Form 10-Q
period 2022-09-30
Corebridge Financial, Inc.
filed 2022-11-09
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-41504
Corebridge Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4715639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2919 Allen Parkway, Woodson Tower, Houston, Texas	77019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 1-877-375-2422
____________________
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	CRBG	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2022, there were 645,000,000 shares outstanding of the registrant’s common stock.

COREBRIDGE FINANCIAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

FORM 10-Q

Cautionary Statement Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “targets,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, without limitation, statements regarding our intentions, beliefs, assumptions or current plans and expectations concerning, among other things, financial position and future financial condition; results of operations; expected operating and non-operating relationships; ability to meet debt service obligations and financing plans; product sales; distribution channels; retention of business; investment yields and spreads; investment portfolio and ability to manage asset-liability cash flows; financial goals and targets; prospects; growth strategies or expectations; laws and regulations; customer retention; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; the impact of our separation from AIG; the impact of the ongoing COVID-19 pandemic; geopolitical events, including the ongoing conflict in Ukraine; and the impact of prevailing capital markets and economic conditions.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” included in the Company’s prospectus filed on September 16, 2022 with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•rapidly increasing interest rates, changes to credit spreads and sustained low, declining or negative interest rates;
•the deterioration of economic conditions, an increase in the likelihood of a recession, changes in market conditions, weakening in capital markets, the rise of inflation or geopolitical tensions, including the armed conflict between Ukraine and Russia;
•the impact of COVID-19, which will depend on future developments, including with respect to new variants, that are uncertain and cannot be predicted;
•declines or volatility in equity markets;
•the unpredictability of the amount and timing of insurance liability claims;
•unavailable, uneconomical or inadequate reinsurance;
•Fortitude Re may fail to perform its obligations under its reinsurance agreements;
•acceleration of the amortization of deferred policy acquisition costs (“DAC”), or the recording of additional liabilities for future policy benefits by our subsidiaries due to interest rate fluctuations, increased lapses and surrenders, declining investment returns and other events;
•the realization of, or future impairments resulting from, gross unrealized losses on fixed maturity securities;
•the inaccuracy of the methodologies, estimations and assumptions underlying our valuation of investments and derivatives;
•our limited ability to access funds from our subsidiaries;
•any additional indebtedness that we may incur;
•our potential inability to refinance all or a portion of our indebtedness to obtain additional financing;
•our inability to generate cash to meet our needs due to the illiquidity of some of our investments;
•a downgrade in our Insurer Financial Strength (“IFS”) ratings or credit ratings;
•our exposure to liquidity and other risks due to participation in a securities lending program and a repurchase program;
•changes in the method for determining LIBOR, the upcoming phasing out of LIBOR and uncertainty related to LIBOR replacement rates, such as Secured Overnight Financing Rate Data (“SOFR”) or Sterling Overnight Interbank Average Rate (“SONIA”);
•exposure to credit risk due to non-performance or defaults by our counterparties;
•our ability to adequately assess risks and estimate losses when pricing our products;

Corebridge | Third Quarter 2022 Form 10-Q 1

•volatility of our results due to guarantees within certain of our products;
•our exposure to counterparty credit risk due to our use of derivative instruments to hedge market risks associated with our liabilities;
•difficulty in marketing and distributing products through our current and future distribution channels and the use of third parties;
•the highly competitive nature of our Group Retirement segment, consolidated plan sponsors and the potential for redirection of plan sponsor assets;
•the inadequate and unanticipated performance of third parties that we rely upon to provide certain business and administrative services on our behalf;
•our inability to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data;
•increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding environmental, social and governance matters;
•the ineffectiveness of our risk management policies and procedures;
•significant legal, governmental or regulatory proceedings;
•the ineffectiveness of new elements of our business strategy in accomplishing our objectives;
•the intense competition we face in each of our business lines and the technological changes that may present new and intensified challenges to our business;
•catastrophes, including those associated with climate change and pandemics;
•material changes to, or termination of, our investment advisory contracts with AIG and Fortitude Re;
•changes in accounting principles and financial reporting requirements;
•our foreign operations, which may expose us to risks that may affect our operations;
•business or asset acquisitions and dispositions that may expose us to certain risks;
•our inability to protect our intellectual property and our exposure to infringement claims;
•how heavily our business is regulated;
•new domestic or international laws and regulations, both domestically and internationally;
•changes in U.S. federal income or other tax laws or the interpretation of tax laws, including the Inflation Reduction Act of 2022, as recently enacted;
•our potential exposure to the USA PATRIOT Act, the Foreign Corrupt Practices Act, the regulations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control and similar laws and regulations;
•our potential to be deemed an “investment company” under the Investment Company Act, which could make it impractical for us to continue our business as contemplated;
•differences between actual experience and the estimates used in the preparation of financial statements and modeled results used in various areas of our business;
•differences in actual experience and the assumptions and estimates used in preparing projections for our reserves and cash flows;
•the ineffectiveness of our productivity improvement initiatives in yielding our expected expense reductions and improvements in operational and organizational efficiency;
•recognition of an impairment of our goodwill or the establishment of an additional valuation allowance against our deferred income tax assets as a result of our business lines underperforming or their estimated fair values declining;
•our inability to attract and retain the key employees and highly skilled people we need to support our business;
•difficulties in detecting and preventing employee error and misconduct;
•the termination by Blackstone IM of the SMAs to manage portions of our investment portfolio and risks related to limitations on our ability to terminate the Blackstone IM arrangements;
•our limited ability to pursue certain investment opportunities and retain well-performing investment managers due to our exclusive investment management and advisory arrangements with Blackstone IM in relation to certain asset classes;
•the historical performance of AMG, Blackstone IM and BlackRock not being indicative of the future results of our investment portfolio, our future results or any returns expected on our common shares;
•ineffective management of our investment portfolio due to increased regulation or scrutiny of investment advisers and certain trading methods;

Corebridge | Third Quarter 2022 Form 10-Q 2

•our failure to replicate or replace functions, systems and infrastructure provided by AIG (including through shared service contracts) or our loss of benefits from AIG’s global contracts, and AIG’s failure to perform the services provided for in the Transition Services Agreement;
•the unreliability of our historical consolidated financial data as an indicator of our future results;
•the significant influence that AIG has over us;
•our status as a “controlled company” within the meaning of the NYSE rules;
•conflicts of interest that may arise because our controlling stockholder may have continuing agreements and business relationships with us;
•actual or potential conflicts of interest with certain of our directors because of their AIG equity ownership or their current or former AIG positions;
•our indemnification obligations in favor of AIG;
•the interpretation of insurance holding company laws which may deem that investors in AIG “control” us following their investment in our common stock;
•potentially higher U.S. federal income taxes due to our inability to file a single U.S. consolidated federal income tax return following our separation from AIG;
•our separation from AIG causing an “ownership change” for U.S. federal income tax purposes;
•risks associated with the Tax Matters Agreement with AIG and our potential liability for U.S. income taxes of the entire AIG Consolidated Tax Group for all taxable years or portions thereof in which we (or our subsidiaries) were members of such group;
•the anti-takeover provisions in our Organizational Documents;
•limitations on personal liability of our directors and officers for breach of fiduciary duty under the DGCL;
•the exclusive forum provisions for certain litigation in our second amended and restated bylaws;
•our amended and restated certificate of incorporation provides that we waive and renounce any interest or expectancy in, or in being offered an opportunity to participate in, certain corporate opportunities presented to AIG and Blackstone Inc. (“Blackstone”);
•the increased expense and time associated with fulfilling our obligations incident to being a public company;
•the lack of a prior public market for our common stock and the potential that the market price of our common stock could decline;
•the potential that the market price of our common stock could decline due to future sales of shares by our existing stockholders, including AIG or Blackstone;
•the potential inability of our stockholders to realize a control premium if AIG sells a controlling interest in us to a third party in a private transaction; and
•applicable insurance laws, which could make it difficult to effect a change of control of our company.
Other risks, uncertainties and factors, including those discussed in “Risk Factors” in the Prospectus, could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in “Risk Factors” in the Prospectus to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to update or revise any forward-looking statements to reflect the occurrence of events, unanticipated or otherwise, other than as may be required by law.

Corebridge | Third Quarter 2022 Form 10-Q 3

Part I – Financial Information

Item 1. | Financial Statements

Corebridge Financial, Inc. Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except for share data)	September 30, 2022	December 31, 2021
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $93 in 2022 and $78 in 2021 (amortized cost: 2022 - $177,399; 2021 - $182,593)*	$151,039	$198,568
Other bond securities, at fair value (See Note 5)*	4,775	2,082
Equity securities, at fair value (See Note 5)*	144	242
Mortgage and other loans receivable, net of allowance for credit losses of $548 in 2022 and $496 in 2021*	42,539	39,388
Other invested assets (portion measured at fair value: 2022 - $7,600; 2021 - $7,104)*	10,143	10,567
Short-term investments, including restricted cash of $19 in 2022 and $57 in 2021 (portion measured at fair value: 2022 - $1,607; 2021 - $1,455)*	5,166	5,471
Total investments	213,806	256,318
Cash*	382	537
Accrued investment income*	1,793	1,760
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2022 and $1 in 2021	695	884
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $— in 2022 and $— in 2021	27,963	28,472
Reinsurance assets - other, net of allowance for credit losses and disputes of $108 in 2022 and $101 in 2021	2,812	2,932
Deferred income taxes	9,715	4,837
Deferred policy acquisition costs and value of business acquired	13,318	8,058
Other assets, including restricted cash of $43 in 2022 and $7 in 2021 (portion measured at fair value: 2022 - $344; 2021 - $684)*	2,809	3,303
Separate account assets, at fair value	81,302	109,111
Total assets	$354,595	$416,212
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$55,407	$57,751
Policyholder contract deposits (portion measured at fair value: 2022 - $6,501; 2021 - $9,824)	157,734	156,846
Other policyholder funds	3,327	2,849
Fortitude Re funds withheld payable (portion measured at fair value: 2022 - $797; 2021 - $7,974)	26,559	35,144
Other liabilities (portion measured at fair value: 2022 - $83; 2021 - $191)*	6,512	9,903
Short-term debt	1,500	8,317
Long-term debt	7,868	427
Debt of consolidated investment entities (portion measured at fair value: 2022 - $5; 2021 - $5)*	5,995	6,936
Separate account liabilities	81,302	109,111
Total liabilities	346,204	387,284
Contingencies, commitments and guarantees (See Note 12)
Redeemable noncontrolling interest	17	83
Corebridge Shareholders' equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; 645,000,000 shares issued	6	—
Common stock class A, $0.01 par value; 2,252,500,000 shares authorized; 581,145,000 shares issued	—	5
Common stock class B, $0.01 par value; 247,500,000 shares authorized; 63,855,000 shares issued	—	1
Additional paid-in capital	8,030	8,054
Retained earnings	16,783	8,859
Accumulated other comprehensive income (loss)	(17,290)	10,167
Total Corebridge Shareholders' equity	7,529	27,086
Non-redeemable noncontrolling interests	845	1,759
Total equity	8,374	28,845
Total liabilities, redeemable noncontrolling interest and equity	$354,595	$416,212
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Third Quarter 2022 Form 10-Q 4

Corebridge Financial, Inc. Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per common share data)	2022	2021	2022	2021
Revenues:
Premiums	$1,305	$941	$3,046	$2,988
Policy fees	732	714	2,238	2,269
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,003	2,560	6,404	7,411
Net investment income - Fortitude Re funds withheld assets	157	445	617	1,336
Total net investment income	2,160	3,005	7,021	8,747
Net realized gains:
Net realized gains - excluding Fortitude Re funds withheld assets and embedded derivative	1,326	597	3,282	1,207
Net realized gains (losses) on Fortitude Re funds withheld assets	(89)	169	(272)	482
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	1,463	(195)	6,694	(29)
Total net realized gains	2,700	571	9,704	1,660
Advisory fee income	114	146	362	454
Other income	130	144	439	433
Total revenues	7,141	5,521	22,810	16,551
Benefits and expenses:
Policyholder benefits	1,810	1,514	4,752	4,810
Interest credited to policyholder account balances	944	920	2,725	2,661
Amortization of deferred policy acquisition costs and value of business acquired	339	388	1,313	876
Non-deferrable insurance commissions	156	168	481	481
Advisory fee expenses	65	77	201	245
General operating expenses	578	521	1,741	1,553
Interest expense	149	83	357	295
(Gain) loss on extinguishment of debt	—	—	—	229
Net (gain) loss on divestitures	(2)	(103)	1	(103)
Total benefits and expenses	4,039	3,568	11,571	11,047
Income before income tax expense	3,102	1,953	11,239	5,504
Income tax expense	625	381	2,243	959
Net income	2,477	1,572	8,996	4,545
Less:
Net income attributable to noncontrolling interests	126	152	281	312
Net income attributable to Corebridge	$2,351	$1,420	$8,715	$4,233

Income (loss) per common share attributable to Corebridge common shareholders:
Basic:
Common stock	$3.64	N/A	$13.51	N/A
Common stock Class A	N/A	$2.20	N/A	$6.56
Common stock Class B	N/A	$2.20	N/A	$6.56
Diluted:
Common stock	$3.63	N/A	$13.50	N/A
Common stock Class A	N/A	$2.20	N/A	$6.56
Common stock Class B	N/A	$2.20	N/A	$6.56

Weighted averages shares outstanding:
Common stock - Basic	645.7	N/A	645.2	N/A
Common stock - Diluted	646.4	N/A	645.4	N/A
Common stock Class A - Basic and diluted	N/A	581.1	N/A	581.1
Common stock Class B - Basic and diluted	N/A	63.9	N/A	63.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Third Quarter 2022 Form 10-Q 5

Corebridge Financial, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$2,477	$1,572	$8,996	$4,545
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(47)	—	(46)	24
Change in unrealized depreciation of all other investments	(6,379)	(1,282)	(27,442)	(4,068)
Change in cash flow hedges	(6)	—	163	—
Change in foreign currency translation adjustments	(78)	(21)	(150)	(17)
Change in retirement plan liabilities	—	—	(1)	—
Other comprehensive income (loss)	(6,510)	(1,303)	(27,476)	(4,061)
Comprehensive income (loss)	(4,033)	269	(18,480)	484
Less:
Comprehensive income attributable to noncontrolling interests	107	148	262	308
Comprehensive income (loss) attributable to Corebridge	$(4,140)	$121	$(18,742)	$176
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Third Quarter 2022 Form 10-Q 6

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (Unaudited)

(in millions)	Common Stock	Common Stock Class A	Common Stock Class B	Additional Paid-In Capital	Retained Earnings	Shareholders' Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended September 30, 2022
Balance, beginning of period	$6	$—	$—	$8,033	$14,643	$—	$(10,799)	$11,883	$1,208	$13,091
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	2,351	—	—	2,351	127	2,478
Dividends on common stock	—	—	—	—	(148)	—	—	(148)	—	(148)
Other comprehensive income, net of tax	—	—	—	—	—	—	(6,491)	(6,491)	(19)	(6,510)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	(104)	(104)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(399)	(399)
Other	—	—	—	(3)	(63)	—	—	(66)	10	(56)
Balance, end of period	$6	$—	$—	$8,030	$16,783	$—	$(17,290)	$7,529	$845	$8,374
Nine Months Ended September 30, 2022
Balance, beginning of year	$—	$5	$1	$8,054	$8,859	$—	$10,167	$27,086	$1,759	$28,845
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	8,715	—	—	8,715	282	8,997
Dividends on common stock	—	—	—	—	(728)	—	—	(728)	—	(728)
Other comprehensive income, net of tax	—	—	—	—	—	—	(27,457)	(27,457)	(19)	(27,476)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	(104)	(104)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	45	45
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,117)	(1,117)
Other	6	(5)	(1)	(24)	(63)	—	—	(87)	(1)	(88)
Balance, end of period	$6	$—	$—	$8,030	$16,783	$—	$(17,290)	$7,529	$845	$8,374
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Third Quarter 2022 Form 10-Q 7

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (Unaudited) (Continued)

(in millions)	Common Stock	Common Stock Class A	Common Stock Class B	Additional Paid-In Capital	Retained Earnings	Shareholders' Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended September 30, 2021
Balance, beginning of period	$—	$5	$1	$—	$—	$24,512	$11,895	$36,413	$2,523	$38,936
Change in net investment	—	—	—	—	—	(32)	—	(32)	—	(32)
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	1,420	—	1,420	152	1,572
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,299)	(1,299)	(4)	(1,303)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	(8)	(8)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	54	54
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(298)	(298)
Other	—	—	—	—	—	7	—	7	1	8
Balance, end of period	$—	$5	$1	$—	$—	$25,907	$10,596	$36,509	$2,420	$38,929
Nine Months Ended September 30, 2021
Balance, beginning of year	$—	$5	$1	$—	$—	$22,573	$14,653	$37,232	$2,549	$39,781
Change in net investment	—	—	—	—	—	(882)	—	(882)	—	(882)
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	4,233	—	4,233	312	4,545
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,057)	(4,057)	(4)	(4,061)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	50	50
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	181	181
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(669)	(669)
Other	—	—	—	—	—	(17)	—	(17)	1	(16)
Balance, end of period	$—	$5	$1	$—	$—	$25,907	$10,596	$36,509	$2,420	$38,929
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Third Quarter 2022 Form 10-Q 8

Corebridge Financial, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$8,996	$4,545
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	307	(848)
Net (gain) loss on divestitures	1	(103)
Loss on extinguishment of debt	—	229
Unrealized gains in earnings - net	(2,864)	(1,235)
Equity in (income) loss from equity method investments, net of dividends or distributions	(110)	28
Depreciation and other amortization	1,055	571
Impairments of assets	11	35
General operating and other expenses	—	88
Changes in operating assets and liabilities:
Insurance reserves	1,697	1,423
Premiums and other receivables and payables - net	(33)	59
Funds held relating to Fortitude re Reinsurance contracts	(8,381)	(1,120)
Reinsurance assets and funds held under reinsurance treaties	412	25
Capitalization of deferred policy acquisition costs	(735)	(782)
Current and deferred income taxes - net	1,192	(734)
Other, net	654	(149)
Total adjustments	(6,794)	(2,513)
Net cash provided by operating activities	2,202	2,032
Cash flows from investing activities:
Proceeds from (payments for)
sales or distributions of:
Available-for-sale securities	9,183	7,200
Other securities	602	162
Other invested assets	1,556	2,314
Divestitures, net	—	137
Maturities of fixed maturity securities available for sale	7,784	15,656
Principal payments received on mortgage and other loans receivable	4,839	4,702
Purchases of:
Available-for-sale securities	(14,385)	(27,049)
Other securities	(3,248)	(29)
Other invested assets	(1,225)	(1,770)
Mortgage and other loans receivable	(9,399)	(5,477)
Acquisition of businesses, net of cash and restricted cash acquired	(107)	—
Net change in short-term investments	87	2,024
Net change in derivative assets and liabilities	1,011	(839)
Other, net	(28)	(75)
Net cash used in investing activities	(3,330)	(3,044)
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	19,779	19,485
Policyholder contract withdrawals	(14,736)	(16,208)
Issuance of long-term debt	7,451	345
Issuance of short-term debt	1,512	—
Issuance of debt of consolidated investment entities	860	3,707
Repayments of long-term debt	—	(815)
Repayments of short-term debt	(8,312)	—
Maturities and repayments of debt of consolidated investment entities	(1,090)	(3,906)
Dividends paid on common stock	(580)	—
Distributions to AIG	—	(1,021)
Distributions to noncontrolling interests	(395)	(669)
Contributions from noncontrolling interests	45	201
Net change in securities lending and repurchase agreements	(3,474)	8
Other, net	(80)	(30)
Net cash provided by financing activities	980	1,097
Effect of exchange rate changes on cash and restricted cash	(9)	(1)
Net increase (decrease) in cash and restricted cash	(157)	84
Cash and restricted cash at beginning of year	601	918
Change in cash of businesses held for sale	—	(436)
Cash and restricted cash at end of period	$444	$566
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Third Quarter 2022 Form 10-Q 9

Corebridge Financial, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Supplementary Disclosure of Consolidated Cash Flow Information

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash	$382	$518
Restricted cash included in short-term investments*	19	13
Restricted cash included in other assets*	43	35
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$444	$566

Cash paid during the period for:
Interest	$238	$200
Taxes	$1,051	$1,694
Non-cash investing activities:
Fixed maturity securities, designated available for sale, received in connection with pension risk transfer transactions	$—	$(797)
Fixed maturity securities, designated available for sale, received in connection with reinsurance transactions	$—	$(58)
Fixed maturity securities, designated available for sale, transferred in connection with reinsurance transactions	$204	$543
Corebridge distribution of AIG common stock to AIG	$—	$38
Fixed maturity securities, designated as fair value option, transferred to repay debt of consolidated investment entities	$—	$1,257
Fixed maturity securities, designated available for sale, transferred to repay debt of consolidated investment entities	$458	$605
Investment assets transferred in conjunction with fund establishment	$19	$85
Investment assets received in conjunction with fund establishment	$(49)	$(85)
Real estate investments transferred in conjunction with fund establishment	$305	$—
Equity securities distributed in lieu of cash to non-consolidated Corebridge affiliate	$94	$—
Other invested assets securities distributed in lieu of cash to non-consolidated Corebridge affiliate	$694	$—
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,615	$2,654
Fee income debited to policyholder contract deposits included in financing activities	$(1,268)	$(1,267)
Repayments of debt of consolidated investment entities utilizing fixed maturity securities	$(474)	$(1,862)
Long-term debt forgiven by AIG Parent	$—	$(96)
Non-cash capital contributions	$—	$183
Non-cash capital distributions	$—	$(44)
Distribution in lieu of cash, in equity securities, to non-consolidated Corebridge affiliate	$(94)	$—
Distribution in lieu of cash, in Other invested assets securities, to non-consolidated Corebridge affiliate	$(694)	$—
Extinguishment of debt in exchange for partnership interest	$(172)	$—
Redemption of NCI in exchange for partnership interest	$(104)	$—
*Primarily includes funds held for tax sharing payments to Corebridge Parent, security deposits.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Third Quarter 2022 Form 10-Q 10

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Overview and Basis of Presentation

1. Overview and Basis of Presentation
OVERVIEW
Corebridge Financial, Inc. (“Corebridge Parent”) is a leading provider of retirement solutions and life insurance products in the United States. Our primary business operations consist of sales of individual and group annuities and life insurance products to individuals and institutional markets. Corebridge Parent common stock, par value $0.01 per share, is listed on the New York Stock Exchange (NYSE:CRBG). The terms “Corebridge,” “we,” “us,” “our” or the “Company” mean Corebridge Parent and its consolidated or combined subsidiaries, unless the context refers to Corebridge Parent only.
These unaudited condensed financial statements present the consolidated and combined results of operations, financial condition and cash flows of the Company. On September 19, 2022, we completed an initial public offering (the “IPO”) in which American International Group, Inc. (“ AIG Parent”) sold 80,000,000 shares of Corebridge Parent common stock to the public. Following the IPO, AIG owns 77.7% of the outstanding common stock of Corebridge Parent. AIG Parent is a publicly-traded entity, listed on the New York Stock Exchange (NYSE:AIG). The term “AIG” means AIG Parent and its consolidated subsidiaries, unless the context refers to AIG Parent only.
Prior to the IPO, we underwent a reorganization (the “Reorganization”) to ensure that we held all of AIG’s life and retirement business and substantially all of its investment management operations. The Reorganization was completed on December 31, 2021. As of September 30, 2022, subsidiaries of Corebridge Parent include: AGC Life Insurance Company (“AGC”), American General Life Insurance Company (“AGL”), The Variable Annuity Life Insurance Company (“VALIC”), The United States Life Insurance Company in the City of New York (“USL”), AIG Life of Bermuda, Ltd. (“AIG Bermuda”), AIG Life Ltd. (“AIG Life (United Kingdom)”) and its subsidiary, Laya Healthcare Ltd. (“Laya”), and SAFG Capital LLC and its subsidiaries.
These financial statements include the results of Corebridge Parent, its controlled subsidiaries (generally through a greater than 50% ownership of voting rights and voting interests) and variable interest entities (“VIEs”) of which we are the primary beneficiary. Equity investments in entities that we do not consolidate, including corporate entities in which we have significant influence and partnership and partnership-like entities in which we have more than minor influence over the operating and financial policies, are accounted for under the equity method unless we have elected the fair value option.
BASIS OF PRESENTATION
The financial statements presented for periods on or after December 31, 2021, the date on which the Reorganization was completed, are presented on a consolidated basis, and include the financial position, results of operations and cash flows of the Company. The financial statements for the periods prior to December 31, 2021 are presented on a combined basis, and reflect the historical combined financial position, results of operations and cash flows of Corebridge, AIG Capital Corporation (“Cap Corp”), AIG Life (United Kingdom) and Laya, as the operations were under common control of AIG and reflect the historical combined financial position, results of operations and cash flows of those legal entities.
These unaudited condensed combined and consolidated financial statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2021 included in the Company’s prospectus filed on September 16, 2022 with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”). The condensed consolidated financial information as of December 31, 2021 included herein has been derived from the audited consolidated financial statements for the year ended December 31, 2021 included in our Prospectus.
Our historical financial results included in the Company’s financial statements do not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company during the periods presented or those we will achieve in the future. The Company has recorded affiliated transactions with certain AIG subsidiaries that are not subsidiaries of Corebridge which have not been eliminated in the consolidated or combined financial statements of the Company. The accompanying financial statements reflect all normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary in the opinion of management for a fair statement of our financial position, results of operations and cash flows for the periods presented.
Transfer of AIG Technologies, Inc. and Eastgreen Inc.
In connection with the Reorganization, we and AIG entered into agreements under which we purchased AIG Technologies, Inc. (“AIGT”) and Eastgreen, Inc. (“Eastgreen”) from AIG on February 28, 2022 for total consideration of $107 million. AIGT provides data processing, technology and infrastructure services to Corebridge and AIG entities in the United States, including management of AIG hardware and networks. AIGT utilizes two data centers to provide its services. The real estate related to the two data centers is owned by Eastgreen. To the extent needed, AIGT will continue to provide services to AIG for a transition period.

Corebridge | Third Quarter 2022 Form 10-Q 11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Overview and Basis of Presentation
SIGNIFICANT TRANSACTIONS
Strategic Partnership with Blackstone
On November 2, 2021, Argon Holdco LLC (“Argon”), a wholly-owned subsidiary of Blackstone, Inc. (“Blackstone”), acquired a 9.9% equity stake in Corebridge and Corebridge entered into a long-term asset management relationship with Blackstone. Blackstone manages $50 billion of assets in our investment portfolio, with that amount increasing by $8.5 billion in each of the next five years beginning in the fourth quarter of 2022 for an aggregate of $92.5 billion by the third quarter of 2027.
Pursuant to the Stockholders’ Agreement that we entered into with AIG Parent and Argon at the time of acquisition of Argon’s Corebridge equity stake, Argon may not sell its ownership interest in Corebridge subject to exceptions permitting Argon to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the IPO, with the transfer restrictions terminating in full on the fifth anniversary of the IPO. Also, until Argon no longer owns at least 50% of its initial investment in Corebridge, it will have the right to designate for nomination for election one member of the Corebridge board of directors.
Promissory Note
On November 1, 2021, Corebridge Parent declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with that dividend, Corebridge Parent issued a promissory note to AIG Parent in the amount of $8.3 billion. As of September 30, 2022, the promissory note to AIG Parent has been paid in full.
Affordable Housing Sale
On December 15, 2021, Corebridge and Blackstone Real Estate Income Trust (“BREIT”), a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of Corebridge’s interests in a U.S. affordable housing portfolio for $4.9 billion, in an all cash transaction, subject to certain adjustments, resulting in a pre-tax gain of $3.0 billion.
Sale of Certain Assets of Our Retail Mutual Funds Business
On February 8, 2021, we announced the execution of a definitive agreement with Touchstone Investments, Inc. (“Touchstone”), an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of our retail mutual funds business. This sale consisted of the reorganization of twelve of the retail mutual funds managed by our subsidiary SunAmerica Asset Management, LLC (“SAAMCo”) into certain Touchstone funds. The transaction closed on July 16, 2021, at which time we received initial proceeds and recognized a gain on the sale of $103 million. Concurrently, the twelve retail mutual funds managed by SAAMCo, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional consideration may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. We continue to retain our fund management platform and capabilities dedicated to our variable annuity insurance products.
USE OF ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Accounting policies that we believe are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:
•fair value measurements of certain financial assets and liabilities;
•valuation of liabilities for guaranteed benefit features of variable annuity products, fixed annuity products and fixed index annuity products, including the valuation of embedded derivatives;
•estimated gross profits (“EGPs”) to value deferred policy acquisition costs (“DAC”) and unearned revenue (“URR”) for investment-oriented products, such as universal life insurance, variable and fixed annuities, and fixed index annuities;
•valuation of future policy benefit liabilities and timing and extent of loss recognition;
•valuation of embedded derivatives for fixed index annuity and life products;
•reinsurance assets, including the allowance for credit losses;
•allowance for credit losses primarily on loans and available-for-sale fixed maturity securities;
•goodwill impairment;
•liability for legal contingencies;
•income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset.
These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

Corebridge | Third Quarter 2022 Form 10-Q 12

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies
ACCOUNTING STANDARDS ADOPTED DURING 2022
Reference Rate Reform
On March 12, 2020, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The standard allows us to account for certain contract modifications that result from the discontinuation of the London Interbank Offered Rate (“LIBOR”) or another reference rate as a continuation of the existing contract without additional analysis. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur.
Where permitted by the guidance, we have accounted for contract modifications stemming from the discontinuation of LIBOR or another reference rate as a continuation of the existing contract. As part of our implementation efforts, we have and will continue to assess our operational readiness and current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes. The adoption of the standard has not had, and is not expected to have, a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.
FUTURE APPLICATION OF ACCOUNTING STANDARDS
Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity.
The Company will adopt the standard on January 1, 2023. We continue to evaluate and expect the adoption of this standard will impact our financial condition, results of operations, statement of cash flows and disclosures, as well as systems, processes and controls.
The Company will adopt the standard using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs associated therewith. The Company will adopt the standard in relation to market risk benefits (“MRBs”) on a retrospective basis. Based upon this transition method, the Company currently estimates that the January 1, 2021 transition date (“Transition Date”) impact from adoption is likely to result in a decrease in the Company’s pre-tax equity between approximately $1.0 billion and $3.0 billion. The most significant drivers of the transition adjustment are expected to be (1) changes related to market risk benefits in our Individual Retirement and Group Retirement segments, including the impact of non-performance adjustments; (2) changes to the discount rate which will most significantly impact our Life Insurance and Institutional Markets segments; and (3) the removal of balances recorded in accumulated other comprehensive income (“AOCI”) related to changes in unrealized appreciation (depreciation) on investments.
Market risk benefits: The standard requires the measurement of all MRBs (e.g., living benefit and death benefit guarantees associated with variable annuities) associated with deposit (or account balance) contracts at fair value at each reporting period. Changes in fair value compared to prior periods will be recorded and presented separately within the income statement, with the exception of instrument-specific credit risk changes (non-performance adjustments), which will be recognized in Other comprehensive income. MRBs will impact both retained earnings and AOCI upon transition.
As MRBs are required to be accounted for at fair value, the quarterly valuation of these items will result in variability and volatility in the Company’s results following adoption. The accounting for MRBs will primarily impact our Individual Retirement and Group Retirement segments.
Discount rate assumption: The standard requires the discount rate assumption for the liability for future policy benefits to be updated at the end of each reporting period using an upper-medium grade (low credit risk) fixed income instrument yield that maximizes the use of observable market inputs. Upon transition, the Company currently estimates an adjustment to AOCI due to the fact that the market upper-medium grade (low credit risk) interest rates as of the Transition Date differ from reserve interest accretion rates. Lower interest rates result in a higher liability for future policy benefits, and are anticipated to more significantly impact our Life Insurance and Institutional Markets segments.
Following adoption, the impact of changes to discount rates will be recognized through other comprehensive income. Changes resulting from unlocking the discount rate each reporting period will primarily impact term life insurance and other traditional life insurance products, as well as pension risk transfer (“PRT”) and structured settlement products.

Corebridge | Third Quarter 2022 Form 10-Q 13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. Summary of Significant Accounting Policies
Removal of balances related to changes in unrealized appreciation (depreciation) on investments: Under the standard, the majority of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments will be eliminated.
In addition to the above, the standard also:
•requires the review and, if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long-duration contracts, with the recognition and separate presentation of any resulting re-measurement gain or loss (except for discount rate changes as noted above) in the income statement;
•simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test; and
•increased disclosures of disaggregated roll-forwards of several balances, including: liabilities for future policy benefits, deferred acquisition costs, account balances, market risk benefits, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.
We expect that the accounting for Fortitude Re will continue to remain largely unchanged. With respect to Fortitude Re, the reinsurance assets, including the discount rates, will continue to be calculated using the same methodology and assumptions as the direct policies. Accounting for modified coinsurance (“modco”) remains unchanged.
The Company has created a governance framework and a plan to support implementation of the updated standard. As part of its implementation plan, the Company has also advanced the modernization of its actuarial technology platform to enhance its modeling, data management, experience study and analytical capabilities, increase the end-to-end automation of key reporting and analytical processes and optimize its control framework. The Company has designed and begun implementation and testing of internal controls related to the new processes created as part of implementing the updated standard and will continue to refine these internal controls until the formal implementation in the first quarter of 2023.
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued an accounting standard update that eliminates the accounting guidance for troubled debt restructurings for creditors and amends the guidance on ‘‘vintage disclosures’’ to require disclosure of current-period gross write-offs by year of origination. The standard also updates the requirements for accounting for credit losses by adding enhanced disclosures for creditors related to loan refinancings and restructurings for borrowers experiencing financial difficulty. Because the Company has already adopted the current expected credit loss (“CECL”) model, the amendments in this standard are effective for fiscal years beginning after December 15, 2022, including interim periods within those years. We do not expect the standard to have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.
Fair Value Measurement
On June 30, 2022, the FASB issued an accounting standards update to address diversity in practice by clarifying that a contractual sale restriction should not be considered in the measurement of the fair value of an equity security. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The guidance is effective for public companies for fiscal years beginning after December 15, 2023 and interim period within those years, with early adoption permitted. For entities other than investment companies, the accounting standards update applies prospectively, with any adjustments resulting from adoption recognized in earnings on the date of adoption. We are assessing the impact of this standard.

Corebridge | Third Quarter 2022 Form 10-Q 14

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

3. Segment Information
We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources.
We report our results of operations as five reportable segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities, variable annuities and retail mutual funds. On February 8, 2021, we announced the execution of a definitive agreement with Touchstone to sell certain assets of our retail mutual funds business. This Touchstone transaction closed on July 16, 2021. For further information on this sale, see Note 1 to our audited annual consolidated financial statements.
•Group Retirement – consists of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issues individual and group life insurance in the United Kingdom, and distributes medical insurance in Ireland.
•Institutional Markets – consists of stable value wrap (“SVW”) products, structured settlement and PRT annuities, guaranteed investment contracts (“GICs”) and Corporate Market products that include corporate-and bank-owned life insurance, private placement variable universal life and private placement variable annuities products.
•Corporate and Other – consists primarily of:
–Corporate expenses not attributable to our other segments;
–interest expense on financial debt;
–results of our consolidated investment entities;
–institutional asset management business, which includes managing assets for non-consolidated affiliates; and
–results of our legacy insurance lines ceded to Fortitude Re.
We evaluate segment performance based on adjusted revenues and adjusted pre-tax operating income (loss) (“APTOI”). Adjusted revenues are derived by excluding certain items from total revenues. APTOI is derived by excluding certain items from income from operations before income tax. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and adjustments that we believe to be common to the industry. Legal entities are attributed to each segment based upon the predominance of activity in that legal entity.
APTOI excludes the impact of the following items:
Fortitude-related adjustments:
The modco reinsurance agreements with Fortitude Re transfer the economics of the invested assets supporting the reinsurance agreements to Fortitude Re. Accordingly, the net investment income on Fortitude Re funds withheld assets and the net realized gains (losses) on Fortitude Re funds withheld assets are excluded from APTOI. Similarly, changes in the Fortitude Re funds withheld embedded derivative are also excluded from APTOI.
As a result of entering into the reinsurance agreements with Fortitude Re we recorded a loss which was primarily attributed to the write-off of DAC, VOBA and deferred cost of reinsurance assets. The total loss and the ongoing results associated with the reinsurance agreement with Fortitude Re have been excluded from APTOI as these are not indicative of our ongoing business operations.
Investment-related adjustments:
APTOI excludes “Net realized gains (losses),” including changes in the allowance for credit losses on available-for-sale securities and loans, as well as gains or losses from sales of securities, except for gains (losses) related to the disposition of real estate investments. Net realized gains (losses), except for gains (losses) related to the disposition of real estate investments, are excluded as the timing of sales on invested assets or changes in allowances depend largely on market credit cycles and can vary considerably across periods. In addition, changes in interest rates may create opportunistic scenarios to buy or sell invested assets. Our derivative results, including those used to economically hedge insurance liabilities, also included in net realized gains (losses) are similarly excluded from APTOI except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedges or for asset replication. Earned income on such economic hedges is reclassified from net realized gains

Corebridge | Third Quarter 2022 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

and losses to specific APTOI line items based on the economic risk being hedged (e.g., net investment income and interest credited to policyholder account balances).
Our investment-oriented contracts, such as universal life insurance, and fixed, fixed index and variable annuities, are also impacted by net realized gains (losses), and these secondary impacts are also excluded from APTOI. Specifically, the changes in benefit reserves and DAC, VOBA and deferred sales inducement (“DSI”) assets related to net realized gains (losses) are excluded from APTOI.
Variable and fixed index annuities and index universal life insurance products adjustments:
Certain of our variable annuity contracts contain guaranteed minimum withdrawal benefits (“GMWBs”) and are accounted for as embedded derivatives. Additionally, certain fixed index annuity contracts contain GMWB or indexed interest credits which are accounted for as embedded derivatives, and our index universal life insurance products also contain embedded derivatives. Changes in the fair value of these embedded derivatives, including rider fees attributed to the embedded derivatives, are recorded through “Net realized gains (losses)” and are excluded from APTOI.
Changes in the fair value of securities used to hedge guaranteed living benefits are excluded from APTOI.
Other adjustments:
Other adjustments represent all other adjustments that are excluded from APTOI and includes the net pre-tax operating income (losses) from noncontrolling interests related to consolidated investment entities. The excluded adjustments include, as applicable:
•restructuring and other costs related to initiatives designed to reduce operating expenses, improve efficiency and simplify our organization;
•non-recurring costs associated with the implementation of non-ordinary course legal or regulatory changes or changes to accounting principles;
•separation costs;
•non-operating litigation reserves and settlements;
•loss (gain) on extinguishment of debt;
•losses from the impairment of goodwill; and
•income and loss from divested or run-off business.
The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended September 30, 2022
Premiums	$56	$3	$422	$804	$20	$—	$1,305	$—	$1,305
Policy fees	203	109	371	49	—	—	732	—	732
Net investment income(a)	940	491	307	257	39	(3)	2,031	129	2,160
Net realized gains (losses)(a)(b)	—	—	—	—	132	—	132	2,568	2,700
Advisory fee and other income	108	74	28	—	31	—	241	3	244
Total adjusted revenues	1,307	677	1,128	1,110	222	(3)	4,441	2,700	7,141
Policyholder benefits	165	24	698	915	—	—	1,802	8	1,810
Interest credited to policyholder account balances	488	286	84	85	—	—	943	1	944
Amortization of deferred policy acquisition costs	234	22	59	2	—	—	317	22	339
Non-deferrable insurance commissions	87	31	30	7	1	—	156	—	156
Advisory fee expenses	34	31	—	—	—	—	65	—	65
General operating expenses	100	103	154	18	97	1	473	105	578
Interest expense	—	—	—	—	144	(8)	136	13	149
Net (gain) loss on divestitures	—	—	—	—	—	—	—	(2)	(2)
Total benefits and expenses	1,108	497	1,025	1,027	242	(7)	3,892	147	4,039
Noncontrolling interests	—	—	—	—	(126)	—	(126)
Adjusted pre-tax operating income (loss)	$199	$180	$103	$83	$(146)	$4	$423
Adjustments to:
Total revenue							2,700
Total expenses							147
Noncontrolling interests							126
Income before income tax (benefit)							$3,102		$3,102

Corebridge | Third Quarter 2022 Form 10-Q 16

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended September 30, 2021
Premiums	$68	$7	$347	$499	$21	$—	$942	$(1)	$941
Policy fees	244	135	288	47	—	—	714	—	714
Net investment income(a)	1,110	606	440	301	122	(11)	2,568	437	3,005
Net realized gains (losses)(a)(b)	—	—	—	—	152	—	152	419	571
Advisory fee and other income	145	89	29	1	26	—	290	—	290
Total adjusted revenues	1,567	837	1,104	848	321	(11)	4,666	855	5,521
Policyholder benefits	205	32	662	598	—	—	1,497	17	1,514
Interest credited to policyholder account balances	487	289	88	75	—	—	939	(19)	920
Amortization of deferred policy acquisition costs	373	16	(7)	1	—	—	383	5	388
Non-deferrable insurance commissions	94	31	36	6	1	—	168	—	168
Advisory fee expenses	43	34	—	—	—	—	77	—	77
General operating expenses	98	109	198	24	88	(6)	511	10	521
Interest expense	10	9	6	2	50	(7)	70	13	83
Net (gain) loss on divestitures	—	—	—	—	—	—	—	(103)	(103)
Total benefits and expenses	1,310	520	983	706	139	(13)	3,645	(77)	3,568
Noncontrolling interests	—	—	—	—	(149)	—	(149)
Adjusted pre-tax operating income (loss)	$257	$317	$121	$142	$33	$2	$872
Adjustments to:
Total revenue							855
Total expenses							(77)
Noncontrolling interests							149
Income before income tax (benefit)							$1,953		$1,953

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Nine Months Ended September 30, 2022
Premiums	$168	$16	$1,284	$1,538	$62	$—	$3,068	$(22)	$3,046
Policy fees	637	347	1,109	145	—	—	2,238	—	2,238
Net investment income(a)	2,824	1,506	1,013	760	361	(13)	6,451	570	7,021
Net realized gains (losses)(a)(b)	—	—	—	—	143	—	143	9,561	9,704
Advisory fee and other income	346	232	94	1	101	—	774	27	801
Total adjusted revenues	3,975	2,101	3,500	2,444	667	(13)	12,674	10,136	22,810
Policyholder benefits	494	78	2,318	1,863	—	—	4,753	(1)	4,752
Interest credited to policyholder account balances	1,392	853	256	215	—	—	2,716	9	2,725
Amortization of deferred policy acquisition costs	613	85	192	5	—	—	895	418	1,313
Non-deferrable insurance commissions	265	89	104	21	2	—	481	—	481
Advisory fee expenses	106	95	—	—	—	—	201	—	201
General operating expenses	318	332	479	55	297	2	1,483	258	1,741
Interest expense	—	—	—	—	349	(29)	320	37	357
Net (gain) loss on divestitures	—	—	—	—	—	—	—	1	1
Total benefits and expenses	3,188	1,532	3,349	2,159	648	(27)	10,849	722	11,571
Noncontrolling interests	—	—	—	—	(281)	—	(281)
Adjusted pre-tax operating income (loss)	$787	$569	$151	$285	$(262)	$14	$1,544
Adjustments to:
Total revenue							10,136
Total expenses							722
Noncontrolling interests							281
Income before income tax (benefit)							$11,239		$11,239

Corebridge | Third Quarter 2022 Form 10-Q 17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Nine Months Ended September 30, 2021
Premiums	$125	$15	$1,171	$1,624	$65	$—	$3,000	$(12)	$2,988
Policy fees	717	389	1,023	140	—	—	2,269	—	2,269
Net investment income(a)	3,254	1,810	1,241	861	304	(45)	7,425	1,322	8,747
Net realized gains (losses)(a)(b)	—	—	—	—	198	—	198	1,462	1,660
Advisory fee and other income	454	248	80	2	103	—	887	—	887
Total adjusted revenues	4,550	2,462	3,515	2,627	670	(45)	13,779	2,772	16,551
Policyholder benefits	418	58	2,417	1,896	—	—	4,789	21	4,810
Interest credited to policyholder account balances	1,346	859	265	221	—	—	2,691	(30)	2,661
Amortization of deferred policy acquisition costs	620	45	110	4	—	—	779	97	876
Non-deferrable insurance commissions	271	89	100	19	2	—	481	—	481
Advisory fee expenses	149	96	—	—	—	—	245	—	245
General operating expenses	319	329	514	62	290	(5)	1,509	44	1,553
Interest expense	36	28	19	7	216	(39)	267	28	295
Loss on extinguishment of debt	—	—	—	—	—	—	—	229	229
Net (gain) loss on divestitures	—	—	—	—	—	—	—	(103)	(103)
Total benefits and expenses	3,159	1,504	3,425	2,209	508	(44)	10,761	286	11,047
Noncontrolling interests	—	—	—	—	(259)	—	(259)
Adjusted pre-tax operating income (loss)	$1,391	$958	$90	$418	$(97)	$(1)	$2,759
Adjustments to:
Total revenue							2,772
Total expenses							286
Noncontrolling interests							259
Income before income tax (benefit)							$5,504		$5,504
(a) Adjustments include Fortitude Re activity of $1,531 million and $419 million for the three months ended September 30, 2022 and 2021, respectively, and $7,039 million and $1,789 million for the nine months ended September 30, 2022 and 2021, respectively.
(b) Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.

4. Fair Value Measurements
FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are measured and classified in accordance with a fair value hierarchy consisting of three “levels” based on the observability of valuation inputs:
•Level 1: Fair value measurements based on quoted prices (unadjusted) in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. We do not adjust the quoted price for such instruments.
•Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
•Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability. Therefore, we must make certain assumptions about the inputs a hypothetical market participant would use to value that asset or liability.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Corebridge | Third Quarter 2022 Form 10-Q 18

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$—	$1,212	$—	$—	$—	$1,212
Obligations of states, municipalities and political subdivisions	—	5,198	785	—	—	5,983
Non-U.S. governments	—	4,165	—	—	—	4,165
Corporate debt	—	98,668	2,811	—	—	101,479
RMBS(b)	—	5,966	5,827	—	—	11,793
CMBS	—	9,148	684	—	—	9,832
CLO(c)	—	5,322	1,628	—	—	6,950
ABS	—	1,061	8,564	—	—	9,625
Total bonds available for sale	—	130,740	20,299	—	—	151,039
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	37	—	—	—	37
Non-U.S. governments	—	21	—	—	—	21
Corporate debt	—	1,348	550	—	—	1,898
RMBS(d)	—	73	119	—	—	192
CMBS	—	203	27	—	—	230
CLO(e)	—	235	1,366	—	—	1,601
ABS	—	68	728	—	—	796
Total other bond securities	—	1,985	2,790	—	—	4,775
Equity securities	74	56	14	—	—	144
Other invested assets(f)	—	—	1,690	—	—	1,690
Derivative assets:
Interest rate contracts	4	1,493	205	—	—	1,702
Foreign exchange contracts	—	2,262	—	—	—	2,262
Equity contracts	14	384	156	—	—	554
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	16	—	—	16
Counterparty netting and cash collateral	—	—	—	(3,359)	(831)	(4,190)
Total derivative assets	18	4,139	377	(3,359)	(831)	344
Short-term investments	35	1,572	—	—	—	1,607
Separate account assets	77,683	3,619	—	—	—	81,302
Total	$77,810	$142,111	$25,170	$(3,359)	$(831)	$240,901
Liabilities:
Policyholder contract deposits(g)	$—	$140	$6,361	$—	$—	$6,501
Derivative liabilities:
Interest rate contracts	—	3,198	—	—	—	3,198
Foreign exchange contracts	—	264	—	—	—	264
Equity contracts	4	77	3	—	—	84
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	—	—	—	—
Counterparty netting and cash collateral	—	—	—	(3,359)	(104)	(3,463)
Total derivative liabilities	4	3,539	3	(3,359)	(104)	83
Fortitude Re funds withheld payable(h)	—	—	797	—	—	797
Debt of consolidated investment entities	—	—	5	—	—	5
Total	$4	$3,679	$7,166	$(3,359)	$(104)	$7,386

Corebridge | Third Quarter 2022 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$—	$1,712	$—	$—	$—	$1,712
Obligations of states, municipalities and political subdivisions	—	7,281	1,395	—	—	8,676
Non-U.S. governments	7	6,390	—	—	—	6,397
Corporate debt	—	138,156	1,907	—	—	140,063
RMBS(b)	—	7,363	7,595	—	—	14,958
CMBS	—	10,228	1,072	—	—	11,300
CLO(c)	—	4,364	3,038	—	—	7,402
ABS	—	660	7,400	—	—	8,060
Total bonds available for sale	7	176,154	22,407	—	—	198,568
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	50	—	—	—	50
Non-U.S. governments	—	17	—	—	—	17
Corporate debt	—	866	134	—	—	1,000
RMBS(d)	—	93	106	—	—	199
CMBS	—	201	33	—	—	234
CLO(e)	—	134	149	—	—	283
ABS	—	94	205	—	—	299
Total other bond securities	—	1,455	627	—	—	2,082
Equity securities	238	2	2	—	—	242
Other invested assets(f)	—	—	1,892	—	—	1,892
Derivative assets:
Interest rate contracts	—	1,911	—	—	—	1,911
Foreign exchange contracts	—	672	—	—	—	672
Equity contracts	7	4,184	479	—	—	4,670
Credit contracts	—	—	1	—	—	1
Other contracts	—	1	12	—	—	13
Counterparty netting and cash collateral	—	—	—	(5,785)	(798)	(6,583)
Total derivative assets	7	6,768	492	(5,785)	(798)	684
Short-term investments	1	1,454	—	—	—	1,455
Separate account assets	105,221	3,890	—	—	—	109,111
Total	$105,474	$189,723	$25,420	$(5,785)	$(798)	$314,034
Liabilities:
Policyholder contract deposits(g)	$—	$130	$9,694	$—	$—	$9,824
Derivative liabilities:
Interest rate contracts	1	1,575	—	—	—	1,576
Foreign exchange contracts	—	366	—	—	—	366
Equity contracts	1	4,048	22	—	—	4,071
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	—	—	—	—
Counterparty netting and cash collateral	—	—	—	(5,785)	(37)	(5,822)
Total derivative liabilities	2	5,989	22	(5,785)	(37)	191
Fortitude Re funds withheld payable(h)	—	—	7,974	—	—	7,974
Debt of consolidated investment entities	—	—	5	—	—	5
Total	$2	$6,119	$17,695	$(5,785)	$(37)	$17,994
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Includes investments in RMBS issued by related parties of $37 million and $2 million classified as Level 2 and Level 3, respectively, as of September 30, 2022. Additionally, includes investments in RMBS issued by related parties of $38 million and $9 million classified as Level 2 and Level 3, respectively, as of December 31, 2021.
(c)Includes investments in CDOs issued by related parties of $0 and $862 million as of September 30, 2022 and December 31, 2021, respectively. The $862 million of CDOs are classified as Level 3.
(d)Includes less than $1 million of investments in RMBS issued by related parties classified as Level 2 as of September 30, 2022 and December 31, 2021.
(e)Includes investments in CDOs issued by special purpose entities of $1.3 billion as of September 30, 2022. The $1.3 billion of CDOs are classified as Level 3. No investments in CDOs issued by special purpose entities were held as of December 31, 2021.

Corebridge | Third Quarter 2022 Form 10-Q 20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
(f)Excludes investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent), which totaled $5.9 billion and $5.2 billion as of September 30, 2022 and December 31, 2021, respectively.
(g)Excludes basis adjustments for fair value hedges.
(h)As discussed in Note 7, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by and continue to reside on Corebridge’s balance sheet. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by Corebridge, which are primarily available-for-sale securities.
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three- and nine-month periods ended September 30, 2022 and 2021 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2022 and 2021:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other (a)	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$931	$—	$(106)	$(34)	$1	$(7)	$—	$785	$—	$(165)
Corporate debt	1,836	(28)	(32)	(207)	1,360	(118)	—	2,811	—	(42)
RMBS	6,144	73	(203)	(179)	1	(9)	—	5,827	—	(177)
CMBS	766	—	(28)	(55)	12	(11)	—	684	—	(37)
CLO	2,798	(52)	(3)	(320)	222	(316)	(701)	1,628	—	(36)
ABS	8,304	22	(416)	547	107	—	—	8,564	—	(450)
Total bonds available for sale	20,779	15	(788)	(248)	1,703	(461)	(701)	20,299	—	(907)
Other bond securities:
Corporate debt	461	(4)	—	65	29	(1)	—	550	(7)	—
RMBS	119	(4)	—	4	—	—	—	119	(4)	—
CMBS	29	(2)	—	—	—	—	—	27	(3)	—
CLO	130	20	—	(125)	12	(16)	1,345	1,366	(2)	—
ABS	704	(30)	—	54	—	—	—	728	(36)	—
Total other bond securities	1,443	(20)	—	(2)	41	(17)	1,345	2,790	(52)	—
Equity securities	7	—	—	7	—	—	—	14	—	—
Other invested assets	1,803	58	(25)	(124)	—	(22)	—	1,690	39	—
Total	$24,032	$53	$(813)	$(367)	$1,744	$(500)	$644	$24,793	$(13)	$(907)

Corebridge | Third Quarter 2022 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$6,971	$(937)	$—	$327	$—	$—	$—	$6,361	$949	$—
Derivative liabilities, net:
Interest rate contracts	(137)	(27)	—	(41)	—	—	—	(205)	29	—
Foreign exchange contracts	—	(1)	—	1	—	—	—	—	1	—
Equity contracts	(145)	94	—	(102)	—	—	—	(153)	(89)	—
Credit contracts	—	—	—	—	—	—	—	—	—	—
Other contracts	(15)	(16)	—	15	—	—	—	(16)	16	—
Total derivative liabilities, net*	(297)	50	—	(127)	—	—	—	(374)	(43)	—
Fortitude Re funds withheld payable	2,349	(1,463)	—	(89)	—	—	—	797	1,506	—
Debt of consolidated investment entities	6	(3)	—	2	—	—	—	5	—	—
Total	$9,029	$(2,353)	$—	$113	$—	$—	$—	$6,789	$2,412	$—

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,903	$1	$(4)	$24	$—	$(61)	$(88)	$1,775	$—	$(4)
Corporate debt	1,993	—	(6)	(70)	52	—	—	1,969	—	(6)
RMBS	7,595	75	—	(275)	8	(4)	—	7,399	—	—
CMBS	967	4	(7)	(20)	—	(20)	—	924	—	(7)
CLO	2,814	—	135	(303)	50	(275)	—	2,421	—	135
ABS	5,678	19	(30)	411	—	—	—	6,078	—	(30)
Total bonds available for sale	20,950	99	88	(233)	110	(360)	(88)	20,566	—	88
Other bond securities:
Corporate debt	—	—	—	—	—	—	—	—	—	—
RMBS	72	1	—	(5)	—	—	—	68	—	—
CMBS	44	—	—	(10)	—	—	—	34	(2)	—
CLO	176	2	—	(15)	—	—	—	163	(7)	—
ABS	—	—	—	—	—	—	—	—	—	—
Total other bond securities	292	3	—	(30)	—	—	—	265	(9)	—
Equity securities	1	—	—	—	—	—	—	1	—	—
Other invested assets	2,041	160	(3)	(350)	—	—	—	1,848	147	—
Total	$23,284	$262	$85	$(613)	$110	$(360)	$(88)	$22,680	$138	$88

Corebridge | Third Quarter 2022 Form 10-Q 22

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,386	$(176)	$—	$123	$—	$(47)	$—	$9,286	$370	$—
Derivative liabilities, net:
Interest rate contracts	(1)	(2)	—	3	—	—	—	—	2	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(482)	58	—	57	—	—	—	(367)	(95)	—
Credit contracts	(1)	—	—	(1)	—	—	—	(2)	(1)	—
Other contracts	(9)	(15)	—	14	—	—	—	(10)	16	—
Total derivative liabilities, net*	(493)	41	—	73	—	—	—	(379)	(78)	—
Fortitude Re funds withheld payable	7,293	195	—	(33)	—	—	—	7,455	332	—
Debt of consolidated investment entities	5	1	—	—	—	—	—	6	(154)	—
Total	$16,191	$61	$—	$163	$—	$(47)	$—	$16,368	$470	$—

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other (a)	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,395	$1	$(527)	$(94)	$17	$(7)	$—	$785	$—	$(317)
Corporate debt	1,907	(45)	(146)	(190)	1,664	(379)	—	2,811	—	(149)
RMBS	7,595	231	(908)	(672)	1	(420)	—	5,827	—	(843)
CMBS	1,072	13	(127)	20	12	(306)	—	684	—	(130)
CLO	3,038	(71)	(167)	(238)	1,254	(1,487)	(701)	1,628	—	(167)
ABS	7,400	62	(1,237)	2,252	107	(20)	—	8,564	—	(1,321)
Total bonds available for sale	22,407	191	(3,112)	1,078	3,055	(2,619)	(701)	20,299	—	(2,927)
Other bond securities:
Corporate debt	134	(9)	—	190	251	(16)	—	550	(8)	—
RMBS	105	(13)	—	27	—	—	—	119	(24)	—
CMBS	33	(6)	—	—	—	—	—	27	(5)	—
CLO	150	(1)	—	(131)	68	(65)	1,345	1,366	(264)	—
ABS	204	(72)	—	596	—	—	—	728	(94)	—
Total other bond securities	626	(101)	—	682	319	(81)	1,345	2,790	(395)	—
Equity securities	2	—	—	11	1	—	—	14	—	—
Other invested assets	1,892	301	(51)	(295)	24	(181)	—	1,690	310	—
Total	$24,927	$391	$(3,163)	$1,476	$3,399	$(2,881)	$644	$24,793	$(85)	$(2,927)

Corebridge | Third Quarter 2022 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,694	$(4,056)	$—	$723	$—	$—	$—	$6,361	$4,302	$—
Derivative liabilities, net:
Interest rate contracts	—	(22)	—	(183)	—	—	—	(205)	21	—
Foreign exchange contracts	—	(1)	—	1	—	—	—	—	1	—
Equity contracts	(458)	482	—	(177)	—	—	—	(153)	(272)	—
Credit contracts	—	1	—	(1)	—	—	—	—	—	—
Other contracts	(12)	(46)	—	42	—	—	—	(16)	47	—
Total derivative liabilities, net(b)	(470)	414	—	(318)	—	—	—	(374)	(203)	—
Fortitude Re funds withheld payable	7,974	(6,694)	—	(483)	—	—	—	797	7,009	—
Debt of consolidated investment entities	5	—	—	—	—	—	—	5	—	—
Total	$17,203	$(10,336)	$—	$(78)	$—	$—	$—	$6,789	$11,108	$—

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$2,057	$5	$(33)	$(80)	$—	$(86)	$(88)	$1,775	$—	$(12)
Corporate debt	1,709	11	2	63	322	(138)	—	1,969	—	(4)
RMBS	8,104	295	7	(977)	8	(38)	—	7,399	—	28
CMBS	886	20	(37)	102	52	(99)	—	924	—	(22)
CLO	3,362	(4)	4	(734)	636	(843)	—	2,421	—	6
ABS	5,526	26	(6)	532	—	—	—	6,078	—	10
Total bonds available for sale	21,644	353	(63)	(1,094)	1,018	(1,204)	(88)	20,566	—	6
Other bond securities:
Corporate debt	—	—	—	—	—	—	—	—	—	—
RMBS	96	5	—	(33)	—	—	—	68	2	—
CMBS	45	1	—	(17)	5	—	—	34	(1)	—
CLO	193	8	—	(38)	—	—	—	163	(7)	—
ABS	—	—	—	—	—	—	—	—	—	—
Total other bond securities	334	14	—	(88)	5	—	—	265	(6)	—
Equity securities	42	11	—	(121)	70	(1)	—	1	—	—
Other invested assets	1,771	416	(10)	(329)	—	—	—	1,848	388	—
Total	$23,791	$794	$(73)	$(1,632)	$1,093	$(1,205)	$(88)	$22,680	$382	$6

Corebridge | Third Quarter 2022 Form 10-Q 24

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$10,038	$(1,102)	$—	$397	$—	$(47)	$—	$9,286	$1,923	$—
Derivative liabilities, net:
Interest rate contracts	—	(3)	—	3	—	—	—	—	1	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(146)	48	—	(202)	(113)	46	—	(367)	(86)	—
Credit contracts	(2)	8	—	(8)	—	—	—	(2)	(1)	—
Other contracts	(7)	(46)	—	43	—	—	—	(10)	48	—
Total derivative liabilities, net(b)	(155)	7	—	(164)	(113)	46	—	(379)	(38)	—
Fortitude Re funds withheld payable	7,749	29	—	(323)	—	—	—	7,455	1,570	—
Debt of consolidated investment entities	951	178	—	(1,123)	—	—	—	6	(154)	—
Total	$18,583	$(888)	$—	$(1,213)	$(113)	$(1)	$—	$16,368	$3,301	$—
(a)On September 9, 2022, certain of our insurance companies purchased from AIG senior debt issued by, as well as 100% of the ownership interests in, special purpose entities that held collateralized debt obligations. As a result of these transactions, we own all of the interests related to these investments and consolidate them in our financial statements.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above     are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income	Net Realized and Unrealized Gains (Losses)	Interest Expense	Total
Three Months Ended September 30, 2022
Assets:
Bonds available for sale	$—	$68	$(53)	$—	$15
Other bond securities	—	(20)	—	—	(20)
Equity securities	—	—	—	—	—
Other invested assets	—	58	—	—	58
Three Months Ended September 30, 2021
Assets:
Bonds available for sale	$—	$106	$(7)	$—	$99
Other bond securities	—	3	—	—	3
Equity securities	—	—	—	—	—
Other invested assets	—	165	(5)	—	160
Nine Months Ended September 30, 2022
Assets:
Bonds available for sale	$—	$291	$(100)	$—	$191
Other bond securities	—	(101)	—	—	(101)
Equity securities	—	—	—	—	—
Other invested assets	—	301	—	—	301
Nine Months Ended September 30, 2021
Assets:
Bonds available for sale	$—	$354	$(1)	$—	$353
Other bond securities	—	14	—	—	14
Equity securities	—	11	—	—	11
Other invested assets	—	405	11	—	416

Corebridge | Third Quarter 2022 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Policy Fees	Net Investment Income	Net Realized and Unrealized Gains (Losses)	Interest Expense	Total
Three Months Ended September 30, 2022
Liabilities:
Policyholder contract deposits	$—	$—	$937	$—	$937
Derivative liabilities, net	17	—	(67)	—	(50)
Fortitude Re funds withheld payable	—	—	1,463	—	1,463
Debt of consolidated investment entities	—	—	—	(3)	(3)
Three Months Ended September 30, 2021
Liabilities:
Policyholder contract deposits	$—	$—	$176	$—	$176
Derivative liabilities, net	15	—	(56)	—	(41)
Fortitude Re funds withheld payable	—	—	(195)	—	(195)
Debt of consolidated investment entities	—	—	—	1	1
Nine Months Ended September 30, 2022
Liabilities:
Policyholder contract deposits	$—	$—	$4,056	$—	$4,056
Derivative liabilities, net	46	—	(460)	—	(414)
Fortitude Re funds withheld payable	—	—	6,694	—	6,694
Debt of consolidated investment entities	—	—	—	—	—
Nine Months Ended September 30, 2021
Liabilities:
Policyholder contract deposits	$—	$—	$1,102	$—	$1,102
Derivative liabilities, net	44	—	(51)	—	(7)
Fortitude Re funds withheld payable	—	—	(29)	—	(29)
Debt of consolidated investment entities*	—	—	—	178	178
     * For the three months ended September 30, 2021, there was no loss on extinguishment of debt, and $1 million of interest expense. For the nine-month period ended September 30, 2021, includes $145 million of loss on extinguishment of debt, and $33 million of interest expense.
The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three- and nine-month periods ended September 30, 2022 and 2021 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements*	Purchases, Sales, Issuances and Settlements, Net*
Three Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$(34)	$(34)
Corporate debt	21	(39)	(189)	(207)
RMBS	56	—	(235)	(179)
CMBS	—	—	(55)	(55)
CLO	165	(25)	(460)	(320)
ABS	416	—	131	547
Total bonds available for sale	658	(64)	(842)	(248)
Other bond securities:
Corporate debt	4	(3)	64	65
RMBS	7	—	(3)	4
CMBS	—	—	—	—
CLO	1	(123)	(3)	(125)
ABS	62	—	(8)	54
Total other bond securities	74	(126)	50	(2)
Equity securities	6	—	1	7
Other invested assets	28	—	(152)	(124)
Total assets	$766	$(190)	$(943)	$(367)

Corebridge | Third Quarter 2022 Form 10-Q 26

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements*	Purchases, Sales, Issuances and Settlements, Net*
Liabilities:
Policyholder contract deposits	$—	$294	$33	$327
Derivative liabilities, net	(126)	—	(1)	(127)
Fortitude Re funds withheld payable	—	—	(89)	(89)
Debt of consolidated investment entities	—	—	2	2
Total liabilities	$(126)	$294	$(55)	$113
Three Months Ended September 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$31	$—	$(7)	$24
Corporate debt	—	(35)	(35)	(70)
RMBS	141	—	(416)	(275)
CMBS	1	(3)	(18)	(20)
CLO	168	119	(590)	(303)
ABS	560	—	(149)	411
Total bonds available for sale	901	81	(1,215)	(233)
Other bond securities:
Corporate debt	—	—	—	—
RMBS	—	—	(5)	(5)
CMBS	—	(10)	—	(10)
CLO	—	—	(15)	(15)
ABS	—	—	—	—
Total other bond securities	—	(10)	(20)	(30)
Equity securities	—	—	—	—
Other invested assets	31	—	(381)	(350)
Total assets	$932	$71	$(1,616)	$(613)
Liabilities:
Policyholder contract deposits	$—	$217	$(94)	$123
Derivative liabilities, net	71	—	2	73
Fortitude Re funds withheld payable	—	—	(33)	(33)
Debt of consolidated investment entities	(4)	—	4	—
Total liabilities	$67	$217	$(121)	$163

Corebridge | Third Quarter 2022 Form 10-Q 27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements*	Purchases, Sales, Issuances and Settlements, Net*
Nine Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$(59)	$(35)	$(94)
Corporate debt	25	(39)	(176)	(190)
RMBS	327	—	(999)	(672)
CMBS	98	—	(78)	20
CLO	337	(25)	(550)	(238)
ABS	2,365	—	(113)	2,252
Total bonds available for sale	3,152	(123)	(1,951)	1,078
Other bond securities:
Corporate debt	29	(3)	164	190
RMBS	38	—	(11)	27
CMBS	—	—	—	—
CLO	14	(123)	(22)	(131)
ABS	610	—	(14)	596
Total other bond securities	691	(126)	117	682
Equity securities	10	—	1	11
Other invested assets	537	—	(832)	(295)
Total assets	$4,390	$(249)	$(2,665)	$1,476
Liabilities:
Policyholder contract deposits	$—	$763	$(40)	$723
Derivative liabilities, net	(290)	—	(28)	(318)
Fortitude Re funds withheld payable	—	—	(483)	(483)
Debt of consolidated investment entities	—	—	—	—
Total liabilities	$(290)	$763	$(551)	$(78)
Nine Months Ended September 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$37	$(24)	$(93)	$(80)
Corporate debt	427	(36)	(328)	63
RMBS	260	—	(1,237)	(977)
CMBS	149	(3)	(44)	102
CLO	437	119	(1,290)	(734)
ABS	1,302	(21)	(749)	532
Total bonds available for sale	2,612	35	(3,741)	(1,094)
Other bond securities:
Corporate debt	—	—	—	—
RMBS	—	—	(33)	(33)
CMBS	—	(17)	—	(17)
CLO	—	—	(38)	(38)
ABS	—	—	—	—
Total other bond securities	—	(17)	(71)	(88)
Equity securities	—	—	(121)	(121)
Other invested assets	423	—	(752)	(329)
Total assets	$3,035	$18	$(4,685)	$(1,632)
Liabilities:
Policyholder contract deposits	$—	$606	$(209)	$397
Derivative liabilities, net	(76)	—	(88)	(164)
Fortitude Re funds withheld payable	—	—	(323)	(323)
Debt of consolidated investment entities	—	—	(1,123)	(1,123)
Total liabilities	$(76)	$606	$(1,743)	$(1,213)
* There were no issuances during the three- and nine-month periods ended September 30, 2022 and 2021.

Corebridge | Third Quarter 2022 Form 10-Q 28

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2022 and 2021 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The net realized and unrealized gains (losses) included in net income (loss) or Other comprehensive income (loss) as shown in the table above excludes $(26) million and $(8) million of net gains (losses) related to assets transferred into Level 3 during the three months ended September 30, 2022 and 2021 and $(79) million and $(26) million of net gains (losses) related to assets transferred into Level 3 during the nine months ended September 30, 2022 and 2021, respectively, and includes $(30) million and $11 million of net gains (losses) related to assets transferred out of Level 3 during the three months ended September 30, 2022 and 2021 and $(113) million and $4 million of net gains (losses) related to assets transferred out of Level 3 during the nine months ended September 30, 2022 and 2021, respectively.
Transfers of Level 3 Assets
During the three- and nine-month periods ended September 30, 2022 and 2021, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage backed securities (“CMBS”), collateralized loan obligation (“CLO”) and ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three- and nine-month periods ended September 30, 2022 and 2021, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO, ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and nine-month periods ended September 30, 2022. During the three- and nine-month periods ended September 30, 2021, transfers of Level 3 liabilities primarily included certain equity derivatives.

Corebridge | Third Quarter 2022 Form 10-Q 29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments, and includes only those instruments for which information about the inputs is reasonably available to us, such as data from independent third-party valuation service providers and from internal valuation models. Because input information from third parties with respect to certain Level 3 instruments (primarily CLO/ABS) may not be reasonably available to us, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

(in millions)	Fair Value at September 30, 2022	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$785	Discounted cash flow	Yield	5.28%-5.97% (5.63%)
Corporate debt	2,947	Discounted cash flow	Yield	3.78% - 13.63% (8.70%)
RMBS(c)	3,916	Discounted cash flow	Constant prepayment rate	4.76% - 9.91% (7.34%)
			Loss severity	44.68% - 76.50% (60.59%)
			Constant default rate	0.85% - 2.73% (1.79%)
			Yield	5.55% - 7.20% (6.38%)
CLO(c)	1,595	Discounted cash flow	Yield	7.38% - 8.95% (8.16%)
ABS(c)	6,485	Discounted cash flow	Yield	5.71% - 7.36% (6.54%)
CMBS	544	Discounted cash flow	Yield	5.12% - 9.40% (7.26%)

Liabilities(d):
Embedded derivatives within Policyholder contract deposits:
Variable annuity guaranteed minimum withdrawal benefits (GMWB)	698	Discounted cash flow	Equity volatility	6.05%- 48.05%
			Base lapse rate	0.16%- 12.60%
			Dynamic lapse multiplier(e)	20.00%- 186.00%
			Mortality multiplier(e)(f)	38.00%- 147.00%
			Utilization	90.00%- 100.00%
			Equity/interest-rate correlation	10.00%- 30.00%
			NPA(g)	0.13% - 2.29%
Fixed index annuities including certain GMWBs	5,095	Discounted cash flow	Lapse rate	0.50% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 95.00%
			Option budget	0.00% - 5.00%
			Equity volatility	6.05%- 48.05%
			NPA(g)	0.13% - 2.29%
Index Life	555	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	6.20%- 26.11%
			NPA(g)	0.13% - 2.29%

Corebridge | Third Quarter 2022 Form 10-Q 30

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2021	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$1,364	Discounted cash flow	Yield	2.92% - 3.27% (3.10%)
Corporate debt	1,789	Discounted cash flow	Yield	1.75% - 7.05% (4.40%)
RMBS(c)	7,141	Discounted cash flow	Constant prepayment	5.18% - 18.41% (11.79%)
			Loss severity	24.87% - 72.64% (48.75%)
			Constant default rate	1.01% - 5.74% (3.37%)
			Yield	1.72% - 4.08% (2.90%)
CLO(c)	3,174	Discounted cash flow	Yield	2.94% - 4.93% (3.94%)
ABS(c)	5,077	Discounted cash flow	Yield	1.89% - 3.36% (2.63%)
CMBS	887	Discounted cash flow	Yield	1.54% - 4.49% (3.02%)
Liabilities(d):
Embedded derivatives within Policyholder contract deposits:
Variable annuity GMWB	2,472	Discounted cash flow	Equity volatility	5.95% - 46.65%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier(e)	20.00% - 186.00%
			Mortality multiplier(e)(f)	38.00% - 147.00%
			Utilization	90.00% – 100.00%
			Equity/interest-rate correlation	20.00% - 40.00%
			NPA(g)	0.01% - 1.40%
Fixed index annuities including certain GMWBs	6,445	Discounted cash flow	Lapse rate	0.50% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 95.00%
			Option budget	0.00% - 4.00%
			NPA(g)	0.01% - 1.40%
Index Life	765	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(g)	0.01% - 1.40%
(a)Represents discount rates, estimates and assumptions that we believe would be used by market participants when valuing these assets and liabilities.
(b)The weighted averaging for fixed maturity securities is based on the estimated fair value of the securities. Because the valuation methodology for embedded derivatives within policyholder contract deposits uses a range of inputs that vary at the contract level over the cash flow projection period, management believes that presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation. Information received from third-party valuation service providers.
(c)Information received from third-party valuation service providers. The ranges of the unobservable inputs for constant prepayment rate, loss severity and constant default rate relate to each of the individual underlying mortgage loans that comprise the entire portfolio of securities in the RMBS and CLO securitization vehicles and not necessarily to the securitization vehicle bonds (tranches) purchased by us. The ranges of these inputs do not directly correlate to changes in the fair values of the tranches purchased by us because there are other factors relevant to the fair values of specific tranches owned by us, including, but not limited to, purchase price, position in the waterfall, senior versus subordinated position and attachment points.
(d)The Fortitude Re funds withheld payable has been excluded from the above table. As discussed in Note 7, the Fortitude Re funds withheld payable is created through modified coinsurance (“modco”) and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by and continue to reside on Corebridge’s balance sheet. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by Corebridge. Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the invested assets supporting the reinsurance agreements that are held on Corebridge’s balance sheet.
(e)The ranges for these inputs vary due to the different GMWB product specification and policyholder characteristics across in force policies. Policyholder characteristics that affect these ranges include age, policy duration, and gender.
(f)Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.
(g)The non-performance risk adjustment (“NPA”) applied as a spread over risk-free curve for discounting.
(h)The partial withdrawal utilization unobservable input range shown applies only to policies with GMWB riders that are accounted for as an embedded derivative. The total embedded derivative liability at September 30, 2022 is approximately $0.9 billion. The remaining GMWB riders on the fixed index annuities are valued under the accounting guidance for certain nontraditional long-duration contracts.

Corebridge | Third Quarter 2022 Form 10-Q 31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
The ranges of reported inputs for obligations of states, municipalities and political subdivisions, corporate debt, RMBS, CLO/ABS and CMBS valued using a discounted cash flow technique consist of one standard deviation in either direction from the value-weighted average. The preceding table does not give effect to our risk management practices that might offset risks inherent in these Level 3 assets and liabilities.
Interrelationships Between Unobservable Inputs
We consider unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset or liability. Relevant inputs vary depending on the nature of the instrument being measured at fair value. The following paragraphs provide a general description of significant unobservable inputs along with interrelationships between and among the significant unobservable inputs and their impact on the fair value measurements. In practice, simultaneous changes in assumptions may not always have a linear effect on the inputs discussed below. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below. For each of the individual relationships described below, the inverse relationship would also generally apply.
Fixed maturity securities
The significant unobservable input used in the fair value measurement of fixed maturity securities is yield. The yield is affected by the market movements in credit spreads and U.S. Treasury yields. The yield may be affected by other factors, including constant prepayment rates, loss severity and constant default rates. In general, increases in the yield would decrease the fair value of investments, and conversely, decreases in the yield would increase the fair value of investments.
Embedded derivatives within Policyholder contract deposits
Embedded derivatives reported within Policyholder contract deposits include interest crediting rates based on market indices within fixed index annuities, indexed life and GICs as well as GMWB within variable annuity and certain fixed index annuity products. For any given contract, assumptions for unobservable inputs vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. The following unobservable inputs are used for valuing embedded derivatives measured at fair value:
•Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. Increases in assumed volatility will generally increase the fair value of both the projected cash flows from rider fees as well as the projected cash flows related to benefit payments. Therefore, the net change in the fair value of the liability may be either a decrease or an increase, depending on the relative changes in projected rider fees and projected benefit payments.
•Equity/interest rate correlation estimates the relationship between changes in equity returns and interest rates in the economic scenario generator used to value our GMWB embedded derivatives. In general, a higher positive correlation assumes that equity markets and interest rates move in a more correlated fashion, which generally increases the fair value of the liability.
•Base lapse rate assumptions are determined by company experience and judgment and are adjusted at the contract level using a dynamic lapse function, which reduces the base lapse rate when the contract is in-the-money (when the contract holder’s guaranteed value, as estimated by the company, is worth more than their underlying account value). Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. Increases in assumed lapse rates will generally decrease the fair value of the liability as fewer policyholders would persist to collect guaranteed withdrawal amounts.
•Mortality rate assumptions, which vary by age and gender, are based on company experience and include a mortality improvement assumption. Increases in assumed mortality rates will decrease the fair value of the liability, while lower mortality rate assumptions will generally increase the fair value of the liability because guaranteed payments will be made for a longer period of time.
•Utilization assumptions estimate the timing when policyholders with a GMWB will elect to utilize their benefit and begin taking withdrawals. The assumptions may vary by the type of guarantee, tax-qualified status, the contract’s withdrawal history and the age of the policyholder. Utilization assumptions are based on company experience and other factors, which includes partial withdrawal behavior. Increases in assumed utilization rates will generally increase the fair value of the liability.
•Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price changes. The level of option budgets determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.
•Non-performance or “own credit” risk adjustment used in the valuation of embedded derivatives, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the NPA spread) to the curve used to discount projected benefit cash flows. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the embedded derivative liabilities, resulting in a gain, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the embedded derivative liabilities, resulting in a loss. In addition to

Corebridge | Third Quarter 2022 Form 10-Q 32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
changes driven by credit market-related movements in the NPA spread, the NPA balance also reflects changes in business activity and in the net amount at risk from the underlying guaranteed living benefits offered by variable and certain fixed index annuities.
•The projected cash flows incorporate best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows and policyholder behavior. Estimates of future policyholder behavior assumptions are subjective and based primarily on our historical experience.
Embedded derivatives within reinsurance contracts
The fair value of embedded derivatives associated with funds withheld reinsurance contracts is determined based upon a total return swap technique with reference to the fair value of the investments held by Corebridge related to Corebridge’s funds withheld payable. The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable, and accordingly, the valuation is considered Level 3 in the fair value hierarchy.
INVESTMENTS IN CERTAIN ENTITIES CARRIED AT FAIR VALUE USING NET ASSET VALUE PER SHARE
The following table includes information related to our investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring basis, we use the net asset value per share to measure fair value.

		September 30, 2022		December 31, 2021
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,987	$1,772	$1,762	$1,229
Real estate	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	1,110	489	490	365
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	208	122	194	135
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	546	42	637	37
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	385	145	306	268
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	817	297	921	324
Total private equity funds		5,053	2,867	4,310	2,358

Corebridge | Third Quarter 2022 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

		September 30, 2022		December 31, 2021
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	17	—	18	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	321	—	404	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	298	—	370	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	221	—	110	—
Total hedge funds		857	—	902	—
Total		$5,910	$2,867	$5,212	$2,358
Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments.
The hedge fund investments included above, which are carried at fair value, are generally redeemable subject to the redemption notices period. The majority of our hedge fund investments are redeemable monthly or quarterly.
FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Assets:
Other bond securities(a)	$(182)	$3	$(477)	$31
Alternative investments(b)	(37)	274	160	805
Total assets	(219)	277	(317)	836
Liabilities:
Policyholder contract deposits(c)	7	1	22	7
Debt of consolidated investment entities(d)	3	(1)	—	(178)
Total liabilities	10	—	22	(171)
Total gain (loss)	$(209)	$277	$(295)	$665
(a)Includes certain securities supporting the funds withheld arrangements with Fortitude Re. For additional information regarding the gains and losses for Other bond securities, see Note 5. For additional information regarding the funds withheld arrangements with Fortitude Re, see Note 7.
(b)Includes certain hedge funds, private equity funds and other investment partnerships.
(c)Represents GICs.
(d)Primarily related to six transactions securitizing certain debt portfolios previously owned by Corebridge and its affiliates and were terminated during 2021. For additional information, see Note 8.
We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of non-performance such as cash collateral posted.
We have elected the fair value option on certain debt securities issued by Corebridge or its affiliates. As of September 30, 2022, and December 31, 2021, the fair value was $5 million and $5 million, respectively. This relates to interest only notes issued by residential mortgage loan securitization structures for which the principal of the notes is a reference amount only and its repayment is not expected. The aforementioned principal reference amounts are $666 million and $779 million as of September 30, 2022 and December 31, 2021, respectively.

Corebridge | Third Quarter 2022 Form 10-Q 34

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2022	2021	2022	2021
September 30, 2022
Other investments	$—	$—	$17	$17	$11	$—	$11	$(6)
Total	$—	$—	$17	$17	$11	$—	$11	$(6)
December 31, 2021
Other investments	$—	$—	$89	$89
Mortgage and other loans receivable*	—	—	15	15
Other assets	—	14	—	14
Total	$—	$14	$104	$118
*Mortgage and other loans receivable are carried at lower of cost or fair value.
In addition to the assets presented in the table above, at September 30, 2022, Corebridge had $170 million of loans held for sale which are carried at fair value, determined on an individual loan basis. There is no associated impairment charge.
FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
Information regarding the estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts and lease contracts) is discussed below:
•Mortgage and other loans receivable: Fair values of loans on commercial real estate and other loans receivable are estimated for disclosure purposes using discounted cash flow calculations based on discount rates that we believe market participants would use in determining the price that they would pay for such assets. For certain loans, our current incremental lending rates for similar types of loans are used as the discount rates, because we believe this rate approximates the rates market participants would use. Fair values of residential mortgage loans are generally determined based on market prices, using market-based adjustments for credit and servicing as appropriate. The fair values of policy loans are generally estimated based on unpaid principal amount as of each reporting date. No consideration is given to credit risk because policy loans are effectively collateralized by the cash surrender value of the policies.
•Other invested assets: Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. The carrying amounts of these stocks approximate fair values.
•Cash and short-term investments: The carrying amounts of these assets approximate fair values because of the relatively short period of time between origination and expected realization, and their limited exposure to credit risk.
•Policyholder contract deposits associated with investment-type contracts: Fair values for policyholder contract deposits associated with investment-type contracts not accounted for at fair value are estimated using discounted cash flow calculations based on interest rates currently being offered for similar contracts with maturities consistent with those of the contracts being valued. When no similar contracts are being offered, the discount rate is the appropriate swap rate (if available) or current risk-free interest rate consistent with the currency in which the cash flows are denominated. To determine fair value, other factors include current policyholder account values and related surrender charges and other assumptions include expectations about policyholder behavior and an appropriate risk margin.
•Other liabilities: The majority of the Other liabilities that are financial instruments not measured at fair value represent secured financing arrangements, including repurchase agreements. The carrying amounts of these liabilities approximate fair value because the financing arrangements are short-term and are secured by cash or other liquid collateral.
•Fortitude Re funds withheld payable: The funds withheld payable contains an embedded derivative and the changes in its fair value are recognized in earnings each period. The difference between the total Fortitude Re funds withheld payable and the embedded derivative represents the host contract.
•Short-term and long-term debt and debt of consolidated investment entities: Fair values of these obligations were determined by reference to quoted market prices, when available and appropriate, or discounted cash flow calculations based upon our current market observable implicit credit spread rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

Corebridge | Third Quarter 2022 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
•Separate Account Liabilities—Investment Contracts: Only the portion of separate account liabilities related to products that are investment contracts are reflected in the table below. Separate account liabilities are recorded at the amount credited to the contract holder, which reflects the change in fair value of the corresponding separate account assets, including contract holder deposits less withdrawals and fees; therefore, carrying value approximates fair value.
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
September 30, 2022
Assets:
Mortgage and other loans receivable	$—	$31	$39,050	$39,081	$42,369
Other invested assets	—	222	—	222	222
Short-term investments	—	3,559	—	3,559	3,559
Cash	382	—	—	382	382
Other assets	43	—	—	43	43
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	132	138,398	138,530	138,255
Fortitude Re funds withheld payable	—	—	25,762	25,762	25,762
Other liabilities	—	207	—	207	207
Short-term debt		1,500	—	1,500	1,500
Long-term debt	—	6,994	—	6,994	7,868
Debt of consolidated investment entities	—	3,039	2,515	5,554	5,990
Separate account liabilities - investment contracts	—	77,070	—	77,070	77,070
December 31, 2021
Assets:
Mortgage and other loans receivable	$—	$52	$41,077	$41,129	$39,373
Other invested assets	—	193	—	193	193
Short-term investments	—	4,016	—	4,016	4,016
Cash	537	—	—	537	537
Other assets	7	—	—	7	7
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	169	142,974	143,143	133,043
Fortitude Re funds withheld payable	—	—	27,170	27,170	27,170
Other liabilities	—	3,704	—	3,704	3,704
Short-term debt	—	—	8,317	8,317	8,317
Long-term debt	—	586	—	586	427
Debt of consolidated investment entities	—	3,077	3,810	6,887	6,931
Separate account liabilities - investment contracts	—	104,126	—	104,126	104,126

Corebridge | Third Quarter 2022 Form 10-Q 36

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs(a)	Allowance for Credit Losses(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(a)
September 30, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$1,398	$—	$17	$(203)	$1,212
Obligations of states, municipalities and political subdivisions	6,904	—	40	(961)	5,983
Non-U.S. governments	5,251	(5)	19	(1,100)	4,165
Corporate debt	122,773	(65)	605	(21,834)	101,479
Mortgage-backed, asset-backed and collateralized:
RMBS	12,011	(22)	645	(841)	11,793
CMBS	10,885	—	9	(1,062)	9,832
CLO	7,382	(1)	34	(465)	6,950
ABS	10,795	—	16	(1,186)	9,625
Total mortgage-backed, asset-backed and collateralized	41,073	(23)	704	(3,554)	38,200
Total bonds available for sale(c)	$177,399	$(93)	$1,385	$(27,652)	$151,039

December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$1,406	$—	$306	$—	$1,712
Obligations of states, municipalities and political subdivisions	7,321	—	1,362	(7)	8,676
Non-U.S. governments	6,026	—	495	(124)	6,397
Corporate debt	128,417	(72)	12,674	(956)	140,063
Mortgage-backed, asset-backed and collateralized:
RMBS	13,236	(6)	1,762	(34)	14,958
CMBS	10,903	—	451	(54)	11,300
CLO	7,382	—	73	(53)	7,402
ABS	7,902	—	205	(47)	8,060
Total mortgage-backed, asset-backed and collateralized	39,423	(6)	2,491	(188)	41,720
Total bonds available for sale(c)	$182,593	$(78)	$17,328	$(1,275)	$198,568
(a)     The table above includes available-for-sale securities issued by related parties. This includes RMBS which had a fair value of $39 million and $47 million, and an amortized cost of $43 million and $44 million as of September 30, 2022 and December 31, 2021, respectively. Additionally, this includes CDOs which had a fair value of $862 million and an amortized cost of $823 million as of December 31, 2021. There were no available-for-sale CDO securities issued by related parties as of September 30, 2022.
(b)    Represents the allowance for credit losses that have been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in Other comprehensive income (loss).
(c)     At September 30, 2022 and December 31, 2021, bonds available for sale held by us that were below investment grade or not rated totaled $16.9 billion and $20.4 billion, respectively.

Corebridge | Third Quarter 2022 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

Securities Available for Sale in a Loss Position for Which No Allowance for Credit Loss Has Been Recorded
The following table summarizes the fair value and gross unrealized losses on our available-for-sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit loss has been recorded:

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$779	$203	$—	$—	$779	$203
Obligations of states, municipalities and political subdivisions	5,198	958	6	3	5,204	961
Non-U.S. governments	3,507	896	327	193	3,834	1,089
Corporate debt	85,210	19,094	7,229	2,674	92,439	21,768
RMBS	6,610	763	95	20	6,705	783
CMBS	9,346	1,046	105	16	9,451	1,062
CLO	6,473	437	227	29	6,700	466
ABS	8,801	1,125	253	61	9,054	1,186
Total bonds available for sale	$125,924	$24,522	$8,242	$2,996	$134,166	$27,518

December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$—	$—	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	201	4	48	3	249	7
Non-U.S. governments	1,198	58	376	66	1,574	124
Corporate debt	19,916	513	6,922	387	26,838	900
RMBS	1,235	30	27	2	1,262	32
CMBS	2,498	36	79	18	2,577	54
CLO	3,829	48	21	5	3,850	53
ABS	2,540	43	140	4	2,680	47
Total bonds available for sale	$31,417	$732	$7,613	$485	$39,030	$1,217
At September 30, 2022, we held 16,256 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 1,678 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2021, we held 4,944 individual fixed maturity securities that were in an unrealized loss position (including 1,179 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2022 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
September 30, 2022
Due in one year or less	$2,212	$2,188
Due after one year through five years	21,082	20,101
Due after five years through ten years	28,677	25,378
Due after ten years	84,285	65,172
Mortgage-backed, asset-backed and collateralized	41,050	38,200
Total	$177,306	$151,039
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Corebridge | Third Quarter 2022 Form 10-Q 38

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$11	$(115)	$177	$(9)	$104	$(593)	$677	$(99)
For the three- and nine-month periods ended September 30, 2022, the aggregate fair value of available for sale securities sold was $1.0 billion and $8.6 billion, respectively, which resulted in net realized gains (losses) of $(104) million and $(489) million, respectively. Included within the net realized gains (losses) are $(62) million and $(185) million of realized gains (losses) for the three- and nine-month periods ended September 30, 2022, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in net realized gains (losses) on Fortitude Re funds withheld assets.
For the three- and nine-month periods ended September 30, 2021, the aggregate fair value of available-for-sale securities sold was $1.6 billion and $7.2 billion, respectively, which resulted in net realized gains (losses) of $168 million and $578 million, respectively. Included within the net realized gains (losses) are $136 million and $491 million of realized gains (losses) for the three- and nine-month periods ended September 30, 2021, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	September 30, 2022		December 31, 2021
(in millions)	Fair Value(a)	Percent of Total	Fair Value(a)	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$37	1%	$50	2%
Non-U.S. governments	21	—%	17	1%
Corporate debt	1,898	38%	1,000	43%
Mortgage-backed, asset-backed and collateralized:
RMBS	192	4%	199	9%
CMBS	230	5%	234	10%
CLO	1,601	33%	283	12%
ABS	796	16%	299	13%
Total mortgage-backed, asset-backed and collateralized	2,819	58%	1,015	44%
Total fixed maturity securities	4,775	97%	2,082	90%
Equity securities	144	3%	242	10%
Total	$4,919	100%	$2,324	100%
(a)The table above includes other securities measured at fair value issued by related parties, which are primarily Corebridge affiliates that are not consolidated. There were no equity securities with related parties as of September 30, 2022 or December 31, 2021.

Corebridge | Third Quarter 2022 Form 10-Q 39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	September 30, 2022	December 31, 2021
Alternative investments(a) (b)	$7,740	$7,527
Investment real estate (c)	1,837	2,349
All other investments (d)	566	691
Total (e)	$10,143	$10,567
(a)At September 30, 2022, included hedge funds of $856 million, and private equity funds of $6.9 billion. At December 31, 2021, included hedge funds of $1.0 billion and private equity funds of $6.5 billion.
(b)At September 30, 2022, approximately 63% of our hedge fund portfolio is available for redemption in 2022. The remaining 37% will be available for redemption between 2023 and 2028. At December 31, 2021, approximately 73% of our hedge fund portfolio is available for redemption in 2022. The remaining 27% will be available for redemption between 2023 and 2028.
(c)Represents values net of accumulated depreciation of $607 million and $493 million as of September 30, 2022 and December 31, 2021, respectively. The accumulated depreciation related to the investment real estate held by legacy assets owned by us was $123 million and $123 million as of September 30, 2022 and December 31, 2021, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Holdings, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Holdings totaled $156 million and $100 million at September 30, 2022 and December 31, 2021, respectively.
(e)Includes investments in related parties, which totaled $4 million and $11 million as of September 30, 2022 and December 31, 2021, respectively.
Other Invested Assets – Equity Method Investments
The following table presents the carrying amount and ownership percentage of equity method investments at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Equity method investments	$3,239	Various	$2,797	Various
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended September 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total

Available-for-sale fixed maturity securities, including short-term investments	$1,677	$228	$1,905	$1,776	$331	$2,107
Other bond securities	(62)	(120)	(182)	1	2	3
Equity securities	(5)	—	(5)	(37)	—	(37)
Interest on mortgage and other loans	447	45	492	369	44	413
Alternative investments(a)	(6)	11	5	439	75	514
Real estate	13	—	13	95	—	95
Other investments	39	—	39	1	—	1
Total investment income	2,103	164	2,267	2,644	452	3,096
Investment expenses	100	7	107	84	7	91
Net investment income	$2,003	$157	$2,160	$2,560	$445	$3,005

Corebridge | Third Quarter 2022 Form 10-Q 40

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

Nine Months Ended September 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total

Available-for-sale fixed maturity securities, including short-term investments	$4,949	$733	$5,682	$5,154	$980	$6,134
Other bond securities	(115)	(362)	(477)	23	8	31
Equity securities	(82)	—	(82)	(106)	—	(106)
Interest on mortgage and other loans	1,228	131	1,359	1,091	136	1,227
Alternative investments(a)	625	138	763	1,213	236	1,449
Real estate	34	—	34	201	—	201
Other investments	91	—	91	60	—	60
Total investment income	6,730	640	7,370	7,636	1,360	8,996
Investment expenses	326	23	349	225	24	249
Net investment income	$6,404	$617	$7,021	$7,411	$1,336	$8,747
(a)    Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

Corebridge | Third Quarter 2022 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(42)	$(62)	$(104)	$32	$136	$168
Change in allowance for credit losses on fixed maturity securities	(9)	8	(1)	(6)	1	(5)
Change in allowance for credit losses on loans	(40)	(22)	(62)	19	2	21
Foreign exchange transactions, net of related hedges	522	44	566	141	3	144
Variable annuity embedded derivatives, net of related hedges*	442	—	442	59	—	59
Fixed index annuity and indexed life embedded derivatives, net of related hedges	198	—	198	81	—	81
All other derivatives and hedge accounting	120	(89)	31	1	(24)	(23)
Sales of alternative investments and real estate investments	137	32	169	200	51	251
Other	(2)	—	(2)	70	—	70
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	1,326	(89)	1,237	597	169	766
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	1,463	1,463	—	(195)	(195)
Net realized gains (losses)	$1,326	$1,374	$2,700	$597	$(26)	$571

Nine Months Ended September 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(304)	$(185)	$(489)	$87	$491	$578
Change in allowance for credit losses on fixed maturity securities	(56)	(32)	(88)	39	3	42
Change in allowance for credit losses on loans	(53)	(22)	(75)	103	5	108
Foreign exchange transactions, net of related hedges	1,027	82	1,109	278	17	295
Variable annuity embedded derivatives, net of related hedges(a)	1,402	—	1,402	85	—	85
Fixed index annuity and indexed life embedded derivatives, net of related hedges	1,024	—	1,024	150	—	150
All other derivatives and hedge accounting	105	(151)	(46)	(3)	(86)	(89)
Sales of alternative investments and real estate investments	147	35	182	257	52	309
Other	(10)	1	(9)	211	—	211
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	3,282	(272)	3,010	1,207	482	1,689
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	6,694	6,694	—	(29)	(29)
Net realized gains (losses)	$3,282	$6,422	$9,704	$1,207	$453	$1,660
(a) The variable annuity embedded derivatives are presented net of gains (losses) related to interest rate and equity derivative contracts.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(10,044)	$(1,779)	$(42,320)	$(6,641)
Other investments	(4)	—	(4)	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(10,048)	$(1,779)	$(42,324)	$(6,641)

Corebridge | Third Quarter 2022 Form 10-Q 42

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

Three Months Ended September 30,	2022			2021
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$(5)	$(38)	$(43)	$(36)	$317	$281
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	1	6	7	14	18	32
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(6)	$(44)	$(50)	$(50)	$299	$249

Nine Months Ended September 30,	2022			2021
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$(82)	$308	$226	$(106)	$986	$880
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	(47)	(10)	(57)	(273)	33	(240)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(35)	$318	$283	$167	$953	$1,120
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

Three Months Ended September 30,	2022			2021
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Balance, beginning of period	$19	$95	$114	$9	$58	$67
Additions:
Securities for which allowance for credit losses were not previously recorded	1	15	16	—	19	19
Reductions:
Securities sold during the period	(1)	(11)	(12)	(1)	(12)	(13)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	5	(20)	(15)	(2)	(12)	(14)
Write-offs charged against the allowance	—	(10)	(10)	—	(2)	(2)
Balance, end of period	$24	$69	$93	$6	$51	$57

Nine Months Ended September 30,	2022			2021
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Balance, beginning of period	$6	$72	$78	$14	$117	$131
Additions:
Securities for which allowance for credit losses were not previously recorded	36	111	147	2	39	41
Reductions:
Securities sold during the period	(2)	(46)	(48)	(3)	(19)	(22)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	(16)	(43)	(59)	(7)	(76)	(83)
Write-offs charged against the allowance	—	(25)	(25)	—	(10)	(10)
Balance, end of period	$24	$69	$93	$6	$51	$57

Corebridge | Third Quarter 2022 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

Purchased Credit Deteriorated/Impaired Securities
We purchase certain RMBS securities that have experienced more-than-insignificant deterioration in credit quality since origination. Subsequent to the adoption of the Financial Instruments Credit Losses Standard, these are referred to as PCD assets. At the time of purchase an allowance is recognized for these PCD assets by adding it to the purchase price to arrive at the initial amortized cost. There is no credit loss expense recognized upon acquisition of a PCD asset. When determining the initial allowance for credit losses, management considers the historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and the priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs:
•current delinquency rates;
•expected default rates and the timing of such defaults;
•loss severity and the timing of any recovery; and
•expected prepayment speeds.
Subsequent to the acquisition date, the PCD assets follow the same accounting as other structured securities that are not of high credit quality.
We did not purchase securities with more-than-insignificant credit deterioration since their origination during the nine months ended September 30, 2022 and 2021.
PLEDGED INVESTMENTS
Secured Financing and Similar Arrangements
We enter into secured financing transactions whereby certain securities are sold under agreements to repurchase (repurchase agreements), in which we transfer securities in exchange for cash, with an agreement by us to repurchase the same or substantially similar securities. Our secured financing transactions also include those that involve the transfer of securities to financial institutions in exchange for cash (securities lending agreements). In all of these secured financing transactions, the securities transferred by us (pledged collateral) may be sold or repledged by the counterparties. These agreements are recorded at their contracted amounts plus accrued interest, other than those that are accounted for at fair value.
Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral under these secured financing transactions, we may be required to transfer cash or additional securities as pledged collateral under these agreements. At the termination of the transactions, we and our counterparties are obligated to return the amounts borrowed and the securities transferred, respectively.
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	September 30, 2022	December 31, 2021
Fixed maturity securities available for sale	$321	$3,582
At September 30, 2022 and December 31, 2021, amounts borrowed under repurchase and securities lending agreements totaled $0.2 billion and $3.7 billion, respectively.

Corebridge | Third Quarter 2022 Form 10-Q 44

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
September 30, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$—	$26	$50	$14	$—	$90
Non-U.S. governments	28	—	—	28	—	56
Corporate debt	175	—	—	—	—	175
Total	$203	$26	$50	$42	$—	$321
December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$—	$—	$—	$—	$—	$—
Non-U.S. governments	48	—	—	—	—	48
Corporate debt	128	61	22	—	—	211
Total	$176	$61	$22	$—	$—	$259
The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Securities Lending Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
December 31, 2021
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$106	$—	$—	$106
Non-U.S. government	—	—	43	—	—	43
Corporate debt	—	534	2,640	—	—	3,174
Total	$—	$534	$2,789	$—	$—	$3,323
There were no securities lending agreements at September 30, 2022.
There were no reverse repurchase agreements at September 30, 2022 and December 31, 2021.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $2.3 billion and $3.9 billion at September 30, 2022 and December 31, 2021, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLBs”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $222 million and $193 million of stock in FHLBs at September 30, 2022 and December 31, 2021, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.6 billion and $1.7 billion, respectively, at September 30, 2022 and $3.7 billion and $1.4 billion, respectively, at December 31, 2021.
Certain GICs recorded in policyholder contract deposits with a carrying value of $102 million and $76 million at September 30, 2022 and December 31, 2021, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $85 million and $41 million at September 30, 2022

Corebridge | Third Quarter 2022 Form 10-Q 45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

and December 31, 2021, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $137 million and $148 million at September 30, 2022 and December 31, 2021, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modco with funds withheld.
For further discussion on the sale of Fortitude Holdings, see Note 7.

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	September 30, 2022	December 31, 2021
Commercial mortgages(a)	$31,591	$30,528
Residential mortgages	4,901	4,672
Life insurance policy loans	1,767	1,832
Commercial loans, other loans and notes receivable(b)	4,828	2,852
Total mortgage and other loans receivable	43,087	39,884
Allowance for credit losses(c)	(548)	(496)
Mortgage and other loans receivable, net	$42,539	$39,388
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 20% and 12%, respectively, at September 30, 2022, and 22% and 10%, respectively, at December 31, 2021). The weighted average loan-to-value ratio for NY and CA was 69% and 52% at September 30, 2022, respectively, and 51% and 53% at December 31, 2021, respectively. The debt service coverage ratio for NY and CA was 2.6X and 2.1X at September 30, 2022, respectively, and 2.0X and 1.9X at December 31, 2021, respectively.
(b)Includes loans held for sale which are carried at lower cost or market, determined on an individual loan basis, and are collateralized primarily by apartments. As of September 30, 2022 and December 31, 2021, the net carrying value of these loans was $176 million and $15 million, respectively.
(c)Does not include allowance for credit losses of $76 million and $57 million at September 30, 2022 and December 31, 2021, respectively in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of September 30, 2022, $4 million and $671 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2021, $7 million and $118 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of September 30, 2022, accrued interest receivable was $11 million and $115 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2021, accrued interest receivable was $11 million and $109 million associated with residential mortgage loans and commercial mortgage loans, respectively.
A significant majority of commercial mortgages in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for us to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.
Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due. Nonperforming mortgages were not significant for all periods presented.

Corebridge | Third Quarter 2022 Form 10-Q 46

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

September 30, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
>1.2X	$4,395	$1,934	$1,676	$4,867	$3,339	$9,768	$25,979
1.00 - 1.20X	390	581	397	341	327	1,206	3,242
<1.00X	—	—	21	52	891	1,406	2,370
Total commercial mortgages	$4,785	$2,515	$2,094	$5,260	$4,557	$12,380	$31,591
December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
>1.2X	$1,861	$1,520	$4,915	$3,300	$2,997	$9,005	$23,598
1.00 - 1.20X	463	810	598	1,030	88	1,684	4,673
<1.00X	—	27	71	826	—	1,333	2,257
Total commercial mortgages	$2,324	$2,357	$5,584	$5,156	$3,085	$12,022	$30,528
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

September 30, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
Less than 65%	$4,102	$1,998	$1,868	$3,802	$3,003	$8,989	$23,762
65% to 75%	683	280	200	1,458	1,236	2,277	6,134
76% to 80%	—	237	—	—	—	99	336
Greater than 80%	—	—	26	—	318	1,015	1,359
Total commercial mortgages	$4,785	$2,515	$2,094	$5,260	$4,557	$12,380	$31,591
December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
Less than 65%	$1,859	$1,935	$3,912	$4,072	$2,384	$8,264	$22,426
65% to 75%	304	396	1,672	1,084	340	2,814	6,610
76% to 80%	—	—	—	—	188	259	447
Greater than 80%	161	26	—	—	173	685	1,045
Total commercial mortgages	$2,324	$2,357	$5,584	$5,156	$3,085	$12,022	$30,528
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.0X at September 30, 2022 and 1.9X at December 31, 2021. The debt service coverage ratios have been updated within the last three months. The debt service coverage ratios are updated when additional information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 57% at September 30, 2022, and 57% at December 31, 2021. The loan-to-value ratios have been updated within the last three to nine months.

Corebridge | Third Quarter 2022 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)
September 30, 2022
Credit Quality Performance Indicator:
In good standing	602	$12,082	$8,545	$3,190	$5,036	$1,770	$259	$30,882	98%
Restructured(a)	10	—	334	94	—	104	—	532	2%
90 days or less delinquent	1	—	157	—	—	—	—	157	—%
>90 days delinquent or in process of foreclosure	2	—	20	—	—	—	—	20	—%
Total(b)	615	$12,082	$9,056	$3,284	$5,036	$1,874	$259	$31,591	100%
Allowance for credit losses		$82	$230	$58	$66	$23	$6	$465	1%
December 31, 2021
Credit Quality Performance Indicator:
In good standing	613	$12,394	$8,370	$4,026	$3,262	$1,726	$301	$30,079	99%
Restructured(a)	7	—	269	17	—	104	—	390	1%
90 days or less delinquent	—	—	—	—	—	—	—	—	—%
>90 days delinquent or in process of foreclosure	4	—	59	—	—	—	—	59	—%
Total(b)	624	$12,394	$8,698	$4,043	$3,262	$1,830	$301	$30,528	100%
Allowance for credit losses		$93	$193	$69	$39	$23	$6	$423	1%
(a)    Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings, see the paragraphs below.
(b)    Does not reflect allowance for credit losses.
(c)    Our commercial mortgage loan portfolio is current as to payments of principal and interest, for both periods presented. There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

September 30, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO*:
780 and greater	$204	$1,938	$653	$226	$76	$347	$3,444
720 - 779	219	655	163	74	30	113	1,254
660 - 719	13	76	28	15	8	39	179
600 - 659	—	3	2	1	2	10	18
Less than 600	—	—	—	1	—	5	6
Total residential mortgages	$436	$2,672	$846	$317	$116	$514	$4,901
December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO*:
780 and greater	$1,398	$678	$284	$100	$107	$325	$2,892
720 - 779	1,118	225	83	41	36	94	1,597
660 - 719	44	39	20	11	13	33	160
600 - 659	1	1	2	3	2	6	15
Less than 600	—	—	—	1	1	6	8
Total residential mortgages	$2,561	$943	$389	$156	$159	$464	$4,672
*Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and has been updated within the last three months.

Corebridge | Third Quarter 2022 Form 10-Q 48

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable:(a)

Three Months Ended September 30,	2022			2021
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$414	$70	$484	$460	$100	$560
Loans charged off	—	—	—	(1)	—	(1)
Net charge-offs	—	—	—	(1)	—	(1)
Provision for loan losses	51	13	64	(25)	2	(23)
Reclassified to held for sale	—	—	—	—	(31)	(31)
Allowance, end of period(b)	$465	$83	$548	$434	$71	$505

Nine Months Ended September 30,	2022			2021
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$423	$73	$496	$546	$111	$657
Loans charged off	(4)	—	(4)	(1)	—	(1)
Net charge-offs	(4)	—	(4)	(1)	—	(1)
Provision for loan losses	46	10	56	(111)	(9)	(120)
Reclassified to held for sale	—	—	—	—	(31)	(31)
Allowance, end of period(b)	$465	$83	$548	$434	$71	$505
(a)    Does not include allowance for credit losses of $76 million and $59 million, respectively, at September 30, 2022 and 2021 in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.
(b)    Reported in Other assets in the Condensed Consolidated Balance Sheets.
As a result of the COVID-19 pandemic, including the significant global economic slowdown and general market decline, our expectations and models used to estimate the allowance for losses on commercial and residential mortgage loans have been updated to reflect the economic environment. The full impact of COVID-19 on real estate valuations remains uncertain and we will continue to review our valuations as further information becomes available.
TROUBLED DEBT RESTRUCTURINGS
We modify loans to optimize their returns and improve their collectability, among other things. When we undertake such a modification with a borrower that is experiencing financial difficulty and the modification involves us granting a concession to the troubled debtor, the modification is a troubled debt restructuring (“TDR”). We assess whether a borrower is experiencing financial difficulty based on a variety of factors, including the borrower’s current default on any of its outstanding debt, the probability of a default on any of its debt in the foreseeable future without the modification, the insufficiency of the borrower’s forecasted cash flows to service any of its outstanding debt (including both principal and interest) and the borrower’s inability to access alternative third-party financing at an interest rate that would be reflective of current market conditions for a non-troubled debtor. Concessions granted may include extended maturity dates, interest rate changes, principal or interest forgiveness, payment deferrals and easing of loan covenants.
During the nine months ended September 30, 2022 and 2021, loans with a carrying value of $143 million and $133 million, respectively, were modified in TDRs.

7. Reinsurance
FORTITUDE RE
In February 2018, AGL, VALIC and USL entered into a modco agreement with Fortitude Re, a wholly-owned AIG subsidiary and registered Class 4 and Class E reinsurer in Bermuda. Fortitude Holdings was formed by AIG to act as a holding company for Fortitude Re.
These reinsurance transactions between Corebridge and Fortitude Re were structured as modco arrangements. In the modco, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., Corebridge) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as Corebridge maintains ownership of these investments, Corebridge will maintain its existing accounting for these assets (e.g., the changes in fair value of available-for-sale securities will be recognized within other comprehensive income (loss)). Corebridge has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded

Corebridge | Third Quarter 2022 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance
derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	September 30, 2022		December 31, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale	$16,691	$16,691	$27,180	$27,180	Fair value through other comprehensive income
Fixed maturity securities - fair value option	3,137	3,137	1,593	1,593	Fair value through net investment income
Commercial mortgage loans	3,479	3,250	3,179	3,383	Amortized cost
Real estate investments	139	364	201	395	Amortized cost
Private equity funds/hedge funds	1,861	1,861	1,606	1,606	Fair value through net investment income
Policy loans	357	357	380	380	Amortized cost
Short-term Investments	159	159	50	50	Fair value through net investment income
Funds withheld investment assets	25,823	25,819	34,189	34,587
Derivative assets, net(a)	97	97	81	81	Fair value through realized gains (losses)
Other(b)	643	643	476	476	Amortized cost
Total	$26,563	$26,559	$34,746	$35,144

(a)    The derivative assets and liabilities have been presented net of cash collateral. The derivative assets supporting the Fortitude Re funds withheld arrangements had a fair market value of $355 million and $387 million as of September 30, 2022 and December 31, 2021, respectively. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)    Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net investment income - Fortitude Re funds withheld assets	$157	$445	$617	$1,336
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) Fortitude Re funds withheld assets	(89)	169	(272)	482
Net realized gains (losses) Fortitude Re funds withheld embedded derivatives	1,463	(195)	6,694	(29)
Net realized gains (losses) on Fortitude Re funds withheld assets	1,374	(26)	6,422	453
Income before income tax expense	1,531	419	7,039	1,789
Income tax expense*	(322)	(88)	(1,478)	(376)
Net income	1,209	331	5,561	1,413
Change in unrealized depreciation of the invested assets supporting the Fortitude Re modco arrangement classified as available for sale*	(1,090)	(314)	(5,242)	(1,373)
Comprehensive income	$119	$17	$319	$40
* The income tax expense (benefit) and the tax impact in accumulated other comprehensive income was computed using Corebridge’s U.S. statutory tax rate of 21%.
Various assets supporting the Fortitude Re funds withheld arrangements are reported at amortized cost, and as such, changes in the fair value of these assets are not reflected in the financial statements. However, changes in the fair value of these assets are included in the embedded derivative in the Fortitude Re funds withheld arrangement and the appreciation (depreciation) of the assets is the primary driver of the comprehensive income (loss) reflected above.
REINSURANCE – CREDIT LOSSES
The estimation of reinsurance recoverables involves a significant amount of judgment. Reinsurance assets include reinsurance recoverables on future policy benefits and policyholder contract deposits that are estimated as part of our insurance liability valuation process and, consequently, are subject to similar judgments and uncertainties as the estimation of gross loss reserves.
We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectable reinsurance that reduces the carrying amount of reinsurance and other assets on the Condensed Consolidated Balance Sheets (collectively, the reinsurance recoverable balances). This estimate requires significant judgment for which key considerations include:

Corebridge | Third Quarter 2022 Form 10-Q 50

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance
•paid and unpaid amounts recoverable;
•whether the balance is in dispute or subject to legal collection;
•the relative financial health of the reinsurer as classified by the Obligor Risk Ratings (“ORRs”) we assign to each reinsurer based upon our financial reviews; insurers that are financially troubled (i.e., in run-off, have voluntarily or involuntarily been placed in receivership, are insolvent, are in the process of liquidation or otherwise subject to formal or informal regulatory restriction) are assigned ORRs that will generate a significant allowance; and
•whether collateral and collateral arrangements exist.
An estimate of the reinsurance recoverable’s lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.
The total reinsurance recoverables as of September 30, 2022 were $30.8 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 100% of the reinsurance recoverables were investment grade, (ii) less than 1% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance, beginning of period	$107	$87	$101	$83
Current period provision for expected credit losses and disputes	1	15	7	19
Write-offs charged against the allowance for credit losses and disputes	—	—	—	—
Balance, end of period	$108	$102	$108	$102
There were no material recoveries of credit losses previously written off for the three- and nine-month periods ended September 30, 2022 or 2021.
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due and record an allowance for disputes when there is reasonable uncertainty of the collectability of a disputed amount during the reporting period. Past-due balances were not significant for any of the periods presented. Certain reinsurers with whom we have disputes have initiated arbitration proceedings against us, and others may initiate them in the future.

8. Variable Interest Entities
A variable interest entity (“VIE”) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains and losses of the entity. Consolidation of a VIE by its primary beneficiary is not based on majority voting interest but is based on other criteria discussed below.
We enter into various arrangements with VIEs in the normal course of business and consolidate the VIEs when we determine we are the primary beneficiary. This analysis includes a review of the VIE’s capital structure, related contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued and our involvement with the entity. When assessing the need to consolidate a VIE, we evaluate the design of the VIE as well as the related risks to which the entity was designed to expose the variable interest holders.
The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the breadth of our decision-making ability and our ability to influence activities that significantly affect the economic performance of the VIE.

Corebridge | Third Quarter 2022 Form 10-Q 51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company, except in limited circumstances when the Company has provided a guarantee to the VIE’s interest holders. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
September 30, 2022
Assets:
Bonds available for sale	$—	$3,505	$3,505
Other bond securities	—	1,345	1,345
Equity securities	60	—	60
Mortgage and other loans receivable	—	2,202	2,202
Other invested assets
Alternative investments(a)	2,572	—	2,572
Investment real estate	1,785	—	1,785
Short-term investments	172	169	341
Cash	79	—	79
Accrued investment income	—	6	6
Other assets	93	73	166
Total assets(b)	$4,761	$7,300	$12,061
Liabilities:
Debt of consolidated investment entities	$1,383	$4,612	$5,995
Other liabilities	85	37	122
Total liabilities	$1,468	$4,649	$6,117
December 31, 2021
Assets:
Bonds available for sale	$—	$5,393	$5,393
Other bond securities	—	—	—
Equity securities	223	—	223
Mortgage and other loans receivable	—	2,359	2,359
Other invested assets
Alternative investments(a)	3,017	—	3,017
Investment real estate	2,257	—	2,257
Short-term investments	467	151	618
Cash	93	—	93
Accrued investment income	—	15	15
Other assets	188	557	745
Total assets(b)	$6,245	$8,475	$14,720
Liabilities:
Debt of consolidated investment entities	$1,743	$5,193	$6,936
Other liabilities	112	723	835
Total liabilities	$1,855	$5,916	$7,771
(a)    Composed primarily of investments in real estate joint ventures at September 30, 2022 and December 31, 2021.
(b)    The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)    Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At September 30, 2022 and December 31, 2021, together the Company and AIG affiliates have commitments to internal parties of $2.3 billion and $2.4 billion and commitments to external parties of $0.5 billion and $0.6 billion, respectively. At September 30, 2022, $1.6 billion out of the internal commitments was from subsidiaries of Corebridge entities and $0.7 billion was from other AIG affiliates. At December 31, 2021, $1.5 billion out of the internal commitments was from subsidiaries of Corebridge entities, and $0.9 billion was from other AIG affiliates.

Corebridge | Third Quarter 2022 Form 10-Q 52

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Income Statements:

	Real Estate and	Securitization	Affordable
	Investment	and Repackaging	Housing
(in millions)	Entities	Vehicles	Partnerships	Total
Three Months Ended September 30, 2022
Total revenue	$214	$(22)	$—	$192
Net income attributable to noncontrolling interests	126	—	—	126
Net income (loss) attributable to Corebridge	77	(73)	—	4
Three Months Ended September 30, 2021
Total revenue	$331	$54	$170	$555
Net income attributable to noncontrolling interests	149	—	2	151
Net income (loss) attributable to Corebridge	157	32	142	331
Nine Months Ended September 30, 2022
Total revenue	$602	$91	$—	$693
Net income attributable to noncontrolling interests	280	2	—	282
Net income (loss) attributable to Corebridge	286	(32)	—	254
Nine Months Ended September 30, 2021
Total revenue	$694	$188	$433	$1,315
Net income attributable to noncontrolling interests	258	1	53	312
Net income (loss) attributable to Corebridge	367	(66)	314	615
We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced obligation and (iii) other commitments and guarantees to the VIE.
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
September 30, 2022
Real estate and investment entities(a)	$366,108	$5,490	$2,965	$8,455
Total	$366,108	$5,490	$2,965	$8,455
December 31, 2021
Real estate and investment entities(a)	$309,866	$4,459	$2,452	$6,911
Total	$309,866	$4,459	$2,452	$6,911
(a)    Composed primarily of hedge funds and private equity funds.
(b)    At September 30, 2022 and December 31, 2021, $5.5 billion and $4.5 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)    These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
Additionally, from time to time, AIG designed internal securitizations and a series of VIEs which are not consolidated by Corebridge which securitized certain RMLs. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of September 30, 2022, the total VIE assets of these securitizations are $139 million, of which Corebridge’s maximum exposure to loss is $40 million. As of December 31, 2021, the total VIE assets of these securitizations are $2.0 billion, of which Corebridge’s maximum exposure to loss is $1.2 billion.

Corebridge | Third Quarter 2022 Form 10-Q 53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

9. Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities and fixed maturity securities as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with foreign denominated investments, net capital exposures and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities and economically hedge certain investments. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, CDSs and purchases of investments with embedded derivatives, such as equity linked notes and convertible bonds.
Interest rate, currency and equity swaps, credit contracts, swaptions, options and forward transactions are accounted for as derivatives, recorded on a trade-date basis and carried at fair value. Unrealized gains and losses are generally reflected in income, except in certain situations in which hedge accounting is applied and unrealized gains and losses are reflected in AOCI. Aggregate asset or liability positions are netted on the Condensed Consolidated Balance Sheets only to the extent permitted by qualifying master netting arrangements in place with each respective counterparty. Cash collateral posted with counterparties in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative liability, while cash collateral received in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative asset.
Derivatives, with the exception of embedded derivatives, are reported at fair value in the Condensed Consolidated Balance Sheets in Other assets and Other liabilities. Embedded derivatives are generally presented with the host contract in the Condensed Consolidated Balance Sheets. A bifurcated embedded derivative is measured at fair value and accounted for in the same manner as a freestanding derivative contract. The corresponding host contract is accounted for according to the accounting guidance applicable for that instrument.
For additional information on embedded derivatives, see Notes 4 and 10.
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2022				December 31, 2021
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$293	$224	$1,806	$84	$352	$274	$980	$14
Foreign exchange contracts	5,561	993	304	3	4,058	262	2,861	55
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	19,026	1,478	23,708	3,114	28,056	1,637	23,219	1,562
Foreign exchange contracts	8,658	1,269	1,143	261	4,047	410	5,413	311
Equity contracts	24,435	554	8,584	84	60,192	4,670	38,932	4,071
Credit contracts	—	—	—	—	1,840	1	—	—
Other contracts(b)	45,833	16	45	—	43,839	13	133	—
Total derivatives, gross	$103,806	$4,534	$35,590	$3,546	$142,384	$7,267	$71,538	$6,013
Counterparty netting(c)		(3,359)		(3,359)		(5,785)		(5,785)
Cash collateral(d)		(831)		(104)		(798)		(37)
Total derivatives on condensed consolidated balance sheets(e)		$344		$83		$684		$191
(a)    Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)    Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(c)    Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)    Represents cash collateral posted and received that is eligible for netting.
(e)    Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $4 million and zero, respectively, at September 30, 2022 and December 31, 2021. Fair value of liabilities related to bifurcated embedded derivatives was $7.2 billion and $17.7 billion, respectively, at September 30, 2022 and December 31, 2021. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to

Corebridge | Third Quarter 2022 Form 10-Q 54

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting
guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	September 30, 2022				December 31, 2021
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$57,115	$4,463	$34,714	$3,354	$96,862	$7,182	$68,623	$5,778
Total derivatives with third parties	46,691	71	876	192	45,522	85	2,915	235
Total derivatives, gross	$103,806	$4,534	$35,590	$3,546	$142,384	$7,267	$71,538	$6,013
As of September 30, 2022 and December 31, 2021, the following amounts were recorded on the Condensed Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	September 30, 2022		December 31, 2021
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available for sale, at fair value	$5,426	$—	$7,478	$—
Commercial mortgage and other loans(a)	109	(28)	—	(6)
Policyholder contract deposits(b)	(2,204)	77	(1,500)	(79)
(a) This relates to hedge accounting that has been discontinued, but the respective loans are still held. The cumulative adjustment is being amortized into earnings over the remaining life of the loan.
(b) This relates to fair value hedges on GICs.
COLLATERAL
We engage in derivative transactions that are not subject to a clearing requirement directly with related parties and unaffiliated third parties in most cases, under International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements. Many of the ISDA Master Agreements also include Credit Support Annex provisions, which provide for collateral postings that may vary at various ratings and threshold levels. We attempt to reduce our risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an up-front or contingent basis. We minimize the risk that counterparties might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and generally requiring additional collateral to be posted upon the occurrence of certain events or circumstances.
Collateral posted by us to third parties for derivative transactions was $236 million and $317 million at September 30, 2022 and December 31, 2021, respectively. Collateral posted by us to related parties for derivative transactions was $571 million and $803 million at September 30, 2022 and December 31, 2021, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $40 million and $53 million at September 30, 2022 and December 31, 2021, respectively. Collateral provided to us from related parties for derivative transactions was $846 million and $770 million at September 30, 2022 and December 31, 2021, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
OFFSETTING
We have elected to present all derivative receivables and derivative payables, and the related cash collateral received and paid, on a net basis on our Condensed Consolidated Balance Sheets when a legally enforceable ISDA Master Agreement exists between us and our derivative counterparty. An ISDA Master Agreement is an agreement governing multiple derivative transactions between two counterparties. The ISDA Master Agreement generally provides for the net settlement of all, or a specified group, of these derivative transactions, as well as transferred collateral, through a single payment, and in a single currency, as applicable. The net settlement provisions apply in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions governed by the ISDA Master Agreement.

Corebridge | Third Quarter 2022 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting
HEDGE ACCOUNTING
We designated certain derivatives entered into with related parties as fair value hedges of available-for-sale securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards and cross-currency swaps designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. We also designated certain interest rate swaps entered into with related parties as fair value hedges of fixed rate GICs and commercial mortgage loans attributable to changes in benchmark interest rates.
During 2022, we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances. We recognized derivative gains for the three- and nine-month periods ended September 30, 2022, of $0 million and $223 million, respectively, in accumulated other comprehensive income, of which, for the three- and nine-month periods ended September 30, 2022, $7 million and $14 million has been reclassified into Interest expense. The remaining amount in accumulated other comprehensive income, of $209 million, will be reclassified into Interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
For additional information related to the debt issuances, see Note 11.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the three- and nine-month periods ended September 30, 2022 of $7 million and $16 million, respectively, and for the three- and nine-month periods ended September 30, 2021 of $4 million and $5 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income (loss) related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Three Months Ended September 30, 2022
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(66)	—	64	(2)
Net investment income	25	—	(24)	1
Foreign exchange contracts:
Realized gains (losses)	418	105	(418)	105
Three Months Ended September 30, 2021
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(15)	5	8	(2)
Net investment income	1	—	(2)	(1)
Foreign exchange contracts:
Realized gains (losses)	144	38	(144)	38

Corebridge | Third Quarter 2022 Form 10-Q 56

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Nine Months Ended September 30, 2022
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(156)	—	157	1
Net investment income	26	—	(25)	1
Foreign exchange contracts:
Realized gains (losses)	949	181	(949)	181
Nine Months Ended September 30, 2021
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(48)	6	32	(10)
Net investment income	8	—	(9)	(1)
Foreign exchange contracts:
Realized gains (losses)	221	105	(221)	105
(a)    Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)    Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.
(c)    Primarily consists of gains and losses with related parties.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
By Derivative Type:
Interest rate contracts	$(536)	$(168)	$(2,218)	$(862)
Foreign exchange contracts	893	263	1,797	333
Equity contracts	27	(56)	(93)	(614)
Credit contracts	—	(1)	(1)	(8)
Other contracts	16	16	48	48
Embedded derivatives within policyholder contract deposits	1,167	303	4,664	1,632
Fortitude Re funds withheld embedded derivative	1,463	(195)	6,694	(29)
Total(a)	$3,030	$162	$10,891	$500
By Classification:
Policy fees	$16	$16	$45	$46
Net investment income	8	—	6	—
Net realized gains - excluding Fortitude Re funds withheld assets	1,581	357	4,206	554
Net realized losses on Fortitude Re funds withheld assets	(31)	(15)	(39)	(66)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	1,463	(195)	6,694	(29)
Policyholder benefits	(7)	(1)	(21)	(5)
Total(a)	$3,030	$162	$10,891	$500
(a)    Includes gains (losses) with related parties of $(1.2) billion and $(0.8) billion for the nine months ended September 30, 2022 and 2021, respectively, and $240 million and $15 million for the three months ended September 30, 2022 and 2021, respectively.
HYBRID SECURITIES WITH EMBEDDED CREDIT DERIVATIVES
We invest in hybrid securities (such as credit-linked notes) with the intent of generating income, and not specifically to acquire exposure to embedded derivative risk. As is the case with our other investments in RMBS, CMBS, CLOs, ABS and CDOs, our investments in these hybrid securities are exposed to losses only up to the amount of our initial investment in the hybrid security. Other than our initial investment in the hybrid securities, we have no further obligation to make payments on the embedded credit derivatives in the related hybrid securities.
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other

Corebridge | Third Quarter 2022 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting
bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $1.3 billion and $0.1 billion at September 30, 2022 and December 31, 2021, respectively. These securities have par amounts of $3.4 billion and $0.9 billion at September 30, 2022 and December 31, 2021, respectively, and have remaining stated maturity dates that extend to 2052.

10. Insurance Liabilities
The following table presents the liability for universal life policies with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance, beginning of period	$3,151	$4,681	$4,505	$4,751
Incurred guaranteed benefits*	176	75	564	419
Paid guaranteed benefits	(155)	(167)	(450)	(369)
Changes related to unrealized appreciation (depreciation) of investments	(471)	(111)	(1,918)	(323)
Balance, end of period	$2,701	$4,478	$2,701	$4,478
*    Incurred guaranteed benefits include the portion of assessments established as additions to reserves as well as changes in estimates (assumption unlockings) affecting these reserves. The average incurred benefits over the last four years, excluding changes in annual actuarial assumption updates, are approximately 67% of fees assessments collected for these universal life policies with secondary guarantees and similar features.
The following table presents details concerning our universal life policies with secondary guarantees and similar features:

	At September 30,	At December 31,
(dollars in millions)	2022	2021
Account value	$3,462	$3,313
Net amount at risk	$68,350	$65,801
Average attained age of contract holders	53	53
OTHER POLICYHOLDER FUNDS
Other policyholder funds include unearned revenue reserves (“URR”), which were approximately $2.3 billion and $1.8 billion as of September 30, 2022 and December 31, 2021, respectively. URR consist of front-end loads on investment-oriented contracts, representing those policy loads that are non-level and typically higher in initial policy years than in later policy years. URR for investment-oriented contracts is generally deferred and amortized, with interest, in relation to the incidence of EGPs to be realized over the estimated lives of the contracts and is subject to the same adjustments due to changes in the assumptions underlying EGPs as DAC. Amortization of URR is recorded in Policy fees. Similar to unrealized appreciation (depreciation) of investments for DAC, URR related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on EGPs, with related changes recognized through Other comprehensive income.
VARIABLE ANNUITIES
Variable annuity contracts may include certain contractually guaranteed benefits to the contract holder. These guaranteed features include guaranteed minimum death benefits (“GMDB”) that are payable in the event of death, and living benefits that are payable in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits primarily include GMWB. A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during their lifetime). A policyholder cannot purchase more than one living benefit on one contract. The net amount at risk for each feature is calculated irrespective of the existence of other features; as a result, the net amount at risk for each feature is not additive to that of other features.

Corebridge | Third Quarter 2022 Form 10-Q 58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Insurance Liabilities
Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	At September 30,		At December 31,
	2022		2021
(in millions)	Individual Retirement	Group Retirement	Individual Retirement	Group Retirement
Equity funds	$21,216	$23,119	$28,524	$33,718
Bond funds	3,587	3,803	4,651	4,364
Balanced funds	17,008	4,824	23,018	6,293
Money market funds	661	523	546	459
Total	$42,472	$32,269	$56,739	$44,834
GMDB
Depending on the contract, the GMDB feature may provide a death benefit of either (a) total deposits made to the contract, less any partial withdrawals plus a minimum return (and in rare instances, no minimum return); (b) return of premium whereby the benefit is the greater of the current account value or premiums paid less any partial withdrawals; (c) rollups whereby the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified rates up to specified ages; or (d) the highest contract value attained, typically on any anniversary date less any subsequent withdrawals following the contract anniversary. GMDB is our most widely offered benefit.
The liability for GMDB, which is recorded in Future policy benefits, represents the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected assessments, through Policyholder benefits. The net amount at risk for the GMDB feature represents the amount of guaranteed benefits in excess of account value if death claims were filed on all contracts on the balance sheet date.
The following table presents details concerning our GMDB exposures by benefit type for Individual Retirement:

At September 30,	2022
(dollars in millions)	Return of Account Value	Return of Premium	Rollups	Highest Contract Value Attained
Account values:
General account	$432	$3,993	$436	$1,340
Separate accounts	3,029	26,332	1,648	11,463
Total account values	$3,461	$30,325	$2,084	$12,803
Net amount at risk - gross	$—	$1,063	$479	$2,980
Net amount at risk - net	$—	$1,055	$439	$2,687
Average attained age of contract holders by product	67	70	75	72
Percentage of policyholders age 70 and over	30.9%	50.7%	68.6%	60.5%
Range of guaranteed minimum return rates	0.0% - 4.5%
At December 31,	2021
Account values:
General account	$382	$4,055	$447	$1,366
Separate accounts	3,543	34,811	2,453	15,932
Total account values	$3,925	$38,866	$2,900	$17,298
Net amount at risk - gross	$—	$22	$363	$341
Net amount at risk - net	$—	$21	$327	$257
Average attained age of contract holders by product	66	70	75	71
Percentage of policyholders age 70 and over	27.8%	47.0%	66.9%	58.1%
Range of guaranteed minimum return rates	0.0% - 4.5%

Corebridge | Third Quarter 2022 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Insurance Liabilities
The following table presents details concerning our GMDB exposures by benefit type for Group Retirement:

At September 30,	2022
(dollars in millions)	Return of Account Value	Return of Premium	Rollups(a)	Highest Contract Value Attained
Account values:
General account	$37	$5,445	$18,417	$3
Separate accounts	241	4,355	27,619	54
Total Account Values	$278	$9,800	$46,036	$57
Net amount at risk - gross	$—	$52	$495	$15
Net amount at risk - net	$—	$52	$495	$15
Average attained age of contract holders by product	65	65	63	68
Percentage of policyholders age 70 and over	17.6%	18.9%	15.1%	32.5%
Range of guaranteed minimum return rates	0.0%-4.5%
At December 31,	2021
Account values:
General account	$35	$5,511	$18,863	$4
Separate accounts	290	6,056	38,419	69
Total Account Values	$325	$11,567	$57,282	$73
Net amount at risk - gross	$—	$9	$152	$—
Net amount at risk - net	$—	$9	$152	$—
Average attained age of contract holders by product	64	64	63	68
Percentage of policyholders age 70 and over	14.9%	17.9%	14.2%	31.1%
Range of guaranteed minimum return rates	0.0%-4.5%
(a)Group Retirement guaranteed rollup benefits generally revert to the return of premium at age 70. As of September 30, 2022, this includes 200,804 contracts for policyholders age 70 and over, with associated account values of $8.6 billion held in the general account and $6.5 billion held in separate accounts; as of December 31, 2021, this includes 192,606 contracts for policyholders age 70 and over, with associated account values of $8.3 billion held in the general account and $8.5 billion held in separate accounts. These contracts which have reverted to return of premium benefits due to the attained age of the policyholder represent a net amount at risk of $92 million and $19 million at September 30, 2022 and December 31, 2021, respectively.
The following summarizes the Individual Retirement GMDB liability related to variable annuity contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance, beginning of period	$451	$423	$445	$382
Reserve increase (decrease)	45	24	121	90
Benefits paid	(17)	(5)	(45)	(22)
Changes related to unrealized appreciation (depreciation) of investments	(15)	—	(57)	(8)
Balance, end of period	$464	$442	$464	$442
The following summarizes the Group Retirement GMDB liability related to variable annuity contracts, excluding assumed reinsurance(a):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance, beginning of period	$16	$34	$35	$40
Reserve increase (decrease)	7	6	14	4
Benefits paid	(1)	—	(2)	(1)
Changes related to unrealized appreciation (depreciation) of investments	(6)	(3)	(31)	(6)
Balance, end of period	$16	$37	$16	$37
(a) The assumed reinsurance reserves for GMDB liability related to variable annuity contract is $13 million and $16 million as of September 30, 2022 and 2021, respectively.
Assumptions used to determine the GMDB liability include interest credited that varies by year of issuance and products; mortality rates that are based upon actual experience modified to allow for variations in policy form; withdrawal and lapse rates that are based upon actual experience modified to allow for variations in policy features; investment returns, based on stochastically generated scenarios; and asset yields that include a reversion to the mean methodology, similar to that applied for DAC. We regularly evaluate estimates used to determine the GMDB liability and adjust the additional liability balance, with a related charge or credit to Policyholder benefits, if actual experience or other evidence suggests that earlier assumptions should be revised.

Corebridge | Third Quarter 2022 Form 10-Q 60

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Insurance Liabilities
GMWB
Certain of our fixed annuity and fixed index annuity contracts, which are not offered through separate accounts, contain optional GMWB benefits. With a GMWB, the contract holder can monetize the excess of the guaranteed amount over the account value of the contract through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount. Once the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount; for lifetime GMWB products, the annuity payments continue as long as the covered person(s) is/are living. The liability for GMWB benefits in fixed annuity and fixed index annuity contracts, which are recorded in Future policy benefits, represents the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected assessments, through Policyholder benefits.
The liability for the majority of our GMWB benefits in fixed annuity and fixed index annuity contracts are not accounted for as embedded derivatives.
The following table presents the Individual Retirement details concerning our fixed annuities and fixed index annuities GMWB and GMDB exposures that are not accounted for as derivatives, by benefit type:

At September 30,	2022
(dollars in millions)	Fixed Annuities	Fixed Index Annuities	Total
Account values(a):
Fixed accounts	$3,811	$491	$4,302
Indexed accounts	—	6,529	6,529
Total account values	$3,811	$7,020	$10,831
GMWB and GMDB reserve:
Base reserve	$358	$568	$926
Reserves related to unrealized appreciation of investments	(319)	(321)	(640)
Total GMWB and GMDB reserve	$39	$247	$286
Average attained age of contract holders by product	68	68	—
At December 31,	2021
Account values(a):
Fixed accounts	$3,541	$487	$4,028
Indexed accounts	—	6,361	6,361
Total account values	$3,541	$6,848	$10,389
GMWB and GMDB reserve:
Base reserve	$270	$467	$737
Reserves related to unrealized appreciation of investments	187	161	348
Total GMWB and GMDB reserve	$457	$628	$1,085
Average attained age of contract holders by product	68	67	—
(a)Fixed annuities and fixed index annuities that offer GMWB and GMDB exposures are offered through the general account.

Corebridge | Third Quarter 2022 Form 10-Q 61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Insurance Liabilities
The following table presents the Group Retirement details concerning our fixed annuities and fixed index annuities GMWB exposures that are not accounted for as derivatives, by benefit type:

At September 30,	2022
(dollars in millions)	Fixed Annuities	Fixed Index Annuities	Total
Account values(a):
Fixed account	$636	$134	$770
Indexed accounts	—	1,379	1,379
Total account values	$636	$1,513	$2,149
GMWB reserves:
Base reserve	$56	$123	$179
Reserves related to unrealized appreciation of investments	(12)	(74)	(86)
Total GMWB reserves	$44	$49	$93
Average attained age of contract holders by product	70	68	—
At December 31,	2021
	Fixed Annuities	Fixed Index Annuities	Total
Account values(a):
Fixed account	$603	$129	$732
Indexed accounts	—	1,409	1,409
Total account values	$603	$1,538	$2,141
GMWB reserves:
Base reserve	$42	$101	$143
Reserves related to unrealized appreciation of investments	5	46	51
Total GMWB reserves	$47	$147	$194
Average attained age of contract holders by product	69	68	—
(a) Fixed annuities and fixed index annuities that offer GMWB exposures are offered through the general account.
Certain of our variable annuity contracts contain optional GMWB benefits. GMWB benefits related to variable annuity contracts are recorded in Policyholder contract deposits and are accounted for as embedded derivatives measured at fair value, with changes in the fair value recorded in Net realized gains (losses). The net fair value of these GMWB embedded derivatives for Individual Retirement was $0.7 billion and $2.4 billion as of September 30, 2022 and December 31, 2021, respectively. The net fair value of these GMWB embedded derivatives for Group Retirement was $(4) million and $74 million as of September 30, 2022 and December 31, 2021, respectively.
For a discussion of the fair value measurement of guaranteed benefits that are accounted for as embedded derivatives, see Note 4.

Corebridge | Third Quarter 2022 Form 10-Q 62

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Debt

11. Debt
Short-term and long-term debt is carried at the principal amount borrowed, including unamortized discounts, and fair value adjustments, when applicable.
The following table lists our total debt outstanding at September 30, 2022 and December 31, 2021. The interest rates presented in the following table are the range of contractual rates in effect at September 30, 2022, including fixed and variable rates:

(in millions)	Range of Interest Rate(s)	Maturity Date(s)	At September 30, 2022	At December 31, 2021
Short-term debt issued or borrowed by Corebridge:
Affiliated senior promissory note with AIG	LIBOR+100bps	2022	$—	$8,317
3-Year DDTL Facility	4.12%	2022	1,500	—
Total short-term debt			1,500	8,317
Long-term debt issued by Corebridge:
Senior unsecured notes(a)	3.50% - 4.40%	2025 - 2052	6,500	—
Hybrid junior subordinated notes	6.875%	2052	1,000	—
Long-term debt issued by Corebridge subsidiaries:
AIGLH notes	6.63% - 7.50%	2025 - 2029	200	200
AIGLH junior subordinated debentures	7.57% - 8.50%	2030 - 2046	227	227
Total long-term debt			7,927	427
Debt issuance costs			(59)	—
Total long-term debt, net of debt issuance costs			7,868	427
Debt of consolidated investment entities - not guaranteed by Corebridge	0.00% -11.56%	2023 - 2051	5,995	6,936
Total debt, net of issuance costs			$15,363	$15,680
(a) Interest rates reflect contractual amounts and do not reflect the effective borrowing rate after giving effect to the cash flow hedges.
SENIOR UNSECURED NOTES AND DELAYED DRAW TERM LOAN (“DDTL”)
On February 25, 2022, Corebridge Parent entered into an 18-Month Delayed Draw Term Loan Agreement (the “18-Month DDTL Facility”) among Corebridge Parent, as borrower, the lenders party thereto and the administrative agent thereto, and a 3-Year Delayed Draw Term Loan Agreement (the “3-Year DDTL Facility”) among Corebridge Parent, as borrower, the lenders party thereto and the administrative agent thereto.
The 18-Month DDTL Facility and 3-Year DDTL Facility provided us with committed delayed draw term loan facilities in the aggregate principal amount of $6.0 billion and $3.0 billion, respectively. On April 5, 2022, Corebridge Parent issued $6.5 billion of senior unsecured notes consisting of: $1.0 billion aggregate principal amount of its 3.5% Senior Notes due 2025, $1.25 billion aggregate principal amount of its 3.7% Senior Notes due 2027, $1.0 billion aggregate principal amount of its 3.9% Senior Notes due 2029, $1.5 billion aggregate principal amount of its 3.9% Senior Notes due 2032, $500 million aggregate principal amount of its 4.4% Senior Notes due 2042 and $1.25 billion aggregate principal amount of its 4.4% Senior Notes due 2052.
On April 6, 2022, in connection with the issuance of the senior unsecured notes of Corebridge Parent, (i) the commitments under the 18-Month DDTL Facility were terminated in full and (ii) the commitments under the 3-Year DDTL Facility were reduced from $3.0 billion to $2.5 billion. On August 25, 2022, in connection with this issuance of the hybrid junior subordinated notes, the commitments under the 3-year DDTL Facility were further reduced from $2.5 billion to $1.5 billion.
On September 15, 2022, the Company borrowed an aggregate principal amount of $1.5 billion under the 3-Year DDTL Facility through October 20, 2022. On October 10, 2022, we continued this borrowing through November 21, 2022. We have the ability to further continue this borrowing through February 25, 2025. There are no remaining available commitments outstanding under the 3-Year DDTL Facility.
HYBRID JUNIOR SUBORDINATED NOTES
On August 23, 2022, Corebridge Parent issued $1.0 billion of 6.875% fixed-to-fixed reset rate hybrid junior subordinated notes due 2052. Subject to certain redemption provisions and other terms of the hybrid junior subordinated notes, the interest rate and interest payment date reset every five years based on the average of the yields on five-year U.S. Treasury securities, as of the most recent interest rate determination on a reset plus a spread, payable semi-annually.

Corebridge | Third Quarter 2022 Form 10-Q 63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Debt
AFFILIATED NOTES
In November 2021, Corebridge issued an $8.3 billion senior promissory note to AIG. We used the net proceeds from the senior unsecured notes, the net proceeds from the hybrid junior subordinated notes and a portion of the borrowing of the 3-Year DDTL Facility, discussed above, to repay the principal balance and accrued interest of this note to AIG. The interest rate per annum was equal to LIBOR plus 100 basis points and accrued semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2022.
In 2019, AGREIC issued a note to Lexington in the amount of $250 million. On February 12, 2021, AGREIC repaid the loan and interest in the amount of $254 million.
On June 23, 2022, AIG Life (United Kingdom) borrowed GBP £10 million from AIG Transaction Execution Limited, which was repaid on July 7, 2022.
AIGLH NOTES AND JUNIOR SUBORDINATED DEBENTURES
As of September 30, 2022, AIGLH had outstanding $427 million aggregate principal amount, consisting of $227 million of junior subordinated debt due between 2030 and 2046 and $200 million of notes due between 2025 and 2029.
For details regarding guarantees provided by AIG related to these notes and debentures, see Note 12.
DEBT CASH TENDER OFFERS
During the nine-month period ended September 30, 2021, $216 million of aggregate principal amount of AIGLH notes and AIGLH junior subordinated debentures were repurchased through cash tender offers for an aggregate purchase price of $312 million.
REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into the Revolving Credit Agreement (the “Credit Agreement”).
The Credit Agreement provides for a five-year total commitment of $2.5 billion, consisting of standby letters of credit and/or revolving credit borrowings without any limits on the type of borrowings. Under circumstances described in the Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the Credit Agreement of $3.0 billion. Loans under the Credit Agreement will mature on May 12, 2027. Under the Credit Agreement, the applicable rate, commitment fee and letter of credit fee are determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) in the case of U.S. dollar borrowings, Term SOFR plus an applicable credit spread adjustment plus an applicable rate or an alternative base rate plus an applicable rate; (ii) in the case of Sterling borrowings, SONIA plus an applicable credit spread adjustment plus an applicable rate; (iii) in the case of Euro borrowings, European Union interbank Offer Rate (“EURIBOR”) plus an applicable rate; and (iv) in the case of Japanese Yen, Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable rate. The alternative base rate is equal to the highest of (a) the New York Federal Reserve Bank (“NYFRB”) Rate plus 0.50%, (b) the rate of interest in effect as quoted by The Wall Street Journal as the “Prime Rate” in the United States and (c) Term SOFR plus a credit spread adjustment of 0.100% plus an additional 1.00%.
The Credit Agreement requires Corebridge Parent to maintain a specified minimum consolidated net worth and subjects Corebridge to a specified limit on consolidated total debt to consolidated total capitalization, subject to certain limitations and exceptions. In addition, the Credit Agreement contains certain customary affirmative and negative covenants, including limitations with respect to the incurrence of certain types of liens and certain fundamental changes. Amounts due under the Credit Agreement may be accelerated upon an “event of default,” as defined in the Credit Agreement, such as failure to pay amounts owed thereunder when due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject in some cases to cure periods.
LETTERS OF CREDIT
Effective July 28, 2022, Corebridge replaced AIG as applicant and guarantor on two letters of credit totaling £80 million, for the benefit of AIG Life (United Kingdom). The letter of credit supports AIG Life (United Kingdom)’s capital position and will be counted as Tier 2 capital under EU Solvency II regulations as approved by the Prudential Regulation Authority.
We have an intercompany reinsurance arrangement with AIG Bermuda whereby certain Regulation XXX and Guideline AXXX reserves related to a closed block of in-force business are ceded to AIG Bermuda. AIG Bermuda had a $250 million letter of credit guaranteed by AIG that is used to support the credit for reinsurance provided by AIG Bermuda. Effective May 9, 2022, the letter of credit was reduced from $250 million to $175 million, and effective May 12, 2022, Corebridge Parent has replaced AIG as the guarantor.
AFFILIATED CREDIT FACILITIES
In 2015 and 2018, we entered into three revolving loan facilities with AIG pursuant to which our participating subsidiaries could, on a several basis, borrow monies from AIG subject to the terms and conditions stated therein. Principal amounts borrowed under each of

Corebridge | Third Quarter 2022 Form 10-Q 64

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Debt
these facilities could be repaid and re-borrowed, in whole or in part, from time to time, without penalty. As of December 31, 2021, there were no amounts owed under these facilities. On September 19, 2022, these credit facilities were terminated.
CONSOLIDATED INVESTMENT ENTITIES CREDIT FACILITIES
We also maintain revolving credit facilities that can be utilized exclusively by certain consolidated investment entities to acquire assets related to securitizations. Draws under those credit facilities cannot be utilized for general corporate purposes. Prior to the pricing of the related securitizations, these credit facilities have combined limits of up to $556 million. Subsequent to pricing of the related securitizations, the combined limits are expected to increase to up to approximately $1.4 billion. As of September 30, 2022 and December 31, 2021, we have drawn $181 million and $57 million, respectively, under the credit facilities. These credit facilities have maturity dates ranging from two years to nine years.
We also maintain revolving credit facilities that can exclusively be utilized by certain consolidated investment entities to acquire real estate assets. Draws under those credit facilities cannot be utilized for general corporate purposes. These credit facilities have consolidated limits of up to $407 million. As of September 30, 2022 and December 31, 2021, we have drawn $300 million and $403 million, respectively, under the credit facilities. Each of these credit facilities have maturity dates of three years.

12. Contingencies, Commitments and Guarantees
In the normal course of business, we enter into various contingent liabilities and commitments. Although we cannot currently quantify our ultimate liability for unresolved litigation and investigation matters, including those referred to below, it is possible that such liability could have a material adverse effect on our consolidated financial condition, consolidated results of operations or consolidated cash flows for an individual reporting period.
LEGAL CONTINGENCIES
Overview
In the normal course of business, we are subject to regulatory and government investigations and actions, and litigation and other forms of dispute resolution in a large number of proceedings pending in various domestic and foreign jurisdictions. Certain of these matters involve potentially significant risk of loss due to potential for significant jury awards and settlements, punitive damages or other penalties. Many of these matters are also highly complex and may seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from these matters. In our insurance and reinsurance operations, litigation and arbitration concerning coverage under insurance and reinsurance contracts are generally considered in the establishment of our future policy benefits. Separate and apart from the foregoing matters involving insurance and reinsurance coverage, we and our officers and directors are subject to a variety of additional types of legal proceedings brought by holders of our securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. With respect to these other categories of matters not arising out of claims for insurance or reinsurance coverage, we establish reserves for loss contingencies when it is probable that a loss will be incurred, and the amount of the loss can be reasonably estimated. In many instances, we are unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from legal proceedings may exceed the amount of liabilities that we have recorded in our financial statements covering these matters. While such potential future charges could be material, based on information currently known to management, management does not believe, other than as may be discussed below, that any such charges are likely to have a material adverse effect on our financial position or results of operations. We estimate that our range of reasonably possible loss in excess of the aggregate amount we have accrued for probable losses is not material.
Additionally, from time to time, various regulatory and governmental agencies review our transactions and practices in connection with industry-wide and other inquiries or examinations into, among other matters, the business practices of current and former operating subsidiaries. Such investigations, inquiries or examinations could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.
Yearly Renewable Term Agreements
Certain of our reinsurers have sought rate increases on certain yearly renewable term agreements. We are disputing the requested rate increases under these agreements. Certain reinsurers with whom we have disputes have initiated arbitration proceedings against us, and others may initiate them in the future. To the extent reinsurers have sought retroactive premium increases, we have accrued our current estimate of probable loss with respect to these matters.
For additional information, see Note 7.

Corebridge | Third Quarter 2022 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Contingencies, Commitments and Guarantees
Moriarty Litigation
Effective January 1, 2013, the California legislature enacted AB 1747 (the Act), which amended the Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (AGL) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013 effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. On February 7, 2022, Plaintiff filed motions for summary judgment and class certification; AGL opposed both motions and filed its own motion for partial summary judgment. On July 26, 2022, the District Court granted in part and denied in part AGL’s motion for partial summary judgment, and on September 7, 2022, the District Court denied Plaintiff's motion for summary judgment. In the summary judgment decisions, the District Court declined to adopt Plaintiff's theory that a failure to comply with the Act necessitates payment of policy benefits or to make a pre-trial determination as to AGL’s liability. On September 27, 2022, the District Court denied Plaintiff’s motion for class certification without prejudice and thereafter set a trial date for February 7, 2023. The District Court declined to certify Plaintiff’s proposed class consisting of claims for monetary damages and equitable relief, but indicated that Plaintiff could seek the certification of a narrower class consisting only of claims for monetary damages. The District Court indicated, however, that it has “substantial concerns” as to whether individual issues such as actual damages and causation would predominate, precluding class certification. Proceedings are ongoing in other California cases that raise similar industry-wide issues including in the McHugh case on remand from the California Supreme Court, in which the California Court of Appeal rendered an unpublished opinion on October 10, 2022 that also declined to hold that failure to comply with the Act automatically necessitates payment of policy benefits. We have accrued our current estimate of probable loss with respect to this litigation.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $5.0 billion at September 30, 2022.
GUARANTEES
Asset Dispositions
We are subject to guarantees and indemnity arrangements in connection with the completed sales of businesses. The various arrangements may be triggered by, among other things, declines in asset values; the occurrence of specified business contingencies; the realization of contingent liabilities; developments in litigation; or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitations. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or are not applicable.
We are unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments related to completed sales under these arrangements, and no material liabilities related to these arrangements have been recorded in the Condensed Consolidated Balance Sheets.
Guarantees provided by AIG
Prior to the IPO, AIG provided certain guarantees to us as described below. Pursuant to the Separation Agreement we entered into with AIG dated September 14, 2022 (the “Separation Agreement”), we will indemnify, defend and hold harmless AIG against or from any liability arising from or related to these guarantees.
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which AHAC or NUFIC has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the three and nine months ended September 30, 2022 or 2021.

Corebridge | Third Quarter 2022 Form 10-Q 66

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Contingencies, Commitments and Guarantees
AGC is a party to a Capital Maintenance Agreement (“CMA”) with AIG. Among other things, the CMA provides that AIG will maintain the total adjusted capital of AGC at or above a specified minimum percentage of AGC’s projected Company Action Level Risk Based Capital. AIG did not make any capital contributions to AGC under the CMA during the nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, the specified minimum capital percentage in the CMA was 250%.
AIG provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of AIGLH. This includes:
•a guarantee (the “AIGLH External Debt Guarantee”) in connection with AIGLH junior subordinated debentures and certain AIG notes (the “AIGLH External Debt”).
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, AIGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes are guaranteed by AIG for the benefit of AGL. We paid no fees for these guarantees for the three and nine months ended September 30, 2022 or 2021, or for the three and nine months ended September 30, 2022 or 2021.
In addition to the Separation Agreement, we have entered into a guarantee reimbursement agreement with AIG which provides that we will reimburse AIG for the full amount of any payment made by or on behalf of AIG pursuant to the AIGLH External Debt Guarantee. We have also entered into a collateral agreement with AIG which provides that in the event of: (i) a ratings downgrade of Corebridge Parent or AIGLH long-term unsecured indebtedness below specified levels or (ii) the failure by AIGLH to pay principal and interest on the External Debt when due, we must collateralize an amount equal to the sum of: (i) 100% of the principal amount outstanding, (ii) accrued and unpaid interest and (iii) 100% of the net present value of scheduled interest payments through the maturity dates of the AIGLH External Debt.
•For additional discussion on commitments and guarantees associated with VIEs, see Note 8.
•For additional disclosures about derivatives, see Note 9.
•For additional disclosures about debt, see Note 11.
•For additional disclosures about related parties, see Note 16.

13. Equity and Redeemable Noncontrolling Interest
COREBRIDGE SHAREHOLDERS’ EQUITY
Retained Earnings
Dividends
On September 30, 2022, the Company declared a cash dividend on Corebridge Common Stock of $0.23 per share ($148 million), payable on October 20, 2022 to shareholders of record at close of business on October 10, 2022.
For the nine months ended September 30, 2022, Corebridge paid cash dividends of $580 million.
The following sections summarize certain transactions that occurred prior to and including the Reorganization that affected shareholders’ equity.
As discussed in Note 1, the separate legal entities that made up the company’s business were not historically held by a single legal entity, and Shareholders’ net investment was shown in lieu of Shareholders’ equity in these financial statements prior to December 31, 2021, representing our shareholders’ interest in the recorded assets of the Company and their cumulative investment through December 31, 2021, inclusive of operating results. As part of the internal reorganization, Cap Corp and certain of its subsidiaries were transferred as common control transactions.
Prior to completion of the Reorganization on December 31, 2021, the following significant transactions were recorded in Shareholder’s net investment.
Distributions
For the three and nine months ended September 30, 2021, Corebridge distributed dividends to AIG in the amount of $100 million and $735 million, respectively.
For the three and nine months ended September 30, 2021, Cap Corp returned capital to AIG in the amount of $50 million and $324 million, respectively.

Corebridge | Third Quarter 2022 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Equity and Redeemable Noncontrolling Interest
Dividends Declared
On November 8, 2022, the Company declared a cash dividend on Corebridge Common Stock of $0.23 per share, payable on December 30, 2022 to shareholders of record at close of business on December 16, 2022.
Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance as of June 30, 2022, net of tax	$(39)	$(10,854)	$169	$(81)	$6	$(10,799)
Change in unrealized depreciation of investments	(63)	(9,985)	—	—	—	(10,048)
Change in deferred policy acquisition costs adjustment and other	4	1,373	—	—	—	1,377
Change in future policy benefits	—	594	—	—	—	594
Change in cash flow hedges	—	—	(7)	—	—	(7)
Change in foreign currency translation adjustments	—	—	—	(83)	—	(83)
Change in deferred tax asset (liability)	12	1,639	1	5	—	1,657
Total other comprehensive income (loss)	(47)	(6,379)	(6)	(78)	—	(6,510)
Noncontrolling interests	—	—	—	(19)	—	(19)
Balance, September 30, 2022, net of tax	$(86)	$(17,233)	$163	$(140)	$6	$(17,290)
Balance as of June 30, 2021, net of tax	$(38)	$11,912	$—	$15	$6	$11,895
Change in unrealized depreciation of investments	6	(1,785)	—	—	—	(1,779)
Change in deferred policy acquisition costs adjustment and other	(6)	145	—	—	—	139
Change in future policy benefits	—	73	—	—	—	73
Change in foreign currency translation adjustments	—	—	—	(20)	—	(20)
Change in deferred tax asset (liability)	—	285	—	(1)	—	284
Total other comprehensive income	—	(1,282)	—	(21)	—	(1,303)
Noncontrolling interests	—	—	—	(4)	—	(4)
Balance, September 30, 2021, net of tax	$(38)	$10,630	$—	$(2)	$6	$10,596
Balance as of December 31, 2021, net of tax	$(40)	$10,209	$—	$(9)	$7	$10,167
Change in unrealized depreciation of investments	(65)	(42,259)	—	—	—	(42,324)
Change in deferred policy acquisition costs adjustment and other	7	6,694	—	—	—	6,701
Change in future policy benefits	—	2,707	—	—	—	2,707
Change in cash flow hedges	—	—	211	—	—	211
Change in foreign currency translation adjustments	—	—	—	(159)	—	(159)
Change in net actuarial loss	—	—	—	—	(1)	(1)
Change in deferred tax asset (liability)	12	5,416	(48)	9	—	5,389
Total other comprehensive income (loss)	(46)	(27,442)	163	(150)	(1)	(27,476)
Noncontrolling interests	—	—	—	(19)	—	(19)
Balance, September 30, 2022, net of tax	$(86)	$(17,233)	$163	$(140)	$6	$(17,290)

Corebridge | Third Quarter 2022 Form 10-Q 68

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Equity and Redeemable Noncontrolling Interest

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance as of December 31, 2020, net of tax	$(62)	$14,698	$—	$11	$6	$14,653
Change in unrealized depreciation of investments	40	(6,681)	—	—	—	(6,641)
Change in deferred policy acquisition costs adjustment and other	(10)	806	—	—	—	796
Change in future policy benefits	—	837	—	—	—	837
Change in foreign currency translation adjustments	—	—	—	(16)	—	(16)
Change in deferred tax asset (liability)	(6)	970	—	(1)	—	963
Total other comprehensive income	24	(4,068)	—	(17)	—	(4,061)
Noncontrolling interests	—	—	—	(4)	—	(4)
Balance, September 30, 2021, net of tax	$(38)	$10,630	$—	$(2)	$6	$10,596

Corebridge | Third Quarter 2022 Form 10-Q 69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Equity and Redeemable Noncontrolling Interest
The following table presents the other comprehensive income (loss) reclassification adjustments for the three and nine months ended September 30, 2022 and 2021, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended September 30, 2022
Unrealized change arising during period	$(59)	$(8,123)	$(7)	$(64)	$—	$(8,253)
Less: Reclassification adjustments included in net income	—	(105)	—	—	—	(105)
Total other comprehensive income (loss), before income tax expense (benefit)	(59)	(8,018)	(7)	(64)	—	(8,148)
Less: Income tax expense (benefit)	(12)	(1,639)	(1)	(5)	—	(1,657)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(47)	$(6,379)	$(6)	$(59)	$—	$(6,491)
Three Months Ended September 30, 2021
Unrealized change arising during period	$2	$(1,401)	$—	$(16)	$—	$(1,415)
Less: Reclassification adjustments included in net income	2	166	—	—	—	168
Total other comprehensive income (loss), before income tax expense (benefit)	—	(1,567)	—	(16)	—	(1,583)
Less: Income tax expense (benefit)	—	(285)	—	1	—	(284)
Total other comprehensive income (loss), net of income tax expense (benefit)	$—	$(1,282)	$—	$(17)	$—	$(1,299)
Nine Months Ended September 30, 2022
Unrealized change arising during period	$(66)	$(33,341)	$211	$(140)	$(1)	$(33,337)
Less: Reclassification adjustments included in net income	(8)	(483)	—	—	—	(491)
Total other comprehensive income (loss), before income tax expense (benefit)	(58)	(32,858)	211	(140)	(1)	(32,846)
Less: Income tax expense (benefit)	(12)	(5,416)	48	(9)	—	(5,389)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(46)	$(27,442)	$163	$(131)	$(1)	$(27,457)
Nine Months Ended September 30, 2021
Unrealized change arising during period	$30	$(4,461)	$—	$(11)	$—	$(4,442)
Less: Reclassification adjustments included in net income	—	578	—	—	—	578
Total other comprehensive income (loss), before income tax expense (benefit)	30	(5,039)	—	(11)	—	(5,020)
Less: Income tax expense (benefit)	6	(971)	—	2	—	(963)
Total other comprehensive income (loss), net of income tax expense (benefit)	$24	$(4,068)	$—	$(13)	$—	$(4,057)

Corebridge | Third Quarter 2022 Form 10-Q 70

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Equity and Redeemable Noncontrolling Interest
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from AOCI				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$2	$(8)	$—	Net realized gains (losses)
Total	—	2	(8)	—
Unrealized appreciation (depreciation) of all other investments
Investments	(105)	166	(483)	578	Net realized gains (losses)
Total	(105)	166	(483)	578
Total reclassifications for the period	$(105)	$168	$(491)	$578
NON-REDEEMABLE NONCONTROLLING INTEREST
The activity in non-redeemable noncontrolling interest primarily relates to activities with consolidated investment entities.
The changes in non-redeemable noncontrolling interest due to divestitures and acquisitions primarily relate to the formation and funding of new consolidated investment entities. The majority of the funding for these consolidated investment entities comes from affiliated companies of Corebridge. The change in non-redeemable noncontrolling interest associated with these transactions totaled $(104) million and $(8) million for the three months ended September 30, 2022 and 2021, respectively, and $(104) million and $50 million for the nine months ended September 30, 2022 and 2021, respectively.
The changes in non-redeemable noncontrolling interest due to contributions from noncontrolling interests primarily relate to the additional capital calls related to consolidated investment entities. Contributions were $22 million and $54 million for the three months ended September 30, 2022 and 2021, respectively, and $45 million and $181 million for the nine months ended September 30, 2022 and 2021, respectively.
The changes in non-redeemable noncontrolling interest due to distributions to noncontrolling interests primarily relate to dividends or other distributions related to consolidated investment entities. Distributions were $399 million and $298 million for the three months ended September 30, 2022 and 2021, respectively, and $1,117 million and $669 million for the nine months ended September 30, 2022 and 2021, respectively.
One of our consolidated investment entities distributed $413 million and $314 million for the three months ended June 30, 2022 and September 30, 2022, respectively, of other invested asset holdings to a non-consolidated Corebridge affiliate, which reduced our noncontrolling interest for the nine months ended September 30, 2022. The amounts distributed are reported on a quarter lag and may be subject to true up in the valuation.
Refer to Note 8 for additional information related to Variable Interest Entities.
REDEEMABLE NONCONTROLLING INTEREST
The Company has launched certain investment funds which non-consolidated Corebridge affiliates participate in. Certain of these funds are redeemable at the option of the holder and thus are accounted for as mezzanine equity.
The following table presents a rollforward of redeemable noncontrolling interest:

	Redeemable Noncontrolling Interest
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$58	$51	$83	$51
Distributions to noncontrolling interests	(40)	—	(65)	—
Contributions from noncontrolling interests	—	20	—	20
Net income attributable to redeemable noncontrolling interest	(1)	(2)	(1)	(2)
Ending balance	$17	$69	$17	$69

Corebridge | Third Quarter 2022 Form 10-Q 71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Earnings Per Common Share

14. Earnings Per Common Share
The basic earnings per common share (“EPS”) computation is based on the weighted average number of common shares outstanding, adjusted to reflect all stock splits. The diluted EPS computation is based on those shares used in the basic EPS computation plus common shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding and adjusted to reflect all stock splits, using the treasury stock method.
On September 6, 2022, Corebridge Parent effectuated a stock split and recapitalization of its 100,000 shares of common stock, of which 90,100 shares were Class A Common Stock and 9,900 shares were Class B Common Stock. Subsequent to September 6, 2022, there is a single class of Common Stock. Accordingly, the two-class method for allocating net income will no longer be applicable. Corebridge Parent split its 100,000 shares of Class A shares and Class B shares in a 6,450 to 1 stock split for a total of 645,000,000 shares of a single class of Common Stock.
The results of the stock split have been applied retroactively to the weighted average common shares outstanding for all periods prior to September 6, 2022. After closing the sale of a 9.9% equity stake in Corebridge to Blackstone on November 2, 2021, Blackstone owned 63,855,000 shares of Class B Common Stock. Prior to the sale of the Class B shares to Blackstone on November 2, 2021, Class B shares did not exist. The Class B Common Stock was pari passu to the Class A Common Stock except for distributions associated with the sale of the affordable housing portfolio.
Prior to September 6, 2022, we used the two-class method for allocating net income to each class of our common stock. Prior to November 1, 2021, the EPS calculation allocates all net income ratably to Class A and Class B shares. After November 2, 2021, income was allocated ratably to the Class A and B shares, except for distributions associated with the sale of the affordable housing portfolio in 2021 in which the Class B shareholder did not participate.
The following table presents the computation of basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except weighted shares and per common share data)	2022	2021	2022	2021
Numerator for EPS:
Net income (loss)	$2,477	N/A	$8,996	N/A
Less: Net income (loss) attributable to noncontrolling interests	126	N/A	281	N/A
Net income (loss) attributable to Corebridge common shareholders	$2,351	N/A	$8,715	N/A
Net income attributable to Class A shareholders	N/A	$1,279	N/A	$3,814
Net income attributable to Class B shareholders	N/A	$141	N/A	$419

Denominator for EPS(a):
Weighted average common shares outstanding - basic	645.7	N/A	645.2	N/A
Dilutive common shares(b)	0.7	N/A	0.2	N/A
Weighted average common shares outstanding - diluted	646.4	N/A	645.4	N/A
Common stock Class A - basic and diluted	N/A	581.1	N/A	581.1
Common stock Class B - basic and diluted	N/A	63.9	N/A	63.9

Income per common share attributable to Corebridge common shareholders(a)
Basic:
Common stock	$3.64	N/A	$13.51	N/A
Common stock Class A	N/A	$2.20	N/A	$6.56
Common stock Class B	N/A	$2.20	N/A	$6.56
Diluted:
Common stock	$3.63	N/A	$13.50	N/A
Common stock Class A	N/A	$2.20	N/A	$6.56
Common stock Class B	N/A	$2.20	N/A	$6.56
(a)     The results of the September 6, 2022 stock split have been applied retroactively for all periods prior to September 6, 2022.
(b)     Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 30 thousand and 10 thousand for the three and nine months ended September 30, 2022, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive. There were no anti-dilutive instruments for the three and nine months ended September 30, 2021, respectively.

Corebridge | Third Quarter 2022 Form 10-Q 72

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Income Taxes

15. Income Taxes
BASIS OF PRESENTATION
Prior to the IPO, Corebridge Parent and certain U.S. subsidiaries were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. Following the IPO, AIG owns a less than 80% interest in Corebridge, resulting in tax deconsolidation of Corebridge from the AIG Consolidated Tax Group and in a small minority of state jurisdictions which follow federal consolidation rules, the most significant being Florida. In addition, under the tax law, AGC and its directly owned life insurance subsidiaries (the “AGC Group”) will not be permitted to join in the filing of a U.S. consolidated federal income tax return with our other subsidiaries (collectively, the “Non-Life Group”) for the five-year waiting period. Instead, the AGC Group is expected to file separately as members of the AGC consolidated U.S. federal income tax return during the five-year waiting period. Following the five-year waiting period, the AGC Group is expected to join the U.S. consolidated federal income tax return with the Non-Life Group.
Under our pre-existing federal tax sharing agreements with AIG, we settle our current tax liability as if the Corebridge entities are each a separate stand-alone taxpayer. Further, AIG credits us to the extent our net operating losses, tax credits, and other tax benefits are used in AIG’s consolidated tax return and charges us to the extent of our tax liability (calculated on a separate return basis). Accordingly, our net operating loss and tax credit carryforwards disclosed currently represent the estimated separate company tax attribute carryforwards that have not been utilized on a consolidated AIG basis. Under the U.S. tax rules, these tax attribute carryforwards remain with the relevant Corebridge entities and will be available for utilization by the respective Corebridge U.S. federal tax filing groups following tax deconsolidation from AIG. Our tax attribute carryforwards will continue to be adjusted based on the 2021 and short-period 2022 Corebridge tax returns included as part of the AIG consolidated federal income tax returns for these tax years. The balance sheet classification of U.S. federal current and deferred tax assets/liabilities is based on the respective separate U.S. Federal tax filing groups.
Our provision for state income taxes includes jurisdictions in which we continue to file combined tax returns with AIG and certain other states in which we file separate tax returns. State and local net operating loss carryforwards represent separate company tax attribute carryforwards not utilized on a combined basis, as applicable.
We calculate our provision for income taxes using the asset and liability method. This method considers the future tax consequences of temporary differences between the financial reporting and the tax basis of assets and liabilities measured using currently enacted tax rates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
U.S. TAX LAW CHANGES
On August 16th, 2022, President Biden signed the Inflation Reduction Act (“IRA”) of 2022 (H.R. 5376), which finances climate and energy provisions and an extension of enhanced subsidies under the Affordable Care Act with a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with profits over $1 billion, a 1% stock buyback tax, increased IRS enforcement funding, and Medicare's new ability to negotiate prescription drug prices.
RECLASSIFICATION OF CERTAIN TAX EFFECTS FROM AOCI
We use an item-by-item approach to release the stranded or disproportionate income tax effects in AOCI related to our available-for-sale securities. Under this approach, a portion of the disproportionate tax effects is assigned to each individual security lot at the date the amount becomes lodged. When the individual securities are sold, mature or are otherwise impaired on an other-than-temporary basis, the assigned portion of the disproportionate tax effect is reclassified from AOCI to income (loss) from operations.
INTERIM TAX CALCULATION METHOD
We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual or infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in uncertain tax positions and realizability of deferred tax assets, and are recorded in the period in which the change occurs.
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended September 30, 2022, the effective tax rate on income from operations was 20.1%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with the tax deconsolidation from AIG, dividends received deduction, reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities and tax adjustments related to prior year returns. These tax benefits were partially offset by the valuation allowance established as a result of the tax deconsolidation, and tax charges associated with state and local income taxes.

Corebridge | Third Quarter 2022 Form 10-Q 73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Income Taxes
For the nine months ended September 30, 2022, the effective tax rate on income from operations was 20.0%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with the tax deconsolidation from AIG, reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities, dividends received deduction, tax adjustments related to prior year returns and excess tax benefits related to share-based compensation payments recorded through the income statement. These tax benefits were partially offset by the valuation allowance established as a result of the tax deconsolidation, and tax charges associated with state and local income taxes, including the establishment of a valuation allowance associated with certain state jurisdictions.
For the three months ended September 30, 2021, the effective tax rate on income from operations was 19.5%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with dividends received deduction; reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities; and the release of reserves for uncertain tax positions, penalties and interest related to the recent completion of audit activity by the IRS. These tax benefits were partially offset by tax charges associated with state and local income taxes.
For the nine months ended September 30, 2021, the effective tax rate on income from operations was 17.4%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities; the release of reserves for uncertain tax positions, penalties and interest related to the recent completion of audit activity by the IRS; and dividends received deduction. These tax benefits were partially offset by tax charges associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, state and local income taxes, and excess tax charges related to share-based compensation payments recorded through the income statement.
For the nine months ended September 30, 2022, we consider our foreign earnings with respect to certain operations in Europe to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations.
ASSESSMENT OF DEFERRED TAX ASSET VALUATION ALLOWANCE
The evaluation of the recoverability of our deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.
Recent events, including the IPO, changes in target interest rates by the Board of Governors of the Federal Reserve System and significant market volatility, impacted actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macroeconomic and Corebridge-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies.
The completion of the IPO resulted in the tax deconsolidation from the AIG Consolidated Tax Group. As discussed above, under the tax law, the AGC Group will not be permitted to join in the filing of a U.S. consolidated federal income tax return with the Non-Life Group for the five-year waiting period. Instead, the AGC Group is expected to file separately as members of the AGC consolidated U.S. federal income tax return during this period. Following the five-year waiting period, the AGC Group is expected to join U.S. consolidated federal income tax return with the Non-Life Group. Each separate U.S. federal tax filing group or separate U.S. tax filer is required to consider this five-year waiting period when assessing realization of their respective deferred tax assets including net operating loss and tax credit carryforwards. Taking into account the IPO and subsequent tax deconsolidation and their impact on projections of income and our analysis of their potential impact on utilization of our deferred tax assets for our U.S. federal tax filing groups, we recorded an additional $127 million valuation allowance related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized.
As of September 30, 2022, the balance sheet reflects a valuation allowance of $145 million related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized.
Estimates of future taxable income, including income generated from prudent and feasible actions and tax planning strategies, impact of settlements with taxing authorities, and any changes to interpretations and assumptions related to the impact of the Inflation Reduction Act or the Tax Act could change in the near term, perhaps materially, which may require us to consider any potential impact to our assessment of the recoverability of the deferred tax asset. Such potential impact could be material to our consolidated financial condition or results of operations for an individual reporting period.
For the nine months ended September 30, 2022, recent changes in market conditions, including rising interest rates, impacted the unrealized tax capital gains and losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized capital losses for which

Corebridge | Third Quarter 2022 Form 10-Q 74

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Income Taxes
the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of September 30, 2022, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized capital losses that are not more likely than not to be realized. For the nine months ended September 30, 2022, we established $1.6 billion of valuation allowance associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio. For the three months ended September 30, 2022, we recorded an increase in valuation allowance of $68 million associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio. All of the valuation allowance established was allocated to other comprehensive income.
For the three- and nine-month periods ended September 30, 2022, we recognized net increases of $0 million and $24 million, respectively, in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions, primarily attributable to changes in projections.
TAX EXAMINATIONS AND LITIGATION
Corebridge Parent and certain U.S. subsidiaries are included in a consolidated U.S. federal income tax return with AIG through the date of IPO (short-period tax year 2022), and income tax expense is recorded, based on applicable U.S. and foreign laws.
The AIG U.S. Consolidated Tax Group is currently under IRS examination for the tax years 2011 through 2019 and is continuing to engage in the appeals process for years 2007 through 2010.
We are periodically advised of certain IRS and other adjustments identified in AIG's consolidated tax return which are attributable to our operations. Under our tax sharing arrangement, we provide a charge or credit for the effect of the adjustments and the related interest in the period we are advised of such adjustments and interest.

16. Related Parties
RELATED PARTY TRANSACTIONS
We may enter into a significant number of transactions with related parties in the normal course of business. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions, or if a party, directly or indirectly through one or more of its intermediaries, controls, is controlled by or is under common control with an entity. Our material transactions with related parties are described below.
The table below summarizes our material revenues and expenses in connection with the transactions described below for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues:
Other income	$24	$21	$83	$63
Net investment income - excluding Fortitude Re funds withheld assets	3	(8)	(4)	(15)
Total revenues	$27	$13	$79	$48
Expenses:
General operating and other expenses	$51	$86	$79	$256
Interest expense	17	7	76	57
Loss on extinguishment of debt	—	—	—	145
Total expenses	$68	$93	$155	$458
Related Party Transactions with AIG
We have historically entered into various transactions with AIG, some of which are continuing. These transactions are described below. In addition, on September 14, 2022, we entered into a separation agreement with AIG (the “Separation Agreement”). The Separation Agreement governs the relationship between AIG and us following the IPO, including matters related to the allocation of assets and liabilities between the parties, indemnification obligations, our corporate governance, information rights for each party and consent rights of AIG with respect to certain business activities that we may undertake.

Corebridge | Third Quarter 2022 Form 10-Q 75

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Related Parties
Reorganization Transactions
Transfer of Investment Management Operations
In connection with the IPO, we and AIG entered into agreements to effectuate the transfer of substantially all of the entities that conducted AIG Group’s investment management operations from AIG to us. Specifically, AIG formed a new investment management holding company, SAFG Capital LLC, to which it transferred subsidiaries which conducted its investment management operations, subject to certain limited exceptions. Following the transfer of subsidiaries, SAFG Capital LLC was contributed to us, effective December 31, 2021.
Transfer of Fortitude Re Interest
On October 1, 2021, AIG contributed to us its entire 3.5% ownership interest in Fortitude Re Bermuda. Currently, we hold a less than 3% interest in Fortitude Re Bermuda.
Transfer of AIG Technologies, Inc. and Eastgreen, Inc.
We purchased AIGT and Eastgreen from AIG on February 28, 2022 for total consideration of $107 million. AIGT provides data processing, technology and infrastructure services to AIG entities in the United States, including management of AIG hardware and networks. AIGT utilizes two data centers to provide its services. The real estate related to the two data centers is owned by Eastgreen. To the extent needed, AIGT will continue to provide services to AIG for a transition period.
European Insurance Entities
In 2021, AIG transferred AIG Life (United Kingdom) and Laya to us.
Advisory Transactions
Certain of our investment management subsidiaries, including AMG, AMG Europe and AIG Credit Management, LLC, provide advisory, management, allocation, structuring, planning, oversight, administration and similar services (collectively, “Investment Services”) with respect to the investment portfolios of AIG. Investment Services are provided primarily pursuant to investment management, investment advisory and similar agreements (“IMAs”), under which our subsidiaries are appointed as investment manager and are authorized to manage client investment portfolios on a fully discretionary basis, subject to agreed investment guidelines. Certain of our subsidiaries are also authorized under the IMAs to retain, oversee and direct third-party investment advisers and managers for and on behalf of these AIG clients. In some cases, Investment Services are provided through the clients’ participation in private investment funds, RMBS, CLO and other pooled investment vehicles and investment products (collectively, “Funds”) sponsored or managed by us.
Separately, certain of our subsidiaries provide portfolio administration and investment planning, performance evaluation and oversight services to AIG PC International, LLC (“AIGPCI”), on a non-discretionary basis, with respect to the investment portfolios of various of AIGPCI’s non-U.S. subsidiaries. In some cases, these services are directly provided to AIGPCI’s non-US subsidiaries. We offer our Funds to AIGPCI’s non-U.S. subsidiaries. Our subsidiaries earn investment management and advisory fees under the IMAs and other service agreements, as well as management fees and carried interest distributions or similar performance-based compensation under the Funds’ operating agreements, the majority of which are based on, or calibrated to approximate, the costs of providing the services. With respect to a minority of the AIG client portfolios, which relate to assets backing risks that have been transferred to third parties, our subsidiaries earn market-based fees. Management and advisory fee income for these Investment Services and related services reflected in Other income on the Condensed Consolidated Statements of Income (Loss) was $24 million and $21 million for the three months ended September 30, 2022 and 2021, respectively, and $83 million and $63 million for the nine months ended September 30, 2022 and 2021, respectively.
Capital Markets Agreements
We receive a suite of capital markets services from AIG, including securities lending, collateral management, repurchase transactions, derivatives execution and support, and operational support services, for which we pay a fee. AIGM provides these services through various services agreements. In addition, in the ordinary course of business, we enter into OTC derivative transactions with AIGM under standard ISDA agreements. The total expenses incurred for services provided by AIGM reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Condensed Consolidated Statements of Income (Loss) were $4 million and $9 million for the three months ended September 30, 2022 and 2021, respectively, and $14 million and $17 million for the nine months ended September 30, 2022 and 2021, respectively. The derivative assets, net of gross assets and gross liabilities after collateral were $80 million and $256 million as of September 30, 2022 and December 31, 2021, respectively. The derivative liabilities, net of gross assets and gross liabilities after collateral were $— million and $2 million as of September 30, 2022 and December 31, 2021, respectively. The collateral posted to AIGM was $571 million and $803 million as of September 30, 2022 and December 31, 2021, respectively. The collateral held by us was $846 million and $770 million as of September 30, 2022 and December 31, 2021, respectively.

Corebridge | Third Quarter 2022 Form 10-Q 76

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Related Parties
In addition, we entered into certain unsecured derivative transactions with AIG. The derivative assets, net of gross assets and gross liabilities after collateral were $235 million and $406 million as of September 30, 2022 and December 31, 2021, respectively. There were no derivative net liabilities as of September 30, 2022 and December 31, 2021, respectively. In relation to these derivatives, there was no collateral posted to AIG or collateral held by us as of September 30, 2022 and December 31, 2021, respectively.
For further details regarding derivatives, see Note 9.
General Services Agreements
Pursuant to the provisions of a Service and Expense Agreement (the “AIG Service and Expense Agreement”) effective February 1, 1974, as amended, we and AIG have provided various services to each other at cost, including, but not limited to, advertising, accounting, actuarial, tax, legal, data processing, claims adjustment, employee cafeteria, office space, payroll, information technology services, capital markets services, services that support financial transactions and budgeting, risk management and compliance services, human resources services, insurance, operations and other support services.
On September 14, 2022, we entered into a Transitional Services Agreement (the “TSA”) with AIG regarding the continued provision of services between the Company and AIG on a transitional basis. The TSA has generally replaced the AIG Service and Expense Agreement for services provided between the parties.
Amounts due to AIG under these agreements were $333 million and $262 million as of September 30, 2022 and December 31, 2021, respectively. Amounts due from AIG were $51 million and $43 million as of September 30, 2022 and December 31, 2021, respectively. The total service expenses incurred specific to these agreements reflected in General operating and other expenses on the Condensed Consolidated Statements of Income (Loss) were $51 million and $45 million for the three months ended September 30, 2022 and 2021, respectively, and $62 million and $171 million for the nine months ended September 30, 2022 and 2021, respectively.
Reinsurance Transactions
From time to time, AIG Life (United Kingdom) has entered into various coinsurance agreements with AIRCO as follows:
•In 2018, AIG Life (United Kingdom) ceded risks to AIRCO relating to the payment of obligations of life-contingent annuity claims in the annuitization phase of the contracts on or after June 30, 2018.
• In 2019 and 2020, AIG Life (United Kingdom) ceded risks to AIRCO relating to certain whole life policies issued prior to and subsequent to July 1, 2019, respectively.
Reinsurance assets related to these agreements were $150 million and $167 million as of September 30, 2022 and December 31, 2021, respectively. Amounts payable to AIRCO were $21 million and $7 million as of September 30, 2022 and December 31, 2021, respectively. Ceded premiums related to these agreements were $11 million and $13 million for the three months ended September 30, 2022 and 2021, respectively, and $29 million and $33 million for the nine months ended September 30, 2022 and 2021, respectively.
For further details of reinsurance transactions, see Note 7.
Guarantees
Prior to the IPO, AIG provided certain guarantees to us as described below. Pursuant to the Separation Agreement, we will indemnify, defend and hold harmless AIG against or from any liability arising from or related to these guarantees.
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which AHAC or NUFIC has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the three and nine months ended September 30, and 2021.
AGC is a party to a CMA with AIG. Among other things, the CMA provides that AIG will maintain the total adjusted capital of AGC at or above a specified minimum percentage of AGC’s projected Company Action Level Risk Based Capital. AIG did not make any capital contributions to AGC under the CMA during the nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, the specified minimum capital percentage in the CMA was 250%.
AIG provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of AIGLH. This includes:
•the AIGLH External Debt Guarantee and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, AIGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes are guaranteed by AIG for the benefit of AGL. We

Corebridge | Third Quarter 2022 Form 10-Q 77

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Related Parties
paid no fees for these guarantees for the three and nine months ended September 30, and 2021, or for the three and nine months ended September 30, and 2021.
In addition to the Separation Agreement, we have entered into a guarantee reimbursement agreement with AIG which provides that we will reimburse AIG for the full amount of any payment made by or on behalf of AIG pursuant to the AIGLH External Debt Guarantee. We have also entered into a collateral agreement with AIG which provides that in the event of: (i) a ratings downgrade of Corebridge Parent or AIGLH long-term unsecured indebtedness below specified levels or (ii) the failure by AIGLH to pay principal and interest on the External Debt when due, we must collateralize an amount equal to the sum of: (i) 100% of the principal amount outstanding, (ii) accrued and unpaid interest and (iii) 100% of the net present value of scheduled interest payments through the maturity dates of the AIGLH External Debt.
We were the guarantor on two letters of credit which were further guaranteed by AIG in support of two affordable housing properties. On June 1, 2021, the loan associated with one of the properties was fully repaid and the letter of credit was subsequently released. On March 22, 2022, the remaining letter of credit was cancelled and replaced by April Housing, a subsidiary of Blackstone.
In addition to the guarantees above, we may provide to or receive from AIG, or to or from third-parties on behalf of AIG, customary guarantees in relation to certain lending and real estate transactions. These guarantees of certain amounts in connection with borrowings or environmental indemnifications and non-recourse carve-outs are limited to situations in which the borrower commits certain “bad acts” as defined in each applicable transaction document, including fraud or intentional misrepresentation, intentional waste or willful misconduct. As of September 30, 2022, none of these guarantees became payable.
For further details regarding guarantees provided by AIG, see Note 12
Credit Facilities and Funding Arrangements
We were party to certain revolving credit facilities with AIG which terminated on September 19, 2022.
Also, prior to September 19, 2022, we participated in funding arrangements whereby each participating subsidiary placed funds on deposit with AIG in exchange for a stated rate of interest. These funding arrangements terminated on September 19, 2022 and all balances will be settled prior to year-end. Our receivables under these arrangements of $0.4 billion and $1.0 billion as of September 30, 2022 and December 31, 2021, respectively, were recorded in Short-term investments on the Condensed Consolidated Balance Sheets. Interest earned on these deposits, reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Condensed Consolidated Statements of Income (Loss), was $7 million and $1 million for the three months ended September 30, 2022 and 2021, respectively, and $10 million and $2 million for the nine months ended September 30, 2022 and 2021, respectively.
Promissory Notes
In 2019, AIG Global Real Estate Investment Corp. issued a note to Lexington Insurance Company of $250 million. This note was repaid on February 12, 2021.
In November 2021, we issued a promissory note to AIG in the amount of $8.3 billion. Interest expense incurred specific to this note reflected in Interest expense on the Condensed Consolidated Statements of Income (Loss) was $7 million and $46 million for the three and nine months ended September 30, 2022, respectively. We repaid the principal and accrued interest of this note during the nine months ended September 30, 2022.
For further details on debt, see Note 11.
Purchase of Securitized Notes from AIG
On September 9, 2022, certain of our insurance companies purchased from AIG senior debt issued by, as well as 100% of the ownership interests in, special purpose entities that held collateralized debt obligations for a total value of approximately $800 million. As a result of these transactions, we own all the interests related to these investments and consolidate them in our financial statements. Subsequent to September 30, 2022, we have disposed of some of the underlying collateralized debt obligations and we expect to sell the remaining underlying collateralized debt obligations not already sold.

Corebridge | Third Quarter 2022 Form 10-Q 78

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Related Parties
Tax Sharing Agreements
Prior to the IPO, Corebridge and SAFG Capital LLC were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. The table below summarizes payments to or refunds from AIG in connection with the tax sharing agreements for the three and nine months ended September 30, 2022 and 2021.
For further details on tax impact of the IPO, see Note 15.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Payment or (refund):
Corebridge	$188	$589	$1,018	$1,327
SAFG Capital LLC	2	1	14	4
Total	$190	$590	$1,032	$1,331
On September 14, 2022, we entered into a tax matters agreement with AIG that governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including the allocation of current and historic tax liabilities (whether income or non-income consolidated or stand-alone) between us and AIG (the “Tax Matters Agreement”). The Tax Matters Agreement governs, among other things, procedural matters, such as filing of tax returns, tax elections, control and settlement of tax controversies and entitlement to tax refunds and tax attributes.
Employee Compensation and Benefits
Our employees participate in certain of AIG’s employee benefit programs. We had a payable of $58 million and $66 million as of September 30, 2022 and December 31, 2021, respectively, with respect to these programs. On September 14, 2022, we entered into an employee matters agreement with AIG (the “EMA”). The EMA allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters between us and AIG. The EMA generally provides that, unless otherwise specified, each party is responsible for liabilities associated with their current and former employees for purposes of compensation and benefit matters following the IPO.
Shared-based Compensation Plans
On September 6, 2022, Corebridge Parent adopted the Corebridge Financial, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) and the Corebridge Financial, Inc. Long-term Incentive Plan (the “LTIP,” together with the 2022 Plan, the “Plans”). Equity awards may be granted under the Plans to current employees or directors of the Company or, solely with respect to their ﬁnal year of service, former employees.
Equity awards under the Plans are linked to Corebridge Parent’s common stock (“CRBG Stock”). A total of 40,000,000 shares of CRBG Stock are authorized for delivery pursuant to awards granted or assumed under the Plans. Delivered shares may be newly-issued shares or shares held in treasury.
Prior to the IPO, certain of our employees held restricted stock units granted by AIG Parent that were linked to AIG Parent’s common stock and subject solely to time-based vesting conditions (the “AIG RSUs”). On September 14, 2022, the AIG RSUs were converted to restricted stock units denominated in CRBG Stock (the “CRBG RSUs”) under the Plans. The CRBG RSUs have terms and conditions that are substantially the same as the corresponding AIG RSUs, with the number of shares of CRBG Stock subject to the RSUs adjusted in a manner intended to preserve their intrinsic value as of immediately before and immediately following the conversion (subject to rounding).
Related Party Transactions with Blackstone
We entered into a long-term asset management relationship with Blackstone to manage an initial $50.0 billion of our existing investment portfolio beginning in the fourth quarter of 2021 and the investment expense incurred was $40 million for the three months ended September 30, 2022 and $113 million for the nine months ended September 30, 2022.
For further details of our strategic partnership with Blackstone, see Note 1.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by an affiliate, and in other instances, affiliates may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by affiliates was $305 million and $760 million as of September 30, 2022 and December 31, 2021, respectively. The interest expense incurred on the debt reflected in Interest expense on the Condensed Consolidated Statements of Income (Loss) was $9 million and $6

Corebridge | Third Quarter 2022 Form 10-Q 79

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Related Parties
million for the three months ended September 30, 2022 and 2021, respectively, and $29 million and $56 million for the nine months ended September 30, 2022 and 2021, respectively.
Additionally, during the nine months ended September 30, 2021, we terminated six VIEs and recorded a loss on extinguishment of debt of $145 million. There was no VIE terminated during the nine months ended September 30, 2022. The noncontrolling interest included in the Condensed Consolidated Balance Sheets related to the VIEs held by affiliates was $558 million and $1.5 billion as of September 30, 2022 and December 31, 2021, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by affiliates was ($5 million) and $85 million for the three months ended September 30, 2022 and 2021, respectively, and $61 million and $141 million for the nine months ended September 30, 2022 and 2021, respectively.
In addition to transactions with VIEs, Corebridge has entered into other structured financing arrangements supporting real estate properties and other types of assets with other AIG affiliates. These financing arrangements are reported in Other invested assets in the Condensed Consolidated Balance Sheets. Certain of these and the VIE structures above also include commitments for funding from other AIG affiliates.
For additional information related to VIEs and other investments, see Notes 5 and 8.

Corebridge | Third Quarter 2022 Form 10-Q 80

ITEM 2 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.
Corebridge has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q to assist readers seeking additional information related to a particular subject.
In this Quarterly Report on Form 10-Q, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “Corebridge,” “we,” “us” and “our” to refer to Corebridge Financial, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “Corebridge Parent” to refer solely to Corebridge Financial, Inc., and not to any of its consolidated subsidiaries.
This MD&A addresses the consolidated financial condition of Corebridge as of September 30, 2022, compared with December 31, 2021, and its consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition,”, the “Risk Factors,” and the audited consolidated financial statements in the Prospectus, and the statements under “Forward-Looking Statements,” and the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Corebridge | Third Quarter 2022 Form 10-Q 81

Corebridge | Third Quarter 2022 Form 10-Q 82

ITEM 2 | Executive Summary

Executive Summary
OVERVIEW
We are one of the largest providers of retirement solutions and insurance products in the United States, committed to helping individuals plan, save for and achieve secure financial futures. We offer a broad set of products and services through our market leading Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses, each of which features capabilities and industry experience we believe are difficult to replicate. These four businesses collectively seek to enhance stockholder returns while maintaining our attractive risk profile, which has historically resulted in consistent and strong cash flow generation.
REVENUES
Our revenues come from five principal sources:
•Premiums are principally derived from our traditional life insurance and certain annuity products including PRT transactions and structured settlements with life contingencies. Our premium income is driven by growth in new policies and contracts written and persistency of our in-force policies, both of which are influenced by a combination of factors including our efforts to attract and retain customers and market conditions that influence demand for our products;
•Policy fees are principally derived from our individual retirement, group retirement, universal life insurance, corporate- and bank-owned life insurance (“COLI-BOLI”) and stable value wrap (“SVW”) products. Our policy fees typically vary directly with the underlying account value or benefit base of our annuities. Account value and benefit base are influenced by changes in economic conditions, including changes in levels of equity prices, and changes in levels of interest rates and credit spreads, as well as net flows;
•Net investment income from our investment portfolio varies as a result of the yield, allocation and size of our investment portfolio, which are, in turn, a function of capital market conditions and net flows into our total investments, as well as the expenses associated with managing our investment portfolio;
•Net realized gains (losses), include changes in the Fortitude Re funds withheld embedded derivative, risk management related derivative activities, changes in the fair value of embedded derivatives in certain of our insurance products and trading activity within our investment portfolio, including trading activity related to the Fortitude Re modco arrangement. Net realized gains (losses) vary due to the timing of sales of investments as well as changes in the fair value of embedded derivatives in certain of our insurance products and derivatives utilized to hedge certain insurance liabilities; and
•Advisory fee income and other income includes fees from registered investment advisory services, 12b-1 fees (marketing and distribution fees paid by mutual funds), other asset management fee income, and commission-based broker dealer services.
BENEFITS AND EXPENSES
Our benefits and expenses come from five principal sources:
•Policyholder benefits are driven primarily by customer withdrawals and surrenders which change in response to changes in capital market conditions and changes in policy reserves as well as updates to assumptions related to future policyholder behavior, mortality and longevity;
•Interest credited to policyholder account balances varies in relation to the amount of the underlying account value or benefit base and also includes changes in the fair value of certain embedded derivatives related to our insurance products;
•Amortization of DAC and value of business acquired DAC and value of business acquired (“VOBA”) for traditional life insurance products are amortized, with interest, over the premium paying period. DAC and VOBA related to investment-oriented contracts, such as universal life insurance, and fixed, fixed index and variable annuities, are amortized, with interest, in relation to the estimated gross profits to be realized over the estimated lives of the contracts;
•General operating and other expenses include expenses associated with conducting our business, including salaries, other employee-related compensation and other operating expenses such as professional services or travel; and
•Interest expense represents the charges associated with our external debt obligations, including debt of consolidated investment entities. This expense varies based on the amount of debt on our balance sheet, as well as the rates of interest associated with those obligations. Interest expense related to consolidated investment entities principally relates to variable interest entities (“VIEs”) for which we are the primary beneficiary; however, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us except in limited circumstances when we have provided a guarantee to the VIE’s interest holders.

Corebridge | Third Quarter 2022 Form 10-Q 83

ITEM 2 | Executive Summary
SIGNIFICANT FACTORS IMPACTING OUR RESULTS
The following significant factors have impacted, and may in the future impact, our business, results of operations, financial condition and liquidity.
Impact of Fortitude Re
In 2018, AIG established Fortitude Re, a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“Fortitude Holdings”), in a series of reinsurance transactions related to certain of AIG’s legacy operations. In February 2018, AGL, VALIC and USL entered into modco agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda. Additionally, AIG Bermuda novated its assumption of certain long-duration contracts from an affiliated entity to Fortitude Re.
In the modco arrangement, the investments supporting the reinsurance agreements, which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AGL, VALIC and USL) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, since we maintain ownership of these investments, we reflect our existing accounting for these assets, which consist mostly of available-for-sale securities (e.g., the changes in fair value of available-for-sale securities will be recognized within OCI) on our balance sheet. We have established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of this derivative are recognized in Net realized gains (losses) on Fortitude Re funds withheld embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets, primarily available-for-sale securities, associated with these reinsurance agreements. As the majority of the invested assets supporting the modco are fixed income securities that are available-for-sale, there is a mismatch between the accounting for the embedded derivative as its changes in fair value are recorded through net income while changes in the fair value of the fixed maturity securities available for sale are recorded through OCI.
On July 1, 2020, AGL and USL amended the modco agreements. Under the terms of the amendment, certain business ceded to Fortitude Re was recaptured by the Company, and certain additional business was ceded by the Company to Fortitude Re. We recorded an additional non-recurring $91 million loss related entirely to the amendments to the modco agreements.
We do not expect to incur any future loss recognition events related to business ceded to Fortitude Re, absent any decisions by the Company to recapture the business. Our accounting policy is to include reinsurance balances when performing loss recognition testing, and as there will be no future profits recognized on this business there will be no future loss recognition.
On June 2, 2020, AIG completed the Majority Interest Fortitude Sale. Following closing of the Majority Interest Fortitude Sale, AIG contributed $135 million of its proceeds from the Majority Interest Fortitude Sale to USL. On October 1, 2021, AIG contributed its remaining 3.5% interest in Fortitude Re Bermuda to us and we obtained AIG’s seat on the board of Fortitude Re Bermuda. At March 31, 2022, our ownership interest in Fortitude Re Bermuda was reduced from 3.5% to 2.46% due to a round of equity financing, by third-party investors, in which we did not participate, that closed on March 31, 2022. As of September 30, 2022, $32.6 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries, including $27.7 billion of reserves related to Corebridge, had been ceded to Fortitude Re. As of closing of the Majority Interest Fortitude Sale on June 2, 2020, these reinsurance transactions were no longer considered affiliated transactions.
In addition to the loss incurred from the amendments of the Fortitude Re reinsurance agreements, our net income experiences ongoing volatility as a result of the reinsurance agreements, which, as described above, give rise to a funds withheld payable that contains an embedded derivative. However, this net income volatility is almost entirely offset with a corresponding change in OCI, which reflects the fair value change from the investment portfolio supporting the funds withheld payable, which is primarily available- for-sale securities, resulting in minimal impact to our comprehensive income (loss) and equity attributable to Corebridge. Beginning in the fourth quarter of 2021, the Company has begun to elect the fair value option on the acquisition of certain new fixed maturity securities, which will help reduce this mismatch over time.

Corebridge | Third Quarter 2022 Form 10-Q 84

ITEM 2 | Executive Summary
Fortitude Re funds withheld impact:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net investment income - Fortitude Re funds withheld assets	$157	$445	$617	$1,336
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses)on Fortitude Re funds withheld assets	(89)	169	(272)	482
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	1,463	(195)	6,694	(29)
Net realized gains (losses) on Fortitude Re funds withheld assets	1,374	(26)	6,422	453
Income (loss) before income tax benefit (expense)	1,531	419	7,039	1,789
Income tax benefit (expense)*	(322)	(88)	(1,478)	(376)
Net income (loss)	1,209	331	5,561	1,413
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available for sale*	(1,090)	(314)	(5,242)	(1,373)
Comprehensive income (loss)	$119	$17	$319	$40
*    The income tax expense (benefit) and the tax impact on OCI were computed using Corebridge’s U.S. statutory tax rate of 21%.
Various assets supporting the Fortitude Re funds withheld arrangements are reported at amortized cost, and as such, changes in the fair value of these assets are not reflected in the financial statements. However, changes in the fair value of these assets are included in the embedded derivative in the Fortitude Re funds withheld arrangement and the appreciation (depreciation) of the assets is the primary driver of the comprehensive income (loss) reflected above.
For further details on this transaction, see Note 7 to our audited annual consolidated financial statements.
Impact of Variable Annuity GMWB Riders and Hedging
Our Individual Retirement and Group Retirement businesses offer variable annuity products with GMWB riders that provide guaranteed living benefit features. The liabilities for GMWBs are accounted for as embedded derivatives and measured at fair value. The fair value of the embedded derivatives may fluctuate significantly based on market interest rates, equity prices, credit spreads, market volatility, policyholder behavior and other factors.
In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWB, including exposures to changes in interest rates, equity prices, credit spreads and volatility. The hedging program utilizes derivative instruments, including, but not limited to, equity options, futures contracts and interest rate swap and option contracts, as well as fixed maturity securities.
Differences in Valuation of Embedded Derivatives and Economic Hedge Target
Our variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic risks in our GMWB riders. The economic hedge target differs from the GAAP valuation of the GMWB embedded derivatives, creating volatility in our net income (loss) primarily due to the following:
•the economic hedge target includes 100% of rider fees in present value calculations; the GAAP valuation reflects only those fees attributed to the embedded derivative such that the initial value at contract issue equals zero;
•the economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality and volatility; and
•the economic hedge target excludes the non-performance, or “own credit” risk adjustment used in the GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the “NPA spread”) to the curve used to discount projected benefit cash flows. Because the discount rate includes the NPA spread and other explicit risk margins, the GAAP valuation has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.
For more information on our valuation methodology for embedded derivatives within policyholder contract deposits, see Note 4 to our audited annual consolidated financial statements.
The market value of the hedge portfolio compared to the economic hedge target at any point in time may be different and is not expected to be fully offsetting. In addition to the derivatives held in conjunction with the variable annuity hedging program, we generally have cash and invested assets available to cover future claims payable under these guarantees. The primary sources of difference between the change in the fair value of the hedging portfolio and the economic hedge target include:
•basis risk due to the variance between expected and actual fund returns, which may be either positive or negative;

Corebridge | Third Quarter 2022 Form 10-Q 85

ITEM 2 | Executive Summary
•realized volatility versus implied volatility;
•actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and
•risk exposures that we have elected not to explicitly or fully hedge.
The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Change in fair value of embedded derivatives, excluding the update of actuarial assumptions and NPA(a)(b)	$722	$317	$2,056	$2,224
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities(c)	6	12	29	43
Interest rate derivative contracts	(479)	(140)	(2,071)	(784)
Equity derivative contracts	194	12	1,109	(768)
Change in fair value of variable annuity hedging portfolio	(279)	(116)	(933)	(1,509)
Change in fair value of embedded derivatives excluding the update of actuarial assumptions and NPA, net of hedging portfolio	443	201	1,123	715
Change in fair value of embedded derivatives due to NPA spread	216	(43)	1,188	(136)
Change in fair value of embedded derivatives due to change in NPA volume	(290)	(27)	(959)	(391)
Change in fair value of embedded derivatives due to the update of actuarial assumptions	79	(60)	79	(60)
Total change due to the update of actuarial assumptions and NPA	5	(130)	308	(587)
Net impact on pre-tax income (loss)	448	71	1,431	128
Impact to Consolidated Income Statement line
Net investment income, net of related interest credited to policyholder account balances	6	12	29	43
Net realized gains (losses)	442	59	1,402	85
Net impact on pre-tax income (loss)	448	71	1,431	128
Net change in value of economic hedge target and related hedges
Net impact on economic gains	$476	$58	$845	$135
(a)The non-performance risk adjustment (“NPA”) adjusts the valuation of derivatives to account for our own non-performance risk in the fair value measurement of all derivative net liability positions.
(b)The change in fair value of embedded derivatives, excluding the update of actuarial assumptions and NPA for the nine months ended September 30, 2021, was revised from $2,136 million to $2,224 million. The net realized gains (losses) for the nine months ended September 30, 2021 were revised from $(3) million to $85 million. These revisions had no impact on Corebridge’s Condensed Consolidated Financial Statements and are not considered material to the previously issued financial statements.
(c)The impact to OCI were losses of $120 million and $550 million for the three and nine months ended September 30, 2022, respectively, and losses of $23 million and $134 million for the three and nine months ended September 30, 2021, respectively. The three and nine months ended September 30, 2022 reflected losses due to higher interest rates and widening spreads. The losses in the three and nine months ended September 30, 2021 were due to higher interest rates.
Three Months Ended September 30, 2022
Net impact on pre-tax income of $448 million resulted from:
•$443 million gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by increases in interest rates, partially offset by lower equity markets.
•$74 million loss due to NPA was driven by the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments, partially offset by widening of the NPA credit spread.
•$79 million gain from the review and update of actuarial assumptions.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended September 30, 2022, we had a net mark-to-market gain of approximately $476 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads and update of actuarial assumptions.

Corebridge | Third Quarter 2022 Form 10-Q 86

ITEM 2 | Executive Summary
Nine Months Ended September 30, 2022
Net impact on pre-tax income of $1.4 billion resulted from:
•$1.1 billion gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by increases in interest rates, partially offset by lower equity markets.
•$229 million gain due to NPA was driven by a widening of the NPA credit spread, partially offset by the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments.
•$79 million gain from the review and update of actuarial assumptions.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the nine months ended September 30, 2022, we had a net mark-to-market gain of approximately $845 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads and update of actuarial assumptions.
Three Months Ended September 30, 2021
Net impact on pre-tax income of $71 million resulted from:
•$201 million gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by increases in interest rates.
•$70 million loss due to NPA was driven by a tightening of the NPA credit spread, and the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments.
•$60 million loss from the review and update of actuarial assumptions.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended September 30, 2021, we had a net mark-to-market gain of approximately $58 million from our hedging activities related to our economic hedge target primarily driven by higher equity markets, partially offset by losses from the update of actuarial assumptions.
Nine Months Ended September 30, 2021
Net impact on pre-tax income of $128 million resulted from:
•$715 million gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by increases in interest rates and higher equity markets.
•$527 million loss due to NPA was driven by a tightening of the NPA credit spread, and the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments.
•$60 million loss from the review and update of actuarial assumptions.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the nine months ended September 30, 2021, we had a net mark-to-market gain of approximately $135 million from our hedging activities related to our economic hedge target primarily driven by higher equity markets, partially offset by losses from the update of actuarial assumptions.
Embedded Derivatives for Variable Annuity, Fixed Index Annuity and Index Universal Life Products
Certain of our variable annuity contracts contain GMWBs and are accounted for as embedded derivatives. Additionally, certain fixed index annuity contracts contain GMWBs or indexed interest credits which are accounted for as embedded derivatives and our index universal life insurance products also contain embedded derivatives. Policyholders may elect to rebalance among the various accounts within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the indexed component by establishing different participation rates or caps on equity indexed credited rates. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates and our ability to adjust the participation rate and the cap on equity indexed credited rates in light of market conditions and policyholder behavior assumptions.

Corebridge | Third Quarter 2022 Form 10-Q 87

ITEM 2 | Executive Summary
The following table summarizes the fair values of the embedded derivatives for variable annuities, fixed index annuity and index universal life products:

	At September 30,	At December 31,
(in millions)	2022	2021
Variable annuities GMWBs	$698	$2,472
Fixed index annuities, including certain GMWBs	5,095	6,445
Index Life	555	765
Actuarial Assumption Changes
Most of the fixed annuities, fixed index annuities, variable annuity products and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either separate account liabilities or policyholder contract deposits. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; (iv) certain product guarantees reported as embedded derivatives which are carried at fair value; and (v) unearned revenue and assets for DAC, VOBA and DSI related to investment-oriented contracts, such as universal life insurance, and fixed, fixed index and variable annuities, which are amortized in relation to the estimated gross profits.
At least annually, typically in the third quarter, we conduct a comprehensive review of the underlying assumptions within our actuarially determined assets and liabilities. These assumptions include, but are not limited to, policyholder behavior, mortality, expenses, investment returns and policy crediting rates. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change.
For further details of our accounting policies and related judgments pertaining to assumption updates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—DAC” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Future Policy Benefits for Life and Accident and Health Insurance Contracts” in the Prospectus.
The following table presents the increase (decrease) in pre-tax income resulting from the annual update of actuarial assumptions, which occurs in the third quarter of each year, by financial statement line item as reported in the Condensed Consolidated Statements of Income (Loss):

	Nine Months Ended September 30,
(in millions)	2022	2021
Premiums	$—	$(41)
Policy fees	(3)	(74)
Interest credited to policyholder account balances	(15)	(54)
Amortization of deferred policy acquisition costs	(56)	(143)
Policyholder benefits	17	86
Increase (decrease) in adjusted pre-tax operating income	(57)	(226)
Change in DAC related to net realized gains (losses)	(19)	32
Net realized gains	70	50
Increase (decrease) in pre-tax income	$(6)	$(144)

Corebridge | Third Quarter 2022 Form 10-Q 88

ITEM 2 | Executive Summary
The following table presents the increase (decrease) in adjusted pre-tax operating income resulting from the annual update in actuarial assumptions, which occurs in the third quarter of each year, by segment and product line:

	Nine Months Ended September 30,
(in millions)	2022	2021
Individual Retirement:
Fixed annuities	$(83)	$(267)
Variable annuities	—	7
Fixed index annuities	(3)	(60)
Total Individual Retirement	(86)	(320)
Group Retirement	2	(5)
Life Insurance	24	99
Institutional Markets	3	—
Total increase (decrease) in adjusted pre-tax operating income from update of assumptions*	$(57)	$(226)
*    Liabilities ceded to Fortitude Re are reported in Corporate and other. There was no impact to adjusted pre-tax operating income due to the annual update of actuarial assumptions as these liabilities are 100% ceded.
As discussed in more detail below, upon adoption of long-duration targeted improvements in 2023, we intend to review and if necessary, update the future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and separate presentation of any resulting re-measurement gain or loss (except for discount rate changes) in the income statement. This is anticipated to lead to additional volatility as these future policy benefits have ‘‘locked-in’’ assumptions under current GAAP. However, it is expected that there will be less volatility related to DAC as long duration targeted improvements simplify the amortization of DAC to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations. The adoption of the targeted improvements to the accounting for long-duration contracts will have no impact on our insurance companies’ statutory results.
Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity.
The Company will adopt the standard on January 1, 2023. We continue to evaluate and expect the adoption of this standard will impact our financial condition, results of operations, statement of cash flows and disclosures, as well as systems, processes and controls.
The Company will adopt the standard using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs associated therewith. The Company will adopt the standard in relation to market risk benefits (“MRBs”) on a retrospective basis. Based upon this transition method, the Company currently estimates that the Transition Date impact from adoption is likely to result in a decrease in the Company’s pre-tax equity between approximately $1.0 billion and $3.0 billion. The most significant drivers of the transition adjustment are expected to be (1) changes related to market risk benefits in our Individual Retirement and Group Retirement segments, including the impact of non-performance adjustments; (2) changes to the discount rate which will most significantly impact our Life Insurance and Institutional Markets segments; and (3) the removal of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments.
Market risk benefits: The standard requires the measurement of all MRBs (e.g., living benefit and death benefit guarantees associated with variable annuities) associated with deposit (or account balance) contracts at fair value at each reporting period. Changes in fair value compared to prior periods will be recorded and presented separately within the income statement, with the exception of instrument-specific credit risk changes (non-performance adjustments), which will be recognized in other comprehensive income. MRBs will impact both retained earnings and AOCI upon transition.
As MRBs are required to be accounted for at fair value, the quarterly valuation of these items will result in variability and volatility in the Company’s results following adoption. The accounting for MRBs will primarily impact our Individual Retirement and Group Retirement segments.
Discount rate assumption: The standard requires the discount rate assumption for the liability for future policy benefits to be updated at the end of each reporting period using an upper-medium grade (low credit risk) fixed income instrument yield that maximizes the use of observable market inputs. Upon transition, the Company currently estimates an adjustment to AOCI due to the fact that the market upper-medium grade (low credit risk) interest rates as of the Transition Date differ from reserve interest accretion rates. Lower interest rates result in a higher liability for future policy benefits, and are anticipated to more significantly impact our Life Insurance and Institutional Markets segments.

Corebridge | Third Quarter 2022 Form 10-Q 89

ITEM 2 | Executive Summary
Following adoption, the impact of changes to discount rates will be recognized through other comprehensive income. Changes resulting from unlocking the discount rate each reporting period will primarily impact term life insurance and other traditional life insurance products, as well as PRT and structured settlement products.
Removal of balances related to changes in unrealized appreciation (depreciation) on investments: Under the standard, the majority of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments will be eliminated.
In addition to the above, the standard also:
•requires the review, and if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long-duration contracts, with the recognition and separate presentation of any resulting re-measurement gain or loss (except for discount rate changes as noted above) in the income statement;
•simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test; and
•increased disclosures of disaggregated rollforwards of several balances, including: liabilities for future policy benefits, deferred acquisition costs, account balances, market risk benefits, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.
We expect that the accounting for Fortitude Re will continue to remain largely unchanged. With respect to Fortitude Re, the reinsurance assets, including the discount rates, will continue to be calculated using the same methodology and assumptions as the direct policies.
The Company has created a governance framework and a plan to support implementation of the updated standard. As part of its implementation plan, the Company has also advanced the modernization of its actuarial technology platform to enhance its modeling, data management, experience study and analytical capabilities; increase the end-to-end automation of key reporting and analytical processes; and optimize its control framework. The Company has designed and begun implementation and testing of internal controls related to the new processes created as part of implementing the updated standard and will continue to refine these internal controls until the formal implementation in the first quarter of 2023.
Our Strategic Partnership with Blackstone
We believe that our strategic partnership with Blackstone has the potential to yield significant economic and strategic benefits over time. We believe that Blackstone’s ability to originate, and our enhanced ability to invest in, attractive and privately sourced, fixed-income oriented assets, will be accretive to our businesses and provide us with an enhanced competitive advantage.
Pursuant to the partnership, Blackstone manages $50 billion of assets in our investment portfolio, with that amount increasing by $8.5 billion in each of the next five years beginning in the fourth quarter of 2022 for an aggregate of $92.5 billion by the third quarter of 2027. We expect Blackstone to invest these assets primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit. Blackstone’s credit and lending strategy is to control all significant components of the underwriting and pricing processes and to facilitate bespoke opportunities with strong credit protection and attractive risk-adjusted returns. Blackstone seeks to capture enhanced economics to those available in the traditional fixed income markets by going directly to the lending source.
Blackstone will manage a portfolio of private and structured credit assets as described above where we believe Blackstone is well-positioned to add value and drive new originations. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio.
Beginning in 2022, Blackstone started investing for us primarily in Blackstone-originated investments. The investments underlying the original $50 billion mandate with Blackstone are expected to run-off and be reinvested over time. While over time the benefits of the partnership with Blackstone are expected to become accretive to our businesses, we do not expect the partnership to be immediately accretive to earnings. We expect Blackstone’s enhanced asset origination capabilities will enhance the competitiveness and profitability of our products, particularly in spread products such as fixed annuities. As part of our partnership, Blackstone acquired a 9.9% position in our common stock, aligning its economic interests with our stockholders.
See “Certain Relationships and Related Party Transactions—Partnership with Blackstone” in the Prospectus.
Our Investment Management Agreement with BlackRock
On March 28, 2022, we announced entry into a binding letter of intent with BlackRock pursuant to which certain of our U.S. and non-U.S. subsidiaries would enter into investment management agreements with BlackRock. We have since entered into such investment management agreements for the U.S. subsidiaries. Overall, we expect to transfer the management of up to $90 billion of our investment of liquid fixed income and certain private placement assets, by the end of 2022. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary

Corebridge | Third Quarter 2022 Form 10-Q 90

ITEM 2 | Executive Summary
representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions. The investment management agreements continue unless terminated by either party on 45 days’ notice or by us immediately for cause. We continue to be responsible for our overall investment portfolio, including decisions surrounding asset allocation, risk composition and investment strategy. The investment management agreements for certain of our non-U.S. subsidiaries have been executed or are anticipated to be executed by the end of 2022.
For more information, see “Business—Our Segments—Investment Management—Our Investment Management Agreement with BlackRock” in the Prospectus.
Affordable Housing Sale
On December 15, 2021, Corebridge and Blackstone Real Estate Income Trust (“BREIT”), a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of Corebridge’s interests in a U.S. affordable housing portfolio for $4.9 billion, in an all cash transaction, resulting in a pre-tax gain of $3.0 billion. We recognized $47 million and $162 million, respectively, of APTOI related to the U.S. affordable housing portfolio, primarily consisting of net investment income of $77 million and $253 million, offset by interest expense of $28 million and $84 million for the three and nine months ended September 30, 2021.
Fair Value Option Bond Securities
We elect the fair value option on certain bond securities. When the fair value option is elected, the realized and unrealized gains and losses on these securities are reported in net investment income.
The following table shows the net investment income reported on fair value option bond securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net investment income - excluding Fortitude Re funds withheld assets	$(62)	$1	$(115)	$23
Net investment income - Fortitude Re funds withheld assets	(120)	2	(362)	8
Total	$(182)	$3	$(477)	$31
Tax Impact from Separation
Following the IPO, AIG owns a less than 80% interest in Corebridge resulting in tax deconsolidation of Corebridge Parent and its subsidiaries from the AIG Consolidated Tax Group. In addition, under the law, the AGC Group will not be permitted to join in the filing of a U.S. consolidated federal income tax return with our other subsidiaries (collectively, the “Non-Life Group”) for the five-year waiting period. Instead, the AGC Group is expected to file separately as members of the AGC consolidated U.S. federal income tax return during the five-year waiting period. Upon the tax deconsolidation from the AIG Consolidated Tax Group, absent any prudent and feasible tax planning strategies, our net operating losses and foreign tax credit carryforwards generated by the non-life insurance companies will more likely than not expire unutilized. Additionally, after assessing the relative weight of all positive and negative evidence, we concluded that a valuation allowance on a portion of a certain other deferred tax assets is also necessary. Accordingly, as of September 30, 2022, an additional valuation allowance of $127 million was established with respect to our deferred tax assets. Following the five-year waiting period, the AGC Group is expected to join our U.S. consolidated federal income tax return. Principles similar to the foregoing may apply to state and local income tax liabilities in jurisdictions that conform to federal rules.
Sale of Certain Assets of Our Retail Mutual Funds Business
On February 8, 2021, we announced the execution of a definitive agreement with Touchstone Investments, Inc. (“Touchstone”), an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of our retail mutual funds business. This sale consisted of the reorganization of twelve of the retail mutual funds managed by our subsidiary SunAmerica Asset Management LLC (“SAAMCo”) into certain Touchstone funds and was subject to certain conditions, including approval of the fund reorganizations by the retail mutual fund boards of directors/trustees and fund shareholders. The transaction closed on July 16, 2021, at which time we received initial proceeds and recognized a gain on the sale of $103 million. Concurrently, the twelve retail mutual funds managed by SAAMCo, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional consideration may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. We continue to retain our fund management platform and capabilities dedicated to our variable annuity insurance products.
Separation Costs
In connection with our separation from AIG, we have incurred and expect to continue to incur one-time and recurring expenses. We estimate that our one-time expenses will be between approximately $350 million and $450 million on a pre-tax basis from January 1, 2022. These expenses primarily relate to replicating and replacing functions, systems and infrastructure provided by AIG; rebranding; and accounting advisory, consulting and actuarial fees. In addition to these separation costs, we expect to incur costs related to the

Corebridge | Third Quarter 2022 Form 10-Q 91

ITEM 2 | Executive Summary
evolution of our investments organization to reflect our strategic partnerships with key external managers, our implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in fees from AIG for asset management services. We expect to incur the majority of these costs by December 31, 2023.
We also expect to incur a one-time expense of $300 million on a pre-tax basis to achieve an annual run rate expense reduction of close to $400 million on a pre-tax basis within two to three years of this offering, with the majority of the cost savings to be achieved in the next 24 months.
MACROECONOMIC, INDUSTRY AND REGULATORY TRENDS
Our business is affected by industry and economic factors such as interest rates; geopolitical stability (including the armed conflict between Ukraine and Russia and corresponding sanctions imposed by the United States and other countries); credit and equity market conditions; currency exchange rates; regulation; tax policy; competition; and general economic, market and political conditions. We continued to operate under challenging market conditions in 2022 and 2021 characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, interest rate volatility, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.
Below is a discussion of certain industry and economic factors impacting our business:
Impact of COVID-19
We are continually assessing the impact on our business, operations and investments of COVID-19 and the resulting ongoing economic and societal disruption. These impacts initially included a global economic contraction, disruptions in financial markets, increased market volatility and declines in certain equity and other asset prices that had negative effects on our investments, our access to liquidity, our ability to generate new sales and the costs associated with claims. While global financial markets recovered in 2021, there remains a risk that the disruptions previously experienced could return and new ones emerge as COVID-19 persists or new variants continue to arise. Further, significant legislative and regulatory activity has occurred at both the U.S. federal and state levels, as well as globally, in response to the COVID-19 pandemic and its impact on insurance consumers. While some of these legislative and regulatory initiatives have expired, any resurgence of the COVID-19 virus may lead to a renewal of those initiatives. We cannot predict what form future legal and regulatory responses to concerns about COVID-19 and related public health issues will take, or how such responses will impact our business.
The most significant impacts relating to COVID-19 have been the impact of interest rate, credit spreads and equity market levels on spread and fee income, deferred acquisition cost amortization and increased mortality. We are actively monitoring the mortality rates and the potential direct and indirect impacts that COVID-19 may have across our businesses. The impact on the results for the three and nine months ended September 30, 2022 with respect to COVID-19 is primarily, but not limited to, COVID-19-related mortality. Our estimated reduction in pre-tax income and APTOI impact in the United States and UK from COVID-19 was $28 million and $110 million for the three months ended September 30, 2022 and 2021, respectively, and $178 million and $310 million for the nine months ended September 30, 2022 and 2021, respectively. The last two quarters saw the fewest national fatalities since the start of the pandemic. Actual data related to cause of death is not always available for all claims paid, and such cause of death data does not always capture the existence of comorbid conditions. As a result, COVID-19 pre-tax income and APTOI impacts are estimates of the total impact of COVID-19 related claim activity based on available data. The regulatory approach to the pandemic and impact on the insurance industry is continuing to evolve and its ultimate impact remains uncertain. Prospectively in the United States, we estimate a reduction in pre-tax income and APTOI of $65 million to $75 million for every 100,000 population deaths.
We have a diverse investment portfolio with material exposures to various forms of credit risk. The far-reaching economic impacts of COVID-19 have been largely offset, to date, by intervention taken by governments and monetary authorities and equity market rebound resulting in a minimal impact on the value of the portfolio. At this point in time, uncertainty surrounding the duration and severity of the COVID-19 pandemic makes the long-term financial impact difficult to quantify.
COVID-19 continues to have an impact in 2022. The future impact of COVID-19 is dependent on many unknown factors, such as transmissibility and fatality of any future variants. Circumstances resulting from the COVID-19 pandemic, in addition to an increase in claims, may also impact utilization of benefits, lapses or surrenders of policies and payments of insurance premiums, all of which have impacted and could further impact the revenues and expenses associated with our products.
For additional information, see “Risk Factors—Risks Relating to Market Conditions—COVID-19 adversely affected, and may continue to adversely affect, our business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments, including with respect to new variants, that are uncertain and cannot be predicted” in the Prospectus.
Demographics
We expect our target market of individuals planning for retirement to continue to grow with the size of the U.S. population age 65 and over that is expected to increase by approximately 30% by 2030 from 2020. In addition, we believe that reduced employer-paid

Corebridge | Third Quarter 2022 Form 10-Q 92

ITEM 2 | Executive Summary
retirement benefits will drive an increasing need for our individual retirement solutions. Further, consumers in the United States continue to prefer purchasing life insurance and retirement products through an agent or advisor, which positions us favorably given our broad distribution platform and in-house advisory capabilities. We continue to seek opportunities to develop new products and adapt our existing products to the growing needs of individuals to plan, save for and achieve secure financial futures.
Equity Markets
Our financial results are impacted by the performance of equity markets, which impacts the performance of our alternative investment portfolio, fee income, net amount at risk, policyholder benefits and DAC on our variable annuity portfolio. For instance, in our variable annuity separate accounts, mutual fund assets and brokerage and advisory assets, we generally earn fee income based on the account value, which fluctuates with the equity markets as a significant amount of these assets are invested in equity funds. The impact of equity market returns, both increases and decreases, is reflected in our results due to the impact on the account value and the fair values of equity-exposed securities in our investment portfolio.
Our hedging costs could also be significantly impacted by changes in the level of equity markets as rebalancing and option costs are tied to the equity market volatility, and we may be required to post additional collateral when equity markets are higher. These hedging costs are mostly offset by our rider fees that are tied to the level of the VIX. As rebalancing and option costs increase or decrease, the rider fees will increase or decrease partially offsetting the hedging costs incurred.
For additional information, see “Risk Factors—Risks Relating to Market Conditions—Equity market declines or volatility may materially and adversely affect our business, results of operations, financial condition or liquidity” in the Prospectus.
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, the declines in the equity markets during the third quarter may impact the private equity investments in the alternative investments portfolio in the fourth quarter.
Impact of Changes in the Interest Rate Environment
Key U.S. benchmark rates have continued to rise during the first nine months of 2022 as markets react to inflation measures, geopolitical risk and the Board of Governors of the Federal Reserve System raising short-term interest rates for the first time since 2018. A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products resulting in an increase in our base net investment spreads.
As of September 30, 2022, increases in key rates have improved yields on new investments, which are now closer to the yield on maturities and redemptions (“run-off yield”) that we are experiencing on our existing portfolios and in some instances are higher than the run-off yield. Furthermore, the impact of interest rate increases is further reflected in our results as these rate increases have also reduced the value of fixed income assets that are held in the variable annuity separate accounts and brokerage and advisory assets, and accordingly, have adversely impacted the fees that are charged on these accounts. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
Regulatory environment
The insurance and financial services industries are generally subject to close regulatory scrutiny and supervision. Our operations are subject to regulation by a number of different types of domestic and international regulatory authorities, including securities, derivatives and investment advisory regulators. Our insurance subsidiaries are subject to regulation and supervision by the states and jurisdictions in which they do business.
We expect that the domestic and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see “Business–Regulation and Risk Factors–Regulation” in the Prospectus.
Annuity Sales and Surrenders
The rising rate environment and our partnership with Blackstone have provided a strong tailwind for fixed annuity sales with sales in the three- to five-year products significantly increasing. Continued rising interest rates could create the potential for increased sales but may also drive higher surrenders. Fixed annuities have surrender charge periods, generally in the three- to -seven-year range. Fixed index annuities have surrender charge periods, generally in the five- to -ten-year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period. Changes in interest rates

Corebridge | Third Quarter 2022 Form 10-Q 93

ITEM 2 | Executive Summary
significantly impact the valuation of our liabilities for annuities with guaranteed living benefit features and the value of the related hedging portfolio.
Reinvestment and Spread Management
We actively monitor fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. We also frequently review our interest rate assumptions and actively manage the crediting rates used for new and in-force business. Business strategies continue to evolve and we attempt to maintain profitability of the overall business in light of the interest rate environment. A rising interest rate environment results in improved yields on new investments and improves margins for our business while also making certain products, such as fixed annuities, more attractive to potential customers. However, the rising rate environment has resulted in lower values on general and separate account assets, mutual fund assets and brokerage and advisory assets that hold investments in fixed income assets.
For additional information on our investment and asset-liability management strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” in the Prospectus.
For investment-oriented products, including universal life insurance, and variable, fixed and fixed index annuities, in each of our operating and reportable segments, our spread management strategies include disciplined pricing and product design for new business, modifying or limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Renewal crediting rate management is done under contractual provisions that were designed to allow crediting rates to be reset at pre-established intervals in accordance with state and federal laws and subject to minimum crediting rate guarantees. We expect to continue to adjust crediting rates on in-force business, as appropriate, to be responsive to a rising rate environment. As interest rates rise, we may need to raise crediting rates on in-force business for competitive and other reasons, potentially offsetting a portion of the additional investment income resulting from investing in a higher interest rate environment.
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 67% and 68% were crediting at the contractual minimum guaranteed interest rate at September 30, 2022 and December 31, 2021, respectively. The percentages of fixed account values of our annuity products that are currently crediting at rates above 1% were 55% and 58% at September 30, 2022 and December 31, 2021, respectively. In the universal life insurance products in our Life Insurance business, 66% and 67% of the account values were crediting at the contractual minimum guaranteed interest rate at September 30, 2022 and December 31, 2021, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
For additional information on our investment and asset-liability management strategies, see Note 5 to our audited annual consolidated financial statements.
Impact of Currency Volatility
In our life insurance business, we have international locations in the UK and Ireland, whose local currency is the British pound and Euro, respectively. Trends in revenue and expense reported in U.S. dollars can differ significantly from those measured in original currencies. While currency volatility affects financial statement line item components of income and expenses, since our international businesses transact in local currencies, the impact is significantly mitigated.
These currencies may continue to fluctuate, in either direction, and such fluctuations may affect premiums, fees and expenses reported in U.S. dollars, as well as financial statement line item comparability.

Use of Non-GAAP Financial Measures and Key Operating Metrics
NON-GAAP FINANCIAL MEASURES
Throughout this MD&A, we present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. Some of the measurements we use are “non-GAAP financial measures” under SEC rules and regulations. We believe presentation of these non-GAAP financial measures allows for a deeper understanding of the profitability drivers of our business, results of operations, financial condition and liquidity. These measures should be considered supplementary to our results of operations and financial condition that are presented in accordance with GAAP and should not be viewed as a substitute for GAAP measures. The non-GAAP financial measures we present may not be comparable to similarly named measures reported by other companies. Reconciliations of non-GAAP financial measures for future periods are not provided as we do not currently have sufficient data to accurately estimate the variables and individual adjustments for such reconciliations.
Adjusted revenues exclude Net realized gains (losses) except for gains (losses) related to the disposition of real estate investments, income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes).

Corebridge | Third Quarter 2022 Form 10-Q 94

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Total revenues	$7,141	$5,521	$22,810	$16,551
Fortitude Re related items:
Net investment income on Fortitude Re funds withheld assets	(157)	(445)	(617)	(1,336)
Net realized (gains) losses on Fortitude Re funds withheld assets	89	(169)	272	(482)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	(1,463)	195	(6,694)	29
Subtotal - Fortitude Re related items	(1,531)	(419)	(7,039)	(1,789)
Other non-Fortitude Re reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	(12)	(14)	(40)	(46)
Non-operating litigation reserves and settlements	(5)	—	(27)	—
Other (income) - net	(13)	(12)	(37)	(26)
Net realized (gains) losses(a)	(1,139)	(410)	(2,993)	(911)
Subtotal - Other Non-Fortitude Re reconciling items	(1,169)	(436)	(3,097)	(983)
Total adjustments	(2,700)	(855)	(10,136)	(2,772)
Adjusted revenues	$4,441	$4,666	$12,674	$13,779
(a)    Represents all net realized gains and losses except gains (losses) related to the disposition of real estate investments and earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Earned income for non-qualifying (economic) hedging or for asset replication is reclassified from net realized gains and losses to specific APTOI line items (e.g., net investment income and interest credited to policyholder account balances) based on the economic risk being hedged.
Adjusted pre-tax operating income (“APTOI”) is derived by excluding the items set forth below from income from operations before income tax. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and recording adjustments to APTOI that we believe to be common in our industry. We believe the adjustments to pre-tax income are useful for gaining an understanding of our overall results of operations.
APTOI excludes the impact of the following items:
FORTITUDE RELATED ADJUSTMENTS:
The modco reinsurance agreements with Fortitude Re transfer the economics of the invested assets supporting the reinsurance agreements to Fortitude Re. Accordingly, the net investment income on Fortitude Re funds withheld assets and the net realized gains (losses) on Fortitude Re funds withheld assets are excluded from APTOI. Similarly, changes in the Fortitude Re funds withheld embedded derivative are also excluded from APTOI.
As a result of entering into the reinsurance agreements with Fortitude Re we recorded a loss which was primarily attributed to the write-off of DAC, VOBA and deferred cost of reinsurance assets. The total loss and the ongoing results associated with the reinsurance agreement with Fortitude Re have been excluded from APTOI as these are not indicative of our ongoing business operations.
INVESTMENT RELATED ADJUSTMENTS:
APTOI excludes “Net realized gains (losses),” including changes in the allowance for credit losses on available-for-sale securities and loans, as well as gains or losses from sales of securities, except for gains (losses) related to the disposition of real estate investments. Net realized gains (losses), except for gains (losses) related to the disposition of real estate investments, are excluded as the timing of sales on invested assets or changes in allowances depend largely on market credit cycles and can vary considerably across periods. In addition, changes in interest rates may create opportunistic scenarios to buy or sell invested assets. Our derivative results, including those used to economically hedge insurance liabilities, also included in net realized gains (losses) are similarly excluded from APTOI except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedges or for asset replication. Earned income on such economic hedges is reclassified from net realized gains and losses to specific APTOI line items based on the economic risk being hedged (e.g., net investment income and interest credited to policyholder account balances).
Our investment-oriented contracts, such as universal life insurance, and fixed, fixed index and variable annuities, are also impacted by net realized gains (losses), and these secondary impacts are also excluded from APTOI. Specifically, the changes in benefit reserves and DAC, VOBA and deferred sales inducement (“DSI”) assets related to net realized gains (losses) are excluded from APTOI.

Corebridge | Third Quarter 2022 Form 10-Q 95

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
VARIABLE, FIXED INDEX ANNUITIES AND INDEX UNIVERSAL LIFE INSURANCE PRODUCTS ADJUSTMENTS:
Certain of our variable annuity contracts contain guaranteed minimum withdrawal benefits (“GMWBs”) and are accounted for as embedded derivatives. Additionally, certain fixed index annuity contracts contain GMWB or indexed interest credits which are accounted for as embedded derivatives, and our index universal life insurance products also contain embedded derivatives. Changes in the fair value of these embedded derivatives, including rider fees attributed to the embedded derivatives, are recorded through “Net realized gains (losses)” and are excluded from APTOI.
Changes in the fair value of securities used to hedge guaranteed living benefits are excluded from APTOI.
OTHER ADJUSTMENTS:
Other adjustments represent all other adjustments that are excluded from APTOI and includes the net pre-tax operating income (losses) from noncontrolling interests related to consolidated investment entities. The excluded adjustments include, as applicable:
•restructuring and other costs related to initiatives designed to reduce operating expenses, improve efficiency and simplify our organization;
•non-recurring costs associated with the implementation of non-ordinary course legal or regulatory changes or changes to accounting principles;
•separation costs;
•non-operating litigation reserves and settlements;
•loss (gain) on extinguishment of debt;
•losses from the impairment of goodwill; and
•income and loss from divested or run-off business.
Adjusted after-tax operating income attributable to our common shareholders (“Adjusted After-tax Operating Income” or “AATOI”) is derived by excluding the tax effected APTOI adjustments described above, as well as the following tax items from net income attributable to us:
•changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and
•deferred income tax valuation allowance releases and charges.

Corebridge | Third Quarter 2022 Form 10-Q 96

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) attributable to Corebridge to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) attributable to Corebridge:

Three Months Ended September 30,	2022				2021
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/net income, including noncontrolling interests	$3,102	$625	$—	$2,477	$1,953	$381	$—	$1,572
Noncontrolling interests	—	—	(126)	(126)	—	—	(152)	(152)
Pre-tax income/net income attributable to Corebridge	3,102	625	(126)	2,351	1,953	381	(152)	1,420
Fortitude Re Related items
Net investment income on Fortitude Re funds withheld assets	(157)	(33)	—	(124)	(445)	(94)	—	(351)
Net realized (gains) losses on Fortitude Re funds withheld assets	89	19	—	70	(169)	(35)	—	(134)
Net realized losses on Fortitude Re funds withheld embedded derivative	(1,463)	(314)	—	(1,149)	195	42	—	153
Net realized losses on Fortitude transactions	—	—	—	—	—	—	—	—
Subtotal Fortitude Re related items	(1,531)	(328)	—	(1,203)	(419)	(87)	—	(332)
Other reconciling Items:
Changes in uncertain tax positions and other tax adjustments	—	14	—	(14)	—	26	—	(26)
Deferred income tax valuation allowance (releases) charges	—	(127)	—	127	—	—	—	—
Changes in fair value of securities used to hedge guaranteed living benefits	(6)	(1)	—	(5)	(26)	(5)	—	(21)
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	27	6	—	21	16	3	—	13
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Net realized (gains) losses(a)	(1,143)	(240)	—	(903)	(414)	(86)	3	(325)
Non-operating litigation reserves and settlements	(3)	—	—	(3)	—	—	—	—
Separation costs	45	99	—	(54)	—	—	—	—
Restructuring and other costs	59	12	—	47	7	1	—	6
Non-recurring costs related to regulatory or accounting changes	1	—	—	1	7	1	—	6
Net (gain) loss on divestiture	(2)	(1)	—	(1)	(103)	(22)	—	(81)
Pension expense - non operating	—	—	—	—	—	—	—	—
Noncontrolling interests	(126)	—	126	—	(149)	—	149	—
Subtotal: Other Non-Fortitude Re reconciling items	(1,148)	(238)	126	(784)	(662)	(82)	152	(428)
Total adjustments	(2,679)	(566)	126	(1,987)	(1,081)	(169)	152	(760)
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge common shareholders	$423	$59	$—	$364	$872	$212	$—	$660

Corebridge | Third Quarter 2022 Form 10-Q 97

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics

Nine Months Ended September 30,	2022				2021
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/net income, including noncontrolling interests	$11,239	$2,243	$—	$8,996	$5,504	$959	$—	$4,545
Noncontrolling interests	—	—	(281)	(281)	—	—	(312)	(312)
Pre-tax income/net income attributable to Corebridge	11,239	2,243	(281)	8,715	5,504	959	(312)	4,233
Fortitude Re Related items
Net investment income on Fortitude Re funds withheld assets	(617)	(130)	—	(487)	(1,336)	(281)	—	(1,055)
Net realized (gains) losses on Fortitude Re funds withheld assets	272	57	—	215	(482)	(101)	—	(381)
Net realized losses on Fortitude Re funds withheld embedded derivative	(6,694)	(1,439)	—	(5,255)	29	6	—	23
Net realized losses on Fortitude transactions	—	—	—	—	—	—	—	—
Subtotal Fortitude Re related items	(7,039)	(1,512)	—	(5,527)	(1,789)	(376)	—	(1,413)
Other Reconciling Items:
Changes in uncertain tax positions and other tax adjustments	—	90	—	(90)	—	158	—	(158)
Deferred income tax valuation allowance (releases) charges	—	(151)	—	151	—	(35)	—	35
Changes in fair value of securities used to hedge guaranteed living benefits	(29)	(6)	—	(23)	(57)	(12)	—	(45)
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	428	90	—	338	114	24	—	90
Loss on extinguishment of debt	—	—	—	—	229	48	—	181
Net realized (gains) losses(a)	(3,007)	(631)	—	(2,376)	(926)	(194)	53	(679)
Non-operating litigation reserves and settlements	(25)	(5)	—	(20)	—	—	—	—
Separation costs	126	116	—	10	—	—	—	—
Restructuring and other costs	125	26	—	99	20	4	—	16
Non-recurring costs related to regulatory or accounting changes	5	1	—	4	26	5	—	21
Net (gain) loss on divestiture	1	—	—	1	(103)	(22)	—	(81)
Pension Expense - Non Operating	1	—	—	1	—	—	—	—
Noncontrolling interests	(281)	—	281	—	(259)	—	259	—
Subtotal: Other Non-Fortitude Re reconciling items	(2,656)	(470)	281	(1,905)	(956)	(24)	312	(620)
Total adjustments	(9,695)	(1,982)	281	(7,432)	(2,745)	(400)	312	(2,033)
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge common shareholders	$1,544	$261	$—	$1,283	$2,759	$559	$—	$2,200
(a)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Additionally, gains (losses) related to the disposition of real estate investments are also excluded from this adjustment.
(b)The presentation of adjustments for the nine months ended September 30, 2021 for noncontrolling interests has been revised from $(205) million to $(259) million; and to remove the total tax (benefit) charge from noncontrolling interests of $(54) million for the nine months ended September 30, 2021. These revisions have no impact on Corebridge’s consolidated financial statements and are not considered material to the previously issued financial statements.

Corebridge | Third Quarter 2022 Form 10-Q 98

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Book value, excluding AOCI, adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s funds withheld assets (“Adjusted Book Value”) is used to eliminate the asymmetrical impact resulting from changes in fair value of our available-for-sale securities portfolio where there is largely no offsetting impact for certain related insurance liabilities that are not recorded at fair value. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re’s funds withheld assets since these fair value movements are economically transferred to Fortitude Re.
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

(in millions, except per common share data)	September 30, 2022	December 31, 2021
Total Corebridge shareholders' equity (a)	$7,529	$27,086
Less: Accumulated other comprehensive income	(17,290)	10,167
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,951)	2,629
Adjusted Book Value (b)	$21,868	$19,548

Total common shares outstanding (c)	645.0	645.0

Book value per common share (a/c)	$11.67	$41.99
Adjusted book value per common share (b/c)	$33.90	$30.31
Adjusted Return on Average Equity (“Adjusted ROAE”) is derived by dividing AATOI by average Adjusted Book Value and is used by management to evaluate our recurring profitability and evaluate trends in our business. We believe this measure is useful to investors because it eliminates items that can fluctuate significantly from period to period, including changes in fair value of our available-for-sale securities portfolio and foreign currency translation adjustments. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available-for-sale securities portfolio for which there is largely no offsetting impact for certain related insurance liabilities. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets since these fair value movements are economically transferred to Fortitude Re.
The following table presents the reconciliation of Adjusted ROAE:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise noted)	2022	2021	2022	2021
Actual or annualized net income (loss) attributable to Corebridge shareholders (a)	$9,404	$5,680	$11,620	$5,644
Actual or annualized adjusted after-tax operating income attributable to Corebridge shareholders (b)	1,456	2,640	1,711	2,933
Average Corebridge shareholders’ equity (c)	9,706	36,462	17,308	36,871
Less: Average AOCI	(14,045)	11,246	(3,562)	12,625
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,337)	2,977	(161)	3,525
Average Adjusted Book Value (d)	$21,414	$28,193	$20,708	$27,771

Return on Average Equity (a/c)	96.9%	15.6%	67.1%	15.3%
Adjusted ROAE (b/d)	6.8%	9.4%	8.3%	10.6%

Corebridge | Third Quarter 2022 Form 10-Q 99

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Premiums and deposits is a non-GAAP financial measure that includes direct and assumed premiums received and earned on traditional life insurance policies, group benefit policies and life-contingent payout annuities, as well as deposits received on universal life insurance, investment-type annuity contracts and GICs. We believe the measure of premiums and deposits is useful in understanding customer demand for our products, evolving product trends and our sales performance period over period.
The following table presents the premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Individual Retirement
Premiums	$56	$68	$168	$125
Deposits(a)	3,740	3,179	11,136	10,229
Other(b)	(4)	(1)	(11)	(5)
Premiums and deposits	3,792	3,246	11,293	10,349
Group Retirement
Premiums	3	7	16	15
Deposits	2,036	1,824	5,683	5,889
Premiums and deposits(c)(d)	2,039	1,831	5,699	5,904
Life Insurance
Premiums	422	347	1,284	1,171
Deposits	404	403	1,190	1,209
Other(b)	231	295	689	750
Premiums and deposits	1,057	1,045	3,163	3,130
Institutional Markets
Premiums	804	499	1,538	1,624
Deposits	1,085	488	1,213	1,081
Other(b)	8	7	23	19
Premiums and deposits	1,897	994	2,774	2,724
Total
Premiums	1,285	921	3,006	2,935
Deposits	7,265	5,894	19,222	18,408
Other(b)	235	301	701	764
Premiums and deposits	$8,785	$7,116	$22,929	$22,107
(a)Excludes deposits from the assets of our retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated in connection with the sale. Deposits from these retail mutual funds were $11 million and $259 million for the three and nine months ended September 30, 2021, respectively.
(b)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(c)Excludes client deposits into advisory and brokerage accounts of $463 million and $664 million for the three months ended September 30, 2022 and 2021, respectively, and $1.6 billion and $1.9 billion for the nine months ended September 30, 2022 and 2021, respectively.
(d)Includes premiums and deposits related to in-plan mutual funds of $896 million and $727 million for the three months ended September 30, 2022 and 2021, respectively, and $2.5 billion and $2.3 billion for the nine months ended September 30, 2022 and 2021, respectively.
Normalized distributions - are defined as dividends paid by the Life Fleet subsidiaries as well as the international insurance subsidiaries, less non-recurring dividends, plus dividend capacity that would have been available to Corebridge absent strategies that resulted in utilization of tax attributes. We believe that presenting normalized distributions is useful in understanding a significant component of our liquidity as a stand-alone company.
The following table presents a reconciliation of Dividends to Normalized distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Subsidiary dividends paid	$421	$323	$1,621	$923
Less: Non-recurring dividends	—	—	—	—
Tax sharing payments related to utilization of tax attributes	128	402	401	770
Normalized distributions	$549	$725	$2,022	$1,693

Corebridge | Third Quarter 2022 Form 10-Q 100

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income.
The following table presents a reconciliation of Net investment income (net income basis) to Net Investment income (APTOI) basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net Investment Income (Net income basis)	$2,160	$3,005	$7,021	$8,747
Net investment (income) on Fortitude Re funds withheld assets	(157)	(445)	(617)	(1,336)
Change in fair value of securities used to hedge guaranteed living benefits	(13)	(14)	(40)	(46)
Other adjustments	(13)	(6)	(37)	(20)
Derivative income recorded in net realized investment gains (losses)	54	28	124	80
Total adjustments	(129)	(437)	(570)	(1,322)
Net Investment Income (APTOI basis) (a)	$2,031	$2,568	$6,451	$7,425
(a)Includes net investment income (loss) from Corporate and Other of $39 million and $122 million for the three months ended September 30, 2022 and 2021, respectively, and $361 million and $304 million for the nine months ended September 30, 2022 and 2021, respectively.
KEY OPERATING METRICS
ASSETS UNDER MANAGEMENT AND ADMINISTRATION
Assets Under Management (“AUM”) include assets in the general and separate accounts of our subsidiaries that support liabilities and surplus related to our life and annuity insurance products.
Assets Under Administration (“AUA”) include Group Retirement mutual fund assets and other third-party assets that we sell or administer and the notional value of SVW contracts.
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

	At September 30,	At December 31,
(in billions)	2022	2021
Individual Retirement
AUM	$134.5	$160.2
AUA	—	—
Total Individual Retirement AUMA	134.5	160.2
Group Retirement
AUM	75.6	97.2
AUA	33.6	42.6
Total Group Retirement AUMA	109.2	139.8
Life Insurance
AUM	26.7	34.4
AUA	—	—
Total Life Insurance AUMA	26.7	34.4
Institutional Markets
AUM	29.0	32.7
AUA	45.8	43.8
Total Institutional Markets AUMA	74.8	76.5
Total AUMA	$345.2	$410.9
FEE AND SPREAD INCOME AND UNDERWRITING MARGIN
Fee income is defined as policy fees plus advisory fees plus other fee income.
Spread income is defined as net investment income less interest credited to policyholder account balances, exclusive of amortization of deferred sales inducement assets. Spread income is comprised of both base spread income and variable investment income.
Underwriting margin for our Life Insurance segment includes premiums, policy fees, advisory fee income, net investment income, less interest credited to policyholder account balances and policyholder benefits and excludes the annual assumption update. For our Institutional Markets segment, select products utilize underwriting margin, which includes premiums, net investment income, non-SVW fee and advisory fee income, less interest credited and policyholder benefits and excludes the annual assumption update.

Corebridge | Third Quarter 2022 Form 10-Q 101

ITEM 2 | Key Operating Metrics
Base portfolio income includes interest, dividends and foreclosed real estate income, net of investment expenses and non-qualifying (economic) hedges.
Variable investment income includes call and tender income, commercial mortgage loan prepayments, changes in market value of investments accounted for under the fair value option, interest received on defaulted investments (other than foreclosed real estate), income from alternative investments, affordable housing investments and other miscellaneous investment income, including income of certain partnership entities that are required to be consolidated. Alternative investments include private equity funds which are generally reported on a one-quarter lag.
Base spread income means base portfolio income less interest credited to policyholder account balances, excluding the amortization of deferred sales inducements assets.
Base net investment spread means base yield less cost of funds, excluding the amortization of deferred sales inducements.
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our fee income, spread income and underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Individual Retirement
Fee income(a)	$311	$386	$983	$1,117
Spread income	481	690	1,498	2,004
Total Individual Retirement(a)	792	1,076	2,481	3,121
Group Retirement
Fee income	183	224	579	637
Spread income	207	319	663	959
Total Group Retirement	390	543	1,242	1,596
Life Insurance
Underwriting margin	329	322	909	801
Total Life Insurance	329	322	909	801
Institutional Markets(b)
Fee income	16	15	47	46
Spread income	62	116	230	339
Underwriting margin	19	33	60	80
Total Institutional Markets	97	164	337	465
Total
Fee income	510	625	1,609	1,800
Spread income	750	1,125	2,391	3,302
Underwriting margin	348	355	969	881
Total	$1,608	$2,105	$4,969	$5,983
(a) Excludes fee income of $3 million and $54 million for the three and nine months ended September 30, 2021, respectively, related to the assets of our retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated in connection with the sale.
(b) Fee income for Institutional Markets includes only SVW fee income, while underwriting margin includes fee and advisory income on products other than SVW.

Corebridge | Third Quarter 2022 Form 10-Q 102

ITEM 2 | Key Operating Metrics
NET INVESTMENT INCOME (APTOI BASIS)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Individual Retirement
Base portfolio income	$953	$879	$2,683	$2,624
Variable investment income, excluding affordable housing	(13)	195	141	511
Affordable housing(a)	—	36	—	119
Net investment income	940	1,110	2,824	3,254
Group Retirement
Base portfolio income	485	480	1,389	1,434
Variable investment income, excluding affordable housing	6	105	117	307
Affordable housing(a)	—	21	—	69
Net investment income	491	606	1,506	1,810
Life Insurance
Base portfolio income	305	317	911	944
Variable investment income, excluding affordable housing	2	108	102	249
Affordable housing(a)	—	15	—	48
Net investment income	307	440	1,013	1,241
Institutional Markets
Base portfolio income	253	217	701	646
Variable investment income, excluding affordable housing	4	79	59	198
Affordable housing(a)	—	5	—	17
Net investment income	257	301	760	861
Total
Base portfolio income	1,996	1,893	5,684	5,648
Variable investment income, excluding affordable housing	(1)	487	419	1,265
Affordable housing(a)	—	77	—	253
Net investment income (APTOI basis) - Insurance operations	$1,995	$2,457	$6,103	$7,166
(a) Affordable housing is a component of variable investment income.
NET FLOWS
Net flows for annuity products in Individual Retirement and Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals. For Group Retirement, client deposits into advisory and brokerage accounts less total client withdrawals from advisory and brokerage accounts are not included in net flows.
The following table presents a summary of our Net Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Individual Retirement
Fixed Annuities	$(250)	$(576)	$(47)	$(1,871)
Fixed Index Annuities	1,306	1,037	3,371	3,192
Variable Annuities	(360)	(221)	(1,126)	(475)
Total Individual Retirement	696	240	2,198	846
Group Retirement	(788)	(1,014)	(2,155)	(2,136)
Total Net Flows(a)	$(92)	$(774)	$43	$(1,290)
(a) Excludes net flows of $(145) million and $(1.4) billion for the three and nine months ended September 30, 2021, respectively, related to the retail mutual funds business that was sold to Touchstone on July 16, 2021, or otherwise liquidated in connection with the sale.

Corebridge | Third Quarter 2022 Form 10-Q 103

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and nine months ended September 30, 2022 and 2021. For factors that relate primarily to a specific business, see “—Segment Operations.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues:
Premiums	$1,305	$941	$3,046	$2,988
Policy fees	732	714	2,238	2,269
Net investment income	2,160	3,005	7,021	8,747
Net realized gains	2,700	571	9,704	1,660
Advisory fee and other income	244	290	801	887
Total revenues	7,141	5,521	22,810	16,551
Benefits and expenses:
Policyholder benefits	1,810	1,514	4,752	4,810
Interest credited to policyholder account balances	944	920	2,725	2,661
Amortization of deferred policy acquisition costs and value of business acquired	339	388	1,313	876
Non-deferrable insurance commissions	156	168	481	481
Advisory fee expenses	65	77	201	245
General operating expenses	578	521	1,741	1,553
Interest expense	149	83	357	295
Loss on extinguishment of debt	—	—	—	229
Net (gain) loss on divestitures	(2)	(103)	1	(103)
Net (gains) losses on Fortitude Re transactions	—	—	—	—
Total benefits and expenses	4,039	3,568	11,571	11,047
Income before income tax expense	3,102	1,953	11,239	5,504
Income tax expense	625	381	2,243	959
Net income	2,477	1,572	8,996	4,545
Less: Net income attributable to noncontrolling interests	126	152	281	312
Net income attributable to Corebridge	$2,351	$1,420	$8,715	$4,233
The following table presents certain balance sheet data:

(in millions, except per common share data)	September 30, 2022	December 31, 2021
Balance sheet data:
Total assets	$354,595	$416,212
Long-term debt	$7,868	$427
Debt of consolidated investment entities	$5,995	$6,936
Total Corebridge shareholders’ equity	$7,529	$27,086
Book value per common share	$11.67	$41.99
Adjusted book value per common share	$33.90	$30.31
Financial Highlights
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 Comparison
Income (loss) before income tax expense (benefit)
We recorded pre-tax income of $3.1 billion in the three months ended September 30, 2022 compared to pre-tax income of $2.0 billion in three months ended September 30, 2021. The change in pre-tax income was primarily due to:
•higher realized gains of $2.1 billion primarily driven by higher gains on Fortitude Re funds withheld embedded derivative and higher net realized gains excluding Fortitude Re funds withheld assets;
•higher premiums of $364 million primarily driven by higher new PRT business; and

Corebridge | Third Quarter 2022 Form 10-Q 104

ITEM 2 | Consolidated Results of Operations
•lower amortization of DAC of $49 million, primarily due to a lower net unfavorable impact from the review and update of actuarial assumptions which was partially offset by higher amortization due to market conditions.
Partially offset by:
•lower net investment income of $845 million primarily driven by lower income related to the Fortitude Re funds withheld assets and lower variable investment income. Net investment income in 2021 includes $77 million of investment income from affordable housing investments; and
•higher policyholder benefits of $296 million primarily driven by higher new PRT business partially offset by favorable mortality.
Income tax expense (benefit)
For the three months ended September 30, 2022, there was a tax expense of $625 million on income from operations, resulting in an effective tax rate on income from operations of 20.1%.
Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 Comparison
Income (loss) before income tax expense (benefit)
We recorded pre-tax income of $11.2 billion in the nine months ended September 30, 2022 compared to pre-tax income of $5.5 billion in nine months ended September 30, 2021. The change in pre-tax income was primarily due to:
•higher realized gains of $8.0 billion primarily driven by higher gains on Fortitude Re funds withheld embedded derivative and higher net realized gains excluding Fortitude Re funds withheld assets; and
•the nine months ended September 30, 2021 reflected a loss on extinguishment of debt of $229 million.
Partially offset by:
•lower net investment income of $1.7 billion primarily driven by lower income related to the Fortitude Re funds withheld assets and lower variable investment income. Net investment income in 2021 includes $253 million of investment income from affordable housing investments; and
•higher amortization of DAC of $437 million, primarily due to the impact of market conditions partially offset by a lower net unfavorable impact from the review and update of actuarial assumptions.
Income tax expense (benefit)
For the nine months ended September 30, 2022, there was a tax expense of $2.2 billion on income from operations, resulting in an effective tax rate on income from operations of 20.0%.
Adjusted pre-tax operating income
The following table presents a reconciliation of pre-tax income (loss) attributable to Corebridge to APTOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Pre-tax income attributable to Corebridge	$3,102	$1,953	$11,239	$5,504
Reconciling items to APTOI:
Fortitude Re related items	(1,531)	(419)	(7,039)	(1,789)
Non-Fortitude Re related items	(1,148)	(662)	(2,656)	(956)
Adjusted pre-tax operating income	$423	$872	$1,544	$2,759

Corebridge | Third Quarter 2022 Form 10-Q 105

ITEM 2 | Consolidated Results of Operations
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Premiums	$1,305	$942	$3,068	$3,000
Policy fees	732	714	2,238	2,269
Net investment income	2,031	2,568	6,451	7,425
Net realized gains(a)	132	152	143	198
Advisory fee and other income	241	290	774	887
Total adjusted revenues	4,441	4,666	12,674	13,779
Policyholder benefits	1,802	1,497	4,753	4,789
Interest credited to policyholder account balances	943	939	2,716	2,691
Amortization of deferred policy acquisition costs	317	383	895	779
Non-deferrable insurance commissions	156	168	481	481
Advisory fee expenses	65	77	201	245
General operating expenses	473	511	1,483	1,509
Interest expense	136	70	320	267
Total benefits and expenses	3,892	3,645	10,849	10,761
Noncontrolling interests	(126)	(149)	(281)	(259)
Adjusted pre-tax operating income	$423	$872	$1,544	$2,759
(a) Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 APTOI Comparison
APTOI decreased $449 million primarily due to:
•lower net investment income of $537 million primarily driven by lower variable investment income reflecting lower alternative investment income and yield enhancement income partially offset by higher base portfolio income. Net investment income in 2021 includes $77 million of investment income from affordable housing investments;
•higher policyholder benefits of $305 million primarily on higher new PRT business partially offset by favorable mortality; and
•lower policy fees, net advisory fee and other income, net of advisory fee expenses of $19 million driven by lower average separate accounts balances driven by negative equity market performance, higher interest rates and wider credit spreads.
Partially offset by:
•higher premiums of $363 million primarily driven by higher new PRT business; and
•lower DAC amortization of $66 million primarily due to a lower net unfavorable impact of $169 million from the review and update of actuarial assumptions, which was partially offset by higher amortization due to market conditions.
Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 APTOI Comparison
APTOI decreased $1.2 billion primarily due to:
•lower net investment income of $1.0 billion primarily driven by lower variable investment income reflecting lower alternative investment income and lower yield enhancement income partially offset by higher base portfolio income. Net investment income in 2021 includes $253 million of investment income from affordable housing investments;
•higher DAC amortization of $116 million primarily due to higher amortization due to market conditions, partially offset by a lower net unfavorable impact of $169 million from the review and update of actuarial assumptions; and
•lower policy fees, net advisory fee and other income, net of advisory fee expenses of $100 million driven by a $51 million decrease from the sale of our retail mutual fund business in 2021, lower average separate accounts balances driven by negative equity market performance, higher interest rates and wider credit spreads.

Corebridge | Third Quarter 2022 Form 10-Q 106

ITEM 2 | Business Segment Operations

Segment Operations
Our business operations consist of five reportable segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities, variable annuities and retail mutual funds. On February 8, 2021, we announced the execution of a definitive agreement with Touchstone to sell certain assets of our retail mutual funds business. This Touchstone transaction closed on July 16, 2021. For further information on this sale, see Note 1 to our audited annual consolidated financial statements.
•Group Retirement – consists of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issues individual and group life insurance in the United Kingdom, and distributes medical insurance in Ireland.
•Institutional Markets – consists of SVW products, structured settlement and PRT annuities, Corporate Market products that include corporate-and bank-owned life insurance, private placement variable universal life and private placement variable annuities products and guaranteed investment contracts (“GICs”)
•Corporate and Other – consists primarily of:
–Corporate expenses not attributable to our other segments;
–interest expense on financial debt;
–results of our consolidated investment entities;
–institutional asset management business, which includes managing assets for non-consolidated affiliates; and
–results of our legacy insurance lines ceded to Fortitude Re.
The following tables summarize adjusted pre-tax operating income (loss) from our segments. See Note 3 to our interim condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Individual Retirement	$199	$257	$787	$1,391
Group Retirement	180	317	569	958
Life Insurance	103	121	151	90
Institutional Markets	83	142	285	418
Corporate and Other	(146)	33	(262)	(97)
Consolidation and elimination	4	2	14	(1)
Adjusted pre-tax operating income	$423	$872	$1,544	$2,759

Corebridge | Third Quarter 2022 Form 10-Q 107

ITEM 2 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues:
Premiums	$56	$68	$168	$125
Policy fees	203	244	637	717
Net investment income:
Base portfolio income	953	879	2,683	2,624
Variable investment income(a)	(13)	231	141	630
Net investment income	940	1,110	2,824	3,254
Advisory fee and other income(b)(c)	108	145	346	454
Total adjusted revenues	1,307	1,567	3,975	4,550
Benefits and expenses:
Policyholder benefits	165	205	494	418
Interest credited to policyholder account balances	488	487	1,392	1,346
Amortization of deferred policy acquisition costs	234	373	613	620
Non-deferrable insurance commissions	87	94	265	271
Advisory fee expenses	34	43	106	149
General operating expenses	100	98	318	319
Interest expense	—	10	—	36
Total benefits and expenses	$1,108	$1,310	$3,188	$3,159
Adjusted pre-tax operating income	$199	$257	$787	$1,391
(a)     Includes income from affordable housing of $37 million and $120 million for the three and nine months ended September 30, 2021.
(b)     Includes advisory fee income from registered investment services, 12b-1 fees (i.e., marketing and distribution fee income), and other asset management fee income.
(c)     Includes fee income of $3 million and $54 million for the three and nine months ended September 30, 2021, respectively, related to assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale.
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Fee income(a)	$311	$386	$983	$1,117
Spread income(b)	481	690	1,498	2,004
Policyholder benefits, net of premiums	(109)	(137)	(326)	(293)
Non-deferrable insurance commissions	(87)	(94)	(265)	(271)
Amortization of DAC and DSI	(263)	(440)	(679)	(716)
General operating expenses	(100)	(98)	(318)	(319)
Other(c)	(34)	(50)	(106)	(131)
Adjusted pre-tax operating income	$199	$257	$787	$1,391
(a) Fee income represents policy fees plus advisory fee and other income. Fee income excludes fee income of $3 million and $54 million for the three and nine months ended September 30, 2021, respectively, related to assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale.
(b) Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $29 million and $67 million for the three months ended September 30, 2022 and 2021, respectively, and $66 million and $96 million for the nine months ended September 30, 2022 and 2021, respectively.
(c) Other primarily represents interest expense and advisory fee expenses. The three and nine months ended September 30, 2021 includes fee income related to assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale.

Corebridge | Third Quarter 2022 Form 10-Q 108

ITEM 2 | Business Segment Operations
Financial Highlights
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 APTOI Comparison
APTOI decreased $58 million primarily due to:
•lower spread income of $209 million driven by a decrease in variable investment income of $244 million primarily due to lower alternative investment income of $144 million and lower yield enhancement income of $100 million, partially offset by higher base spread income of $35 million;
•lower fee income of $75 million primarily due to a decrease in mortality and expense (“M&E”) fees of $37 million and other fee income of $35 million due to lower variable annuity separate account assets driven by a decline in equity markets, higher interest rates and wider credit spreads; and
•higher DAC and DSI amortization and policyholder benefits, net of premiums of $29 million, excluding the review and update of actuarial assumptions primarily due to a decrease in the variable annuity separate account value.
partially offset by
•lower net unfavorable impact from the review and update of actuarial assumptions of $234 million.
Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 APTOI Comparison
APTOI decreased $604 million primarily due to:
•lower spread income of $506 million driven by a decrease in variable investment income of $489 million primarily due to lower alternative investment income of $252 million, lower yield enhancement income of $237 million and lower base spread income of $17 million;
•lower fee income of $134 million, primarily due to a decrease in M&E fees of $63 million and other fee income of $109 million due to lower variable annuity separate account assets driven by a decline in equity markets, higher interest rates and wider credit spreads; and
•higher DAC and DSI amortization and policyholder benefits, net of premiums of $230 million, excluding the review and update of actuarial assumptions, primarily due to a decrease in the variable annuity separate account value.
partially offset by
•lower net unfavorable impact from the review and update of actuarial assumptions of $234 million.
AUMA
The following table presents Individual Retirement AUMA by product:

	At September 30,	At December 31,
(in billions)	2022	2021
Fixed annuities	$51.0	$57.8
Fixed index annuities	29.6	31.8
Variable annuities:
Variable annuities - General Account	10.6	12.9
Variable annuities - Separate Accounts	43.3	57.7
Variable annuities	53.9	70.6
Total	$134.5	$160.2
Nine Months Ended September 30, 2022 to Year Ended December 31, 2021 AUMA Comparison
AUMA decreased $25.7 billion driven by lower variable annuities separate account assets of $14.4 billion, due to declines in the equity markets, higher interest rates and wider credit spreads. A decrease of $11.3 billion in the general account was driven by higher interest rates and wider credit spreads resulting in unrealized losses from fixed maturities securities, partially offset by positive net flows into the general account.

Corebridge | Third Quarter 2022 Form 10-Q 109

ITEM 2 | Business Segment Operations
Fee and Spread Income
The following table presents Individual Retirement fee and spread income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Fee income:
Policy fees	$203	$245	$637	$717
Advisory fees and other income(a)	108	141	346	400
Total fee income	311	386	983	1,117
Spread income:
Total spread income
Base portfolio income	953	879	2,683	2,624
Interest credited to policyholder account balances	(459)	(420)	(1,326)	(1,250)
Base spread income	494	459	1,357	1,374
Variable investment income, excluding affordable housing	(13)	194	141	510
Affordable housing	—	37	—	120
Total spread income(b)	$481	$690	$1,498	$2,004
(a) Excludes fee income of $3 million and $54 million for the three and nine months ended September 30, 2021, respectively, related to assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale.
(b) Excludes amortization of DSI assets of $29 million and $67 million for the three months ended September 30, 2022 and 2021, respectively, and $66 million and $96 million for the nine months ended September 30, 2022 and 2021, respectively.
The following table presents Individual Retirement net investment spread:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed annuities base net investment spread:
Base yield(a)	4.06%	3.93%	3.86%	3.98%
Cost of funds	2.61	2.56	2.59	2.59
Fixed annuities base net investment spread	1.45	1.37	1.27	1.39
Fixed index annuities base net investment spread:
Base yield(a)	3.92	3.76	3.80	3.80
Cost of funds	1.45	1.29	1.42	1.29
Fixed index annuities base net investment spread	2.47	2.47	2.38	2.51
Variable annuities base net investment spread:
Base yield(a)	3.94	4.21	3.84	4.04
Cost of funds	1.40	1.42	1.41	1.42
Variable annuities base net investment spread	2.54	2.79	2.43	2.62
Total Individual Retirement base net investment spread:
Base yield(a)	4.04	3.91	3.85	3.93
Cost of funds	2.10	2.05	2.09	2.08
Total Individual Retirement base net investment spread	1.94%	1.86%	1.76%	1.85%
(a) Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 Comparison and Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 Comparison
Refer to the Financial Highlights section above.
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Corebridge | Third Quarter 2022 Form 10-Q 110

ITEM 2 | Business Segment Operations

Premiums and Deposits	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Fixed annuities	$1,316	$633	$4,269	$2,209
Fixed index annuities	1,745	1,416	4,567	4,318
Variable annuities	731	1,197	2,457	3,822
Total(a)	$3,792	$3,246	$11,293	$10,349
(a)Excludes deposits of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale. Deposits from retail mutual funds were $11 million and $259 million for the three and nine months ended September 30, 2021, respectively.

Net Flows	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Fixed annuities	$(250)	$(576)	$(47)	$(1,871)
Fixed index annuities	1,306	1,037	3,371	3,192
Variable annuities	(360)	(221)	(1,126)	(475)
Total(a)	$696	$240	$2,198	$846
(a)Excludes net flows related to the assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale. Net flows from retail mutual funds were $(145) million and $(1.4) billion for the three and nine months ended September 30, 2021, respectively. Net flows for retail mutual funds represent deposits less withdrawals.
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 Comparison
Fixed Annuities Net outflows decreased $326 million over the prior year, primarily due to higher premiums and deposits of $683 million due to competitive pricing and higher interest rates, and lower death benefits of $34 million, partially offset by higher surrenders and withdrawals of $391 million.
Fixed Index Annuities Net inflows increased by $269 million primarily due to higher premiums and deposits of $329 million due to competitive pricing and higher interest rates, partially offset by higher surrenders and withdrawals of $44 million and higher death benefits of $16 million.
Variable Annuities Net outflows increased $139 million primarily due to lower premium and deposits of $466 million due to market volatility, partially offset by lower surrenders and withdrawals of $305 million and lower death benefits of $22 million.
Retail Mutual Funds There were no flows in 2022 due to the Touchstone sale in July 16, 2021. In 2021, Retail Mutual Fund premiums and deposits and net flows reflect customer activity of the funds that were transferred or liquidated in the third quarter of 2021.
Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 Comparison
Fixed Annuities Net outflows decreased by $1.8 billion over the prior year, primarily due to higher premiums and deposits of $2.1 billion due to competitive pricing and higher interest rates, and lower death benefits of $99 million, partially offset by higher surrenders and withdrawals of $335 million.
Fixed Index Annuities Net inflows increased by $179 million primarily due to higher premiums and deposits of $249 million due to competitive pricing and higher interest rates, partially offset by and higher surrenders and withdrawals of $34 million and higher death benefits of $36 million.
Variable Annuities Net outflows increased $651 million primarily due to lower premium and deposits of $1,365 million, due to market volatility, partially offset by lower surrenders and withdrawals of $649 million and lower death benefits of $65 million.
Retail Mutual Funds There were no flows in 2022 due to the Touchstone sale in July 16, 2021. In 2021, Retail Mutual Fund premiums and deposits and net flows reflect customer activity of the funds that were transferred or liquidated in the third quarter of 2021.

Corebridge | Third Quarter 2022 Form 10-Q 111

ITEM 2 | Business Segment Operations
Surrenders
The following table presents surrenders as a percentage of average reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed annuities	9.6%	6.6%	8.1%	7.2%
Fixed index annuities	4.6	4.4	4.2	4.6
Variable annuities	6.5	7.1	6.4	7.1
The following table presents reserves for fixed annuities, fixed index annuities and variable annuities by surrender charge category:

	At September 30,			At December 31,
	2022			2021
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$25,275	$2,011	$26,719	$26,419	$2,009	$34,030
Greater than 0% - 2%	2,075	1,452	7,362	2,091	1,681	10,925
Greater than 2% - 4%	2,260	3,950	4,958	2,424	4,195	9,884
Greater than 4%	18,334	24,400	12,794	16,443	22,489	13,219
Non-surrenderable	2,405	—	—	2,373	—	—
Total reserves	$50,349	$31,813	$51,833	$49,750	$30,374	$68,058
Individual Retirement annuities are typically subject to a three- to seven-year surrender charge period, depending on the product. For fixed and fixed index annuities, the proportion of reserves subject to surrender charge at September 30, 2022 increased compared to December 31, 2021 primarily due to growth in business. The increase in the proportion of reserves with no surrender charge for variable annuities as of September 30, 2022 compared to December 31, 2021 was principally due to normal aging of business.
Group Retirement
Group Retirement Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues:
Premiums	$3	$7	$16	$15
Policy fees	109	135	347	389
Net investment income:
Base portfolio income	485	480	1,389	1,434
Variable investment income(a)	6	126	117	376
Net investment income	491	606	1,506	1,810
Advisory fee and other income(b)	74	89	232	248
Total adjusted revenues	677	837	2,101	2,462
Benefits and expenses:
Policyholder benefits	24	32	78	58
Interest credited to policyholder account balances	286	289	853	859
Amortization of deferred policy acquisition costs	22	16	85	45
Non-deferrable insurance commissions	31	31	89	89
Advisory fee expenses	31	34	95	96
General operating expenses	103	109	332	329
Interest expense	—	9	—	28
Total benefits and expenses	497	520	1,532	1,504
Adjusted pre-tax operating income	$180	$317	$569	$958
(a)Includes income from affordable housing of $21 million and $69 million for the three and nine months ended September 30, 2021, respectively.
(b)Includes advisory fee income from registered investment services, 12b-1 fees (i.e., marketing and distribution fee income) and other asset management fee income, and commission-based broker dealer services.

Corebridge | Third Quarter 2022 Form 10-Q 112

ITEM 2 | Business Segment Operations
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Fee income(a)	$183	$224	$579	$637
Spread income(b)	207	319	663	959
Policyholder benefits, net of premiums	(21)	(25)	(62)	(43)
Non-deferrable insurance commissions	(31)	(31)	(89)	(89)
Amortization of DAC and DSI	(24)	(18)	(95)	(53)
General operating expenses	(103)	(109)	(332)	(329)
Other(c)	(31)	(43)	(95)	(124)
Adjusted pre-tax operating income	$180	$317	$569	$958
(a)    Fee income represents policy fee and advisory fee and other income.
(b)    Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $2 million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and $10 million and $8 million for the nine months ended September 30, 2022 and 2021, respectively.
(c)    Other consists of advisory fee expenses and interest expense.
Financial Highlights
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 APTOI Comparison
APTOI decreased $137 million, primarily due to:
•lower spread income of $112 million primarily driven by a decrease in variable investment income of $120 million due to lower income from alternative investments and yield enhancements, partially offset by higher base spread income of $8 million; and
•lower fee income, net of advisory fee expenses of $38 million primarily due to lower fee based assets driven by lower equity markets, higher interest rates and wider credit spreads.
Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 APTOI Comparison
APTOI decreased $389 million, primarily due to:
•lower spread income of $296 million primarily driven by a decrease in variable investment income of $259 million due to lower income from alternative investments and yield enhancements. In addition, there was lower base spread income of $37 million;
•higher DAC and DSI amortization and policyholder benefits, net of premiums, of $61 million mostly due to lower equity markets; and
•lower fee income, net of advisory fee expenses of $57 million primarily due to lower fee based assets driven by lower equity markets, higher interest rates and wider credit spreads.

Corebridge | Third Quarter 2022 Form 10-Q 113

ITEM 2 | Business Segment Operations
AUMA
The following table presents Group Retirement AUMA by product:

	At September 30,	At December 31,
(in billions)	2022	2021
AUMA by asset type:
In-plan spread based	$26.8	$32.5
In-plan fee based	44.6	60.3
Total in-plan AUMA(a)	71.4	92.8
Out-of-plan proprietary General Account	16.3	19.7
Out-of-plan proprietary Separate Accounts	10.0	13.5
Total out-of-plan proprietary annuities(b)	26.3	33.2
Advisory and brokerage assets	11.5	13.8
Total out-of-plan AUMA	37.8	47.0
Total AUMA	$109.2	$139.8
(a)    Includes $11.7 billion of AUMA at September 30, 2022 and $15.1 billion of AUMA at December 31, 2021 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)    Includes $3.8 billion of AUMA at September 30, 2022 and $4.9 billion of AUMA at December 31, 2021 in our proprietary advisory variable annuity. Together with our out-of-plan advisory and brokerage assets shown in the table above, we had a total of $15.3 billion of out-of-plan advisory assets at September 30, 2022 and $18.7 billion of out-of-plan advisory assets at December 31, 2021.
September 30, 2022 to December 31, 2021 AUMA Comparison
In-plan assets decreased by $21.4 billion primarily driven by equity market declines, wider credit spreads and higher interest rates resulting in lower unrealized gains from fixed maturity securities. Out-of-plan proprietary annuity assets decreased by $6.9 billion, declining as a result of the same drivers as described for in-plan assets. The decrease in advisory and brokerage assets of $2.3 billion was driven by equity market declines partially offset by net new client deposit growth.
Fee and Spread Income
The following table presents Group Retirement fee and spread income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Fee income:
Policy fees	$109	$135	$347	$389
Advisory fees and other income	74	89	232	248
Total fee income	$183	$224	$579	$637
Spread income:
Base portfolio income	$485	$480	$1,389	$1,434
Interest credited to policyholder account balances	(284)	(287)	(843)	(851)
Base spread income	201	193	546	583
Variable investment income, excluding affordable housing	6	105	117	307
Affordable housing	—	21	—	69
Total spread income(a)	$207	$319	$663	$959
(a) Excludes amortization of DSI assets of $2 million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and $10 million and $8 million for the nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Base net investment spread:
Base yield(a)	4.18%	4.12%	3.99%	4.13%
Cost of funds	2.59%	2.60%	2.58%	2.61%
Base net investment spread	1.59%	1.52%	1.41%	1.52%
(a) Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 Comparison and Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021
Refer to the Financial Highlights section above.

Corebridge | Third Quarter 2022 Form 10-Q 114

ITEM 2 | Business Segment Operations
Premiums and Deposits and Net Flows
For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities while deposits represent sales on investment-oriented products.
Net flows for annuity products included in Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals. For Group Retirement, client deposits into advisory and brokerage accounts less total client withdrawals from advisory and brokerage accounts are not included in net flows. Net new assets into these products contribute to growth in AUA rather than AUM.

Premiums and Deposits and Net Flows	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
In-plan(a)(b)	$1,471	$1,339	$4,274	$4,492
Out-of-plan proprietary variable annuity	236	347	776	977
Out-of-plan proprietary fixed and index annuities	332	145	649	435
Premiums and deposits(c)	$2,039	$1,831	$5,699	$5,904
Net Flows	$(788)	$(1,014)	$(2,155)	$(2,136)
(a)    In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)    Includes inflows related to in-plan mutual funds of $896 million and $727 million for the three months ended September 30, 2022 and 2021, respectively, and $2.5 billion and $2.3 billion for the nine months ended September 30, 2022 and 2021, respectively.
(c)    Excludes client deposits into advisory and brokerage accounts of $463 million and $664 million for the three months ended September 30, 2022 and 2021, respectively, and $1.6 billion and $1.9 billion for the nine months ended September 30, 2022 and 2021, respectively.
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 Comparison
Net flows remained negative but improved by $226 million primarily due to:
•increase in deposits of $208 million mainly driven by higher large plan acquisitions and higher out-of-plan annuity deposits
•decrease in surrenders, withdrawals and death benefits of $18 million, driven largely by a reduction of large plan surrenders; in general, net outflows are concentrated in fixed annuity products with higher contractual guaranteed minimum crediting rates.
Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 Comparison
Net flows remained negative and declined by $19 million primarily due to:
•decrease in deposits of $205 million mainly driven by lower group acquisitions; and
•increase in death and payout benefit annuity benefits of $42 million.
partially offset by:
•decrease in surrenders and withdrawals of $228 million, driven by a reduction of large plan surrenders; in general, net outflows are concentrated in fixed annuity products with higher contractual guaranteed minimum crediting rates.

Corebridge | Third Quarter 2022 Form 10-Q 115

ITEM 2 | Business Segment Operations
Surrenders
The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Surrenders as a percentage of average reserves and mutual funds	10.4%	9.1%	8.8%	8.6%
The following table presents reserves for Group Retirement annuities by surrender charge category:

	At September 30,		At December 31,
(in millions)	2022	(a)	2021	(a)
No surrender charge(b)	$68,789		$81,132
Greater than 0% - 2%	509		716
Greater than 2% - 4%	390		857
Greater than 4%	6,190		6,197
Non-surrenderable	749		810
Total reserves	$76,627		$89,712
(a)Excludes mutual fund assets under administration of $22.1 billion and $28.8 billion at September 30, 2022 and December 31, 2021, respectively.
(b)Certain general account reserves in this category are subject to either participant level or plan level withdrawal restrictions, where withdrawals are limited to 20% per year.
Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances, such as separation from service, without incurring tax penalties, regardless of surrender charge. At September 30, 2022, Group Retirement annuity reserves with no surrender charge decreased compared to December 31, 2021 primarily due to a decline in assets under management from lower equity markets.
Life Insurance
Life Insurance Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues:
Premiums	$422	$347	$1,284	$1,171
Policy fees	371	288	1,109	1,023
Net investment income:
Base portfolio income	305	317	911	944
Variable investment income(a)	2	123	102	297
Net investment income	307	440	1,013	1,241
Other income	28	29	94	80
Total adjusted revenues	1,128	1,104	3,500	3,515
Benefits and expenses:
Policyholder benefits	698	662	2,318	2,417
Interest credited to policyholder account balances	84	88	256	265
Amortization of deferred policy acquisition costs	59	(7)	192	110
Non-deferrable insurance commissions	30	36	104	100
General operating expenses	154	198	479	514
Interest expense	—	6	—	19
Total benefits and expenses	1,025	983	3,349	3,425
Adjusted pre-tax operating income	$103	$121	$151	$90
(a)     Includes income from affordable housing of $15 million and $48 million for the three and nine months ended September 30, 2021, respectively.

Corebridge | Third Quarter 2022 Form 10-Q 116

ITEM 2 | Business Segment Operations
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Underwriting margin(a)	$329	$322	$909	$801
General operating expenses	(154)	(198)	(479)	(514)
Non-deferrable insurance commissions	(30)	(36)	(104)	(100)
Amortization of DAC	(66)	(60)	(199)	(177)
Impact of annual actuarial assumption update	24	99	24	99
Interest expense	—	(6)	—	(19)
Adjusted pre-tax operating income	$103	$121	$151	$90
(a) Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances. Underwriting margin is also exclusive of the impacts from the annual assumption update.
Financial Highlights
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 APTOI Comparison
APTOI decreased $18 million, primarily due to:
•lower favorable impact from the review and update of actuarial assumptions of $75 million.
Partially offset by:
•lower general operating expenses of $44 million; and
•higher underwriting margin of $7 million from:
–higher premiums and fees, net of benefits, excluding actuarial assumption updates of $137 million driven by favorable mortality.
partially offset by:
–lower net investment income, net of interest credited of $129 million driven by $121 million lower variable investment income reflecting lower gains on call and tender income and reduced alternatives performance and $8 million lower base portfolio income, net of interest credited, driven by lower yields.
Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 APTOI Comparison
APTOI increased $61 million, primarily due to:
•higher underwriting margin of $108 million from:
–higher premiums and fees, net of benefits, excluding actuarial assumption updates of $313 million driven by favorable mortality and a $14 million increase other income from reinsurance gains partially offset by:
–lower net investment income, net of interest credited of $219 million driven by $195 million lower variable investment income reflecting lower gains on call and tender income and reduced alternatives performance and $24 million lower base portfolio income, net of interest credited, driven by lower yields; and
•lower in general operating expenses of $35 million.
Partially offset by:
•lower favorable impact from the review and update of actuarial assumptions of $75 million.
AUMA
The following table presents Life Insurance AUMA:

	At September 30,	At December 31,
(in billions)	2022	2021
Total AUMA	$26.7	$34.4

Corebridge | Third Quarter 2022 Form 10-Q 117

ITEM 2 | Business Segment Operations
September 30, 2022 to December 31, 2021 AUMA Comparison
AUMA decreased $7.7 billion in the nine months ended September 30, 2022 compared to the prior year-end due to net unrealized losses from fixed maturity securities driven by higher rates and a widening of credit spreads.
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Premiums	$422	$347	$1,284	$1,171
Policy fees	371	288	1,109	1,023
Net investment income	307	440	1,013	1,241
Other income	28	29	94	80
Policyholder benefits	(698)	(662)	(2,318)	(2,417)
Interest credited to policyholder account balances	(84)	(88)	(256)	(265)
Less: Impact of annual actuarial assumption update	(17)	(32)	(17)	(32)
Underwriting margin	$329	$322	$909	$801
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 Comparison and Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 Comparison
Refer to the Financial Highlights section above.
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Traditional Life	$444	$428	$1,316	$1,292
Universal Life	404	403	1,190	1,209
Other(a)	13	15	41	49
Total U.S.	861	846	2,547	2,550
International	196	199	616	580
Premiums and deposits	$1,057	$1,045	$3,163	$3,130
(a) Other includes Accident and Health business as well as Group benefits.
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $41 million in 2022 compared to the prior year primarily due to growth in international life premiums.
Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $87 million in 2022 compared to the prior year primarily due to growth in international life premiums.

Corebridge | Third Quarter 2022 Form 10-Q 118

ITEM 2 | Business Segment Operations
Institutional Markets
Institutional Markets Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues:
Premiums	$804	$499	$1,538	$1,624
Policy fees	49	47	145	140
Net investment income:
Base portfolio income	253	217	701	646
Variable investment income(a)	4	84	59	215
Net investment income	257	301	760	861
Other income	—	1	1	2
Total adjusted revenues	1,110	848	2,444	2,627
Benefits and expenses:
Policyholder benefits	915	598	1,863	1,896
Interest credited to policyholder account balances	85	75	215	221
Amortization of deferred policy acquisition costs	2	1	5	4
Non-deferrable insurance commissions	7	6	21	19
General operating expenses	18	24	55	62
Interest expense	—	2	—	7
Total benefits and expenses	1,027	706	2,159	2,209
Adjusted pre-tax operating income	$83	$142	$285	$418
(a)     Includes income from affordable housing of $5 million and $17 million for the three and nine months ended September 30, 2021. respectively.
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Fee income(a)	$16	$15	$47	$46
Spread income(b)	62	116	230	339
Underwriting margin(c)	19	33	60	80
Non-deferrable insurance commissions	(7)	(6)	(21)	(19)
General operating expenses	(18)	(24)	(55)	(62)
Other(d)	11	8	24	34
Adjusted pre-tax operating income	$83	$142	$285	$418
(a) Represents fee income on SVW products.
(b) Represents spread income on GIC, PRT and structured settlement products.
(c) Represents underwriting margin from Corporate Markets products, including private placement variable universal life insurance and private placement variable annuity products.
(d) Includes net investment income on SVW products of $2 million and $3 million for the three months ended September 30, 2022 and 2021, respectively, and $4 million and $8 million for the nine months ended September 30, 2022 and 2021, respectively.
Financial Highlights
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 APTOI Comparison
APTOI decreased $59 million primarily due to:
•lower spread income of $54 million driven by $60 million lower variable investment income, primarily lower private equity returns and call and tender income, $18 million higher policyholder benefits from growth in PRT business and $11 million higher interest credited to policyholder account balances in the GIC business, partially offset by $35 million higher base portfolio income primarily driven by growth in the PRT business; and
•lower underwriting margin of $14 million driven by lower variable investment income in the Corporate Markets businesses, primarily reflecting lower private equity returns and lower call and tender income.

Corebridge | Third Quarter 2022 Form 10-Q 119

ITEM 2 | Business Segment Operations
Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 APTOI Comparison
APTOI decreased $133 million primarily due to:
•lower spread income of $109 million driven by $124 million lower variable investment income, primarily private equity and call and tender income and $45 million higher policyholder benefits from growth in the PRT business. This was partially offset by $55 million higher base portfolio income driven by growth in PRT business;
•lower underwriting margin of $20 million driven by lower variable investment income reflecting lower call and tender income in the Corporate Markets business; and
•lower other activities of $10 million primarily due to higher policyholder benefits on PRT business.
AUMA
The following table presents Institutional Markets AUMA:

	At September 30,	At December 31,
(in billions)	2022	2021
SVW (AUA)	$45.8	$43.8
GIC, PRT and Structured settlements (AUM)	21.4	23.9
All other (AUM)	7.6	8.8
Total AUMA	$74.8	$76.5
September 30, 2022 to December 31, 2021 AUMA Comparison
AUMA decreased $1.7 billion, primarily due to the impact of the recent interest rate environment on asset valuations across the Institutional Markets businesses of $5.2 billion and benefit payments on the PRT, GIC and structured settlement products of $1.2 billion, partially offset by premiums and deposits of PRT, GIC and structured settlement products of $2.8 billion and higher SVW notional driven by net inflows from plan sponsors and plan participants of $1.9 billion.
Fee Income, Spread Income and Underwriting Margin
The following table presents Institutional Markets fee income, spread income and underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
SVW fees	$16	$15	$47	$46
Total fee income	16	15	47	46
Net investment income	221	246	648	717
Interest credited to policyholder account balances	(58)	(47)	(135)	(140)
Policyholder benefits	(101)	(83)	(283)	(238)
Total spread income(a)	62	116	230	339
Premiums	(10)	(9)	(28)	(27)
Policy fees (excluding SVW)	33	32	98	94
Net investment income	34	52	108	136
Advisory fee income	—	—	1	1
Policyholder benefits	(8)	(14)	(36)	(43)
Interest credited to policyholder account balances	(27)	(28)	(80)	(81)
Less: Impact of annual actuarial assumption update	(3)	—	(3)	—
Total underwriting margin(b)	$19	$33	$60	$80
(a) Represents spread income from GIC, PRT and structured settlement products.
(b) Represents underwriting margin from Corporate Markets products, including private placement variable universal life insurance and private placement variable annuity products.
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 Comparison and Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 Comparison
Refer to the Financial Highlights section above.

Corebridge | Third Quarter 2022 Form 10-Q 120

ITEM 2 | Business Segment Operations
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
PRT	$756	$485	$1,421	$1,556
GICs	1,000	450	1,000	1,000
Other(a)	141	59	353	168
Premiums and deposits	$1,897	$994	$2,774	$2,724
(a) Other principally consists of structured settlements, Corporate Markets and SVW product.
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 Comparison
Premiums and deposits increased in 2022 compared to the prior year by $0.9 billion, primarily due to higher deposits on GICs of $550 million and higher premiums on new PRT business of $271 million and sales of structured settlement annuities of $84 million. GICs and PRT were driven by the transactional nature of these businesses.
Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 Comparison
Premiums and deposits increased compared to the prior year period by $50 million, primarily due to higher premiums on sales of structured settlement annuities of $182 million; partially offset by lower premiums on new PRT business of $135 million.

Corebridge | Third Quarter 2022 Form 10-Q 121

ITEM 2 | Business Segment Operations
Corporate and Other
Corporate and other primarily consists of interest expense on financial debt, parent expenses not attributable to other segments, institutional asset management business, which includes managing assets for non-consolidated affiliates, results of our consolidated investment entities, and results of our legacy insurance lines ceded to Fortitude Re and intercompany eliminations.
Corporate and Other Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues:
Premiums(a)	$20	$21	$62	$65
Net investment income	39	122	361	304
Net realized gains on real estate investments	132	152	143	198
Other income	31	26	101	103
Total adjusted revenues	222	321	667	670
Benefits and expenses:
Non-deferrable insurance commissions	1	1	2	2
General operating expenses:
Corporate and other(a)(b)	65	56	174	171
Asset management(c)	32	32	123	119
Total general operating expenses	97	88	297	290
Interest expense:
Corporate	85	8	196	32
Asset Management and other(d)	59	42	153	184
Total interest expense	144	50	349	216
Total benefits and expenses	242	139	648	508
Noncontrolling interest(e)	(126)	(149)	(281)	(259)
Adjusted pre-tax operating loss before consolidation and eliminations	(146)	33	(262)	(97)
Consolidations and eliminations	4	2	14	(1)
Adjusted pre-tax operating loss	$(142)	$35	$(248)	$(98)
(a)Premiums include an expense allowance associated with Fortitude Re which is entirely offset in general and operating expenses – Corporate and other.
(b)General and operating expenses – Corporate and other include expenses incurred by AIG which were not billed to Corebridge. These amounts were $36 million and $108 million for the three and nine months ended September 30, 2021, respectively. As part of separation in 2022, these expenses are now directly incurred by Corebridge.
(c)General operating expenses – Asset management primarily represent the costs to manage the investment portfolio for affiliates that are not included in the consolidated financial statements of Corebridge.
(d)Interest expense – Asset Management relates to consolidated investment entities, the VIEs, for which we are the primary beneficiary; however, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us except in limited circumstances when we have provided a guarantee to the VIE’s interest holders. As of December 31, 2021, the VIEs for which Corebridge previously provided guarantees have been terminated. Interest expense on consolidated investment entities was $56 million and $40 million for the three months ended September 30, 2022 and 2021 and $146 million and $178 million for the nine months ended September 30, 2022 and 2021, respectively.
(e)Noncontrolling interests represent the third party or Corebridge affiliated interest in internally managed consolidated investment vehicles and are almost entirely offset within net investment income, net realized gains (losses) and interest expense. The retained interest for internal funds consolidated by entities within asset management entities in Corporate and other is immaterial.

Corebridge | Third Quarter 2022 Form 10-Q 122

ITEM 2 | Business Segment Operations
Corporate and Other Sources of Earnings
The following table presents the sources of earnings of the Corporate and Other segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Corporate expenses	$(49)	$(35)	$(114)	$(107)
Interest expense on financial debt	(85)	(8)	(196)	(32)
Asset Management	12	15	23	30
Consolidated investment entities(a)	14	62	22	25
Other(b)(c)	(34)	1	17	(14)
Adjusted pre-tax operating loss	$(142)	$35	$(248)	$(98)
(a) Includes $(25) million for the nine months ended September 30, 2021 of APTOI attributable to six transactions AIG entered into between 2012 and 2014 which securitized portfolios of certain debt securities, the majority of which were previously owned by Corebridge. During the year ended December 31, 2021, all six transactions were terminated. See Note 8 to our interim condensed consolidated financial statements.
(b) Includes $56 million for the nine months ended September 30, 2022 related to Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $100 million at September 30, 2022 and December 31, 2021, respectively.
(c) Includes $(41) million for the three and nine months ended September 30, 2022 related non-recurring losses associated with the unwind of internal securitizations with AIG as part of separation
Financial Highlights
Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021 APTOI Comparison
Adjusted pre-tax operating loss of $142 million in 2022 compared to an APTOI of $35 million in 2021, an unfavorable change of $177 million, was primarily due to:
•higher interest expense on financial debt of $77 million primarily due to the issuance of senior unsecured notes, hybrid junior subordinated notes and borrowing under our 3-Year DDTL facility in 2022 totaling $9.0 billion and the interest expense from the $8.3 billion affiliated promissory note to AIG. We used a portion of the proceeds from the these debt issuances to repay the $8.3 billion affiliated promissory note to AIG. For more information on these transactions, see Note 11 to our interim condensed consolidated financial statements;
•lower income from consolidated investment entities of $48 million primarily driven by lower mark to market and realized gains from real estate funds; and
•unfavorable change from other sources of earnings of $35 million primarily net investment losses from certain legacy investments.
Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021 APTOI Comparison
Adjusted pre-tax operating loss of $248 million in 2022 compared to an adjusted pre-tax operating loss of $98 million in 2021, an unfavorable change of $150 million, was primarily due to:
•higher interest expense on financial debt of $164 million primarily due to the issuance of senior unsecured notes, hybrid junior subordinated notes and borrowing under our 3-Year DDTL facility in 2022 totaling $9.0 billion and the interest expense from the $8.3 billion affiliated promissory note to AIG. We used a portion of the proceeds from the these debt issuances to repay the $8.3 billion affiliated promissory note to AIG. For more information on these transactions, see Note 11.
Partially offset by:
•favorable change from other sources of earnings of $31 million primarily due to a $56 million gain related to a change in value of our minority investment in Fortitude Re partially offset by net investment losses from certain legacy investments.

Corebridge | Third Quarter 2022 Form 10-Q 123

ITEM 2 | Investments

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector, issuer and geographic perspectives. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, (“CLOs”), other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At September 30, 2022, for $180.2 billion of invested assets supporting our insurance operating companies, approximately 46% are in corporate debt securities with no one industry representing more than 26%. Mortgage- backed securities (“MBS”), ABS and CLOs represent 30% of our fixed income securities and 98% are investment grade. At December 31, 2021, for $212.5 billion of invested assets supporting our insurance operating companies, approximately 52% are in corporate debt securities with no one industry representing more than 25%. MBS, ABS and CLOs represent 25% of our fixed income securities and 98% are investment grade.
See “Business—Our Segments—Investment Management” in the Prospectus for further information, including current and future management of our investment portfolio.
Key Investment Strategies
Investment strategies are assessed at the segment level and involve considerations that include local and general market conditions, duration and cash flow management, risk appetite and volatility constraints, rating agency and regulatory capital considerations, and tax and legal investment limitations.
Blackstone is managing an initial $50 billion of assets in our investment portfolio, with that amount increasing by increments of $8.5 billion per year for the next five years beginning in the fourth quarter of 2022, for an aggregate of $92.5 billion by third quarter 2027. We expect Blackstone to invest these assets primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit. Blackstone’s credit and lending strategy is to control all significant components of the underwriting and pricing processes and to facilitate bespoke opportunities with strong credit protection and attractive risk-adjusted returns. Blackstone seeks to capture enhanced economics to those available in the traditional fixed income markets by going directly to the lending source, disintermediating traditional originators, banks and the securitization markets.
In connection with our entry into a binding letter of intent with BlackRock in March 2022, pursuant to which certain of our insurance company subsidiaries have entered into separate investment management agreements with BlackRock, we expect to transfer approximately $90 billion of liquid fixed income and certain private placement assets in the aggregate to BlackRock by the end of 2022. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions.
Some of our key investment strategies are as follows:
•our fundamental strategy across the portfolios is to seek investments with characteristics similar to the associated insurance liabilities to the extent practicable;
•we seek to invest in a portfolio of investments that offer enhanced yield through illiquidity premiums, such as private placements and commercial mortgage loans, which also add portfolio diversification. These assets typically afford stronger credit protections through financial covenants, ability to customize structures that meet our insurance liability needs and deeper due diligence;
•we have access to investments that provide diversification from local markets. To the extent we purchase these investments, we generally hedge any currency risk using derivatives, which could provide opportunities to earn higher risk-adjusted returns compared to assets in the functional currency;
•we actively manage our assets and liabilities, counterparties and duration. Our liquidity sources are held primarily in the form of cash, short-term investments and publicly traded, investment-grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. Certain of our subsidiaries are members of the Federal Home Loan Banks in their respective districts, and we borrow from the FHLB utilizing its funding agreement program. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. This strategy allows us to both diversify our sources of liquidity and reduce the cost of maintaining sufficient liquidity;
•within the United States, investments are generally split between reserve-backing and surplus portfolios; and

Corebridge | Third Quarter 2022 Form 10-Q 124

ITEM 2 | Investments
–insurance reserves are backed by mainly investment-grade fixed maturity securities that meet our duration, risk-return, tax liquidity, credit quality and diversification objectives. We assess asset classes based on their fundamental underlying risk factors, including credit (public and private), commercial real estate and residential real estate regardless of whether such investments are bonds, loans or structured products.
–surplus investments seek to enhance portfolio returns and generally comprise a mix of fixed maturity investment grade and below-investment-grade securities and various alternative asset classes, including private equity, real estate equity and hedge funds. Over the past few years, hedge fund investments have been reduced with more emphasis given to private equity, real estate and below-investment-grade credit.
•outside of the United States, fixed maturity securities held by insurance companies consist primarily of investment-grade securities generally denominated in the currencies of the countries in which we operate.
Asset Liability Management
Our investment strategy is to provide net investment income to back policyholder benefit and deposit liabilities that result in stable distributable earnings and enhance portfolio value, subject to asset-liability management, capital, liquidity and regulatory constraints.
We use asset-liability management as a primary tool to monitor and manage interest and duration risk in our businesses. We maintain a diversified, high to medium quality portfolio of fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans that, to the extent practicable, match the duration characteristics of the liabilities. We seek to diversify the portfolio across asset classes, sectors and issuers to mitigate idiosyncratic portfolio risks. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, duration varies between distinct portfolios. The interest rate environment has a direct impact on the asset liability management profile of the businesses, and changes in the interest rate environment may result in the need to lengthen or shorten the duration of the portfolio. In a rising rate environment, we may shorten the duration of the investment portfolio.
Fixed maturity securities of our domestic operations have an average duration of 7.3 years as of September 30, 2022.
In addition, we seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to earnings fluctuations, they have historically achieved accumulative returns over time in excess of the fixed maturity portfolio returns.

Corebridge | Third Quarter 2022 Form 10-Q 125

ITEM 2 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
At September 30, 2022
Bonds available for sale:
U.S. government and government-sponsored entities	$929	$283	$1,212
Obligations of states, municipalities and political subdivisions	5,177	806	5,983
Non-U.S. governments(a)	3,768	397	4,165
Corporate debt(a)	88,653	12,826	101,479
Mortgage-backed, asset-backed and collateralized:
RMBS	10,929	864	11,793
CMBS	9,149	683	9,832
CLO	6,770	180	6,950
ABS	8,973	652	9,625
Total mortgage-backed, asset-backed and collateralized	35,821	2,379	38,200
Total bonds available for sale	134,348	16,691	151,039
Other bond securities	1,638	3,137	4,775
Total fixed maturities	135,986	19,828	155,814
Equity securities	143	1	144
Mortgage and other loans receivable:
Residential mortgages	4,899	—	4,899
Commercial mortgages	27,858	3,268	31,126
Life insurance policy loans	1,410	357	1,767
Commercial loans, other loans and notes receivable	4,536	211	4,747
Total mortgage and other loans receivable(b)	38,703	3,836	42,539
Other invested assets(c)	8,143	2,000	10,143
Short-term investments	5,007	159	5,166
Total(d)	$187,982	$25,824	$213,806
At December 31, 2021
Bonds available for sale:
U.S. government and government-sponsored entities	$1,255	$457	$1,712
Obligations of states, municipalities and political subdivisions	7,240	1,436	8,676
Non-U.S. governments(a)	5,579	818	6,397
Corporate debt(a)	118,715	21,348	140,063
Mortgage-backed, asset-backed and collateralized:
RMBS	13,850	1,108	14,958
CMBS	10,311	989	11,300
CLO	7,163	239	7,402
ABS	7,275	785	8,060
Total mortgage-backed, asset-backed and collateralized	38,599	3,121	41,720
Total bonds available for sale	171,388	27,180	198,568
Other bond securities	489	1,593	2,082
Total fixed maturities	171,877	28,773	200,650
Equity securities	241	1	242
Mortgage and other loans receivable:
Residential mortgages	4,671	—	4,671
Commercial mortgages	27,176	2,929	30,105
Life insurance policy loans	1,452	380	1,832
Commercial loans, other loans and notes receivable	2,530	250	2,780
Total mortgage and other loans receivable(b)	35,829	3,559	39,388
Other invested assets(c)	8,760	1,807	10,567
Short-term investments	5,421	50	5,471
Total(d)	$222,128	$34,190	$256,318
(a) Our credit exposure to the Russian Federation and Ukraine through our fixed maturity securities portfolio, excluding Fortitude Re funds withheld assets, was $21 million and $201 million at September 30, 2022 and December 31, 2021, respectively. The credit exposure to the Russian Federation and Ukraine of our Fortitude Re funds withheld assets fixed maturity securities portfolio was $14 million and $92 million at September 30, 2022 and December 31, 2021, respectively. Exposure to the Russian Federation and Ukraine represents an immaterial percentage of our aggregate credit exposures on our fixed maturity securities.

Corebridge | Third Quarter 2022 Form 10-Q 126

ITEM 2 | Investments
(b) Net of total allowance for credit losses for $548 million and $496 million at September 30, 2022 and December 31, 2021, respectively.
(c) Other invested assets, excluding Fortitude Re funds withheld assets, include $5.1 billion and $5.1 billion of private equity funds as of September 30, 2022 and December 31, 2021, respectively, which are generally reported on a one-quarter lag.
(d) Includes the consolidation of approximately $9.4 billion and $11.4 billion of consolidated investment entities at September 30, 2022 and December 31, 2021, respectively.
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	At September 30, 2022	At December 31, 2021
Public credit	$67,553	$97,912
Private credit	21,006	24,264
Structured	34,676	35,363
Mortgage loans(a)	35,938	32,764
Bank loans	4,125	3,670
U.S. government agency	6,513	8,480
Alternatives(d)	5,851	5,685
Cash and short-term investments	4,579	4,329
Total(b)(c)	$180,241	$212,467
(a) Does not reflect allowance for credit loss on mortgage loans of $480 million and $447 million at September 30, 2022 and December 31, 2021, respectively.
(b) Does not reflect policy loans of $1.4 billion and $1.5 billion at September 30, 2022 and December 31, 2021, respectively.
(c) Excludes approximately $9.4 billion and $11.4 billion of consolidated investment entities as well as $2.6 billion and $2.7 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at September 30, 2022 and December 31, 2021, respectively.
(d) Alternatives include private equity funds, which are generally reported on a one-quarter lag.
Credit Ratings
At September 30, 2022, nearly all our fixed maturity securities were held by our U.S. entities. 88% of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s, S&P, Fitch or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Investments team, with oversight from credit risk management, closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities.
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of September 30, 2022 and December 31, 2021, 90% and 92%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re Funds withheld assets, was 93% and 94% investment grade as of September 30, 2022 and December 31, 2021, respectively. The remaining below-investment-grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.

Corebridge | Third Quarter 2022 Form 10-Q 127

ITEM 2 | Investments
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
At September 30, 2022
Other fixed maturity securities	$43,267	$43,371	$86,638	$4,676	$6,363	$564	$268	$11,871	$98,509
Mortgage-backed, asset-backed and collateralized	30,878	5,451	36,329	143	75	27	868	1,113	37,442
Total(b)	$74,145	$48,822	$122,967	$4,819	$6,438	$591	$1,136	$12,984	$135,951
Fortitude Re funds withheld assets									$19,828
Total fixed maturities									$155,779
At December 31, 2021
Other fixed maturity securities	$59,367	$60,131	$119,498	$5,743	$6,698	$803	$58	$13,302	$132,800
Mortgage-backed, asset-backed and collateralized	35,241	3,402	38,643	146	88	20	180	434	39,077
Total	$94,608	$63,533	$158,141	$5,889	$6,786	$823	$238	$13,736	$171,877
Fortitude Re funds withheld assets									$28,773
Total fixed maturities									$200,650
(a)Includes $3.1 billion and $48 million of consolidated CLOs that are rated NAIC 4 and 5 as of September 30, 2022, respectively, and $3.4 billion and $50 million of NAIC 4 and 5 securities as of December 31, 2021, respectively,. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $35 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2022.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	At September 30, 2022	At December 31, 2021
NAIC 1	$75,985	$95,323
NAIC 2	48,796	63,934
NAIC 3	4,522	5,683
NAIC 4	3,379	3,434
NAIC 5 and 6	967	1,150
Total(a)(b)	$133,649	$169,524
(a) Excludes approximately $3.5 billion and $3.7 billion of consolidated investment entities and $1.2 billion and $1.4 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at September 30, 2022 and December 31, 2021, respectively.
(b) Excludes $35 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2022.
Composite Corebridge Credit Ratings
With respect to our fixed maturity securities, the credit ratings in the table below and in subsequent tables reflect: (i) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the rating assigned by the NAIC SVO (99% of total fixed maturity securities), or (ii) our equivalent internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.

Corebridge | Third Quarter 2022 Form 10-Q 128

ITEM 2 | Investments
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
At September 30, 2022
Other fixed maturity securities	$44,433	$42,217	$86,650	$4,732	$5,236	$1,891	$11,859	$98,509
Mortgage-backed, asset-backed and collateralized	27,118	5,717	32,835	305	311	3,991	4,607	37,442
Total(c)	$71,551	$47,934	$119,485	$5,037	$5,547	$5,882	$16,466	$135,951
Fortitude Re funds withheld assets								$19,828
Total fixed maturities								$155,779
At December 31, 2021
Other fixed maturity securities	$61,496	$58,049	$119,545	$5,767	$5,014	$2,474	$13,255	$132,800
Mortgage-backed, asset-backed and collateralized	30,363	3,876	34,239	375	359	4,104	4,838	39,077
Total	$91,859	$61,925	$153,784	$6,142	$5,373	$6,578	$18,093	$171,877
Fortitude Re funds withheld assets								$28,773
Total fixed maturities								$200,650
(a) Includes $3.2 billion and $4.1 billion at September 30, 2022 and December 31, 2021, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework. For additional discussion on Purchased Credit Impaired Securities, see Note 5 to our audited annual consolidated financial statements.
(b) Includes $3.5 billion of consolidated CLOs as of September 30, 2022 and $3.7 billion as of December 31, 2021. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c) Excludes $35 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2022.
For a discussion of credit risks associated with Investments, see “Business—Our Segments—Investment Management—Credit Risk” in the Prospectus.

Corebridge | Third Quarter 2022 Form 10-Q 129

ITEM 2 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	At September 30, 2022	At December 31, 2021	At September 30, 2022	At December 31, 2021	At September 30, 2022	At December 31, 2021
Rating:
Other fixed maturity securities*
AAA	$2,423	$3,516	$—	$—	$2,423	$3,516
AA	18,242	23,214	9	—	18,251	23,214
A	23,759	34,766	—	—	23,759	34,766
BBB	42,215	58,045	2	4	42,217	58,049
Below investment grade	10,779	11,677	6	7	10,785	11,684
Non-rated	1,109	1,571	—	—	1,109	1,571
Total	$98,527	$132,789	$17	$11	$98,544	$132,800
Mortgage-backed, asset-
backed and collateralized
AAA	$11,007	$13,002	$26	$26	$11,033	$13,028
AA	10,717	12,173	86	83	10,803	12,256
A	5,195	4,957	87	122	5,282	5,079
BBB	5,302	3,820	415	56	5,717	3,876
Below investment grade	3,599	4,634	893	151	4,492	4,785
Non-rated	1	13	114	40	115	53
Total	$35,821	$38,599	$1,621	$478	$37,442	$39,077
Total
AAA	$13,430	$16,518	$26	$26	$13,456	$16,544
AA	28,959	35,387	95	83	29,054	35,470
A	28,954	39,723	87	122	29,041	39,845
BBB	47,517	61,865	417	60	47,934	61,925
Below investment grade	14,378	16,311	899	158	15,277	16,469
Non-rated	1,110	1,584	114	40	1,224	1,624
Total	$134,348	$171,388	$1,638	$489	$135,986	$171,877

Corebridge | Third Quarter 2022 Form 10-Q 130

ITEM 2 | Investments

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	At September 30, 2022	At December 31, 2021	At September 30, 2022	At December 31, 2021	At September 30, 2022	At December 31, 2021
Rating:
Other fixed maturity securities*
AAA	$425	$720	$22	$31	$447	$751
AA	3,610	5,444	675	227	4,285	5,671
A	3,750	6,359	91	109	3,841	6,468
BBB	5,793	9,873	757	384	6,550	10,257
Below investment grade	734	1,663	392	305	1,126	1,968
Non-rated	—	—	2	—	2	—
Total	$14,312	$24,059	$1,939	$1,056	$16,251	$25,115
Mortgage-backed, asset- backed and collateralized
AAA	$340	$517	$87	$31	$427	$548
AA	798	945	505	314	1,303	1,259
A	269	367	113	59	382	426
BBB	347	447	432	60	779	507
Below investment grade	624	838	60	72	684	910
Non-rated	1	7	1	1	2	8
Total	$2,379	$3,121	$1,198	$537	$3,577	$3,658
Total
AAA	$765	$1,237	$109	$62	$874	$1,299
AA	4,408	6,389	1,180	541	5,588	6,930
A	4,019	6,726	204	168	4,223	6,894
BBB	6,140	10,320	1,189	444	7,329	10,764
Below investment grade	1,358	2,501	452	377	1,810	2,878
Non-rated	1	7	3	1	4	8
Total	$16,691	$27,180	$3,137	$1,593	$19,828	$28,773

Corebridge | Third Quarter 2022 Form 10-Q 131

ITEM 2 | Investments

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	At September 30, 2022	At December 31, 2021	At September 30, 2022	At December 31, 2021	At September 30, 2022	At December 31, 2021
Rating:
Other fixed maturity securities*
AAA	$2,848	$4,236	$22	$31	$2,870	$4,267
AA	21,852	28,658	684	227	22,536	28,885
A	27,509	41,125	91	109	27,600	41,234
BBB	48,008	67,918	759	388	48,767	68,306
Below investment grade	11,513	13,340	398	312	11,911	13,652
Non-rated	1,109	1,571	2	—	1,111	1,571
Total	$112,839	$156,848	$1,956	$1,067	$114,795	$157,915
Mortgage-backed, asset-backed and collateralized
AAA	$11,347	$13,519	$113	$57	$11,460	$13,576
AA	11,515	13,118	591	397	12,106	13,515
A	5,464	5,324	200	181	5,664	5,505
BBB	5,649	4,267	847	116	6,496	4,383
Below investment grade	4,223	5,472	953	223	5,176	5,695
Non-rated	2	20	115	41	117	61
Total	$38,200	$41,720	$2,819	$1,015	$41,019	$42,735
Total
AAA	$14,195	$17,755	$135	$88	$14,330	$17,843
AA	33,367	41,776	1,275	624	34,642	42,400
A	32,973	46,449	291	290	33,264	46,739
BBB	53,657	72,185	1,606	504	55,263	72,689
Below investment grade	15,736	18,812	1,351	535	17,087	19,347
Non-rated	1,111	1,591	117	41	1,228	1,632
Total	$151,039	$198,568	$4,775	$2,082	$155,814	$200,650
* Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	At September 30, 2022			At December 31, 2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Indonesia	$354	$31	$385	$472	$50	$522
Chile	315	17	332	443	28	471
United Arab Emirates	286	12	298	276	113	389
Qatar	207	87	294	372	19	391
Mexico	221	24	245	299	74	373
Saudi Arabia	189	21	210	258	29	287
Panama	139	28	167	206	34	240
China	150	13	163	177	30	207
Israel	155	7	162	225	—	225
Norway	161	—	161	199	8	207
Other	1,591	178	1,769	2,652	450	3,102
Total	$3,768	$418	$4,186	$5,579	$835	$6,414

Corebridge | Third Quarter 2022 Form 10-Q 132

ITEM 2 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	At September 30, 2022			At December 31, 2021
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$22,910	$2,694	$25,604	$29,317	$4,231	$33,548
Utilities	12,689	2,717	15,406	17,194	4,161	21,355
Communications	5,627	760	6,387	7,653	1,555	9,208
Consumer noncyclical	12,066	1,523	13,589	16,870	2,906	19,776
Capital goods	4,362	496	4,858	5,869	884	6,753
Energy	7,087	1,101	8,188	9,626	1,797	11,423
Consumer cyclical	6,587	570	7,157	8,605	946	9,551
Basic materials	3,124	471	3,595	4,210	820	5,030
Other	14,201	2,494	16,695	19,371	4,048	23,419
Total*	$88,653	$12,826	$101,479	$118,715	$21,348	$140,063
* 88% and 90% of investments were rated investment grade at September 30, 2022 and December 31, 2021, respectively.
Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 8% and 8% at September 30, 2022 and December 31, 2021, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Corebridge | Third Quarter 2022 Form 10-Q 133

ITEM 2 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	At September 30, 2022		At December 31, 2021
(in millions)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Agency RMBS	$4,547	42%	$5,909	43%
AAA	4,415		5,736
AA	132		173
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	2,763	25%	3,523	25%
AAA	—		4
AA	707		828
A	34		40
BBB	46		63
Below investment grade	1,976		2,588
Non-rated	—		—
Subprime RMBS	1,237	11%	1,522	11%
AAA	1		—
AA	39		37
A	64		99
BBB	54		61
Below investment grade	1,079		1,325
Non-rated	—		—
Prime non-agency	1,275	12%	1,851	13%
AAA	226		290
AA	692		838
A	124		207
BBB	48		191
Below investment grade	185		325
Non-rated	—		—
Other housing related	1,107	10%	1,045	8%
AAA	623		319
AA	212		497
A	172		196
BBB	94		23
Below investment grade	6		8
Non-rated	—		2
Total RMBS excluding Fortitude Re funds withheld assets	10,929	100%	13,850	100%
Total RMBS Fortitude Re funds withheld assets	864		1,108
Total RMBS(a)(b)	$11,793		$14,958
(a) Includes $3.2 billion and $4.1 billion at September 30, 2022 and December 31, 2021, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework. For additional discussion on Purchased Credit Impaired Securities, see Note 5 to our audited annual consolidated financial statements.
(b) The weighted average expected life was 6 years at September 30, 2022 and 5 years at December 31, 2021.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | Third Quarter 2022 Form 10-Q 134

ITEM 2 | Investments
Investments in CMBS
The following table presents our CMBS available for sale securities:

	September 30, 2022		December 31, 2021
(in millions)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
CMBS (traditional)	$7,743	85%	$8,333	81%
AAA	3,802		4,447
AA	2,516		2,675
A	671		446
BBB	498		408
Below investment grade	256		357
Non-rated	—		—
Agency	1,036	11%	1,309	13%
AAA	492		619
AA	536		676
A	—		—
BBB	8		14
Below investment grade	—		—
Non-rated	—		—
Other	370	4%	669	6%
AAA	72		91
AA	120		143
A	90		309
BBB	87		116
Below investment grade	—		1
Non-rated	1		9
Total excluding Fortitude Re funds withheld assets	9,149	100%	10,311	100%
Total Fortitude Re funds withheld assets	683		989
Total	$9,832		$11,300
The fair value of CMBS holdings decreased slightly during the nine months ended September 30, 2022. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Corebridge | Third Quarter 2022 Form 10-Q 135

ITEM 2 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available for sale securities by collateral type:

	September 30, 2022		December 31, 2021
(in millions)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
CDO - bank loan (CLO)	$6,753	43%	$6,318	44%
AAA	998		1,078
AA	3,381		3,599
A	2,055		1,494
BBB	315		142
Below investment grade	4		5
Non-rated	—		—
CDO - other	18	—%	845	6%
AAA	—		—
AA	18		824
A	—		—
BBB	—		—
Below investment grade	—		21
Non-rated	—		—
ABS	8,972	57%	7,275	50%
AAA	378		418
AA	2,364		1,883
A	1,985		2,166
BBB	4,152		2,802
Below investment grade	93		4
Non-rated	—		2
Total excluding Fortitude Re funds withheld assets	15,743	100%	14,438	100%
Total Fortitude Re funds withheld assets	832		1,024
Total	$16,575		$15,462
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

At September 30, 2022	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)
Investment-grade bonds
0-6 months	$58,091	$5,064	6,377	$20,391	$6,042	2,495	$40	$23	6	$78,522	$11,129	8,878
7-11 months	23,683	2,706	2,355	21,627	6,302	1,414	873	472	51	46,183	9,480	3,820
12 months or more	818	111	114	4,608	1,540	475	293	168	7	5,719	1,819	596
Total	82,592	7,881	8,846	46,626	13,884	4,384	1,206	663	64	130,424	22,428	13,294
Below-investment-grade bonds
0-6 months	5,463	309	1,581	762	220	271	60	40	28	6,285	569	1,880
7-11 months	4,006	299	1,448	715	183	109	8	5	11	4,729	487	1,568
12 months or more	2,158	125	690	605	170	79	31	22	11	2,794	317	780
Total	11,627	733	3,719	2,082	573	459	99	67	50	13,808	1,373	4,228
Total bonds
0-6 months	63,554	5,373	7,958	21,153	6,262	2,766	100	63	34	84,807	11,698	10,758
7-11 months	27,689	3,005	3,803	22,342	6,485	1,523	881	477	62	50,912	9,967	5,388
12 months or more	2,976	236	804	5,213	1,710	554	324	190	18	8,513	2,136	1,376
Total excluding Fortitude Re funds withheld assets	$94,219	$8,614	12,565	$48,708	$14,457	4,843	$1,305	$730	114	$144,232	$23,801	17,522
Total Fortitude Re funds withheld assets										$18,813	$3,851	951
Total										$163,045	$27,652	18,473

Corebridge | Third Quarter 2022 Form 10-Q 136

ITEM 2 | Investments

At December 31, 2021	Less Than or Equal to 20% of cost(b)			Greater than 20% to 50% of cost(b)			Greater than 50% of cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized loss	Items(e)	Cost(c)	Unrealized loss	Items(e)	Cost(c)	Unrealized loss	Items(e)	Cost(c)	Unrealized loss(d)	Items(e)
Investment-grade bonds
0-6 months	$22,675	$476	2,549	$14	$5	3	$1	$1	1	$22,690	$482	2,553
7-11 months	1,398	69	196	4	1	2	1	1	1	1,403	71	199
12 months or more	4,932	276	684	28	8	9	—	—	—	4,960	284	693
Total	29,005	821	3,429	46	14	14	2	2	2	29,053	837	3,445
Below-investment-grade bonds
0-6 months	3,902	76	1,385	11	4	12	4	3	7	3,917	83	1,404
7-11 months	972	23	440	20	5	6	1	1	1	993	29	447
12 months or more	1,624	66	417	202	51	26	51	35	18	1,877	152	461
Total	6,498	165	2,242	233	60	44	56	39	26	6,787	264	2,312
Total bonds
0-6 months	26,577	552	3,934	25	9	15	5	4	8	26,607	565	3,957
7-11 months	2,370	92	636	24	6	8	2	2	2	2,396	100	646
12 months or more	6,556	342	1,101	230	59	35	51	35	18	6,837	436	1,154
Total excluding Fortitude Re funds withheld assets	$35,503	$986	5,671	$279	$74	58	$58	$41	28	$35,840	$1,101	5,757
Total Fortitude Re funds withheld assets										$4,856	$174	556
Total										$40,696	$1,275	6,313
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at September 30, 2022 and December 31, 2021.
(c)For bonds, represents amortized cost net of allowance.
(d)The effect on net income of unrealized losses after taxes may be mitigated upon realization because certain realized losses may result in current decreases in the amortization of certain DAC.
(e)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $5 million and $5 million for investment grade bonds, and $88 million and $73 million for below-investment-grade bonds as of September 30, 2022 and December 31, 2021, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the three- and nine-month periods ended September 30, 2022, was primarily attributable to decrease in the fair value of fixed maturity securities. For the three-month period ended September 30, 2022, net unrealized losses related to fixed maturity securities were $10.0 billion due primarily to a significant increase in interest rates and widening of credit spreads. For the nine months ended September 30, 2022, net unrealized losses were $42.3 billion due to an increase in interest rates.
The change in net unrealized gains and losses on investments for the three- and nine-month periods ended September 30, 2021 was primarily attributable to decreases in the fair value of fixed maturity securities. For the three-month period ended September 30, 2021, net unrealized losses related to fixed maturity securities increased by $1.7 billion due primarily to an increase in rates and widening of credit spreads. For the nine months ended September 30, 2021, net unrealized losses related to fixed maturity securities increased by $6.6 billion due primarily to an increase in interest rates.
For further discussion of our investment portfolio, see Notes 4 and 5 of the Notes to the interim condensed consolidated financial statements.

Corebridge | Third Quarter 2022 Form 10-Q 137

ITEM 2 | Investments
Commercial Mortgage Loans
At September 30, 2022 and December 31, 2021, we had direct commercial mortgage loan exposure of $31.6 billion and $30.5 billion, respectively. At September 30, 2022 and December 31, 2021, we had an allowance for credit losses of $465 million and $423 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percentage of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
At September 30, 2022
State:
New York	52	$1,102	$3,865	$277	$368	$71	$—	$5,683	20%
California	45	416	800	113	1,129	616	13	3,087	11%
New Jersey	48	1,888	143	319	407	7	21	2,785	10%
Texas	34	677	690	137	155	143	—	1,802	6%
Florida	45	355	120	214	151	354	—	1,194	4%
Massachusetts	11	461	269	474	16	—	—	1,220	4%
Illinois	13	480	353	3	41	—	21	898	3%
Pennsylvania	14	77	94	190	191	24	—	576	2%
District of Columbia	7	368	52	—	—	11	—	431	2%
Ohio	15	81	7	85	188	—	—	361	1%
Other States	92	1,475	337	553	652	302	3	3,322	12%
Foreign	58	3,665	1,326	304	1,127	273	201	6,896	25%
Total*	434	$11,045	$8,056	$2,669	$4,425	$1,801	$259	$28,255	100%
Fortitude Re funds withheld assets								$3,336
Total Commercial Mortgages								$31,591
At December 31, 2021
State:
New York	66	$1,857	$3,645	$254	$359	$71	$—	$6,186	23%
California	45	363	813	172	449	633	13	2,443	9
New Jersey	35	1,782	22	344	201	8	22	2,379	9
Texas	38	458	811	150	158	143	—	1,720	6
Florida	48	271	152	217	165	261	—	1,066	4
Massachusetts	11	425	203	485	16	—	—	1,129	4
Illinois	15	468	348	9	45	—	21	891	3
Pennsylvania	7	344	53	—	—	12	—	409	1
District of Columbia	18	83	7	88	160	—	—	338	1
Ohio	19	78	105	337	66	25	—	611	2
Other States	113	1,323	433	656	394	305	—	3,111	11
Foreign	56	3,925	1,228	714	845	315	245	7,272	27
Total*	471	$11,377	$7,820	$3,426	$2,858	$1,773	$301	$27,555	100%
Fortitude Re funds withheld assets								$2,973
Total Commercial Mortgages								$30,528
*Does not reflect allowance for credit losses.

Corebridge | Third Quarter 2022 Form 10-Q 138

ITEM 2 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
At September 30, 2022
Loan-to-value ratios(b)
Less than 65%	$18,017	$2,276	$944	$21,237
65% to 75%	4,626	289	741	5,656
76% to 80%	299	—	—	299
Greater than 80%	473	222	368	1,063
Total commercial mortgages excluding Fortitude Re(c)	$23,415	$2,787	$2,053	$28,255
Total commercial mortgages including Fortitude Re				$3,336
Total commercial mortgages				$31,591
December 31, 2021
Loan-to-value ratios(b)
Less than 65%	$15,526	$3,081	$1,736	$20,343
65% to 75%	4,629	1,044	341	6,014
76% to 80%	237	—	52	289
Greater than 80%	758	45	106	909
Total commercial mortgages excluding Fortitude Re(c)	$21,150	$4,170	$2,235	$27,555
Total commercial mortgages including Fortitude Re				$2,973
Total commercial mortgages				$30,528
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.0X and 1.9X at September 30, 2022 and December 31, 2021, respectively. The debt service coverage ratios have been updated within the last three months.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 57% and 57% at September 30, 2022 and December 31, 2021, respectively. The loan-to-value ratios have been updated within the last three to nine months.
(c)Does not reflect allowance for credit losses.

Corebridge | Third Quarter 2022 Form 10-Q 139

ITEM 2 | Investments
Residential Mortgage Loans
At September 30, 2022 and December 31, 2021, we had direct residential mortgage loan exposure of $4.9 billion and $4.7 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

At September 30, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO:(a)
780 and greater	$204	$1,938	$653	$226	$76	$347	$3,444
720 - 779	219	655	163	74	30	113	1,254
660 - 719	13	76	28	15	8	39	179
600 - 659	—	3	2	1	2	10	18
Less than 600	—	—	—	1	—	5	6
Total residential mortgages(b)(c)	$436	$2,672	$846	$317	$116	$514	$4,901

At December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO:(a)
780 and greater	$1,398	$678	$284	$100	$107	$325	$2,892
720 - 779	1,118	225	83	41	36	94	1,597
660 - 719	44	39	20	11	13	33	160
600 - 659	1	1	2	3	2	6	15
Less than 600	—	—	—	1	1	6	8
Total residential mortgages(b)(c)	$2,561	$943	$389	$156	$159	$464	$4,672
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last three months.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on commercial mortgage loans, see Note 6 of the Notes to the interim condensed consolidated financial statements.
For additional discussion on credit losses, see Note 5 of the Notes to the interim condensed consolidated financial statements.
Net Realized Gains and Losses

Three Months Ended September 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(42)	$(62)	$(104)	$32	$136	$168
Change in allowance for credit losses on fixed maturity securities	(9)	8	(1)	(6)	1	(5)
Change in allowance for credit losses on loans	(40)	(22)	(62)	19	2	21
Foreign exchange transactions, net of related hedges	522	44	566	141	3	144
Variable annuity embedded derivatives, net of related hedges	442	—	442	59	—	59
Index annuity and indexed life embedded derivatives, net of related hedges	198	—	198	81	—	81
All other derivatives and hedge accounting	120	(89)	31	1	(24)	(23)
Sale of alternative investments and real estate	137	32	169	200	51	251
Other	(2)	—	(2)	70	—	70
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	1,326	(89)	1,237	597	169	766
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	1,463	1,463	—	(195)	(195)
Net realized gains (losses)	$1,326	$1,374	$2,700	$597	$(26)	$571

Corebridge | Third Quarter 2022 Form 10-Q 140

ITEM 2 | Investments

Nine Months Ended September 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(304)	$(185)	$(489)	$87	$491	$578
Change in allowance for credit losses on fixed maturity securities	(56)	(32)	(88)	39	3	42
Change in allowance for credit losses on loans	(53)	(22)	(75)	103	5	108
Foreign exchange transactions, net of related hedges	1,027	82	1,109	278	17	295
Variable annuity embedded derivatives, net of related hedges	1,402	—	1,402	85	—	85
Index annuity and indexed life embedded derivatives, net of related hedges	1,024	—	1,024	150	—	150
All other derivatives and hedge accounting	105	(151)	(46)	(3)	(86)	(89)
Sale of alternative investments and real estate	147	35	182	257	52	309
Other	(10)	1	(9)	211	—	211
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	3,282	(272)	3,010	1,207	482	1,689
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	6,694	6,694	—	(29)	(29)
Net realized gains (losses)	$3,282	$6,422	$9,704	$1,207	$453	$1,660
Higher Net realized gains excluding Fortitude Re funds withheld assets in the three- and nine-month periods ended September 30, 2022 compared to same periods in the prior year were due primarily to higher derivative gains, which were partially offset by losses in sales of securities versus lower gains in the prior periods.
Variable annuity embedded derivatives, net of related hedges, reflected higher gains in the three- and nine-month periods ended September 30, 2022 compared to the same periods in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or ‘‘own credit’’ risk adjustment used in the valuation of the variable annuities with GMWB embedded derivative, which are not hedged as part of our economic hedging program.
Net realized gains on Fortitude Re funds withheld assets primarily reflect increases in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to Corebridge as the appreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re.
For further discussion of our investment portfolio, see Note 5 of the Notes to the interim condensed consolidated financial statements.
Other Invested Assets
We seek to enhance returns through investment in a diversified portfolio of alternative asset classes, including private equity, real estate equity and hedge funds.
The following table presents the carrying value of our other invested assets by type:

	At September 30, 2022			At December 31, 2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)(b)	$5,879	$1,861	$7,740	$5,921	$1,606	$7,527
Investment real estate(c)	1,698	139	1,837	2,148	201	2,349
All other investments(d)	566	—	566	691	—	691
Total	$8,143	$2,000	$10,143	$8,760	$1,807	$10,567
(a)At September 30, 2022, included hedge funds of $856 million and private equity funds of $6.9 billion. At December 31, 2021, included hedge funds of $1.0 billion and private equity funds of $6.5 billion. Amounts include Fortitude Re funds withheld assets. Private equity funds are generally reported on a one-quarter lag.
(b)At September 30, 2022, 63% of our hedge fund portfolio is available for redemption in 2022. The remaining 37% will be available for redemption between 2023 and 2028. At December 31, 2021, approximately 73% of our hedge fund portfolio is available for redemption in 2022. The remaining 27% will be available for redemption between 2023 and 2028.
(c)Net of accumulated depreciation of $607 million and $493 million at September 30, 2022 and December 31, 2021, respectively. The accumulated depreciation related to the investment real estate held by affordable housing partnerships is $123 million and $123 million at September 30, 2022 and December 31, 2021, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Holdings, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Holdings totaled $156 million and $100 million at September 30, 2022 and December 31, 2021, respectively.

Corebridge | Third Quarter 2022 Form 10-Q 141

ITEM 2 | Investments
Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities and fixed maturity securities as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with foreign denominated investments, net capital exposures and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities and economically hedge certain investments. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, CDSs and purchases of investments with embedded derivatives, such as equity linked notes and convertible bonds.
We designated certain derivatives entered into with related parties as fair value hedges of available-for-sale investment securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards and cross-currency swaps designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. We also designated certain interest rate swaps entered into with related parties as fair value hedges of fixed rate GICs and commercial mortgage loans attributable to changes in benchmark interest rates.
Credit risk associated with derivative counterparties exists for a derivative contract when that contract has a positive fair value to us. The maximum potential exposure may increase or decrease during the life of the derivative commitments as a function of maturity and market conditions. All derivative transactions must be transacted within counterparty limits.
We utilize various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives, margin agreements and subordination, to reduce the credit risk related to outstanding financial derivative transactions. We require credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction size and maturity. Furthermore, we enter into certain agreements that have the benefit of set-off and close-out netting provisions, such as ISDA Master Agreements. These provisions provide that, in the case of an early termination of a transaction, we can set off receivables from a counterparty against payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated fair values.
For additional information on embedded derivatives, see Notes 4 and 9 of the Notes to the interim condensed consolidated financial statements.

Corebridge | Third Quarter 2022 Form 10-Q 142

ITEM 2 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	At September 30, 2022				At December 31, 2021
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$293	$224	$1,806	$84	$352	$274	$980	$14
Foreign exchange contracts	4,985	903	281	3	3,705	244	2,518	49
Derivatives not designated as hedging instruments(a)
Interest rate contracts	15,456	641	18,418	2,467	21,811	1,078	21,129	1,377
Foreign exchange contracts	7,981	1,193	1,140	261	3,883	405	5,112	307
Equity contracts	24,435	554	8,584	84	60,192	4,670	38,734	4,071
Credit contracts	—	—	—	—	—	1	—	—
Other contracts(b)	45,833	16	45	—	43,839	13	133	—
Total derivatives, excluding Fortitude Re funds withheld	$98,983	$3,531	$30,274	$2,899	$133,782	$6,685	$68,606	$5,818
Total derivatives, Fortitude Re fund withheld	$4,823	$1,003	$5,316	$647	$8,602	$582	$2,932	$195
Total derivatives, gross	103,806	4,534	35,590	3,546	142,384	7,267	71,538	6,013
Counterparty netting(c)		(3,359)		(3,359)		(5,785)		(5,785)
Cash collateral(d)		(831)		(104)		(798)		(37)
Total derivatives on condensed consolidated balance sheets(e)		$344		$83		$684		$191
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Consists primarily of SVWs and contracts with multiple underlying exposures.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $4.0 million at September 30, 2022 and zero at December 31, 2021. Fair value of liabilities related to bifurcated embedded derivatives was $7.2 billion and $17.7 billion, respectively, at September 30, 2022 and December 31, 2021. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re.
For additional information, see Note 9 of the Notes to the interim condensed consolidated financial statements.

Corebridge | Third Quarter 2022 Form 10-Q 143

ITEM 2 | Insurance Businesses

Insurance Businesses
SIGNIFICANT REINSURANCE AGREEMENTS, VARIABLE ANNUITY GUARANTEED BENEFITS AND HEDGING RESULTS, DAC AND VOBA, AND ACTUARIAL UPDATES
The following section provides discussion of our significant reinsurance agreements, variable annuity guaranteed benefits, DACs, VOBAs and actuarial updates regarding our business segments.
Significant Reinsurance Agreements
In the first quarter of 2018, AIG entered into a series of reinsurance transactions with Fortitude Re related to certain run-off operations (i.e., non-core insurance lines for which policies are still in force until they lapse or otherwise terminate but new policies are no longer issued). As of September 30, 2022 and December 31, 2021, approximately $28.0 billion and $28.5 billion, respectively, of reserves from our run-off lines (i.e., certain annuities written prior to April 2012, along with exposures to whole life, LTC and exited accident and health product lines) related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions. We currently own a less than 3% indirect interest in Fortitude Re.
Refer to “Significant Factors Impacting Our Results” for additional information on the Fortitude Re reinsurance agreements.
Effective July 1, 2016, AGL entered into an agreement to cede approximately $5 billion of statutory reserves for certain whole life policies to an unaffiliated reinsurer. Effective December 31, 2016, AGL recaptured term and universal life reserves of $16 billion from AGC, subject to the NAIC’s Model Regulation “Valuation of Life Insurance Policies” (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) and ceded approximately $14 billion of such statutory reserves to the same unaffiliated reinsurer under an amendment to the July 1, 2016 agreement.
For a summary of significant reinsurers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Reinsurance Recoverable” in the Prospectus.
For a summary of statutory permitted practices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Statutory Financial Data and Restrictions—Statutory Permitted Accounting Practice” in the Prospectus.
Variable Annuity Guaranteed Benefits and Hedging Results
Our Individual Retirement and Group Retirement businesses offer variable annuity products with GMWB riders that provide guaranteed living benefit features. The liabilities for GMWB are accounted for as embedded derivatives measured at fair value. The fair value of the embedded derivatives may fluctuate significantly based on market interest rates, equity prices, credit spreads, market volatility, policyholder behavior and other factors.
In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWB, including exposures to changes in interest rates, equity prices, credit spreads and volatility. The hedging program utilizes derivative instruments, including, but not limited to, equity options, futures contracts and interest rate swap and swaption contracts, as well as fixed maturity securities with a fair value election.
For additional discussion of market risk management related to these product features, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” in the Prospectus.
Differences in Valuation of Embedded Derivatives and Economic Hedge Target
Our variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic risks in our GMWB riders. The economic hedge target differs from the GAAP valuation of the GMWB embedded derivatives, creating volatility in our net income (loss) primarily due to the following:
•the economic hedge target includes 100% of rider fees in present value calculations; the GAAP valuation reflects only those fees attributed to the embedded derivative such that the initial value at contract issue equals zero;
•the economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality and volatility; and
•the economic hedge target excludes the non-performance, or “own credit” risk adjustment used in the GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating the NPA spread to the curve used to discount projected benefit cash flows. Because the discount rate includes the NPA spread and other explicit risk margins, the GAAP valuation has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.
For more information on our valuation methodology for embedded derivatives within policyholder contract deposits, see Note 4 to the audited annual consolidated financial statements.

Corebridge | Third Quarter 2022 Form 10-Q 144

ITEM 2 | Insurance Businesses
The market value of the hedge portfolio compared to the economic hedge target at any point in time may be different and is not expected to be fully offsetting. The economic hedge target differs from the GAAP valuation of the GMWB embedded derivatives, creating volatility in our net income (loss). In addition to the derivatives held in conjunction with the variable annuity hedging program, we have cash and invested assets available to cover future claims payable under these guarantees. The primary sources of difference between the change in the fair value of the hedging portfolio and the economic hedge target include:
•basis risk due to the variance between expected and actual fund returns, which may be either positive or negative;
•realized volatility versus implied volatility;
•actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and
•risk exposures that we have elected not to explicitly or fully hedge.
The following table presents a reconciliation between the fair value of the GAAP embedded derivatives and the value of our economic hedge target:

	At September 30,	At December 31,
(in millions)	2022	2021
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$698	$2,472
Exclude non-performance risk adjustment	(2,737)	(2,508)
Embedded derivative liability, excluding NPA	3,435	4,980
Adjustments for risk margins and differences in valuation	(2,523)	(2,172)
Economic hedge target liability	$912	$2,808
Impact on Pre-tax Income (Loss)
The impact on our pre-tax income (loss) of variable annuity guaranteed living benefits and related hedging results includes changes in the fair value of the GMWB embedded derivatives and changes in the fair value of related derivative hedging instruments, both of which are recorded in Net realized gains (losses). Net realized gains (losses), as well as net investment income from changes in the fair value of fixed maturity securities used in the hedging program, are excluded from APTOI of Individual Retirement and Group Retirement.
The change in the fair value of the embedded derivatives and the change in the value of the hedging portfolio are not expected to be fully offsetting, primarily due to the differences in valuation between the economic hedge target, the GAAP embedded derivatives and the fair value of the hedging portfolio, as discussed above. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the embedded derivative liabilities, resulting in a gain, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the embedded derivative liabilities, resulting in a loss. In addition to changes driven by credit market-related movements in the NPA spread, the NPA balance also reflects changes in business activity and in the net amount at risk from the underlying guaranteed living benefits.
Change in Economic Hedge Target
The decrease in the economic hedge target liability in the three and nine months ended September 30, 2022 was primarily driven by higher interest rates and widening credit spreads, offset by lower equity markets. The decrease in the economic hedge target liability in the three and nine months ended September 30, 2021 was primarily driven by higher interest rates, partially offset by losses from the review and update of actuarial assumptions.
Change in Fair Value of the Hedging Portfolio
The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under GAAP, were offset, in part, by the following changes in the fair value of the variable annuity hedging portfolio:
•changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in losses driven by higher interest rates in the three and nine months ended September 30, 2022 and 2021.
•changes in the fair value of equity derivative contracts, which included futures and options, resulted in gains in the three and nine months ended September 30, 2022 driven by the decline in the equity market compared to losses in the three and nine months ended September 30, 2021, due to gains in the equity market.
•changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the three and nine months ended September 30, 2022 reflected losses due to increases in interest rates and widening

Corebridge | Third Quarter 2022 Form 10-Q 145

ITEM 2 | Insurance Businesses
credit spreads. The change in the fair value of the corporate bond hedging program in the three and nine months ended September 30, 2021 reflected losses due to higher interest rates.
DAC and VOBA
The following table summarizes the major components of the changes in DAC:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance, beginning of period	$12,130	$7,884	$7,949	$7,241
Capitalizations	247	254	735	782
Amortization expense:
Update of assumptions included in adjusted pre-tax operating income	(56)	(143)	(56)	(143)
Related to realized (gains) losses	(22)	(5)	(418)	(97)
All other operating amortization	(256)	(237)	(828)	(627)
Increase (decrease) in DAC due to foreign exchange	(50)	(15)	(109)	(10)
Change related to unrealized depreciation (appreciation) of investments	1,236	104	5,956	696
Other	—	—	—	—
Balance, end of period(a)	$13,229	$7,842	$13,229	$7,842
(a)DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.6 billion and $10.3 billion at September 30, 2022 and 2021, respectively.
The following table summarizes the major components of the changes in VOBA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance, beginning of period	$97	$117	$109	$122
Amortization expense:
Related to realized (gains) losses	—	—	—	—
All other operating amortization	(5)	(3)	(11)	(9)
Increase (decrease) in VOBA due to foreign exchange	(4)	(4)	(13)	(3)
Change related to unrealized depreciation (appreciation) of investments	1	1	4	1
Other	—	—	—	—
Balance, end of period(a)	$89	$111	$89	$111
(a)VOBA balance excluding the amount related to unrealized depreciation (appreciation) of investments was $87.0 million and $113 million at September 30, 2022 and 2021, respectively.
DAC and Reserves Related to Unrealized Appreciation or Depreciation of Investments
DAC, DSI, VOBA and reserves for universal life insurance and investment-oriented products, including reserves for contracts in loss recognition, are adjusted at each balance sheet date to reflect the change in DAC, DSI and VOBA, unearned revenue and benefit reserves with an offset to OCI as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (“reserve changes related to unrealized appreciation (depreciation) of investments”). Similarly, for long-duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities with an offset to OCI to be recorded.
Changes related to unrealized appreciation or depreciation of investments related to DAC, VOBA and unearned revenue generally move in the opposite direction of the change in unrealized appreciation of the available-for-sale securities portfolio, reducing the reported DAC and unearned revenue balance when market interest rates decline. Conversely, changes related to unrealized appreciation or depreciation of investments related to benefit reserves generally move in the same direction as the change in unrealized appreciation of the available-for-sale securities portfolio, increasing reported future policy benefit liability balance when market interest rates decline.
Market conditions in the nine months ended September 30, 2022 drove a $42.3 billion decrease in the unrealized appreciation of the available-for-sale fixed maturity securities portfolio held to support our insurance liabilities at September 30, 2022 compared to December 31, 2021. At September 30, 2022, the changes related to unrealized appreciation (depreciation) of investments reflected increases in amortized balances, including DAC of $6.0 billion and unearned revenue reserves of $0.4 billion, while accrued liabilities such as policyholder benefit liabilities decreased $3.1 billion from December 31, 2021.

Corebridge | Third Quarter 2022 Form 10-Q 146

ITEM 2 | Insurance Businesses
Update of Actuarial Assumptions and Models
Our life insurance companies review and update actuarial assumptions at least annually, generally in the third quarter.
Investment-oriented products
We review and update estimated gross profit assumptions used to amortize DAC and related items (which may include VOBA, DSI and unearned revenue reserves) and assessments used to accrue guaranteed benefit reserves at least annually. Estimated gross profit projections include assumptions for investment-related returns and spreads (including investment expenses), product-related fees and expenses, mortality gains and losses, policyholder behavior and other factors. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. If the assumptions used for estimated gross profits change significantly, DAC and related reserves are recalculated using the new projections, and any resulting adjustment is included in income. Updating such projections may result in acceleration of amortization in some products and deceleration of amortization in other products.
We also review assumptions related to their respective GMWB living benefits that are accounted for as embedded derivatives and measured at fair value. The fair value of these embedded derivatives is based on actuarial assumptions, including policyholder behavior, as well as capital market assumptions.
Various assumptions were updated, including the following, effective September 30, 2022:
•Expected lapses increased primarily due to the impact of higher interest rates for fixed annuities in Individual Retirement; and
•Interest rates and equity correlation used to generate risk neutral path for variable annuities in Individual Retirement and Group Retirement decreased resulting in a reduction of GMWB embedded derivatives.
Traditional long-duration products
For traditional long-duration products discussed below, which includes whole life insurance, term life insurance, accident and health insurance, PRT group annuities, and life-contingent single premium immediate annuities and structured settlements, a “lock-in” principle applies. The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience unless a loss recognition event occurs. A loss recognition event occurs when current liabilities together with expected future premiums are not sufficient to provide for all future benefits, expenses and DAC amortization, net of reinsurance. A loss recognition event is driven by observed changes in actual experience or estimates differing significantly from “locked-in” assumptions. Underlying assumptions, including interest rates, are reviewed periodically and updated as appropriate for loss recognition testing purposes. Reserves for contracts in loss recognition have primarily been reinsured to Fortitude Re.
The net increases (decreases) to pre-tax income and APTOI because of the update of actuarial assumptions for the nine months ended September 30, 2022 and 2021 are shown in the following tables.
The following table presents the increase (decrease) in pre-tax income resulting from the annual update of actuarial assumptions, by line item as reported in Results of Operations:

	Nine Months Ended September 30,
(in millions)	2022	2021
Premiums	$—	$(41)
Policy fees	(3)	(74)
Interest credited to policyholder account balances	(15)	(54)
Amortization of deferred policy acquisition costs	(56)	(143)
Policyholder benefits	17	86
Decrease in adjusted pre-tax operating income	(57)	(226)
Change in DAC related to net realized gains (losses)	(19)	32
Net realized gains	70	50
Decrease in pre-tax income	$(6)	$(144)

Corebridge | Third Quarter 2022 Form 10-Q 147

ITEM 2 | Insurance Businesses
The following table presents the increase (decrease) in adjusted pre-tax operating income resulting from the annual update of actuarial assumptions, by segment and product line:

	Nine Months Ended September 30,
(in millions)	2022	2021
Individual Retirement
Fixed Annuities	$(83)	$(267)
Variable Annuities	—	7
Fixed Index Annuities	(3)	(60)
Total Individual Retirement	(86)	(320)
Group Retirement	2	(5)
Life Insurance	24	99
Institutional Markets	3	—
Total decrease in adjusted pre-tax operating income from the update of assumptions*	$(57)	$(226)
*Liabilities ceded to Fortitude Re are reported in Corporate and other. There was no impact to adjusted pre-tax operating income due to the annual update of actuarial assumptions as these liabilities are 100% ceded.
For the period ended September 30, 2022, APTOI included a net unfavorable update of $57 million, primarily in fixed annuities driven by the impact of higher interest rates on expected lapses.
For the period ended September 30, 2021, APTOI included a net unfavorable adjustment of $226 million, primarily in fixed annuities driven by changes to earned rates causing spread compression partially offset by updates to the Life Insurance reserves for universal life with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives) model.
The impacts related to the update of actuarial assumptions in each period are discussed by business segment below.
Update of Actuarial Assumptions by Business Segment Impact to APTOI
Individual Retirement
The annual update of actuarial assumptions resulted in net unfavorable impacts to APTOI of Individual Retirement of $86 million and $320 million for the nine months ended September 30, 2022 and 2021, respectively.
For the nine months ended September 30, 2022, in fixed annuities, the impact of higher interest rates on expected lapses resulted in a net unfavorable impact of $83 million. In the nine months ended September 30, 2021, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $267 million, which reflected lower projected investment earnings.
In variable annuities, there were no updates of actuarial assumptions for the nine months ended September 30, 2022. In the nine months ended September 30, 2021, the update of estimated gross profit assumptions resulted in a net favorable impact of $7 million for 2021, driven by lower assumed lapses.
In fixed index annuities, the update of estimated gross profit assumptions resulted in a $3 million unfavorable impact for the nine months ended September 30, 2022. In fixed index annuities, the update of estimated gross profit assumptions resulted in a $60 million unfavorable impact for the nine months ended September 30, 2021, primarily driven from lower projected investment earnings.
Group Retirement
In Group Retirement, the update of assumptions resulted in a net favorable impact of $2 million for the nine months ended September 30, 2022. In the nine months ended September 30, 2021, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $5 million, driven primarily in the variable annuities line by lower projected investment earnings, largely offset by resetting the RTM rate.
Life Insurance
In Life Insurance, the update of actuarial assumptions resulted in a net favorable impact of $24 million for the nine months ended September 30, 2022, primarily driven by modeling refinements to reflect actual vs expected asset data related to calls and capital gains. For the nine months ended September 30, 2021, the update of actuarial assumptions resulted in a net favorable impact of $99 million, primarily driven by updates to the modeling of certain policy fees for universal life with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives), which was partially offset by lower projected investment earnings and model updates involving reinsurance.
Institutional Markets
For the nine months ended September 30, 2022, in Institutional Markets, the update of actuarial assumptions resulted in a net favorable impact of $3 million, primarily driven by updates to our corporate- and bank-owned life insurance products.

Corebridge | Third Quarter 2022 Form 10-Q 148

ITEM 2 | Liquidity and Capital Resources

Liquidity and Capital Resources
OVERVIEW
Liquidity is defined as cash and unencumbered assets that can be monetized in a short period of time at a reasonable cost. In addition to the on-balance-sheet liquid assets, liquidity resources include availability under committed bank credit facilities.
Capital refers to the long-term financial resources available to support the operation of our businesses, fund business growth, and cover financial and operational needs that arise from adverse circumstances.
We aim to manage our liquidity and capital resources prudently through a well-defined risk management framework that involves various target operating thresholds as well as minimum requirements during periods of stress.
We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to policyholders, customers, creditors and debt holders, including those arising from reasonably foreseeable contingencies or events.
Nevertheless, some circumstances may cause our liquidity or capital needs to exceed projected liquidity or readily deployable capital resources. Additional collateral calls, deterioration in investment portfolios (or reserve strengthening) affecting statutory surplus, higher surrenders of annuities and other policies, downgrades in credit ratings, losses or fluctuations in the capital markets generally may result in significant additional liquidity or capital needs and/or loss of sources of liquidity and capital. Other potential events that could cause a liquidity and/or capital impact include pandemics or other events causing economic upheaval. In addition, regulatory and other legal restrictions could limit our ability to transfer funds freely, either to or from our subsidiaries.
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of September 30, 2022 Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $4.5 billion in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $2.5 billion committed revolving credit facility. Corebridge Hold Cos. actively manage their assets and liabilities in terms of counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. Corebridge Hold Cos.’ primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
We believe that the Corebridge Hold Cos. have sufficient liquidity and capital resources to satisfy their reasonably foreseeable future requirements and meet their obligations to their creditors, debt holders and insurance company subsidiaries. Corebridge Parent expects to maintain liquidity that is sufficient to cover one year of its expenses. We expect the Corebridge Hold Cos. may access the debt and preferred equity markets from time to time to meet funding requirements as needed.
We utilize our capital resources to support our businesses, with the majority of capital held by our insurance businesses. Corebridge Hold Cos. intend to manage capital between Corebridge Hold Cos. and our insurance companies through internal, Board-approved policies as well as management standards. In addition, AIG has an unconditional capital maintenance agreement in place with AGC. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries.
As of September 30, 2022, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $264 million at September 30, 2022.
The following table presents Corebridge Hold Cos.’ liquidity sources:

(in millions)	At September 30, 2022	At December 31, 2021
Cash and short-term investments	$2,014	$1,016
Total Corebridge Hold Cos. liquidity	2,014	1,016
Available capacity under uncommitted borrowing facilities with AIG (a)	—	1,025
Available capacity under committed, revolving credit facility	2,500	—
Total Corebridge Hold Cos. liquidity sources	$4,514	$2,041
(a) The uncommitted borrowing facilities with AIG were terminated on September 19, 2022, for further information, see note 11.

Corebridge | Third Quarter 2022 Form 10-Q 149

ITEM 2 | Liquidity and Capital Resources
HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
During the three and nine months ended September 30, 2022, Corebridge Hold Cos. received $421 million and $1.6 billion, respectively, in dividends from subsidiaries.
On April 5, 2022, Corebridge Parent issued $6.5 billion of senior unsecured notes.
On August 23, 2022, Corebridge Parent issued $1.0 billion of fixed-to-fixed reset rate junior subordinated notes.
On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the 3-year DDTL Facility.
For further information, see “Short-term and Long-term debt” below.
USES
Debt Reduction
In 2022, we repaid the $8.3 billion promissory note issued on November 2021.
We made interest payments on our debt instruments totaling $68 million and $96 million during the three and nine months ended September 30, 2022, respectively.
Dividends
During the nine months ended September 30, 2022, Corebridge paid cash dividends of $580 million.
Tax Sharing Payments
We paid a net amount of $2 million and $10 million during the three and nine months ended September 30, 2022, respectively, in tax sharing payments in cash to AIG. The tax sharing payments relating to tax years where we were part of the AIG Consolidated Tax Group may be subject to further adjustment in future periods.
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE INSURANCE SUBSIDIARIES
Insurance Companies
We believe that our insurance companies have sufficient liquidity and capital resources to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events; through cash from operations; and, to the extent necessary, monetization of invested assets. Our insurance companies’ liquidity resources are primarily held in the form of cash; short-term investments; and publicly traded, investment grade-rated fixed maturity securities.
The liquidity of each of our material insurance companies is monitored through various internal liquidity risk measures. The primary sources of liquidity are premiums, deposits, fees, reinsurance recoverables, investment income and maturities. The primary uses of liquidity are paid losses, reinsurance payments, benefit claims, surrenders, withdrawals, interest payments, dividends, expenses, investment purchases and collateral requirements.
Management believes that because of the size and liquidity of our insurance companies’ investment portfolios, normal deviations from projected claim or surrender experience would not create significant liquidity risk. Furthermore, our insurance companies’ products contain certain features that mitigate surrender risk, including surrender charges. However, in times of extreme capital markets disruption or because of fluctuations in the capital markets generally, liquidity needs could outpace resources. As part of the risk management framework, our insurance companies continue to evaluate and, where appropriate, pursue strategies and programs to improve their liquidity position and facilitate their ability to maintain a fully invested asset portfolio.
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $4.6 billion and $3.6 billion which were due to FHLBs in their respective districts at September 30, 2022 and December 31, 2021, respectively, under funding agreements which were reported in Policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at September 30, 2022.
Certain of our U.S. insurance companies have securities lending programs that lend securities from their investment portfolios to supplement liquidity or for other uses deemed appropriate by management. Under these programs, these U.S. insurance companies lend securities to financial institutions and receive cash as collateral equal to 102% of the fair value of the loaned securities. Cash collateral received is kept in cash or invested in short-term investments or used for short-term liquidity purposes.

Corebridge | Third Quarter 2022 Form 10-Q 150

ITEM 2 | Liquidity and Capital Resources
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had $3.3 billion of securities subject to these agreements at December 31, 2021 and $3.4 billion of liabilities to borrowers for collateral received at December 31, 2021. As of September 30, 2022 we had no loans outstanding under these programs.
Our U.S. insurance companies distributed tax sharing payments of $188 million and $1.0 billion to AIG in the three and nine months ended September 30, 2022, respectively.
The following table presents normalized distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Subsidiary dividends paid	$421	$323	$1,621	$923
Tax sharing payments related to utilization of tax attributes	128	402	401	770
Normalized distributions	$549	$725	$2,022	$1,693
We accelerated dividend payments from our subsidiaries in the current year, resulting in our subsidiaries paying $98 million and $698 million more in dividends in the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. Corebridge Parent used $580 million from these dividends to pay shareholder dividends. The remaining dividend proceeds were kept at Corebridge Parent.
Dividend Restrictions
Payments of dividends to us by our U.S. insurance subsidiaries are subject to certain restrictions imposed by laws and regulations of their respective states. With respect to our domestic insurance subsidiaries, the payment of a dividend may require formal notice to the insurance department of the state in which the particular insurance subsidiary is domiciled, and prior approval of such insurance regulator is required when the amount of the dividend is above certain regulatory thresholds. For example, unless approved by the Texas Department of Insurance, life insurance companies domiciled in Texas may not pay dividends to shareholders that, together with dividends paid within the prior 12 months, exceed the greater of (i) 10% of the company’s statutory policyholder surplus and (ii) the company’s net gain from operations for the preceding calendar year. Similar or sometimes more restrictive provisions applicable to life insurance companies exist in the other states in which our insurance subsidiaries are domiciled (Missouri and New York). See “Business — U.S. Regulation — State Insurance Regulation” in the Prospectus. Other foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends.
To our knowledge, no Corebridge insurance company is currently on any regulatory or similar “watch list” with regard to solvency.

Corebridge | Third Quarter 2022 Form 10-Q 151

ITEM 2 | Liquidity and Capital Resources
Analysis of Sources and Uses of Cash
Our primary sources and uses of liquidity are summarized as follows:

	Nine Months Ended September 30,
(in millions)	2022	2021
Sources:
Operating activities, net	$2,202	$2,032
Investing activities, net	—	—
Net changes in policyholder account balances	5,043	3,277
Issuance of long-term debt	7,451	345
Issuance of debt of consolidated investment entities	860	3,707
Contributions from noncontrolling interests	45	201
Issuance of short-term debt	1,512	—
Net change in securities lending and repurchase agreements	—	8
Total sources	17,113	9,570

Uses:
Investing activities, net	(3,330)	(3,044)
Repayments of debt of consolidated investment entities	(1,090)	(3,906)
Repayments of long-term debt	—	(815)
Repayments of short-term debt	(8,312)	—
Distributions to AIG	—	(1,021)
Distributions to noncontrolling interests	(395)	(669)
Dividends paid on common stock	(580)	—
Net change in securities lending and repurchase agreements	(3,474)	—
Financing other, net	(80)	(30)
Effect of exchange rate changes on cash and restricted cash	(9)	(1)
Total uses	(17,270)	(9,486)
Net increase (decrease) in cash and cash equivalents	$(157)	$84
Operating Activities
Cash inflows from operating activities primarily include insurance premiums, fees and investment income. Cash outflows from operating activities primarily include benefit payments and general operating expenses. Operating cash flow will fluctuate based on the timing of premiums received and benefit payments to policyholders, as well as other core business activities.
Investing Activities
Cash inflows from investing activities primarily include sales and maturities of underlying assets, mainly fixed maturities available for sale and principal payments on mortgage and other loans. The primary cash outflows for investing activities relate to the purchases of new securities, mainly fixed maturities available for sale.
Financing Activities
Cash inflows from financing activities primarily include policyholder deposits on investment-type contracts, issuances of debt and inflows from the settlement of securities lending and repurchase agreements. Cash outflows primarily relate to policyholder withdrawal activity on investment-type contracts, repayments of debt of consolidated investment entities, repayments of short and long-term debt cash distributions to AIG parent and noncontrolling interests and outflows for the settlement of securities lending and repurchase agreements.
CONTRACTUAL OBLIGATIONS
As of September 30, 2022, there have been no material changes in our contractual obligations from December 31, 2021 other than the following:
•On April 5, 2022, we issued senior unsecured notes in the aggregate principal amount of $6.5 billion;
•On August 23, 2022, we issued fixed-to-fixed reset rate junior subordinated notes in the aggregate principal amount of $1.0 billion;
•On September 15, 2022, we borrowed an aggregate principal amount of $1.5 billion under the 3-Year DDTL Facility, and
•On September 15, 2022 we repaid the amount outstanding under the $8.3 billion promissory note held by AIG.
For additional information, see ‘‘Short-term and Long-term debt’’ below.

Corebridge | Third Quarter 2022 Form 10-Q 152

ITEM 2 | Liquidity and Capital Resources
Insurance and Investment Contract Liabilities
We expect liquidity needs related to insurance and investment contract liabilities, including GIC liabilities, to be funded through cash flows generated from maturities and sales of invested assets, including various investment-type products with contractually scheduled maturities, including periodic payments. These liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) we are not currently making payments until the occurrence of an insurable event, such as death or disability; (ii) payments are conditional on survivorship; or (iii) payment may occur due to a surrender or other non-scheduled event beyond our control. We have made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits. These assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on in-force policies. Due to the significance of the assumptions, the periodic amounts presented could be materially different from actual required payments. The amounts presented in the table above are undiscounted and exceed the future policy benefits and policyholder contract deposits included in the audited annual condensed consolidated balance sheets. We believe that our insurance companies have adequate financial resources to meet the payments required under these obligations. These subsidiaries have substantial liquidity in the form of cash and short-term investments. In addition, our insurance companies maintain significant levels of investment grade-rated fixed maturity securities, including substantial holdings in government and corporate bonds, and could seek to monetize those holdings in the event operating cash flows are insufficient.
Indemnification Arrangements
We are subject to indemnity arrangements which may be triggered by declines in asset values; specified business contingencies; the realization of contingent liabilities; litigation developments; or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to time limitations, defined by contract or by operation of law, such as by prevailing statutes of limitations. Depending on the specific terms of the arrangements, the maximum potential obligation may or may not be subject to contractual limitations. We have recorded liabilities for certain of these arrangements where it is possible to estimate them. These liabilities are not material in the aggregate. We are unable to develop a reasonable estimate of the maximum potential payout under some of these arrangements. Overall, we believe the likelihood that we will have to make any material payments under these arrangements is remote.
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2021	Issuances	Maturities and Repayments	Other Changes	Balance at September 30, 2022
Short-term debt issued by Corebridge:
Affiliated senior promissory note with AIG	2022	$8,317	$—	$(8,300)	$(17)	$—
Affiliated note with AIG Life (United Kingdom)	2022	—	12	(12)	—	—
3-Year DDTL Facility	2022	—	1,500	—	—	1,500
Total short-term debt		8,317	1,512	(8,312)	(17)	1,500
Long-term debt issued by Corebridge:
Senior unsecured notes	2025 - 2052	—	6,500	—	—	6,500
Hybrid junior subordinated notes	2052	—	1,000	—	—	1,000
Long-term debt issued by Corebridge subsidiaries:
AIGLH notes	2025 - 2029	200	—	—	—	200
AIGLH junior subordinated debentures	2030 - 2046	227	—	—	—	227
Total long-term debt		427	7,500	—	—	7,927
Debt issuance costs		—	(59)	—	—	(59)
Total long-term debt, net of debt issuance costs		427	7,441	—	—	7,868
Total debt, net of issuance costs		$8,744	$8,953	$(8,312)	$(17)	$9,368
For additional information on debt outstanding and revolving credit facilities, see Note 11 to the interim Condensed Consolidated Financial Statements.

Corebridge | Third Quarter 2022 Form 10-Q 153

ITEM 2 | Liquidity and Capital Resources
DEBT OF CONSOLIDATED INVESTMENT ENTITIES
Our non-financial debt includes debt of consolidated investment entities and such debt does not represent our contractual obligation and is non-recourse to Corebridge. This non-financial debt includes notes and bonds payables supported by cash and investments held by us and certain of our non-insurance subsidiaries for the repayment of those obligations.

(in millions)	Balance at December 31, 2021	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes (c)	Balance at September 30, 2022
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$6,936	$860	$(1,090)	$(74)	$(637)	$5,995
(a)At September 30, 2022, includes debt of consolidated investment entities related to real estate investments of $1.4 billion and other securitization vehicles of $4.6 billion.
(b)In relation to the debt of consolidated investment entities (“VIEs”) not guaranteed by Corebridge, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us except in limited circumstances when we have provided a guarantee to the VIE’s interest holders.
(c)Other changes reflects the deconsolidation of two consolidated investment entities.
CREDIT RATINGS
Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company.
The following table presents the credit ratings of Corebridge Parent as of the date of this filing:

Hybrid Junior-Subordinated Long-Term Debt			Senior Unsecured Long-Term Debt
Moody’s(a)	S&P(b)	Fitch(c)	Moody’s(a)	S&P(b)	Fitch(c)
Baa3 (Stable)	BBB- (Stable)	BBB- (Stable)	Baa2 (Stable)	BBB+ (Stable)	BBB+ (Stable)
(a)Moody’s appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within the rating categories.
(b)S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
(c)Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
These credit ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies because of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request.
We are party to some agreements that contain “ratings triggers.” Depending on the ratings maintained by one or more rating agencies, these triggers could result in (i) the termination or limitation of credit availability or a requirement for accelerated repayment, (ii) the termination of business contracts or (iii) a requirement to post collateral for the benefit of counterparties.
In the event of a downgrade of our long-term senior debt ratings, we or certain of our subsidiaries would be required to post additional collateral under some derivative and other transactions, or certain of the counterparties of such other of our subsidiaries would be permitted to terminate such transactions early.
The actual amount of collateral that we or certain of our subsidiaries would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade.
FINANCIAL STRENGTH RATINGS
Financial strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy.
The following table presents the ratings of our significant insurance subsidiaries as of the date of this filing:

	A.M. Best	S&P	Fitch	Moody’s
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
The United States Life Insurance Company in the City of New York	A	A+	A+	A2
These financial strength ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.

Corebridge | Third Quarter 2022 Form 10-Q 154

ITEM 2 | Liquidity and Capital Resources
OFF-BALANCE-SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As September 30, 2022, there have been no material changes in our off-balance-sheet arrangements and commercial commitments from December 31, 2021, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Commercial Commitments” in the Prospectus.

Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. On a regular basis, we review estimates and assumptions used in the preparation of financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our significant accounting policies and accounting pronouncements, see Note 2 to our audited annual consolidated financial statements.

The accounting policies that we believe are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:
•fair value measurements of certain financial assets and liabilities;
•valuation of liabilities for guaranteed benefit features of variable annuity products, fixed annuity and fixed index annuity products, including the valuation of embedded derivatives;
•estimated gross profits to value DAC and URR for investment-oriented products, such as universal life insurance, variable and fixed annuities, and fixed index annuities;
•valuation of future policy benefit liabilities and timing and extent of loss recognition;
•valuation of embedded derivatives for fixed index annuity and life products;
•reinsurance assets, including the allowance for credit losses;
•allowances for credit losses primarily on loans and available-for-sale fixed maturity securities,
•goodwill impairment;
•liability for legal contingencies; and
•income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax. operating profitability of the character necessary to realize the net deferred tax asset.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our business, results of operations, financial condition and liquidity could be materially affected.
For a complete discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Estimates” in the Prospectus.

Corebridge | Third Quarter 2022 Form 10-Q 155

ITEM 2 | Glossary

Glossary
Additional premium — represents premium on an insurance policy over and above the initial premium imposed at the beginning of the policy. An additional premium may be assessed if the insured’s risk is found to have increased significantly.
AIG Consolidated Tax Group — the U.S. federal income tax group of which AIG is the common parent.
Credit support annex — a legal document generally associated with an ISDA Master Agreement that provides for collateral postings which could vary depending on ratings and threshold levels.
DAC and Reserves Related to Unrealized Appreciation of Investments — an adjustment to DAC and Reserves for investment-oriented products, equal to the change in DAC and unearned revenue amortization that would have been recorded if fixed maturity securities were available for sale. An adjustment to benefit reserves for investment-oriented products is also recognized to reflect the application of the benefit ratio to the accumulated assessments that would have been recorded if fixed maturity securities were available for sale.
For long-duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities to be recorded (shadow loss reserves).
Deferred policy acquisition costs — deferred costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business.
Deferred sales inducement — represents enhanced crediting rates or bonus payments to contract holders on certain annuity and investment contract products that meet the criteria to be deferred and amortized over the life of the contract.
Financial debt — represents the sum of short-term debt and long-term debt, net of debt issuance costs, not including (x) Debt of consolidated investment entities—not guaranteed by Corebridge; (y) debt supported by assets and issued for purposes of earning spread income, such as GICs and FABNs; and (z) operating debt utilized to fund daily operations, i.e., self-liquidating forms of financing such as securities lending, reverse repurchase and captive reinsurance reserve financing arrangements.
Financial leverage ratio — the ratio of financial debt to the sum of financial debt plus Adjusted Book Value plus non-redeemable noncontrolling interests.
General operating expense ratio — general operating expenses divided by net premiums earned. General operating expenses are those costs that are generally attributed to the support infrastructure of the organization and include, but are not limited to, personnel costs, projects and bad debt expenses. General operating expenses exclude losses and loss adjustment expenses incurred, acquisition expenses and investment expenses.
Guaranteed investment contract — a contract whereby the issuer provides a guaranteed repayment of principal and a fixed or floating interest rate for a predetermined period of time.
Guaranteed minimum death benefit — a benefit that guarantees the annuity beneficiary will receive a certain value upon death of the annuitant. The GMDB feature may provide a death benefit of either (a) total deposits made to the contract, less any partial withdrawals plus a minimum return (and in rare instances, no minimum return); (b) return of premium whereby the benefit is the greater of the current account value or premiums paid less any partial withdrawals; (c) rollups whereby the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified rates up to specified ages; or (d) the highest contract value attained, typically on any anniversary date less any subsequent withdrawals following the contract anniversary.
Guaranteed minimum withdrawal benefit — a type of living benefit that guarantees that withdrawals from the contract may be taken up to a contractually guaranteed amount, even if the account value subsequently falls to zero, provided that during each contract year total withdrawals do not exceed an annual withdrawal amount specified in the contract. Once the account value is depleted under the conditions of the GMWB, the policy continues to provide a protected income payment.
ISDA Master Agreement — an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, that generally provides for the net settlement of all or a specified group of these derivative transactions, as well as pledged collateral, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions.
Loan-to-value ratio — principal amount of loan amount divided by appraised value of collateral securing the loan.
Master netting agreement — an agreement between two counterparties who have multiple derivative contracts with each other that provides for the net settlement of all contracts covered by such agreement, as well as pledged collateral, through a single payment, in a single currency, in the event of default on or upon termination of any one such contract.

Corebridge | Third Quarter 2022 Form 10-Q 156

ITEM 2 | Glossary
Non-performance Risk Adjustment — adjusts the valuation of derivatives to account for non-performance risk in the fair value measurement of all derivative net liability positions.
Noncontrolling interests — the portion of equity ownership in a consolidated subsidiary not attributable to the controlling parent company.
Policy fees — an amount added to a policy premium, or deducted from a policy cash value or contract holder account, to reflect the cost of issuing a policy, establishing the required records and sending premium notices and other related expenses.
Reinstatement premiums — additional premiums payable to reinsurers or receivable from insurers to restore coverage limits that have been reduced or exhausted as a result of reinsured losses under certain excess of loss reinsurance contracts.
Reinsurance — the practice whereby one insurer, the reinsurer, in consideration of a premium paid to that insurer, agrees to indemnify another insurer, the ceding company, for part or all of the liability of the ceding company under one or more policies or contracts of insurance which it has issued.
Risk-based capital — a formula designed to measure the adequacy of an insurer’s statutory surplus compared to the risks inherent in its business.
Surrender charge — a charge levied against an investor for the early withdrawal of funds from a life insurance or annuity contract, or for the cancellation of the agreement.
Surrender rate — represents annualized surrenders and withdrawals as a percentage of average reserves and Group Retirement mutual fund assets under administration.
Underwriting margin — for our Life Insurance segment, includes premiums, policy fees, advisory fee income and net investment income, less interest credited to policyholder account balances and policyholder benefits and excludes the annual assumption update. For our Institutional Markets segment, select products utilize underwriting margin, which includes premiums, net investment income, non-SVW fee and advisory fee income less interest credited and policyholder benefits and excludes the annual assumption update.
Value of business acquired — present value of projected future gross profits from in-force policies of acquired businesses.

Corebridge | Third Quarter 2022 Form 10-Q 157

ITEM 2 | Certain Important Terms

Certain Important Terms
We use the following capitalized terms in this report
“AGC” means AGC Life Insurance Company, a Missouri insurance company;
“AGC Group” means AGC and its directly owned life insurance subsidiaries;
“AGL” means American General Life Insurance Company, a Texas insurance company;
“AGREIC” means AIG Global Real Estate Investment Corporation;
“AHAC” means American Home Assurance Company, a consolidated subsidiary of AIG;
“AIG” means AIG, Inc. and its subsidiaries, other than Corebridge and Corebridge’s subsidiaries, unless the context refers to AIG, Inc. only;
“AIG Bermuda” means AIG Life of Bermuda, Ltd, a Bermuda insurance company;
“AIG FP” means AIG Financial Products Corporation, a consolidated subsidiary of AIG;
“AIG Group” means American International Group, Inc. and its subsidiaries, including Corebridge and Corebridge’s subsidiaries;
“AIG, Inc.” means American International Group, Inc., a Delaware corporation;
“AIGLH” means AIG Life Holdings, Inc., a Texas corporation;
“AIG Life (United Kingdom)” means AIG Life Ltd, a U.K. insurance company, and its subsidiary;
“AIGM” means AIG Markets, Inc., a consolidated subsidiary of AIG;
“AIGT” means AIG Technologies, inc., a New Hampshire corporation;
“AIRCO” means American International Reinsurance Company, LTD., a consolidated subsidiary of AIG;
“AMG” means AIG Asset Management (U.S.), LLC;
“Argon” means Argon Holdco LLC, a wholly-owned subsidiary of Blackstone Inc.;
“BlackRock” means BlackRock Financial Management, Inc.;
“Blackstone” means Blackstone Inc. and its subsidiaries;
“Blackstone IM” means Blackstone ISG-1 Advisors L.L.C.;
“Cap Corp” means AIG Capital Corporation, a Delaware corporation;
“Corebridge Parent” means Corebridge Financial, Inc. (formerly known as SAFG Retirement Services, Inc.), a Delaware corporation;
“Eastgreen” means Eastgreen Inc.;
“Fortitude Re” means Fortitude Reinsurance Company Ltd., a Bermuda insurance company. AIG formed Fortitude Re in 2018 and sold substantially all of its ownership interest in Fortitude Re’s parent company in two transactions in 2018 and 2020 so that we currently own a less than a 3% indirect interest in Fortitude Re. In February 2018, AGL, VALIC and USL entered into modco reinsurance agreements with Fortitude Re and AIG Bermuda novated its assumption of certain long-duration contracts from an affiliated entity to Fortitude Re. In the modco agreements, the investments supporting the reinsurance agreements, which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AGL, VALIC and USL), thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date;
“Fortitude Re Bermuda” means FGH Parent, L.P., a Bermuda exempted limited partnership and the indirect parent of Fortitude Re;
“Laya” means Laya Healthcare Limited, an Irish insurance intermediary, and its subsidiary;
“Lexington” means Lexington Insurance Company, an AIG subsidiary;

Corebridge | Third Quarter 2022 Form 10-Q 158

ITEM 2 | Certain Important Terms
th“Majority Interest Fortitude Sale” means the sale by AIG of substantially all of its interests in Fortitude Re's parent company to Carlyle FRL, L.P., an investment fund advised by an affiliate of The Carlyle Group Inc., and T&D United Capital Co., Ltd., a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG; Fortitude Group Holdings, LLC; Carlyle FRL, L.P.; The Carlyle Group Inc.; T&D United Capital Co., Ltd.; and T&D Holdings, Inc. We currently own less than a 3% indirect interest in Fortitude Re;
“NUFIC” means National Union Fire Insurance Company of Pittsburgh, PA, a consolidated subsidiary of AIG;
“NYSE” means the New York Stock Exchange;
“Reorganization” means the transactions described under “The Reorganization Transactions”;
“USL” means The United States Life Insurance Company in the City of New York, a New York insurance company;
“VALIC” means The Variable Annuity Life Insurance Company, a Texas insurance company;
“VALIC Financial Advisors” means VALIC Financial Advisors, Inc., a Texas corporation; and
“we,” “us,” “our” or the “Company” means Corebridge and its subsidiaries after giving effect to the transactions described under “The Reorganization Transactions,” unless the context refers to Corebridge only.

Corebridge | Third Quarter 2022 Form 10-Q 159

ITEM 2 | Acronyms

Acronyms
•“AATOI” — adjusted after-tax operating income attributable to our common stockholders;
•“ABS” — asset-backed securities;
•“APTOI” — adjusted pre-tax operating income;
•“AUA” — assets under administration;
•“AUM” — assets under management;
•“AUMA” — assets under management and administration;
•“CDO” — collateralized debt obligations;
•“CDS” — credit default swap;
•“CMBS” — commercial mortgage-backed securities;
•“DAC” — deferred policy acquisition costs;
•“DSI” — deferred sales inducement;
•“FASB” — the Financial Accounting Standards Board;
•“GAAP” — accounting principles generally accepted in the United States of America;
•“GIC” — guaranteed investment contract;
•“GMDB” — guaranteed minimum death benefits;
•“GMWB” — guaranteed minimum withdrawal benefits;
•“ISDA” — the International Swaps and Derivatives Association, Inc.;
•“MBS” — mortgage-backed securities;
•“NAIC” — National Association of Insurance Commissioners;
•“PRT” — pension risk transfer;
•“RMBS” — residential mortgage-backed securities;
•“S&P” — Standard & Poor’s Financial Services LLC;
•“SEC” — the U.S. Securities and Exchange Commission;
•“SVW” — stable value wrap;
•“URR” — unearned revenue reserve;
•“VIE” — variable interest entity;
•“VIX” — volatility index; and
•“VOBA” — value of business acquired.

Corebridge | Third Quarter 2022 Form 10-Q 160

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” in the Prospectus.

ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corebridge | Third Quarter 2022 Form 10-Q 161

Part II - Other Information

ITEM 1 | Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 12 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q.

ITEM 1A | Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Risk Factors in the Prospectus.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 4 | Mine Safety Disclosures
Not applicable

Corebridge | Third Quarter 2022 Form 10-Q 162

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Corebridge Financial, Inc., incorporated by reference to Exhibit 4.1 to Corebridge’s Registration Statement on Form S-8 (File No. 333-267427).
3.2	Second Amended and Restated By-laws of Corebridge Financial, Inc., incorporated by reference to Exhibit 4.2 to Corebridge’s Registration Statement on Form S-8 (File No. 333-267427).
4.1	Subordinated Indenture, dated August 23, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.8 to Corebridge’s Registration Statement on Form S-1, as amended (File No. 333-263898).
4.2	First Supplemental Indenture, dated August 23, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the Hybrid Notes, incorporated by reference to Exhibit 4.9 to Corebridge’s Registration Statement on Form S-1, as amended (File No. 333-263898).
10.1*	Employee Matters Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc.
10.2*	Intellectual Property Assignment Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc.
10.3*	Separation Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc.
10.4*	Registration Rights Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc.
10.5*	Transition Services Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc.
10.6*	AIG Trademark License Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc.
10.7*	Grantback License Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc.
10.8*	Member Interest Purchase Agreement, dated September 9, 2022, between The Variable Annuity Life Insurance Company
10.9*	Collateral Agreement, dated September 4, 2022, among AIG Life Holdings, Inc.; Corebridge Financial, Inc.; and American International Group, Inc.
10.10*	Tax Matters Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc.
10.11*	Guarantee Reimbursement Agreement, dated September 4, 2022, among AIG Life Holdings, Inc.; Corebridge Financial, Inc.; and American International Group, Inc.
10.12*	The Corebridge Financial, Inc, 2022 Omnibus Incentive Plan, effective as of September 6, 2022.
31.1*	13a-14(a) and Rule 15d-14(a) Certifications
32.1**	Section 1350 Certifications**
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, and (vi) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101).

*	Filed herewith.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, as amended.

Corebridge | Third Quarter 2022 Form 10-Q 163

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)
/s/ ELIAS HABAYEB
Elias Habayeb
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ CHRISTOPHER FILIAGGI
Christopher Filiaggi
Senior Vice President and
Controller
(Principal Accounting Officer)

Dated November 9, 2022

Corebridge | Third Quarter 2022 Form 10-Q 164