Form 10-K
period 2022-12-31
Corebridge Financial, Inc.
filed 2023-02-24
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	CRBG	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter): Not Applicable.
As of February 23, 2023, there were 647,564,138 shares outstanding of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

COREBRIDGE FINANCIAL, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

FORM 10-K

Corebridge | 2022 Form 10-K 1

Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “targets,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include, without limitation, statements regarding our intentions, beliefs, assumptions or current plans and expectations concerning, among other things, financial position and future financial condition; results of operations; expected operating and non-operating relationships; ability to meet debt service obligations and financing plans; product sales; distribution channels; retention of business; investment yields and spreads; investment portfolio and ability to manage asset-liability cash flows; financial goals and targets; prospects; growth strategies or expectations; laws and regulations; customer retention; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; the impact of our separation from AIG; the impact of the ongoing COVID-19 pandemic; geopolitical events, including the ongoing conflict in Ukraine; and the impact of prevailing capital markets and economic conditions.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•changes in interest rates and changes to credit spreads,
•the deterioration of economic conditions, the likelihood of a recession, changes in market conditions, weakening in capital markets, volatility in equity markets and the rise of inflation or geopolitical tensions, including the continued armed conflict between Ukraine and Russia;
•uncertainty related to the impact of COVID-19;
•the unpredictability of the amount and timing of insurance liability claims;
•unavailable, uneconomical or inadequate reinsurance or recaptures of reinsured liabilities;
•uncertainty and unpredictability related to our reinsurance agreements with Fortitude Re and its performance of its obligations under these agreements;
•our limited ability to access funds from our subsidiaries;
•our potential inability to refinance all or a portion of our indebtedness or to obtain additional financing;
•our inability to generate cash to meet our needs due to the illiquidity of some of our investments;
•the inaccuracy of the methodologies, estimations and assumptions underlying our valuation of investments and derivatives;
•a downgrade in our Insurer Financial Strength (“IFS”) ratings or credit ratings;
•potential adverse impact to liquidity and other risks due to our participation in a securities lending program and a repurchase program;
•exposure to credit risk due to non-performance or defaults by our counterparties or our use of derivative instruments to hedge market risks associated with our liabilities;
•our ability to adequately assess risks and estimate losses related to the pricing of our products;
•the failure of third parties that we rely upon to provide and adequately perform certain business, operations, investment advisory, functional support and administrative services on our behalf;
•our inability to maintain the availability of critical technology systems and the confidentiality of our data;
•the ineffectiveness of our risk management policies and procedures;
•significant legal, governmental or regulatory proceedings;
•the ineffectiveness of our business strategy in accomplishing our objectives;
•the intense competition we face in each of our business lines and the technological changes that may present new and intensified challenges to our business;
•catastrophes, including those associated with climate change and pandemics;

Corebridge | 2022 Form 10-K 2

•material changes to, or termination of, our investment advisory arrangements with AIG and Fortitude Re;
•changes in accounting principles and financial reporting requirements;
•our foreign operations, which may expose us to risks that may affect our operations;
•business or asset acquisitions and dispositions that may expose us to certain risks;
•our ability to compete effectively in a heavily regulated industry in light of new domestic or international laws and regulations or new interpretations of current laws and regulations;
•challenges associated with a variety of privacy and information security laws;
•impact on sales of our products and taxation of our operations due to changes in U.S. federal income or other tax laws or the interpretation of tax laws;
•our potential to be deemed an “investment company” under the Investment Company Act;
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
•our inability to attract and retain key employees and highly skilled people needed to support our business;
•the impact of risks associated with our arrangements with Blackstone IM including risks related to limitations on our ability to terminate the Blackstone IM arrangements and related to our exclusive arrangements with Blackstone IM in relation to certain asset classes;
•the historical performance of AMG, Blackstone IM, BlackRock or any other external asset manager we retain not being indicative of the future results of our investment portfolio;
•challenges related to management of our investment portfolio due to increased regulation or scrutiny of investment advisers;
•our failure to replicate or replace functions, systems and infrastructure provided by AIG (including through shared service contracts) or our loss of benefits from AIG’s global contracts, and AIG’s failure to perform the services provided for in the Transition Services Agreement;
•the significant influence that AIG has over us and conflicts of interests arising due to such relationship;
•potentially higher U.S. federal income taxes due to our inability to file a single U.S. consolidated federal income tax return for five years following the IPO and our separation from AIG causing an “ownership change” for U.S. federal income tax purposes;
•risks associated with the Tax Matters Agreement with AIG and our potential liability for U.S. income taxes of the entire AIG Consolidated Tax Group for all taxable years or portions thereof in which we (or our subsidiaries) were members of such group;
•certain provisions in our Organizational Documents;
•volatility in or declines in the market price of our common stock; and
•applicable insurance laws, which could make it difficult to effect a change of control of our company.
Other risks, uncertainties and factors, including those discussed in “Risk Factors”, could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in “Risk Factors” to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
You should read this Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to update or revise any forward-looking statements to reflect the occurrence of events, unanticipated or otherwise, other than as may be required by law.

Corebridge | 2022 Form 10-K 3

ITEM 1 | Business
Part I

Item 1. | Business

Corebridge | 2022 Form 10-K 4

ITEM 1 | Business

Our Company
OVERVIEW
We are one of the largest providers of retirement solutions and insurance products in the United States, committed to helping individuals plan, save for and achieve secure financial futures. Our addressable markets are large, with powerful, long-term secular trends given an aging U.S. population and a growing need for retirement solutions. We offer a broad set of products and services through our market leading Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses, each of which features capabilities and industry experience we believe are difficult to replicate. These four businesses collectively seek to enhance stockholder returns while maintaining our attractive risk profile, which has historically resulted in consistent and strong cash flow generation.
Our strong competitive position is supported by:
•our scaled platform and position as a leading life and annuity company across a broad range of products, managing or administering $357.2 billion in client assets as of December 31, 2022;
•our four businesses, which provide a diversified and attractive mix of spread income, fee income and underwriting margin;
•our broad distribution platform, which gives us access to end customers, consultants, retirement plan sponsors, banks, broker-dealers, general agencies, independent marketing organizations and independent insurance agents;
•our proven expertise in product design, which positions us to optimize risk-adjusted returns as we grow our business;
•our strategic partnership with Blackstone, which we believe will allow us to further grow both our retail and institutional product lines, and enhance risk-adjusted returns;
•our high-quality liability profile, supported by our strong balance sheet and disciplined approach to risk management, which has limited our exposure to product features and portfolios with less attractive risk-adjusted returns;
•our ability to deliver consistent cash flows and an attractive return for our stockholders; and
•our strong and experienced senior management team.
Operating four established, at-scale businesses positions us to optimize risk-adjusted returns when writing new business across our broad suite of market-leading products. According to LIMRA, we are the only company to rank in the top two in U.S. annuity sales in each of the last ten years through the twelve months ended September 30, 2022, with leading positions across each of the fixed, fixed index and variable annuity categories. Our Group Retirement business is recognized as a pioneer and has long held a leading position in the attractive 403(b) retirement plan market through our Corebridge Financial Retirement Services brand. We ranked eighth in U.S. term life insurance sales for the twelve months ended September 30, 2022. Our Institutional Markets business provides sophisticated and bespoke risk management solutions to both financial and non-financial institutions.
We believe we have an attractive business mix that balances spread-based income, fee income and underwriting margin sources and is diversified across our broad product suite. For the year ended December 31, 2022, our businesses generated spread income of $3.3 billion, fee income of $2.1 billion and underwriting margin of $1.4 billion, resulting in a balanced mix of 49%, 31% and 20%, respectively, among these income sources. We are well-diversified across our operating businesses with our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses representing 30%, 15%, 27% and 23% of total adjusted revenue, respectively, for the year ended December 31, 2022.

Corebridge | 2022 Form 10-K 5

ITEM 1 | Business
Our diversified business model is enabled by our long-standing distribution relationships that are distinguished through both their breadth and depth. We have a large distribution platform in the U.S. life and retirement market, with a wide range of relationships with financial advisors, insurance agents and plan sponsors, as well as our own employee financial advisors and direct-to-consumer platform. Corebridge Financial Distributors (“Corebridge FD”), our sales platform, serves as a valuable partner to our third-party distributors, including banks, broker-dealers, general agencies, independent marketing organizations and independent insurance agents. Many of our partners have sold our products for multiple decades, and for the twelve months ended June 30, 2022, our top 25 partners generated approximately 13% of their total sales volume through our products. We also provide customized products and services to help meet consumer needs. As of December 31, 2022, our Group Retirement business subsidiary, broker-dealer VALIC Financial Advisors, has approximately 1,300 registered professionals, of which approximately 1,100 are employee financial advisors that provide us with the opportunity, as permitted by employer guidelines, to work with approximately 1.7 million individuals in employer-defined contribution plans (“in-plan”) and over 300,000 individuals outside of the traditional employer-sponsored pension plans (“out-of-plan”), approximately 100,000 of whom also retain assets in-plan. Our financial advisors are positioned to guide and educate individuals as they invest through employer programs, and to build relationships resulting in the continued provision of advice and guidance over the course of their savings and retirement journey. The strength of our model and these relationships is illustrated by our strong client retention rate of approximately 93% for the year ended December 31, 2022.
A disciplined approach to investment management is at the core of our business. We believe our strategic partnership with Blackstone will allow us to leverage Blackstone’s ability to originate attractive and privately sourced fixed-income oriented assets that we believe are well suited for liability-driven investing within an insurance company framework. Additionally, we believe BlackRock's scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance.
We believe we have a strong balance sheet that has resulted from disciplined growth and effective and prudent risk management practices. We have employed a consistent, disciplined approach to product design and risk selection, resulting in a high-quality liability profile. Our broad retail and institutional product suite allows us to be selective in liability origination, and our ability to quickly refine our offerings in response to market dynamics allows us to be opportunistic when we identify areas of attractive risk-adjusted returns. We have a well-managed annuity liability portfolio, with product structures and hedging strategies designed to manage our exposure to guaranteed benefits. The majority of our individual fixed and fixed index annuities, which represent approximately 60% of our Individual Retirement assets under management and administration (“AUMA”) as of December 31, 2022, have no exposure to optional living or death benefits. Our individual variable annuities with living benefits, which represent approximately 31% of our Individual Retirement AUMA as of December 31, 2022, were predominantly originated after the 2008 financial crisis. As of December 31, 2022, 96% of our Group Retirement variable annuities have no living benefits. We have also fully reinsured our limited exposure to long-term care (“LTC”) policies. As of December 31, 2022, the gross universal life policies with secondary guarantees (“ULSG”) reserve of $2.8 billion represents approximately 0.9% of our combined future policy benefits, policyholder contract deposits and separate account liabilities. We employ an efficient hedging program, asset-liability matching practices and the use of reinsurance to manage our balance sheet and risk exposure. We believe our strong risk management framework will continue to help us manage market volatility, optimize our capital and produce attractive stockholder returns.
We believe that our strong competitive position and our enhanced focus on growth as a stand-alone company position us well to capitalize on compelling structural changes in the life and retirement market. We expect our target market of individuals planning for

Corebridge | 2022 Form 10-K 6

ITEM 1 | Business
retirement to continue to grow, with the size of the U.S. population age 65 and over expected to increase by approximately 30% by 2030 from 2020. In addition, we believe that reduced employer-paid retirement benefits will drive an increasing need for our individual retirement solutions. Further, consumers in the United States continue to prefer purchasing life insurance and retirement products through an agent or advisor, which positions us favorably given our broad distribution platform and in-house advice capabilities. We continue to see opportunities to develop new products and adapt our existing products to the growing needs of individuals to plan, save for and achieve secure financial futures. In addition, our presence in the growing pension risk transfer (“PRT”) market, both in the United States and internationally, provides us with opportunities to assist employers that choose to close and transfer obligations under their defined benefit plans.
OUR BUSINESSES
Our businesses share common commitments to customer value and disciplined pricing, and each business benefits from enterprise-wide risk management infrastructure, investment management capabilities, hedging strategies and administrative platforms. We have four operating businesses:
•Individual Retirement — Through the twelve months ended September 30, 2022, we are a leading provider in the over $286.2 billion individual annuity market across a range of product types, including fixed, fixed index and variable annuities, with $15.1 billion in premiums and deposits for the year ended December 31, 2022. We offer a variety of optional benefits within these products, including lifetime income guarantees and death benefits. Our broad and scaled product offerings and operating platform have allowed our company to rank in the top two in total individual annuity sales in each of the last ten years through the twelve months ended September 30, 2022 and we are the only top 10 annuity provider with a balanced mix of products across all major annuity categories according to LIMRA. Our strong distribution relationships and broad multi-product offerings allow us to quickly adapt to respond to shifting customer needs and economic and competitive dynamics, targeting areas where we see the greatest opportunity for risk-adjusted returns. We are well-positioned for growth due to demographic trends in the U.S. retirement market, supported by our strong platform. Our Individual Retirement business is the largest contributor to our earnings, historically generating consistent spread and fee income.
•Group Retirement — Known in the market as Retirement Services, we are a leading provider of retirement plans and services to employees of tax-exempt and public sector organizations within the K-12, higher education, healthcare, government and other tax-exempt markets, having ranked third in K-12 schools, fourth in higher education institutions, fifth in healthcare institutions and fifth in government institutions by total assets as of September 30, 2022. According to Cerulli Associates Inc. (“Cerulli Associates”), the size of the not-for-profit defined contribution retirement plan market, excluding the Federal Thrift Savings Plan, was $2.0 trillion at the end of 2021. As of December 31, 2022, we work with approximately 1.7 million individuals through our in-plan products and services and over 300,000 individuals through our out-of-plan products and services approximately 100,000 of whom also retain assets in-plan. Our out-of-plan solutions and capabilities include proprietary and limited non-proprietary annuities, financial planning, brokerage and advisory services. We offer financial planning advice to employees participating in retirement plans through our employee financial advisors. These advisors allow us to develop long-term relationships with our clients by engaging with them early in their careers and providing customized solutions, education and support. Approximately 27% of our individual customers have been customers of our Group Retirement business for more than 20 years and the average length of our relationships with plan sponsors is nearly 28 years. Our Group Retirement business generates a combination of spread and fee income. While the revenue mix remains balanced, we have grown our advisory and brokerage fee revenue over the last several years, which provides a less capital-intensive stream of cash flows.
•Life Insurance — We offer a range of life insurance and protection solutions in the approximately $206 billion U.S. life insurance market (based on last twelve-months direct premiums) as of September 30, 2022, according to the S&P Global Inc., with a growing international presence in the UK and Ireland. We are a key player in the term, index universal life and smaller face whole life markets, ranking as a top 25 seller of term, universal and whole life products for the twelve months ended September 30, 2022. Our competitive and flexible product suite is designed to meet the needs of our customers, and we actively participate in product lines that we believe have attractive growth and margin prospects. Further, we have strong third-party distribution relationships and a long history in the direct-to-consumer market, providing us with access to a broad range of customers from the middle market to high net worth. We have also been working to automate certain underwriting reviews so as to make decisions on applications without human intervention, and we reached a decision on approximately 57% of all underwriting applications in 2022 on an automated basis. As of December 31, 2022, we had approximately 4.4 million in-force life insurance policies in the United States, net of those ceded to Fortitude Re. Our Life Insurance product portfolio generates returns through underwriting margin.
•Institutional Markets — We serve the institutional life and retirement insurance market with an array of products that include PRT, corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”), stable value wraps and structured settlements. We also offer guaranteed investment contracts (“GICs”), including our funding agreement-backed

Corebridge | 2022 Form 10-K 7

ITEM 1 | Business
note (“FABN”) program. We provide sophisticated, bespoke risk management solutions to both financial and non-financial institutions. Historically, a small number of incremental transactions have enabled us to generate significant new business volumes, providing a meaningful contribution to earnings, while maintaining a small and efficient operational footprint. Our Institutional Markets products generate earnings primarily through net investment spread, with a smaller portion of fee-based income and underwriting margin.
The following table summarizes our total net insurance liabilities for our four operating businesses as of December 31, 2022:

($ in billions)	Individual Retirement	Group Retirement	Life	Institutional Markets	Total
Fixed Annuities	$50.4	$—	$—	$—	$50.4
Fixed Index Annuities	33.4	—	—	—	33.4
Variable Annuities	53.5	—	—	—	53.5
In-plan(a)	—	51.0	—	—	51.0
Out-of-plan Variable Annuities	—	18.3	—	—	18.3
Out-of-plan Fixed and Fixed Index Annuities	—	8.8	—	—	8.8
Traditional Life	—	—	10.1	—	10.1
Universal Life	—	—	13.8	—	13.8
International Life and Other(b)	—	—	1.1	—	1.1
Pension Risk Transfer	—	—	—	13.5	13.5
Structured Settlements	—	—	—	3.9	3.9
Guaranteed Investment Contracts	—	—	—	8.0	8.0
Other(c)	—	—	—	7.2	7.2
Total	$137.3	$78.1	$25.0	$32.6	$273.0
(a)    Includes in-plan fixed deferred annuities and in-plan variable annuities.
(b)    Includes $0.4 billion of group benefits and accident and health.
(c)    Includes Corporate Markets products, including corporate- and bank-owned life insurance (“COLI-BOLI”), private placement variable universal life insurance and private placement variable annuity products.
OUR DISTRIBUTION PLATFORM
We have built a leading distribution platform through a range of partnerships. Our distribution platform includes banks, broker-dealers, general agencies, independent marketing organizations and independent insurance agents, as well as our employee financial advisors, plan consultants, employers, specialized agents and a direct-to-consumer platform. We believe our distribution relationships are difficult to replicate and are strengthened by the breadth of our product offerings and long history of partnership. This platform includes:
•Corebridge FD — As of December 31, 2022, we have a specialized team of approximately 450 sales professionals who partner with and grow our non-affiliated distribution on our broad platform, which includes banks, broker-dealers, general agencies, independent marketing organizations and independent insurance agents.
•AIG Direct — Our life direct-to-consumer platform primarily markets to middle market consumers through a variety of direct channels, including several types of digital channels, such as search advertising, display advertising and email, as well as direct mail.
•Group Retirement — We have a broad team of relationship managers, consultant relationship professionals, business development team and distribution leaders that focus on acquiring, serving and retaining retirement plans. Our subsidiary broker-dealer, VALIC Financial Advisors, has approximately 1,300 registered professionals, of which approximately 1,100 are employee financial advisors as of December 31, 2022.These registered professionals and employee financial advisors support our Group Retirement business by focusing on enrollments, education and providing financial guidance to individuals in-plan and offering wealth management advice and solutions to individuals that have investments out-of-plan.
•Institutional Relationships — We have strong relationships with insurance brokers, bankers, asset managers, pension consultants and specialized agents who serve as intermediaries in our institutional business.

Corebridge | 2022 Form 10-K 8

ITEM 1 | Business
The following chart presents our sales by distribution channel for the year ended December 31, 2022, including premiums, deposits and other consideration for Individual Retirement and Group Retirement and sales on a periodic basis for Life Insurance*, excluding contributions from retail mutual funds, and AIG Direct.

Independent Agents, 9%
VALIC Financial Advisors, 34%
Banks, 32%
Broker-dealers, 25%

* Life Insurance sales, excluding contributions from AIG Direct totaled $251 million through the independent agents channel for the year ended December 31, 2022.
OUR STRATEGIC PARTNERSHIP WITH BLACKSTONE
In November 2021, we entered into a strategic partnership with Blackstone that we believe has the potential to yield significant economic and strategic benefits over time. We believe that Blackstone’s ability to originate attractive and privately sourced, fixed-income oriented assets, will be accretive to our businesses and provide us with an enhanced competitive advantage.
Pursuant to the partnership, we initially transferred management of $50 billion of our existing investment portfolio. Beginning in the fourth quarter of 2022, we transferred an additional $2.1 billion to Blackstone. The amount managed by Blackstone will increase to $92.5 billion by the third quarter of 2027.
As of December 31, 2022, the book value of the assets managed by Blackstone was approximately $48.9 billion. We expect Blackstone to invest these assets primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. Blackstone’s preferred credit and lending strategy is to seek to control all significant components of the underwriting and pricing processes with the goal of facilitating bespoke opportunities with historically strong credit protection and attractive risk-adjusted returns. Blackstone seeks to capture enhanced economics to those available in the traditional fixed income markets by going directly to the lending source.
As part of our partnership, Blackstone acquired a 9.9% position in our common stock, aligning its economic interests with our stockholders. This $2.2 billion investment represented the largest corporate investment in Blackstone’s firm history.
OUR INVESTMENT MANAGEMENT AGREEMENTS WITH BLACKROCK
Under the investment management agreements with BlackRock (collectively referred to herein as the “BlackRock Agreements”, we have completed the transfer of the management of approximately $82.4 billion in book value of liquid fixed income and certain private placement assets in the aggregate to BlackRock as of December 31, 2022. In addition, liquid fixed income assets associated with Fortitude Re portfolio were separately transferred to BlackRock. The BlackRock Agreements provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance. See “Investment Management—Our Investment Management Agreements with BlackRock.”

Corebridge | 2022 Form 10-K 9

ITEM 1 | Business
OUR HISTORICAL RESULTS AND CAPITAL MANAGEMENT
Our diversified businesses have historically provided a source of capital generation through a combination of spread income, fee income and underwriting margin and have historically provided stability through market cycles. Our statutory capital position has been strengthened by our consistent capital generation, and our Life Fleet RBC, although not yet filed is, expected to be above our minimum target Life Fleet RBC of 400% as of December 31, 2022. We intend to allocate excess capital opportunistically to invest in our business and return capital to stockholders while maintaining a strong ratings profile.

Market Opportunities
We believe that several market dynamics will drive significant demand for our products and services. These dynamics include the aging of the U.S. population and the resulting generational wealth transfer, the strong consumer preference for financial planning advice, the continued reduction of corporate defined benefit plans and the significant life insurance protection gap for consumers. We believe our businesses are well-positioned to capitalize on the opportunities presented by these long-term trends.
LARGE AND GROWING RETIREMENT-AGED POPULATION IN THE U.S.
According to the U.S. Census Bureau, there were approximately 56 million Americans age 65 and older in 2020, representing 17% of the U.S. population. By 2030, this segment of the population is expected to increase by 17 million, or 30%, to approximately 73 million Americans, representing 21% of the U.S. population. Technological advances and improvements in healthcare are projected (notwithstanding near-term COVID-19 impacts) to continue to contribute to increasing average life expectancy. Accordingly, aging individuals must be prepared to fund retirement periods that will last longer than those of previous generations. We believe these longer retirement periods will result in increased demand for our retirement products. Further, Cerulli Associates estimates that by the end of 2045, $84.4 trillion will change hands from aging households passing on their wealth, providing a significant opportunity for our annuities, life insurance and investment products.

Projected U.S. Adult Population Aged 65 and Older (millions of people)
% of population
100
90
80
70
60
50
40
30
20
10
0
56.1
73.1
80.8
85.7
94.7
17%
21%
22%
22%
23%
2020
2030
2040
2050
2060

Source: U.S. Census Bureau

Corebridge | 2022 Form 10-K 10

ITEM 1 | Business
STRONG CONSUMER PREFERENCE FOR FINANCIAL PLANNING ADVICE
According to LIMRA, U.S. consumers continue to favor purchasing life insurance in person through an agent or advisor compared to another channel, with 96.4% of annuities being purchased through financial professionals for the twelve months ended September 30, 2022, despite the impact of the COVID-19 pandemic. According to Cerulli Associates, 26% of U.S. retirees prefer to seek retirement advice from financial professionals, the most popular avenue for retirement advice in this demographic, and 16% of active 401(k) participants prefer to engage financial professionals for retirement planning. Also, according to Cerulli Associates, financial professionals are the most popular option for retirement planning services for those participants with $250,000 or more in assets, and more than 30% of those participants with $500,000 or more in assets prefer to receive retirement advice from a financial professional. Due to the complexity of financial planning, we believe that many consumers will continue to seek advice in connection with the purchase of our products, providing a competitive advantage to our broad distribution platforms and in-house advice capabilities.
Source: LIMRA

REDUCED CORPORATE SAFETY NET
According to the Employee Benefits Research Institute, the percentage of private-sector wage and salary workers participating in only a defined benefit pension plan decreased from 28% in 1979 to just 1% in 2019. By contrast, the percentage participating in only defined contribution pension plans jumped from 7% to 41%. These statistics demonstrate the increasing need for individuals to seek private solutions to retirement planning and lifetime income. We believe that the dramatic and continuous shift of private-sector worker plan coverage will drive continued demand for our products and expertise. In addition, as more employers look to transfer some or all of their obligations to pay retirement benefits related to defined benefit plans, the domestic PRT market has grown from $3.8 billion in premiums in 2013 to $56.6 billion in the twelve months ended September 30, 2022, according to LIMRA, a trend that we expect to continue.

Corebridge | 2022 Form 10-K 11

ITEM 1 | Business
Source: U.S. Department of Labor Form 5500 Summaries through 1999. EBRI estimates 2000-2019 using Bureau of Labor Statistics, Current Population Survey, and U.S. Department of Labor data.
GROWING LIFE INSURANCE PROTECTION GAP AND INCREASED AWARENESS OF LIFE INSURANCE NEED DUE TO THE COVID-19 PANDEMIC
According to LIMRA, 50% of American adults surveyed in 2022 did not own any form of life insurance, an increase of two percentage points from 2021 and 10 percentage points from 2016. Further, 68% of respondents said they need life insurance, representing an 18% “life insurance protection gap,” equal to twice the amount recorded in 2019. Against this trend, almost one-third of Americans (31%) say they are more likely to purchase coverage because of the pandemic, according to LIMRA. We believe the COVID-19 pandemic has highlighted the importance of our protection products.

Corebridge | 2022 Form 10-K 12

ITEM 1 | Business

Our Competitive Strengths
SCALED PLATFORM WITH LEADING POSITIONS ACROSS A BROAD SUITE OF PRODUCT
Our scaled businesses collectively manage $357.2 billion of AUMA as of December 31, 2022, and we generated $31.6 billion of premiums and deposits and $2.1 billion in fee income for the year ended December 31, 2022. We had approximately $11.7 billion of statutory capital and surplus as of September 30, 2022, which makes us the seventh largest life and annuity company in the United States among reporting companies. We have $21.4 billion of Adjusted Book Value as of December 31, 2022. We believe our scale provides us with significant operating and competitive advantages, including our importance to our distribution partners and our ability to utilize investments in technological and operational efficiencies to benefit customers.
We maintain leading positions across multiple products and we have in many cases held these leading positions for decades. According to LIMRA, we ranked first and second in total annuity sales for the twelve months ended September 30, 2022 and year ended December 31, 2021, respectively, while ranking fourth, third and seventh across fixed, fixed index and variable annuities, respectively, for the twelve months ended September 30, 2022. We hold top five market positions in K-12 education, higher education, healthcare institutions and government group retirement assets as of September 30, 2022. In recent years, we have also experienced significant growth in advisory-based assets across both in-plan and out-of-plan products. In addition, for the twelve months ended September 30, 2022 we ranked eighth in U.S. term life insurance sales.
Our breadth of products allows us to manage our businesses to prioritize value over volume. We have the flexibility to allocate resources towards areas that we believe present the highest available risk-adjusted returns across our portfolio. We manage sales of our portfolio of products and services based on consumer demand and our view of profitability and risk across the markets in which we compete. We believe that this approach allows us to deliver consistent performance over time through a wide range of economic conditions and market environments.
DIVERSIFIED AND ATTRACTIVE BUSINESS MIX
Our business mix is well-balanced by both product type and revenue source. For the year ended December 31, 2022, we generated $5.1 billion in premiums, $3.0 billion in policy fees and $8.7 billion in net investment income excluding Fortitude Re funds withheld assets, contributing to a total of $26.7 billion in total revenue, including Fortitude Re. Our adjusted revenue is spread across our four operating businesses with Individual Retirement, Group Retirement, Life Insurance and Institutional Markets accounting for 30%, 15%, 27% and 23%, respectively, for the year ended December 31, 2022.
Our diversified business model generates earnings through a combination of spread income, fee income and underwriting margin. For the year ended December 31, 2022, our spread-based income totaled $3.3 billion, our fee-based income totaled $2.1 billion and our underwriting margin was $1.4 billion, providing a balanced mix of 49% spread-based income, 31% fee-based income and 20% underwriting margin, in each case as a percentage of the total of these income sources. For further discussion regarding our earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Financial Measures and Key Operating Metrics—Key Operating Metrics—Fee and Spread Income and Underwriting Margin.”
BROAD DISTRIBUTION PLATFORM GIVING US ACCESS TO CUSTOMERS AND FINANCIAL INTERMEDIARIES
We have a leading distribution platform with a range of partnerships and capabilities across the value chain and a culture of focus on the customer. We believe our distribution relationships are strengthened by the breadth of our product offerings and our high-touch client services. Our distribution capabilities include:
•Corebridge FD had approximately 450 specialized sales professionals as of December 31, 2022 that leverage our strategic account relationships and other partnerships to address multiple client needs. This platform is primarily focused on our non-affiliated distribution through banks, broker-dealers and independent marketing organizations, and specializes in aligning our robust product offering of over 160 life and annuity products with individual partner preferences, reaching independent advisors, agencies and other firms. Corebridge FD primarily facilitates distribution for our Individual Retirement and Life Insurance businesses, including providing certain partners a unified coverage model that allows for distribution of both our life insurance and annuity products.
•Individual Retirement maintains a growing multi-channel distribution footprint built on long-term relationships. As of December 31, 2022, our footprint included over 23,000 advisors and agents actively selling our annuities in the prior twelve months, accessed through long-term relationships with approximately 630 firms distributing our annuity products. These advisors and agents included approximately 9,700 new producers who sold our annuity products for the first time in 2022.

Corebridge | 2022 Form 10-K 13

ITEM 1 | Business
•Life Insurance has a well-balanced distribution footprint that reaches approximately 33,000 independent agents as of December 31, 2022, who actively sell our life insurance solutions, through diverse independent channels as well as a direct-to-consumer model. We had access to approximately 950 MGAs and BGAs as of December 31, 2022. In addition to our non-affiliated distribution, our life insurance policies are sold through AIG Direct, our direct-to-consumer brand with approximately 130 active agents as of December 31, 2022, which represented approximately 11% of our life insurance sales for the year ended December 31, 2022.
•Group Retirement known in the marketplace as Retirement Services, is supported by a broad team of consultant relationship professionals, business development team and relationship managers that focus on acquiring, serving and retaining retirement plans with over 22,000 plan sponsor relationships as of December 31, 2022. Our sales force of approximately 1,300 registered professionals, as of December 31, 2022, comprises experienced field and phone-based financial advisors, retirement plan consultants and experienced financial planners with an average of nearly 10 years of tenure with VALIC Financial Advisors. These financial professionals provide education, financial planning and retirement advice to individuals participating in their employer-sponsored plan. Due to the relationships built with individuals and employers, our financial professionals can, as permitted by employer guidelines, build broad relationships to provide financial planning, advisory and retirement solutions to approximately 1.7 million individuals through our in-plan products and services and over 300,000 individuals through our out-of-plan products and services (approximately 100,000 of whom also retain assets in one of our Group Retirement plans), as of December 31, 2022.
•Institutional Markets largely writes bespoke transactions and works with a broad range of consultants and brokers, maintaining relationships with insurance brokers, bankers, asset managers and specialized agents who serve as intermediaries.
We focus on maintaining strong and longstanding relationships with our partners and seek to grow our volumes with intermediaries. For the twelve months ended June 30, 2022, we represented approximately 13% on average of the total sales volume of our top 25 third-party distribution partners for our annuities. These partners have been with our platform for an average of approximately 25 years, with 9 of them for 30 years or more as of December 31, 2022. Each of our distribution platforms has a different strategy. For example, our wholesale operations, through Corebridge FD, provide high-touch customer service to our intermediaries and seek to help them grow in tandem with our business, while our VALIC Financial Advisors allow us to develop deep and trust-centered relationships directly with individuals to support their broader retirement, investment and insurance needs.
PROVEN ABILITY TO DESIGN INNOVATIVE PRODUCTS AND SERVICES
Our ability to innovate has contributed to our ability to maintain leading market positions and capitalize on profitable growth opportunities while carefully managing risk, including interest rate and equity risk within our products. The culture of innovation is deeply ingrained in our business and goes back decades. For example, our business issued the first 403(b) annuity contract in a K-12 school system over 50 years ago, to a client that continues to be one of our largest in the Group Retirement business. More recently, we accelerated the growth of our fixed index annuity platform, growing from small operations in 2012 to the third-largest player by sales for the twelve months ended September 30, 2022. This growth was supported by regular product innovation, including exclusive products provided to select distributors with innovative living benefits and customized indices. Fixed index annuities are now our largest Individual Retirement product category by premiums and deposits. We also launched the first fixed index annuity with a living benefit for sale in New York State. We introduced novel risk management features in our variable annuity products with living benefits, including VIX-indexed fee structures and a required fixed account allocation, each of which are now present in 88% of our in-force variable annuity products with living benefits as of December 31, 2022 and present in all of our new variable annuity sales for the year ended December 31, 2022. Within our PRT business, we have developed new product offerings and solutions to participate in complex plan terminations, and are developing longevity swap products to enhance our deal execution capabilities.
OUR STRATEGIC PARTNERSHIP WITH BLACKSTONE
Blackstone is expected to originate, and significantly enhance our ability to originate attractive and privately sourced, fixed-income oriented assets that are well-suited for liability-driven investing within an insurance company framework. We believe these expanded investment capabilities will improve our investment returns, accelerate our product innovation and enhance the competitiveness of our products. When scaled across our businesses, we believe these expanded capabilities can provide a significant catalyst for future growth.

Corebridge | 2022 Form 10-K 14

ITEM 1 | Business
HIGH-QUALITY LIABILITY PROFILE SUPPORTED BY A STRONG BALANCE SHEET AND DISCIPLINED APPROACH TO RISK MANAGEMENT
We believe our diverse product portfolio and history of disciplined execution have produced a strong balance sheet that is expected to generate significant cash flows over time. First, our disciplined risk selection has resulted in a high-quality liability profile with limited-to-no exposure to “challenged” product portfolios. We have minimal gross exposure, and no net exposure, to LTC policies, which we have fully reinsured to Fortitude Re. As of December 31, 2022, the gross ULSG reserve of $2.8 billion represents approximately 0.9% of our combined future policy benefits, policyholder contract deposits and separate account liabilities. Additionally, we have well-managed and limited exposure to optional guarantees within our individual annuity portfolio. As of December 31, 2022, individual annuities with living benefits represented less than 17% of total AUMA, with approximately 4.8% of these related to guarantees on fixed and fixed index annuities. Our historically profitable variable annuity portfolio has benefited from disciplined risk selection and product design with, as of December 31, 2022, approximately 63.5% of the portfolio having no guaranteed living benefits and 5% of variable annuity reserves attributable to living benefit business written prior to 2009. In our Institutional Markets business, we offer certain products, such as SVWs, without significant mortality or longevity exposure. Furthermore, the breadth of our Institutional Markets offerings allows us to be selective in our liability generation and allocate capital towards the areas where we see attractive risk-adjusted returns.
Our balance sheet is supported by our strong capital position and high-quality investment portfolio. We manage our AGL, USL and VALIC (“Life Fleet”) RBC to a minimum target of 400% and expect to be at or above this target as of December 31, 2022. We intend to manage our financial leverage appropriately with a target financial leverage ratio of 25% to 30%. See “Glossary” for the definition of financial leverage ratio. Our insurance operating company investment portfolio is primarily invested in fixed income securities, 94% of which are designated investment grade by the NAIC as of December 31, 2022.
We also have an active hedging program for our living benefit guarantees, which is informed by our view of the economic liability of the business and is intended to provide protection against adverse market scenarios that could cause the value of the associated liability to increase. In addition, we have an ALM program that seeks to closely match the characteristics of our asset portfolio with the characteristics of our liabilities.
ABILITY TO DELIVER CONSISTENT CASH FLOWS AND ATTRACTIVE RETURNS FOR STOCKHOLDERS
Through our scaled and diverse businesses, underpinned by our strong balance sheet and disciplined approach to risk management, we have historically delivered consistent earnings and cash flows to our parent company. We have historically been able to deliver an attractive return on equity even at times when we have faced challenging macroeconomic conditions, such as the low interest rate environment and the COVID-19 pandemic in recent years.
EXPERIENCED MANAGEMENT TEAM
We have a strong and experienced senior management team with a range of backgrounds across insurance, financial services and other areas of expertise. Our senior management team has an average of over 25 years of experience in the financial services industry.

Our Strategy
LEVERAGE OUR PLATFORM TO DELIVER INCREASED EARNINGS
There are significant trends supporting the growth of each of our four businesses, and we believe that we are positioned to take advantage of these trends to achieve targeted growth opportunities.
•We believe we can leverage our broad platform to benefit from changing Individual Retirement market dynamics. We intend to maintain and expand our products to provide income and accumulation benefits to our customers. For example, we recently broadened our product portfolio to include a fee-based fixed index annuity to meet the needs of our investment advisor distribution partners. Through our customized wholesaling model, we plan to capitalize on this opportunity by leveraging both external and proprietary data to identify the highest value opportunities at both the distribution partner and financial professional level.

Corebridge | 2022 Form 10-K 15

ITEM 1 | Business
•We believe our high-touch model is well-tailored for many employers in the not-for-profit retirement plan market and enables us to help middle market and mass affluent individuals achieve retirement security. Specifically, our employee financial advisors provide education and advice to plan participants while accumulating assets in-plan and can seek to serve more of the participant’s financial needs during their lifetime beyond the in-plan relationship, as permitted by employer guidelines. As of December 31, 2022, we have a large extended customer base of approximately 1.7 million plan participants to whom we have access through our in-plan Group Retirement offerings and 300,000 individuals we serve through our out-of-plan wealth management offerings, approximately 100,000 of whom also retain assets in one of our Group Retirement plans. With in-plan income solutions beginning to emerge, we are well-positioned to benefit from market needs. Moreover, by continuing to offer investment advisory services, we expect to capture additional fee-based revenue while providing our clients attractive financial solutions outside of the scope of our own product suite.
•Our Life Insurance business has an opportunity to help close the current protection gap in the United States and offer value to our customers internationally. Our long history in the direct-to-consumer market through a variety of direct-to-consumer channels provides valuable insights and experience for these opportunities.
•Our Institutional Markets business has developed relationships with brokers, consultants and other distribution partners to drive increased earnings for its products. We expect to continue to achieve attractive risk-adjusted returns through PRT deals by focusing on the larger end of the full plan termination market where we can leverage our differentiated capabilities around managing market risks, asset-in-kind portfolios and deferred participant longevity. Additionally, we plan to grow our GIC portfolio by expanding our FABN program. We believe that our Blackstone partnership will differentiate our competitive position by providing assets with a duration, liquidity and return profile that are well-suited to our Institutional Markets offerings, allowing us to grow our transaction volume.
LEVERAGE OUR STRATEGIC PARTNERSHIP WITH BLACKSTONE TO CREATE DIFFERENTIATED PRICING AND LIABILITY SOURCING
Blackstone is a market-leading alternative investment manager with significant direct asset origination capabilities, representing additional opportunities for us to source the fixed-income oriented assets needed to back our liabilities and enhance risk-adjusted returns. We intend to use our collective asset origination and investment management capabilities to help drive value and growth for all of our businesses.
DRIVE FURTHER COST REDUCTION AND PRODUCTIVITY IMPROVEMENT ACROSS THE ORGANIZATION
We have identified opportunities to improve profitability across our businesses through operating expense reductions, without impacting our ability to serve our existing clients, and in many cases enhancing our service capabilities, to enable growth in our businesses. As part of Corebridge Forward, we aim to achieve an annual run rate expense reduction of approximately $400 million on a pre-tax basis within two to three years of our initial public offering (the “IPO”) and have acted upon or contracted approximately $232 million of exit run rate savings for the year ended December 31, 2022 and expect the majority of the reduction to be achieved within 24 months of the IPO. To achieve this goal, Corebridge Forward is expected to have a one-time expense of approximately $300 million on a pre-tax basis and as of December 31, 2022 the cost to achieve has been approximately $84 million. In particular, we plan to:
•simplify our customer service model and modernize our technology infrastructure with more efficient, up-to-date alternatives, including cloud migration and cloud-based solutions;
•implement a lean operating model;
•build on existing partnership arrangements to further improve scale and drive spend efficiency through technology deployment and process optimization;
•rationalize our real estate footprint to align with our business strategy, future operating model and organizational structure; and
•optimize our vendor relationships to drive additional savings.
To achieve this plan, we have reached agreements with our existing partners to realize further cost efficiencies by transforming additional operational and back office processes. Apart from this plan, we intend to evolve our investments organization, which we expect will create additional efficiencies, to reflect our relationships with key external partners, our expected implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in fees for asset management services that we provide to AIG and third parties.
For additional information about our cost reduction and productivity improvements across the organization, see “Risk Factors—Risks Relating to Estimates and Assumptions—Our productivity improvement initiatives may not yield our expected expense reductions and improvements in operational and organizational efficiency.”

Corebridge | 2022 Form 10-K 16

ITEM 1 | Business
CLOSELY MANAGE CAPITAL TO CONTINUE TO PROVIDE STRONG CASH FLOW FOR STOCKHOLDERS
We have historically provided capital returns to our parent company, and we intend to continue to manage our businesses to produce meaningful returns to stockholders through potential dividends and share repurchases. We also intend to closely manage our in-force portfolio, seek to ensure that new business is profitable and proactively manage our businesses to optimize returns within and across portfolios.

Our Segments
INDIVIDUAL RETIREMENT
Overview
We are a leading provider of individual annuity products, serving over 1 million clients as of December 31, 2022. Our three product categories, fixed, fixed index and variable annuities, address a range of savings, investment, and income needs. We offer a variety of optional benefits within these products, including lifetime income guarantees and death benefits and sell our annuity products through our extensive distribution platform. For the year ended December 31, 2022, we recorded $15.1 billion in total individual annuity sales, with each of our product categories contributing at least $3.1 billion in premiums and deposits. Our broad and scaled product offering has allowed us to rank second in total individual annuity sales in each of the last ten years including the last twelve months ended September 30, 2022, according to LIMRA.
Broad distribution platform
Our Individual Retirement business maintains a growing multi-channel distribution footprint built on long-term relationships. As of December 31, 2022, our footprint included over 23,000 advisors and agents who actively sold our annuities in the prior 12 months, accessed through long-term relationships with approximately 630 firms distributing our annuity products, and approximately 9,700 new producers who sold our annuity products for the first time in 2022. Our strategic accounts function helps manage relationships with our largest distribution partners. We have also collaborated with some distribution partners to create differentiated fixed and fixed index annuity products tailored for specific markets, customer segments and distribution channels to add value to our customers while managing our balance sheet exposure.
Diversified product portfolio
Our diverse and broad product suite allows us to quickly adapt our offerings in response to shifting customer needs and economic and competitive dynamics, targeting areas where we see the greatest opportunity for risk-adjusted returns. As an example, we typically re-price our full fixed annuity product suite on a weekly basis to respond to market conditions, distributor preferences and competitive actions and can re-price more frequently if needed. Our product diversification, as evidenced by balanced new business sales across all three annuity product categories, allows for further new business flexibility in meeting customer demand and changing macroeconomic conditions.
Disciplined product risk management
Our products and product features are designed with both customer needs and our risk management in mind. We have a disciplined approach designed to manage risk exposure to our balance sheet by managing margins and capital and stress testing results under varied market conditions. As an example, our fixed index annuities are designed purposefully so that we can effectively manage the index crediting risk through our hedging program. Further, our fixed annuity block reflects a history of disciplined rate setting, with minimal exposure to guaranteed crediting rates above 4.5%. Our variable annuity business has pioneered risk-mitigating features such as VIX-indexed fees and flexible income choices which offer value for our customers while tailoring to our risk profile. Additionally, our variable annuity block reflects a history of disciplined product design, with limited exposure to legacy variable annuities with living benefits written before 2009, which account for 5% of our overall variable annuity portfolio as of December 31, 2022. Our product diversification further mitigates potential adverse outcomes that could impact our portfolio.
Individual Retirement is the largest contributor to our earnings, accounting for $1.2 billion or 56% of our adjusted pre-tax operating income in the year ended December 31, 2022. We have approximately 1 million policies in-force, representing $136.7 billion of AUMA as of December 31, 2022.

Corebridge | 2022 Form 10-K 17

ITEM 1 | Business
The following table presents Individual Retirement AUMA by product:

	December 31,
(in millions)	2022		2021		2020
Fixed annuities	$51,806	37.9%	$57,823	36.1%	$60,538	38.5%
Fixed index annuities	30,403	22.2%	31,809	19.8%	27,893	17.7%
Variable annuities	54,487	39.9%	70,612	44.1%	68,918	43.8%
Total*	$136,696	100.0%	$160,244	100.0%	$157,349	100.0%
* Excludes AUA of our retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated.
Products
Fixed annuities
We offer a range of fixed annuity products that offer principal protection and a specified rate of return over a single year or multi-year time periods. Beyond the guaranteed return periods, we offer renewal crediting rates that are dynamically managed in coordination with our investment team. We also offer optional living benefits for some of our fixed annuity products. The market risk associated with these living benefits is mitigated as the return on fixed annuities uses the guaranteed minimum interest rate as a floor, which prevents the account value from declining due to market returns.
We bear the risk of investment performance for fixed annuity products. These products primarily generate spread-based income on the difference between the investment income earned on the assets backing the policy (which are held in our general account) and the interest credited to the policyholder. For example, in the first quarter of 2022, our product investment management team coordinated with our Individual Retirement pricing team to quickly incorporate the assets originated by Blackstone into our pricing methodologies, resulting in subsequent price improvements and a more than 89% increase in year-over-year fixed annuity sales for 2022, as compared to 2021. Our product teams closely coordinate with our investment management function to efficiently manage this spread income. Such coordination provides us with the ability to quickly reprice and reposition our market offerings as new asset opportunities are sourced and as market conditions change in addition to closely managed renewal rates.
Fixed index annuities
We offer fixed index annuity products which provide our customers with returns linked to the underlying returns of various market indices. These products can include a range of optional benefits including guaranteed minimum death benefits (“GMDBs”) and guaranteed minimum withdrawal benefits (“GMWBs”). The market risk associated with these guarantees is mitigated as fixed index annuity account values generally do not decrease even when the chosen index has negative performance. We have accelerated the growth of our fixed index annuity platform, growing from $0.4 billion in sales (1.1% market share) in 2013 to $6.3 billion in sales for the year ended December 31, 2022 (9.2% market share for the twelve months ended September 30, 2022).
Similar to our fixed annuities, our fixed index annuities generate spread-based income on the difference between the investment income earned on the general account assets backing the policy and the interest credits our clients earn. We bear the risk associated with the interest credits that our clients earn, which is managed through hedging (as discussed below) in order to minimize the index exposure on our balance sheet. This is in addition to the pricing and renewal rate management that we employ against both fixed annuity and fixed index annuity products.
Variable annuities
We offer variable annuities that allow a customer to choose from a selection of investment options. Our variable annuity products generate fee-based income that is typically paid as a percentage of the assets in the investment options selected by the policyholder and held in one of our separate accounts. Policyholders generally bear the risk of the investment performance of assets held in a separate account. These products typically offer, and in some cases in order to limit volatility, require a portion of the account value to be allocated to, general account investment options.
Our variable annuity products offer guaranteed benefit features (collectively known as “GMxBs”), including GMDBs and living benefits which provide guaranteed lifetime income, such as GMWBs. We presently offer simple GMDBs, with 88% of our variable annuity GMDB account value as of December 31, 2022 either providing for a return of premium or locking-in a maximum anniversary value, and have limited exposure to legacy GMDB options, including rollups which represented 4% of variable annuity GMDB account value as of December 31, 2022. 77% of our variable annuity account value has a GMWB as of December 31, 2022 and we have a small portion of in-force contracts with guaranteed minimum income benefits (“GMIBs”), although we no longer offer this guaranteed benefit feature as of 2006 and the majority of this exposure has been reinsured. We seek to mitigate the market risk associated with all guaranteed benefit features through a dynamic hedging program that is designed to reduce the equity market and interest rate risk associated with offering the benefits.

Corebridge | 2022 Form 10-K 18

ITEM 1 | Business
While only one living benefit can be purchased for a variable annuity contract, a contract can include both a GMDB and a living benefit. However, a policyholder can only receive payouts from one guaranteed feature on a contract containing both a GMDB and a living benefit, with the exception of a surviving spouse who has a rider to potentially collect both a GMDB upon his or her spouse’s death and a GMWB during the surviving spouse’s lifetime. As of December 31, 2022, 1.9% of our joint annuity contracts with living benefits are in spousal continuation status.
The following table presents our Individual Retirement premiums and deposits by product:

	December 31,
(in millions)	2022		2021		2020
Fixed annuities	$5,695	37.7%	$3,011	22.0%	$2,535	26.3%
Fixed index annuities	6,316	41.8%	5,621	41.2%	4,096	42.5%
Variable annuities	3,109	20.5%	5,025	36.8%	3,003	31.2%
Total*	$15,120	100.0%	$13,657	100.0%	$9,634	100.0%
* Excludes the sale of our retail mutual funds business that was sold to Touchstone on July 16, 2021, or otherwise liquidated.
While the COVID-19 pandemic negatively impacted sales results in 2020, we have retained market share relative to peers, and we had the first place ranking in total individual annuity sales for the twelve months ended September 30, 2022 and the second place ranking for the year ended December 31, 2021.
The following table presents our sales rankings by annuity product category according to LIMRA:

	For the twelve months ended September 30, 2022	For the years ended December 31,
		2021	2020	2019	2018	2017	2016
Overall	1	2	2	2	1	2	2
Fixed annuities	4	4	5	2	3	2	2
Fixed index annuities	3	3	3	3	4	7	5
Variable annuities	7	5	6	6	6	5	5
Our fixed annuity and fixed index annuity products generate spread-based income on the difference between crediting rates paid and yields earned on assets we invest in our general account. Our variable annuity products generate fee-based income that is typically paid as a percentage of the assets in the investment options selected by the policyholder and held in our separate accounts. While our Individual Retirement variable annuity net insurance liabilities represented 12% of our in-force as of December 31, 2022, they only represented 10% of our new premiums and deposits for the year ended December 31, 2022. Given the current environment, we expect a further increase in the proportion of our fixed index annuities sales, resulting in an increasing proportion of spread income over fee income over time.
The following table presents Individual Retirement spread and fee income:

	For the years ended December 31,
(in millions)	2022		2021		2020
Net base spread income(a)	$1,922	57.0%	$1,794	43.2%	$1,898	50.6%
Variable investment income, excluding affordable housing	163	4.8%	711	17.1%	403	10.8%
Affordable housing	—	—%	145	3.5%	129	3.4%
Total Spread income	$2,085	61.8%	$2,650	63.8%	$2,430	64.8%
Fee Income(b)	1,287	38.2%	1,500	36.2%	1,321	35.2%
Total	$3,372	100.0%	$4,150	100.0%	$3,751	100.0%
(a) Spread income is defined as premium and net investment income less benefits and interest credited.
(b) Fee income is defined as policy fees plus advisory fee and other income.

Corebridge | 2022 Form 10-K 19

ITEM 1 | Business
Distribution
Individual Retirement has a large and diverse distribution platform, allowing the business to reach and serve a wide range of consumers. Individual Retirement’s annuity products are offered through a longstanding, multichannel distribution network of approximately 630 third-party firms including banks, broker-dealers, general agencies, independent marketing organizations and independent insurance agents as of December 31, 2022. At Corebridge FD, we have approximately 450 professionals who work with these firms and their associated advisors to market and sell our products. According to LIMRA, we were the only company to rank in the top seven in sales across all three major annuity product categories for the twelve months ended September 30, 2022, and to have remained in the top 10 in each category since 2015.
The following table presents our Individual Retirement premiums and deposits by distribution channel:

	For the years ended December 31,
(in millions)	2022		2021		2020
Broker dealer(a)	$5,876	38.9%	$7,137	52.3%	$4,576	47.5%
Banks	7,446	49.2%	4,756	34.8%	3,659	38.0%
Independent non-registered marketing organizations/BGAs(b)	1,798	11.9%	1,764	12.9%	1,399	14.5%
Total	$15,120	100.0%	$13,657	100.0%	$9,634	100.0%
(a) Includes wirehouses, independent and regional broker-dealers.
(b) Includes employee financial advisors.
Our distribution strategy is built around our approximately 450 professionals maintaining long-term relationships with the firms that distribute our products and the individual agents and registered representatives within those firms. Corebridge FD’s coordinated wholesaling approach positions us to go to market as ‘one firm,’ thereby better serving our distribution partners and increasing our relevance and perceived value to them. As of December 31, 2022, our top 25 third-party distribution partners have been on our platform for an average of approximately 25 years, with 9 of them for 30 years or more. As of December 31, 2022, we represented 13% on average of the total sales volume of our top 25 third-party distribution partners for our annuities. We also develop customized products and specialized strategies for our channels as appropriate, including variations of our fixed annuity products that better align with partner business models and variable annuity products with specialized rider options. These customized products comprised 43.8% of our 2022 annuity sales. The strong relationships formed through these collaborations are fundamental to our ability to continue to generate attractive risk-adjusted returns.
Markets
Our individual annuity products are primarily sold to mass affluent and high net worth individuals for retirement accumulation, retirement income and legacy planning. Increasing life expectancy and reduced expectations for traditional retirement income from defined benefit programs and fixed income securities are leading Americans to seek additional financial security as they approach retirement. As the retirement age population in the United States continues to grow, we expect the need for these retirement savings and income products to expand.
Competition
Our Individual Retirement business competes with traditional life insurers and financial services companies, including banks and asset management companies. Competition is based on pricing, product design, distribution, financial strength, brand and reputation, customer service and ease of doing business, among other factors. We expect the robust competition in our space to continue from traditional insurance companies, newer entrants into the insurance space, and substitute products such as certificates of deposit, mutual funds and other investment products. Newer entrants have frequently been owned or affiliated with alternative asset managers, which provide an enhanced investment strategy compared to traditional competitors. We expect our partnership with Blackstone to give us access to enhanced investment capabilities, enabling us to compete effectively in this changing environment. In parallel, several insurance company competitors have changed their focus away from the individual life and retirement market, which has created an opportunity for us to gain market share in product and distribution areas that others are de-emphasizing.

Corebridge | 2022 Form 10-K 20

ITEM 1 | Business
Strategy
Deepen distribution relationships
We continue to focus on leveraging our distribution strategy to expand the breadth and depth of our distribution relationships. This strategy broadens our product penetration with existing distribution partners and coordinates our sales activities through our strategic account managers and customized wholesaling model. Using both external and proprietary data, we seek to identify the highest value opportunities at both the distribution partner and financial professional level. We also target new high-impact distributors looking to grow and utilize our broad product set to better serve their end customers.
Continue to innovate products and features
Continuing to offer well-designed products with attractive risk-return profiles and customer appeal is fundamental to our success. For example, we recently broadened our product portfolio to include a fee-based fixed index annuity to meet the needs of our investment advisor distribution partners. Additionally, we are continuously evaluating adding product features and options that have the potential to enhance our overall risk-return profile and add value for our clients and distributors.
Target opportunistic and profitable growth
Our strong market positions and distribution relationships allow us to opportunistically target growth in products where market dynamics provide for attractive returns. We identify and pursue growth opportunities based on our assessment of the opportunity to generate both attractive returns and drive volume. According to Cerulli Associates, the U.S. retirement market is a $39 trillion opportunity due to the aging of the population, reduced access to private pensions, inter-generational wealth transfers, and improved life expectancy. We believe this will continue to fuel growth in the market for U.S. retirement assets, and in turn demand for our Individual Retirement products. We believe we are well-positioned to capture this growing market opportunity through our robust and balanced product line-up, our distribution platform and our partnership with Blackstone.
Risk Management
Our Individual Retirement risk management philosophy begins with the way we approach new business generation. We seek to prioritize long-term value over sales volume and adapt our product focus and product designs in the face of changing market dynamics. Over time, this approach has resulted in a well-diversified annuity business that generates consistent earnings through a combination of spread and fee-based income and has minimal exposure to unprofitable legacy lines of business. We have several risk management features that are embedded in the majority of our in-force business as described above. Finally, we deploy a sophisticated dynamic hedging program that aggregates risk at the portfolio level to realize efficiencies across our platform and seeks to produce consistently strong results through a variety of economic environments.
Diversified business
The breadth of our individual annuity offerings allows us to generate earnings that are driven by a well-balanced source of spread and fee-based income. We believe our strong fixed, fixed index and variable annuity products position us to weather economic uncertainty and adapt to competitive pressure better than a concentrated, single-product portfolio.
Product design
Fixed annuities - Fixed annuities are exposed to disintermediation risk in the event of rising interest rates and increased lapses. Our fixed annuities have surrender charge periods, generally in the three-to-seven year range, which may help mitigate increased early surrenders in a rising rate environment and approximately 45.7% of our reserves have surrender charges. As a result of past market conditions and comparable to our peers, we were reducing the guaranteed minimum interest rates (“GMIRs”) offered by our fixed annuities over time, however, with the recent increase in interest rates our GMIR has started to increase. Our track record of disciplined rate setting has helped to mitigate some of the historical pressure on investment spreads. While older contracts that were priced in a higher interest rate environment face the most significant spread compression concerns, contracts with GMIRs over 4.5% account for a relatively small portion of our fixed annuity portfolio, which we expect will continue to decrease over time as new contracts are issued at lower GMIRs and older contracts experience lapses, withdrawals and deaths.

Corebridge | 2022 Form 10-K 21

ITEM 1 | Business
The following table presents our fixed annuity reserves by GMIR:

	December 31,
(in billions)	2022		2021		2020
No GMIR	$2.6	5.2%	$2.9	5.8%	$2.7	5.4%
<2.00%	28.1	55.8%	25.4	51.0%	24.8	49.1%
2.00 – 2.99%	3.4	6.7%	3.8	7.6%	4.2	8.4%
3.00 – 4.49%	15.8	31.3%	17.2	34.6%	18.3	36.1%
4.50%+	0.5	1.0%	0.5	1.0%	0.5	1.0%
Total	$50.4	100.0%	$49.8	100.0%	$50.5	100.0%
Fixed annuity deposits in 2022 almost entirely consisted of products with GMIR’s less than 2.0%, while over $1.0 billion of surrenders and withdrawals occurred in products with GMIRs greater than 2.0%, driving inflows to the less than 2.0% GMIR products and outflows in the products with GMIRs greater than 2.0%. Our fixed annuity portfolio has a weighted average crediting rate of 2.7% and GMIR of 1.7% as of December 31, 2022.
Fixed annuities are also exposed to disintermediation risk in the event of rising interest rates and increased lapses. Fixed annuities have surrender charge periods, generally in the three-to-seven year range, which may help mitigate increased early surrenders in a rising rate environment.
The following table presents our fixed annuity reserves by surrender charge:

	December 31,
(in billions)	2022		2021		2020
No surrender charge	$24.9	49.4%	$26.4	53.0%	$27.1	53.6%
Greater than 0% – 2%	1.8	3.6%	2.1	4.2%	2.3	4.6%
Greater than 2% – 4%	2.3	4.6%	2.4	4.9%	2.7	5.3%
Greater than 4%	18.9	37.5%	16.5	33.1%	16.2	32.1%
Non-surrenderable	2.5	4.9%	2.4	4.8%	2.2	4.4%
Total	$50.4	100.0%	$49.8	100.0%	$50.5	100.0%
The following table presents our fixed annuity rider reserves:

	December 31,
(in millions)	2022	2021	2020
GMWB*	$91	$457	$353
* This balance includes shadow reserves of $(298) million, $187 million and $215 million for the years ended December 31, 2022, 2021 and 2020.
We do not have any fixed annuity rider reserves for GMDB or GMIB.
Fixed index annuities - Our fixed index annuity block does not contain significant legacy risk exposure as we only began increasing sales meaningfully in this product category in 2013. Fixed index annuities are designed with simpler risk profiles than variable annuities and the associated index credits are hedged by our hedging team. The majority of our fixed index annuity portfolio does not contain guaranteed minimum living benefits, which we believe results in an attractive risk profile across our in-force fixed index annuity block. We introduced a GMDB option in our fixed index annuity portfolio in 2020, which is currently present in $300 million of fund value as of December 31, 2022.
The following table presents our fixed index annuity reserves with and without a GMWB:

	December 31,
(in millions)	2022		2021		2020
No GMWB	$22,210	66.5%	$19,027	62.6%	$15,052	58.6%
GMWB	11,196	33.5%	11,347	37.4%	10,612	41.4%
Total	$33,406	100.0%	$30,374	100.0%	$25,664	100.0%
We do not have any fixed index annuity rider reserves for GMIB and we have less than $1 million of GMDB fixed index annuity rider reserves as of December 31, 2022.

Corebridge | 2022 Form 10-K 22

ITEM 1 | Business
The following table presents our fixed index annuity reserves by surrender charge:

	December 31,
(in billions)	2022		2021		2020
No surrender charge	$2.3	6.9%	$2.0	6.6%	$1.4	5.4%
Greater than 0% – 2%	1.4	4.2%	1.7	5.6%	1.1	4.3%
Greater than 2% – 4%	4.5	13.5%	4.2	13.8%	3.5	13.6%
Greater than 4%	25.2	75.4%	22.5	74.0%	19.6	76.7%
Non-surrenderable	—	—%	—	—%	—	—%
Total	$33.4	100.0%	$30.4	100.0%	$25.6	100.0%
Variable annuities - Years of prudent product design have resulted in an in-force variable annuity block that has minimal exposure to pre-2009 financial crisis liabilities and rollup death benefits. Our variable annuity GMDB exposure is primarily concentrated in return of premium guarantees, with little exposure to riskier return of account value options. Our living benefits exposure is concentrated in GMWBs. All GMWBs require the customer to invest in a restricted set of fund options, a limited number of which are customizable. We have a small portion of legacy GMIBs, representing 4% of our in-force portfolio as of December 31, 2022.
The following table presents our account value by GMDB design in our variable annuity portfolio:

	December 31,
(in billions)	2022		2021		2020
No GMDB	$0.8	1.6%	$1.0	1.6%	$0.9	1.5%
Return of premium	31.2	61.1%	38.9	60.8%	36.5	61.3%
Highest contract value attained	13.3	26.0%	17.3	27.0%	16.7	27.9%
Rollups	2.1	4.1%	2.9	4.5%	2.9	4.9%
Return of account value	3.7	7.2%	3.9	6.1%	2.6	4.4%
Total	$51.1	100.0%	$64.0	100.0%	$59.6	100.0%
The following table presents our account value by benefit type in our variable annuity portfolio:

	December 31,
(in billions)	2022		2021		2020
GMWB	$39.2	76.7%	$48.4	75.6%	$45.0	75.5%
GMDB only	9.3	18.2%	12.2	19.0%	11.4	19.1%
GMIB	1.8	3.5%	2.4	3.8%	2.3	3.9%
No guarantee	0.8	1.6%	1.0	1.6%	0.9	1.5%
Total	$51.1	100.0%	$64.0	100.0%	$59.6	100.0%
The vast majority of our in-force variable annuity portfolio is designed with embedded risk mitigation features as follows:
•VIX-indexed fee: This feature increases the rider fee when market volatility rises, helping offset higher costs of hedging during periods of high equity volatility as well as providing value to the customer through lower fees during periods of lower equity volatility in the market. This feature is present in 88% of our total in-force GMWB variable annuity business as of December 31, 2022 and 100% of new GMWB variable annuity sales in the year ended December 31, 2022. The feature is unique to our product lines.
•Required fixed account allocation: This feature requires 10% – 20% of account value to be invested in an account that credits a fixed interest rate and provides no equity exposure. This feature is present in 88% of our in-force GMWB business as of December 31, 2022 and approximately 100% of new GMWB variable annuity sales with living benefits in the year ended December 31, 2022. The feature was introduced by our company in 2010.
•Volatility controlled funds: These funds, which are offered or in some cases are required in conjunction with certain living benefits, seek to maintain consistent and capped volatility exposure for the underlying funds in the variable annuity by managing exposures to volatility targets and/or caps instead of a more traditional fixed equity allocation. These funds also limit equity allocation and provide equity market tail protection through put options purchased within the funds. The funds account for 64% of our in-force GMWB living benefit AUMA as of December 31, 2022 and 24% of new GMWB variable annuity sales in the year ended December 31, 2022. Currently, we sell two main living benefit riders, one that requires election of volatility control funds with more generous payout features and one that does not require the use of volatility control funds and offers less generous payout features. The latter product is more popular, resulting in a lower percentage of

Corebridge | 2022 Form 10-K 23

ITEM 1 | Business
new sales that use volatility control funds. We believe both riders are appropriately priced and have significant risk mitigating features.
•Withdrawal rate reduction at claim: This feature lowers the guaranteed income amount after the account value is depleted, consequently lowering our claim payments. This feature is present in 70% of our in-force GMWB business as of December 31, 2022 and 77% of new GMWB variable annuity sales for the year ended December 31, 2022.
The amount of consumer value embedded in a variable annuity guarantee is determined by the design of the guarantee and the benefit base, as specified in the contract. Net amount at risk represents our exposure to a potential loss through the variable annuity guarantee.
The following table presents our variable annuity net amount at risk (“NAR”) and rider reserve by benefit type:

	December 31,
Variable annuity NAR and rider reserves(a)(b)	2022		2021		2020
(in millions)	NAR	Reserve	NAR	Reserve	NAR	Reserve
GMWB	$198	$762	$471	$2,484	$1,082	$3,619
GMDB	$3,209	$387	$726	$398	$788	$369
GMIB	$16	$12	$54	$12	$83	$12
(a)    The NAR for each GMDB and GMWB is calculated irrespective of the existence of other features. As a result, the NAR for each of GMDB and GMWB is not additive to that of other features.
(b)    The NAR for GMDB represents the amount of benefits in excess of account value if death claims were filed on all contracts on the balance sheet date. The NAR for GMWB represents the present value of minimum guaranteed withdrawal payments, in accordance with contract terms, in excess of account value, assuming no lapses.
The following table presents our variable annuity reserves by surrender charge:

	December 31,
(in billions)	2022		2021		2020
No surrender charge	$28.3	52.9%	$34.0	50.0%	$29.6	45.7%
Greater than 0% – 2%	7.3	13.6%	10.9	16.0%	10.5	16.3%
Greater than 2% – 4%	5.3	9.9%	9.9	14.5%	12.0	18.5%
Greater than 4%	12.6	23.6%	13.3	19.5%	12.6	19.5%
Non-surrenderable	—	—%	—	—%	—	—%
Total	$53.5	100.0%	$68.1	100.0%	$64.7	100.0%
The variable annuity market has developed significantly over the past decade as many carriers altered product designs to better balance consumer and stockholder value after experiencing reduced profitability through the 2008 financial crisis and subsequent market downturns. In doing so, many carriers have reduced the benefits offered in their GMxBs through subsequent product rollouts. Our exposure to legacy variable annuities with living benefits written before 2009 accounts for 5% of our overall portfolio, as of December 31, 2022.

Corebridge | 2022 Form 10-K 24

ITEM 1 | Business
The following chart presents the distribution of our variable annuity account value across sale vintages and GMWB status as of December 31, 2022.
Hedging
In addition to prudent product design and in-force management, we seek to reduce the risk associated with our Individual Retirement products through a dynamic hedging program. Our hedge program utilizes market instruments, including swaps, futures and options to offset changes in our internal view of the exposure of our variable annuity living benefits as well as the index credits on fixed index annuities. For example, for variable annuity living benefits, the hedge targets are calculated as the difference between the present value of future expected benefit payments for the living benefit and the present value of future living benefit rider fees, with present values determined over numerous equally weighted stochastic scenarios. This stochastic projection method uses best estimate assumptions for policyholder behavior, including mortality, lapses, withdrawals and benefit utilization in conjunction with market scenarios calibrated to observable equity and interest rate option prices. We measure our exposure at least daily and seek to keep our net exposure, defined as hedge assets and associated contract liabilities, within defined limits. The hedging program is designed to provide additional protection against large and combined movements in levels of interest rates, equity prices, credit spreads and market volatility under multiple scenarios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Factors Impacting Our Results—Impact of Variable Annuity GMWB Riders and Hedging.”
The market value of the hedge portfolio compared to the economic hedge target at any point in time may be different and is not expected to be fully offsetting. The primary sources of difference between the change in the fair value of the hedging portfolio and the economic hedge target include: basis risk due to the variance between expected and actual fund return; differences in realized volatility and implied volatility; actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and risk exposures that we have elected not to explicitly or fully hedge. The impact to earnings as a result of these differences has been minimal as illustrated by the following table.
The following table presents the net increase (decrease) to combined pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization, for the Individual Retirement and Group Retirement segments:

	December 31,
(in millions)	2022	2021	2020
Net increase (decrease) on pre-tax income (loss)	$1,251	$150	$203
We also seek to leverage the scale of our business and our hedging programs across our lines of business. For example, we seek to take advantage of offsetting positions that we may have within our variable annuity, fixed index annuity, and index universal life businesses. By offsetting these positions, we are able to both reduce our risk and our trading costs. In 2022, this resulted in an estimated 28% reduction in equity hedging and approximately $5 million to $10 million of hedging cost savings.

Corebridge | 2022 Form 10-K 25

ITEM 1 | Business
GROUP RETIREMENT
Overview
Our Group Retirement business is a leading provider of retirement plans and services to employees of tax-exempt and public sector organizations as they plan, save for and achieve secure financial futures. We provide products and services through our fully integrated product manufacturing and distribution model to employees that are in-plan, as well as individuals out-of-plan. Our in-plan products include an open architecture recordkeeping platform and group annuities supported by plan administrative and compliance services. We offer financial planning advice to employees participating in retirement plans through our employee financial advisors. In addition to engaging with participants in-plan, as permitted by employer guidelines, we seek to manage employees’ other assets and retain rollover assets when employees separate from the plan service. Our out-of-plan offering includes proprietary and limited non-proprietary annuities, financial planning, and brokerage and advisory services, and continues to be a key contributing factor to our fee-based revenue.
Our target markets include K-12 schools, higher education institutions, healthcare providers, government employers and other tax-exempt institutions, where we serve over 22,000 plan sponsors across all 50 states in the 403(b), 457(b), 401(a) and 401(k) markets as of December 31, 2022. We were ranked third in K-12 schools, fourth in higher education institutions, fifth in healthcare institutions and fifth in government institutions by total assets as of September 30, 2022. According to Cerulli Associates, the size of the not-for-profit defined contribution retirement plan market, excluding the Federal Thrift Savings Plan, was $2.0 trillion in 2021. These plans allow us to work with approximately 1.7 million individuals and make up $75 billion of AUMA as of December 31, 2022. We offer customized versions of our in-plan annuities and certain of our Individual Retirement annuity products to our customers for their out-of-plan assets, primarily through the large individual retirement account (“IRA”) market. As of December 31, 2022, we had $40 billion of out-of-plan AUMA and served over 300,000 out-of-plan individuals, approximately 100,000 of whom also retain assets in one of our Group Retirement plans.
Through our broad product and service offerings, we create relationships with both plan sponsors (employers) and plan participants (employees). Our retirement plan solutions are delivered to employers by our business development team who, often in coordination with third-party plan consultants, work with employers to create a tailored plan configured to meet the specific needs of their employees. Our subsidiary broker-dealer, VALIC Financial Advisors, has approximately 1,300 registered professionals, of which approximately 1,100 are employee financial advisors as of December 31, 2022, directly engages with individual employees to prepare them for retirement by providing plan enrollment assistance, advice and comprehensive financial planning, with a focus on holistic financial wellness. Our financial advisors, augmented by digital self-service tools, enable us to reach the full range of employees, making retirement planning accessible to all. As a result of these capabilities, we have been recognized by a number of industry surveys as a leader in plan sponsor and participant experience. In a 2022 client satisfaction analysis conducted by Chatham Partners, we were rated above the industry benchmark in overall customer experience, plan sponsor services and participant services. Our plan participant website was ranked in the top three best-in-class websites according to a report released by DALBAR in the third quarter of 2022. In 2022, Cogent Syndicated recognized us as a top four preferred rollover IRA destination, including a top two preferred destination among plan participants likely to retire in two years and a top two preferred destination among job changers.
Differentiated employee financial advisors network and long-term customer relationships: Our employee financial advisors allow us to develop strong, long-term relationships with our clients by engaging with them early in their careers and providing customized solutions and support through the entire savings and retirement life cycle. For the year ended December 31, 2022, with the support of our employee financial advisors, we engaged nearly 54% of in-plan participants and provided more than 108,000 financial plans for in-plan participants and out-of-plan individuals. The strength of our customer relationships is evidenced by our large customer base and strong persistency rates. In our in-plan business, approximately 27% of our individual clients have been a customer of the Group Retirement business for more than 20 years, and the average length of our relationships with plan sponsors is nearly 28 years. In our out-of-plan business, approximately 43% of our individual customers have been customers of our Group Retirement business for more than 20 years.
Diversified asset base: The strong relationships and retention rates we have developed with our clients have translated into diversified spread-based and fee-based assets across our Group Retirement business. Our advisory and brokerage assets are increasingly becoming a larger portion of our AUMA and a source of fee-based revenue.
Niche full-service provider of Group Retirement products and services: In our target markets, we serve employers’ defined contribution plan needs and deliver education and advisory services to in-plan individuals and offer proprietary and limited non-proprietary annuities and brokerage services to out-of-plan individuals.

Corebridge | 2022 Form 10-K 26

ITEM 1 | Business
The following table presents Group Retirement AUMA by asset type:

	December 31,
(in millions)	2022	2021	2020
In-plan spread based	$27,473	$32,549	$33,406
In-plan fee based	47,838	60,300	53,897
Total in-plan AUMA(a)	75,311	92,849	87,303
Out-of-plan proprietary - general account	16,769	19,697	19,862
Out-of-plan proprietary - separate accounts	10,429	13,466	12,269
Total out-of-plan proprietary annuities(b)	27,198	33,163	32,131
Advisory and brokerage	12,423	13,830	10,620
Total out-of-plan AUMA	39,621	46,993	42,751
Total AUMA	$114,932	$139,842	$130,054
(a) Includes $12.5 billion, $15.1 billion and $14.3 billion of AUMA as of December 31, 2022, 2021 and 2020, respectively, that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b) Includes $4.0 billion, $4.9 billion and $4.3 billion of AUMA as of December 31, 2022, 2021 and 2020, respectively, in our proprietary advisory variable annuity. Together with our out-of-plan advisory and brokerage assets shown in the table above, we had a total of $16.4 billion, $18.7 billion and $15.0 billion of out-of-plan advisory assets as of December 31, 2022, 2021 and 2020, respectively.
The following table presents our general account reserves by GMIR:

	December 31,
(in billions)	2022		2021		2020
No GMIR	$4.7	10.8%	$5.0	11.2%	$5.0	11.2%
<2.0%	12.8	29.2%	12.1	27.1%	11.2	25.3%
2.00% – 2.99%	4.6	10.6%	5.1	11.3%	5.4	12.2%
3.00% – 4.49%	14.5	33.2%	15.3	34.4%	15.5	35.0%
4.50%+	7.0	16.2%	7.1	16.0%	7.2	16.3%
Total	$43.6	100.0%	$44.6	100.0%	$44.3	100.0%
We proactively manage our in-force product portfolio to improve profitability and returns. The majority of our outflows represents individuals accessing their retirement funds to meet financial needs rather than plan surrenders and is concentrated in our longest standing retirement plans, many of which offer GMIRs established decades ago. As a result, we have seen a favorable shift to lower GMIR products in our general account portfolio in our Group Retirement business.
Diversified sources of earnings: Our revenue is generated by a combination of spread and fee income. While the revenue mix remains balanced, we have increased our exposure to fee revenue over the last several years. A key contributing factor to our expanding fee revenue exposure has been the growth of our out-of-plan offerings, which are well-positioned to capitalize on the growing consumer demand for advisory services and the strong growth in the IRA market. These products supplement our in-plan offerings and provide strong risk-adjusted returns and attractive cash flow generation.
Positioned to capture market growth: The Group Retirement business is positioned to benefit from expected growth in the U.S. retirement market caused by demographic shifts and need for advice. From 1989 to 2019, median retirement account assets among retirees defined as individuals age 65 to 74 increased over 450%, according to data from the Federal Reserve. As the burden of retirement saving has shifted from employers to individuals, we expect to benefit from our participation in the IRA market, which is expected to grow faster than other retirement asset segments over the next five years.
We have a long history of innovation in the group retirement space. For example, our business issued the first 403(b) annuity contract in a K-12 school system over 50 years ago to a client that continues to be one of our largest in the Group Retirement business. In 1998, we launched an open architecture recordkeeping platform allowing plan participants to allocate money to a variety of mutual fund options or a fixed interest account, and in 2003, our employee financial advisors became the first to offer an in-plan investment advisory service to participants in reliance on the DOL’s SunAmerica Advisory Opinion. We are in active discussions with partners to offer in-plan guaranteed lifetime income solutions as an option in retirement plans, including as an investment option for plans we do not administer. We are a leader in the market and were the third-ranked provider of K-12 plans and fourth-ranked provider of higher education plans by total assets as of September 30, 2022.

Corebridge | 2022 Form 10-K 27

ITEM 1 | Business
Products and Services
Our Group Retirement offerings are segmented into in-plan and out-of-plan products and services.
In-plan products and services — We offer a variety of options for employer defined contribution plans, including products, plan administrative and compliance services, retirement education, financial planning and advisory solutions.
•In-plan recordkeeping: We offer an open architecture recordkeeping platform that allows plan participants to allocate money to a variety of mutual fund options or a fixed interest account. We provide access to more than 12,000 investments on this platform from over 160 fund families/asset managers as of December 31, 2022. A fixed investment only option can also be provided on this platform for plans where we are not the recordkeeper. We receive fee income for our provision of recordkeeping services and generate spread income on the fixed interest account.
•In-plan annuity: We offer a flexible group variable and fixed annuity that allows plan sponsors to select from a variety of fee structures, liquidity provisions and fund options. Several variations of our in-plan annuity are available based on plan characteristics, market, size and preferences. Customers receive additional protection from a modest guaranteed minimum death benefit and minimum guaranteed credited rates on the fixed account option. We receive fee income on the variable assets and generate spread income on the fixed annuity assets.
•Investment advisory: Through our employee financial advisors and with approval from the plan sponsor, we offer an in-plan investment advisory service to participants for an additional fee. As of December 31, 2022, we had $12.5 billion in AUMA.
Out-of-plan products and services — Through our employee financial advisors, we offer a variety of annuity, advisory and brokerage products to help clients meet their retirement savings goals outside of traditional employer sponsored pension plans. Our solutions reach clients primarily through their IRAs, which represent the fastest growing segment of the U.S. retirement asset landscape.
•Annuities — We offer a suite of proprietary annuities for accumulation and guaranteed lifetime income. In addition, we offer a non-proprietary annuity as needed to ensure we have a broad range of solutions available to our clients. Several of the proprietary annuities and living benefits are customized versions of products offered by our Individual Retirement business. Our proprietary annuities include:
•Fixed annuities: We offer a fixed annuity with a multi-year guaranteed fixed rate and another version with a guaranteed lifetime income benefit;
•Fixed index annuities: We offer a fixed index annuity providing accumulation and guaranteed lifetime income with a variety of index crediting strategies and multiple indexes; and
•Variable annuities: We offer a variable annuity for asset accumulation in both a brokerage and investment advisory account, including a version with an optional guaranteed lifetime income rider.
•Advisory and brokerage products
•Our investment advisory solution offers fiduciary, fee-based investments with a variety of asset managers and strategists; and
•Our full-service brokerage offering supports a limited non-proprietary variable annuity, securities brokerage accounts, mutual funds and 529 plans.
Our out-of-plan advisory and brokerage AUMA totaled $12.4 billion as of December 31, 2022. In addition, $4.0 billion of our out-of-plan proprietary annuities AUMA are advisory-focused as of December 31, 2022.

Corebridge | 2022 Form 10-K 28

ITEM 1 | Business
The following table presents our Group Retirement premiums and deposits, including client deposits into our advisory and brokerage products:

	For the years ended December 31,
(in millions)	2022		2021		2020
In-plan(a)(b)
Periodic	$3,785	37.9%	$3,758	36.6%	$3,676	41.4%
Non-periodic	2,034	20.3%	2,153	21.0%	1,736	19.6%
Total in-plan	5,819	58.2%	5,911	57.6%	5,412	61.0%
Out-of-plan
Out-of-plan proprietary annuities	2,124	21.2%	1,855	18.1%	2,084	23.5%
Advisory and brokerage	2,058	20.6%	2,502	24.3%	1,376	15.5%
Total out-of-plan	4,182	41.8%	4,357	42.4%	3,460	39.0%
Total	$10,001	100.0%	$10,268	100.0%	$8,872	100.0%
(a) In-plan premium and deposits include sales of variable and fixed annuities, as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b) Includes $3.5 billion, $3.1 billion and $3.0 billion of inflows related to in-plan mutual funds for the years ended December 31, 2022, 2021 and 2020, respectively.
For the year ended December 31, 2022, approximately 38% of our new sales were attributable to in-plan periodic deposits, which represent employee contributions via payroll deduction, matching employer contributions and other deposits of a recurring nature. Periodic deposits provide stability to our overall sales volumes, and we believe they are less sensitive to economic and competitive conditions than sales of out-of-plan annuities and other products.
We receive fee-based income for providing plan administration on our open architecture recordkeeping platform, from our variable annuity separate account and from investment advisory services, and spread-based income from fixed annuity and fixed index annuity assets. Fee-based income is primarily based on the assets under administration and spread-based income is based on the difference between crediting rates and yields earned on assets we invest in our general account.
The following table presents Group Retirement spread and fee income:

	For the years ended December 31,
(in millions)	2022		2021		2020
Net base spread income	$753	46.3%	$767	35.9%	$799	44.3%
Variable investment income, excluding affordable housing	118	7.2%	424	19.9%	215	11.9%
Affordable housing	—	—%	84	3.9%	74	4.1%
Total Spread income	$871	53.5%	$1,275	59.7%	$1,088	60.3%
Fee Income	756	46.5%	859	40.3%	715	39.7%
Total	$1,627	100.0%	$2,134	100.0%	$1,803	100.0%
The following table presents Group Retirement reserves by product:

	December 31,
(in billions)	2022		2021		2020
Reserves by product(a)(b)(c)
Variable annuity without GLB	$55.9	71.6%	$67.1	74.8%	$63.5	74.1%
Variable annuity with GLB	2.1	2.7%	2.8	3.1%	2.9	3.4%
Fixed annuity	15.8	20.3%	15.4	17.2%	15.1	17.7%
Fixed index annuity	4.3	5.4%	4.4	4.9%	4.1	4.8%
Total	$78.1	100.0%	$89.7	100.0%	$85.6	100.0%
(a) In-plan reserves by product include reserves of variable and fixed annuities for 403(b), 401(a), 457(b) and 401(k) plans.
(b) Includes in-plan reserves of $51.0 billion, $59.4 billion and $56.6 billion as of December 31, 2022, 2021 and 2020, respectively.
(c) Includes $18.3 billion, $21.9 billion and $20.8 billion of out-of-plan variable annuities as of December 31, 2022, 2021 and 2020, respectively. Includes $8.8 billion, $8.5 billion and $8.2 billion of out-of-plan fixed and fixed index annuities as of December 31, 2022, 2021 and 2020, respectively.

Corebridge | 2022 Form 10-K 29

ITEM 1 | Business
Distribution
Since we started our first K-12 retirement plan relationship in 1964, Group Retirement has built a large, well-diversified business with many long-tenured partnerships. Group Retirement is supported by an institutional business development team that partners with the plan consultant community and maintains relationships with existing plan sponsors. The team is structured to engage effectively across our different employer markets to acquire, retain and meet the different needs of exclusive and multi-vendor relationships.
We offer plan sponsors actionable insights through SponsorFIT (“SponsorFIT”), our intuitive plan sponsor portal, helping plan sponsors use data to make well-informed decisions. With real-time data on participant engagement, advisor activity, and investment selection, plan sponsors can spot trends and adjust for improved retirement outcomes. Our relationship management team works closely with plan sponsors to leverage plan data and other key metrics from SponsorFIT to build comprehensive business plans aimed at improving their overall plan health.
As of December 31, 2022, we employed approximately 1,100 employee financial advisors, averaging approximately 10 years of tenure with our company. These advisors are able to engage plan participants early in their careers and serve them throughout their entire savings and retirement journey. To meet plan sponsor preferences and client needs, we have a range of financial professionals, including salaried retirement plan consultants, financial advisors and phone-based financial advisors to provide the right level of support. These professionals provide a wide range of services, including enrollment support, details on plan design, financial plans and individual financial wellness programs.
Our clients have access to self-service tools and education on our participant digital service platform specific to our Group Retirement business. In addition, we offer an interactive financial planning tool, Retirement Pathfinder, a do-it-yourself option or the choice to build a financial plan with an advisor. Retirement Pathfinder considers the individual’s entire financial picture and enables real-time decision-making relative to savings levels, investment allocation, retirement date, and personal goals, putting our clients in control of their financial futures. Our advisors seek to meet our clients early on in their careers and advocate for good financial planning habits, drive increased contributions and asset levels and provide support into and through retirement. As of December 31, 2022, approximately 1.6 million of our in-plan participants did not have an out-of-plan product, resulting in a significant pipeline of potential clients for deeper engagement with our employee financial advisors. Over time, we support our clients entering the spending phase of their financial journey by reviewing solutions such as remaining in-plan or other out-of-plan options, with approximately 20% of rollovers out of their retirement plans being retained by our advisors in an out-of-plan IRA in the year ended December 31, 2022.
Group Retirement has been actively investing in technology and contemporary digital solutions to improve the client experience and optimize our platform. These investments have led to broad-based improvements, efficiencies and increases in client satisfaction.
Markets
We see significant growth opportunities in two of the fastest growing segments of the U.S. retirement market. Our core in-plan business targets tax exempt and public sector institutions spanning K-12 schools, higher education institutions, healthcare providers, government employers and other tax-exempt institutions. Our out-of-plan business targets IRAs, which, according to Cerulli Associates, is expected to be the largest and fastest-growing segment of U.S. retirement assets. The end consumers in our core in-plan business are primarily mass market and mass affluent, with smaller average account sizes and are younger than our Individual Retirement clients.
Competition
Our Group Retirement segment sells annuities and other brokerage and advisory services and competes for plan sponsor and out-of-plan clients. In the plan sponsor market, Group Retirement competes to provide retirement plan products, primarily to serve tax exempt and public sector employers, with other insurance companies and asset managers. We have a history of providing competitive products with a high-touch service model to employers; however, pressure on fees and need for high tech solutions can impact new business sales and ability to grow profitably. In the out-of-plan market, Group Retirement competes with other broker-dealers and registered investment advisors in serving individuals’ holistic retirement planning needs. We meet these needs through the financial planning process with a combination of proprietary and limited non-proprietary annuities, investment advisory services, brokerage services offering mutual funds, portfolio models and ETFs.
Strategy
Continue to grow our sophisticated advisory platform
We intend to continue to grow our high-margin, capital-efficient in-plan and out-of-plan advisory platform by providing comprehensive financial planning services through approximately 1,100 employee financial advisors as of December 31, 2022. We believe our employee financial advisors will continue to play an important role in growing the advisory platform by providing full-service investment and retirement planning advice to long-term clients and their families. By continuing to offer third-party mutual funds and expanding the annuity offerings, we expect to capture additional fee-based revenue while providing our clients attractive financial solutions outside of the scope of our own product suite.

Corebridge | 2022 Form 10-K 30

ITEM 1 | Business
Increase penetration in core markets and expand into new markets and solutions
We plan to continue to target certain sub-markets with a strong need for in-plan advice, attractive profitability and alignment to our business strengths, including tax-exempt and public sector employees in the K-12, higher education, healthcare provider, government employer and other tax-exempt institution markets. We intend to leverage our strong market positioning, platform capabilities and relationships with plans and plan consultants to continue to drive new plan relationships, secure exclusive vendor status and expand participation rates. In addition, we expect to continue to build new businesses and solutions to access adjacent market opportunities.
Build deeper, broader and longer-term client relationships
We expect to continue to develop meaningful, long-term relationships with clients earlier in their financial life cycle of accumulating retirement savings by leveraging our in-plan market share, broad suite of end-to-end capabilities and highly experienced in-house advisor network. Our goal is to build trust with our clients over time and tailor our engagement based on their ongoing needs. As our client’s financial needs mature, we will look for additional opportunities to serve our clients’ interests with a diverse range of financial products and services.
Invest in technology and digitization to enhance the client experience
We intend to continue to invest in technology and digitization to meet the rapidly changing consumer expectations for responsiveness and personalization. We have already made significant investments in digitizing our advisors’ end-to-end toolkits to provide differentiated interactive experiences, which we expect will help us win new business and drive participant enrollment and enhance financial wellness. In addition, we are actively developing tools for plan sponsors to drive plan utilization, educate on plan benefits, and enhance and monitor participant engagement.
Risk Management
Our Group Retirement risk management philosophy begins with the way we generate business, recognizing the opportunity for long-term, multi-product relationships with plan sponsors and individuals. Our in-plan solutions are open architecture or annuity-based record-keeping platforms that generate a combination of fee- and spread-based income and have minimal exposure to guaranteed living benefits. Similarly, most of our out-of-plan business is in accumulation-oriented annuities, brokerage and advisory solutions. For the proprietary annuity with living benefits that we sell, we leverage the product, design, pricing, hedging and administrative capabilities of Individual Retirement. Our Group Retirement risk management approach is also designed to integrate and account for our VALIC Financial Advisors brokerage and advisory business.
Diversified business mix
The broad scope of our products and services, including recordkeeping, proprietary and limited non-proprietary annuities, mutual funds and advisory services provides a diverse source of fee and spread income and includes solutions with differing capital needs. We do not have any significant concentration of earnings, given the large number of plans and individual clients across multiple market segments and geographies.
Product design
Retirement plans: For recordkeeping, plans using our in-plan recordkeeping are designed and priced on a case-by-case basis to balance competitiveness, risk, capital needs and profitability. For annuity plans, we manage crediting rates, investment options and our cost structure to help achieve desired returns.
Proprietary annuities: Our proprietary annuities are primarily accumulation-oriented products. Products with guaranteed living benefits mirror the design and risk management framework, including hedging, followed by Individual Retirement.
Variable annuity: Our variable annuity GMDB exposure is primarily related to return of premium guarantees, including roll-up policies, 100% of which will revert to return of premium after the relevant individual reaches age 70.

Corebridge | 2022 Form 10-K 31

ITEM 1 | Business
The following table presents our account value by GMDB design in our variable annuity portfolio:

	December 31,
(in billions)	2022		2021		2020
Roll-up, will revert to return of premium*	$31.7	55.3%	$40.5	58.6%	$39.4	60.0%
Roll-up, reverted to return of premium*	15.4	26.8%	16.8	24.3%	14.9	22.7%
Return of premium	9.9	17.2%	11.6	16.7%	11.1	16.8%
Return of account value	0.3	0.5%	0.2	0.3%	0.2	0.4%
Maximum anniversary value	0.1	0.2%	0.1	0.1%	0.1	0.1%
Total	$57.4	100.0%	$69.2	100.0%	$65.7	100.0%
*    Group Retirement guaranteed rollup benefits generally revert to the return of premium at age 70. As of December 31, 2022, this includes 202,994 contracts for policyholders age 70 and over, with associated account values of $8.5 billion held in the general account and $6.9 billion held in separate accounts; as of December 31, 2021, this includes 192,606 contracts for policyholders age 70 and over, with associated account values of $8.3 billion held in the general account and $8.5 billion held in separate accounts. These contracts which have reverted to return of premium benefits due to the attained age of the policyholder represent a net amount at risk of $64 million and $19 million at December 31, 2022 and December 31, 2021, respectively.
The following table presents our variable annuity account values by benefit type:

Variable annuity account values by benefit type*	December 31,
(in billions)	2022		2021		2020
GMDB only	$55.3	96.3%	$66.5	96.0%	$63.0	95.9%
GMDB and GMWB	2.1	3.7%	2.7	4.0%	2.7	4.1%
Total	$57.4	100.0%	$69.2	100.0%	$65.7	100.0%
*    Excludes a block of assumed business with total account value of $113 million, $161 million and $183 million as of December 31, 2022, December 31, 2021 and December 31, 2020, respectively.
Variable annuity net amount at risk and reserves
The NAR for Group Retirement’s GMDB and GMWB are calculated in the same way as described for Individual Retirement and are calculated irrespective of the existence of other features and therefore are not additive.
The following table presents our variable annuity NAR and reserves by guarantee type:

	December 31,
	2022		2021		2020
(in millions)	NAR	Reserve	NAR	Reserve	NAR	Reserve
GMDB	$393	$16	$161	$35	$180	$40
GMDB and GMWB*	$8	$(16)	$24	$64	$61	$169
*    Variable annuity GMWB reserves are valued at fair value while VA GMDB reserves are based upon the ratio of the present value of expected excess death benefit payments and the present value of total expected assessments
The primary risk associated with the fixed investment option we offer, both in-plan and out-of-plan, relates to low fixed income returns leading to spread compression. For several years, we have been successful in introducing lower GMIR fixed options into many of our plans. In addition, consistent with Individual Retirement, we have reduced the GMIRs on our fixed annuities and fixed investment options over time, in line with market conditions and competitor actions. Disciplined rate setting has also helped to mitigate some of the pressure on spreads. Since December 31, 2019, the proportion of the portfolio with no GMIR or a GMIR of less than 2% has grown from 34% to 47%, due to the issuance of new business and run-off of older contracts with higher GMIRs.
Fixed annuities and fixed investment options offered in-plan are exposed to significantly less disintermediation risk in the event of rising interest rates due to plan and participant level restrictions on withdrawals. Group Retirement annuity deposits are typically subject to five-to-seven year surrender charge periods, which may also help mitigate increased early duration surrenders in a rising rate environment.
Our out-of-plan fixed index annuity product design and approach to hedging mirrors that of Individual Retirement, with Group Retirement sales beginning in 2015.

Corebridge | 2022 Form 10-K 32

ITEM 1 | Business
The following table presents our fixed index annuity account value by guarantee type:

	December 31,
(in millions)	2022		2021		2020
No GMWB	$2,401	56.3%	$2,249	54.8%	$2,003	53.0%
GMWB	1,860	43.7%	1,853	45.2%	1,775	47.0%
Total	$4,261	100.0%	$4,102	100.0%	$3,778	100.0%
Operational risk management
Retirement plan recordkeeping and administration, brokerage and advisory services are complex and highly regulated. As a result, our Group Retirement business faces a variety of operational risks, including people, process, technology and external events risk. We have a risk and control team to facilitate the identification and mitigation of operational risks along with a dedicated Enterprise Risk Management (“ERM”) team to provide review and challenge of management’s risk and control self-assessments, as well as oversight and monitoring of operational risk. Additionally, Group Retirement has a dedicated team of compliance professionals who bring a variety of regulatory expertise to bear as part of the overall operational risk management program.
LIFE INSURANCE
Overview
We develop and distribute life insurance products in the U.S. market (“Domestic Life”) with a growing presence in the life insurance market in the United Kingdom and the distribution of private medical insurance in Ireland (“International Life”). We are a key player in the term life insurance, index universal life insurance and smaller face amount whole life insurance markets, ranking as a top 25 seller of term life insurance (“Term”), universal life insurance (“UL”) and whole life insurance (“Whole Life”) products for the twelve months ended September 30, 2022. We are also expanding our presence in transactional segments of the Whole Life market with new product offerings. Our well-balanced distribution platform enables us to have access to approximately 950 MGAs/BGAs and approximately 33,000 independent agents as of December 31, 2022 in a rapidly evolving market. As of December 31, 2022, we had approximately 4.4 million in-force policies, net of those ceded to Fortitude Re in our Domestic Life business. As of December 31, 2022, we had $24.3 billion of reserves, as well as $984 billion of in-force life insurance coverage in our Domestic Life business, and $655 million of reserves as well as $225 billion of in-force life insurance coverage and approximately 2.6 million policyholders in our International Life business.
Versatile and competitive product suite: We offer a competitive and flexible product suite that is designed to meet the needs of our specific customer segments and actively manage new product margins and in-force profitability. We actively participate in chosen product lines which we believe have better growth and margin prospects for our offerings, including Term and index universal life insurance (“IUL”), and have reduced our exposure to interest rate sensitive products, including guaranteed universal life insurance (“GUL”) and guaranteed variable universal life insurance (“VUL”), the latter of which we no longer offer. Our dynamic product offerings and design expertise are complemented by our (i) long-term commitment to the U.S. market; (ii) robust distribution capabilities, which enable us to expand our presence in key pockets of growth, such as guaranteed issuance whole life (“GIWL”) and simplified issue whole life (“SIWL”); and (iii) disciplined underwriting profile, consistently resulting in mortality at or below pricing, excluding COVID-19 impacts. We continue to execute our multi-year strategies to enhance returns, including building state-of-the-art digital platforms and underwriting innovations, which are expected to continue to bring process improvements and cost efficiencies.
Well-positioned to meet the growing demand for life insurance: We believe that there is a significant and growing demand in the market for certain types of life insurance and in turn, demand for our products. Consumers have a significant need for life insurance. Additionally, consumers use life insurance to provide living benefits in case of chronic, critical or terminal illnesses, and to supplement retirement income. Yet according to LIMRA, half of American adults surveyed in 2022 did not own any form of life insurance. Further, 68% of respondents said they need life insurance, representing an 18% “life insurance protection gap,” equal to twice the amount recorded in 2019. Against this trend, almost one-third of Americans (31%) say they are more likely to purchase coverage because of the pandemic, according to LIMRA.
Diversified distribution network with significant direct-to-consumer platforms: We have strong third-party distribution relationships, providing us with access to approximately 950 MGAs/BGAs and approximately 33,000 independent agents as of December 31, 2022. Within our platform, we have a growing connection to direct-to-consumer distribution both through select partnerships, where the end distributor sells via a direct marketing model, and our wholly owned AIG Direct that represented 11% of our sales for the year ended December 31, 2022. These distribution relationships provide us with access to a broad range of customers from the middle market to high net worth and present us with growth opportunities across our customer base.

Corebridge | 2022 Form 10-K 33

ITEM 1 | Business
The following table presents a breakdown of our Life continuous payment premium equivalent (“CPPE”)* sales by geography:

	For the years ended December 31,
(in millions)	2022		2021		2020
Domestic Life	$247	55.6%	$252	55.6%	$267	58.6%
International Life	197	44.4%	201	44.4%	188	41.4%
Total	$444	100.0%	$453	100.0%	$455	100.0%
* Life insurance sales are shown on a CPPE basis. Life insurance sales include periodic premiums from new business expected to be collected over a one-year period and 10% of unscheduled and single premiums from new and existing policyholders. Sales of accident and health insurance represent annualized first-year premium from new policies.
The following table presents a breakdown of our International Life CPPE sales by product:

	For the years ended December 31,
(in millions)	2022		2021		2020
Group Business	$97	49.3%	$100	49.7%	$96	51.0%
Term Life	66	33.5%	69	34.3%	63	33.5%
Critical Illness	16	8.1%	18	9.0%	14	7.4%
Whole life	16	8.1%	11	5.5%	11	5.9%
Income Protection	1	0.5%	2	1.0%	2	1.1%
Benefits and riders	1	0.5%	1	0.5%	2	1.1%
Total	$197	100.0%	$201	100.0%	$188	100.0%
The following table presents a breakdown of our Ireland Life gross commission by product:

	For the years ended December 31,
(in millions)	2022		2021		2020
Private medical insurance commission*	$106	97.3%	$103	97.2%	$90	97.8%
Life income	2	1.8%	2	1.9%	1	1.1%
Other income	1	0.9%	1	0.9%	1	1.1%
Total	$109	100.0%	$106	100.0%	$92	100.0%
*Includes health and well-being.
The following table presents a breakdown of our Life insurance reserves by geography:

Reserves by Geography	December 31,
(in millions)	2022		2021		2020
Domestic Life	$24,350	97.4%	$26,141	97.7%	$25,968	98.0%
International Life	655	2.6%	628	2.3%	520	2.0%
Total	$25,005	100.0%	$26,769	100.0%	$26,488	100.0%
Products
We are focused on providing financial security for our policyholders and their loved ones when they need it most. Our life insurance and protection products include Term, IUL and Whole Life. Our product suite was historically positioned towards higher net worth customers, but our more recent mix of products has expanded our presence in the middle market with the introduction of GIWL and SIWL products, more emphasis on selected distribution channels and de-emphasis of guaranteed universal life. Our Domestic Life business accounts for $26.7 billion of our general account value and $0.8 billion of our separate account value as of December 31, 2022.
We offer group and individual life insurance in the UK, and distribute private medical insurance in Ireland. Our UK business has grown rapidly and we believe it to be the fourth-ranked provider of individual life new business in the market as of September 30, 2022. In Ireland, we are the second-ranked distributor and administrator of private medical insurance by market share as of December 31, 2021, through an MGA model whereby we manage the distribution and customer service for our clients while leveraging a deep carrier relationship to provide the risk underwriting. As of December 31, 2022, we had $225 billion of in-force coverage across 2.6 million policyholders in the UK, and over 676,000 customers in Ireland.

Corebridge | 2022 Form 10-K 34

ITEM 1 | Business
Our traditional life insurance (“Traditional Life”) products include Term and Whole Life. Our universal life insurance (“Universal Life”) products include IUL, GUL and VUL.
The following table presents a breakdown of our Life insurance premium and deposits by product:

	For the years ended December 31,
(in millions)	2022		2021		2020
Traditional Life	$1,766	41.6%	$1,737	41.0%	$1,696	41.9%
Universal Life	1,600	37.8%	1,635	38.7%	1,649	40.7%
Other*	54	1.3%	67	1.6%	76	1.9%
Total US	3,420	80.7%	3,439	81.3%	3,421	84.5%
International	816	19.3%	789	18.7%	626	15.5%
Total	$4,236	100.0%	$4,228	100.0%	$4,047	100.0%
* Includes accident and health and group benefits.
The following table presents a breakdown of our Domestic Life insurance reserves by product:

	For the years ended December 31,
(in billions)	2022		2021		2020
Universal Life	$13.8	56.8%	$15.8	60.6%	$15.8	60.8%
Traditional Life	10.1	41.6%	9.8	37.5%	9.7	37.3%
Other*	0.4	1.6%	0.5	1.9%	0.5	1.9%
Total	$24.3	100.0%	$26.1	100.0%	$26.0	100.0%
* Includes accident and health and group benefits
Our product suite is competitive and flexible, and is designed to accommodate the current and future needs of specific customer segments. For example, our cash access features provide access to liquidity prior to death, while our enhanced and guaranteed cash value features enable the policy to flex to address future consumer needs. Our recent and current product offerings include:
Traditional Life
Term Life Insurance — Term provides death benefit coverage and level premiums for a specified number of years. A focus area for our business, we offer Term products with coverage durations and coverage tailored to serve our customers’ financial plans. We have a strong reputation as a top Term insurance provider, with key focus ages between 20 and 70 years old. The average face amount of our Term insurance products is approximately $725,000.
Whole Life Insurance — Whole Life provides permanent death benefit coverage and a tax-advantaged savings component that accumulates at a fixed rate. We offer a GIWL product focused on the senior final expense market at low face amounts. With more of the population reaching retirement age over the next several years, we see this as an area that we expect to meaningfully contribute to our growth. Our success and growth in the senior market has led to the development of an SIWL product for this market, which had a broad market launch in the second half of 2022 on a digital platform to streamline the sales process and customer experience as well as scale volume more cost effectively. Our GIWL and SIWL products have an average face amount of approximately $10,000 and $15,000, respectively. For both GIWL and SIWL products, we target customers between the ages of 50 and 80 years old.
GIWL is underwritten with a 100% acceptance rate regardless of an individual’s underlying health. This underwriting methodology is typically paired with a graded death benefit product that limits death benefit proceeds during the first few years of a life insurance policy to minimize adverse mortality impacts and keep coverage affordable. SIWL underwriting requires limited applicant information relative to traditional underwriting, requiring an abbreviated application without a physical examination or laboratory testing. This streamlined structure is typically associated with simpler products and lower death benefit amounts to ensure the product offering is made available at an affordable price and meeting different client needs.

Corebridge | 2022 Form 10-K 35

ITEM 1 | Business
Universal Life
Index Universal Life Insurance — IUL provides permanent death benefit coverage and a tax-advantaged savings component that accumulates with performance tied to a chosen index. We provide two main IUL products, Max Accumulator+ and Value+ Protector, to meet the accumulation and protection needs of our policyholders in a wide range of target ages from younger to middle-aged. These products allow the statutory policyholder to participate in a portion of the performance of an index price movement while also protecting them from negative return risk. Both of our IUL products provide some customers with a fluid-less option up to a $2 million face amount, offering a streamlined customer experience. The Max Accumulator+ product has key focus ages between 30 and 55 years old with average face amounts of approximately $500,000, while the Value+ Protector product has key focus ages between 45 and 70 years old with average face amounts of approximately $300,000.
Guaranteed Universal Life Insurance — GUL provides permanent death benefit coverage and a tax-advantaged savings component that accumulates at a crediting rate set by the insurance company. We issue a guaranteed death benefit product that provides low-cost permanent death benefit protection. Beginning in 2019, we began to diversify our sales away from GUL to focus on less interest rate sensitive market segments, resulting in a steep decline in sales. We do not anticipate this product line to be a large contributor to our portfolio over the near term.
The following table presents the net balance sheet impact for universal life policies with secondary guarantees and for universal life policies with similar expected benefit payment patterns. The table reflects the impact of reinsurance, including business ceded to Fortitude Re, and includes policyholder benefit liabilities, as well as deferred acquisition costs and unearned revenue reserves. Account values for index universal life policies are removed from this table.

	For the years ended December 31,
(in millions)	2022	2021	2020
ULSG net liability, excluding impact of unrealized appreciation on investments, beginning of year	$2,559	$2,363	$1,942
Actuarial Assumption updates	(23)	(145)	180
Incurred guaranteed benefits	831	830	711
Paid guaranteed benefits	(588)	(489)	(470)
ULSG net liability, excluding impact of unrealized appreciation on investments, end of year	$2,779	$2,559	$2,363
ULSG Account value	1,797	1,858	1,902
ULSG net liability, excluding impact of unrealized appreciation on investments, end of year ULSG AV	$4,576	$4,417	$4,265
ULSG Fee value	$1,066	$1,027	$1,087
As of December 31, 2022, the gross ULSG reserve of $2.8 billion represents approximately 0.9% of our combined future policy benefits, policyholder contract deposits and separate account liabilities. As of December 31, 2022, the statutory net ULSG reserves of approximately $2.6 billion represent approximately 0.9% of our combined statutory reserves of the fleet. We carry positive statutory cash flow testing and GAAP loss recognition margins on this portfolio, noting that our ultimate lapse rates are zero for statutory reserves and generally 1% or lower for GAAP reserves.
Variable Universal Life Insurance — VUL provides permanent death benefit coverage and a tax-advantaged savings component whose performance is tied to underlying investment funds selected by the policyholder. We made the decision to exit this market in 2021 due to unattractive profitability and embedded volatility from rate and equity exposures.
The following table presents a breakdown of our Domestic Life CPPE sales by product:

(in millions)	For the years ended December 31,
	2022		2021		2020
Traditional Life	$154	62.3%	$150	59.5%	$154	57.7%
Universal Life	93	37.7%	102	40.5%	113	42.3%
Total	$247	100.0%	$252	100.0%	$267	100.0%
The following table presents Life Insurance underwriting margin:

(in millions)	For the years ended December 31,
	2022	2021	2020
Underwriting margin	$1,284	$1,067	$1,261

Corebridge | 2022 Form 10-K 36

ITEM 1 | Business
Distribution
We have a strong and well-balanced distribution platform through which we reach and serve a wide range of customers. Our products are sold primarily through independent distribution channels and our direct-to-consumer platform, AIG Direct. Our platform provides access to approximately 33,000 independent agents, approximately 950 MGAs/BGAs and approximately 130 in-house agents as of December 31, 2022.
The breadth of our distribution platform enables us to match our products with appropriate channels. For example, we sell final expense coverage for seniors primarily through our Transactional Markets Groups (“TMG”) and a specialized IUL product primarily through Partners Group (“PG”). Furthermore, our strategy is to continue to expand our presence in underserved, higher growth areas, notably in the middle market. We also intend to strengthen our presence in channels exhibiting strong sales growth in products that we believe offer superior risk-adjusted returns, including TMG and PG. Regardless of the market, we seek to provide our policyholders with meaningful value for their premium dollars.
Our current distribution channel structure is outlined below:
AIG Direct — Our direct-to-consumer channel employs approximately 130 salaried agents as of December 31, 2022, and sells Term products through a call center model. AIG Direct primarily markets to middle market consumers through a variety of direct channels, including several types of digital channels such as search advertising, display advertising and email as well as direct mail.
Brokerage — A variety of traditional intermediaries market our Term and IUL products to middle market, mass affluent, affluent and some high net worth markets. Our broker intermediaries typically sell through a mix of digital, direct and in-person methods. We have significantly re-priced and de-emphasized GUL products in the brokerage channel over the last several years.
Partners Group — We partner with independent MGAs who tend to work with a smaller number of carriers to sell our Term and IUL products to middle market, mass affluent and affluent markets. Our independent MGA partners distribute products primarily face-to-face.
Transactional Markets Group — We partner with senior market-focused BGAs and direct marketers to provide GIWL products for middle market seniors, with a SIWL product launched in the second half of 2022. We have approximately 120,000 contracted agents who can sell our products through a mix of direct marketing and traditional methods. Until November 2021, TMG only sold GIWL products.
The following table presents a breakdown of our Domestic sales by distribution channel:

(in millions)	For the years ended December 31,
	2022		2021		2020
Brokerage	$84	34.1%	$84	33.3%	$83	31.1%
Partners Group	72	29.1%	69	27.4%	79	29.6%
Transactional Markets	57	23.1%	60	23.8%	53	19.9%
Direct	28	11.3%	30	11.9%	38	14.2%
Other	6	2.4%	9	3.6%	14	5.2%
Total	$247	100.0%	$252	100.0%	$267	100.0%
Markets
Our life insurance products are sold to a diverse demographic including high net worth, affluent, mass affluent and middle market consumers. We continue to see significant growth opportunities in the market, with half of American adults not owning any form of life insurance, despite the growing number who recognize the importance of coverage. As a result, we anticipate expansion of life insurance and protection products.
Competition
We compete in a mature market with other large, well-established carriers including mutual, private and public insurance companies. Over the past several years, low interest rates decreased the returns on spread-based life products, causing several of our peers to reevaluate their portfolio strategy and exit from select operations. Nevertheless, the life insurance industry remains highly competitive, with existing players and new entrants competing on factors such as product design, scale, pricing, financial strength, service, digital capabilities and name brand.

Corebridge | 2022 Form 10-K 37

ITEM 1 | Business
Strategy
Diverse distribution channels: We intend to continue to expand on our history of innovation to offer high value and transparent products to consumers. We expect to place enhanced focus on driving growth through our Transaction Markets Group, Partners Group and direct-to-consumer channels.
Meet consumer demand from protection gap: We believe that our distribution footprint and product suite position us well to address the life insurance protection gap that is prevalent across the United States. We have a long history of strong performance in the Term market that we expect to grow through enhanced consumer awareness of life insurance coupled with an improved new business process. We are well positioned for growth in the IUL and final expense markets through a combination of innovative products and processes delivering value for the end consumer.
Digitization and modernization of purchase and underwriting processes: We seek to streamline and improve the client and agent experience through digital engagement, process digitization and continued implementation of underwriting innovation. We recognize the inconveniences that traditional underwriting processes can present to consumers and endeavor to make the purchase experience easier and more seamless for potential clients while maintaining our focus on risk management and go-forward profitability. We have and will continue to expand our life insurance underwriting data sources to help us augment application information and obtain more precise underwriting data. The traditional and invasive medical exam and fluid analysis can, in certain situations, be replaced and/or confirmed with available data tools that provide automated and historic applicant information. Using this information in our internally built model allows us to expedite and refine underwriting outcomes. We plan to continue to innovate in the underwriting and customer acquisition process, while focusing on fair, transparent and reasonable use of new technologies in the life insurance underwriting process. For a discussion of risks associated with such technological changes, see “Risk Factors—Risks Relating to Business and Operations—We face intense competition in each of our business lines and technological changes may present new and intensified challenges to our business.” We utilize our risk management and governance frameworks to support this innovation. See “—Risk Management—Underwriting” below for additional information.
Generate strong cash flows through reduction of interest sensitive and capital intensive products: We are continuing to transition our products away from capital-intensive and highly interest sensitive products and towards more focused, protection-oriented products such as GIWL, SIWL, IUL and Term.
Risk Management
Our approach to risk management begins with the selection of liabilities we choose to generate. Our Life Insurance portfolio provides a balanced source of returns with a focus on segments of the life insurance market with less capital intensity and interest rate sensitivity. We use sophisticated and well-developed underwriting procedures to price the risks we originate and a measured approach to reinsurance to determine the exposures we chose to retain. Our enterprise-wide asset liability management and hedging practices are leveraged to further improve the risk profile of our Life Insurance business.
Diversification
Our Life Insurance business is diversified by our multi-channel distribution approach, accessing both direct-to-consumer and third-party channels, and by geography through our International Life operations.
Product design and pricing
We aim to provide protection-focused products through our Term, Whole Life and IUL products, which have less capital intensity than other segments of the market, such as UL products with secondary guarantees. We believe this product set provides significant consumer value through financial protection and results in an attractive and well-managed liability portfolio.
Product pricing is part of a robust product development process that takes into consideration a balance of market positioning, risk analysis and profitability. A disciplined approach is taken to actively manage new product margins and in-force profitability. For new product sales, we target top quartile market performance with strong margins with the goal of providing a good consumer value for the cost of the product.
Detailed review of all assumptions is conducted and approved with a formal committee structure supported by a wide group of internal stakeholders to ensure risk mitigation and alignment to company objectives.
Our legacy universal life block contains secondary guarantees which become more valuable to the policyholder as interest rates decrease. We have established additional policyholder reserves (in addition to the base reserves) to account for future policyholder benefits resulting from these guarantees. We have recently deprioritized the sale of guaranteed universal life and it is expected to continue to account for a small portion of our product portfolio in the future.

Corebridge | 2022 Form 10-K 38

ITEM 1 | Business
Underwriting
We have a disciplined underwriting process designed to perform a comprehensive risk analysis and final assessment on each individual file, assessing the relative risk from both a medical and financial standpoint. The process is designed to meet individual product pricing, mortality and profitability expectations while adhering to our carefully formulated internal medical and nonmedical underwriting guidelines as well as all legislative directives and requirements.
Throughout our history, we have tried to continually improve our underwriting. Since the mid-2000s, we have integrated several newly available sources of data to confirm and refine our traditional underwriting, including databases that house pharmaceutical data, medical claims data and historical lab test data. These additional data sources and analytics include prescription drug databases, medical claims data, historical medical lab data and lab scoring (third-party and in-house scoring across other sources of medical data to incorporate cross-effects, in addition to single measurements of various indications), all of which are now used in various ways across our underwriting process. These sources help augment more traditional data sources such as application questions, lab data gathered via a paramedical visit and physical medical records reviews. We have also continued to refine our process of evaluation within existing data sources, such as gathering more refined data on cardiac conditions and opioid use. We expect to continue to improve our underwriting standards and refine our underwriting guidelines once or more per year. Our team of underwriting and medical professionals is highly experienced averaging more than 25 years of industry experience.
We remain focused on continually incorporating the latest evidence, data and risk experience to enhance our underwriting efficiency through more accurate risk assessments, faster service and enhanced customer satisfaction for both distribution and policyholders — all contributing to increased profitability.
Maintaining strong controls is very important and includes such rigor as periodic audits from our reinsurers, regular internal audit review, comprehensive and continual underwriter training, and in-force risk reviews such as post-issue prescription drug checks, contestable claims and living benefit assessments.
We have also been working to automate certain underwriting reviews so as to make decisions on applications in a similar manner as underwriters today, but without human intervention. This has resulted in material efficiency improvements, including a greater than 65% increase in automated underwriting throughput rates, a more than 15-day average reduction in turnaround times and a 45% reduction in Attending Physician Statement orders since 2017. We plan to continue to increase automated underwriting while maintaining our risk discipline to effectively manage mortality margins.
Accelerated Underwriting (“AU”), underwriting without a traditional medical exam and lab profile, is increasingly a strategic imperative to maintain our core market position. A key focus is on using data sources and analytics to replicate the value of traditional medical information, while maintaining risk discipline. We offer AU on Term insurance products that have face amounts up to $1 million, and IUL insurance products that have face amounts up to $2 million.
While expansion of automated decisioning applications and AU is part of our strategy, we are moving forward carefully with control and compliance processes in place to minimize risk and leverage key learnings. Performance monitoring, risk metrics and exposure limits, back-testing and audits are in place. We conduct due diligence on the distributors and other third parties that are involved with our automated decisioning and AU programs to reduce the risks associated with these new technologies and practices, promote quality and profitable business and avoid potential exploitive practices.The regulatory landscape is developing with respect to ensuring fair, transparent and reasonable use of new technologies in the life insurance underwriting process. We continue to engage through industry trade groups with our regulators with the intention of maximizing optimal customer outcomes. In addition, active involvement in industry thought leadership allows us to learn from best practices and obtain new tools for success as well as mitigate any potential reputational and regulatory risks that arise in this new territory.
Reinsurance
We mitigate our exposure to any particular product by proactively managing our retention policy. We utilize our internal retention, auto-bind and facultative reinsurance capabilities to meet the needs of high net worth customers who require larger face amount policies. We generally limit our exposure on any single life to no greater than $3.5 million for Term, no greater than $10 million on any UL issued in 2020 and later, and no greater than $5 million for the majority of UL issued prior to 2020. These reinsurance partners are consulted frequently from product development and pricing to post-issue audits and reviews.
Hedging
We use hedges to reduce a portion of the market risk contained in our IUL products. To support our obligations under the index account options, we enter into derivatives contracts. The payouts from these contracts, in combination with returns from the underlying fixed income investments, seek to replicate those returns promised to a customer within the products.

Corebridge | 2022 Form 10-K 39

ITEM 1 | Business
We also hedge a portion of the interest rate risk exposure for our GUL products. Interest rate risk for these policies generally emerges due to changes in interest rates between the time a policy is sold and the time annual premiums are paid. In order to mitigate a portion of this interest rate risk, we enter into derivatives contracts whose payouts, in combination with returns from the underlying fixed income investments, seek to replicate the interest rate environment that existed at the time of sale, which helps to stabilize our margins.
U.S. Group Benefits Exit
In 2016, we made a strategic decision to exit the U.S. Group Benefits business, which included Stop Loss, Worksite, and Employer and Affinity products (Life, Disability and Dental). Some product lines were systematically transitioned to chosen carriers, while other blocks moved on their own or were terminated. As of December 31, 2022, liabilities of $337 million related to claims for waiver of premium, long-term disability, third-party administered catastrophic excess major medical coverage and other group products remain with us. These lines of business are currently in run-off with no new business being written. A small staff remains to handle administration, third party administrator management and claims handling.
Impact of COVID-19
The COVID-19 pandemic has resulted in several economic and operational disruptions affecting our businesses. We continue to closely monitor the impact of the COVID-19 pandemic on our life insurance mortality experience.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Corebridge’s Macroeconomic, Industry and Regulatory Trends—Impact of COVID-19.”
INSTITUTIONAL MARKETS
Overview
Our Institutional Markets business provides sophisticated, bespoke risk management solutions to both financial and non-financial institutions. Institutional Markets complements our retail businesses by targeting large institutional clients. Institutional Markets allows us to opportunistically source long-term liabilities with attractive risk-adjusted return profiles that are consistent with our overall risk management philosophy.
Our Institutional Markets products are distributed in very specialized markets. Our product portfolio consists of annuities sold through the PRT markets and annuities sold in the structured settlements markets, life insurance sold through the COLI and BOLI markets and capital market products, including GICs and synthetic products such as SVW contracts. Institutional Markets also offers reinsurance for pension liabilities, mainly from cedants based in the UK.
The breadth of our Institutional Markets offering allows us to be selective in our liability generation and allocate capital towards the areas where we see the greatest risk-adjusted returns. Over time, this approach has resulted in a collection of strong business lines that each contribute to Institutional Markets’ earnings.
Scale and operating leverage: The transaction sizes across our Institutional Markets products are much larger than in our retail businesses, allowing us to generate significant new business volumes by winning only a few incremental new transactions, while maintaining a small and efficient operational footprint. Our products generate earnings primarily through net investment spread, with a smaller portion of fee-based income and underwriting margin.
Positioned to capture growth: Favorable market trends point to continued demand for our institutional products. We believe the shift away from defined benefit plans is expected to continue to fuel a strong pipeline of mid-sized to jumbo (greater than $1 billion in premium) PRT opportunities, in both the U.S. market, with direct to plan sponsors, and the UK market, via reinsurance, as plan sponsors increasingly seek bespoke options to exit or decrease liabilities and the related administration. The growth in retirement assets and an aging U.S. population will continue to drive growth in our SVW product, which allows qualified professional asset managers (“QPAMs”) managing stable value funds primarily for defined contribution plans and BOLI providers to offer participants a stable return option, which is increasingly valuable as consumers near retirement. Our SVW product provides a tailored alternative to money market funds that is countercyclical in nature and provides incremental opportunities during equity and credit market turbulence.
New asset capabilities: Our ability to generate profitable new business is dependent on our ability to source large specialized asset portfolios that support our product value propositions while generating attractive net investment spreads. We believe our strategic partnership with Blackstone will help us unlock further opportunities in this market through Blackstone’s ability to source and originate scaled and specialized assets both domestically and internationally. We expect this strategic partnership to offer a competitive advantage for our PRT and GIC businesses.

Corebridge | 2022 Form 10-K 40

ITEM 1 | Business
Products
Our Institutional Markets business develops, markets and distributes the following products and solutions.
Pension Risk Transfer
PRT provides solutions for employers who have decided to exit or defease all or a portion of their pension plan by transferring the accrued benefit liabilities and administrative responsibilities to an insurer. Such transfers can reduce obligations to pay future pension benefits to plan participants, eliminate risks and provide for outside administration. Our PRT products are comparable to income annuities, as we generally receive an upfront premium in exchange for paying guaranteed retirement benefits. These products primarily create earnings through spread income. We are active in both the domestic and international PRT markets. According to LIMRA, overall, the domestic PRT market had $56.6 billion of premium in the twelve months ended September 30, 2022. In the domestic market, we offer group annuity contracts to employers for defined benefit pension plan terminations, such as terminal funding, as well as the settlement of partial benefit liabilities. We are cash-balance plan specialists and handle underwriting and administration of unique provisions. We offer contracts of various sizes, historically ranging from mid-market sized transactions to transactions with premiums in excess of $1 billion. Transaction types include buy-in and buy-out transactions which may utilize guaranteed separate accounts. These transactions are often purchased by plan sponsors with assets-in-kind. The majority of our PRT transactions involve full plan terminations. PRT liabilities have a longer duration which allows them to be backed with higher yielding assets benefiting from duration and illiquidity premium. In the international market, we provide funded reinsurance solutions to primary writers in the bulk purchase annuities (“BPA”) market where there is an appetite to cede risk due to capital constraints and requirements. Across the domestic PRT market, we manage the liabilities for plans covering approximately 154,000 participants as of December 31, 2022.
We are also a premier group annuity underwriter and administrator of customized PRT contracts. We believe plan advisors and their clients appreciate our expertise, flexibility and collaborative approach in developing tailored, cost-effective contracts for all sizes and types of defined benefit pension plans, along with unique benefit provisions and special administrative services. We notably created the industry’s first group annuity guide for pension plan terminations and settlements, which contains details on financial quality (criteria defined by DOL concerning rules for insurer selection), annuity contract experience and service capabilities, contract installation procedures and data requirements, sample participant correspondence and notification, and a sample group annuity contract. As of December 31, 2022, we have $13.5 billion in PRT reserves.
Guaranteed Investment Contracts
GICs are single premium accumulation products that provide a guaranteed repayment of principal and a fixed or floating interest rate for a predetermined period of time. Our primary product in the GIC space is a FABN program. We opportunistically issue FABNs, which are sold to institutional investors through investment banks and other third-party broker-dealers. We also borrow from the FHLB utilizing their funding agreement program. These products generate spread-based income without significant longevity or mortality exposure, which enables us to optimize our asset portfolio and improve our returns given the certainty in liability profile. The profitability of our GIC portfolio is largely dependent on market conditions and asset origination. As of December 31, 2022, we have $8.0 billion in reserves related to our GICs.
Structured Settlement Annuities
Structured settlement annuities provide periodic payments specifically designed to meet an injured party’s needs over time. These periodic payments consist of recurring payment streams and lump-sum payments on both a guaranteed and life contingent basis. As of December 31, 2022, we had $3.9 billion in structured settlement annuity reserves and continued to service $15.9 billion of structured settlement reserves ceded to Fortitude Re.
Defined Contribution and BOLI Stable Value Wraps
SVW contracts are synthetic contracts that provide limited guarantees for stable value fund portfolios or COLI-BOLI separate account portfolios, preserving the principal while providing steady, positive returns for participants or institutions. They are typically issued to QPAMs that manage stable value funds, typically for employee benefit plans and life insurance company separate accounts with respect to certain underlying VUL BOLI investment fund options. These products generate earnings through fee income without significant longevity or mortality exposure.
We primarily offer group annuity contracts and are among the leading providers of stable value wrap products to defined contribution employee benefit plans. We had approximately 190 in-force stable value wrap-defined contribution (“SVW-DC”) contracts representing more than $47.1 billion of notional value as of December 31, 2022. We see further growth opportunities in higher margin products, including contracts offered to 403(b) and 529 plan providers. Overall, the SVW market in the United States had $495.8 billion of notional value as of September 30, 2022.

Corebridge | 2022 Form 10-K 41

ITEM 1 | Business
Corporate Markets
COLI-BOLI comprises universal and variable universal life insurance products that are issued to both non-financial and financial corporate clients to provide financial efficiencies and offset rising costs of programs such as health and welfare benefits, post-retirement benefits and supplemental income to key individuals.
We offer a number of COLI-BOLI products, including money center BOLIs and insurance COLIs, and have a client base of nearly 100 institutions as of December 31, 2022. Our BOLI products are sold on a universal life or variable universal life product with exposure to spread and mortality, while our COLI products are sold on a variable universal life product that generates earnings through spread, fee and mortality exposure. As of December 31, 2022, we have $7.3 billion of reserves related to our Corporate Markets products.
Within Corporate Markets, we also manage a portfolio of private placement variable annuity and universal life insurance products historically offered in the high net worth market.
The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

	For the years ended December 31,
(in millions)	2022	2021	2020
Premiums	$2,913	$3,774	$2,564
Deposits	1,382	1,158	2,284
Other*	30	25	25
Premiums and deposits	$4,325	$4,957	$4,873
*Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
Our SVW products, for both the defined contribution market as well as the separate account BOLI market (“SVW-BOLI”), generate fee-based income as a percentage of assets. Our general account PRT, GIC and structured settlement products generate spread-based income on the difference between crediting rates paid and yields earned on assets we invest. Our Corporate Markets products generate underwriting margin, a combination of premiums net of policyholder benefits, spread income and fee income.
The following table presents Institutional Markets spread income, underwriting margin and fee income:

	For the years ended December 31,
(in millions)	2022		2021		2020
Spread income	$295	67.8%	$478	74.6%	$290	67.9%
Underwriting margin	77	17.7%	102	15.9%	75	17.6%
Fee income	63	14.5%	61	9.5%	62	14.5%
Total	$435	100.0%	$641	100.0%	$427	100.0%
The following table presents Institutional Markets reserves:

	December 31,
(in millions)	2022		2021		2020
PRT	$13,498	41.4%	$11,469	38.0%	$8,237	30.1%
GIC	7,952	24.4%	7,477	24.7%	8,115	29.7%
Structured settlements	3,853	11.8%	3,501	11.6%	3,593	13.2%
SVW	—	—%	—	—%	55	0.2%
Corporate Markets	7,307	22.4%	7,772	25.7%	7,315	26.8%
Total	$32,610	100.0%	$30,219	100.0%	$27,315	100.0%

Corebridge | 2022 Form 10-K 42

ITEM 1 | Business
The following table represents APTOI by product:

	For the years ended December 31,
(in millions)	2022		2021		2020
PRT	$91	26.1%	$238	40.7%	$103	28.1%
GIC	96	27.4%	129	22.1%	85	23.2%
Structured settlements	55	15.8%	90	15.4%	82	22.3%
SVW	60	17.2%	60	10.3%	57	15.5%
Corporate Markets	47	13.5%	67	11.5%	40	10.9%
Total	$349	100.0%	$584	100.0%	$367	100.0%
Distribution
Institutional Markets distributes products through the channels described below:
PRT: We source PRT liabilities through our long-standing relationships with insurance and reinsurance brokers and consultants, and through our assumed reinsurance channel from primary insurance partners.
GICs: We have a FABN program, which is a medium term note program under which funding agreements are issued to a special-purpose trust that issues marketable notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. We also borrow from Federal Home Loan Banks (“FHLBs”) by utilizing their funding agreement program and may issue GICs directly to institutional clients or special purposes vehicles.
Structured settlement annuities: As of December 31, 2022, we distributed structured settlement products through independent insurance agencies.
Corporate Markets and SVW-BOLI: We distribute COLI-BOLI and SVW-BOLI through specialized brokers representing large money center banks and corporations.
SVW-DC: We distribute SVW products through QPAMs, trustees of stable value funds and defined contribution plan sponsors.
Markets
Our Institutional Markets business provides sophisticated, bespoke risk management solutions to both financial and non-financial institutions. In PRT, large industry participants compete for a growing pool of assets driven by corporations seeking to transfer longevity and asset risks associated with their pension obligations to insurance companies; in structured settlements, these companies compete to help defendants or insurers of defendants in legal settlements provide long-term streams of payments to plaintiffs; in SVW-DC, QPAM’s compete to provide value-added solutions to asset and wealth managers to satisfy growing demand for stable retirement income.
Competition
Institutional Markets operates in a competitive market and competes with large industry participants. In each product category, we face strong competition from domestic and international insurance and reinsurance companies, as well as from other financial institutions in the SVW markets. We face a growing set of competitors in the PRT market as more insurers, many backed by alternative asset managers, look to capitalize on a growing trend of defined benefit plan sponsors looking to pass on the risk of their pension fund liabilities in both the United States and internationally. We also face robust competition in other businesses, mainly from other insurance companies. Main points of competition are price, credibility and financial strength, and the ability to execute and administer complex transactions. We offer tailored solutions ranging from complete buyouts to reinsurance arrangements that allow us to compete on a wider set of opportunities in customized ways. We believe that our partnership with Blackstone and the associated asset origination capabilities will help us compete in several of our businesses, particularly PRT.
Strategy
Expand FABN program to accelerate cash flows: We plan to grow our GIC portfolio by expanding our FABN program through FABN issuances and FHLB funding agreements. We will continue to evaluate expanding both capacity and utilization. We believe this strategy will also serve as a strong and attractive funding source as we continue to put Blackstone originated and managed assets to work.

Corebridge | 2022 Form 10-K 43

ITEM 1 | Business
Improve PRT market position through new products and unique capabilities: In PRT, we plan to continue our focus on the larger end of the full plan termination market. This sub-segment of the market allows us to demonstrate our differentiated capabilities around managing market risks, asset-in-kind portfolios and deferred participant longevity. We have developed new product offerings and solutions to participate in buy-in-to-buy-out plan termination solutions. Internationally, we intend to continue to provide reinsurance for UK PRT transactions focused on the larger end of the BPA market, and are developing longevity swap products to enhance our deal execution capabilities. We expect to continue to expand our list of cedant insurers and our asset origination capabilities to support UK PRT transactions. We believe that our Blackstone partnership will differentiate our competitive position by providing assets with a duration, liquidity and return profile that are well-suited to the PRT market. Additionally, we will continue to opportunistically enter other international markets that are aligned with our core competencies and expertise when favorable market and regulatory conditions exist.
Grow and maintain strong market presence in the stable value wrap and Bank-Owned Life Insurance markets: We plan to grow the sales of our SVW-DC product by adding new QPAM partners, developing new SVW-DC products as alternative offerings to traditional money market funds, and developing new products in response to regulatory and tax law changes. Additionally, we expect to continue to consolidate our position with respect to our share of the SVW-BOLI market as larger banks look to restructure their current programs. We also intend to opportunistically grow our market share in the new issue, general or separate account COLI-BOLI market as market conditions and tax laws evolve.
Maintain presence in structured settlement annuities market: We plan to focus our product development and solutions on both qualified and non-qualified markets as we continue to concentrate on term-certain and lightly underwritten lives. We will seek to optimize efficiencies in the administration of our current portfolio and reinsured block.
Risk Management
Our Institutional Markets business takes a holistic approach to risk management spanning product diversification and asset-liability management. Also, our pricing strategy prioritizes long-term value over sales volumes and targets specific segments where we believe we can find superior risk-adjusted returns. This approach has historically produced consistently strong results across a variety of economic environments.
Diversification
Our product breadth and varied distribution channels allow us to focus our new business generation towards the areas where we see the highest risk-adjusted returns, and away from areas where we believe pricing pressure has reduced returns to an unattractive level. This helps us remain disciplined in pricing and to diversify the concentration risk created by the large case sizes in the market. The spread income generated by the funded businesses within Institutional Markets is balanced with the fee income produced by the SVW businesses. In addition, the longevity risk generated from the PRT and structured settlements businesses helps diversify the mortality risk generated from our Life Insurance business.
Product design
In PRT, we deliberately avoid commoditized areas of the all-retiree middle market that are highly competitive, and instead focus on the larger end of the plan termination market. This specialized focus allows us to utilize the scale of our balance sheet, as well as our asset selection and derivative hedging capabilities to win transactions. In the SVW market, our product design does not provide non-zero guarantees, mitigates credit default risk and allows for portfolio immunization at the discretion of the wrap provider. In structured settlements, we focus on term certain funding, standard lives, and the lightly underwritten portion of the market, and avoid the highly competitive areas of the market that involve large case, highly underwritten, sub-standard lives.
Asset-liability management
We seek to minimize the gap between the duration of our assets and liabilities to reduce interest rate risk. We closely coordinate with our investment management team to source asset portfolios that can back our various liability obligations and generate attractive net investment spreads. In situations where liability durations exceed the naturally available pool of duration matched assets, we actively monitor derivative strategies that can be used to close any ALM mismatches. The GIC portfolio is monitored to ensure that the assets and liabilities in that sub-segment are tightly matched in addition to being risk managed as part of the overall general account. Asset selection focuses on the underlying characteristics of the liability funding source, both in terms of duration and any embedded optionality present in either the assets or liabilities.
Reinsurance
All payout annuities (PRT and structured settlements) in Institutional Markets issued prior to 2012 have been reinsured to Fortitude Re. From a counterparty credit perspective, the reinsurance transactions were structured as modified coinsurance with funds withheld, so the assets continue to reside on our balance sheet. In addition, the majority of the mortality risk in the COLI-BOLI segment is either experience rated, or has been reinsured to third-party reinsurers.

Corebridge | 2022 Form 10-K 44

ITEM 1 | Business
CORPORATE AND OTHER
Our Corporate and Other segment consists primarily of corporate expenses not attributable to our other segments, our institutional asset management business, which includes managing assets for non-consolidated affiliates, the results of our consolidated investment entities and the results of our legacy insurance lines ceded to Fortitude Re. For the year ended December 31, 2022, our Corporate and Other recorded adjusted revenue of $846 million and adjusted pre-tax loss of $383 million.
Fortitude Re
Fortitude Re is a Bermuda reinsurance company which was established in 2018 by AIG to enter into a series of reinsurance transactions related to AIG’s run-off portfolio. In two transactions in 2018 and 2020, AIG sold substantially all of its ownership interest in Fortitude Re’s parent company (“FR Parent”) to Carlyle FRL, an investment fund advised by an affiliate of The Carlyle Group and T&D Investments, Inc., a subsidiary of T&D Holdings, Inc. We currently hold a less than 3% indirect interest in Fortitude Re.
As of December 31, 2022, $27.8 billion of our reserves representing a mix of run-off life and annuity risks had been ceded to Fortitude Re under these reinsurance transactions. Effective as of January 1, 2022, certain AIG subsidiaries sold to an affiliate of Fortitude Re all of the outstanding capital stock of two servicing companies. The ceding insurers entered into administrative services agreements pursuant to which AIG transferred administration of certain of our ceded business to those companies.
Through this series of transactions, Fortitude Re has become our largest reinsurance counterparty. Accordingly, the reinsurance agreements between us and Fortitude Re provide us with certain protections in the event that Fortitude Re becomes unable to meet its obligations related to the transactions. For example, the agreements were structured as modified coinsurance with funds withheld. Under this type of reinsurance structure, the investments supporting the reinsurance agreements continue to be held by us. Accordingly, the applicable reserve balances are fully collateralized. Also, we have the right to recapture the ceded business in the case of certain events, including certain regulatory ratios applicable to Fortitude Re falling below certain thresholds. Further, we have the right to one seat on Fortitude Re’s board of managers.
The investment assets supporting the reinsurance agreements with Fortitude Re mostly consist of available for sale securities. Because these assets continue to be held by us, they continue to be reflected on our balance sheet and in our GAAP results of operations. Meanwhile, Fortitude Re receives or makes quarterly payments that represent the net gain or loss under the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified coinsurance account, which can lead to volatility in our net income. Given our limited economic interest in FR Parent, we believe adjusting our earnings for the items related to the Fortitude Re reinsurance treaties provides a better view of the net income attributable to our underlying operations.
Similarly, because the investments supporting the reinsurance transaction are held on our balance sheet, changes in the fair value of these assets are included in the embedded derivative of the Fortitude Re funds withheld arrangements and introduce volatility into our balance sheet. While our net income experiences volatility as a result of the Fortitude Re reinsurance arrangements, it is almost entirely offset by changes in OCI resulting in minimal impact to our net investment.
The following table outlines the impact to comprehensive income of the funds withheld arrangements with Fortitude Re:

	For the years ended December 31,
(in millions)	2022	2021	2020
Net investment income – Fortitude Re funds withheld assets	$891	$1,775	$1,427
Net realized losses on Fortitude Re funds withheld assets:
Net realized gains (losses) – Fortitude Re funds withheld assets	(397)	924	1,002
Net realized gains (losses) – Fortitude Re embedded derivatives	6,347	(687)	(3,978)
Net realized gains (losses) on Fortitude Re funds withheld assets	5,950	237	(2,976)
(Loss) income before income tax benefit	6,841	2,012	(1,549)
Income tax benefit (expense)*	(1,437)	(423)	325
Net (loss) income	5,404	1,589	(1,224)
Change in unrealized appreciation of all other investments	(5,064)	(1,488)	1,165
Comprehensive income (loss)	$340	$101	$(59)
*    The income tax expense (benefit) and the tax impact on OCI were computed using Corebridge Parent’s U.S. statutory tax rate of 21%.

Corebridge | 2022 Form 10-K 45

ITEM 1 | Business

Investment Management
OVERVIEW
Investment Management is an integral part of our business model. We aim to support our liabilities with a high quality and diversified portfolio taking into consideration the liability duration, convexity and liquidity profile. In addition, we seek to originate assets that enable us to further manage our asset-liability profile, generate enhanced risk-adjusted returns and iterate our product designs to improve our risk profile. We manage general and separate account assets across markets, including public fixed income, structured products, public and private equity, private debt and commercial real estate. We have produced steady returns on invested assets and minimized the volatility of our earnings through different market environments.
Currently, we manage a diverse array of corporate, municipal, infrastructure and government bonds, sourced from public and private markets in developed and emerging economies as well as various structured product asset classes including ABS, collateralized loan obligations (“CLOs”) and MBS. We also originate commercial and residential mortgage loans and middle market commercial loans. In addition, we manage, oversee and originate certain types of equity and alternative investments.
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
December 31, 2022
Bonds available for sale:
U.S. government and government-sponsored entities	$925	$273	$1,198
Obligations of states, municipalities and political subdivisions	5,195	731	5,926
Non-U.S. governments(a)	3,977	415	4,392
Corporate debt(a)	91,939	12,753	104,692
Mortgage-backed, asset-backed and collateralized:
RMBS	11,122	822	11,944
CMBS	9,528	540	10,068
CLO	7,994	192	8,186
ABS	9,774	613	10,387
Total mortgage-backed, asset-backed and collateralized	38,418	2,167	40,585
Total bonds available for sale	140,454	16,339	156,793
Other bond securities	284	3,485	3,769
Total fixed maturities	140,738	19,824	160,562
Equity securities	170	—	170
Mortgage and other loans receivable:
Residential mortgages	5,851	—	5,851
Commercial mortgages	29,190	3,272	32,462
Life insurance policy loans	1,395	355	1,750
Commercial loans, other loans and notes receivable	4,285	218	4,503
Total mortgage and other loans receivable(b)	40,721	3,845	44,566
Other invested assets(c)	8,392	2,026	10,418
Short-term investments	4,331	69	4,400
Total(d)	$194,352	$25,764	$220,116
(a) Our credit exposure to the Russian Federation and Ukraine through our fixed maturity securities portfolio, excluding Fortitude Re funds withheld assets, was $29 million at December 31, 2022. The credit exposure to the Russian Federation and Ukraine of our Fortitude Re funds withheld assets fixed maturity securities portfolio was $7 million at December 31, 2022. Exposure to the Russian Federation and Ukraine represents an immaterial percentage of our aggregate credit exposures on our fixed maturity securities.
(b) Net of total allowance for credit losses for $600 million at December 31, 2022.
(c) Other invested assets, excluding Fortitude Re funds withheld assets, include $5.3 billion of private equity funds as of December 31, 2022, which are generally reported on a one-quarter lag.
(d) Includes the consolidation of approximately $9.7 billion of consolidated investment entities at December 31, 2022
Historically, our investments have largely been managed by affiliated investment managers. We have made and expect to continue to make increasing use of highly-respected third-party managers for various asset classes, particularly where we can increase our access to attractive investments or benefit from scale and market-leading capabilities. For example, in November 2021 we entered into a strategic partnership with Blackstone as described below in “—Our Strategic Partnership with Blackstone.” In addition, we have entered into the BlackRock Agreements, as described below in “—Our Investment Management Agreements with BlackRock.”

Corebridge | 2022 Form 10-K 46

ITEM 1 | Business
Regardless of whether our investments are managed by an internal or external provider, our Chief Investment Officer will continue to be responsible for overseeing our overall portfolio, including decisions surrounding asset allocation, risk composition and investment strategy. Also, specialized internal teams will work closely with business personnel to develop asset strategies tied to insurance company objectives so that our investment operations will continue to be integrated with our pricing and product development. Monitoring and oversight of external providers will be performed by our Chief Investment Officer in conjunction with our Finance, Legal, Enterprise Risk Management and Compliance Departments. All externally managed assets will be folded into our credit, market, capital, liquidity and foreign exchange risk monitoring frameworks.
In addition, we are preparing to implement BlackRock’s “Aladdin,” an investment management technology platform that will provide an end-to-end investment solution spanning trade capture, analytics, back office capabilities and other services which are currently performed across many systems at AIG.
We intend to evolve our investments organization, which we expect will create additional efficiencies, to reflect our relationships with key external partners, our expected implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in fees for asset management services that we provide to AIG and third parties.
HIGH QUALITY PORTFOLIO
As of December 31, 2022, 91% of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 94% investment grade as of December 31, 2022. The fixed maturity security portfolio of our insurance operating subsidiaries excludes $3.4 billion of securities related to consolidated investment entities that do not represent direct investments of Corebridge’s insurance subsidiaries and $1.2 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries. Our investment decision process relies primarily on fundamental analysis. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis. We stress-test the underwritten assets and asset classes under various adverse scenarios.
The following chart depicts the NAIC designation of fixed maturity assets held in our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, as of December 31, 2022:

Corebridge | 2022 Form 10-K 47

ITEM 1 | Business
The following charts depict our portfolio by credit rating excluding assets held through our modified coinsurance arrangements
Our asset portfolio is managed within the limits and constraints set forth in our investment and risk policies. These policies set limits on investments in our portfolio by asset class, such as corporate bonds, residential mortgage backed securities (“RMBS”), commercial mortgage backed securities (“CMBS”), CLOs, commercial and residential mortgage whole loans and alternative investments. We also set credit risk limits for exposure to single issuers and countries that vary based on ratings, as well as limits on aggregate investments in below investment grade assets. In addition, our asset portfolio is constructed to withstand both liquidity and capital stresses that may arise due to market dislocations.
Our credit risks are managed by credit professionals, subject to ERM oversight and various control processes. Their primary role is to ensure appropriate credit risk management in accordance with our credit policies and procedures relative to our credit risk parameters. We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations.
Our underwriting practices for investing in mortgage loans, mortgage-backed securities and structured securities take into consideration the quality of the issuer, the originator, the manager, the servicer, security credit ratings, characteristics of the underlying collateral and the level of credit enhancement in the transaction, as applicable.
In commercial real estate, we seek out opportunities with low leverage and strong sponsorship. Our CML portfolio is focused on multi-family as its largest property type allocation. Our CMBS portfolio is focused on North America and includes high quality securities, with an average rating of ‘‘AA,’’ 96% of which are designated NAIC 1.
Our RMBS portfolio is a mix of agency and non-agency securities of which 98% are designated NAIC 1. The non-agency RMBS portfolio is a seasoned portfolio, reflecting a borrower mix that has seen and survived previous housing credit stress, and provides a stable return profile across a range of internal stress scenarios. Our smaller RML portfolio continues to be centered on high credit quality jumbo loans underwritten with full documentation, low loan-to-value ratios and high FICO scores.
Our asset-backed securities (“ABS”) and CLO portfolios are focused on investment grade assets with structural credit enhancement in pools of collateral that are managed by experienced investment managers. Our CLO portfolio consists of 98% investment grade and 92% NAIC 1 assets and the underlying collateral pools predominantly consist of first lien senior secured loans. Our ABS portfolio is focused on private ABS that are secured by high-quality assets with recurring cash flow streams and consists of near 100% investment grade and 53% NAIC 1 assets.
In addition to our core fixed income portfolio, we opportunistically allocate a portion of our portfolio to alternative investments where we primarily focus on private equity, real estate equity and direct private equity investments and co-investments, and to a lesser extent, hedge fund investments. Our alternative investment strategy is subject to internal concentration limits and designed to provide diversification away from fixed income markets and support growth of our surplus portfolio.
INVESTMENT STRATEGY
Our investment strategy is to provide net investment income to support liabilities that result in stable distributable earnings and enhance portfolio value, subject to asset liability management, capital, liquidity, regulatory, legal and rating agency constraints, overall market and economic conditions and our risk appetite. Insurance reserves are supported by mainly investment-grade fixed maturity securities that meet our duration, risk-return, tax, liquidity, credit quality and diversification objectives. We assess fixed maturity asset classes, including credit (public and private), commercial real estate and residential real estate, based on their fundamental underlying risk factors.

Corebridge | 2022 Form 10-K 48

ITEM 1 | Business
We maintain a diversified, high quality portfolio of fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans that, to the extent practicable, match the currency and duration characteristics of our liabilities. As part of our Risk Management framework, we seek to diversify the portfolio across asset classes, sectors and issuers to mitigate idiosyncratic portfolio risks. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, duration varies between distinct portfolios. We also utilize derivatives to manage our asset and liability duration as well as currency exposures.
Investments that support our surplus seek to enhance portfolio returns and are generally comprised of a mix of fixed maturity investment grade and below investment grade securities and various alternative asset classes, including private equity, real estate equity and hedge funds. Over the past few years, hedge fund investments have been reduced with more emphasis given to private equity, real estate and below investment grade credit. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved returns in excess of the fixed maturity portfolio returns. We expect to increase our allocation to alternatives within surplus by approximately $3 billion by 2024.
CREDIT RISK
Credit risk is the risk that our customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also result from a downgrade of a counterparty’s credit ratings or a widening of its credit spreads.
We devote considerable resources to managing our direct and indirect credit exposures. These exposures may arise from, but are not limited to, fixed income investments, corporate and consumer loans and leases, reinsurance and retrocessional insurance recoverables and counterparty risk arising from derivatives activities.
Our credit risks are managed by our credit professionals, subject to various control processes. Their primary role is to ensure appropriate credit risk management in accordance with our credit policies and procedures relative to our credit risk parameters. Our credit risk management framework includes the following elements related to our credit risks:
•developing and implementing our company-wide credit policies and procedures;
•approving delegated credit authorities to our credit executives and qualified credit professionals;
•developing methodologies for quantification and assessment of credit risks;
•managing a system of credit and program limits, as well as the approval process for credit transactions, above limit exposures and concentrations of risk that may exist or be incurred;
•evaluating, monitoring, reviewing and reporting of credit risks and concentrations regularly with senior management; and
•approving appropriate credit reserves, credit-related other-than-temporary impairments and corresponding methodologies for all credit portfolios.
We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in some circumstances, we may require mitigants, such as third-party guarantees, reinsurance or collateral, including commercial bank-issued letters of credit and trust collateral accounts. We treat these guarantees, reinsurance recoverable, and letters of credit as credit exposure and include them in our risk concentration exposure data. We also monitor the quality of any trust collateral accounts.
OUR STRATEGIC PARTNERSHIP WITH BLACKSTONE
In November 2021, we entered into a strategic partnership with Blackstone that we believe has the potential to yield significant economic and strategic benefits over time. We believe that Blackstone’s ability to originate attractive and privately sourced, fixed-income oriented assets will be accretive to our businesses and provide us with an enhanced competitive advantage.
Pursuant to the partnership, we initially transferred management of $50 billion of our existing investment portfolio. Beginning in the fourth quarter of 2022, we transferred an additional $2.1 billion to Blackstone. The amount managed by Blackstone will increase to $92.5 billion by the third quarter of 2027.
As of December 31, 2022, the book value of the assets managed by Blackstone was approximately $48.9 billion. We expect Blackstone to invest these assets primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. Blackstone’s preferred credit and lending strategy is to seek to control all significant components of the underwriting and pricing processes with the goal of facilitating bespoke opportunities with historically strong credit protection and attractive risk-adjusted returns. Blackstone seeks to capture enhanced economics to those available in the traditional fixed income markets by going directly to the lending source.

Corebridge | 2022 Form 10-K 49

ITEM 1 | Business
As described above, Blackstone currently manages a portfolio of private and structured credit assets, commercial and residential real estate securitized and whole loans for Corebridge. We believe Blackstone is well-positioned to add value and drive new originations across credit and real estate asset classes. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital positions.
OUR INVESTMENT MANAGEMENT AGREEMENTS WITH BLACKROCK
Under the BlackRock Agreements, we have completed the transfer of the management of approximately $82.4 billion in book value of liquid fixed income and certain private placement assets in the aggregate to BlackRock as of December 31, 2022. In addition, liquid fixed income assets associated with Fortitude Re portfolio were separately transferred to BlackRock. The BlackRock Agreements provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance. The fees, terms and conditions of the BlackRock Agreements were extensively negotiated, and we believe them to be highly competitive with those available from other leading investment managers for a fixed income portfolio of comparable size. Further, BlackRock is responsible for its own overhead and operating expenses under the BlackRock Agreements, with the insurance company subsidiaries reimbursing reasonable and documented out-of-pocket third-party expenses.
With respect to other potential liabilities under the BlackRock Agreements, the insurance company subsidiaries have agreed to indemnify BlackRock for certain losses incurred in connection with the services provided by BlackRock pursuant to the BlackRock Agreements or resulting from the insurance company subsidiaries’ breach of the investment management agreements.
The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, confidentiality and other provisions. The investment management agreements will continue unless terminated by either party on 45 days’ notice or by us immediately for cause. We will continue to be responsible for our overall investment portfolio, including decisions surrounding asset allocation, risk composition and investment strategy.
The investment management agreements are not linked to our implementation of BlackRock’s “Aladdin” investment management technology platform.

Human Capital Management
We believe that our employees’ dedication, commitment, and engagement are key to our success and that we foster a constructive and collaborative work environment. Our principal human capital management objectives include attracting, developing and retaining the highest quality talent. As of December 31, 2022, we had over 7,700 employees located primarily in the United States, Ireland and UK. In May 2022, in connection with our productivity program, we entered into an agreement with a third-party service provider pursuant to which, as a result of the outsourcing components of our insurance operations, finance, information technology and actuarial services, approximately 180 of our employees are expected to become or have become employees of that provider, and certain reductions in force are expected to occur or have occurred.
Historically, as a subsidiary of AIG, we have operated under the AIG umbrella of strategies, policies and programs governing human capital management. The following provides examples of key programs and initiatives we have implemented or plan to implement to attract, develop and retain our diverse workforce.
COMPETITIVE COMPENSATION AND BENEFITS
We continue to align our employees’ compensation with the Company’s overall performance and provide competitive compensation opportunities to attract and retain highly skilled employees for our various business needs. We intend to provide a performance-driven compensation structure that consists of a base salary and short-term and long-term incentive programs. In addition, we offer comprehensive benefits to support our employees’ health and wellness needs, including subsidized health-care plans, life insurance and disability, wellness and mental health benefits, paid time off and parental leave policies, and matching 401(k) contributions.
HEALTH AND SAFETY
We care about the health and safety of our employees. In response to the COVID-19 pandemic, we quickly and effectively transitioned a majority of our employees to remote work. We intend to maintain a hybrid work model for the foreseeable future.

Corebridge | 2022 Form 10-K 50

ITEM 1 | Business
CAREER DEVELOPMENT
We believe that professional development is a positive investment in our talent. Our goal is to build the skills of our employees by providing ample opportunities to access learning and development that enhances their abilities to perform in their current or future roles. Accordingly, we have established a library of on-demand learning options, combined with immersive learning experiences, that build skills at all levels. We also offer tuition, certification, and training reimbursement programs to encourage employees to enhance their education, skills and knowledge for continued growth. We place significant importance and attention on promoting internal talent and succession planning. We conduct an annual review of our talent development and succession plans for each of our functions and operating segments to identify and develop a talent pipeline for positions at all levels of the organization.
DIVERSITY AND INCLUSION
We have created an inclusive workplace focused on attracting, retaining, and developing diverse talent that fosters a culture of inclusion and belonging for all employees. Our management team leads our public Company's diversity, equity, inclusion and belonging (“DEI”) efforts. In June 2021, we launched our Diversity Council, tasked with monitoring DEI initiatives as an integral part of our business strategies. In addition, our talent acquisition team has established strategic partnerships with third-party organizations such as HBCU First, Rock the Street, International Associates of Black Actuaries and Organization Latino Actuaries to ensure diverse talent pools for our early career opportunities.
Employee Resource Groups (“ERGs”) are groups of employees who come together based on a shared interest in a specific dimension of diversity and are an essential means of reinforcing a culture of inclusion and belonging in our organization. Our ERG network spans multiple geographies and dimensions and is open to all employees. The ERGs form a cornerstone of our DEI efforts by representing our diverse workforce, facilitating networking and connections with peers, and supporting a culture of inclusion and engagement within the Company.

Environmental, Social and Governance
Our parent company, AIG, has a strong ESG foundation focused on community resilience, financial security, and sustainable operations. As we become a stand-alone business, we plan to leverage this framework as a starting point, and evolve our approach over time in line with our industry, geographic and business focus.
COMMUNITY RESILIENCE: GIVING BACK THROUGH PHILANTHROPY AND VOLUNTEERISM
Operating as a responsible corporate citizen is central to our success as a business. We are committed to making a positive difference in the communities where we work, live and serve our customers. We align our charitable giving around building resilience and financial security for individuals, families and communities. For example, since 2014, we, in conjunction with AIG, have partnered with Junior Achievement to support financial education and workforce readiness, enabling thousands of students to participate in Junior Achievement programming.
We currently support programs that leverage our employees’ passion for giving back. For example, in connection with Giving Tuesday, in December 2022, our employees volunteered to pack snacks, meals and activities bags for the community. Additionally, during this event, volunteers delivered care packages to homebound seniors and worked with Habitat for Humanity to build the exterior shell of a home.
FINANCIAL SECURITY: HELPING PEOPLE ACHIEVE FINANCIAL WELLNESS AND SUSTAINABILITY
Enabling financial wellness is a key focus for us and the clients we serve. We offer products, resources and information to assist clients with their financial planning, including access to professional guidance, financial literacy and education and online tools and resources. As part of our commitment to promoting financial security and resilience more broadly, we also partner with the Foundation for Financial Planning to increase pro bono financial planning for at-risk Americans, including cancer patients, military veterans, victims of natural disasters, domestic violence survivors, financially vulnerable seniors and frontline healthcare workers.
With fewer people covered by traditional pension plans, annuities can fill a gap in retirement portfolios by providing a monthly check for as long as a person lives, no matter how the market performs. We are a leading provider of annuity products that offer the opportunity for growth, principal protection and protected income for life. We are also a founding member of the Alliance for Lifetime Income, a non-profit educational organization that educates Americans about the value and importance of having protected lifetime income in retirement.
As a life insurance and annuity provider, we help customers think about “longevity risk” — the possibility that people could deplete their retirement savings as they manage the healthcare, LTC and financial planning challenges that come with longer lifespans. In the United States, we offer life insurance products with accelerated death benefits that can be used to cover financial needs during one’s later retirement years.

Corebridge | 2022 Form 10-K 51

ITEM 1 | Business
We will continue to be an industry leader and advocate for insurance products and services that will serve the needs of our customers, and for ensuring financial security.
SUSTAINABLE OPERATIONS: A FOCUS ON SUSTAINABILITY
Sustainability is focused on protecting the future, and that’s at the heart of what we do: With a broad portfolio of products offered through partners and advisors, we help people envision their future.
Long-term business sustainability is critical to our ability to meet our customers’ needs, particularly in light of demographic trends driving the need for longer-term financial wellness. The backbone of our sustainability is a diversified, well-managed product line with a balanced and diverse approach to product distribution. Our multi-layered approach also relies on responsible governance, capital management with a view toward our long-term commitments, dynamic pricing, a risk-managed investment portfolio and hedging of market risks where applicable and economically prudent.

Intellectual Property
We rely on a combination of copyright, patent, trademark, trade secret and internet domain laws to establish and protect our intellectual property rights. We maintain a portfolio of trademarks that we consider important to the marketing of our products and business, some of which are registered with the U.S. Patent and Trademark Office and in other jurisdictions. These trademarks include product names that appear in this report. We also protect aspects of our business as trade secrets, where appropriate. We believe that the value associated with our intellectual property is significant to our business.

Regulation
Overview
Our businesses and operations are subject to regulation and supervision by many different types of regulatory authorities, including insurance, securities, derivatives and investment advisory regulators in the United States and abroad. We expect that the U.S. and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future. Additionally, in the United States, where the majority of our businesses are based, while the federal government does not directly regulate insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance industry and certain of our other operations. See “Risk Factors—Risks Relating to Regulation—Our business is heavily regulated.” Legislators, regulators and self-regulatory organizations may also consider changes to existing laws or regulations impacting our business, such as, for example, changes to reserving and accounting requirements, standard of care for financial professionals, and permitted investments. See “Risk Factors—Risks Relating to Regulation—New domestic or international laws and regulations, or new interpretations of current laws and regulations may affect our ability to compete effectively.”     Further, insurance and other regulatory authorities and law enforcement agencies, attorneys general and other governmental authorities from time to time make inquiries and conduct examinations or investigations regarding our compliance, as well as compliance by other companies in our industry, with applicable laws.
U.S. REGULATION
State Insurance Regulation
Together, our U.S. insurance subsidiaries are licensed to transact insurance business and subject to extensive regulation and supervision by insurance regulators in the jurisdictions in which they do business, including the 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. The primary regulator of an insurance company, however, is located in its state of domicile. AGC is domiciled in Missouri and is primarily regulated by the Missouri Department of Commerce and Insurance, each of AGL and VALIC is domiciled in Texas and is primarily regulated by the Texas Department of Insurance, and USL is domiciled in New York and is primarily regulated by the NYDFS.
The method of regulation of our insurance subsidiaries varies by jurisdiction but generally has its source in statutes that delegate regulatory and supervisory powers to state insurance officials. The regulation and supervision relate primarily to the financial condition of the insurers, licensing, corporate conduct, including transactions among affiliates, market conduct activities and investments. In general, such regulation is for the protection of policyholders rather than the creditors or equity owners of these companies.
As a holding company with no significant business operations of its own, Corebridge Parent depends on dividends from our subsidiaries to meet its obligations. State insurance statutes typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. For example, the insurance statutes of Missouri and Texas generally permit without regulatory approval the

Corebridge | 2022 Form 10-K 52

ITEM 1 | Business
payment of dividends that, together with dividends paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory policyholders’ surplus as of the preceding December 31 and (ii) statutory net gain from operations for the preceding calendar year. Additionally, under the Missouri and Texas insurance statutes, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). New York has similar dividend restrictions, in some cases with more restrictive requirements. Dividends in excess of applicable prescribed limits, based on prior year’s earnings and surplus of the insurance company, established by the applicable state regulations are considered to be extraordinary transactions and require prior approval or non-disapproval from the applicable insurance regulator.
Additionally, in the United States, the NAIC is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and U.S. territories. Among other things, the NAIC develops and recommends adoption of model insurance laws and regulations. The NAIC is not a regulator, but, with assistance from the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews and coordinate regulatory oversight. Model laws and regulations promulgated by the NAIC become effective in a state once formally adopted and are subject to revision by each state. Certain of such model laws and regulations are noted in more detail below.
The NAIC’s Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation (together, the “Holding Company Models”), versions of which have been enacted by all of the states in which we have domestic insurers, generally require registration and periodic reporting by insurance companies that are licensed in such jurisdictions and are controlled by other entities. They also require periodic disclosure concerning the entity that controls the registered insurer and the other companies in the holding company system and prior approval of intercompany transactions and transfers of assets. Insurance holding company laws also generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any direct or indirect parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under the laws of each of the domiciliary states of our U.S. insurance subsidiaries, Missouri, New York and Texas, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company, which may consider voting securities held at both the parent company and subsidiaries collectively. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists in certain circumstances in which a person owns or controls less than 10% of the voting securities.
In December 2020, the NAIC amended the Holding Company Models to incorporate a liquidity stress test (“LST”) requirement for large life insurers based on a set of scope criteria and a Group Capital Calculation (“GCC”). LST is intended to support macroprudential surveillance by the NAIC regulators, including to assess the potential impact on broader financial markets of aggregate asset sales within a liquidity stress scenario The NAIC encouraged states to implement the GCC provisions by November 7, 2022, the deadline by which U.S. states were required to adopt GCC requirements or become subject to federal preemption and Solvency II group capital requirements in connection with covered agreements the United States reached with the EU and UK to address, among other things, group capital requirements. Further, the NAIC has proposed making the GCC and LST amendments to the Holding Company Models accreditation standards, effective January 1, 2026. Of our domiciliary insurance regulators, Missouri and Texas have adopted the GCC requirements, while New York has pending legislation that would impose GCC requirements on parent companies of insurers doing business in New York. We continue to monitor efforts to adopt the GCC requirements in New York, as well as other changes being considered by the NAIC with respect to its LST framework.
The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”) requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments and submit annual ORSA summary reports to the insurance group’s lead U.S.-state regulator. The NAIC has also adopted a Corporate Governance Annual Disclosure Model Act (“CGAD”) that requires insurers to submit an annual filing regarding their corporate governance structure, policies and practices. Further, the NAIC has had an increased focus on private equity owned life insurers following sizeable increases in the number of private equity owned life insurers as noted by its Capital Markets Bureau and the Federal Insurance Office in 2021. The NAIC adopted Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (PE) Owned Insurers (the “Regulatory Considerations”) in 2022, intended to identify where existing disclosures, policies, control and affiliation requirements, and other procedures should be modified, or new ones created, to address any gaps based on the increase in the number of PE-owned insurers, the role of asset managers in insurance and the potential for control via asset management arrangements, and the increase of private investments in insurers’ portfolios, among other reasons. Many of the Regulatory Considerations have been referred to NAIC working groups and task forces, including analysis on definition and evaluation of control and review of reliance on rating agency ratings, while others such as new reporting on investment schedules relative to investment transactions with related parties and additional disclosures relative to private equity and complex assets have become effective for the reporting period ending 2022.
Every state has adopted, in substantial part, the RBC Model Law promulgated by the NAIC that allows states to act upon the results of RBC calculations and provides four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The RBC formula is designed to measure the adequacy of an

Corebridge | 2022 Form 10-K 53

ITEM 1 | Business
insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula computes a risk-adjusted surplus level by applying discrete factors to various asset, premium, reserve and other financial statement items, or in the case of interest rate and equity return (C-3) market risk, applying stochastic scenario analyses. These factors are developed to be risk-sensitive so that higher RBC requirements are applied to items exposed to greater risk. The RBC ratio of each of our U.S. based insurance companies, determined by the ratio of a company’s total adjusted capital (as defined by the NAIC) to its “company action level” of RBC (as defined by the NAIC), exceeded minimum required levels as of December 31, 2022. The NAIC has adopted, or is considering, several changes impacting how RBC is calculated, including initiatives aimed at a comprehensive review of RBC investment framework as well as a proposed modeling methodology to determine RBC for collateralized loan obligations to replace the use of rating agency ratings. We will continue to monitor these developments and evaluate their potential impact to our business, financial condition and legal entities.
The NAIC also provides standardized insurance industry accounting and reporting guidance through the NAIC Accounting Practices and Procedures Manual. Statutory accounting principles promulgated by the NAIC, including for our insurance company subsidiaries, have been, or may be, modified by individual state laws, regulations and permitted practices granted by our domiciliary insurance regulators. Changes to the NAIC Accounting Practices and Procedures Manual or modifications by the various state insurance departments may impact the investment portfolios and the statutory capital and surplus of our U.S. insurance companies. In particular, the NAIC indicated in 2022 that it was considering revisions to SSAP 7 to address the treatment of net negative interest maintenance reserves being generated by insurance companies in the current rising interest rate environment.
Further, effective January 1, 2017 the NAIC Valuation Manual contains a principle-based approach to life insurance company reserves (“PBR”). PBR is designed to tailor the reserving process to more closely reflect the risks of specific products, rather than the factor-based approach employed historically. Subsection 20 of the Valuation Manual (“VM-20”) applies to individual life insurance reserves, most notably term insurance and ULSGs and replaces Regulation XXX and Guideline AXXX for new life insurance business issued after January 1, 2017. Variable annuity reserving requirements, found in subsection 21 of the Valuation Manual (“VM-21”), replaced the previous Actuarial Guideline XLIII requirements. We implemented VM-20 as of January 1, 2020, with respect to relevant policies issued on or after such date, and applied VM-21 in full, effective January 1, 2020, to both new and existing VA business. The NAIC’s work to update the Valuation Manual and address issues relating to the PBR framework, including VM-20 and VM-21 and other parts of the Valuation Manual, is ongoing, and we will continue to monitor such developments as they evolve. See also Notes 7 and 17 to our audited consolidated financial statements for risk and additional information related to these statutory reserving requirements.
In addition to the NAIC’s model laws and regulations, state insurance laws and regulations also include numerous provisions governing the marketplace activities of life and annuity insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices, customer privacy protection, permissible use of data in insurance practices, and complaint handling. State legislatures and insurance regulators have shown interest in the use of external data and artificial intelligence in insurance practices, including underwriting, marketing and claims practices. The NAIC adopted Artificial Intelligence Principles in August 2020, and a number of states have had legislative or regulatory initiatives relating to the use of external data and artificial intelligence in the insurance industry, including Colorado’s algorithmic and external data accountability law. The regulatory landscape is developing with respect to ensuring fair, transparent and reasonable use of new technologies in the life insurance underwriting process. We continue to engage through industry trade groups with our regulators with the intention of maximizing optimal customer outcomes.
Insurance regulators have also shown interest in climate change risk and disclosure. In 2022, the NAIC adopted revisions to its Climate Risk Disclosure Survey, which numerous states mandate for insurers with premiums exceeding certain thresholds. The NAIC Climate and Resiliency (EX) Task Force Solvency Workstream is also considering potential enhancements to existing regulatory tools relative to the solvency effects of climate change (e.g., on underwriting and investments) which may be incorporated into the NAIC’s Financial Analysis Handbook, the Financial Condition Examiners Handbook and the ORSA Guidance Manual. In addition, in 2021, the NYDFS issued final Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change, detailing the NYDFS’s expectations related to insurers’ management of the financial risks from climate change and integration into their governance frameworks, risk management frameworks, and business and investment strategies.
State regulatory authorities generally enforce provisions relating to marketplace activities through periodic market conduct inquiries, data calls, investigations and examinations. Further, as part of their regulatory oversight process, state insurance departments conduct periodic financial examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are generally carried out under guidelines promulgated by the NAIC and, in the case of financial exams, in cooperation with the insurance regulators of other domiciliary states of an insurance holding company group. There can be no assurance that any noncompliance with such applicable laws, regulations or guidance would not have a material adverse effect on our business, results of operations, financial condition and liquidity.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements.

Corebridge | 2022 Form 10-K 54

ITEM 1 | Business
State Guaranty Associations
U.S. states have state insurance guaranty associations in which insurers doing business in the state are required by law to be members. Member insurers may be assessed by the associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess member insurers in amounts related to the member’s proportionate share of the relevant type of business written by all members in the state. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years. The protection afforded by a state’s guaranty association to policyholders of insolvent insurers varies from state to state. The aggregate assessments levied against us have not been material to our financial condition in any of the past three years.
Dodd-Frank
Dodd-Frank, signed into law in 2010, brought about extensive changes to financial regulation in the United States and established the Financial Stability Oversight Council. Dodd-Frank also established the Federal Insurance Office (“FIO”) to serve as the central insurance authority in the federal government. While not serving a regulatory function, FIO performs certain duties related to the business of insurance, represents the U.S. in international insurance forums, and has authority to collect information on the insurance industry and recommend prudential standards. Certain parts of Dodd-Frank are noted below in more detail.
Title V of Dodd-Frank authorizes the United States to enter into covered agreements with foreign governments or regulatory entities regarding the business of insurance and reinsurance. On September 22, 2017, the United States and the EU entered into such an agreement to address, among other things, reinsurance collateral and group capital requirements, and on December 18, 2018, the United States signed a covered agreement with the UK in anticipation of the UK’s withdrawal of its membership in the EU, commonly referred to as Brexit, which is similar to the agreement with the EU. The NAIC adopted amendments to the credit for reinsurance model law and regulation and adopted GCC to conform to the requirements of the covered agreements. Numerous states have adopted the GCC requirements in their statutes.
Title VII of Dodd-Frank provides for significantly increased regulation of, and restrictions on, derivatives markets and transactions that have affected and, as additional regulations come into effect, could affect various activities of insurance and other financial services companies, including (i) regulatory reporting for swaps, including security-based swaps, (ii) mandated clearing through central counterparties and execution through regulated swap execution facilities for certain swaps (other than security-based swaps, which are not currently subject to mandatory execution or clearing requirements but could be in the future)\ and (iii) margin and collateral requirements. The Commodities Futures Trading Commission (“CFTC”), which oversees and regulates the U.S. swap, commodities and futures markets, and the SEC, which oversees and regulates the U.S. securities and security-based swap markets, have finalized the majority of the rules to carry out such mandate of Title VII of Dodd-Frank. Increased regulation of, and restrictions on, derivatives markets and transactions, including regulations related to initial margin for swaps and securities-based swaps, could increase the cost of our trading and hedging activities, reduce liquidity and reduce the availability of customized hedging solutions and derivatives.
Dodd-Frank also mandated a study to determine whether stable value contracts should be included in the definition of “swap.” If that study concludes that stable value contracts are swaps, Dodd-Frank authorizes certain federal regulators to determine whether an exemption from the definition of a swap for stable value contracts is appropriate and in the public interest. Our Institutional Markets business issues stable value contracts. We cannot predict what regulations might emanate from the aforementioned study or be promulgated applicable to this business in the future. In the event that the study determines that stable value contracts should be included in the definition of “swap,” Section 719(d)(1)(C) of Dodd-Frank provides that such determination would only apply to newly issued stable value contracts.
Title II of Dodd-Frank provides that a financial company whose largest United States subsidiary is an insurer may be subject to a special orderly liquidation process outside the Bankruptcy Code. U.S. insurance subsidiaries of any such financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law.
Pursuant to Dodd-Frank, federal banking regulators adopted rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These rules, which became effective on January 1, 2019, generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy or similar proceeding. Certain of our derivatives, securities lending agreements and repurchase agreements are subject to these rules, and as a result, we are subject to greater risk and could receive a more limited recovery in the event of a default by such bank institution or the applicable affiliates.

Corebridge | 2022 Form 10-K 55

ITEM 1 | Business
ERISA
We provide products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or the Code. Plans subject to ERISA include certain pension and profit sharing plans and welfare plans, including health, life and disability plans. As a result, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the DOL, the IRS and the Pension Benefit Guaranty Corporation.
Standard of Care Developments
We and our distributors are subject to laws and regulations regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these laws and regulations have been revised or reexamined while others have been newly adopted. We closely monitor these legislative and regulatory activities and evaluate the impact of these requirements on us and our customers, distribution partners and financial advisers. Where needed, we have made significant investments to implement and enhance our tools, processes and procedures, to comply with the final rules and interpretations. These efforts and enhancements have resulted in increased compliance costs and may impact sales results and increase regulatory and litigation risk. Additional changes in standard of care requirements or new standards issued by governmental authorities, such as the DOL, the SEC, the NAIC or state regulators and/or legislators, have impacted, and may impact our businesses, results of operations and financial condition.
DOL Fiduciary Rule
In June 2020, the DOL issued final guidance on the definition of a “fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and IRAs. The DOL’s final guidance confirmed use of a five-part test for determining who is an investment advice fiduciary and also confirmed related exemptions. In December 2020, the DOL issued the final version of a new prohibited transaction exemption for parties that qualify as investment advice fiduciaries (the “DOL Fiduciary Rule”). This final version is intended to align broadly with the SEC’s Best Interest Regulation as well as other relevant standards of care requirements. See “—SEC Best Interest Regulation.” The terms of the DOL’s exemption impose impartial conduct standards (including a best interest standard), as well as:
•disclosure obligations;
•a duty to establish, maintain and follow policies and procedures intended to comply with the exemption; and
•a duty to perform an annual retrospective review for compliance with the exemption.
In 2021 and 2022, the DOL indicated that it was reviewing issues relating to its regulation of fiduciary investment advice and will take further regulatory actions. The review is expected to make revisions to the definition of fiduciary “investment advice” to ERISA plans and IRAs. The DOL also indicated that it is reviewing, and may amend, prohibited transaction exemptions available to investment advice fiduciaries. Among other impacts of potential changes, such proposed amendments could have an adverse effect on sales of annuities through our independent distribution partners.
SEC Best Interest Regulation
On June 30, 2020, Regulation Best Interest (“Regulation BI”), which establishes new duties of care, disclosure and conflict mitigation that a broker must meet when making a recommendation of a securities transaction or investment strategy involving securities to a retail customer, and Form CRS, which requires enhanced disclosure by broker-dealers and investment advisers regarding client relationships and certain conflicts of interest issues, became effective. Both were adopted by the SEC in June 2019 as part of a package of final rulemakings and interpretations, at the same time as the SEC issued two interpretations, which became final upon publication, under the Advisers Act. The first interpretation addressed the standard of conduct applicable to SEC-registered investment advisers, including details regarding the fiduciary duty owed to clients, required disclosures and the adviser’s continuous monitoring obligations. The second interpretation clarified when investment advice would be considered “solely incidental” to brokerage activity for purposes of the broker-dealer exclusion from SEC investment adviser registration. The SEC has also issued periodic post-rulemaking guidance on certain aspects of Regulation BI and Form CRS, and could provide additional guidance regarding these final rules in the future. Given its relatively recent adoption, Regulation BI has been a focus of SEC examination and the SEC recently issued a risk alert identifying deficiencies noted by SEC exam staff of firms’ compliance with Regulation BI. Accordingly, compliance with Regulation BI could impose additional costs and affect how we manage our business and overall costs.
State Standard of Care Developments
In 2020, the NAIC adopted revisions to its Suitability in Annuity Transactions Model Regulation (#275) (the “NAIC Model”) implementing a best interest standard of care applicable to sales and recommendations of annuities. The new NAIC Model conforms in large part to Regulation BI, providing that all recommendations by agents and insurers must be in the best interest of the consumer

Corebridge | 2022 Form 10-K 56

ITEM 1 | Business
under known circumstances at the time an annuity recommendation is made, without placing agents’ or insurers’ financial interests ahead of the consumer’s interest in making a recommendation. A majority of states have adopted amendments to their suitability rules based on the NAIC Model revisions, and we expect that a substantial majority of states will do so. In addition, certain state insurance and/or securities regulators and legislatures have adopted, or are considering adopting, their own standards of conduct, some of which are broader in scope than the NAIC Model. For example, in 2018, the NYDFS adopted the First Amendment to Insurance Regulation 187 — Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”). As amended, Regulation 187 requires producers to act in their client’s best interest when making both point-of-sale and in-force recommendations and to deliver to the client the written basis for the recommendation, as well as the facts and analysis to support the recommendation. The amended regulation also imposes additional duties on life insurance companies in relation to these transactions, such as requiring insurers to establish and maintain procedures designed to prevent financial exploitation and abuse. Besides New York, other states have also adopted, or are considering adopting, legislative and/or regulatory proposals implementing fiduciary duty standards with applicability to insurance producers, agents, financial advisors, investment advisers, broker-dealers and/or insurance companies. The proposals vary in scope, applicability and timing of implementation. We cannot predict whether any such proposals will be adopted. However, changes in fiduciary duty standards could impose additional costs in the areas of compliance and employee training and affect how we manage our business and overall costs.
Federal Retirement Legislation
On December 20, 2019, the Setting Every Community Up for Retirement Enhancement (“SECURE”) Act was signed into law. The SECURE Act includes many provisions affecting qualified contracts, some of which became effective upon enactment on January 1, 2020, or later, and some of which were retroactively effective. Some of the SECURE Act provisions that became effective on January 1, 2020, include, without limitation: an increase in the age at which required minimum distributions generally must commence, to age 72, from the previous age of 70 1∕2; new limitations on the period for beneficiary distributions following the death of the plan participant or IRA owner; elimination of the age 701∕2 restriction on IRA contributions (combined with an offset to the amount of eligible qualified charitable distributions by the amount of post-70 1∕2 IRA contributions); a new exception to the 10% additional tax on early distributions for the birth or adoption of a child, which also became an allowable plan distribution event; and, reduction of the earliest permissible age for in-service distributions from pension plans and certain Section 457 plans to 59 1∕2. We have implemented new processes and procedures, where needed, designed to comply with the new requirements.
In December 2022, Congress enacted comprehensive retirement legislation within the Consolidated Appropriations Act, 2023, known as “SECURE 2.0.” The provisions enacted may impact our products and services, including changes to required minimum distribution rules. We are evaluating the impact of the legislation and will implement new processes and procedures, where needed, to comply with the new requirements.
U.S. Securities, Investment Adviser, Broker-Dealer and Investment Company Regulation
Our investment products and services are subject to applicable federal and state securities, investment advisory, fiduciary, including ERISA, and other laws and regulations. The principal U.S. regulators of these operations include the SEC, FINRA, CFTC, Municipal Securities Rulemaking Board, state securities commissions, state insurance departments and the DOL.
Our variable life insurance, variable annuity and mutual fund products generally are subject to regulation as “securities” under applicable federal securities laws, except where exempt. Such regulation includes registration of the offerings of these products with the SEC, unless exempt from such registration, and requirements of distribution participants to be registered as broker-dealers, as well as recordkeeping, reporting and other requirements. This regulation also involves the registration of mutual funds and other investment products offered by our businesses, and the separate accounts through which our variable life insurance and variable annuity products are issued, as investment companies under the Investment Company Act, except where exempt. The Investment Company Act imposes requirements relating to compliance, corporate governance, disclosure, recordkeeping, registration and other matters. In addition, the offering of these products may involve filing and other requirements under the securities, corporate, or other laws of the states and other jurisdictions where offered or organized, including the District of Columbia and Puerto Rico. Our separate account investment products are also subject to applicable state insurance regulation.
We have several subsidiaries that are registered as broker-dealers under the Exchange Act and are members of FINRA and/or are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the ‘‘Advisers Act’’). Certain of these broker-dealers and investment advisers are involved in our life and annuity product sales, including participating in their distribution and/or serving as an investment adviser to mutual funds that underlie variable products offered by us. Other subsidiaries are registered with the SEC as investment advisers under the Advisers Act and serve as an investment adviser to out-of-plan and in-plan participant customers, act as investment advisers to our insurance subsidiaries and certain non-insurance subsidiaries and also provide investment management and advisory services to unaffiliated institutional clients. In addition to registration requirements, the Exchange Act, the Advisers Act and the regulations thereunder impose various compliance, disclosure, qualification, recordkeeping, reporting and other requirements on these subsidiaries and their operations. State securities laws also impose filing and other requirements on broker-dealers, investment advisers and/or their licensed representatives, except where exempt. The SEC, FINRA and other regulatory bodies also have the authority to examine regulated entities, such as our broker-dealer and investment adviser

Corebridge | 2022 Form 10-K 57

ITEM 1 | Business
subsidiaries, and to institute administrative or judicial proceedings that may result in censure, fines, prohibitions or restrictions on activities, or other administrative sanctions.
Further, our licensed sales professionals appointed with certain of our broker-dealer and/or investment adviser subsidiaries and our other employees, insofar as they sell products that are securities, including wholesale and retail activity, are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. Regulation and examination requirements also extend to our subsidiaries that employ or control those individuals.
The business of our investment adviser subsidiaries will be impacted by SEC regulatory initiatives with respect to the investment management business. The SEC is engaged in various initiatives and reviews that seek to modernize the regulatory structure governing the investment management industry, including investment advisers registered under the Advisers Act and investment companies registered under the Investment Company Act. In addition to rules discussed above, the SEC has adopted rules that include (i) new monthly and annual reporting requirements for mutual funds, (ii) significant amendments to rules regarding advertisements by investment advisers and (iii) significant changes to the regulations applicable to the use of derivatives by mutual funds and mutual funds’ valuation methodologies and procedures. The SEC has also proposed comprehensive rules changing the regulation of investment advisers to private funds, rules prohibiting investment advisers from outsourcing certain services or functions without meeting minimum requirements, and in November 2022 proposed rule and related amendments that, among other things, change how open-end funds, other than money market funds and exchange traded funds (“ETFs”), manage their liquidity risk, require these funds to use a liquidity management tool called “swing pricing” and to implement a “hard close,” and require funds to provide timelier and more detailed public reporting of fund information. If adopted as proposed, the regulatory, compliance, and operational burdens associated with these proposals will be costly and may impede the growth of certain investment adviser subsidiaries, and the hard close and swing pricing proposal in particular raises significant operational challenges for mutual funds and intermediaries that offer fund shares, including our insurance company and recordkeeping subsidiaries.
U.S. Securities Environmental, Social and Governance Developments
The SEC, beginning in late 2020 and continuing through 2022, instituted a comprehensive regulatory agenda focusing on ESG issues. The SEC commissioners and staff announced a number of actions, including forming an enforcement task force designed to harmonize the efforts of the SEC’s divisions and offices, proposed comprehensive rulemakings for ESG disclosure for investment advisers and funds registered under the Investment Company Act and climate-specific disclosure for public issuers, announcing ESG as an examination priority, addressing stockholder rights and creating accountability in statements and conduct, and proposed amendments to the “names rule” under the Investment Company Act to reflect the effect of ESG factors on a fund’s investment objectives and performance. The SEC’s Division of Examinations issued a risk alert in 2021 highlighting ESG deficiencies, internal control weaknesses and effective practices identified during recent examinations of investment advisers, registered investment companies and private funds. In February 2023, the SEC’s Division of Examinations reaffirmed that examinations will continue to focus on ESG-related advisory services and investment products. The increased regulatory and compliance burdens that we expect would result from the implementation of any of these initiatives could be costly.
On March 21, 2022, the SEC released proposed rule changes on climate-related disclosure, among other items. The proposed rule changes would require registrants, including public issuers such as us, to include certain climate-related disclosures in registration statements and periodic reports. These proposed disclosures include information about climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition, and include a new note to their audited financial statements that provides certain climate-related metrics and impacts on a line-item basis. The required information about climate-related risks also would include disclosure of a registrant’s greenhouse gas emissions (including Scope 3 emissions), information about climate-related targets and goals, and transition plan, if any, and would require extensive attestation requirements. If adopted as proposed, the rule changes are expected to result in additional compliance and reporting costs.
Privacy, Data Protection and Cybersecurity
We are subject to U.S. laws and regulations that require financial institutions and other businesses to protect the security, confidentiality, availability and integrity of personal, customer and other sensitive non-public information and the information systems used to process this information and conduct important business operations. These laws and regulations impose a broad range of obligations including processing, disclosing and transferring personal information in compliance with certain restrictions; providing notice to data subjects regarding our personal information processing practices, including our policies relating to the collection, disclosure, use, retention, disposal and other handling of personal and other sensitive non-public information; and maintaining a comprehensive security program designed to maintain the security, confidentiality, availability and integrity of that information and of our information systems. Some of these laws and regulations require us to notify affected individuals and regulators of certain events involving the unauthorized access to, use of or loss of, personal information and information systems. U.S. federal and state legislatures and self-regulatory bodies are expected to continue to consider additional laws, regulations and guidelines relating to privacy and other aspects of customer information and to the ongoing security, confidentiality, availability and integrity of non-public information and information systems.

Corebridge | 2022 Form 10-K 58

ITEM 1 | Business
On March 1, 2017, the NYDFS’s Part 500 Cybersecurity Regulation (“NYDFS Cybersecurity Regulation”) became effective and requires covered financial services institutions (“covered entities”) to implement a cybersecurity program designed to protect the confidentiality, integrity and availability of the covered entity’s information systems and the non-public information stored on those information systems. The NYDFS Cybersecurity Regulation imposes specific technical safeguards as well as governance, risk assessment, monitoring and testing, third-party service provider oversight, incident response and reporting and other requirements. We annually file certifications of compliance as required under the NYDFS Cybersecurity Regulation. Further, on July 29, and November 9, 2022, the NYDFS released draft and official proposed amendments to the NYDFS Cybersecurity Regulation, which include additional obligations for large covered entities, enhanced governance requirements, updates to risk assessment and independent audit requirements, new technology requirements, new asset inventory and business continuity and disaster recovery related requirements, several new notification obligations and clarifying changes regarding enforcement. Requirements under the NYDFS’ Cybersecurity Regulation are similar in many, but not all, respects to those under the NAIC Model Law. The NAIC Model Law requires insurers, insurance producers and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, oversee the data security practices of third-party service providers and other related requirements.
In January 2020, the California Consumer Privacy Act of 2018 (“CCPA”) came into effect and was subsequently amended by the California Privacy Rights Act (“CPRA”), a ballot initiative passed in 2020. The CCPA imposes a number of requirements on businesses that collect the personal information of California consumers, including requirements that provide individuals with certain rights to their personal information and make mandatory disclosures regarding how the businesses use and disclose consumers’ personal information, and establishes a private right of action in some cases if consumers’ personal information is subject to a data breach as a result of the business’s violation of the duty to implement and maintain reasonable security practices. The CPRA took effect on January 1, 2023 and expands upon the CCPA’s requirements imposed on businesses that collect California consumers’ personal information, including additional rights for consumers. It also created the California Privacy Protection Agency which is charged with adopting regulations in furtherance of the CCPA and enforcing both the CCPA and the CPRA. Similar legislation has been proposed and in some cases adopted in other states and will become effective in 2023 (e.g. Virginia, Colorado, Connecticut, and Utah), and additional privacy and cybersecurity laws are expected to be enacted by the states or the federal government in the near future.
In February and March 2022, the SEC released several proposed rules enhancing disclosure requirements for registered companies and investment advisers and funds, respectively, covering cybersecurity risk and management, and incident reporting. If enacted, the proposed rules would, among other things, require registered companies to disclose any material cybersecurity incident on its Form 8-K within four business days of determining that the incident it has experienced is material. They would also require periodic disclosures of, among other things, (i) details on the company’s cybersecurity policies and procedures, (ii) cybersecurity governance and oversight policies, including the board of directors’ oversight of cybersecurity risks and (iii) details of any cybersecurity incident that was previously disclosed on Form 8-K, as well as any undisclosed incidents that were non-material, but have become material in the aggregate. If enacted, the proposed rules would also require that investment advisers implement certain cybersecurity policies and procedures such as risk assessments, report significant cybersecurity incidents to the SEC within 48 hours and include cybersecurity-related disclosures in their Form ADV Part 2A.
The SEC continues to focus on cybersecurity in the asset management industry and has published periodic guidance on the topic, recommending periodic assessments of information, how it is stored and how vulnerable it is, as well as strategies to prevent, detect and respond to cyber threats, including as it relates to risks faced by the advisers’ third-party service providers.
The above-mentioned changes in the privacy and cybersecurity landscape in the United States may require additional compliance investment and additional changes to policies, procedures and operations.
INTERNATIONAL REGULATION
Insurance and Financial Services Regulation
A portion of our business is conducted in foreign countries. Generally, our subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements; licenses issued by foreign authorities to our subsidiaries are subject to modification or revocation by such authorities, and therefore these subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. For our international operations, a decline in capital and surplus over capital requirements would limit the ability of our insurance subsidiaries to make dividend payments or distributions. Additionally, regulators in the countries in which such subsidiaries operate may deem it necessary to impose restrictions on dividend distributions in the event of a significant financial market or insurance event which creates uncertainty over our future capital and solvency position.
Our UK insurance subsidiary, AIG Life (United Kingdom), is subject to dual regulation by the UK Prudential Regulation Authority (the “PRA”) and the UK Financial Conduct Authority (the “FCA”). The PRA oversees the financial health and stability of insurance companies and is responsible for the prudential regulation and day-to-day supervision of insurance companies. The PRA oversees

Corebridge | 2022 Form 10-K 59

ITEM 1 | Business
statutory requirements for UK insurers, including capital adequacy and liquidity requirements and minimum solvency margins, to which AIG Life (United Kingdom) must adhere.
In 2016, the prudential regulation of insurance and reinsurance companies across Europe, including AIG Life (United Kingdom), became subject to the Solvency II Directive 2009/138/EC, as implemented in the United Kingdom, and associated regulations (together, “Solvency II”). This new regime effected a full revision of the insurance industry’s solvency framework and prudential regime, in particular imposing minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. Both the UK and the European Union (the “EU”) are in the process of reviewing and suggesting amendments to Solvency II, which may impact each of the areas listed in the previous sentence. The timeframe within which any such proposed reforms will be implemented into UK law and regulation is currently unclear and will depend upon the nature and extent of the proposed changes to the domestic regime, as well as the UK insurance industry’s responses to them. For information on the status of the Solvency II framework following the UK’s withdrawal from the EU, see “—Brexit.” The FCA seeks to protect consumers and oversees financial services products and practices, including those governing insurance companies in the UK. With respect to governance, AIG Life (United Kingdom) is subject to the UK’s Senior Managers and Certification Regime (“SMCR”), legislation aimed to reduce harm to consumers and strengthen market integrity by making senior individuals more accountable for their conduct and competence. In March 2022, PRA and FCA rules around operational resilience came into force requiring firms to strengthen their operational resilience by identifying important business services and setting tolerance levels for operational disruption. At the same time, detailed rules on how firms should be managing their outsourcing and third party relationships came into force. Connected to this, the UK regulators are opening a debate on critical third parties (“CTP”) and managing the risks these firms pose in the financial services arena. In the EU, the EU Digital Operational Resilience Act (“DORA”) will require covered entities, including insurance intermediaries, reinsurance intermediaries and ancillary insurance intermediaries, other than micro-, small, or medium enterprises, to comply with a wide range of organizational and technical requirements to identify, manage and mitigate operational risk arising from use of network and information systems and, in particular, the use of third party ICT service providers. Covered entities will be required to comply with DORA by January 2025.
The Bermuda Monetary Authority (the “BMA”) regulates our insurance subsidiary in Bermuda, AIGB. The Insurance Act 1978 (the “Bermuda Insurance Act”), its related regulations and other applicable Bermuda law, impose a variety of requirements and restrictions including the filing of annual and quarterly statutory financial returns; compliance with minimum enhanced capital requirements; compliance with the BMA’s recently revised Insurance Code of Conduct; provisional restrictions on the payment of dividends and distributions; and restrictions on certain changes in control of regulated (re)insurers. The term “insurer” includes “reinsurer” in the Bermuda Insurance Act.
AIGB, which is currently licensed to carry on long-term business, is registered as a Class E insurer which is the license class for long-term insurers with total assets of more than $500 million. AIGB is not currently licensed to carry on general business and has not sought authorization as a general business insurer or approval as an accredited, certified or reciprocal jurisdiction reinsurer in any state or jurisdiction of the United States or any other country.
Pursuant to the terms of the Bermuda Insurance Act, as a Class E insurer, AIGB will not be permitted to engage in non-insurance business unless that non-insurance business is ancillary to its core business. Non-insurance business means any business other than insurance business and includes carrying on investment business, underwriting debt or securities or otherwise engaging in investment banking and carrying on the business of management, sales or leasing of real property.
A Class E insurer must refrain from declaring or paying any dividends during any financial year if it would cause the company to fail to meet its minimum margin of solvency (“MMS”) or enhanced capital requirement. Furthermore, a long‐term insurer may not declare or pay a dividend to any person other than a policyholder unless the value of the assets of its long‐term business fund (as certified by the company’s approved actuary) exceeds the value of the liabilities of its long‐term business and the amount of any such dividend shall not exceed the aggregate of that excess and any other funds properly available for the payment of dividends arising out of the company’s non- long‐term business .In addition to the foregoing restrictions under the Bermuda Insurance Act, a long-term insurer remains subject to the provisions of the Bermuda Companies Act 1981, which also has restrictions on when such an insurer is able to pay dividends and distributions.
Derivatives
Regulation of, and restrictions on, derivatives markets and transactions were adopted outside the United States in conjunction with similar regulation promulgated by U.S. regulators.(For U.S. derivatives discussion, see “U.S. Regulation—Dodd Frank” for further information). For instance, the EU and UK established a set of regulatory requirements for EU and UK derivatives activities and EU- and UK-regulated entities under the European Market Infrastructure Regulation (“EMIR”) and English law, respectively. These requirements include, among other things, various risk mitigation, risk management, margin posting, regulatory reporting and, for certain categories of derivatives, clearing requirements, that are broadly similar to, but also deviate in certain respects from U.S. regulations of these activities.

Corebridge | 2022 Form 10-K 60

ITEM 1 | Business
Markets in Financial Instruments Directive (MiFID) II
The Markets in Financial Instruments Directive (“MiFID II”) and Markets in Financial Instruments Regulation took effect in Europe on January 3, 2018. MiFID II and the related regulations are intended to create transparency in market trading by, for example, imposing trade and transaction reporting and other requirements. AIG Asset Management (Europe) Limited has implemented and continues to implement new policies, procedures and reporting protocols required to ensure compliance with this legislation and its related rules.
EMIR, which governs derivatives, and MiFID II were adopted by the UK government as part of the Brexit legislative “onshoring” process. The MiFID requirements were implemented in the UK before the UK’s exit from the EU and then amended to reflect the UK’s exit from the EU. MiFIR and EMIR were “onshored” to become part of English law. The UK government has announced intended reforms to the MiFID rules governing trading venues and equity markets in the UK onshored versions of MiFID II and MiFIR in the Wholesale Markets Review and minor changes to EMIR. However, substantive obligations on AIG Asset Management (Europe) Limited arising from EMIR and MIFID II are unlikely to change in the UK context in the near future.
Securities, Investment Adviser, Broker-Dealer and Investment Company Regulation
We operate investment-related businesses in, among other jurisdictions, the UK and Ireland. These businesses may advise on and market investment management products and services, investment funds and separately managed accounts. The regulatory authorities for these businesses include securities, investment advisory, financial conduct and other regulators that typically oversee such issues as: (1) company licensing; (2) the approval of individuals with positions of responsibility; (3) conduct of business to customers, including sales practices; (4) solvency and capital adequacy; (5) fund product approvals and related disclosures; and (6) securities, commodities and related laws, among other items. For example, our regulated asset manager in the UK is subject to the SMCR regime described above. We also participate in investment-related joint ventures in jurisdictions outside the United States, primarily in Europe and Asia. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.
FSB and IAIS
The Financial Stability Board (the “FSB”) consists of representatives of national financial authorities of the G20 countries. The FSB is not a regulator but is focused primarily on promoting international financial stability.
The IAIS represents insurance regulators and supervisors of more than 200 jurisdictions (including regions and states) in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS is not a regulator, but one of its activities is to develop insurance regulatory standards for use by local authorities across the globe. The IAIS has adopted ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (“IAIGs”). ComFrame sets out qualitative and quantitative standards for group supervision, governance and internal controls, enterprise risk management, and recovery and resolution planning. As part of ComFrame, the IAIS is developing a risk-based global insurance capital standard (“ICS”) applicable to IAIGs, with the purpose of creating a common language for supervisory discussions of group solvency of IAIGs. Although AIG has been designated as an IAIG, we are not to date separately designated as an IAIG.
The IAIS has adopted a holistic framework (the “Holistic Framework”) for the assessment and mitigation of systemic risk in the insurance sector. The Holistic Framework recognizes that systemic risk can emanate from specific activities and exposures arising from either sector-wide trends or concentrations in individual insurers.
In light of the IAIS adoption of the Holistic Framework, the FSB decided in December 2022 to discontinue the annual identification of Global Systematically Important Insurers in favor of instead applying the Holistic Framework to inform the FSB’s consideration of systemic risk in insurance.
The standards issued by the FSB and/or the IAIS are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt laws and regulations implementing such standards. At this time, as these standards have been adopted only recently and in some cases remain under development, it is not known how the IAIS’ frameworks and/or standards might be implemented in the United States and other jurisdictions around the world or how they might ultimately apply to us.
Brexit
On June 23, 2016, the UK held a referendum in which a majority voted for the UK to withdraw its membership from the EU, known as Brexit. The UK left the EU on January 31, 2020. On December 24, 2020, a trade and cooperation agreement was reached between the UK and the EU which covered areas like economic and security co-operation, tariff-free trade in goods, social security coordination, law enforcement and judicial cooperation in criminal matters, among others, but was largely silent on financial services. Solvency II had been incorporated into UK law prior to January 2020. As of the date of this report, the only changes made were to reflect that the UK is no longer a member of the EU, and, as such, the provisions of the Solvency II framework continue to apply in the UK. Accordingly, there is currently no change to capital adequacy, risk management and regulatory reporting requirements for UK authorized insurers and reinsurers. However, it is likely that the UK’s domestic prudential regime may begin to diverge from Solvency

Corebridge | 2022 Form 10-K 61

ITEM 1 | Business
II as implemented in the EU directive over time. There are ongoing legislative proposals to reform the UK financial services regulatory regime (including particularly the implementation of Solvency II in the UK) and revoke and replace retained EU law in the Financial Services and Market Bill 2022-23.
Climate Change
There were a number of climate-related policy developments throughout 2022, mostly focused on the UK (which we expect will impact our UK operations) and European markets.
The UK FCA applies climate change reporting requirements to larger UK asset managers and UK life insurers that issue insurance-based investment products, which requires those firms to obtain a considerable amount of climate change-related data in relation to their underlying investments. In October 2021, the UK government published its “Greening Finance: A Roadmap to Sustainable Investing”, in which it signaled its support for the International Sustainability Standards Board’s (ISSB) development of sustainability reporting standards and its “roadmap” to apply mandatory disclosure requirements in Annual Reports incorporating the UK Green Taxonomy and ISSB issued standards for the “most economically significant companies.” Further consultation followed from the FCA in October 2022 with regard to Sustainability Disclosure Requirements (“SDR”) and investment labels to discuss concerns that firms could be making “exaggerated, misleading or unsubstantiated sustainability-related claims about their products; claims that do not stand up to closer scrutiny.”
In October 2022, Sam Woods, Chief Executive Officer of the PRA, published a “Dear CEO” letter reflecting on how firms should continue to embed the requirements of the PRA’s climate-related regulation. These regulations include: April 2019’s Supervisory Statement on expectations for firms’ management of climate-related financial risks; Sam Woods’ June 2020 letter stating that by the end of 2021 firms should have embedded fully their approaches to managing climate risks; and the PRA’s October 2021 Climate Change Adaptation Report in which the PRA set out that they would start actively supervising firms against supervisory expectations from 2022 onwards.
The EU Sustainable Finance Disclosure Regulation applied from March 2021 and introduced a common sustainability disclosure regime for EU insurers that provides insurance-based investment products and EU asset managers, in particular for products that promote environmental or social characteristics or invest in sustainable investments.
Changes to MiFID II applicable beginning August 2, 2022, introduced provisions on integrating sustainability factors, risks and preferences into certain organizational requirements and operating conditions for EU MiFID investment firms, including in respect of suitability assessments when products are sold to investors.
On August 11, 2022, the BMA published its “Consultation Paper - Guidance Note: Management of Climate Risk for Commercial Insurers”, which provides details on the BMA’s expectations regarding climate risk in the context of environmental, social and governance risk aspects, and its consideration in governance and risk management requirements, which are part of the revised Insurance Code of Conduct.
Privacy, Data Protection and Cybersecurity
Our UK insurance subsidiary, AIG Life (United Kingdom), is subject to data protection legislation, including the UK General Data Protection Regulation (“UK GDPR”) (i.e., Regulation (EU) 2016/679 (the “EU GDPR”) as it forms part of retained EU law (as defined in the European Union (Withdrawal) Act 2018) and the UK Data Protection Act of 2018. The UK GDPR imposes a range of compliance obligations in relation to the processing of personal information, including the rights of data subjects to, in certain circumstances, request access, correction and deletion of their personal information and not to be subject to a decision based solely on automated processing, robust internal accountability controls and short timelines for data breach notifications.
Sanctions for non-compliance with the UK GDPR include fines of up to the higher of £17.5 million or 4% of global worldwide turnover for the most serious infringements. In March 2022, the UK introduced the International Data Transfer Agreement (“IDTA”) and International Data Transfer Addendum (“Addendum”) for the cross-border transfer of personal data. All contracts signed on or after September 22, 2022, must use the new IDTA or Addendum in place of the previously used Standard Contractual Clauses (“SCCs”) for cross-border data transfers. All contracts entered into prior to September 22, 2022, incorporating the previously used SCCs must be updated to include the IDTA or Addendum by March 22, 2024, onwards. While data protection law in the UK remains closely aligned with that in the EU, it is possible that they diverge in the future. Proposals for general reform of the current data protection regime are under consideration by the UK government. At present, there is no timescale for any changes to be made. For additional information on the UK’s withdrawal from the EU, see “—Brexit.”
In Ireland, Laya Healthcare Limited is subject to data protection legislation, including the EU GDPR. The EU GDPR imposes a range of compliance obligations in relation to the processing of personal information, including the rights of data subjects to, in certain circumstances, request access, correction and deletion of their personal information and not to be subject to a decision based solely on automated processing, robust internal accountability controls, and shorten timelines for data breach notifications. Sanctions for non-compliance include fines of up to the higher of €20 million or 4% of global worldwide turnover for the most serious infringements. The Data Protection Commissioner in Ireland is an active regulator issuing a number of fines across industries including extensive

Corebridge | 2022 Form 10-K 62

ITEM 1 | Business
fines against companies for data protection violations. The European Commission issued new EU SCCs for international data transfers to address the requirements arising out of the decision of the Court of Justice of the European Union in Data Prot. Comm’r, v. Facebook Ireland Ltd. and align with the corresponding guidance from the European Data Protection Board (“EDPB”). All existing SCCs entered into prior to September 27, 2021, were required to be replaced with the new EU SCCs by December 27, 2022. All new agreements executed on or after September 26, 2021 have had to use the new EU SCCs where relevant. The EDPB has issued additional guidance, further clarifying what constitutes international data transfers, and such international data transfers have been subject to increasing scrutiny by data protection supervisory authorities in the EU.
The European Economic Area countries (“EEA”) and the UK have also taken steps to regulate the use of personal data, including external data, and algorithms used for the purpose of AI and automated decision-making. In April 2021, the European Commission published its proposal for a Regulation on a European approach for Artificial Intelligence, known as the Artificial Intelligence Act, which recommends a risk-based approach to restricting, regulating and permitting different AI systems. On December 6, 2022, the Council of the EU approved a compromise draft of the AI Act which will now be voted on by the European Parliament before moving forward for discussions between the EU Member States, the European Parliament and the European Commission. At present, it is anticipated that the AI Act may be adopted by the end of 2023. European countries and supranational political organizations like the EU and the Council of Europe are expected to take an active role in regulating AI in ways that may impact the insurance industry in the future.
The BMA introduced the Insurance Sector Operational Cyber Risk Management Code of Conduct (the “Cyber Code of Conduct”) which became effective on January 1, 2021, and full compliance has been required since December 31, 2021. The Cyber Code of Conduct requires that registrants, such as AIG Life of Bermuda, Ltd. (“AIGB”) , (i) comply with certain new requirements including being able to evidence that there is adequate board visibility and governance of cyber risk, (ii) maintain an operational cyber risk management program, and (iii) establish an asset inventory detailing all information assets.

Available Information
Our corporate website is www.corebridgefinancial.com. We make available free of charge, through the Investor Relations section of our corporate website, the following reports (and related amendments as filed with the SEC) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC:
•Annual Reports on Form 10-K
•Quarterly Reports on Form 10-Q
•Current Reports on Form 8-K
•Proxy Statements on Schedule 14A, as well as other filings with the SEC
Also available on our corporate website:
•Audit Committee Charter
•Corporate Governance Guidelines
•Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics (we will post on our website any amendment or waiver to this Code within the time period required by the SEC)
•Employee Code of Conduct
Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference.

Corebridge | 2022 Form 10-K 63

ITEM 1 | Business

Information About Our Executive Officers
The following table sets forth certain information concerning our executive officers. The respective age of each individual in the table below is as of December 31, 2022.

Name	Age	Position
Kevin Hogan	60	Director, President and Chief Executive Officer
Elias Habayeb	50	Executive Vice President and Chief Financial Officer
Todd Solash	47	Executive Vice President and President of Individual Retirement and Life Insurance
Katherine Anderson	59	Executive Vice President and Chief Risk Officer
David Ditillo	47	Executive Vice President and Chief Information Officer
Terri Fiedler	59	Executive Vice President and President of Retirement Services
Lisa Longino	56	Executive Vice President and Chief Investment Officer
Amber Miller	51	Executive Vice President and Chief Auditor
Christine Nixon	58	Executive Vice President and General Counsel
Jonathan Novak	51	Executive Vice President and President of Institutional Markets
Elizabeth Palmer	59	Executive Vice President and Chief Marketing Officer
Alan Smith	55	Executive Vice President and Chief Human Resources Officer
Mia Tarpey	49	Executive Vice President and Chief Operating Officer
Kevin Hogan has served as a director of Corebridge since June 2021. Mr. Hogan also has served as President and Chief Executive Officer of Corebridge since December 2014. Mr. Hogan serves on the board of the American Council of Life Insurers. He was also a founding board member of Alliance for Lifetime Income, where he currently serves as a director. Mr. Hogan started his career in 1984 at AIG in New York and subsequently held management positions in AIG Property Casualty in Chicago, Tokyo, Hong Kong, Singapore and China and AIG Life & Retirement in China, Taiwan and New York. From 2009 until rejoining AIG in 2013, he was Chief Executive Officer, Global Life for the Zurich Insurance Group, Ltd. Prior to his current role, he served as Chief Executive Officer of AIG’s Consumer organization and senior officer for Japan.
Mr. Hogan brings to the Board his expertise and key leadership skills developed through extensive experience in the financial services industry, with a strong background across insurance, and perspective as Chief Executive Officer of Corebridge.
Elias Habayeb has served as Executive Vice President of Corebridge since October 2021 and Chief Financial Officer of Corebridge since November 2021. Prior to his current role, Mr. Habayeb served in a number of senior financial roles for AIG, most recently as Chief Financial Officer for General Insurance where he oversaw all finance activities supporting the General Insurance business. He also served as AIG’s Deputy Chief Financial Officer and AIG’s Chief Accounting Officer. His previous roles included Chief Financial Officer of International Lease Finance Corporation, a wholly owned subsidiary of AIG, where he led efforts for its ultimate sale in 2014. Prior to AIG, Mr. Habayeb was a partner at Deloitte & Touche LLP and has more than 25 years of financial services experience in banking and insurance.
Todd Solash has served as President of Individual Retirement and Life Insurance and Executive Vice President of Corebridge since February 2022. Mr. Solash joined AIG in 2017 as President of Individual Retirement. Prior to joining AIG, Mr. Solash served as Senior Executive Director, Head of Individual Annuity at AXA Equitable Life Insurance Company from 2010 to 2017. Mr. Solash serves on the Board of LL Global, the parent company of LIMRA and Life Office Management Association.
Katherine Anderson has served as Chief Risk Officer of Corebridge since 2016 and Executive Vice President since February 2022. Ms. Anderson joined AIG in August 2014 as Chief Risk Officer and Vice President of its consumer businesses. Previously, Ms. Anderson served for 13 years in various roles at ING, including Chief Insurance Risk officer of the Asia-Pacific region, Chief Financial Officer and Chief Actuary of the Latin America region, and Vice President of the U.S.-domiciled reinsurance organization. Ms. Anderson is a Fellow of the Society of Actuaries.
David Ditillo has served as Chief Information Officer of Corebridge since 2020 and Executive Vice President since February 2022. Prior to joining AIG, Mr. Ditillo served in various technology executive management roles at MetLife, Inc., including Senior Vice President and Chief Information Officer for its U.S. business and Senior Vice President of U.S. Application Development.
Terri Fiedler has served as President, Retirement Services since October 2022. Previously, she was President of AIG Financial Distributors since May 2019. Ms. Fiedler served as Executive Vice President, Strategic Accounts for AIG Financial Distributors, responsible for working closely with the organization’s business teams to fully meet the product and services needs of AIG Life & Retirement’s largest clients from May 2012 through April 2019. Prior to joining AIG, Ms. Fiedler was the Senior Director of National Account Management at Invesco U.S. from September 2007 to May 2012 and, prior to that, spent 12 years at AIM Distributors. She

Corebridge | 2022 Form 10-K 64

ITEM 1 | Business
currently serves as a director of Archer Holdco, LLC. and Chair of the Insured Retirement Institute and a Board Director for the Foundation for Financial Planning.
Lisa Longino has served as Chief Investment Officer of Corebridge Financial since February 2023. Prior to joining Corebridge, Ms. Longino was Head of Global Investment Strategy for Prudential Financial. Previously, she held several investment roles over more than 20 years at MetLife, including Head of Insurance Asset Management, Head of Portfolio Management and Head of Investment Grade Trading. Ms. Longino has been investing for insurance companies for over three decades with a focus on fixed income portfolios matched to insurance liabilities.
Amber Miller has served as Chief Auditor of Corebridge since July 2018 and Executive Vice President since February 2022. Ms. Miller joined AIG in September 2008, serving in various roles in internal audit covering various AIG products and functions. Prior to joining AIG, Ms. Miller served in various audit management roles at JPMorgan Chase for 15 years in the United States and the UK. Ms. Miller is a certified internal auditor.
Christine Nixon has served as General Counsel of Corebridge since 2010 and Executive Vice President since February 2022. Ms. Nixon has also served as Senior Vice President and Deputy General Counsel of AIG since 2010. Ms. Nixon joined AIG in 1999, when AIG acquired SunAmerica Inc., having been appointed to Vice President and Co-General Counsel in 2000 and Deputy Chief Legal Counsel and Secretary in 2001 for SunAmerica Inc., and General Counsel of AIG Retirement Services in 2006. Prior to joining AIG, Ms. Nixon served as Associate Counsel at SunAmerica Inc. Prior to joining SunAmerica Inc., Ms. Nixon was an associate at Sheppard, Mullin, Richter & Hampton LLP.
Jonathan Novak has served as President of Institutional Markets since April 2012 and Executive Vice President since February 2022. Mr. Novak also serves as Head of Life & Retirement Strategy, Corporate Development and Reinsurance of AIG. Mr. Novak joined AIG in April 2012. Prior to joining AIG, Mr. Novak served as Managing Director in the Financial Institutions Risk Management business at Goldman Sachs for 12 years. Prior to that, Mr. Novak served as an Associate in the Reinsurance Underwriting division at Berkshire Hathaway for four years. Mr. Novak holds the Chartered Financial Analyst professional designation.
Elizabeth Palmer has served as the Chief Marketing Officer of Corebridge since March 2019 and Executive Vice President since February 2022. Prior to joining Corebridge, Ms. Palmer served as the Senior Vice President and Chief Communications Officer of the Teachers Insurance and Annuity Association from 2010 to 2019. Ms. Palmer serves on the board of the National Council on Aging and as the Treasurer for Alliance for Lifetime Income.
Alan Smith has served as the Head of Human Resources of Corebridge since October 2020 and Executive Vice President since February 2022. Prior to joining AIG, Mr. Smith was the Chief Human Resources Officer & Interim Chief Administration Officer for Whittle Management, a private equity-backed global for profit K-12 educational company, from December 2017 to September 2020. Prior to that, Mr. Smith held senior human resources leadership roles with TE Connectivity from 2008 to 2017, including his role as Vice President of Human Resources for the Communications Solutions Segment, while based in Shanghai, China, from 2013 to 2017. Mr. Smith serves on the board of Cornerstone Family Programs. Mr. Smith is also an elected member of the Morris School District Board of Education.
Mia Tarpey has served as Executive Vice President and Chief Operating Officer since August 2022. Ms. Tarpey joined AIG in June 2021 as Head of the Separation Management Office. Prior to joining AIG, Ms. Tarpey served in various roles at Equitable Financial Life Insurance Company from 2015 to 2021, most recently as Managing Director and Head of Operations and Strategy for Individual Retirement. Previously, she served as Chief Administrative Officer of Chase Wealth Management, a division of JP Morgan Chase & Co. and held various roles at E*TRADE Financial Corporation in corporate development, innovation and risk management. Ms. Tarpey also worked for CIBC World Markets Corp. in its investment banking and venture capital investing business.

Corebridge | 2022 Form 10-K 65

ITEM 1A | Risk Factors
Item 1A. | Risk Factors

Risk Factors Summary
Our business is subject to a number of risks, including risks that could prevent us from achieving our business objectives or financial goals or that otherwise could adversely affect our business, results of operations, financial condition and liquidity, that you should carefully consider. These risks are discussed more fully in “Risk Factors.” These risks include the following:
•changes in interest rates and changes to credit spreads,
•the deterioration of economic conditions, the likelihood of a recession, changes in market conditions, weakening in capital markets, volatility in equity markets and the rise of inflation or geopolitical tensions, including the continued armed conflict between Ukraine and Russia;
•uncertainty related to the impact of COVID-19;
•the unpredictability of the amount and timing of insurance liability claims;
•unavailable, uneconomical or inadequate reinsurance or recaptures of reinsured liabilities;
•uncertainty and unpredictability related to our reinsurance agreements with Fortitude Re and its performance of its obligations under these agreements;
•our limited ability to access funds from our subsidiaries;
•our potential inability to refinance all or a portion of our indebtedness or to obtain additional financing;
•our inability to generate cash to meet our needs due to the illiquidity of some of our investments;
•the inaccuracy of the methodologies, estimations and assumptions underlying our valuation of investments and derivatives;
•a downgrade in our Insurer Financial Strength (“IFS”) ratings or credit ratings;
•potential adverse impact to liquidity and other risks due to our participation in a securities lending program and a repurchase program;
•exposure to credit risk due to non-performance or defaults by our counterparties or our use of derivative instruments to hedge market risks associated with our liabilities;
•our ability to adequately assess risks and estimate losses related to the pricing of our products;
•the failure of third parties that we rely upon to provide and adequately perform certain business, operations, investment advisory, functional support and administrative services on our behalf;
•our inability to maintain the availability of critical technology systems and the confidentiality of our data;
•the ineffectiveness of our risk management policies and procedures;
•significant legal, governmental or regulatory proceedings;
•the ineffectiveness of our business strategy in accomplishing our objectives;
•the intense competition we face in each of our business lines and the technological changes that may present new and intensified challenges to our business;
•catastrophes, including those associated with climate change and pandemics;
•material changes to, or termination of, our investment advisory arrangements with AIG and Fortitude Re;
•changes in accounting principles and financial reporting requirements;
•our foreign operations, which may expose us to risks that may affect our operations;
•business or asset acquisitions and dispositions that may expose us to certain risks;
•our ability to compete effectively in a heavily regulated industry in light of new domestic or international laws and regulations or new interpretations of current laws and regulations;
•challenges associated with a variety of privacy and information security laws;
•impact on sales of our products and taxation of our operations due to changes in U.S. federal income or other tax laws or the interpretation of tax laws;
•our potential to be deemed an “investment company” under the Investment Company Act;
•differences between actual experience and the estimates used in the preparation of financial statements and modeled results used in various areas of our business;
•the ineffectiveness of our productivity improvement initiatives in yielding our expected expense reductions and improvements in operational and organizational efficiency;

Corebridge | 2022 Form 10-K 66

ITEM 1A | Risk Factors
•recognition of an impairment of our goodwill or the establishment of an additional valuation allowance against our deferred income tax assets as a result of our business lines underperforming or their estimated fair values declining;
•our inability to attract and retain key employees and highly skilled people needed to support our business;
•the impact of risks associated with our arrangements with Blackstone IM including risks related to limitations on our ability to terminate the Blackstone IM arrangements and related to our exclusive arrangements with Blackstone IM in relation to certain asset classes;
•the historical performance of AMG, Blackstone IM, BlackRock or any other external asset manager we retain not being indicative of the future results of our investment portfolio;
•challenges related to management of our investment portfolio due to increased regulation or scrutiny of investment advisers;
•our failure to replicate or replace functions, systems and infrastructure provided by AIG (including through shared service contracts) or our loss of benefits from AIG’s global contracts, and AIG’s failure to perform the services provided for in the Transition Services Agreement;
•the significant influence that AIG has over us and conflicts of interests arising due to such relationship;
•potentially higher U.S. federal income taxes due to our inability to file a single U.S. consolidated federal income tax return for five years following the IPO and our separation from AIG causing an “ownership change” for U.S. federal income tax purposes;
•risks associated with the Tax Matters Agreement with AIG and our potential liability for U.S. income taxes of the entire AIG Consolidated Tax Group for all taxable years or portions thereof in which we (or our subsidiaries) were members of such group;
•certain provisions in our Organizational Documents;
•volatility in or declines in the market price of our common stock; and
•applicable insurance laws, which could make it difficult to effect a change of control of our company.

Risk Factors
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as the other information contained in this report, including our financial statements included elsewhere in this report, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could cause a material adverse effect on our business, results of operations, financial condition and liquidity. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment. In addition, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them could in turn cause the emergence or exacerbate the effect of others. The risk factors described below are not necessarily presented in order of importance. This report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. See “Cautionary Statement Regarding Forward-Looking Information.”
Risks Relating to Market Conditions
We are exposed to interest rate risk.
Global interest rates have been increasing, including in the United States, and in some cases, have risen rapidly after an extended period at or near historic lows.
We are exposed primarily to the following risks arising from fluctuations in interest rates:
•mismatch between the expected duration of our liabilities and our assets;
•impairment to our ability to earn the returns or spreads assumed in the pricing and the reserving for our products;
•changes in certain statutory reserve or capital requirements that are based on formulas or models that consider interest rates or prescribed interest rates, such as cash flow testing reserves;
•changes in the costs of derivatives we use for hedging or increases in the volume of hedging we do as interest rates change;
•loss related to customer withdrawals following a sharp and sustained increase in interest rates;
•loss from reduced fee income, increased guaranteed benefit costs and accelerated deferred policy acquisition costs (‘‘DAC’’) amortization arising from fluctuations in the variable product separate account values associated with fixed income investment options due to increased interest rates or credit spread widening;

Corebridge | 2022 Form 10-K 67

ITEM 1A | Risk Factors
•the reinvestment risk associated with more prepayments on mortgage-backed securities and other fixed income securities in decreasing interest rate environments and fewer prepayments in increasing interest rate environments;
•an increase in policy loans, surrenders and withdrawals as interest rates rise; and
•volatility in our GAAP results of operations driven by interest rate-related components of liabilities and equity market-related components of optional guaranteed benefits and the cost of associated hedges in low interest rate environments.
Changes in interest rates had and could continue to have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that constitute a substantial portion of our investment portfolio. This in turn has and could increase the unrealized loss positions in our portfolio and adversely affect our ability to realize associated deferred tax assets, thereby materially and adversely affecting our business, results of operations, financial condition and liquidity. Furthermore, changes in interest rates and credit spreads have led to decreasing the average account value of our separate accounts and negatively impacting the fee income we earn.
In periods of rapidly increasing interest rates, such as the current interest rate environment, we may not be able to purchase, in a timely manner, the higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate-sensitive products that we offer competitive. Therefore, we may need to accept a lower investment spread and, thus, lower profitability, or face a decline in sales and greater loss of existing contracts and related assets. Policy loans, surrenders and withdrawals also tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. These impacts may continue to result in significant cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which could result in realized investment losses by selling assets in an unrealized loss position.
In addition, sustained low interest rates as experienced in recent years negatively affected and continue to negatively affect the performance of our investments and reduce the level of investment income earned on our investment portfolios, resulting in net investment spread compression. We may experience lower investment income as well as lower sales of new products and policies when a low or declining U.S. interest rate and credit spread environment persists, and/or interest rates turn or, in certain circumstances, remain negative across various global economies. For example, low interest rate environments have negatively affected, and may in the future negatively affect, sales of interest rate sensitive products in our industry and negatively impact the profitability of our existing business as we reinvest cash flows from investments, including cash flows due to calls and prepayments of fixed-rate securities and mortgage loans, at rates below the average yield of our existing portfolios. As a result, we have de-emphasized sales of interest-sensitive products in our Life Insurance segment.
Certain of our annuity and life insurance products pay guaranteed minimum interest crediting rates. We are required to pay these guaranteed minimum rates even if yields on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. Further, we would expect more policyholders to hold policies with comparatively high guaranteed rates longer (resulting in lower than expected surrender rates) in a low interest rate environment. A prolonged low interest rate environment or a prolonged period of widening credit spreads may also subject us to an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for guaranteed living benefits (“GLBs”) and GMDBs, lowering statutory surplus or increasing statutory capital requirements. In addition, it may also increase the perceived value of GLBs to our policyholders, which in turn may lead to a higher rate of benefit utilization and lower than expected surrender rates of those products over time as compared to pricing assumptions. Finally, low interest rates and widening credit spreads may accelerate DAC amortization or reserve increase.
The primary source of our exposure to credit spreads is in the value of our fixed income securities. If credit spreads widen significantly, we could be exposed to higher levels of defaults and impairments. If credit spreads tighten significantly, it could result in reduced net investment income and in turn, reduced profitability associated with new purchases of fixed maturity securities.
Tightening credit spreads would reduce the discount rates used in the principles-based statutory reserve calculation, potentially increasing statutory reserve requirements and, in turn, reducing statutory surplus. Although these effects on bond fund valuation and reserve discount rates run in offsetting directions for either credit spread widening or narrowing, it is possible for one of them to outweigh the other under certain market conditions. Any of these risks could cause a material adverse effect on our business, results of operations, financial condition and liquidity.
Our business is highly dependent on economic and capital market conditions.
Weakness in economic conditions and capital market volatility have in the past led to, and may in the future lead to, among other consequences, a poor operating environment, erosion of consumer and investor confidence, reduced business volumes, deteriorating liquidity of assets, declines in asset valuations, increased levels of credit losses and impairments, and impacts on policyholder behavior that could influence reserve valuations. Further, if our investment managers, including AMG, Blackstone IM and BlackRock, or any other asset managers we engage fail to react appropriately to difficult market or economic conditions, our investment portfolio could incur material losses.
Key ways in which we have in the past been, and could in the future be, negatively affected by economic conditions include:

Corebridge | 2022 Form 10-K 68

ITEM 1A | Risk Factors
•increases in policy withdrawals, lapses, surrenders and cancellations and other impacts from changes in policyholder behavior as compared to that assumed in pricing;
•write-offs of DAC;
•increases in liability for future policy benefits due to loss recognition on certain long-duration insurance and reinsurance contracts;
•increases in costs associated with third-party reinsurance, or decreased ability to obtain reinsurance at acceptable terms; and
•increased likelihood of, or increased magnitude of, asset impairments caused by market fluctuations, deterioration in collateral values, or credit deterioration of borrowers.
Adverse economic conditions may result from a variety of factors, including domestic and global economic and political developments, including rising interest rates, plateauing or decreasing economic growth and business activity, recessions, inflationary or deflationary pressures in developed economies, including the United States, civil unrest, disruptions caused by the COVID-19 pandemic, geopolitical tensions or military action, such as the armed conflict between Ukraine and Russia and corresponding sanctions imposed by the United States and other countries, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains. These and other market, economic, regulatory and political factors, including the impact of any new or prolonged government financial stimulus package, could have a material adverse effect on our business, results of operations, financial condition, capital and liquidity in many ways, including:
•lower levels of consumer demand for and ability to afford our products that decrease revenues and profitability;
•increased credit impairments, downgrades and losses across single or numerous asset classes due to lower collateral values or deteriorating cash flow and profitability by borrowers that could lead to higher defaults on the company’s investment portfolio, especially in geographic, industry or investment sectors where the company has higher concentrations of exposure, such as real estate related borrowings and widening of credit spreads that could reduce investment asset valuations, decrease fee income and increase statutory capital requirements;
•increased market volatility and uncertainty that could decrease liquidity with respect to our assets and increase borrowing costs and limit access to capital markets;
•the reduction of investment income generated by our investment portfolio;
•the reduction in the availability of investments that are attractive from a risk-adjusted perspective;
•increased likelihood of disruptions in one market or asset class spreading to other markets or asset classes;
•the reduction in the availability and effectiveness of hedging instruments;
•increased frequency of life insurance claims;
•increased likelihood of customers choosing to defer paying premiums or stop paying premiums altogether and other impacts to policyholder behavior beyond what was contemplated in our historical pricing of our products;
•increased policy withdrawals, surrenders and cancellations;
•impediments to our ability to execute strategic transactions or fulfill contractual obligations, including those under ceded or assumed reinsurance contracts;
•increased costs associated with third-party reinsurance, or decreased ability to obtain reinsurance on acceptable terms;
•recaptures of liabilities covered by certain reinsurance contracts, including our reinsurance contracts with Fortitude Re;
•increased costs related to our direct and third-party support services, labor and financing, increased credit risk and decreased sales as a result of inflationary pressures; and
•limitations on business activities and increased compliance risks with respect to economic sanctions regulations relating to jurisdictions in which our businesses operate.
Furthermore, market disruptions and uncertainty as to the timing and degree of improvements or deterioration in global economic conditions and the risk of a recession in the United States, or in foreign jurisdictions, may negatively affect our credit ratings or ratings outlook or our ability to generate or access liquidity we may need to operate our business and meet our obligations, including to pay interest on our debt, discharge or refinance our maturing debt obligations and meet the capital needs of our subsidiaries through potential capital contributions. As a holding company, we depend on dividends, distributions and other payments from our subsidiaries for our liquidity needs; these subsidiaries’ ability to pay dividends, make distributions or otherwise generate parent liquidity may be reduced to the extent they are unable to generate sufficient distributable income or in the event regulators suspend or otherwise restrict dividends or other payments from subsidiaries to parent companies.

Corebridge | 2022 Form 10-K 69

ITEM 1A | Risk Factors
We are exposed to risk from equity market declines or volatility.
Equity market declines or market volatility have, and could continue to have a material adverse effect on our investment returns, our business, results of operations, financial condition, capital and liquidity. For example, equity market declines or volatility have and could, among other things, decrease the asset value of our annuity, variable life and advisory and brokerage contracts which, in turn, would reduce the amount of revenue we derive from fees, including mortality and expense fees, charged on those account and asset values. While our variable annuity business is sensitive to interest rate and credit spreads, it is also highly sensitive to equity markets, and a sustained weakness or stagnation in equity markets could decrease our revenues and earnings with respect to those products and therefore our liquidity. At the same time, for annuity contracts that include GLBs, equity market declines increase the amount of our potential financial obligations related to such GLBs.
Equity market declines and market volatility can negatively impact the value of and returns on equity securities we hold for investment, which could in turn reduce the statutory surplus of certain of our insurance subsidiaries.
We hedge certain risks associated with equity market declines and volatility. Equity market declines could increase the cost of executing GLB-related hedges beyond what was anticipated in the pricing of the contracts being hedged. This has resulted in an increase in reserves related to those contracts, net of any proceeds from our hedging strategies. We may not be able to effectively mitigate the equity market volatility of our portfolio. To the extent we employ hedging strategies, we may not be able to fully mitigate equity market volatility with such hedges. We may sometimes choose based on economic considerations and other factors not to hedge and not to fully mitigate equity market volatility risks. Similarly, equity market declines have also impacted GMDBs which have also resulted in a decrease in revenues and increase in the amount of our potential financial obligation related to such GMDBs.
Equity market declines and volatility may also influence policyholder behavior, adversely impacting the levels of surrenders and withdrawals, as well as the amounts withdrawn from our annuity, variable life and advisory and brokerage contracts. Such equity market declines and volatility may also cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees). As a result, our future profitability and liquidity could be negatively impacted, and our benefit obligations could increase, particularly if they were to remain in such options during an equity market increase.
In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings. Market volatility could result in changes to the fair value of our GLB liabilities, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of hedges, including derivatives.
We are exposed to risk from the COVID-19 pandemic.
The impacts of the COVID-19 pandemic are still evolving, and have caused significant societal disruption and had adverse economic impacts on our business, such as volatility in the capital markets, disruptions in the labor market, supply chain disruption, mortality increases as compared to pricing expectations and most recently, an inflationary environment. We cannot estimate the full extent to which the pandemic has caused and may continue to cause certain risks to our business, including those discussed herein.
Our insurance business experienced, and continues to experience, increased claim volumes. Beginning in March 2020 and continuing through 2022, we experienced an increase in mortality claims as compared to our historical pricing assumptions, which may continue until the COVID-19 pandemic subsides in its entirety. In addition, COVID-19 adversely affected our premiums and deposits in some of our product lines. If there are any future “surges” of COVID-19 variants, these impacts may continue.
Within our investment portfolio, there is concentrated exposure to certain segments of the economy, including real estate and real estate-related investments, which exposes us to negative impacts of the COVID-19 pandemic, such as the deferral of mortgage payments, renegotiated commercial mortgage loans, commercial real estate vacancies or outright mortgage defaults, and potential acceleration of macro trends such as work from home and online shopping which may negatively impact certain industries, such as retail which is not web-based.
During the COVID-19 pandemic, we implemented work-from-home business continuity plans for non-essential staff globally. In light of those developments, we have implemented a hybrid model whereby employees work from home as well as our offices. Changes in our workforce dynamics as a result of COVID-19 and government responses to the pandemic, including wage inflation, may increase our costs and the risk of errors due to turnover, remote work and inexperience.
Due to the evolving and disruptive nature of the COVID-19 pandemic, we could experience other potential impacts, including, but not limited to, increased mortality and morbidity expectations from longer term consequences of COVID-19 infections, potential impairment charges to the carrying amounts of goodwill and deferred tax assets. Further, new and potentially unforeseen risks beyond those described above and in other Risk Factors herein may arise as a result of the COVID-19 pandemic and the actions taken by governmental and regulatory authorities to mitigate its impact.

Corebridge | 2022 Form 10-K 70

ITEM 1A | Risk Factors
Risks Relating to Insurance Risk and Related Exposures
The amount and timing of insurance liability claims are difficult to predict.
For our business, establishment and ongoing calculations of reserves for future policy benefits and related reinsurance assets is a complex process, with significant judgmental inputs, assumptions and modeling techniques. We make assumptions regarding mortality, longevity and policyholder behavior at various points, including at the time of issuance and in subsequent reporting periods, among other assumptions. An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder behavior assumptions. The inputs and assumptions used in connection with calculations of reserves for future policy benefits are inherently uncertain. Experience may develop adversely such that additional reserves must be established or the value of embedded derivatives may increase. Adverse experience could arise out of a number of factors, including, but not limited to, a severe short-term event, such as a pandemic or changes to policyholder behavior during stressed economic periods, or due to mis-estimation of long-term assumptions such as mortality, interest rates, credit spreads, equity market levels and volatility and persistency assumptions. Certain variables, such as policyholder behavior, are difficult to estimate and can have a significant impact on future policy benefits and embedded derivatives. We review and update actuarial assumptions at least annually, typically in the third quarter for reserves and embedded derivatives. Additionally, we regularly carry out loss recognition testing for GAAP reporting and cash flow testing for statutory reporting. For a further discussion of our loss reserves, see Note 12 to the audited annual consolidated financial statements.
Reinsurance may not be available or economical and may not be adequate to protect us against losses.
We purchase third-party reinsurance and we use reinsurance as part of our overall risk management strategy. Reinsurers may attempt to increase rates with respect to our existing reinsurance arrangements, and their ability to increase rates depends upon the terms of each reinsurance contract and the market environment when we negotiate reinsurance arrangements for our in-force and new business. An increase in reinsurance rates may affect the profitability of our insurance business. Additionally, such a rate increase may lead to and has resulted in a recapture of the business, which may result in a need for additional reserves and increase our exposure to claims. Reinsurance for new business may be more difficult or costly to obtain in the event of prolonged or severe adverse mortality or morbidity experience. We may, at certain times, be forced to incur additional costs for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In the latter case, we would have to accept an increase in exposure to risk and the increase in volatility of mortality experience on a going-forward basis, reduce the maximum policy size and amount of business written by our subsidiaries going forward or seek alternatives in line with our risk limits or a combination thereof.
The insolvency of one or more of our reinsurance counterparties, or the inability or unwillingness of such reinsurers to make timely payments under the terms of our contracts or payments in an amount equal to our expected reinsurance recoverables, could have a material adverse effect on our business, results of operations, financial condition and liquidity. Additionally, we are exposed to credit risk with respect to our reinsurers to the extent the reinsurance receivable is not secured, or is inadequately secured, by collateral or does not benefit from other credit enhancements. We bear the risk that a reinsurer is, or may be, unable to pay amounts we have recorded as reinsurance receivables for any reason, including that:
•the reinsurance transaction performs differently than we anticipated as compared to the original structure, terms or conditions;
•the terms of the reinsurance contract do not reflect the intent of the parties to the contract or there is a disagreement between the parties as to their intent;
•the terms of the contract are interpreted by a court or arbitration panel differently than expected;
•a change in laws and regulations or accounting principles, or in the interpretation of the laws and regulations or accounting principles, materially impacts a reinsurance transaction; or
•the terms of the contract cannot be legally enforced.
Further, we face the risk of financial responsibility for risks related to assumed reinsurance, including claims made by the ceding company.
Our subsidiaries also utilize intercompany reinsurance arrangements to provide capital benefits to their affiliated cedants. We have also pursued, and may continue to pursue, reinsurance transactions with external parties and permitted practices to manage the capital impact of statutory reserve requirements under applicable reserving rules, including principle-based reserving (“PBR”). The application of actuarial guidelines and PBR involves numerous interpretations. If state insurance departments do not agree with our interpretations or if regulations change with respect to our ability to manage the capital impact of certain statutory reserve requirements, our statutory reserve requirements could increase, or our ability to take reserve credit for reinsurance transactions could be reduced or eliminated. Additionally, if our ratings decline, we could incur higher costs to obtain reinsurance, each of which could adversely affect sales of our products and our financial condition or results of operations.

Corebridge | 2022 Form 10-K 71

ITEM 1A | Risk Factors
We are exposed to risk from our agreements with Fortitude Re.
As of December 31, 2022, $27.8 billion of reserves related to business written by us had been ceded to Fortitude Re under reinsurance transactions. These reserve balances are fully collateralized pursuant to the terms of the reinsurance transactions. Our subsidiaries continue to remain primarily liable to policyholders under the business reinsured with Fortitude Re. As a result, if Fortitude Re is unable to successfully operate, or other issues arise that affect its financial condition or ability to satisfy or perform its obligations to our subsidiaries, we could experience a material adverse effect on our results of operations, financial condition and liquidity to the extent the amount of collateral posted in respect of our reinsurance receivable is inadequate. Further, as is customary in similar reinsurance agreements, upon the occurrence of certain termination and recapture triggers, our subsidiaries may elect or may be required, to recapture the business ceded under such reinsurance agreements, which would result in a substantial increase to our insurance liabilities and statutory capital requirements and may require us to raise capital to recapture such ceded business. These termination and recapture triggers include Fortitude Re becoming insolvent or being placed into liquidation, rehabilitation, conservatorship, supervision, receivership, bankruptcy or similar proceedings, certain regulatory ratios falling below certain thresholds, Fortitude Re’s failure to perform under the reinsurance agreements with us or its entry into certain transactions without receiving our consent. While we currently hold a less than 3% interest in, and are entitled to a seat on the board of Fortitude Re Bermuda, the indirect parent of Fortitude Re, our ability to influence Fortitude Re’s operations is limited.
As the reinsurance transactions between us and Fortitude Re are structured as modified coinsurance (“modco”), the manner in which we account for these reinsurance arrangements has led, and will continue to lead, to volatility in our results of operations. In modco arrangements, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., Corebridge) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as our applicable insurance subsidiaries maintain ownership of these investments, we will maintain the existing accounting for these assets (e.g., the changes in fair value of available for sale securities will be recognized within other comprehensive income (“OCI”)). Under the modco arrangement, our applicable insurance subsidiaries have established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements. As a result of changes in the fair value of the embedded derivative, we experience volatility in our GAAP net income.
We may be required to accelerate the amortization of DAC, and record additional liabilities for future policy benefits.
We incur significant costs in connection with acquiring new and renewing our insurance business. DAC represents deferred costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business. The recovery of these costs is generally dependent upon the future profitability of the related business, but DAC amortization varies based on the type of contract. For long-duration traditional business, DAC is generally amortized in proportion to premium revenue and varies with lapse experience. Actual lapses in excess of expectations have and may result in an acceleration of DAC amortization, and therefore, adversely impact our results of operations.
DAC for investment-oriented products is generally amortized in proportion to actual and estimated gross profits. Estimated gross profits are affected by a number of factors, including levels of current and expected interest rates, net investment income (which is net of investment expenses) and credit spreads, net realized gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience and equity market returns and volatility. If actual and/or future estimated gross profits are less than originally expected, then the amortization of these costs would be accelerated in the period this is determined and would result in a lower-than-expected profitability, potentially impacting our ability to achieve our financial goals. For example, if interest rates rise rapidly and significantly, customers with policies that have interest crediting rates below the current market may seek competing products with higher returns and we may experience an increase in surrenders and withdrawals of life and annuity contracts, and thereby a strain on cash flow. Additionally, this would also result in a decrease in expected future profitability and an acceleration of the amortization of DAC, and therefore lower than expected pre-tax income earned during the then-current period.
We also periodically review products for potential loss recognition events, principally long duration products. This review involves estimating the future profitability of in-force business and requires significant management judgment about assumptions including, but not limited to, mortality, morbidity, persistency, maintenance expenses and investment returns, including net realized gains (losses). If actual experience or revised future expectations result in projected future losses, we may be required to amortize any remaining DAC and record additional liabilities through a charge to policyholder benefit expense in the then-current period, which could negatively affect our business, results of operations, financial condition and liquidity.

Corebridge | 2022 Form 10-K 72

ITEM 1A | Risk Factors
Risks Relating to Our Investment Portfolio, Liquidity, Capital and Credit
Gross unrealized losses on fixed maturity securities may be realized or result in future impairments.
Substantially all of the fixed maturity securities we hold are classified as available-for-sale and, as a result, are reported at fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net earnings. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net earnings when the gain or loss is realized upon the sale of the security, when it is determined that an allowance for credit losses is necessary or when all or a portion of the unrealized loss on a security is recognized. The determination of the amount of the allowance for credit losses varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. There can be no assurance that our management has accurately assessed the level of the allowance recorded sufficiently with respect to the actual realized losses in the future, which is reflected in our financial statements. With respect to unrealized losses, we establish deferred tax assets for the tax benefit we may receive in the event that losses are realized. The realization of significant realized losses could result in an inability to recover the tax benefits and may result in the establishment of valuation allowances against our deferred tax assets. Realized losses or increases in our allowance for credit losses may have a material adverse impact on our results of operations in a particular quarterly or annual period.
The occurrence of an economic downturn, changes in macroeconomic conditions, geopolitical events, acts of corporate malfeasance, widening credit spreads, or other events that adversely affect the issuers or guarantors of securities we own or the underlying collateral of structured securities we own could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities we hold, or similar trends, could worsen the credit quality of issuers or guarantors and cause the valuation of such securities to decline. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase statutory capital requirements. Write-downs or impairments, which are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities would cause a loss of earnings and a decrease in statutory surplus. Realized losses or allowances for credit losses on these securities may have a material adverse effect on our business, results of operations, financial condition and liquidity.
Corebridge Parent’s ability to access funds from our subsidiaries is limited.
Corebridge Parent is a holding company for all of our operations, and it is a legal entity separate from our subsidiaries. It depends on dividends, distributions and other payments from our subsidiaries to fund the return of capital to our shareholders, to pay corporate operating expenses, to make interest and principal payments due on outstanding debt and other obligations, to pay taxes and to make other investments. The majority of our assets are held by our regulated subsidiaries. The inability of Corebridge Parent to receive dividends, distributions or other payments from our subsidiaries could have a material adverse effect on our business, results of operations, financial condition and liquidity, and restrict our ability to meet our obligations or return capital to our stockholders. It could also restrict our flexibility to meet capital and liquidity needs of our subsidiaries, maintain statutory capital requirements of our insurance subsidiaries at target levels in times of stress, comply with rating agency requirements, meet unexpected cash flow obligations, satisfy capital maintenance and guarantee agreements and collateralize debt with respect to certain subsidiaries.
For our subsidiaries, the principal sources of liquidity are premiums and fees, income from our investment portfolio and other income generating assets or activities. The ability of our subsidiaries to pay dividends, distributions or other payments to us in the future will depend on their earnings, tax considerations, covenants contained in any financing or other agreements and applicable regulatory restrictions or actions. In addition, such payments could be limited as a result of claims against our subsidiaries by their creditors, including policyholders, suppliers, vendors and lessors.
Specific to our insurance subsidiaries, the ability to pay dividends, distributions or make other payments to Corebridge Parent depends on their ability to meet applicable regulatory standards and receive regulatory approvals, which are based in part on an insurance subsidiary’s statutory income, capital and surplus and unassigned funds for the prior year. Changes in, or reinterpretations of, these regulatory standards could constrain the ability of our subsidiaries to pay dividends, distributions or make other payments in sufficient amounts and at times necessary to meet our obligations. Further, our subsidiaries have no obligation to pay amounts due on our obligations or to make funds available to us for such payments.
Our subsidiaries have no obligation to pay amounts due on the debt obligations owed by us or to make funds available to us for such payments. In particular, our subsidiaries have no obligation to pay amounts owed by us under our contractual obligations under the Commitment Letter or other agreements we entered into with affiliates of Blackstone, which may result in an increase in our direct liabilities under those contracts.
Our decision to pursue strategic changes or transactions in our business and operations may also subject our subsidiaries’ dividend plans to heightened regulatory scrutiny and could make obtaining regulatory approvals for extraordinary distributions by our subsidiaries, if any are sought, more difficult.

Corebridge | 2022 Form 10-K 73

ITEM 1A | Risk Factors
If our liquidity is insufficient to meet our needs, we may draw on our committed revolving credit facility or seek third-party financing, including through the capital markets, or other sources of liquidity, which may not be available or could be prohibitively expensive. The availability and cost of any additional financing at any given time depends on a variety of factors, including general market conditions, the volume of trading activities, the overall availability of credit, regulatory actions, our credit ratings and our credit capacity. It is also possible that, as a result of such recourse to external financing, customers, lenders or investors could develop a negative perception of our short- or long-term financial prospects. Disruptions, volatility and uncertainty in the financial markets, and downgrades in our financial strength or credit ratings, may limit or prevent our ability to access external capital markets or other financing sources on favorable terms. If we are unable to satisfy the capital or liquidity needs of a subsidiary, the credit rating agencies could downgrade our subsidiary’s financial strength ratings or the subsidiary could become insolvent or, in certain cases, could be seized by its regulator.
We have incurred and may incur additional indebtedness.
We have historically relied upon AIG for financing and for other financial support. We are no longer able to rely on AIG’s earnings, assets or cash flows, and are responsible for servicing our own indebtedness, obtaining and maintaining sufficient working capital and returning capital to our stockholders. In addition, despite our indebtedness levels, we may be able to incur substantially more indebtedness under the terms of our debt agreements. Any such incurrence of additional indebtedness would increase the risks created by our level of indebtedness.
Our ability to make payments on and to refinance our existing or future indebtedness will depend on our ability to generate cash in the future from operations, financing or asset sales.
Overall, our ability to generate cash is subject to business and investment performance, which can be influenced by economic, financial market, competitive, legislative and regulatory factors, client behavior, our IFS ratings, and other factors that are beyond our control. Our ability to generate cash from financing sources can be influenced by our credit and long-term debt ratings. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be subject to increased regulatory supervision, and ultimately, receivership or similar proceedings, and we could be forced to take unfavorable actions, including business and legal entity restructuring, limited new business investment, asset sales or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and react to changes in our industry could be impaired. In the event of default, the lenders who hold our debt could accelerate amounts due, which could potentially trigger a default or an acceleration of the maturity of other debt.
In addition, the level of our indebtedness could put us at a competitive disadvantage compared to our competitors that are less leveraged than us. These competitors could have greater financial flexibility to pursue business strategies and secure financing for their operations. The level of our indebtedness could also impede our ability to withstand downturns in our industry or the economy in general.
On May 12, 2022, we entered into a $2.5 billion committed revolving credit facility and, on February 25, 2022, we entered into two delayed draw term loan facilities with an aggregate commitment of $9.0 billion. We subsequently terminated in full one of the delayed draw term loan facilities in the aggregate principal amount of $6.0 billion and reduced commitments under the other delayed draw term loan facility from $3.0 billion to $2.5 billion. Additionally, in conjunction with the $1.0 billion offering of fixed-to-fixed reset rate junior subordinated notes, the delayed draw term loan facility was further reduced to $1.5 billion. On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the delayed draw term loan facility under our unsecured Three-Year Delayed Draw Term Loan Agreement (the “Three-Year DDTL Facility”).
Our rights to borrow funds under the committed revolving credit and delayed draw term loan facilities are subject to the fulfillment of certain conditions, including compliance with all covenants and the making of certain representations and warranties. Our failure to comply with the covenants in these facilities or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facilities, would restrict our ability to access the facilities when needed, harm our ability to meet our obligations, restrict our ability to raise further debt and, consequently, could have a material adverse effect on our business, results of operations, financial condition and liquidity and restrict our ability to meet our obligations or return capital to our stockholders.
Our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors outside our control.
On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility. For the current interest period, the Three-Year DDTL Facility will end on June 21, 2023, unless prior to that date Corebridge Parent elects to continue the loan, or a portion of it, for an additional interest period. The Three-Year DDTL Facility matures on February 25, 2025. There are no remaining available commitments outstanding under the Three-Year DDTL Facility.

Corebridge | 2022 Form 10-K 74

ITEM 1A | Risk Factors
We may be unable to refinance our indebtedness on terms acceptable to us or at all. Market disruptions, such as those experienced in 2008, 2009 and 2020 and ongoing geopolitical concerns, as well as our indebtedness level, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to meet our short and long-term obligations could be adversely affected, which would have a material adverse effect on our business, financial condition, results of operations, financial condition and liquidity and restrict our ability to meet our obligations or return capital to our stockholders.
We may not be able to generate cash to meet our needs due to the illiquidity of some of our investments.
We have a diversified investment portfolio. However, economic conditions, as well as adverse capital market conditions, including a lack of buyers, the inability of potential buyers to obtain financing on reasonable terms, general market volatility, credit spread changes, interest rate changes, foreign currency exchange rates and/or decline in collateral values have in the past impacted, and may in the future impact, the liquidity and value of our investments.
For example, we have made investments in certain securities that are generally considered less liquid, including certain fixed income and structured securities, privately placed securities, investments in private equity and hedge funds, mortgage loans, finance receivables and real estate. The reported values of our relatively less liquid types of investments do not necessarily reflect the values achievable in a stressed market environment for those investments. If we are forced to sell certain of our more illiquid assets on short notice, we could be unable to sell them for the prices at which we have recorded them or at all, and we could be forced to sell them at significantly lower prices, which could cause a material adverse effect on our business, results of operations, financial condition and liquidity and restrict our ability to meet our obligations or return capital to our stockholders. Additionally, adverse changes in the valuation of real estate and real estate-linked assets, deterioration of capital markets and widening credit spreads have in the past, and may in the future, materially adversely affect the liquidity and the value of our investment portfolios, including our residential and commercial mortgage-related securities portfolios.
Our valuation of investments and derivatives involves the application of methodologies and assumptions to derive estimates which may differ from actual experience.
It has been and may continue to be difficult to value certain of our investments or derivatives which are not actively traded. There also may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the financial environment or market conditions in effect at that time. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. These values may not be realized in a market transaction, may not reflect the value of the asset and may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value and/or an inability to realize that value in a market transaction or other disposition may have a material adverse effect on our business, results of operations, financial condition and liquidity or lead to volatility in our profitability.
The IFS ratings of our insurance companies or our credit ratings could be downgraded.
IFS ratings are an important factor in establishing the competitive position of insurance companies. IFS ratings measure an insurance company’s ability to meet its obligations to contract holders and policyholders.
Credit rating agencies estimate a company’s ability to meet its ongoing financial obligations and high IFS and credit ratings help maintain public confidence in a company’s products, facilitate marketing of products and enhance competitive position. Downgrades of the IFS ratings of our insurance companies, including related to changes in rating agency methodologies, could prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, make it more difficult for them to enter into new reinsurance contracts or obtain it on reasonable terms, or result in increased policy cancellations, lapses and surrenders, termination of, or increased collateral posting obligations under, assumed reinsurance contracts, or return of premiums. A downgrade in our credit ratings could result in a downgrade of the IFS ratings of our insurance or reinsurance subsidiaries.
Similarly, a downgrade of the IFS ratings of our insurance and reinsurance subsidiaries could result in a downgrade in our credit ratings.
In addition, a downgrade of our long-term debt ratings by one or more of the major rating agencies, including related to changes in rating agency methodologies, could increase our financing costs and collateral requirements and limit the availability of financing, making it more difficult to refinance maturing debt obligations such as our delayed draw term loan facility and our revolving credit facility, and support business and investment strategies. A downgrade could also impede our ability to maintain or improve the IFS ratings of our insurance subsidiaries. Additionally, a downgrade in our insurance subsidiaries’ IFS ratings or our credit ratings could cause counterparties to limit or reduce their exposure to us and thus reduce our ability to manage our market risk exposures effectively during times of market stress. Such a downgrade could materially and adversely affect our business, results of operations, financial condition and liquidity.

Corebridge | 2022 Form 10-K 75

ITEM 1A | Risk Factors
A downgrade of the long-term debt ratings of Corebridge or AIGLH below ratings of Baa3 by Moody’s Investor Service Inc. (“Moody's”) or BBB- by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (“S&P”), will require us to collateralize, with eligible collateral, an amount equal to the sum of 100% of the principal amount outstanding under AIGLH’s outstanding $427 million aggregate principal amount of notes and junior subordinated debentures (“AIGLH Notes and Junior Subordinated Debentures”) at any given time, any related accrued and unpaid interest, and 100% of the net present value of scheduled interest payments with respect to such debt and notes. Collateralization of the principal amount outstanding under the AIGLH Notes and Junior Subordinated Debentures could materially and adversely affect our business, results of operations, financial condition and liquidity.
For information on our credit ratings, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Ratings.”
Our participation in a securities lending program or a repurchase program could result in an adverse impact to liquidity and other risks.
We may participate in securities lending programs whereby securities are loaned to third-party borrowers. We generally obtain cash collateral in an amount based upon the estimated fair value of the loaned securities. A return of loaned securities by a borrower requires us to return the cash collateral associated with such loaned securities. In some cases, the fair value of the securities held as collateral could be below the amount of cash collateral we received, and we must return some cash collateral. Additionally, we use the cash collateral we receive in cash management, contingent liquidity and hedging programs. In some cases, if our securities lending arrangements are terminated earlier than their maturity date, we may be required to return cash collateral earlier than anticipated, resulting in less cash available for such purposes. We may also participate in a repurchase and reverse repurchase program for our investment portfolios whereby we sell, or purchase, fixed income securities to or from third-party repurchase counterparties, primarily major brokerage firms and commercial banks, with a concurrent agreement to repurchase or sell substantially similar securities at a predetermined price and future date.
At all times during the term of the repurchase agreements, cash collateral, received and returned on a daily basis, is required to be maintained at a level that is sufficient to allow us to fund substantially all of the cost of purchasing replacement securities. In some cases, the fair value of the securities could be below the agreed repurchase price and we must provide additional cash collateral. Additionally, we invest the cash collateral we receive from the repurchase program in certain long-dated corporate bonds. If we are required to return cash collateral under the repurchase program earlier than expected, we may need to sell those bonds at a price lower than anticipated and may have less cash available. Further, we may be unable to roll over each arrangement under the repurchase program if the relevant counterparty refuses such rollover.
Under both programs, defaults under securities lending and repurchase agreements by third-party repurchase counterparties could result in the applicable counterparty failing to post cash collateral to us or complying with their other obligations under the relevant agreements. Also, market conditions on the maturity date could limit our ability to enter into new agreements. Our inability to enter into new securities lending or repurchase agreements would require us to return the cash collateral proceeds associated with such transactions on the maturity date.
If we are required to return significant amounts of cash collateral and are forced to sell securities to meet the return obligation, we could have difficulty selling securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both.
The repurchase and securities lending programs we manage are subject to technical and fundamental market risks which can broadly impact the finance markets. Under adverse capital market and economic conditions, liquidity could broadly deteriorate, which would further restrict our ability to sell securities and require us to provide additional collateral and sell securities for less than the price at which we recorded them, and third-party repurchase counterparties fail to post cash collateral to us or default on their other obligations, which, in each case, could cause a material adverse effect on our business, results of operations, financial condition and liquidity.
Changes in the method for determining LIBOR and the continuing phase out of LIBOR and uncertainty related to LIBOR replacement rates may affect our business, results of operations, financial condition and liquidity.
We have assets, liabilities and obligations with interest rates tied to the London Interbank Offered Rate (“LIBOR”) for U.S. dollars and other currencies. Starting January 1, 2022, all LIBOR settings either ceased to be provided by any administrator, or are no longer representative for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar (“USD”) LIBOR settings, and we expect the same will occur immediately after June 30, 2023 for the remaining USD LIBOR settings, absent subsequent action by the relevant authorities.

Corebridge | 2022 Form 10-K 76

ITEM 1A | Risk Factors
Significant recommendations as to alternative rates and as to protocols have been advanced by various regulators and market participants, including the Alternative Reference Rates Committee of the United States Federal Reserve (“ARRC”), the International Swaps and Derivatives Association (“ISDA”), and the UK FCA, and legislative action by the U.S. Congress and the State of New York, but there can be no assurance that the various recommendations or legislative action will be effective at preventing or mitigating disruption as a result of the transition. In particular, for U.S. dollar LIBOR, the ARRC has selected the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement benchmark and has formally recommended, in limited cases, a term rate based on SOFR; both ARRC and ISDA have taken significant steps toward implementing various fallback provisions and protocols; and for British pound sterling, relevant authorities have promoted use of Sterling Overnight Index Average (“SONIA”) as a replacement for LIBOR. However, the market transition away from LIBOR to alternative reference rates, including SOFR or SONIA, is complex and could result in disruptions, among other things, due to differences between LIBOR (an unsecured forward-looking term rate) and alternative rates that are based on historical measures of overnight secured rates; due to failure of market participants to fully accept such alternative rates; or due to difficulties in amending legacy LIBOR contracts or implementing processes for determining new alternative rates.
The consequences of LIBOR reform could adversely affect the market for LIBOR-based securities, the payment obligations under our existing LIBOR-based liabilities and our ability to issue funding agreements bearing a floating rate of interest, as well as the value of financial and insurance products tied to LIBOR, our investment portfolio or the substantial amount of derivatives contracts we use to hedge our assets, insurance and other liabilities.
We cannot be certain that measures taken by us to address the transition from LIBOR will effectively mitigate potential risks related to such transition. In addition, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms could materially and adversely affect our business, results of operations, financial condition and liquidity.
Non-performance or defaults by counterparties may expose us to credit risk.
We are exposed to credit risk arising from exposures to various counterparties related to investments, derivatives, premiums receivable and reinsurance recoverables. These counterparties include, but are not limited to, issuers of fixed income and equity securities we hold, borrowers of loans we hold, customers, plan sponsors, trading counterparties, counterparties under swaps and other derivative instruments, reinsurers, clearing agents, exchanges, clearing houses, custodians, brokers and dealers, commercial banks, investment banks, intra-group counterparties with respect to derivatives and other third parties, financial intermediaries and institutions, and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, receivership, financial distress, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. In addition, for exchange-traded derivatives, such as futures, options as well as “cleared” over-the-counter derivatives, we are generally exposed to the credit risk of the relevant central counterparty clearing house and futures commission merchants through which we clear derivatives. For uncleared over-the-counter derivatives, we are also generally exposed to the credit risk of the third-party custodians at which margin collateral that we post, or is posted to us by our counterparties, is held as a result of regulatory requirements. With respect to transactions in which we acquire a security interest in collateral owned by the borrower, our credit risk could be exacerbated when the collateral cannot be realized or if we cannot offset our exposures through derivative transactions, reinsurance and underwriting arrangements, unsecured money market and prime funds and equity investments. Additionally, if the underlying assets supporting the structured securities we invest in are expected to default or actually default on their payment obligations, our securities may incur losses. We also assume pension obligations from plan sponsors, including obligations in respect of current employees of the plan sponsor. If the plan sponsor experiences financial distress that results in bankruptcy or significant terminations or otherwise experiences substantial turnover of employees active under the plan, such employees may be entitled to rights under the pension plan, such as lump-sum payments. To the extent that a plan sponsor experiences a significant turnover event, we may not achieve the targeted return expected at the time the PRT transaction was priced. Further, when we invest on a short-term basis the cash collateral pledged to us by our derivative instruments counterparties in unsecured money markets, prime funds and bank demand deposit accounts, we are exposed to the credit risk of financial institutions where we invest funds received as collateral. Any resulting loss or impairments to the carrying value of these assets or defaults by these counterparties on their obligations to us could have a material adverse effect on our business, results of operations, financial condition and liquidity.
In the event of a credit risk event such as an insolvency of, or the appointment of a receiver to rehabilitate or liquidate, a significant competitor, such appointment may impact consumer confidence in the products and services we offer, which could negatively impact our business.
Our exposure to credit risk may be exacerbated in periods of market or credit stress, as derivative counterparties take a more conservative view of their acceptable credit exposure to us, resulting in reduced capacity to execute derivative-based hedges when we need it most.

Corebridge | 2022 Form 10-K 77

ITEM 1A | Risk Factors
Risks Relating to Business and Operations
Pricing for our products is subject to our ability to adequately assess risks and estimate losses.
We seek to price our products such that premiums, policy fees, other policy charges and future net investment income earned on assets will result in an acceptable profit in excess of expected claims driven by policyholder mortality and behavior (such as exercising options and guarantees in the policy or allowing their policy to lapse), assumed expenses, taxes and the cost of capital.
Our business is dependent on our ability to price our products effectively and charge appropriate fees and other policy charges. Pricing adequacy depends on a number of factors and assumptions, including proper evaluation of insurance risks, our expense levels, expected net investment income to be realized, our response to rate actions taken by competitors, our response to actions by distributors, legal and regulatory developments, and long-term assumptions regarding interest rates, credit spreads, investment returns, operating costs and the expected persistency of certain products, which is the probability that a policy will remain in force from one period to the next. For example, some of our life insurance policies and annuity contracts provide management the limited right to adjust certain non-guaranteed charges or benefits and interest crediting rates if necessary, subject to guaranteed minimums or maximums, and the exercise of these rights could result in reputational and/or litigation risk.
Management establishes target returns for each product based upon these factors, certain underwriting assumptions and capital requirements, including statutory, GAAP and economic capital models. We monitor and manage pricing and sales to achieve target returns on new business, but we may not be able to achieve those returns due to the factors discussed above. Profitability from new business emerges over a period of years, depending on the nature of the product, and is subject to variability as actual results may differ from pricing assumptions.
Our profitability depends on multiple factors, including the impact of actual mortality, longevity, morbidity and policyholder behavior experience as compared to our assumptions; the adequacy of investment margins; our management of market and credit risks associated with investments, including the cost of hedging; our ability to maintain premiums and contract charges at a level adequate to cover mortality, benefits and contract administration expenses; the adequacy of contract charges and availability of revenue from providers of investment options offered in variable contracts to cover the cost of product features and other expenses; and management of operating costs and expenses. Inadequate pricing and the difference between estimated results of the above factors compared to actual results could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Guarantees within certain of our products may increase the volatility of our results.
Certain of our annuity and life insurance products include features that guarantee a certain level of benefits, including guaranteed minimum death benefits, guaranteed living benefits, including guaranteed minimum income benefits, and products with guaranteed interest crediting rates, including crediting rate guarantees tied to the performance of various market indices. Many of these features are accounted for at fair value as embedded derivatives under GAAP, and they have significant exposure to capital markets and insurance risks. An increase in valuation of liabilities associated with the guaranteed features results in a decrease in our profitability and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as our financial strength ratings.
We employ a capital markets hedging strategy to partially offset the economic impacts of movements in equity, interest rate and credit markets, however, our hedging strategy may not effectively offset movements in our GAAP equity or our statutory surplus and capital requirements and may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or actual levels of mortality/longevity as compared to assumptions in pricing and reserving, combined with adverse market events, could produce losses not addressed by the risk management techniques employed. These factors, individually or collectively, may have a material adverse effect on our business, results of operations, financial condition and liquidity including our ability to receive dividends from our operating companies.
Changes in interest rates result in changes to the fair value liability. All else being equal, higher interest rates generally decrease the fair value of our liabilities, which increases our earnings, while low interest rates generally increase the fair value of our liabilities, which decreases our earnings. A prolonged low interest rate environment or a prolonged period of widening credit spreads may also subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for our liabilities, lowering their statutory surplus, which would adversely affect their ability to pay dividends. In addition, it may also increase the perceived value of our benefits to our policyholders, which in turn may lead to a higher than expected benefit utilization and persistency of those products over time.

Corebridge | 2022 Form 10-K 78

ITEM 1A | Risk Factors
Differences between the change in fair value of the GAAP embedded derivatives, as well as associated statutory and tax liabilities, and the value of the related hedging portfolio may occur and can be caused by movements in the level of equity, interest rate and credit markets, market volatility, policyholder behavior, and mortality/longevity rates that differ from our assumptions and our inability to purchase hedging instruments at prices consistent with the desired risk and return trade-off. In addition, we may sometimes choose not to hedge or fully mitigate these risks, based on economic considerations and other factors. The occurrence of one or more of these events has in the past resulted in, and could in the future result in, an increase in the fair value of liabilities associated with the guaranteed benefits without an offsetting increase in the value of our hedges, or a decline in the value of our hedges without an offsetting decline in our liabilities, thus reducing our results of operations and shareholders’ equity.
Our use of derivative instruments to hedge market risks associated with our liabilities exposes us to counterparty credit risk.
Our risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically changes in equity markets, foreign exchange rates and interest rates on guarantees related to variable annuities, fixed index annuities and index universal life insurance, and liability guarantees associated with our GLBs for certain products such as variable annuities, fixed index annuities and fixed annuities. The strategy primarily relies on hedging strategies using derivatives instruments and, to a lesser extent, reinsurance.
Derivative instruments primarily composed of futures, swaps and options on equity indices and interest rates are an essential part of our hedging strategy and are selected to provide a measure of economic protection. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce rollover risk during periods of market disruption or higher volatility. As of December 31, 2022, notional amounts on our derivative instruments totaled $153 billion. We manage the potential credit exposure for derivative instruments through utilization of financial exchanges, ongoing evaluation of the creditworthiness of counterparties, the use of ISDA and collateral agreements, and master netting agreements.
In connection with our hedging program, we may decide to seek the approval of applicable regulatory authorities to permit us to increase our limits with respect to derivatives transactions used for hedging purposes consistent with those contemplated by the program. No assurance can be given that any of our requested approvals will be obtained and whether, if obtained, any such approvals will not be subject to qualifications, limitations or conditions. If our capital is depleted in the event of persistent market downturns, we may need to replenish it by holding additional capital, which we may have allocated for other uses, or purchase additional hedging protection through the use of more expensive derivatives with strike levels at then-current market levels. Under our hedging strategy, period-to-period changes in the valuation of our hedges relative to the guaranteed liabilities may result in significant volatility to certain of our profitability measures, which in certain circumstances could be more significant than has been the case historically.
In addition, hedging instruments we enter into may not effectively offset changes in economic values of the guarantees within certain of our annuity products or may otherwise be insufficient in relation to our obligations. For example, in the event that derivatives counterparties or central clearinghouses are unable or unwilling to honor their obligations, we remain liable for the guaranteed liability benefits.
The cost of our hedging program may be greater than anticipated because adverse market conditions can limit the availability and increase the costs of the derivatives we intend to employ, and such costs may not be recovered in the pricing of the underlying products we offer. Our transactions with financial and other institutions generally specify the circumstances under which either party is required to pledge collateral related to any change in the market value of the derivative instruments. The amount of collateral, or a total of initial and variation margins, we are required to post under these agreements could increase under certain circumstances, which could materially and adversely affect our business, results of operations, financial condition and liquidity.
The above factors, individually or in the aggregate, may have a material adverse effect on our financial condition and results of operations, our profitability measures as well as impact our capitalization, our distributable earnings, our ability to receive dividends from our operating companies and our liquidity. These impacts could then in turn impact our RBC ratios and our financial strength ratings.

Corebridge | 2022 Form 10-K 79

ITEM 1A | Risk Factors
We may experience difficulty in marketing and distributing our Individual Retirement and Life Insurance products and the use of third parties may result in additional liabilities.
Although we distribute our Individual Retirement and Life Insurance products through a wide variety of distribution channels, we maintain relationships with a number of key distributors, which results in certain distributor concentration. Distributors have in the past, and may in the future, elect to renegotiate the terms of existing relationships such that those terms may not remain attractive or acceptable to us, limit the products they sell, including the types of products offered by us, or otherwise reduce or terminate their distribution relationships with us with or without cause. This could be due to various reasons, industry consolidation of distributors or other industry changes that increase the competition for access to distributors, developments in laws or regulations that affect our business or industry, including the marketing and sale of our products and services, adverse developments in our business, the distribution of products with features that do not meet minimum thresholds set by the distributor, strategic decisions that impact our business, adverse rating agency actions or concerns about market-related risks.
Alternatively, renegotiated terms may not be attractive or acceptable to distributors, or we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the third-party distributors. An interruption or reduction in certain key relationships could materially affect our ability to market our products and could materially and adversely affect our business, results of operations, financial condition and liquidity.
Key distribution partners could merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. For example, in the year ended December 31, 2022, our top 10 distribution partners in our Individual Retirement business represented 66% of our sales, and our largest distribution partner represented 23% of our sales. An increase in bank, wirehouse and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market our Individual Retirement annuity products through these channels.
Also, if we are unsuccessful in attracting, retaining and training key distribution partners, or are unable to maintain our distribution relationships, our sales could decline, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, substantially all of our distributors are permitted to sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates to the distribution partners than we do, these distribution partners could concentrate their efforts in selling our competitors’ products instead of ours.
In addition, we can, in certain circumstances, be held responsible for the actions of our third-party distributors, including broker-dealers, registered representatives, insurance agents and agencies and marketing organizations, and their respective employees, agents and representatives, in connection with the marketing and sale of our products by such parties, including the security of their operations and their handling of confidential information and personal data, in a manner that is deemed not compliant with applicable laws and regulations. This is particularly acute with respect to unaffiliated distributors where we may not be able to directly monitor or control the manner in which our products are sold through third-party firms despite our risk assessment, training and compliance programs. Further, misconduct by employees, agents and representatives of our broker-dealer subsidiaries in the sale of our products could also result in violations of laws by us or our subsidiaries, regulatory sanctions and serious reputational or financial harm to us. The precautions we take to prevent and detect the foregoing activities may not be effective. If our products are distributed to customers for whom they are unsuitable, distributed in a manner alleged to be inappropriate, or third-party distributors experience a security or data breach, including due to deficient operational controls, we could suffer reputational and/or other financial harm to our business.
We may experience difficulty in sales and asset retention with respect to our Group Retirement business.
Plan sponsors, our customers in our Group Retirement segment, have in the past, and may in the future, elect to renegotiate the terms of existing relationships such that those terms may not remain attractive or acceptable to us, limit the products or services they offer to their plan participants, including the types of products and advisory services offered by us, or otherwise reduce or terminate their relationships with us. This could arise as a result of the consolidation of plan sponsors (particularly in the healthcare industry), changes in law and regulations with respect to the investments that may be offered under certain plans, such as collective investment trusts, the redirection of assets to other providers who may provide more favorable terms, or the provision of operational support by other providers which may be viewed as more optimal for the plan. Such renegotiation or termination with respect to plans that significantly contribute to our profitability could have a greater impact on our overall profitability. In the case of employer-sponsored plans, the impact can also vary depending on whether existing plan accounts remain with us, are transferred at the direction of the plan sponsor or are transferred at the direction of individual plan participants.
Additionally, both public and private plan sponsors, continue to experience financial difficulty and some may reduce costs through, among other actions and strategies, headcount reductions or the rebalancing of their workforce in favor of part-time employees who are ineligible for retirement benefits. The financial stress on such plan sponsors is often exacerbated by reductions in governmental funding sources.

Corebridge | 2022 Form 10-K 80

ITEM 1A | Risk Factors
Given these challenges, our premiums and deposits may decline or stagnate, which could adversely affect our business, results of operations, financial condition and liquidity.

Third parties we rely upon to provide certain business and administrative services may not perform as anticipated.
As part of our continuing focus on reducing expenses, we have used and will continue to use outsourcing strategies and third-party providers to realize cost efficiencies through the transformation of operational and back office processes and the delivery of contracted services in a broad range of areas. Such areas include, but are not limited to, the administration or servicing of certain policies and contracts, finance, actuarial, information technology and operational functions, and investment advisory and management services for certain funds, plans and retail advisory programs we offer, as well as our own investments.
We periodically negotiate provisions and renewals of these third-party relationships, and there can be no assurance that such terms will remain acceptable to us, such third parties or regulators. If our third-party providers experience disruptions, fail to meet applicable licensure requirements, do not integrate with our procedures or adapt to the systems associated with our facilities when providing services from our premises, do not perform as anticipated or in compliance with applicable laws and regulations, terminate or fail to renew our relationships, or such third-party providers in turn rely on services from other third-party providers, who experience disruptions, fail to meet licensure requirements, do not perform in compliance with the primary contractor’s terms with us or in compliance with applicable laws or regulations, or terminate or do not renew their contractual relationships, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, contractual, legal, regulatory or policyholder obligations), a loss of business, increased costs or reputational harm, compromises to the integrity of our information systems or data, or suffer other negative consequences, all of which may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition. Some of these providers are located outside the United States, which exposes us to business disruptions and political risks inherent when conducting business outside of the United States.
Third parties performing activities on our behalf, such as sales, underwriting, servicing of products, claims handling, and investment advisory services, and third-parties providing services that are material to our activities, such as information security and technology operations, continue to pose a heightened risk, as we may be held accountable for third-party conduct, including conduct that is not in compliance with applicable law or that results in security or data breaches. See “Business—Regulation” for further discussion.
We are exposed to fraud or other misconduct by employees and agents of third parties performing services and activities for us. While we have contracted with third parties to monitor for fraud and require training for third party employees and agents, instances of fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, misuse of customer or proprietary information or failure to comply with regulatory requirements or our internal policies may still occur and result in losses and/or reputational damage.
Third parties and affiliates are required to maintain information technology and other operational systems to record and process transactions for us, including investment transactions, which includes providing information to us that may affect our GAAP or U.S. statutory accounting principles financial statements. Certain third parties and affiliates could experience a failure of these systems, their employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or their employees or agents could fail to complete all necessary data reconciliation or other conversation controls when implementing a new software system or modifications to an existing system. The maintenance and implementation of these systems by certain third parties and affiliates are not within our control. Should their systems fail to accurately record information pertaining to us, we may inadvertently include inaccurate information in our financial statements and experience a lapse in our internal control over financial reporting, and such failure could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Corebridge | 2022 Form 10-K 81

ITEM 1A | Risk Factors
We may be unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data.
We use information technology systems, infrastructure and networks and other operational systems to store, retrieve, evaluate and use customer, employee, and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions. In the event of a natural disaster, a computer virus, unauthorized access, a terrorist attack, cyber-attack or other disruption, our systems and networks may be inaccessible to our employees, customers or business partners for an extended period of time, and we may be unable to meet our business obligations for an extended period of time if our data or systems are disabled, manipulated, destroyed or otherwise compromised. Additionally, some of our systems and networks are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade. Supply chain disruptions or delays could prevent us from maintaining and implementing changes, updates and upgrades to our systems and networks in a timely manner or at all. System and network failures or outages could compromise our ability to perform business functions in a timely manner, which could harm our ability to conduct business, hurt our relationships with our business partners and customers and expose us to legal claims as well as regulatory investigations and sanctions, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Some of these systems and networks also rely upon third-party systems and services, which themselves may rely on the systems and services of other third parties. Problems caused by, or occurring in relation to, our third-party providers’ systems and services, including those resulting from breakdowns or other disruptions in information security and technology services provided by our third-party providers and the other third-parties on which they rely, our inability to acquire third-party services on commercially acceptable terms, failure of a third-party provider to perform as anticipated or in compliance with applicable laws or regulations, inability of a third-party provider to provide the required volumes of services or third-party providers experiencing cyber-attacks, security breaches or data breaches, continue to potentially, and could in the future materially and adversely affect our business, results of operations, financial condition and liquidity.
Like other companies, the systems and networks we maintain and third-party systems and networks we use have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, as well as attempted cyber and other security threats and other computer-related penetrations such as “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks, and other disruptive software. Also, like other companies, we have an increasing challenge of attracting and retaining highly qualified security personnel to assist us in combatting these security threats. The frequency and sophistication of such threats continue to increase and often become further heightened in connection with geopolitical tensions.
We continuously monitor and develop our information security and technology operations and infrastructure in an effort to prevent, detect, address and mitigate the risk of threats to our data, systems and networks, including malware and computer virus attacks, ransomware, unauthorized access, business e-mail compromise, misuse, denial-of-service attacks, system failures and disruptions, both independently and through contracts with third parties. There is no assurance that our security measures, including information security and technology policies and standards, administrative, technical and physical controls and other actions designed as preventative will provide fully effective protection from such events. We maintain insurance to cover operational risks, such as cyber risk and technology outages, but this insurance may not cover all costs associated with the consequences of information systems or personal, confidential or proprietary information being compromised. In the case of a successful ransomware attack in which our data and information systems are compromised and applicable restore control processes to restore access are not effective, our information could be held hostage until a ransom, which may be significant, is paid. In some cases, such a compromise may not be immediately detected, which may make it difficult to restore critical services, mitigate damage to assets and maintain the integrity and security of data, including our policyholder, employee, agent and other confidential information processed through our systems and networks. Additionally, since we rely heavily on information technology and systems and on the integrity and timeliness of data to run our businesses and service our customers, any such security event and resulting compromise of systems or data may impede or interrupt our business operations and our ability to service our customers, and otherwise may materially and adversely affect our business, results of operations, financial condition and liquidity.
We are continuously evaluating and enhancing our information security and technology systems and processes, including third-party systems and services on which we rely. These continued enhancements and changes, as well as changes designed to update and enhance our protective measures to address new threats, may not decrease the risk of a system or process failure or may create a gap in the associated security measures during the change period. Any such system or process failure or security measures gap could materially and adversely affect our business, results of operations, financial condition and liquidity.

Corebridge | 2022 Form 10-K 82

ITEM 1A | Risk Factors
We routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to keep such information confidential and secure, we may be unable to do so in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect personal, confidential or proprietary information. Failure to secure or appropriately handle personal, confidential or proprietary information could cause a loss of data or compromised data integrity, give rise to remediation or other expenses, expose us to liability under U.S. and international laws and regulations, and subject us to litigation, investigations, sanctions, and regulatory and law enforcement action, and result in reputational harm and loss of business, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
We have been required to increase reliance on the remote access capabilities of our information security and technology systems as a result of the fact that all non-essential personnel were initially transitioned to a remote work environment in response to the COVID-19 pandemic, and we have recently transitioned to a hybrid work environment where a substantial portion of all personnel continue to work remotely on a part-time basis. This reliance on remote network and system access heightens the risk of a gap in our security measures and the risk of a network, system or process failure.
We may face increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding environmental, social and governance matters.
There is increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders on environmental, social and governance (“ESG”) practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice, workplace conduct and other social and political mandates. Legislators and regulators have imposed and likely will continue to impose ESG-related legislation, rules and guidance, which may conflict with one another and impose additional costs on us, block or impede our business opportunities or expose us to new or additional risks. For example, the SEC has proposed new ESG reporting rules which will apply to us as a public company and which, if adopted as proposed, could result in additional compliance and reporting costs. See “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation.” Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of our company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. Additionally, certain states have adopted laws or regulations that would restrict business dealings with, and investments in, entities determined to be boycotting companies involved in fossil fuel-based energy or to have taken public stances with regard to certain ESG issues. If we are unable to meet these standards, expectations, laws or regulations, some of which may be in contradiction with each other, it could result in adverse publicity, reputational harm, loss of business opportunities, or loss of customer and/or investor confidence, each of which individually or in the aggregate could adversely affect our business, results of operations, financial condition and liquidity.

Corebridge | 2022 Form 10-K 83

ITEM 1A | Risk Factors
Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk.
We have developed and continue to enhance enterprise-wide risk management policies and procedures to identify, monitor and mitigate risk to which we are exposed. Our risk management policies and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed. Many of our methods of identifying, measuring, underwriting and managing risks are based upon our study and use of historical market, applicant, customer, employee and bad actor behavior or statistics based on historical models. As a result, these methods may not accurately predict future exposures from events such as a major financial market disruption as the result of a natural or manmade disaster like a climate-related event or terrorist attack, that could be significantly different than the historical measures indicate, and which could also result in a substantial change in policyholder behavior and claims levels not previously observed. We have and will continue to enhance our life insurance underwriting process, including, from time to time, considering and integrating newly available sources of data to confirm and refine our traditional underwriting methods. Our efforts at implementing these improvements may not, however, be fully successful, which may adversely affect our competitive position. We have also introduced new product features designed to limit our risk and taken actions on in-force business, which may not be fully successful in limiting or eliminating risk. We may take additional actions on our in-force business, including adjusting crediting rates and cost of insurance, which may not be fully successful in maintaining profitability and which may result in litigation. Moreover, our hedging programs and reinsurance strategies that are designed to manage market risk and mortality risk rely on assumptions regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that could prove to be incorrect or inadequate. Our hedging programs utilize various derivative instruments, including but not limited to equity options, futures contracts, interest rate swaps and swaptions, as well as other hedging instruments, which may not effectively or completely reduce our risk; and assumptions underlying models used to measure accumulations and support reinsurance purchases may be proven inaccurate and could leave us exposed to larger than expected and significant losses in a given year. In addition, our current business continuity and disaster recovery plans are based upon our use of historical market experiences and models, and customer, employee and bad actors’ behavior and statistics, and accordingly may not be sufficient to reduce the impact of cyber risks, including ransomware, natural catastrophic events or fraudulent attacks, such as account take-over, that are beyond the level that historical measures indicate and greater than our anticipated thresholds or risk tolerance levels. Other risk management methods depend upon the evaluation of information regarding markets, clients, or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events, such as new and frequently updated regulatory requirements across the United States and internationally, primarily from the PRA, the BMA and The Bank of Ireland, each jurisdiction mandating specified requirements with respect to artificial intelligence and environmental, social and governance legal and regulatory requirements. These policies and procedures may not be fully effective. Accordingly, our risk management policies and procedures may not adequately mitigate the risks to our business, results of operations, financial condition and liquidity.
If our risk management policies and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our business changes, the markets in which we operate evolve and new risks emerge, including, for example, risks related to climate change or meeting stakeholder expectations relating to environmental, social or governance issues, our risk management framework may not evolve at the same pace as those changes. The effectiveness of our risk management strategies may be limited, resulting in losses to us, which could materially adversely affect our business, results of operations, financial condition and liquidity and restrict our ability to meet our obligations or return capital to our stockholders. In addition, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will understand and follow (or comply with) our risk management policies and procedures.
We may be subject to significant legal, governmental or regulatory proceedings.
In the normal course of business, we are subject to regulatory and governmental investigations and civil actions, litigation and other forms of dispute resolution in various domestic and foreign jurisdictions. In addition, we are involved in litigation and arbitration concerning our rights and obligations under insurance policies issued by us and under reinsurance contracts with third parties. Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of us and our subsidiaries and in connection with industry-wide and other inquiries into, among other matters, the business practices of current and former operating insurance subsidiaries. Such investigations, inquiries or examinations have in the past developed and could in the future develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.
We and our officers and directors are also subject to, or may become subject to, a variety of additional types of legal disputes brought by holders of our securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. Certain of these matters may also involve potentially significant risk of loss due to the possibility of significant jury awards, arbitration decisions and settlements, punitive damages or other penalties. Many of these matters are also highly complex and seek recovery on behalf of a class or similarly large

Corebridge | 2022 Form 10-K 84

ITEM 1A | Risk Factors
number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from them, and developments in these matters could have a material adverse effect on our financial condition or results of operations.
For a discussion of certain legal proceedings, see Note 14 to the audited consolidated financial statements.
Our business strategy may not be effective in accomplishing our objectives.
There can be no assurance that we will successfully execute our strategy. In addition, we may not be successful in increasing our earnings meaningfully or at all. Moreover, our ability to return capital to our stockholders is subject to certain restrictions and limitations, including as a result of regulatory requirements, which may prevent us from returning the expected, or any, capital to our stockholders for the indefinite future. For these reasons, no assurances can be given that we will be able to execute our strategy or that our strategy will achieve our objectives.
The execution of our strategy is based on certain assumptions, including assumptions regarding interest rates, geopolitical stability and market performance. There are significant risks that these assumptions may not be realized and, as a result, we may not be able to execute our strategy, in whole or in part. The results sought to be achieved may vary depending on various factors, including actual capital market outcomes, changes in actuarial models or emergence of actual experience, changes in regulation as well as other risks and factors that may cause actual events to adversely differ from one or more of our key assumptions.
We face intense competition in each of our business lines and technological changes may present new and intensified challenges to our business.
Our businesses operate in highly competitive environments. Our principal competitors are major stock and mutual life insurance companies, advisory firms, broker dealers, investment management firms, retirement plan recordkeepers, mutual fund organizations, banks, investment banks and other nonbank financial institutions. The financial services industry, including the insurance industry in particular, is highly competitive. We compete in the United States with life and retirement insurance companies and other participants in related financial services fields. Overseas, our subsidiaries compete for business with global insurance groups, local companies and the foreign insurance operations of large U.S. insurers.
Our business competes across a number of factors, which include scale, service, product features, price, investment performance and availability of originated assets, commission structures, distribution capacity, financial strength ratings, name recognition and reputation. Our ability to continue to compete across these factors depends on delivery of our business plan, competitor actions and overall environment, all of which carry inherent risks.
For further discussion regarding competition within each of our operating segments, see “Business—Individual Retirement—Markets,” “Business—Individual Retirement—Competition,” “Business— Group Retirement—Markets,” “Business—Group Retirement—Competition,” “Business—Institutional Markets—Markets” and “Business—Institutional Markets—Competition.”
Technological advancements and innovation in the insurance, asset management, wealth management and financial planning industries, including those related to evolving customer preferences, the digitization of products and services, acceleration of automated underwriting and electronic processes present competitive risks. Technological advancements and innovation are occurring in distribution, underwriting, recordkeeping, advisory, claims and operations at a rapid pace, and that pace may increase, particularly as companies increasingly use advanced data analytics and innovate technologies as part of their business strategy. Further, our business and results of operations could be materially and adversely affected if external technological advances limit our ability to retain existing business, write new business or appropriate terms, or impact our ability to adapt or deploy current products as quickly and effectively as our competitors. Additional costs may also be incurred in order to comply with regulatory responses to the use of emerging technology or to implement changes to automate procedures critical to our distribution channels in order to increase flexibility of access to our services and products. Moreover, upon our separation from AIG, we may not retain the employees who were working on technological implementation efforts at AIG, which may make it more difficult and expensive for us to complete and maintain such implementations. If we are unsuccessful in implementing such changes, our competitive position and distribution relationships may be harmed. In recent years, there has been an increase in activity by venture capital funded “InsureTech” start-ups in the life insurance industry, which are seeking to disrupt traditional ways of doing business and we continue to monitor this emerging competitive risk.
Catastrophes, including those associated with climate change and pandemics, may adversely affect our business and financial condition.
Any catastrophic event, such as pandemic diseases, terrorist attacks, acts of war, accidents, floods, wildfires, severe storms or hurricanes or cyber-terrorism, could have a material adverse effect on our business and operations. In the event of a disaster, unanticipated problems with our business continuity plans could cause a material adverse effect on our disaster recovery or business, results of operations, financial condition and liquidity. We could also experience a material adverse effect on our business, results of operations, financial condition and liquidity of our insurance business due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets.

Corebridge | 2022 Form 10-K 85

ITEM 1A | Risk Factors
Additionally, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Accordingly, our ability to write new business could also be affected. Further, the impact of climate change has caused, and may continue to cause, changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges, exacerbating the risks of a catastrophic event and its resulting impacts. Climate change-related risks may also adversely affect the value of the securities that we hold or lead to increased credit risk of other counterparties we transact business with, including reinsurers. There is a risk that some asset sectors could face significantly higher costs and a disorderly adjustment to asset values leading to an adverse impact on the value and future performance of investment assets as a result of climate change and regulatory or other responses. Our reputation or corporate brand could also be negatively impacted as a result of changing customer or societal perceptions of organizations that we do business with or invest in due to their actions (or lack thereof) with respect to climate change. A failure to identify and address these issues could cause a material adverse effect on the achievement of our strategies and potentially subject us to heightened regulatory scrutiny.
Our investment advisory arrangements with AIG and Fortitude Re will be materially changed or terminated.
We have historically provided investment advisory services to AIG and Fortitude Re with respect to significant asset portfolios. The services that we historically provided to AIG with respect to certain investments have been, and will continue to be, substantially reduced, as AIG entities have retained and may in the future retain third party asset managers. This will result in a decrease in our revenues. We may be unable to reduce our expenses in a timely manner, or at all, to offset such decrease. Additionally, in the fourth quarter of 2022, for certain asset classes, AIG’s insurance subsidiaries have agreed to permit Fortitude Re to replace AMG as asset manager with respect to the funds withheld assets in connection with the reinsurance provided by Fortitude Re. Fortitude Re has retained a third party asset manager to manage these assets. In June 2023, Fortitude Re will have certain rights to replace AMG as asset manager with respect to the remaining portion of the funds withheld assets managed by AMG. This could further disrupt our investment advisory capabilities, including as a result of the loss of our AUM and investment advisory resources and a reduction in management fees received by AMG, which could in turn result in a material adverse effect on our business, results of operations, financial condition and liquidity.
Changes in accounting principles and financial reporting requirements will impact our consolidated results of operations and financial condition.
Our financial statements are prepared in accordance with GAAP, which are periodically revised. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (“FASB”).
The FASB has revised the accounting standards for certain long-duration insurance contracts. The FASB issued Accounting Standards Update (ASU) No. 2018-12 — Targeted Improvements to the Accounting for Long-Duration Contracts, which has an effective date of January 1, 2023 and will significantly change the accounting measurements and disclosures for long-duration insurance contracts under GAAP. The most significant adjustments are expected to be (i) changes related to market risk benefits in our Individual Retirement and Group Retirement segments, including the impact of non-performance adjustments, (ii) changes to the discount rate, which will most significantly impact our Life Insurance and Institutional Markets segments, and (iii) the removal of balances recorded in GAAP Corebridge shareholders’ equity, excluding accumulated other comprehensive income (“AOCI”) related to changes in unrealized appreciation (depreciation) on investments. Changes to the manner in which we account for long-duration products has and will continue to impose special demands on us in the areas of governance, employee training, internal controls and disclosure and affect how we manage our business and our overall costs, all of which will impact our consolidated results of operations, liquidity and financial condition. In addition, implementation of the changes could impact our products, in-force management and asset liability management strategies and have other implications on operations and technology. Further, we expect the newly issued standard to negatively impact the level of investor interest in our sector. For further discussion of the impact of these changes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Significant Factors Impacting Our Results—Targeted Improvements to the Accounting for Long-Duration Contracts” and Note 2 to our audited annual consolidated financial statements.
Our foreign operations expose us to risks that affect our operations.
We provide individual and group life insurance, health insurance and other financial products and services to individuals and businesses in the UK, Ireland and Bermuda.
Operations outside the United States have in the past been, and may in the future be, affected by regional economic downturns, changes in foreign currency exchange rates, availability of locally denominated assets to match locally originated liabilities, political events or upheaval, nationalization and other restrictive government or regulatory actions, which could also materially and adversely affect our business, results of operations, financial condition and liquidity.

Corebridge | 2022 Form 10-K 86

ITEM 1A | Risk Factors
The exact impact of market risks faced by our foreign operations is uncertain, particularly for our UK operation in the light of the UK’s withdrawal from the European Union (“EU”) (known as “Brexit”) and potential changes to Solvency II, and legislative proposals to reform the UK regulatory regime on financial services and the revocation and replacement of retained EU law following Brexit.
Business or asset acquisitions and dispositions may expose us to certain risks.
We have made acquisitions in the past and may pursue further acquisitions or other strategic transactions, including reinsurance, dispositions and joint ventures, in the future. The completion of any business or asset acquisition or disposition is subject to certain risks, including those relating to the receipt of required regulatory approvals, the terms and conditions of regulatory approvals, including any financial accommodations required by regulators, our ability to satisfy such terms, conditions and accommodations, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business or asset acquisition or disposition will be completed as contemplated, or at all, or regarding the expected timing of the completion of the acquisition or disposition.
Once we complete acquisitions or dispositions, there can be no assurance that we will realize the anticipated economic, strategic or other benefits of any transaction. For example, the integration of businesses we acquire may not be as successful as we anticipate, or there may be undisclosed risks present in such businesses. Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal, compliance and tax risks, including difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, unforeseen liabilities that arise in connection with the acquired businesses, unfavorable market conditions that could negatively impact our expectations for the acquired businesses, as well as difficulties in integrating and realizing the projected results of acquisitions and managing the litigation and regulatory matters to which acquired entities are party. Such difficulties in integrating an acquired business may result in the acquired business performing differently than we expected (including through the loss of customers) or in our failure to realize anticipated expense-related efficiencies. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition. Similarly, dispositions of a business also involve a number of risks, including operational and technology risks, risk of data loss or compromised data integrity, loss of talent and stranded costs, which could potentially have a negative impact on our business, results of operations, financial condition and liquidity. In connection with a business or asset disposition, we may also hold a concentrated position in securities of the acquirer as part of the consideration, which subjects us to risks related to the price of equity securities and our ability to monetize such securities. In addition, with respect to certain dispositions, we could be subject to restrictions on our use of proceeds. Strategies implemented to explore opportunities for acquisitions could also be materially and adversely affected by the increasingly competitive nature of the life insurance and annuity merger and acquisition market and the increased participation of non-traditional buyers in the life insurance and annuity merger and acquisition market. In addition, we have provided and may provide financial guarantees and indemnities in connection with the businesses we have sold or may sell, as described in greater detail in Note 14 to the audited annual consolidated financial statements. While we do not currently believe that claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Effective intellectual property rights protection may be unavailable, limited, or subject to change in some countries where we do business. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We have, and may in the future, litigate to enforce and protect our intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and may not prove successful. Litigation to enforce our intellectual property rights may not be successful and cost a significant amount of money. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could limit our ability to offer certain product features. Consequently, we also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon their intellectual property rights, including patent rights, or violate license usage rights. Any such intellectual property claims and any resulting litigation could result in significant expense and liability for damages, and in some circumstances we could be enjoined from providing certain products or services to our customers, or utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, consolidated results of operations and financial condition.

Corebridge | 2022 Form 10-K 87

ITEM 1A | Risk Factors
Risks Relating to Regulation
Our business is heavily regulated.
Our operations generally, and certain of our subsidiaries in particular, are subject to extensive and potentially conflicting laws, regulations, and regulatory guidance in the jurisdictions in which we operate. For example, our products are subject to a complex and extensive array of domestic and foreign tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, banking authorities and securities administrators, including the New York State Department of Financial Services (“NYDFS”), the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Department of Labor (the “DOL”) and the Internal Revenue Service (the “IRS”). The laws and regulations that apply to our business and operations generally grant regulatory agencies and/or self-regulatory organizations broad rule-making and enforcement powers, including the power to regulate: (i) the issuance, sale and distribution of our products, (ii) the manner in which we underwrite our policies, (iii) the delivery of our services, (iv) the nature or extent of disclosures required to be given to our customers, (v) the compensation of our distribution partners, (vi) the manner and methods by which we handle claims on our policies and the administration of our policies and contracts, (vii) the activities related to our investments and management of our investment portfolios, and (viii) certain agreements and arrangements between our insurance company subsidiaries and other affiliates. Such agencies and organizations are also generally granted the power to limit or restrict the conduct of business for failure to comply with applicable laws and regulations. See “Business—Regulation” for further discussion of the regulatory regimes to which we are subject, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and the standard of care-related regulations administered by the DOL. Examples of our regulatory risk include the following:
•We and our distributors are subject to laws and regulations governing the standard of care applicable to sales of our products, the provision of advice to our customers and the manner in which certain conflicts of interest arising from or related to such sales or giving of advice are to be addressed. In recent years, many of these laws and regulations have been revised or reexamined while others have been newly adopted or are under consideration. These changes and/or adoptions have resulted in increased compliance obligations and costs for us and certain of our distributors or plan sponsors may require changes to existing arrangements, some or all of which could impact our business, results of operations, financial condition and liquidity. Additionally, there have been a number of investigations regarding the marketing practices of brokers and agents selling annuity and insurance and investment products and the payments they receive. Sales practices, conflicts of interest, and investor protection have also increasingly become areas of focus in regulatory exams. These investigations and exams have resulted in, and may in the future result in, enforcement actions against companies in our industry and brokers and agents marketing and selling those companies’ products.
•The application of and compliance with laws, regulations, and regulatory guidance applicable to our business, products, operations and legal entities may be subject to interpretation. The relevant authorities may not agree with our interpretation. If we are found not to have complied with applicable legal or regulatory requirements due to our interpretation of such requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities, impose substantial administrative penalties such as fines or require corrective actions to be taken, which individually or in the aggregate could interrupt our operations and materially and adversely affect our reputation, business, results of operations, financial condition and liquidity. Additionally, if such authorities’ new or existing interpretation of requirements related to capital, accounting treatment and/or valuation manual or reserving (such as PBR) materially differs from ours, we may incur higher operating costs or sales of products subject to such requirement or treatment may be affected.
•Licensing regulations differ as to products and jurisdictions. Regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals, and licensing regulations may be subject to interpretation as to whether certain licenses are required with respect to the manner in which we may solicit and sell some of our products in certain jurisdictions. The complexity of multiple regulatory frameworks and interpretations may be heightened in the context of products that are issued through our Institutional Markets business, including our PRT products, where one product may cover risks in multiple jurisdictions. If we do not have the required licenses and approvals, or are alleged not to have the required licenses and approvals, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit them to apply enhanced supervision to the business and operations of an insurance company.

Corebridge | 2022 Form 10-K 88

ITEM 1A | Risk Factors
•Regulators in the jurisdictions in which we do business have adopted capital and liquidity standards, such as the RBC formula used in the United States, applicable to insurers and reinsurers operating in their jurisdiction. Failure to comply with such capital and liquidity standards and similar requirements set forth in law or regulation, or as otherwise may be agreed by us or one of our insurance company subsidiaries with an insurance regulator, would generally permit the insurance regulator to take certain regulatory actions that could materially impact the affected company’s operations. Those actions range from requiring an insurer to submit a plan describing how it would in the future comply with such capital and liquidity standard to a mandatory regulatory takeover of the company. The NAIC has also developed a Group Capital Calculation which has been adopted by numerous states, and the International Association of Insurance Supervisors (the ‘‘IAIS’’) are also developing and testing methodologies for assessing group-wide regulatory capital, which may evolve into more formal group-wide capital requirements on certain insurance companies and/or their holding companies that may augment similar international standards. We cannot predict the effect these initiatives may have on our business, results of operations, financial condition and liquidity.
•Certain laws, most notably the Investment Company Act, and the Advisers Act, apply to our subsidiaries’ investment management agreements and investment advisory agreements. These laws require approval or consent from clients and fund shareholders, including funds registered under the Investment Company Act, in the event of an assignment of the investment management agreements or a change in control of the relevant investment adviser. If a transaction, including future sales of our common stock by AIG, resulted in an assignment or change in control, the inability to obtain consent or approval from advisory clients or shareholders of funds registered under the Investment Company Act or other investment funds could result in a significant reduction in advisory fees earned by us or a disruption in the management of such funds and other advisory clients.
•We are subject to various extraterritorial laws and regulations, including those adopted by the United States that affect how we do business globally. These laws and regulations may conflict, in whole or in part, or may impose different requirements, and we may incur penalties, additional costs, and/or reputational harm if we are unable to adhere to them or are not successful in managing, mitigating or reconciling any such conflicts or differences in them. For example, increased international data localization and cross-border data transfer regulatory restrictions as well as developments in economic sanctions regimes may affect how we do business globally and may cause us to incur penalties and/or suffer reputational harm.
•We have in the past, and may from time to time in the future, fail to escheat or report unclaimed property in a timely or complete manner. In the event of non-compliance, we may become subject to additional regulatory examinations, investigations or actions, or incur fines, penalties and related expenses.
New domestic or international laws and regulations, or new interpretations of current laws and regulations, may affect our ability to compete effectively.
Legislators, regulators and self-regulatory organizations have in the past and may in the future periodically consider various proposals that may affect or restrict, among other things, our business practices or eligibility to do business with certain public sector clients, underwriting methods and data utilization, product designs and distribution relationships, how we market, sell or service certain products we offer, our capital, reserving and accounting requirements, price competitiveness of the products we sell and consumer demand for our products or the profitability of certain of our business lines.
Further, new laws and regulations may even affect or significantly limit our ability to conduct certain business lines at all, including proposals relating to restrictions on the type of activities in which financial institutions, including insurance companies in particular, are permitted to engage, as well as the types of investments we hold or divest. For example, regulators have shown continued interest in how organizations within the financial services industry, including insurance companies, are managing climate risk within their business operations and investment portfolios. Resulting actions by governments, regulators and international standard setters could lead to additional reporting obligations concerning investment holdings that are exposed to climate change-related risk. They could also lead to substantial additional laws or regulations that limit or restrict investments in certain assets, such as thermal coal or other carbon-based investments, and impose additional compliance costs. As another example, rules on defined benefit pension plan funding may reduce the likelihood of, or delay corporate plan sponsors in, terminating their plans or engaging in transactions to partially or fully transfer pension obligations. This could affect the mix of our PRT business and increase non-guaranteed funding products. See “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation.”
It is also difficult to predict the impact laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our business, results of operations or cash flows. It is possible such laws and regulations may significantly alter our business practices. New proposals or changes in legislation or regulation could also impose additional taxes on a limited subset of financial institutions and insurance companies (either based on size, activities, geography, or other criteria), limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs.

Corebridge | 2022 Form 10-K 89

ITEM 1A | Risk Factors
We are subject to a variety of privacy and information security laws.
Certain of our business lines are subject to compliance with laws and regulations enacted by U.S. federal and state governments, the EU, UK, Bermuda or other jurisdictions or enacted by various self-regulatory organizations or exchanges relating to the privacy and security of personal data of clients, employees or others and the security of information systems and non-public information (“Privacy and Information Security Laws”). The variety of applicable Privacy and Information Security Laws exposes us to heightened regulatory scrutiny and requires us to incur significant technical, legal and other expenses in an effort to ensure and maintain compliance and will continue to impact our business in the future by increasing legal, operational and compliance costs. While we have taken steps to comply with current Privacy and Information Security Laws, we cannot guarantee that our efforts will meet the evolving standards imposed by enforcement agencies and by courts in private rights of action and that in the future we will be able to timely comply with rapidly changing Privacy and Information Security Laws worldwide that may require significant technical, operational and administrative changes. If we are found not to be in compliance with current or future Privacy and Information Security Laws, we may be subject to potential private consumer, business partner or securities litigation, regulatory inquiries and governmental investigations and proceedings, and we may incur damage to our reputation. Any such developments may subject us to remediation expenses, governmental fines and other monetary penalties and damages, divert management’s time and attention and lead to enhanced regulatory oversight, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Additionally, we expect that increased political and social focus on privacy and cybersecurity risks worldwide will correspondingly increase the financial and reputational implications should we or any of our third party suppliers experience a significant security or data breach. New and currently unforeseen laws and regulatory issues could also arise from the increased use of emerging technologies, data analytics and digital services. If we are found not to be in compliance with these laws and regulations concerning emerging technology, data analytics and digital services, we could be subjected to significant civil and criminal liability and exposed to financial and reputational harm.
Changes in U.S. federal income or other tax laws or the interpretation of tax laws could affect sales of our products and impact the taxation of our operations.
Changes in tax laws could reduce demand in the United States for life insurance and annuity contracts, which could reduce our income due to lower sales of these products or changes in customer behavior, including potential increased surrenders of in-force business.
Changes in tax laws could also impact the taxation of our operations. For example, the Inflation Reduction Act of 2022 (H.R. 5376) (the “Inflation Reduction Act”), enacted on August 16, 2022, includes a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period and a 1% stock buyback tax, each effective for tax years beginning after December 31, 2022. The tax provisions of Inflation Reduction Act are not expected to have a material impact on Corebridge’s financial results. However, the CAMT may impact our U.S. cash tax liabilities, depending on differences between book and taxable income (including as a result of temporary differences). The IRS has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT.
It remains difficult to predict whether or when tax law changes or interpretations will be issued by U.S. or foreign taxing authorities or whether any such issuances will have a material adverse effect on our business, results of operations, financial condition and liquidity.

Corebridge | 2022 Form 10-K 90

ITEM 1A | Risk Factors
The USA PATRIOT Act, the Foreign Corrupt Practices Act, the regulations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control and similar laws and regulations that apply to us may expose us to significant penalties.
As a company that operates internationally, we are subject to myriad regulations which govern items such as sanctions, bribery and anti-money laundering, for which failure to comply could expose us to significant penalties. The USA PATRIOT Act of 2001 requires companies to know certain information about their clients and to monitor their transactions for suspicious activities. The Foreign Corrupt Practices Act makes it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations that restrict or prohibit dealings by U.S. companies and their branches and affiliates involving certain organizations, individuals, countries, and financial products. The UK, the EU and other jurisdictions maintain similar laws and regulations, and some of these laws may be in conflict with each other. Such laws may change rapidly, as demonstrated by the significant sanctions imposed against Russia, resulting from the current conflict in Ukraine, which may pose compliance challenges and adversely impact our business and our investments and the business of our customers. The laws and regulations of other jurisdictions may sometimes conflict with those of the United States. Despite meaningful measures to ensure lawful conduct, which include training, audits and internal control policies and procedures, we may not always be able to prevent our employees or third parties acting on our behalf from violating these laws. As a result, we could be subject to criminal and civil penalties as well as disgorgement. We could be required to make changes or enhancements to our compliance measures that could increase our costs, and we could be subject to other remedial actions. Violations of these laws or allegations of such violations could disrupt our operations, cause reputational harm, cause management distraction and result in a material adverse effect on our competitive position, results of operations, financial condition or liquidity.
If Corebridge were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for Corebridge to continue its business as contemplated.
Corebridge is not required to be registered as an “investment company” under the Investment Company Act, and Corebridge intends to conduct its operations so that it will not be deemed to be an investment company under the Investment Company Act. The Investment Company Act and the rules and regulations thereunder contain detailed parameters for the organization and operation of investment companies. If Corebridge were to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on Corebridge’s capital structure, ability to transact business with affiliates and ability to compensate key employees, would make it impractical for Corebridge to continue its business as currently conducted, impair the agreements and arrangements between and among Corebridge and its clients, and materially and adversely affect Corebridge’s business, results of operations and financial condition.
Risks Relating to Estimates and Assumptions
Estimates or assumptions used in the preparation of financial statements and certain modeled results may differ materially from actual experience.
Our financial statements are prepared in conformity with GAAP, which requires the application of accounting policies that often involve a significant degree of judgment. The accounting policies that we consider most dependent on the application of estimates and assumptions, and therefore may be viewed as critical accounting estimates, are described in Note 2 to our audited annual consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates.” These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates are based on judgment, current facts and circumstances and, when applicable, internally developed models. Therefore, actual results may differ from these estimates, possibly in the near term, and could have a material effect on our financial statements.
In addition, we employ models to price products, calculate future policy benefits and value assets and execute hedging strategies, as well as to assess risk and determine statutory capital requirements, among other uses. These models are complex and rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate properly. For example, significant changes in mortality, which could be impacted by natural or man-made disasters, or which could emerge gradually over time due to changes in the natural environment, significant changes in policyholder behavior assumptions such as lapses, surrenders and withdrawal rates as well as the amount of withdrawals, fund performance, equity market returns and volatility, interest rate levels, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors could negatively impact our assumptions and estimates. To the extent that any of our modeling practices do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations and financial condition.

Corebridge | 2022 Form 10-K 91

ITEM 1A | Risk Factors
Our productivity improvement initiatives may not yield our expected expense reductions and improvements in operational and organizational efficiency.
We see opportunities to improve profitability across our businesses through operating expense reductions. We may not be able to fully realize the anticipated expense reductions and operational and organizational efficiency improvements we expect to result from our productivity improvement program and associated initiatives to, among other things, modernize our technology infrastructure, optimize our operating model, expand existing partnership arrangements, optimize our vendor relationships or rationalize our real estate footprint. In addition, we intend to evolve our investments organization, which we expect will create additional efficiencies, to reflect our relationships with key external partners, our ongoing implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in services to and fees from AIG for asset management services. Actual costs to implement these initiatives may exceed our estimates, or we may be unable to fully implement and execute these initiatives as planned. Further, the implementation of these initiatives may harm our relationships with customers or employees or our competitive position, thereby materially and adversely affecting our business, results of operations, financial condition and liquidity. The successful implementation of these initiatives may require us to effect technology enhancements, business process outsourcing, rationalizations, modifications to our operating model, and other actions, which depend on a number of factors, some of which are beyond our control.
Our goodwill could become impaired.
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment and conduct interim qualitative assessments on a periodic basis. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. In 2022, for substantially all of the reporting units, we elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted if new business, customer retention, profitability or other drivers of performance differ from expectations, or upon the occurrence of certain events, including a significant and adverse change in regulations, legal factors, accounting standards or business climate, or an adverse action or assessment by a regulator. Our goodwill balance was $175 million as of December 31, 2022. If it is determined that goodwill has been impaired, we must write down goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write-downs could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For further discussion regarding goodwill impairment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Allowance for Credit Losses and Goodwill Impairment—Goodwill Impairment” and Note 11 to the audited annual consolidated financial statements.
Our deferred tax assets may not be realized.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. As of December 31, 2022, we had net deferred tax assets, after valuation allowance, of $8.7 billion related to federal, foreign, and state and local jurisdictions. The performance of the business, the geographic and legal entity source of our income, tax planning strategies, and the ability to generate future taxable income from a variety of sources and planning strategies including capital gains, are factored into management’s determination. If, based on available evidence, it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to profitability, which such action we have taken from time to time. Such charges could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For further discussion regarding deferred tax assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Income Taxes—Recoverability of Net Deferred Tax Asset” and Note 20 to the audited annual consolidated financial statements.
Risks Relating to Employees
We may not be able to attract and retain the key employees and highly skilled people we need to support our business.
Our success depends, in large part, on our ability to attract and retain talent, which may be difficult due to the intense competition in our industry for key employees with demonstrated ability. Recruiting and retention of talent has become especially challenging in the current employment market, fueled in part by changes due to the COVID-19 pandemic. In addition, we may experience higher than expected employee turnover and difficulty attracting new employees as a result of uncertainty from strategic actions and organizational and operational changes, including our separation from AIG or our intended evolution of the investments organization. Losing any of our key people, including key sales or business personnel, could also have a material adverse effect on our operations given their skills, knowledge of our business, years of industry experience and the potential difficulty of promptly finding qualified replacement employees. Additionally, we may face increased costs if, as a result of the competitive market and recent inflationary

Corebridge | 2022 Form 10-K 92

ITEM 1A | Risk Factors
pressures, we must offer and pay a greater level of remuneration to attract or replace certain critical employees or hire contractors to fill highly skilled roles while vacant. Our business, consolidated results of operations, financial condition and liquidity could be materially adversely affected if we are unsuccessful in attracting and retaining key employees.
We could also be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. While we have succession plans and long-term compensation plans designed to retain our employees, our succession plans may not operate effectively and our compensation plans cannot guarantee that the services of these employees will continue to be available to us.
Employee error and misconduct may be difficult to detect and prevent and may result in significant losses.
There have been a number of cases involving fraud or other misconduct by employees in the financial services industry in recent years and we are also exposed to the risk that employee misconduct could occur. Our human resources and compliance departments work collaboratively to monitor for fraud and conduct extensive training for employees. However, employee misconduct may still occur. Instances of fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, misuse of customer or proprietary information or failure to comply with regulatory requirements or our internal policies may result in losses and/or reputational damage.
Risks Relating to Our Investment Managers
We are exposed to risks from our investment management and advisory agreements with Blackstone IM.
On November 2, 2021, we entered into a commitment letter (the “Commitment Letter”) with Blackstone IM under which, as of December 31, 2022, Blackstone IM manages an initial $50 billion of our life insurance company subsidiaries’ existing investment portfolios, with that amount required to increase by $8.5 billion in each of the next five years beginning in the fourth quarter of 2022 for an aggregate of $92.5 billion by the third quarter of 2027. Our arrangement with Blackstone has led to an increase in investment advisory fees payable by us as compared to the expenses we would have historically incurred for similar services. To the extent that we fail to deliver the required assets by the requisite quarterly deadlines, we would still owe investment advisory fees on the full amount of the required assets.
Under the Commitment Letter, Blackstone IM serves as the exclusive external investment manager for our life insurance company subsidiaries, other than USL, for the following asset classes (subject to certain exclusions, including for assets subject to previously existing investment management or advisory relationships): non-agency RMBS, CMBS and ABS; CLOs, leveraged loans, commercial mortgage loans (“CMLs”) and residential mortgage loans (“RMLs”); asset-backed whole loans and direct lending; project finance; private high-grade assets; and alternatives (including equity real estate).
Under each separately managed account agreement (“SMA”), Blackstone IM may delegate any or all of its discretionary investment and advisory rights and powers to one or more affiliate sub-managers under sub-manager agreements (each, a “Sub-Manager Agreement”). In respect of each individual SMA, either Blackstone IM, on the one hand, or the applicable insurance company subsidiary, on the other hand, may terminate the agreement at any time upon 30 days’ advance written notice. If so terminated, the insurance company would not owe any damages under the SMA, and Blackstone IM would have no remedies against the insurance company. However, if the termination is not for one of several reasons specified in the Commitment Letter, Corebridge Parent would be required to continue paying investment advisory fees to Blackstone IM regardless of the termination. Corebridge Parent may not have the funds available to pay any such fees and its insurance company subsidiaries may not be able or permitted to pay dividends or make other distributions to Corebridge in an amount sufficient to pay any such fees or at all. Any requirement to pay such fees could adversely affect our business, results of operations, financial condition and liquidity.
Blackstone IM’s ability to allocate and invest our assets across a range of suitable investment opportunities, including, where applicable, in direct investments and investments in or alongside funds managed by Blackstone across a range of strategies, may be limited in certain circumstances due to compliance with the SMAs (including the investment and allocation guidelines thereunder) or the Commitment Letter. There is also a risk that Blackstone IM will be unable to fully invest our assets because of such limitations. Also, the exclusivity provisions in the Commitment Letter may prevent our life insurance company subsidiaries from retaining other external investment managers with respect to the subject asset classes who may be capable of producing better returns on investments than Blackstone IM.
The Commitment Letter provides that any future insurance company subsidiaries of ours will also be subject to an SMA appointing Blackstone IM as the exclusive external investment manager for such asset classes. As a result, when pursuing acquisitions of insurers or blocks of insurance business, we will need to structure any such acquisition to comply with the exclusivity provisions in the Commitment Letter, which may include foregoing certain investments in assets controlled by competitors of Blackstone IM. These restrictions could limit our investment opportunities or reduce the expected benefits of pursuing such acquisitions. The Commitment Letter also provides that a change of ownership or control of a life insurance company subsidiary will not give rise to termination rights

Corebridge | 2022 Form 10-K 93

ITEM 1A | Risk Factors
under the Commitment Letter or any SMA, which could diminish the acquisition interest of certain potential acquirers of our subsidiaries or businesses.
Pursuant to agreements with certain of our state insurance regulators, we may not amend the terms of certain existing agreements with Blackstone and its affiliates, including those governing our investment management and advisory arrangements with Blackstone IM (and including the terms of the Commitment Letter or any SMA to which any of our U.S. insurance company subsidiaries are a party), or enter into any new agreements with Blackstone or its affiliates affecting any U.S. insurance company subsidiary’s operations, without the prior approval of such insurance company’s domestic regulator. Accordingly, we may be limited in our ability to renegotiate terms of the Commitment Letter, existing SMAs or new SMAs, which could adversely affect our business, results of operations, financial condition and liquidity.
Blackstone IM and its sub-manager affiliates depend in large part on their ability to attract and retain key people, including senior executives, finance professionals and information technology professionals. Intense competition exists for key employees with demonstrated ability, and Blackstone IM and its sub-manager affiliates may be unable to hire or retain such employees. Accordingly, the loss of services of one or more of the members of Blackstone IM’s or its sub-manager affiliates’ senior management could delay or prevent Blackstone IM from fully implementing our investment strategy and, consequently, significantly and negatively impact our business. The unexpected loss of members of Blackstone IM’s or its sub-managers affiliates’ senior management or other key employees could have a material adverse effect on Blackstone IM’s operations due to the loss of such management’s or employees’ skills and knowledge, and could adversely impact Blackstone IM’s ability to execute key operational functions and, accordingly, our investment portfolio and results of operations.
The historical performance of AMG, Blackstone IM, BlackRock or any other asset manager we engage may not be indicative of the future results of our investment portfolio.
Our investment portfolio’s returns have benefited historically from investment opportunities and general market conditions that may not currently exist and may not be repeated, and there can be no assurance that AMG, Blackstone IM, BlackRock, or any other asset manager we engage will be able to obtain profitable investment opportunities in the future. In addition, Blackstone IM and BlackRock are generally compensated based on the amount of our assets which they manage, as opposed to investment return targets, and as a result, Blackstone IM and BlackRock are generally not directly incentivized to maximize investment return targets. There can be no guarantee that AMG, Blackstone IM, BlackRock or any other asset manager we engage will be able to achieve any particular returns for our investment portfolio in the future.
Increased regulation or scrutiny of investment advisers and investment activities may affect the ability of our investment managers to manage our investment portfolio.
The regulatory environment for investment managers is evolving, and changes in the regulation of investment managers may adversely affect the ability of AMG, Blackstone IM, BlackRock or any other asset manager we engage to effect transactions that utilize leverage or pursue their strategies in managing our investment portfolio. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. Due to our reliance on these relationships to manage a significant portion of our investment portfolio, any regulatory action or enforcement against our investment managers could have an adverse effect on our financial condition.
Risks Relating to Our Separation from AIG
We may fail to replicate or replace functions, systems and infrastructure provided by AIG or lose benefits from AIG’s global contracts, and AIG may fail to perform transitional services.
Historically, we have received services from AIG and have provided services to AIG, including through shared services contracts with various third-party service providers. AIG currently performs or supports many important corporate functions for our operations, including finance, controllership, tax, treasury, investor relations, advertising and brand management, corporate audit, certain risk management functions, corporate insurance, corporate governance, information security, technology, legal and other services. Our financial statements reflect charges for these services. Under the Transition Services Agreement, AIG has agreed to continue to provide us with certain services currently provided to us by or through AIG, and we have agreed to continue to provide AIG with certain services currently provided to AIG by or through us. The Transition Services Agreement does not continue indefinitely and services provided under the Transition Services Agreement - generally terminate at various times specified in the agreement and the schedules thereto. Certain contracts and services between us and AIG are not covered by the Transition Services Agreement and will continue pursuant to the terms of such other contracts.
We will work to replicate or replace the services, and associated systems and data, and information security and cybersecurity procedures and systems, that we will continue to need in the operation of our business that are provided currently by or through AIG, including those we receive through shared service contracts AIG has with various third-party providers or through the Transition

Corebridge | 2022 Form 10-K 94

ITEM 1A | Risk Factors
Services Agreement for applicable transitional periods, by (i) retaining certain services, systems and data through replication of existing agreements with AIG or of agreements AIG has with third-party providers and (ii) replacing certain services, systems and data with comparable services to be performed by our personnel or with services, systems and data to be procured from different third-party providers. We cannot guarantee that we will be able to replicate or replace, as applicable, these services and/or obtain the services at the same or better levels, at the same or lower costs, or at the same or more favorable terms. As a result, when AIG ceases to provide these services to us, either as a result of the termination of the Transition Services Agreement or individual services thereunder or a failure by AIG to perform its respective obligations under the Transition Services Agreement, our costs of performing or procuring these services or comparable replacement services could increase, we may ultimately need to purchase comparable replacement services on less favorable commercial and legal terms, and the cessation of such services could result in service interruptions and divert management attention from other aspects of our operations, including ongoing efforts to implement technological developments and innovations. We will also need to make infrastructure investments and hire additional employees to operate without the same access to AIG’s existing operational and administrative infrastructure. Due to the scope and complexity of the underlying projects relative to these efforts, including the work to separate information systems and information security operations which is reliant on professional services from third party service providers, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs may be subject to change. Conversely, we cannot assure you that we will be able to provide services at the same or better levels or at the same or lower costs, or at all, to AIG during the applicable transitional periods provided for in the Transition Services Agreement.
There is a risk that an increase in the costs associated with replicating and replacing the services provided to us by AIG prior to the separation and under the Transition Services Agreement, or continuing to provide services to AIG, and the diversion of management’s attention to these matters could have a material adverse effect on our business, results of operations, financial condition and liquidity. We may fail to replicate the services we currently receive from AIG on a timely basis, without interruption to or degradation of on-going operations, or at all, which may put further constraints on our human resources, capital and other resources that are simultaneously working on the retention and replacement of the services and ongoing efforts to implement new technological developments and innovations; such additional constraints could jeopardize our ability to execute on any one of these specific work streams. In addition, AIG will be working on similar initiatives which may impact the level and quality of transition services we receive from them. Additionally, we may not be able to operate effectively if the transition to the replacement services causes interruptions to or degradation of operations or the quality of replacement services is inferior to the services we are currently receiving.
In connection with preparing for operation as a stand-alone company, we have and will continue to incur one-time and recurring expenses. We estimate that our one-time expenses will be between approximately $350 million and $450 million on a pre-tax basis as from January 1, 2022. As of December 31, 2022 we have incurred approximately $180 million of one-time expenses. These expenses primarily relate to replicating and replacing functions, systems and infrastructure provided by AIG, rebranding and marketing, and accounting advisory, consulting and actuarial fees. In addition to these separation costs, we have and will continue to incur costs related to the evolution of our investments organization to reflect our strategic partnerships with key external managers, our implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in services to and fees from AIG for asset management services.
In addition, as part of Corebridge Forward, we aim to achieve an annual run rate expense reduction of approximately $400 million on a pre-tax basis within two to three years of the IPO and have acted upon or contracted approximately $232 million of exit run rate savings for the year ended December 31, 2022, and expect the majority of the reduction to be achieved within 24 months of the IPO. To achieve this goal, Corebridge Forward is expected to have a one-time expense of approximately $300 million on a pre-tax basis and as of December 31, 2022 the cost to achieve has been approximately $84 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Significant Factors Impacting Our Results—Separation Costs.
These expenses, any recurring expenses, including under the Transition Services Agreement, and any additional one-time expenses we incur, could be material.
Our historical financial data may not be a reliable indicator of our future results.
Our historical financial statements included in this report do not necessarily reflect the results of operations, financial condition or liquidity we would have achieved as a stand-alone company during the periods presented or those we will achieve in the future. For example, in 2021 we adjusted our capital structure to more closely align with peer U.S. public companies. As a result, financial metrics that are influenced by our capital structure, such as APTOI, AATOI and Adjusted Book Value, are not necessarily indicative of the performance we may achieve as a stand-alone company. APTOI, AATOI and Adjusted Book Value are non-GAAP measures; for additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Financial Measures and Key Operating Metrics.” For example, changes in long-term debt may impact APTOI while changes in common equity may impact Adjusted Book Value. Accordingly, historical results may not be comparable to future results. As a result of these matters and our increased costs described above, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

Corebridge | 2022 Form 10-K 95

ITEM 1A | Risk Factors
AIG controls us and will have certain governance, consent and other rights for specified periods after it ceases to be our majority shareholder.
AIG owns approximately 77.7% of our outstanding common stock. As our majority shareholder, AIG continues to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. AIG also has sufficient voting power to approve amendments to our organizational documents. Although AIG has stated it intends to sell all of its interest in us over time, AIG is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of our common stock.
In addition, under the provisions of the separation agreement with AIG (the “Separation Agreement”), AIG has director designation rights, information rights, consent rights with respect to certain significant transactions and other rights during periods where AIG holds less than a majority of our common stock. Specifically, the Separation Agreement provides that, until the date on which AIG ceases to beneficially own at least 5% of our outstanding common stock, AIG will have the right to designate one or more members of our board of directors, with AIG entitled to representation generally proportionate to its common stock ownership, and until the date on which AIG ceases to beneficially own at least 25% of our outstanding common stock, AIG’s prior written consent is required before we may take certain corporate and business actions, including with respect to certain mergers, acquisitions, dispositions, issuances of capital stock or other securities, incurrences of debt, amendments to our Organizational Documents, hiring and firing of the chief executive or chief financial officers, share repurchases and other matters.
As a result of these consent rights, AIG will maintain significant control over our corporate and business activities until such rights cease. For additional discussion of AIG’s consent rights under the Separation Agreement, see “Related Party Transactions with AIG” in Note 21 of the notes to our consolidated financial statements.
We rely on exemptions from certain NYSE corporate governance requirements.
AIG controls the majority of the voting power of our outstanding common stock. Accordingly, we qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards, including:
•the requirement that a majority of the board consist of independent directors;
•the requirement to have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement to have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or otherwise have director nominees selected by vote of a majority of the independent directors; and
•the requirement for an annual performance evaluation of the nominating and governance and compensation committees.
We have availed ourselves of these exemptions. As a result, we do not have a majority of independent directors, a compensation committee or a nominating and governance committee. Additionally, we are not required to have all independent audit committee members until one year from our listing date. Consequently, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.
We and our stockholders may have conflicts of interest with AIG.
Conflicts of interest may arise between AIG and us, since AIG continues to engage in transactions with us. Further, AIG may, from time to time, acquire and hold interests in, or maintain business relationships with, businesses that compete directly or indirectly with us. In general, AIG could pursue business interests or exercise its voting power as stockholder in ways that are detrimental to us but beneficial to themselves or to other companies in which they invest or with whom they have relationships.
In addition, adverse publicity, regulator scrutiny and pending investigations by regulators or law enforcement agencies involving AIG could negatively impact our reputation due to our relationship with AIG, which could materially and adversely affect our business, results of operations, financial condition and liquidity.

Corebridge | 2022 Form 10-K 96

ITEM 1A | Risk Factors
Certain of our directors may have actual or potential conflicts of interest due to their AIG equity ownership or their current or former AIG positions.
A number of our directors have been, and will continue to be, AIG officers, directors or employees and, thus, have professional relationships with AIG’s executive officers, directors or employees. In addition, because of their current or former AIG positions, certain of our directors and executive officers own AIG common stock or other equity compensation awards. For some of these individuals, their individual holdings may be significant compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for AIG and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between AIG and us regarding the terms of the agreements governing our relationship with AIG.
We and AIG have indemnification obligations to one another.
We and AIG have entered into certain agreements, including the Separation Agreement, a registration rights agreement (the “Registration Rights Agreement”), the Trademark License Agreement, the Transition Services Agreement and a tax matters agreement (the “Tax Matters Agreement”), that govern our and AIG’s obligations to each other in respect of, among other things, governance rights, taxes, transition services and indemnification obligations. The amounts payable by us pursuant to such indemnification obligations could be significant. Alternatively, AIG’s failure to perform its indemnification or other obligations in favor of us could materially and adversely affect our business, results of operations, financial condition and liquidity.
We are not able to file a single U.S. consolidated federal income tax return for five years following the IPO.
Following the IPO, we are no longer included in the U.S. federal income tax group of which AIG is the common parent (the “AIG Consolidated Tax Group”) as AIG’s ownership of Corebridge shares is below 80% (the “Tax Deconsolidation”). In addition, AGC and its directly owned life insurance subsidiaries (the “AGC Group”) are not permitted to join in the filing of a U.S. consolidated federal income tax return with our other subsidiaries (collectively, the “Non-Life Group”) for the period of five full taxable years following our deconsolidation from AIG Inc. (the “five-year waiting period”). Instead, the AGC Group will file separately as members of the AGC consolidated U.S. federal income tax return during the five-year waiting period. Our ability to utilize tax deductions for interest expense may be diminished by our inability to file a single consolidated tax return for all of our subsidiaries during the five-year waiting period. As a result of the foregoing, the AGC Group and the Non-Life Group may pay more cash taxes than each would have paid if a single consolidated federal income tax return were permitted. Following the five-year waiting period, we are expected to file one U.S. consolidated federal income tax return, including both the AGC Group and the Non-Life Group. Any net operating losses (“NOLs”) incurred by our non-insurance companies during the five-year waiting period generally will be unavailable to reduce the taxable income of our insurance companies following the five-year waiting period. Similar principles may apply to state and local income tax liabilities in jurisdictions that conform to the federal rules.
We are expected to undergo an “ownership change” for U.S. federal income tax purposes.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation or its parent that is a “loss” corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change deferred tax assets to offset its post-ownership change income may be limited. Generally, a corporation is a loss corporation if, at the date of the ownership change, the corporation has tax loss carryforwards and other built-in losses or deductions which may be used in a tax year after the ownership change (“pre-change loss”).
Upon an ownership change, the amount of taxable income attributable to any post-change year which may be offset by a pre-change loss is subject to an annual limitation. Generally, the annual limitation is equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The current year annual limitation imposed under Section 382 would be increased by the amount of any unused limitation in a prior year(s). In addition, to the extent that a company has a net unrealized built-in loss or deduction at the time of an ownership change, Section 382 of the Code limits the utilization of any such loss or deduction which is realized and recognized during the five-year period following the ownership change.
We expect that we will meet the definition of a loss corporation and undergo an ownership change due to AIG’s expected sell down of its ownership interest in us. We may experience further ownership changes upon future issuances of our stock or due to secondary trading of our stock which may be outside of our control, and which could result in the application of additional limitations under Section 382. The resulting limitations from these ownership changes could increase the tax liability to which we are subject.

Corebridge | 2022 Form 10-K 97

ITEM 1A | Risk Factors
We are subject to risks associated with the Tax Matters Agreement and income taxes for years in which we were members of the AIG Consolidated Tax Group.
The Tax Matters Agreement provides that we generally will remain responsible for any and all taxes arising in pre-separation periods attributable to us. Although we will not be liable for matters settled by AIG for which we did not provide our prior written consent (to the extent reasonably withheld), AIG generally will control both the tax return preparation and audits and contests relating to pre-separation tax periods, which will determine the amount of any taxes for which we are responsible.
Also, for certain tax years or portions thereof, we were included in the AIG Consolidated Tax Group, and we did not file separate federal income tax returns. Under U.S. federal income tax laws, regardless of the contractual terms of the Tax Matters Agreement, any entity that is a member of a consolidated group at any time during a taxable year is severally liable to the IRS for the group’s entire federal income tax liability for the entire taxable year. Thus, notwithstanding any contractual rights to be reimbursed or indemnified by AIG pursuant to the Tax Matters Agreement, to the extent AIG or other members of the AIG Consolidated Tax Group fail to make any federal income tax payments required of them by law in respect of taxable years for which we were a member of the AIG Consolidated Tax Group, we would be liable. Similar principles apply for state and local income tax purposes in certain states and localities and for value-added tax in certain non-U.S. jurisdictions.
Our Organizational Documents contain anti-takeover provisions.
Our Organizational Documents include a number of provisions that could discourage, delay or prevent a change in our management or control over us that stockholders consider favorable, including provisions that:
•authorize the issuance of shares of our common stock that could be used by our Board to create voting impediments or to frustrate persons seeking to effect a takeover or gain control;
•authorize the issuance of ‘‘blank check’’ preferred stock that could be used by our Board to thwart a takeover attempt;
•provide that vacancies on our Board (other than vacancies created by the removal of a director by stockholder vote), including vacancies resulting from an enlargement of our Board, may be filled by a majority vote of directors then in office, even if less than a quorum; and
•establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders.
These provisions could prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions could adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.
Our Organizational Documents could also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant amount of Corebridge common stock that AIG beneficially owns, could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions could facilitate management entrenchment that could delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.
Our amended and restated certificate of incorporation includes limits on the personal liability of our directors and officers for breaches of fiduciary duty under the Delaware General Corporation Law.
Our amended and restated certificate of incorporation contains provisions eliminating the personal liability of our directors and officers for monetary damages to the extent permitted under the DGCL. Under the DGCL, the personal liability of a director or officer for monetary damages resulting from a breach of fiduciary duty may be eliminated except in circumstances involving:
•any breach of the duty of loyalty;
•acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;
•a director under Section 174 of the DGCL (unlawful dividends);
•any transaction from which the director or officer derives an improper personal benefit; or
•an officer in any action by or in the right of the corporation.
The principal effect of the limitation on liability provision is that a stockholder will be unable to prosecute an action for monetary damages against a director or officer unless the stockholder can demonstrate a basis for liability for which indemnification is not available under the DGCL. The inclusion of this provision in our amended and restated certificate of incorporation may discourage or deter stockholders or management from bringing a lawsuit against directors or officers for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our stockholders.

Corebridge | 2022 Form 10-K 98

ITEM 1A | Risk Factors
Our second amended and restated bylaws limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.
Our second amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our current or former directors, officers or employees;
•any action asserting a claim against us, or any director, officer or employee, arising pursuant to any provision of the DGCL, our Organizational Documents, including any suit or proceeding regarding indemnification or advancement or reimbursement of expenses; or
•any action asserting a claim that is governed by the internal affairs doctrine.
The above exclusive forum provision is, however, not intended to apply to claims brought under the Exchange Act and the rules and regulations thereunder.
Neither exclusive forum provision will mean that stockholders have waived our compliance with federal securities laws and the rules and regulations thereunder. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our second amended and restated bylaws related to choice of forum. The choice of forum provisions in our second amended and restated bylaws will limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our current or former directors, officers, other employees, agents or stockholders and may cause a stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the stockholder resides, which could discourage lawsuits with respect to such claims. Additionally, a court could determine that such exclusive forum provisions are unenforceable. If a court were to find the choice of forum provisions contained in our second amended and restated bylaws to be inapplicable to, or unenforceable in respect of, one or more specified types of actions and proceedings, we could incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, results of operations, financial condition and liquidity.
Our amended and restated certificate of incorporation provides that we waive any interest or expectancy in corporate opportunities presented to AIG and Blackstone.
Our amended and restated certificate of incorporation provides that we renounce and waive any interest or expectancy in, or in being offered an opportunity to participate in, corporate opportunities that are from time to time presented to AIG, Blackstone or their respective officers, directors, agents, stockholders, members, partners, affiliates or subsidiaries, even if the opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. None of AIG, Blackstone or their respective agents, stockholders, members, partners, affiliates or subsidiaries will generally be liable to us or any of our subsidiaries for breach of any fiduciary or other duty, as a director or otherwise, by reason of the fact that such person pursues, acquires or participates in such corporate opportunity, directs such corporate opportunity to another person or fails to present such corporate opportunity, or information regarding such corporate opportunity, to us unless, in the case of any such person who is a director or officer, such corporate opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer. To the fullest extent permitted by law, by becoming a stockholder in our Company, stockholders are deemed to have notice of and consented to this provision of our amended and restated certificate of incorporation. This allows AIG and Blackstone to compete with us for investment and other opportunities which could result in fewer such opportunities for us. We likely will not always be able to compete successfully with AIG and Blackstone (or any of their portfolio companies). Further, AIG or Blackstone may pursue acquisition opportunities for their respective businesses that are complementary to our business. As a result, such acquisition opportunities may not be available to us, and neither AIG nor Blackstone would have any obligation to offer us corporate opportunities.
Risks Relating to Our Common Stock
The market price of our common stock could be volatile and could decline.
The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:
•domestic and international economic factors unrelated to our performance, including industry or general market conditions;
•changes in our customers’ preferences;
•new regulatory pronouncements and changes in regulatory guidelines or lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•investor perception of us and our industry, including as a result of adverse publicity related to us or another industry participant or speculation in the press or investment community;

Corebridge | 2022 Form 10-K 99

ITEM 1A | Risk Factors
•any future issuance by us of senior or subordinated debt securities or preferred stock or other equity securities that rank senior to our common stock;
•lack of, or changes in, securities analysts’ estimates of our or our industry’s financial performance, or unfavorable or misleading research coverage and reports by industry analysts;
•action by institutional stockholders or other large stockholders (including AIG), including future sales of our common stock or our other securities;
•actual or anticipated fluctuations in our operating results, failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
•changes in market valuations or earnings of similar companies;
•announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships or significant impairment charges;
•war, terrorist acts and epidemic disease;
•additions or departures of key personnel; and
•misconduct or other improper actions of our employees.
Stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which could materially and adversely affect our business, results of operations, financial condition and liquidity.
Future sales of shares by our existing stockholders could cause our stock price to decline.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales, or the possibility that these sales could occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
All of the shares sold in the IPO were immediately tradable without restriction under the Securities Act, except for any shares held by “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”).
The remaining shares of our common stock outstanding are restricted securities within the meaning of Rule 144, but are eligible for resale subject, in certain cases, to applicable volume, manner of sale, holding period and other limitations of Rule 144 or pursuant to an exception from registration under Rule 701 under the Securities Act, subject to the terms of certain lock-up agreements applicable to AIG, Blackstone, us and our directors and executive officers.
Subject to the expiration or waiver of those lock-up agreements, AIG has the right to require us to register shares of common stock for resale in some circumstances pursuant to the Registration Rights Agreement. Similarly, beginning one year after the completion of the IPO, Blackstone has the right to require us to register shares of common stock for resale in some circumstances pursuant to the Blackstone Stockholders’ Agreement.

Applicable insurance laws could make it difficult to effect a change of control of our company.
The insurance laws and regulations of the various states in which our insurance subsidiaries are organized could delay or impede a business combination involving us. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. These regulatory restrictions could delay, deter or prevent a potential merger or sale of our Company, even if our Board decides that it is in the best interests of stockholders for us to merge or be sold. These restrictions could also delay sales by us or acquisitions by third parties of our insurance subsidiaries.

Corebridge | 2022 Form 10-K 100

ITEM 1B | Unresolved Staff Comments
Item 1B. | Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Exchange Act.
Item 2. | Properties
We currently own and occupy the buildings comprising our corporate headquarters campus and related properties in Houston, Texas. We also have the following material office space leases: Brentwood, Tennessee; Los Angeles, California; and Cork, Ireland.
Item 3. | Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 14 of the notes to our audited annual consolidated financial statements included elsewhere in this report. See ‘‘Risk Factors—Risks Relating to Business and Operations—We may be subject to significant legal, governmental, or regulatory proceedings.’’
Item 4. | Mine Safety Disclosures
Not applicable.

Corebridge | 2022 Form 10-K 101

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Part II
Item 5. | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General
Our common stock, par value $0.01 per share, began trading on the NYSE under the symbol “CRBG” on September 19, 2022. As of February 23, 2023, there were three shareholders of record, which differs from the number of beneficial owners of our common stock.

Purchases of Equity Securities by the Issuer
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31	—	—	—	—
November 1-30	—	—	—	—
December 1-31	—	—	—	—
Total	—	—	—	—

Corebridge | 2022 Form 10-K 102

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph
The graph and table below present the cumulative total shareholder return on Corebridge common stock relative to the performance of the S&P’s 500 Index, the S&P Insurance Index and the S&P Financials Index, respectively, between the closing market price at the end of September 15, 2022 (the date our common stock commenced regular way trading on the NYSE) and December 31, 2022. The graph and table show the total return on a hypothetical $100 investment in our common stock and data for each index, respectively, on September 15, 2022, including the reinvestment of all dividends. The points on the graph and the values in the table represent month-end values based on the last trading day of each month. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Sep 15	Sep 30	Oct 31	Nov 30	Dec 31
Corebridge Financial, Inc.	$100.00	$94.98	$110.62	$108.52	$99.03
S&P 500	$100.00	$91.95	$99.40	$104.95	$98.90
S&P 500 Financials	$100.00	$91.28	$102.23	$109.43	$103.70
S&P 500 Insurance	$100.00	$93.61	$106.06	$111.68	$109.12
Item 6. | [Reserved]

Corebridge | 2022 Form 10-K 103

ITEM 7. | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.
Corebridge has incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report on Form 10-K to assist readers seeking additional information related to a particular subject.
In this Annual Report on Form 10-K, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “Corebridge,” “we,” “us” and “our” to refer to Corebridge Financial, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “Corebridge Parent” to refer solely to Corebridge Financial, Inc., and not to any of its consolidated subsidiaries.
This MD&A addresses the consolidated financial condition of Corebridge as of December 31, 2022, compared with December 31, 2021, and its consolidated results of operations for the years ended December 31, 2022, 2021 and 2020. In addition to historical data, this discussion contains forward-looking statements about our business operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the “Risk Factors,” the audited annual consolidated financial statements and the statements under “Forward-Looking Statements,” included elsewhere in this Annual Report on Form 10-K.

Corebridge | 2022 Form 10-K 104

Corebridge | 2022 Form 10-K 105

ITEM 7 | Executive Summary

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
•Policy fees are principally derived from our individual retirement, group retirement, universal life insurance, COLI-BOLI and stable value wrap (“SVW”) products. Our policy fees typically vary directly with the underlying account value or benefit base of our annuities. Account value and benefit base are influenced by changes in economic conditions, including changes in levels of equity prices, and changes in levels of interest rates and credit spreads, as well as net flows;
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

Corebridge | 2022 Form 10-K 106

ITEM 7 | Executive Summary
SIGNIFICANT FACTORS IMPACTING OUR RESULTS
The following significant factors have impacted, and may in the future impact, our business, results of operations, financial condition and liquidity.
Impact of Fortitude Re
In 2018, AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Group Holdings, LLC (“Fortitude Holdings”), in a series of reinsurance transactions related to certain of AIG’s legacy operations. In February 2018, AGL, VALIC and USL entered into modco agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda. Additionally, AIG Bermuda novated its assumption of certain long-duration contracts from an affiliated entity to Fortitude Re.
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
On June 2, 2020, AIG completed the Majority Interest Fortitude Sale. Following closing of the Majority Interest Fortitude Sale, AIG contributed $135 million of its proceeds from the Majority Interest Fortitude Sale to USL. On October 1, 2021, AIG contributed its remaining 3.5% interest in Fortitude Re Bermuda to us and we are entitled to a seat on the board of Fortitude Re Bermuda. At March 31, 2022, our ownership interest in Fortitude Re Bermuda was reduced from 3.5% to 2.46% due to a round of equity financing, by third-party investors, in which we did not participate, that closed on March 31, 2022. As of December 31, 2022, $32.2 billion of reserves related to business written by multiple wholly owned AIG subsidiaries, including $27.8 billion of reserves related to Corebridge, had been ceded to Fortitude Re. As of closing of the Majority Interest Fortitude Sale on June 2, 2020, these reinsurance transactions were no longer considered affiliated transactions.
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

Corebridge | 2022 Form 10-K 107

ITEM 7 | Executive Summary
Fortitude Re funds withheld impact:

	Years Ended December 31,
(in millions)	2022	2021	2020
Net investment income - Fortitude Re funds withheld assets	$891	$1,775	$1,427
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses)on Fortitude Re funds withheld assets	(397)	924	1,002
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	6,347	(687)	(3,978)
Net realized gains (losses) on Fortitude Re funds withheld assets	5,950	237	(2,976)
Income (loss) before income tax benefit (expense)	6,841	2,012	(1,549)
Income tax benefit (expense)*	(1,437)	(423)	325
Net income (loss)	5,404	1,589	(1,224)
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available for sale*	(5,064)	(1,488)	1,165
Comprehensive income (loss)	$340	$101	$(59)
*    The income tax expense (benefit) and the tax impact on OCI were computed using Corebridge Parent’s U.S. statutory tax rate of 21%.
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
•the economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality and volatility; and
•the economic hedge target excludes the non-performance, or “own credit” risk adjustment used in the GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the “NPA spread”) to the curve used to discount projected benefit cash flows. Because the GAAP valuation includes the NPA spread and other explicit risk margins, it has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.
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

Corebridge | 2022 Form 10-K 108

ITEM 7 | Executive Summary
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
The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Years Ended December 31,
(in millions)	2022	2021	2020
Change in fair value of embedded derivatives, excluding the update of actuarial assumptions and NPA(a)	$2,671	$2,422	$(1,152)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities(b)	30	56	44
Interest rate derivative contracts	(2,188)	(600)	1,342
Equity derivative contracts	805	(1,217)	(679)
Change in fair value of variable annuity hedging portfolio	(1,353)	(1,761)	707
Change in fair value of embedded derivatives excluding the update of actuarial assumptions and NPA, net of hedging portfolio	1,318	661	(445)
Change in fair value of embedded derivatives due to NPA spread	915	(68)	50
Change in fair value of embedded derivatives due to change in NPA volume	(1,061)	(383)	404
Change in fair value of embedded derivatives due to the update of actuarial assumptions	79	(60)	194
Total change due to the update of actuarial assumptions and NPA	(67)	(511)	648
Net impact on pre-tax income	1,251	150	203
Impact to Consolidated Income Statement line
Net investment income, net of related interest credited to policyholder account balances	30	56	44
Net realized gains	1,221	94	159
Net impact on pre-tax income	1,251	150	203
Net change in value of economic hedge target and related hedges
Net impact on economic gains	$714	$109	$295
(a)The non-performance risk adjustment (“NPA”) adjusts the valuation of derivatives to account for our own non-performance risk in the fair value measurement of all derivative net liability positions.
(b)The impact to OCI were gains (losses) of $(527) million and $(122) million, and a gain of $217 million for the years ended December 31, 2022, 2021 and 2020, respectively. The losses in the year ended December 31, 2022 were due to higher interest rates and widening spreads. The losses in the year ended December 31, 2021 were due to higher interest rates, partially offset by gains due to tightening spreads. The gain in 2020 reflected the impact of decreases in interest rates and tightening credit spreads.
Year Ended December 31, 2022
Net impact on pre-tax income of $1.3 billion resulted from:
•$1.3 billion gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by increases in interest rates, partially offset by lower equity markets; and
•$67 million loss due to the update of actuarial assumptions and NPA was driven by the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments, partially offset by a widening of the NPA credit spread.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the year ended December 31, 2022, we had a net mark-to-market gain of approximately $714 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads and update of actuarial assumptions.
Year Ended December 31, 2021
Net impact on pre-tax income of $150 million resulted from:
•$661 million gain in the fair value of embedded derivatives excluding update of actuarial assumptions and NPA, net of the hedging portfolio was driven by increases in interest rates and higher equity markets; and
•$511 million loss due to the update of actuarial assumptions and NPA was driven by a tightening of the NPA credit spread, and the impact of higher interest rates and equity that resulted in NPA volume losses from lower expected GMWB payments.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In 2021, we had a net mark-to-market gain of approximately $109 million from our hedging activities related to our economic hedge target primarily driven by higher equity markets, partially offset by losses from the review and update of actuarial assumptions.

Corebridge | 2022 Form 10-K 109

ITEM 7 | Executive Summary
Year Ended December 31, 2020
Net impact on pre-tax income of $203 million resulted from:
•$445 million loss in the fair value of embedded derivatives excluding update of actuarial assumptions and NPA, net of the hedging portfolio was driven by lower interest rates, partially offset by higher equity markets; and
•$648 million gain due to the update of actuarial assumptions and NPA was driven by a widening of the NPA credit spread, the impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments and gains from the review and update of actuarial assumptions.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In 2020, we had a net mark-to-market gain of approximately $295 million from our hedging activities related to our economic hedge target primarily driven by gains from higher equity markets and gains from the review and update of actuarial assumptions.
Embedded Derivatives for Variable Annuity, Fixed Index Annuity and Index Universal Life Products
Certain of our variable annuity contracts contain GMWBs and are accounted for as embedded derivatives. Additionally, certain fixed index annuity contracts contain GMWBs or indexed interest credits which are accounted for as embedded derivatives and our index universal life insurance products also contain embedded derivatives. Policyholders may elect to rebalance among the various accounts within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the index component by establishing different participation rates or caps on equity index credited rates. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates and our ability to adjust the participation rate and the cap on equity indexed credited rates in light of market conditions and policyholder behavior assumptions.
The following table summarizes the fair values of the embedded derivatives for variable annuities, fixed index annuity and index universal life products:

	December 31,
(in millions)	2022	2021
Variable annuities GMWBs	$677	$2,472
Fixed index annuities, including certain GMWBs	$5,718	$6,445
Index Life	$710	$765
Actuarial Assumption Changes
Most of the fixed annuities, fixed index annuities, variable annuity products and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either separate account liabilities or policyholder contract deposits. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and deferred sales inducements (“DSI”). The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; (iv) certain product guarantees reported as embedded derivatives which are carried at fair value; and (v) unearned revenue and assets for DAC, VOBA and DSI related to investment-oriented contracts, such as universal life insurance, and fixed, fixed index and variable annuities, which are amortized in relation to the estimated gross profits.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Critical Accounting Estimates—Estimated Gross Profits to Value Deferred Acquisition Costs and Unearned Revenue for Investment-Oriented Products” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Critical Accounting Estimates—Future Policy Benefits for Life and Accident and Health Insurance Contracts.”

Corebridge | 2022 Form 10-K 110

ITEM 7 | Executive Summary
The following table presents the increase (decrease) in pre-tax income resulting from the annual update of actuarial assumptions, which occurs in the third quarter of each year, by financial statement line item as reported in the Consolidated Statements of Income (Loss):

	Years Ended December 31,
(in millions)	2022	2021	2020
Premiums	$—	$(41)	$—
Policy fees	(3)	(74)	(106)
Interest credited to policyholder account balances	(15)	(54)	(6)
Amortization of deferred policy acquisition costs	(56)	(143)	225
Policyholder benefits	17	86	(246)
Increase (decrease) in adjusted pre-tax operating income	(57)	(226)	(133)
Change in DAC related to net realized gains (losses)	(19)	32	(44)
Net realized gains	70	50	142
Increase (decrease) in pre-tax income	$(6)	$(144)	$(35)
The following table presents the increase (decrease) in adjusted pre-tax operating income resulting from the annual update in actuarial assumptions, which occurs in the third quarter of each year, by segment and product line:

	Years Ended December 31,
(in millions)	2022	2021	2020
Individual Retirement:
Fixed annuities	$(83)	$(267)	$(77)
Variable annuities	—	7	13
Fixed index annuities	(3)	(60)	(30)
Total Individual Retirement	(86)	(320)	(94)
Group Retirement	2	(5)	68
Life Insurance	24	99	(108)
Institutional Markets	3	—	1
Total increase (decrease) in adjusted pre-tax operating income from update of assumptions*	$(57)	$(226)	$(133)
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
The Company adopted targeted improvements to the accounting for long-duration contracts (the “standard” or “LDTI”) on January 1, 2023, with a transition date of January 1, 2021 (as described in the additional detail below). The adoption of this standard will impact our financial condition, results of operations, statement of cash flows and disclosures, as well as systems, processes and controls.
The Company adopted the standard using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs associated therewith, while the Company adopted the standard in relation to market risk benefits (“MRBs”) on a retrospective basis. Based upon this transition method, as of the January 1, 2021 transition date (“Transition Date”) the impact from adoption is expected to result in a decrease of the Company’s after-tax equity between approximately $1.0 billion and $1.5 billion; consisting of a decrease in AOCI between approximately $1.8 billion and $2.3 billion, offset by an increase in Retained earnings between approximately $800 million and $1.3 billion. The net increase in Retained Earnings resulted from (1) the reclassification of the cumulative effect of non-performance adjustments related to our products in our Individual Retirement and Group Retirement segments that are currently measured at fair value (e.g., living benefit guarantees associated with variable annuities), partially offset by (2) a reduction from the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., death benefit guarantees associated with variable annuities). The net decrease in AOCI

Corebridge | 2022 Form 10-K 111

ITEM 7 | Executive Summary
resulted from (1) the reclassification of the cumulative effect of non-performance adjustments discussed above and (2) changes to the discount rate which will most significantly impact our Life Insurance and Institutional Markets segments, partially offset by (3) the removal of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments.
The Company estimates that the after-tax impact to equity from the adoption of LDTI as of September 30, 2022 is expected to result in an increase between approximately $800 million and $1.3 billion; consisting of an increase to Retained earnings between approximately $1.2 billion and $1.7 billion, and a decrease in AOCI between approximately $400 million and $900 million. This increase in the estimate since January 1, 2021 has been predominately driven by market movements.
Market risk benefits: The standard requires the measurement of all MRBs (e.g., living benefit and death benefit guarantees) associated with deposit (or account balance) contracts at fair value at each reporting period. Changes in fair value compared to prior periods will be recorded and presented separately within the income statement, except that instrument-specific credit risk changes (non-performance adjustments) will be recognized in other comprehensive income. MRBs will impact both retained earnings and AOCI upon transition. The transition adjustment for MRBs will primarily impact our Individual Retirement and Group Retirement segments.
Discount rate assumption: The standard requires the discount rate assumption for the liability for future policy benefits to be updated at the end of each reporting period using an upper-medium grade (low credit risk) fixed income instrument yield that maximizes the use of observable market inputs. Upon transition, the Company currently estimates an adjustment to AOCI due to the fact that the market upper-medium grade (low credit risk) interest rates as of the Transition Date differ from reserve interest accretion rates. Lower interest rates result in a higher liability for future policy benefits and are anticipated to more significantly impact our Life Insurance segment, in particular non-universal life contracts and Institutional Markets segments. The standard does not impact the discount rate assumption for universal life contracts.
Removal of balances related to changes in unrealized appreciation (depreciation) on investments: Currently, DAC and reserves for universal life insurance and investment-oriented products are adjusted at each balance sheet date to reflect the change in DAC, unearned revenue and benefit reserves with an offset to Other comprehensive income (loss) as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (changes related to unrealized appreciation (depreciation) of investments). Under the standard, the majority of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments will be eliminated.
In addition to the above, the standard also:
•Requires the review and, if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and separate presentation of any resulting re-measurement gain or loss (except for discount rate changes as noted above) in the income statement. The Company still anticipates completing its annual assumption update in the third quarter.
•Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test. Accordingly, we expect less variability in our DAC amortization as the DAC related to universal life insurance and investment-type products, for example variable, fixed and fixed index annuities will no longer be required to be amortized in relation to the incidence of estimated gross profits to be realized over the expected lives of the contract. As DAC will be amortized on a constant level basis, DAC amortization related to universal life insurance and investment-type products will be less impacted by the annual actuarial assumption update or changing economic conditions.
•Increases disclosures of disaggregated roll forwards of several balances, including: liabilities for future policy benefits, deferred acquisition costs, account balances, market risk benefits, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.
We expect that the accounting for Fortitude Re will continue to remain largely unchanged. With respect to Fortitude Re, the reinsurance assets, including the discount rates, will continue to be calculated using the same methodology and assumptions as the direct policies. Accounting for modco remains unchanged.
We have created a governance framework and a plan to support implementation of the updated standard. As part of our implementation plan, we have also advanced the modernization of our actuarial technology platform to enhance our modeling, data management, experience study and analytical capabilities, increase the end-to-end automation of key reporting and analytical processes and optimize our control framework. We have designed and implemented internal controls related to the new processes created as part of implementing the updated standard and are substantially complete with our testing of these internal controls.
Our Strategic Partnership with Blackstone
We believe that our strategic partnership with Blackstone has the potential to yield significant economic and strategic benefits over time. We believe that Blackstone’s ability to originate attractive and privately sourced, fixed-income oriented assets, will be accretive to our businesses and provide us with an enhanced competitive advantage.

Corebridge | 2022 Form 10-K 112

ITEM 7 | Executive Summary
Pursuant to the partnership, we initially transferred management of $50 billion of our existing investment portfolio. Beginning in the fourth quarter of 2022, we transferred an additional $2.1 billion to Blackstone. The amount managed by Blackstone will increase to $92.5 billion by the third quarter of 2027.
As of December 31, 2022, the book value of the assets transferred to Blackstone was $48.9 billion. We expect Blackstone to invest these assets primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. Blackstone’s preferred credit and lending strategy is to seek to control all significant components of the underwriting and pricing processes with the goal of facilitating bespoke opportunities with historically strong credit protection and attractive risk-adjusted returns. Blackstone seeks to capture enhanced economics to those available in the traditional fixed income markets by going directly to the lending source.
As described above, Blackstone currently manages a portfolio of private and structured credit assets, commercial and residential real estate securitized and whole loans for Corebridge. We believe Blackstone is well-positioned to add value and drive new originations across credit and real estate asset classes. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital positions.
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
Our Investment Management Agreements with BlackRock
Under the BlackRock Agreements, we have completed the transfer of the management of approximately $82.4 billion in book value of liquid fixed income and certain private placement assets in the aggregate to BlackRock as of December 31, 2022. In addition, liquid fixed income assets associated with Fortitude Re portfolio were separately transferred to BlackRock. The BlackRock Agreements provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance.
See “Business—Investment Management—Our Investment Management Agreements with BlackRock.”
Affordable Housing Sale
On December 15, 2021, Corebridge and Blackstone Real Estate Income Trust (“BREIT”), a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of Corebridge’s interests in a U.S. affordable housing portfolio for $4.9 billion, in an all cash transaction, resulting in a pre-tax gain of $3.0 billion. We recognized $186 million of APTOI related to the U.S. affordable housing portfolio, primarily consisting of net investment income of $309 million offset by interest expense of $107 million for the year ended December 31, 2021.
Fair Value Option Bond Securities
We elect the fair value option on certain bond securities. When the fair value option is elected, the realized and unrealized gains and losses on these securities are reported in net investment income.
The following table shows the net investment income reported on fair value option bond securities.

	Years Ended December 31,
(in millions)	2022	2021	2020
Net investment income - excluding Fortitude Re funds withheld assets	$(30)	$17	$66
Net investment income - Fortitude Re funds withheld assets	(378)	9	6
Total	$(408)	$26	$72
Tax Impact from Separation
Following the IPO, AIG owns a less than 80% interest in Corebridge, resulting in tax deconsolidation of Corebridge Parent and its subsidiaries from the AIG Consolidated Tax Group. In addition, under applicable law, the AGC Group will not be permitted to join in the filing of a U.S. consolidated federal income tax return with our other subsidiaries (collectively, the “Non-Life Group”) for the five-year waiting period. Instead, the AGC Group is expected to file separately as members of the AGC consolidated U.S. federal income tax return during the five-year waiting period. Upon the tax deconsolidation from the AIG Consolidated Tax Group, absent any prudent

Corebridge | 2022 Form 10-K 113

ITEM 7 | Executive Summary
and feasible tax planning strategies, our net operating losses and foreign tax credit carryforwards generated by the non-life insurance companies will more likely than not expire unutilized. Additionally, after assessing the relative weight of all positive and negative evidence, we concluded that at the time of tax deconsolidation a valuation allowance of $145 million related to the tax attribute carryforwards and other deferred tax assets for the Non-Life Group was necessary. As a result of prior year tax return adjustments, we released $9 million of valuation allowance recorded due to tax deconsolidation. Subsequently, we established an additional valuation allowance of $15 million for the Non-Life Group based on post separation results. Accordingly, an additional valuation allowance of $133 million was established in 2022 with respect to our deferred tax assets. Following the five-year waiting period, the AGC Group is expected to join our U.S. consolidated federal income tax return. Principles similar to the foregoing may apply to state and local income tax liabilities in jurisdictions that conform to federal rules.
Sale of Certain Assets of Our Retail Mutual Funds Business
On February 8, 2021, we announced the execution of a definitive agreement with Touchstone Investments, Inc. (“Touchstone”), an indirect wholly owned subsidiary of Western & Southern Financial Group, to sell certain assets of our retail mutual funds business. This sale consisted of the reorganization of twelve of the retail mutual funds managed by our subsidiary SunAmerica Asset Management LLC (“SAAMCo”) into certain Touchstone funds and was subject to certain conditions, including approval of the fund reorganizations by the retail mutual fund boards of directors/trustees and fund shareholders. The transaction closed on July 16, 2021, at which time we received initial proceeds and recognized a gain on the sale of $103 million. Concurrently, the twelve retail mutual funds managed by SAAMCo, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional consideration has been and may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. We continue to retain our fund management platform and capabilities dedicated to our variable annuity insurance products.
Separation Costs
In connection with our separation from AIG, we have incurred and expect to continue to incur one-time and recurring expenses. We estimate that our one-time expenses will be between approximately $350 million and $450 million on a pre-tax basis from January 1, 2022. As of December 31, 2022 we have incurred approximately $180 million of one-time expenses. These expenses primarily relate to replicating and replacing functions, systems and infrastructure provided by AIG; rebranding; and accounting advisory, consulting and actuarial fees. In addition to these separation costs, we expect to incur costs related to the evolution of our investments organization to reflect our strategic partnerships with key external managers, our implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in fees for asset management services. We expect to incur the majority of these costs by December 31, 2023.
In addition, as part of Corebridge Forward, we aim to achieve an annual run rate expense reduction of approximately $400 million on a pre-tax basis within two to three years of the IPO and have acted upon or contracted approximately $232 million of exit run rate savings for the year ended December 31, 2022, and expect the majority of the reduction to be achieved within 24 months of the IPO. To achieve this goal, Corebridge Forward is expected to have a one-time expense of approximately $300 million on a pre-tax basis and as of December 31, 2022 the cost to achieve has been approximately $84 million.
COREBRIDGE’S MACROECONOMIC, INDUSTRY AND REGULATORY TRENDS
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
Below is a discussion of certain industry and economic factors impacting our business:
Impact of COVID-19
We are continually assessing the impact on our business, operations and investments of COVID-19 and the resulting ongoing economic and societal disruption. These impacts initially included a global economic contraction, disruptions in financial markets, increased market volatility and declines in certain equity and other asset prices that had negative effects on our investments, our access to liquidity, our ability to generate new sales and the costs associated with claims. Further, significant legislative and regulatory activity has occurred at both the U.S. federal and state levels, as well as globally. We cannot predict what form future legal and regulatory responses to concerns about COVID-19 and related public health issues will take, or how such responses will impact our business.

Corebridge | 2022 Form 10-K 114

ITEM 7 | Executive Summary
The most significant impacts relating to COVID-19 have been the impact of interest rate, credit spreads and equity market levels on spread and fee income, deferred acquisition cost amortization and increased mortality. We are actively monitoring the mortality rates and the potential direct and indirect impacts that COVID-19 may have across our businesses. The impact on the results for the year ended December 31, 2022 with respect to COVID-19 is primarily, but not limited to, COVID-19-related mortality. Our estimated reduction in pre-tax income and APTOI impact in the United States and UK from COVID-19 was $199 million, $408 million and $259 million for the years ended December 31, 2022, 2021 and 2020, respectively. The last two quarters saw the fewest national fatalities since the start of the pandemic. Actual data related to cause of death is not always available for all claims paid, and such cause of death data does not always capture the existence of comorbid conditions. As a result, COVID-19 pre-tax income and APTOI impacts are estimates of the total impact of COVID-19 related claim activity based on available data. The regulatory approach to the pandemic and impact on the insurance industry is continuing to evolve and its ultimate impact remains uncertain. Prospectively in the United States, we estimate a reduction in pre-tax income and APTOI of $65 million to $75 million for every 100,000 population deaths.
We have a diverse investment portfolio with material exposures to various forms of credit risk. To date, there has been minimal impact on the value of the portfolio. At this point in time, uncertainty surrounding the duration and severity of the COVID-19 pandemic makes the long-term financial impact difficult to quantify.
COVID-19 continued to have an impact in 2022. Circumstances resulting from the COVID-19 pandemic, in addition to an increase in claims, may also impact utilization of benefits, lapses or surrenders of policies and payments of insurance premiums, all of which have impacted and could further impact the revenues and expenses associated with our products.
See “Risk Factors—Risks Relating to Market Conditions—We are exposed to risk from the COVID-19 pandemic.”
Demographics
We expect our target market of individuals planning for retirement to continue to grow with the size of the U.S. population age 65 and over that is expected to increase by approximately 30% by 2030 from 2020. In addition, we believe that reduced employer-paid retirement benefits will drive an increasing need for our individual retirement solutions. Further, consumers in the United States continue to prefer purchasing life insurance and retirement products through an agent or advisor, which positions us favorably given our broad distribution platform and in-house advisory capabilities. We continue to seek opportunities to develop new products and adapt our existing products to the growing needs of individuals to plan, save for and achieve secure financial futures.
Equity Markets
Our financial results are impacted by the performance of equity markets, which impacts the performance of our alternative investment portfolio, fee income, net amount at risk, policyholder benefits and DAC. For instance, in our variable annuity separate accounts, mutual fund assets and brokerage and advisory assets, we generally earn fee income based on the account value, which fluctuates with the equity markets as a significant amount of these assets are invested in equity funds. The impact of equity market returns, both increases and decreases, is reflected in our results due to the impact on the account value and the fair values of equity-exposed securities in our investment portfolio.
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
See “Risk Factors—Risks Relating to Market Conditions—We are exposed to risk from equity market declines or volatility.”
Market and other economic factors may result in increased credit impairments, downgrades and losses across single or numerous asset classes due to lower collateral values or deteriorating cash flow and profitability by borrowers could lead to higher defaults on our investment portfolio, especially in geographic, industry or investment sectors where we have higher concentrations of exposure, such as real estate related borrowings. These factors can also cause widening of credit spreads which could reduce investment asset valuations, decrease fee income and increase statutory capital requirements, as well as reduce the availability of investments that are attractive from a risk-adjusted perspective.
See “Risk Factors—Our business is highly dependent on economic and capital market conditions.”
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the fourth quarter of 2022 may impact the private equity investments in the alternative investments portfolio in the first quarter of 2023.

Corebridge | 2022 Form 10-K 115

ITEM 7 | Executive Summary
Impact of Changes in the Interest Rate Environment
Key U.S. benchmark rates continued to rise during 2022 as markets react to inflation measures, geopolitical risk and the Board of Governors of the Federal Reserve System raising short-term interest rates for the first time since 2018. A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products resulting in an increase in our base net investment spreads.
As of December 31, 2022, increases in key rates have improved yields on new investments, which are now closer to the yield on maturities and redemptions (“run-off yield”) that we are experiencing on our existing portfolios and in some instances are higher than the run-off yield. Furthermore, the impact of interest rate increases is further reflected in our results as these rate increases have also reduced the value of fixed income assets that are held in the variable annuity separate accounts and brokerage and advisory assets, and accordingly, have adversely impacted the fees that are charged on these accounts. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
Fluctuations in interest rates may result in changes to certain statutory reserve or capital requirements that are based on formulas or models that consider interest rates or prescribed interest rates, such as cash flow testing. Rising interest rates can have a mixed impact on statutory financials due to higher surrender activity, particularly for fixed annuities, offset by potentially lower reserves for other products under various statutory reserving frameworks.
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
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see “Business—Regulation.”
Annuity Sales and Surrenders
The rising rate environment and our partnership with Blackstone have provided a strong tailwind for fixed annuity sales with sales in the three- to five-year products significantly increasing, however, higher rates has also resulted in an increase in surrenders. Continued rising interest rates could create the potential for increased sales but may also drive higher surrenders relative to what we have already experienced. Fixed annuities have surrender charge periods, generally in the three-to-seven-year range. Fixed index annuities have surrender charge periods, generally in the five-to-ten-year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period.
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
For additional information on our investment and asset-liability management strategies, see “Investments.”
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

Corebridge | 2022 Form 10-K 116

ITEM 7 | Executive Summary
expect to continue to adjust crediting rates on in-force business, as appropriate, to be responsive to a rising rate environment. As interest rates rise, we may need to raise crediting rates on in-force business for competitive and other reasons, potentially offsetting a portion of the additional investment income resulting from investing in a higher interest rate environment.
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 64% and 68% were crediting at the contractual minimum guaranteed interest rate at December 31, 2022 and December 31, 2021, respectively. The percentages of fixed account values of our annuity products that are currently crediting at rates above 1% were 55% and 58% at December 31, 2022 and December 31, 2021, respectively. In the universal life insurance products in our Life Insurance business, 62% and 67% of the account values were crediting at the contractual minimum guaranteed interest rate at December 31, 2022 and December 31, 2021, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Years Ended December 31,
(in millions)	2022	2021	2020
Total revenues	$26,679	$23,390	$15,062
Fortitude Re related items:
Net investment income on Fortitude Re funds withheld assets	(891)	(1,775)	(1,427)
Net realized (gains) losses on Fortitude Re funds withheld assets	397	(924)	(1,002)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	(6,347)	687	3,978
Subtotal - Fortitude Re related items	(6,841)	(2,012)	1,549
Other non-Fortitude Re reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	(56)	(60)	(56)
Non-operating litigation reserves and settlements	(25)	—	(12)
Other (income) - net	(51)	(37)	(53)
Net realized (gains) losses*	(1,691)	(791)	916
Subtotal - Other non-Fortitude Re reconciling items	(1,823)	(888)	795
Total adjustments	(8,664)	(2,900)	2,344
Adjusted revenues	$18,015	$20,490	$17,406

Corebridge | 2022 Form 10-K 117

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
*    Represents all net realized gains and losses except gains (losses) related to the disposition of real estate investments and earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Earned income for non-qualifying (economic) hedging or for asset replication is reclassified from net realized gains and losses to specific APTOI line items (e.g., net investment income and interest credited to policyholder account balances) based on the economic risk being hedged.
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
Our investment-oriented contracts, such as universal life insurance, and fixed, fixed index and variable annuities, are also impacted by net realized gains (losses), and these secondary impacts are also excluded from APTOI. Specifically, the changes in benefit reserves and DAC, VOBA and DSI assets related to net realized gains (losses) are excluded from APTOI.
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
•losses from the impairment of goodwill; and

Corebridge | 2022 Form 10-K 118

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
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

Corebridge | 2022 Form 10-K 119

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) attributable to Corebridge to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) attributable to Corebridge:

Years Ended December 31,	2022				2021				2020
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/net income, including noncontrolling interests	$10,460	$1,991	$—	$8,469	$10,127	$1,843	$—	$8,284	$851	$(15)	$—	$866
Noncontrolling interests	—	—	(320)	(320)	—	—	(929)	(929)	—	—	(224)	(224)
Pre-tax income/net income attributable to Corebridge	10,460	1,991	(320)	8,149	10,127	1,843	(929)	7,355	851	(15)	(224)	642
Fortitude Re related items
Net investment income on Fortitude Re funds withheld assets	(891)	(187)	—	(704)	(1,775)	(373)	—	(1,402)	(1,427)	(300)	—	(1,127)
Net realized (gains) losses on Fortitude Re funds withheld assets	397	83	—	314	(924)	(194)	—	(730)	(1,002)	(210)	—	(792)
Net realized losses on Fortitude Re funds withheld embedded derivative	(6,347)	(1,370)	—	(4,977)	687	144	—	543	3,978	835	—	3,143
Net realized losses on Fortitude transactions	—	—	—	—	(26)	(5)	—	(21)	91	19		72
Subtotal Fortitude Re related items	(6,841)	(1,474)	—	(5,367)	(2,038)	(428)	—	(1,610)	1,640	344	—	1,296
Other Reconciling Items:
Changes in uncertain tax positions and other tax adjustments	—	95	—	(95)	—	174	—	(174)	—	119	—	(119)
Deferred income tax valuation allowance (releases) charges	—	(157)	—	157	—	(26)	—	26	—	—	—	—
Changes in fair value of securities used to hedge guaranteed living benefits	(30)	(6)	—	(24)	(56)	(12)	—	(44)	(44)	(9)	—	(35)
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	308	65	—	243	101	21	—	80	(60)	(13)	—	(47)
Loss on extinguishment of debt	—	—	—	—	219	46	—	173	10	2	—	8
Net realized (gains) losses*	(1,710)	(359)	—	(1,351)	(813)	(171)	68	(574)	895	190	30	735
Non-operating litigation reserves and settlements	(25)	(5)	—	(20)	—	—	—	—	(12)	(3)	—	(9)
Separation costs	180	142	—	38	—	—	—	—	—	—	—	—
Restructuring and other costs	147	31	—	116	44	9	—	35	63	13	—	50
Non-recurring costs related to regulatory or accounting changes	12	3	—	9	31	7	—	24	45	10	—	35
Net (gain) loss on divestiture	1	—	—	1	(3,081)	(710)	—	(2,371)	—	—	—	—
Pension expense - non operating	1	—	—	1	12	3	—	9	—	—	—	—
Noncontrolling interests	(320)	—	320	—	(861)	—	861	—	(194)	—	194	—
Subtotal: Other non-Fortitude Re reconciling items	(1,436)	(191)	320	(925)	(4,404)	(659)	929	(2,816)	703	309	224	618
Total adjustments	(8,277)	(1,665)	320	(6,292)	(6,442)	(1,087)	929	(4,426)	2,343	653	224	1,914
Adjusted pre-tax income(loss)/Adjusted after-tax income (loss) attributable to Corebridge common shareholders	$2,183	$326	$—	$1,857	$3,685	$756	$—	$2,929	$3,194	$638	$—	$2,556
*    Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Additionally, gains (losses) related to the disposition of real estate investments are also excluded from this adjustment.

Corebridge | 2022 Form 10-K 120

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following table presents a reconciliation of the GAAP tax rate to the adjusted tax rate:

Years Ended December 31,	GAAP			Non-GAAP Adjustments		Adjusted
	Pre-tax			Pre-tax
(in millions)	Income	Tax	Rate	Adjustments	Tax	APTOI	Tax	Rate
2022
U.S. federal income tax at statutory rate	$10,460	$2,197	21.0%	$(8,277)	$(1,738)	$2,183	$459	21.0%
Rate Adjustments
Uncertain Tax Positions	—	2	0.0	—	—	—	2	0.1
Reclassifications from accumulated other comprehensive income	—	(84)	(0.8)	—	84	—	—	0.0
Noncontrolling Interest	—	(67)	(0.6)	—	67	—	—	0.0
Dividends received deduction		(36)	(0.3)	—	—	—	(36)	(1.6)
Tax deconsolidation and separation costs		(104)	(1.0)	—	104	—	—	0.0
State and local income taxes	—	9	0.1	—	(37)	—	(28)	(1.3)
Other	—	(29)	(0.3)	—	12	—	(17)	(0.8)
Adjustments to prior year tax returns	—	(48)	(0.5)	—	—	—	(48)	(2.2)
Share based compensation payments excess tax deduction	—	(6)	(0.1)	—	—	—	(6)	(0.3)
Valuation allowance	—	157	1.5	—	(157)	—	—	0.0
Amount Attributable to Corebridge	$10,460	$1,991	19.0%	$(8,277)	$(1,665)	$2,183	$326	14.9%
2021
U.S. federal income tax at statutory rate	$10,127	$2,127	21.0%	$(6,442)	$(1,353)	$3,685	$774	21.0%
Rate Adjustments
Uncertain Tax Positions	—	(69)	(0.7)	—	66	—	(3)	(0.1)
Reclassifications from accumulated other comprehensive income	—	(108)	(1.1)	—	108	—	—	0.0
Noncontrolling Interest	—	(197)	(1.9)	—	181	—	(16)	(0.4)
Dividends received deduction	—	(37)	(0.4)	—	—	—	(37)	(1.0)
State and local income taxes	—	105	1.0	—	(55)	—	50	1.4
Other	—	(5)	0.0	—	(12)	—	(17)	(0.5)
Adjustments to prior year tax returns	—	(3)	0.0	—	4	—	1	0.0
Share based compensation payments excess tax deduction	—	4	0.0	—	—	—	4	0.1
Valuation allowance	—	26	0.3	—	(26)	—	—	—
Amount Attributable to Corebridge	$10,127	$1,843	18.2%	$(6,442)	$(1,087)	$3,685	$756	20.5%
2020
U.S. federal income tax at statutory rate	$851	$178	21.0%	$2,343	$493	$3,194	$671	21.0%
Rate Adjustments:
Uncertain Tax Positions	—	17	2.0	—	4	—	21	0.7
Reclassifications from accumulated other comprehensive income	—	(100)	(11.8)	—	100	—	—	0.0
Noncontrolling Interest	—	(47)	(5.5)	—	41	—	(6)	(0.2)
Dividends received deduction	—	(39)	(4.6)	—	—	—	(39)	(1.2)
State and local income taxes	—	(4)	(0.5)	—	—	—	(4)	(0.1)
Other	—	1	0.1	—	(3)	—	(2)	(0.1)
Adjustments to prior year tax returns	—	(27)	(3.2)	—	14	—	(13)	(0.4)
Share based compensation payments excess tax deduction	—	10	1.2	—	—	—	10	0.3
Valuation allowance	—	(4)	(0.5)	—	4	—	—	—
Amount Attributable to Corebridge	$851	$(15)	(1.8)%	$2,343	$653	$3,194	$638	20.0%

Corebridge | 2022 Form 10-K 121

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
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
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	December 31,
(in millions, except per common share data)	2022	2021	2020
Total Corebridge shareholders' equity (a)	$8,210	$27,086	$37,232
Less: Accumulated other comprehensive income	(15,947)	10,167	14,653
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,806)	2,629	4,225
Adjusted Book Value (b)	$21,351	$19,548	$26,804

Total common shares outstanding (c)	645.0	645.0	645.0

Book value per common share (a/c)	$12.73	$41.99	$57.72
Adjusted book value per common share (b/c)	$33.10	$30.31	$41.56
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
The following table presents the reconciliation of Adjusted ROAE:

	December 31,
(in millions, unless otherwise noted)	2022	2021	2020
Actual or annualized net income (loss) attributable to Corebridge shareholders (a)	$8,149	$7,355	$642
Actual or annualized adjusted after-tax operating income attributable to Corebridge shareholders (b)	1,857	2,929	2,556
Average Corebridge shareholders’ equity (c)	17,648	32,159	34,519
Less: Average AOCI	(2,890)	12,410	11,991
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(89)	3,427	3,598
Average Adjusted Book Value (d)	$20,449	$23,176	$26,126

Return on Average Equity (a/c)	46.2%	22.9%	1.9%
Adjusted ROAE (b/d)	9.1%	12.6%	9.8%

Corebridge | 2022 Form 10-K 122

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
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
The following table presents the premiums and deposits:

	Years Ended December 31,
(in millions)	2022	2021	2020
Individual Retirement
Premiums	$230	$191	$151
Deposits(a)	14,900	13,473	9,492
Other(b)	(10)	(7)	(9)
Premiums and deposits	15,120	13,657	9,634
Group Retirement
Premiums	19	22	19
Deposits	7,923	7,744	7,477
Premiums and deposits(c)(d)	7,942	7,766	7,496
Life Insurance
Premiums	1,871	1,573	1,526
Deposits	1,601	1,635	1,648
Other(b)	764	1,020	873
Premiums and deposits	4,236	4,228	4,047
Institutional Markets
Premiums	2,913	3,774	2,564
Deposits	1,382	1,158	2,284
Other(b)	30	25	25
Premiums and deposits	4,325	4,957	4,873
Total
Premiums	5,033	5,560	4,260
Deposits	25,806	24,010	20,901
Other(b)	784	1,038	889
Premiums and deposits	$31,623	$30,608	$26,050
(a)Excludes deposits from the assets of our retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated in connection with the sale. Deposits from these retail mutual funds were $259 million and $736 million for the years ended December 31, 2021 and 2020, respectively.
(b)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(c)Excludes client deposits into advisory and brokerage accounts of $2.1 billion, $2.5 billion and $1.4 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
(d)Includes premiums and deposits related to in-plan mutual funds of $3.5 billion, $3.1 billion and $3.0 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following table presents a reconciliation of Dividends to Normalized distributions:

	Years Ended December 31,
(in millions)	2022	2021	2020
Subsidiary dividends paid	$1,821	$1,564	$540
Less: Non-recurring dividends	—	(295)	600
Tax sharing payments related to utilization of tax attributes	401	902	1,026
Normalized distributions	$2,222	$2,171	$2,166

Corebridge | 2022 Form 10-K 123

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI) basis:

	Years Ended December 31,
(in millions)	2022	2021	2020
Net investment income (net income basis)	$9,576	$11,672	$10,516
Net investment (income) on Fortitude Re funds withheld assets	(891)	(1,775)	(1,427)
Change in fair value of securities used to hedge guaranteed living benefits	(56)	(60)	(56)
Other adjustments	(50)	(30)	(55)
Derivative income recorded in net realized investment gains (losses)	179	110	106
Total adjustments	(818)	(1,755)	(1,432)
Net investment income (APTOI basis) *	$8,758	$9,917	$9,084
*Includes net investment income (loss) from Corporate and Other of $473 million, $443 million and $346 million for the years ended December 31, 2022, 2021 and 2020, respectively.
ULSG Net Liability – represents the gross liability for universal life policies with secondary guarantees (“ULSG”) and for universal life policies with similar expected benefit patterns liability adjusted to include the impacts of DAC, unearned revenue reserve (“URR”), and other guaranteed benefits less unrealized gains (losses). We believe that presenting ULSG Net Liability is useful as it provides supplemental information regarding the totality of our exposure to universal life policies with secondary guarantees.
The following table presents a reconciliation of the liability for ULSG and similar features to the ULSG Net Liability:

	December 31,
(in millions)	2022	2021
Liability for ULSG and similar features	$2,825	$4,505
Deferred Acquisition Costs	(2,859)	(2,822)
Unearned Revenue Reserves	1,957	1,848
Impact of Unrealized Gains (Losses) from Investments	697	(1,135)
Other Guaranteed Benefits	404	419
Other Ceded Guaranteed Benefits	(245)	(256)
ULSG Net Liability	$2,779	$2,559
Net insurance liabilities - represents the gross liabilities for our insurance businesses, including the future policy benefits, policyholder contract deposits, other policyholder fund and the separate account liabilities, less reinsurance assets. We believe that presenting net insurance liabilities is useful as it provides supplemental information regarding the totality of our insurance liabilities and customer demand for our products as product trends evolve.
The following table presents a reconciliation of the gross liabilities to the net insurance liabilities:

	December 31,
(in billions)	2022	2021
Future policy benefits for life and accident and health contracts	$57.3	$57.8
Policyholder contract deposits	159.0	156.8
Other policyholder funds	3.3	2.9
Separate account liabilities	84.9	109.1
Less: Direct liabilities related to the Corporate and Other segment and other balances (a)	(29.5)	(29.7)
Less: Reinsurance assets (b)	(2.0)	(2.0)
Net insurance liabilities	$273.0	$294.9
(a)Direct liabilities related to the Corporate and Other segment consist of $27.2 billion and $27.7 billion of liabilities related to Fortitude Re at December 31, 2022 and December 31, 2021, respectively. Other balances primarily includes unearned revenue reserves which are recorded in other policyholder funds.
(b)Reinsurance assets includes recoverables related to future policy benefits and policyholder contract deposits. Recoverables related to paid claims are excluded.

Corebridge | 2022 Form 10-K 124

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

	December 31,
(in millions)	2022	2021	2020
Individual Retirement
AUM	$136,696	$160,244	$157,349
AUA	—	—	—
Total Individual Retirement AUMA	136,696	160,244	157,349
Group Retirement
AUM	78,474	97,232	94,460
AUA	36,458	42,610	35,594
Total Group Retirement AUMA	114,932	139,842	130,054
Life Insurance
AUM	27,760	34,355	34,781
AUA	—	—	—
Total Life Insurance AUMA	27,760	34,355	34,781
Institutional Markets
AUM	30,686	32,673	30,367
AUA	47,078	43,830	43,310
Total Institutional Markets AUMA	77,764	76,503	73,677
Total AUMA	$357,152	$410,944	$395,861
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

Corebridge | 2022 Form 10-K 125

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following table presents a summary of our spread income, fee income and underwriting margin:

	Years Ended December 31,
(in millions)	2022	2021	2020
Individual Retirement
Spread income	$2,085	$2,650	$2,430
Fee income(a)	1,287	1,500	1,321
Total Individual Retirement(a)	3,372	4,150	3,751
Group Retirement
Spread income	871	1,275	1,088
Fee income	756	859	715
Total Group Retirement	1,627	2,134	1,803
Life Insurance
Underwriting margin	1,284	1,067	1,261
Total Life Insurance	1,284	1,067	1,261
Institutional Markets(b)
Spread income	295	478	290
Fee income	63	61	62
Underwriting margin	77	102	75
Total Institutional Markets	435	641	427
Total
Spread income	3,251	4,403	3,808
Fee income	2,106	2,420	2,098
Underwriting margin	1,361	1,169	1,336
Total	$6,718	$7,992	$7,242
(a) Excludes fee income of $54 million and $111 million for the years ended December 31, 2021 and 2020, respectively, related to the assets of our retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated in connection with the sale.
(b) Fee income for Institutional Markets includes only SVW fee income, while underwriting margin includes fee and advisory income on products other than SVW.

Corebridge | 2022 Form 10-K 126

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Years Ended December 31,
(in millions)	2022	2021	2020
Individual Retirement
Base portfolio income	$3,725	$3,478	$3,573
Variable investment income, excluding affordable housing	163	711	403
Affordable housing*	—	145	129
Net investment income	3,888	4,334	4,105
Group Retirement
Base portfolio income	1,882	1,905	1,924
Variable investment income, excluding affordable housing	118	424	215
Affordable housing*	—	84	74
Net investment income	2,000	2,413	2,213
Life Insurance
Base portfolio income	1,282	1,246	1,290
Variable investment income, excluding affordable housing	107	316	190
Affordable housing*	—	59	52
Net investment income	1,389	1,621	1,532
Institutional Markets
Base portfolio income	995	865	827
Variable investment income, excluding affordable housing	54	269	85
Affordable housing*	—	21	19
Net investment income	1,049	1,155	931
Total
Base portfolio income	7,884	7,494	7,614
Variable investment income, excluding affordable housing	442	1,720	893
Affordable housing*	—	309	274
Net investment income (APTOI basis) - Insurance operations	$8,326	$9,523	$8,781
*Affordable housing is a component of variable investment income.
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
The following table presents a summary of our Net Flows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Individual Retirement
Fixed Annuities	$(441)	$(2,396)	$(2,504)
Fixed Index Annuities	4,521	4,072	2,991
Variable Annuities	(1,672)	(864)	(1,554)
Total Individual Retirement	2,408	812	(1,067)
Group Retirement	(3,111)	(3,208)	(1,940)
Total Net Flows*	$(703)	$(2,396)	$(3,007)
*Excludes net flows of $(1.4) billion and $(3.7) billion for the years ended December 31, 2021 and 2020, respectively, related to the retail mutual funds business that was sold to Touchstone on July 16, 2021, or otherwise liquidated in connection with the sale.

Corebridge | 2022 Form 10-K 127

ITEM 7 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the years ended December 31, 2022, 2021 and 2020. For factors that relate primarily to a specific business, see “—Segment Operations.”

	Years Ended December 31,
(in millions)	2022	2021	2020
Revenues:
Premiums	$5,093	$5,637	$4,341
Policy fees	2,972	3,051	2,874
Net investment income	9,576	11,672	10,516
Net realized gains (losses)	8,013	1,855	(3,741)
Advisory fee and other income	1,025	1,175	1,072
Total revenues	26,679	23,390	15,062
Benefits and expenses:
Policyholder benefits	7,332	8,050	6,602
Interest credited to policyholder account balances	3,696	3,549	3,528
Amortization of deferred policy acquisition costs and value of business acquired	1,431	1,057	543
Non-deferrable insurance commissions	636	680	604
Advisory fee expenses	266	322	316
General operating expenses	2,323	2,104	2,027
Interest expense	534	389	490
(Gain) loss on extinguishment of debt	—	219	10
Net (gain) loss on divestitures	1	(3,081)	—
Net (gains) losses on Fortitude Re transactions	—	(26)	91
Total benefits and expenses	16,219	13,263	14,211
Income (loss) before income tax expense (benefit)	10,460	10,127	851
Income tax expense (benefit)	1,991	1,843	(15)
Net income (loss)	8,469	8,284	866
Less: Net income attributable to noncontrolling interests	320	929	224
Net income (loss) attributable to Corebridge	$8,149	$7,355	$642
The following table presents certain balance sheet data:

(in millions, except per common share data)	December 31, 2022	December 31, 2021
Balance sheet data:
Total assets	$364,217	$416,212
Long-term debt	$7,868	$427
Debt of consolidated investment entities	$5,958	$6,936
Total Corebridge shareholders’ equity	$8,210	$27,086
Book value per common share	$12.73	$41.99
Adjusted book value per common share	$33.10	$30.31
Financial Highlights
2022 to 2021 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded pre-tax income of $10.5 billion in the year ended December 31, 2022 compared to pre-tax income of $10.1 billion in the year ended December 31, 2021. The change in pre-tax income was primarily due to:
•higher realized gains of $6.2 billion primarily driven by higher gains on Fortitude Re funds withheld embedded derivative and higher net realized gains excluding Fortitude Re funds withheld assets; and
•the year ended December 31, 2021 reflected a loss on extinguishment of debt of $219 million.

Corebridge | 2022 Form 10-K 128

ITEM 7 | Consolidated Results of Operations
Partially offset by:
•the recognition of a $3.1 billion gain on the closing of the affordable housing sale to Blackstone in 2021 and the sale of certain assets of the retail mutual funds business to Touchstone in 2021;
•lower net investment income of $2.1 billion primarily driven by lower income related to the Fortitude Re funds withheld assets and lower variable investment income. Net investment income in 2021 includes $309 million of investment income from affordable housing investments; and
•higher amortization of DAC of $374 million, primarily due to the impact of market conditions partially offset by a lower net unfavorable impact from the review and update of actuarial assumptions.
Income tax expense (benefit)
For the year ended December 31, 2022, there was a tax expense of $2.0 billion on income from operations, resulting in an effective tax rate on income from operations of 19.0%.Refer to the reconciliation of the GAAP tax rate to the adjusted tax rate presented in “–– Use of Non-GAAP Financial Measures and Key Operating Metrics” presented herein.
2021 to 2020 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded pre-tax income of $10.1 billion in the year ended December 31, 2021 compared to pre-tax income of $851 million in the year ended December 31, 2020.The change in pre-tax income was primarily due to:
•higher realized gains of $5.6 billion primarily driven by a lower decrease in the fair value of our embedded derivatives related to the Fortitude Re funds withheld assets and higher realized gains on sales of real estate investments and available for sale securities;
•the recognition of a $3.1 billion gain on the closing of the affordable housing sale to Blackstone in 2021 and the sale of certain assets of the retail mutual funds business to Touchstone in 2021;
•increase in net investment income of $1.2 billion primarily driven by higher returns on the alternative investment portfolio due to gains on private equity investments; and
•higher policy fees of $177 million primarily due to higher average variable annuity separate account assets driven by equity market performance.
Partially offset by:
•higher amortization of DAC of $514 million principally driven by the impact of the review and update of actuarial assumptions and equity market performance; and
•higher loss on extinguishment of debt of $209 million primarily due to the extinguishment of debt of certain consolidated investment entities and the partial extinguishment of AIGLH debt.
Income tax expense (benefit)
For the year ended December 31, 2021, there was a tax expense on income from operations of $1.8 billion, resulting in an effective tax rate on income from operations of 18.2%. Refer to the reconciliation of the GAAP tax rate to the adjusted tax rate presented in “–– Use of Non-GAAP Financial Measures and Key Operating Metrics” presented herein.

Corebridge | 2022 Form 10-K 129

ITEM 7 | Consolidated Results of Operations
Adjusted pre-tax operating income
The following table presents a reconciliation of pre-tax income (loss) attributable to Corebridge to APTOI:

	Years Ended December 31,
(in millions)	2022	2021	2020
Pre-tax income (loss) attributable to Corebridge	$10,460	$10,127	$851
Reconciling items to APTOI:
Fortitude Re related items	(6,841)	(2,038)	1,640
Non-Fortitude Re related items	(1,436)	(4,404)	703
Adjusted pre-tax operating income	$2,183	$3,685	$3,194
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Years Ended December 31,
(in millions)	2022	2021	2020
Premiums	$5,115	$5,646	$4,334
Policy fees	2,972	3,051	2,874
Net investment income	8,758	9,917	9,084
Net realized gains*	170	701	54
Advisory fee and other income	1,000	1,175	1,060
Total adjusted revenues	18,015	20,490	17,406
Policyholder benefits	7,333	8,028	6,590
Interest credited to policyholder account balances	3,681	3,569	3,552
Amortization of deferred policy acquisition costs	1,128	975	601
Non-deferrable insurance commissions	636	680	604
Advisory fee expenses	266	322	316
General operating expenses	1,984	2,016	1,920
Interest expense	484	354	435
Total benefits and expenses	15,512	15,944	14,018
Noncontrolling interests	(320)	(861)	(194)
Adjusted pre-tax operating income	$2,183	$3,685	$3,194
*Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
2022 to 2021 APTOI Comparison
APTOI decreased $1.5 billion primarily due to:
•lower net investment income of $1.2 billion primarily driven by lower variable investment income reflecting lower alternative investment income and lower yield enhancement income partially offset by higher base portfolio income. Net investment income in 2021 includes $309 million of investment income from affordable housing investments;
•higher DAC amortization of $153 million primarily due to higher amortization due to market conditions, partially offset by a lower net unfavorable impact of $87 million from the review and update of actuarial assumptions; and
•lower policy fees, net advisory fee and other income, net of advisory fee expenses of $198 million driven by a $51 million decrease from the sale of our retail mutual fund business in 2021, lower average separate accounts balances driven by negative equity market performance, higher interest rates and wider credit spreads.
2021 to 2020 APTOI Comparison
APTOI increased $491 million primarily due to:
•higher net investment income of $833 million primarily driven by higher variable investment income reflecting higher private equity income and higher income on call and tender activity; and
•higher policy fees, advisory fee and other income of $292 million primarily driven by higher average separate account assets.
Partially offset by:
•higher DAC amortization of $374 million principally impacted by the review and update of actuarial assumptions and equity market performance; and
•higher non-deferrable insurance commissions of $76 million primarily driven by growth in variable annuity separate account assets and higher advisory fee expenses driven by increased sales.

Corebridge | 2022 Form 10-K 130

ITEM 7 | Business Segment Operations

Business Segment Operations
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
•Group Retirement – consists of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and limited non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issues individual life, whole life and group life insurance in the United Kingdom, and distributes private medical insurance in Ireland.
•Institutional Markets – consists of SVW products, structured settlement and PRT annuities, Corporate Markets products that include COLI-BOLI, private placement variable universal life and private placement variable annuities products and GICs.
•Corporate and Other – consists primarily of:
–corporate expenses not attributable to our other segments;
–interest expense on financial debt;
–results of our consolidated investment entities;
–institutional asset management business, which includes managing assets for non-consolidated affiliates; and
–results of our legacy insurance lines ceded to Fortitude Re.
The following tables summarize adjusted pre-tax operating income (loss) from our segments. See Note 3 to our audited annual consolidated financial statements.

	Years Ended December 31,
(in millions)	2022	2021	2020
Individual Retirement	$1,223	$1,895	$1,942
Group Retirement	746	1,273	975
Life Insurance	248	96	146
Institutional Markets	349	584	367
Corporate and Other	(395)	(161)	(234)
Consolidation and elimination	12	(2)	(2)
Adjusted pre-tax operating income	$2,183	$3,685	$3,194

Corebridge | 2022 Form 10-K 131

ITEM 7 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Years Ended December 31,
(in millions)	2022	2021	2020
Revenues:
Premiums	$230	$191	$151
Policy fees	836	962	861
Net investment income:
Base portfolio income	3,725	3,478	3,573
Variable investment income(a)	163	856	532
Net investment income	3,888	4,334	4,105
Advisory fee and other income(b)(c)	451	592	571
Total adjusted revenues	5,405	6,079	5,688
Benefits and expenses:
Policyholder benefits	626	580	411
Interest credited to policyholder account balances	1,877	1,791	1,751
Amortization of deferred policy acquisition costs	761	744	556
Non-deferrable insurance commissions	351	397	334
Advisory fee expenses	141	189	205
General operating expenses	426	437	427
Interest expense	—	46	62
Total benefits and expenses	$4,182	$4,184	$3,746
Adjusted pre-tax operating income	$1,223	$1,895	$1,942
(a)     Includes income from affordable housing of $145 million and $129 million for the years ended December 31, 2021 and 2020, respectively.
(b)     Includes advisory fee income from registered investment services, 12b-1 fees (i.e., marketing and distribution fee income), and other asset management fee income.
(c)     Includes fee income of $54 million and $111 million for the years ended December 31, 2021 and 2020, respectively, related to assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale.
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings.

	Years Ended December 31,
(in millions)	2022	2021	2020
Spread income(a)	$2,085	$2,650	$2,430
Fee income(b)	1,287	1,500	1,321
Policyholder benefits, net of premiums	(396)	(389)	(260)
Non-deferrable insurance commissions	(351)	(397)	(334)
Amortization of DAC and DSI	(835)	(851)	(632)
General operating expenses	(426)	(437)	(427)
Other(c)	(141)	(181)	(156)
Adjusted pre-tax operating income	$1,223	$1,895	$1,942
(a) Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $74 million, $107 million and $76 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(b) Fee income represents policy fees plus advisory fee and other income. Fee income excludes fee income of $54 million and $111 million for the years ended December 31, 2021 and 2020, respectively, related to assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale.
(c) Other primarily represents interest expense and advisory fee expenses. The years ended December 31, 2021 and 2020 include fee income related to assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale.

Corebridge | 2022 Form 10-K 132

ITEM 7 | Business Segment Operations
Financial Highlights
2022 to 2021 APTOI Comparison
APTOI decreased $672 million primarily due to:
•lower spread income of $565 million primarily driven by lower variable investment income of $693 million primarily due to lower alternative investment income of $401 million and lower yield enhancement income of $291 million, partially offset by higher base spread income of $128 million;
•increase in DAC and DSI amortization and policyholder benefits, net of premiums and excluding the review and update of actuarial assumptions of $225 million, primarily due to a decrease in the variable annuity separate account value; and
•lower fee income of $213 million, primarily due to a decrease in mortality and expense fees of $105 million and other fee income of $87 million due to lower variable annuity separate account assets driven by a decline in equity markets, higher interest rates and wider credit spreads.
partially offset by
•lower net unfavorable impact from the review and update of actuarial assumptions of $234 million.
2021 to 2020 APTOI Comparison
APTOI decreased $47 million primarily due to:
•unfavorable impact from the review and update of actuarial assumptions of $320 million compared to $94 million unfavorable in the prior year;
•increase in DAC amortization and policyholder benefits net of premiums, excluding the actuarial assumption updates of $130 million, primarily due to higher growth in fixed index annuities, coupled with the impact of lower portfolio yields on policyholder benefits; and
•an increase in non-deferrable insurance commissions of $63 million primarily due to growth in variable annuity separate account assets.
partially offset by
•higher spread income of $220 million primarily driven by higher variable investment income of $324 million reflecting higher private equity income of $257 million, higher commercial mortgage loan prepayment income, and higher call and tender income partially offset by lower base portfolio income, net of interest credited to policyholder account balances of $104 million driven by low interest rates resulting in spread compression; and
•higher policy and advisory fee income, net of advisory fee expenses of $138 million, primarily due to an increase in variable annuity separate account assets driven by robust equity market performance.
AUMA
The following table presents Individual Retirement AUMA by product:

	December 31,
(in millions)	2022	2021	2020
Fixed annuities	$51,806	$57,823	$60,538
Fixed index annuities	30,403	31,809	27,893
Variable annuities:
Variable annuities - General Account	9,443	12,862	15,613
Variable annuities - Separate Accounts	45,044	57,750	53,305
Variable annuities	54,487	70,612	68,918
Total*	$136,696	$160,244	$157,349
*Excludes assets of the retail mutual funds business, that were sold to Touchstone on July 16, 2021, or were otherwise liquidated in connection with the sale. AUA related to these retail mutual funds was $7.8 billion at December 31, 2020.
2022 to 2021 AUMA Comparison
AUMA decreased $23.5 billion driven by lower variable annuities separate account assets of $12.7 billion, due to declines in the equity markets, higher interest rates and wider credit spreads, as well as outflows from the separate account. A decrease of $10.8 billion in the general account was driven by higher interest rates and wider credit spreads resulting in unrealized losses from fixed maturities securities, partially offset by positive net flows into the general account.

Corebridge | 2022 Form 10-K 133

ITEM 7 | Business Segment Operations
2021 to 2020 AUMA Comparison
AUMA increased $2.9 billion driven by higher variable annuities separate account assets of $4.4 billion, due to equity market growth. A decrease of $1.5 billion in the general account was driven by higher interest rates resulting in unrealized losses from fixed maturity securities, partially offset by positive net flows into the general account.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Years Ended December 31,
(in millions)	2022	2021	2020
Spread income:
Total spread income
Base portfolio income	$3,725	$3,478	$3,573
Interest credited to policyholder account balances	(1,803)	(1,684)	(1,675)
Base spread income	1,922	1,794	1,898
Variable investment income, excluding affordable housing	163	711	403
Affordable housing	—	145	129
Total spread income(a)	$2,085	$2,650	$2,430
Fee income:
Policy fees	$836	$962	$861
Advisory fees and other income(b)	451	538	460
Total fee income	$1,287	$1,500	$1,321
(a) Excludes amortization of DSI assets of $74 million, $107 million and $76 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(b) Excludes fee income of $54 million and $111 million for the years ended December 31, 2021 and 2020, respectively, related to assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale.
The following table presents Individual Retirement net investment spread:

	Years Ended December 31,
	2022	2021	2020
Fixed annuities base net investment spread:
Base yield*	4.03%	3.94%	4.16%
Cost of funds	2.60	2.58	2.63
Fixed annuities base net investment spread	1.43	1.36	1.53
Fixed index annuities base net investment spread:
Base yield*	3.90	3.78	3.97
Cost of funds	1.46	1.30	1.28
Fixed index annuities base net investment spread	2.44	2.48	2.69
Variable annuities base net investment spread:
Base yield*	3.85	3.96	3.86
Cost of funds	1.42	1.42	1.42
Variable annuities base net investment spread	2.43	2.54	2.44
Total Individual Retirement base net investment spread:
Base yield*	3.98	3.89	4.07
Cost of funds	2.11	2.08	2.15
Total Individual Retirement base net investment spread	1.87%	1.81%	1.92%
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
2022 to 2021 Comparison
See “—Financial Highlights”
2021 to 2020 Comparison
See “—Financial Highlights”

Corebridge | 2022 Form 10-K 134

ITEM 7 | Business Segment Operations
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Years Ended December 31,
(in millions)	2022	2021	2020
Fixed annuities	$5,695	$3,011	$2,535
Fixed index annuities	6,316	5,621	4,096
Variable annuities	3,109	5,025	3,003
Total*	$15,120	$13,657	$9,634
*Excludes deposits of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale. Deposits from retail mutual funds were $259 million and $736 million for the years ended December 31, 2021 and 2020, respectively.

Net Flows	Years Ended December 31,
(in millions)	2022	2021	2020
Fixed annuities	$(441)	$(2,396)	$(2,504)
Fixed index annuities	4,521	4,072	2,991
Variable annuities	(1,672)	(864)	(1,554)
Total*	$2,408	$812	$(1,067)
* Excludes net flows related to the assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale. Net flows from retail mutual funds were $(1.4) billion and $(3.7) billion for the years ended December 31, 2021 and 2020, respectively. Net flows for retail mutual funds represent deposits less withdrawals.
2022 to 2021 Comparison
Fixed Annuities Net outflows decreased by $2.0 billion over the prior year, primarily due to higher premiums and deposits of $2.7 billion due to competitive pricing, higher interest rates and lower death benefits of $300 million, partially offset by higher surrenders and withdrawals of $1.0 billion.
Fixed Index Annuities Net inflows increased by $449 million primarily due to higher premiums and deposits of $695 million due to competitive pricing and higher interest rates, partially offset by higher surrenders and withdrawals of $194 million and higher death benefits of $51 million.
Variable Annuities Net outflows increased $808 million primarily due to lower premium and deposits of $1.9 billion, due to market volatility, partially offset by lower surrenders and withdrawals of $993 million and lower death benefits of $116 million.
2021 to 2020 Comparison
Fixed Annuities Net flows remained negative but improved by $108 million due to higher premiums and deposits of $476 million, and lower death benefits of $222 million, offset by higher surrenders and withdrawals of $589 million due to higher interest rates. The premium and deposit growth was driven in part due to the prior year impact from distribution channel disruptions related to COVID-19.
Fixed Index Annuities Net flows increased by $1.1 billion primarily due to higher premiums and deposits of $1.5 billion offset by higher surrenders and withdrawals of $365 million and death benefits of $79 million. The premium and deposit growth was driven in part due to fewer disruptions related to COVID-19. The increase in surrenders and withdrawals was due to increased competition and aging of the policies.
Variable Annuities Net flows improved by $690 million primarily due to higher premium and deposits of $2.0 billion offset by higher surrenders and withdrawals of $1.1 billion and higher death benefits of $208 million. The premium and deposit growth was driven in part due to the prior year impact from distribution channel disruptions related to COVID-19. The increase in surrenders and withdrawals was due to an increase in the number of policies coming out of surrender charge, and increase in lapses of policies with guaranteed minimum withdrawal benefits that are out of the money.
Retail Mutual Funds Net flows remained negative but improved by $2.3 billion due to lower surrenders and withdrawals of $2.7 billion partially offset by lower premiums and deposits of $477 million due to investors’ continued preference for passive, low fee investment vehicles, and the distribution channel disruptions related to COVID-19. Retail mutual funds net flows reflect customer activity and in 2021, it excludes $7.0 billion of funds (i) transferred as part of the Touchstone sale or (ii) liquidated. For further information regarding the July 2021 sale of certain assets of our retail mutual funds businesses to Touchstone, see Note 1 to our audited annual consolidated financial statements.

Corebridge | 2022 Form 10-K 135

ITEM 7 | Business Segment Operations
Surrenders
The following table presents surrenders as a percentage of average reserves:

	Years Ended December 31,
	2022	2021	2020
Fixed annuities	9.2%	7.2%	5.9%
Fixed index annuities	4.7	4.6	4.0
Variable annuities	6.6	7.3	6.2
The following table presents reserves for fixed annuities, fixed index annuities and variable annuities by surrender charge category:

	December 31,
	2022			2021			2020
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$24,937	$2,274	$28,314	$26,419	$2,009	$34,030	$27,103	$1,423	$29,594
Greater than 0% - 2%	1,786	1,355	7,272	2,091	1,681	10,925	2,297	1,129	10,542
Greater than 2% - 4%	2,260	4,539	5,268	2,424	4,195	9,884	2,757	3,427	11,966
Greater than 4%	18,941	25,238	12,624	16,443	22,489	13,219	16,159	19,685	12,647
Non-surrenderable	2,454	—	—	2,373	—	—	2,214	—	—
Total reserves	$50,378	$33,406	$53,478	$49,750	$30,374	$68,058	$50,530	$25,664	$64,749
Individual Retirement annuities are typically subject to a three- to seven-year surrender charge period, depending on the product. For fixed annuities, the proportion of reserves subject to surrender charge at December 31, 2022 increased compared to December 31, 2021 primarily due to growth in business, while the proportion of fixed index annuities was slightly lower mostly due to the aging of the business. The increase in the proportion of reserves with no surrender charge for variable annuities as of December 31, 2022 compared to December 31, 2021 was principally due to normal aging of business.
For fixed annuities, the proportion of reserves subject to surrender charge at December 31, 2021 increased compared to December 31, 2020. The increase in reserves with no surrender charge for variable and fixed index annuities at December 31, 2021 compared to December 31, 2020 was principally due to normal aging of business.
Group Retirement
Group Retirement Results

	Years Ended December 31,
(in millions)	2022	2021	2020
Revenues:
Premiums	$19	$22	$19
Policy fees	451	522	443
Net investment income:
Base portfolio income	1,882	1,905	1,924
Variable investment income(a)	118	508	289
Net investment income	2,000	2,413	2,213
Advisory fee and other income(b)	305	337	272
Total adjusted revenues	2,775	3,294	2,947
Benefits and expenses:
Policyholder benefits	97	76	74
Interest credited to policyholder account balances	1,142	1,150	1,125
Amortization of deferred policy acquisition costs	96	61	15
Non-deferrable insurance commissions	123	121	117
Advisory fee expenses	124	133	111
General operating expenses	447	445	488
Interest expense	—	35	42
Total benefits and expenses	2,029	2,021	1,972
Adjusted pre-tax operating income	$746	$1,273	$975
(a)Includes income from affordable housing of $84 million and $74 million for the years ended December 31, 2021 and 2020, respectively.
(b)Includes advisory fee income from registered investment services, 12b-1 fees (i.e., marketing and distribution fee income), other asset management fee income, and commission-based broker-dealer services.

Corebridge | 2022 Form 10-K 136

ITEM 7 | Business Segment Operations
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings.

	Years Ended December 31,
(in millions)	2022	2021	2020
Spread income(a)	$871	$1,275	$1,088
Fee income(b)	756	859	715
Policyholder benefits, net of premiums	(78)	(54)	(55)
Non-deferrable insurance commissions	(123)	(121)	(117)
Amortization of DAC and DSI	(109)	(73)	(15)
General operating expenses	(447)	(445)	(488)
Other(c)	(124)	(168)	(153)
Adjusted pre-tax operating income	$746	$1,273	$975
(a)    Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $13 million, $12 million and $0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(b)    Fee income represents policy fee and advisory fee and other income.
(c)    Other consists of advisory fee expenses and interest expense.
Financial Highlights
2022 to 2021 APTOI Comparison
APTOI decreased $527 million, primarily due to:
•lower spread income of $404 million primarily driven by a decrease in variable investment income of $390 million due to lower income from alternative investments and yield enhancements. In addition, there was lower base spread income of $14 million;
•lower fee income, net of advisory fee expenses of $94 million primarily due to lower fee based assets driven by lower equity markets, higher interest rates and wider credit spreads; and
•higher DAC and DSI amortization and policyholder benefits, net of premiums, of $60 million mostly due to lower equity markets.
Partially offset by:
•decrease in interest expense on external debt borrowings of $35 million when compared to 2021 due to sale of Affordable Housing in November 2021.
2021 to 2020 APTOI Comparison
APTOI increased $298 million, primarily due to:
•spread income was $187 million higher due to higher variable investment income of $219 million primarily driven by higher gains on private equity income and higher call and tender income, partially offset by lower base portfolio income, net of interest credited to policyholder account balances of $32 million driven by decreased reinvestment yields;
•$122 million of higher policy and advisory fee income, net of advisory fee expenses due to an increase in separate account mutual fund, and advisory average assets; and
•lower general operating expenses of $43 million primarily due to decreased regulatory expenses.
Partially offset by:
•unfavorable impact from the review and update of actuarial assumptions of $5 million in 2021 compared to $68 million favorable in the previous year.

Corebridge | 2022 Form 10-K 137

ITEM 7 | Business Segment Operations
AUMA
The following table presents Group Retirement AUMA by product:

	December 31,
(in millions)	2022	2021	2020
AUMA by asset type:
In-plan spread based	$27,473	$32,549	$33,406
In-plan fee based	47,838	60,300	53,897
Total in-plan AUMA(a)	75,311	92,849	87,303
Out-of-plan proprietary - general account	16,769	19,697	19,862
Out-of-plan proprietary - separate accounts	10,429	13,466	12,269
Total out-of-plan proprietary annuities(b)	27,198	33,163	32,131
Advisory and brokerage assets	12,423	13,830	10,620
Total out-of-plan AUMA	39,621	46,993	42,751
Total AUMA	$114,932	$139,842	$130,054
(a)    Includes $12.5 billion of AUMA at December 31, 2022, $15.1 billion of AUMA at December 31, 2021 and $14.3 billion of AUMA at December 31, 2020 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)    Includes $4.0 billion of AUMA at December 31, 2022, $4.9 billion of AUMA at December 31, 2021 and $4.3 billion of AUMA at December 31, 2020 in our proprietary advisory variable annuity. Together with our out-of-plan advisory and brokerage assets shown in the table above, we had a total of $16.4 billion of out-of-plan advisory assets at December 31, 2022, $18.7 billion of out-of-plan advisory assets at December 31, 2021 and $14.9 billion of out-of-plan advisory assets at December 31, 2020.
2022 to 2021 AUMA Comparison
In-plan assets decreased by $17.5 billion primarily driven by equity market declines, wider credit spreads and higher interest rates resulting in lower unrealized gains from fixed maturity securities. Out-of-plan proprietary annuity assets decreased by $6.0 billion, declining as a result of the same drivers as described for in-plan assets. The decrease in advisory and brokerage assets of $1.4 billion was driven by equity market declines partially offset by net new client deposit growth.
2021 to 2020 AUMA Comparison
In-plan assets increased by $5.5 billion primarily driven by equity market growth, contributing to an increase in fee based AUMA. Out-of-plan proprietary annuity assets increased by $1.0 billion primarily driven by equity market growth in the period. Increase in advisory and brokerage assets of $3.2 billion, or 30%, was driven by strong net new client deposits, along with favorable equity markets.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Years Ended December 31,
(in millions)	2022	2021	2020
Spread income:
Base portfolio income	$1,882	$1,905	$1,924
Interest credited to policyholder account balances	(1,129)	(1,138)	(1,125)
Base spread income	753	767	799
Variable investment income, excluding affordable housing	118	424	215
Affordable housing	—	84	74
Total spread income*	$871	$1,275	$1,088
Fee income:
Policy fees	$451	$522	$443
Advisory fees and other income	305	337	272
Total fee income	$756	$859	$715
* Excludes amortization of DSI assets of $13 million, $12 million and $0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

	Years Ended December 31,
	2022	2021	2020
Base net investment spread:
Base yield*	4.04%	4.11%	4.26%
Cost of funds	2.59	2.61	2.65
Base net investment spread	1.45%	1.50%	1.61%
* Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.

Corebridge | 2022 Form 10-K 138

ITEM 7 | Business Segment Operations
2022 to 2021 Comparison
See “—Financial Highlights”
2021 to 2020 Comparison
See “—Financial Highlights”
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

Premiums and Deposits and Net Flows	Years Ended December 31,
(in millions)	2022	2021	2020
In-plan(a)(b)	$5,818	$5,911	$5,412
Out-of-plan proprietary variable annuity	975	1,288	1,420
Out-of-plan proprietary fixed and index annuities	1,149	567	664
Premiums and deposits(c)	$7,942	$7,766	$7,496
Net Flows	$(3,111)	$(3,208)	$(1,940)
(a)    In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)    Includes inflows related to in-plan mutual funds of $3.5 billion, $3.1 billion and $3.0 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
(c)    Excludes client deposits into advisory and brokerage accounts of $2.1 billion, $2.5 billion and $1.4 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
2022 to 2021 Comparison
Net flows remained negative but improved by $97 million primarily due to:
•increase in deposits of $176 million mainly driven by higher out-of-plan fixed annuity due to higher interest rates, partially offset by lower out-of-plan variable annuity due to market volatility.
Partially offset by:
•increase in surrenders and withdrawals of $49 million, driven by higher than expected surrenders and partial withdrawals within the fixed and variable annuity segments; and
•increase in death and payout benefit annuity benefits of $30 million.
2021 to 2020 Comparison
Net flows remained negative and declined by $1.3 billion primarily due to:
•higher individual surrenders, withdrawals and death benefits driven mainly by higher customer account values of $1.6 billion.
Partially offset by:
•large group activity which contributed net negative flows of $0.1 billion compared to $0.4 billion of net negative flows in the same period in the prior year.

Corebridge | 2022 Form 10-K 139

ITEM 7 | Business Segment Operations
Surrenders
The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Years Ended December 31,
	2022	2021	2020
Surrenders as a percentage of average reserves and mutual funds	9.5%	8.8%	8.6%
The following table presents reserves for Group Retirement annuities by surrender charge category:

	December 31,
(in millions)	2022	(a)	2021	(a)	2020	(a)
No surrender charge(b)	$70,111		$81,132		$77,507
Greater than 0% - 2%	456		716		565
Greater than 2% - 4%	436		857		829
Greater than 4%	6,316		6,197		6,119
Non-surrenderable	739		810		616
Total reserves	$78,058		$89,712		$85,636
(a)Excludes mutual fund assets under administration of $24.0 billion, $28.8 billion and $25.0 billion at December 31, 2022, December 31, 2021 and December 31, 2020, respectively.
(b)Certain general account reserves in this category are subject to either participant level or plan level withdrawal restrictions, where withdrawals are limited to 20% per year.
Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges. At December 31, 2022, Group Retirement annuity reserves with no surrender charge decreased compared to December 31, 2021 primarily due to a decline in assets under management from lower equity markets.
Life Insurance
Life Insurance Results

	Years Ended December 31,
(in millions)	2022	2021	2020
Revenues:
Premiums	$1,871	$1,573	$1,526
Policy fees	1,491	1,380	1,384
Net investment income:
Base portfolio income	1,282	1,246	1,290
Variable investment income*	107	375	242
Net investment income	1,389	1,621	1,532
Other income	121	110	94
Total adjusted revenues	4,872	4,684	4,536
Benefits and expenses:
Policyholder benefits	3,229	3,231	3,219
Interest credited to policyholder account balances	342	354	373
Amortization of deferred policy acquisition costs	265	164	25
Non-deferrable insurance commissions	131	132	119
Advisory fee expenses	1	—	—
General operating expenses	656	682	624
Interest expense	—	25	30
Total benefits and expenses	4,624	4,588	4,390
Adjusted pre-tax operating income	$248	$96	$146
*Includes income from affordable housing of $59 million and $52 million for the years ended December 31, 2021 and 2020, respectively.

Corebridge | 2022 Form 10-K 140

ITEM 7 | Business Segment Operations
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings.

	Years Ended December 31,
(in millions)	2022	2021	2020
Underwriting margin(a)	$1,284	$1,067	$1,261
General operating expenses	(656)	(682)	(624)
Non-deferrable insurance commissions	(131)	(132)	(119)
Amortization of DAC	(272)	(231)	(234)
Impact of annual actuarial assumption update	24	99	(108)
Other(b)	(1)	(25)	(30)
Adjusted pre-tax operating income (loss)	$248	$96	$146
(a) Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances. Underwriting margin is also exclusive of the impacts from the annual assumption update.
(b) Other primarily represents interest expense and advisory fee expenses.
Financial Highlights
2022 to 2021 APTOI Comparison
APTOI increased $152 million, primarily due to:
•higher underwriting margin of $217 million from:
–higher premiums and fees, net of policyholder benefits, excluding actuarial assumption updates, of $426 million, driven by favorable mortality.
partially offset by:
–lower net investment income, net of interest credited of $220 million driven by $268 million lower variable investment income reflecting lower gains on call and tender income and reduced alternatives performance partially offset by $48 million higher base portfolio income, net of interest credited, driven by lower yields; and
•lower in general operating expenses of $26 million.
Partially offset by:
•lower favorable impact from the review and update of actuarial assumptions of $75 million.
2021 to 2020 APTOI Comparison
APTOI decreased $50 million, primarily due to:
•$194 million unfavorable underwriting margin driven by higher mortality, partially offset by $89 million in higher net investment income primarily driven by $133 million higher variable investment income reflecting higher gains on calls and alternative investments partially offset by $44 million lower base portfolio income driven by reduced bond yields.
Partially offset by:
•favorable impact from the review and update of actuarial assumptions of $99 million in 2021 compared to $108 million unfavorable in the prior year.
AUMA
The following table presents Life Insurance AUMA:

	December 31,
(in millions)	2022	2021	2020
Total AUMA	$27,760	$34,355	$34,781
2022 to 2021 AUMA Comparison
AUMA decreased $6.6 billion in the year ended December 31, 2022 compared to the prior year-end due to net unrealized losses from fixed maturity securities driven by higher rates and a widening of credit spreads.
2021 to 2020 AUMA Comparison
AUMA decreased $0.4 billion in the year ended December 31, 2021 compared to the prior year as net unrealized losses from fixed maturity securities driven by higher rates, were only partially offset by growth in the Life Insurance businesses.

Corebridge | 2022 Form 10-K 141

ITEM 7 | Business Segment Operations
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Years Ended December 31,
(in millions)	2022	2021	2020
Premiums	$1,871	$1,573	$1,526
Policy fees	1,491	1,380	1,384
Net investment income	1,389	1,621	1,532
Other income	121	110	94
Policyholder benefits	(3,229)	(3,231)	(3,219)
Interest credited to policyholder account balances	(342)	(354)	(373)
Less: Impact of annual actuarial assumption update	(17)	(32)	317
Underwriting margin	$1,284	$1,067	$1,261
2022 to 2021 Comparison
See “—Financial Highlights”
2021 to 2020 Comparison
See “—Financial Highlights”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Years Ended December 31,
(in millions)	2022	2021	2020
Traditional Life	$1,766	$1,737	$1,696
Universal Life	1,600	1,635	1,649
Other*	54	67	76
Total U.S.	3,420	3,439	3,421
International	816	789	626
Premiums and deposits	$4,236	$4,228	$4,047
*Other includes Accident and Health business as well as Group benefits.
2022 to 2021 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $89 million in 2022 compared to the prior year primarily due to growth in international life premiums.
2021 to 2020 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $134 million in 2021 compared to the prior year primarily due to growth in international life premiums.

Corebridge | 2022 Form 10-K 142

ITEM 7 | Business Segment Operations
Institutional Markets
Institutional Markets Results

	Years Ended December 31,
(in millions)	2022	2021	2020
Revenues:
Premiums	$2,913	$3,774	$2,564
Policy fees	194	187	186
Net investment income:
Base portfolio income	995	865	827
Variable investment income*	54	290	104
Net investment income	1,049	1,155	931
Other income	2	2	1
Total adjusted revenues	4,158	5,118	3,682
Benefits and expenses:
Policyholder benefits	3,381	4,141	2,886
Interest credited to policyholder account balances	320	274	303
Amortization of deferred policy acquisition costs	6	6	5
Non-deferrable insurance commissions	29	27	31
General operating expenses	73	77	79
Interest expense	—	9	11
Total benefits and expenses	3,809	4,534	3,315
Adjusted pre-tax operating income	$349	$584	$367
*Includes income from affordable housing of $21 million and $19 million for the years ended December 31, 2021 and 2020, respectively.
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings.

	Years Ended December 31,
(in millions)	2022	2021	2020
Spread income(a)	$295	$478	$290
Fee income(b)	63	61	62
Underwriting margin(c)	77	102	75
Non-deferrable insurance commissions	(29)	(27)	(31)
General operating expenses	(73)	(77)	(79)
Other(d)	16	47	50
Adjusted pre-tax operating income	$349	$584	$367
(a) Represents spread income on GIC, PRT and structured settlement products.
(b) Represents fee income on SVW products.
(c) Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
(d) Includes net investment income on SVW products of $5 million, $11 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Financial Highlights
2022 to 2021 APTOI Comparison
APTOI decreased $235 million primarily due to:
•lower spread income of $183 million driven by $196 million lower variable investment income, primarily private equity and call and tender income, partially offset by $13 million higher base spread income;
•lower underwriting margin of $25 million driven by lower variable investment income primarily call and tender income; and
•lower other activities of $31 million primarily due to higher policyholder benefits on PRT business.
2021 to 2020 APTOI Comparison
APTOI increased $217 million primarily due to:
•higher spread income of $188 million due to $153 million higher variable investment income, including both private equity and call and tender income, and $35 million higher base spread income, driven by growth in average invested assets; and

Corebridge | 2022 Form 10-K 143

ITEM 7 | Business Segment Operations
•$27 million higher underwriting margin primarily due to higher variable investment income.
AUMA
The following table presents Institutional Markets AUMA:

	December 31,
(in millions)	2022	2021	2020
SVW (AUA)	$47,078	$43,830	$43,310
GIC, PRT and Structured settlements (AUM)	23,096	23,863	21,910
All other (AUM)	7,590	8,810	8,457
Total AUMA	$77,764	$76,503	$73,677
2022 to 2021 AUMA Comparison
AUMA increased $1.3 billion, primarily due to premiums and deposits of PRT and GIC products of $4.3 billion and net inflows of $2.4 billion into SVW products, partially offset by the impact of the recent interest rate environment on asset valuations across the Institutional Markets businesses of $3.7 billion and benefit payments on the PRT, GIC and structured settlement products of $1.7 billion.
2021 to 2020 AUMA Comparison
AUMA increased $2.8 billion, primarily due to premiums and deposits of PRT and GIC products of $5.0 billion and higher SVW notional driven by growth in underlying assets of $0.8 billion, partially offset by benefit payments, contract maturities and other outflows of $2.7 billion and net outflows from plan sponsors and plan participants of $0.3 billion.
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Years Ended December 31,
(in millions)	2022	2021	2020
Net investment income	$901	$969	$777
Interest credited to policyholder account balances	(213)	(166)	(195)
Policyholder benefits	(393)	(325)	(292)
Total spread income(a)	$295	$478	$290
SVW fees	63	61	62
Total fee income	$63	$61	$62
Premiums	(37)	(35)	(36)
Policy fees (excluding SVW)	131	126	124
Net investment income	143	175	147
Other income	2	1	1
Policyholder benefits	(52)	(57)	(53)
Interest credited to policyholder account balances	(107)	(108)	(108)
Less: Impact of annual actuarial assumption update	(3)	—	—
Total underwriting margin(b)	$77	$102	$75
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
2022 to 2021 Comparison
See “—Financial Highlights”
2021 to 2020 Comparison
See “—Financial Highlights”

Corebridge | 2022 Form 10-K 144

ITEM 7 | Business Segment Operations
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Years Ended December 31,
(in millions)	2022	2021	2020
PRT	$2,749	$3,667	$2,344
GICs	1,000	1,000	2,124
Other*	576	290	405
Premiums and deposits	$4,325	$4,957	$4,873
*Other principally consists of structured settlements, Corporate Markets and SVW product.
2022 to 2021 Comparison
Premiums and deposits decreased compared to the prior year period by $632 million, primarily due to lower premiums on new PRT business of $918 million partially offset by higher premiums on sales of structured settlement annuities of $294 million.
2021 to 2020 Comparison
Premiums and deposits increased in 2021 compared to the prior year by $84 million, primarily due to higher sales of PRT of $1.3 billion, partially offset by lower issuance of GICs of $1.1 billion and lower structured settlements of $116 million.
Corporate and Other
Corporate and Other primarily consists of interest expense on financial debt, parent expenses not attributable to other segments, institutional asset management business, which includes managing assets for non-consolidated affiliates, results of our consolidated investment entities, results of our legacy insurance lines ceded to Fortitude Re and intercompany eliminations.
Corporate and Other Results

	Years Ended December 31,
(in millions)	2022	2021	2020
Revenues:
Premiums(a)	$82	$86	$74
Net investment income	473	443	346
Net realized gains on real estate investments	170	701	54
Other income	121	134	122
Total adjusted revenues	846	1,364	596
Benefits and expenses:
Non-deferrable insurance commissions	2	3	3
General operating expenses:
Corporate and other(a)(b)	241	220	179
Asset management(c)	143	155	130
Total general operating expenses	384	375	309
Interest expense:
Corporate	299	57	50
Asset Management and other(d)	236	229	274
Total interest expense	535	286	324
Total benefits and expenses	921	664	636
Noncontrolling interest(e)	(320)	(861)	(194)
Adjusted pre-tax operating loss before consolidation and eliminations	(395)	(161)	(234)
Consolidations and eliminations	12	(2)	(2)
Adjusted pre-tax operating loss	$(383)	$(163)	$(236)

(a)Premiums include an expense allowance associated with Fortitude Re which is entirely offset in general and operating expenses – Corporate and other.
(b)General and operating expenses – Corporate and other include expenses incurred by AIG which were not billed to Corebridge. These amounts were $143 million and $103 million for the years ended December 31, 2021 and 2020, respectively. As part of separation in 2022, these expenses are now directly incurred by Corebridge.
(c)General operating expenses – Asset management primarily represent the costs to manage the investment portfolio for affiliates that are not included in the consolidated financial statements of Corebridge.
(d)Interest expense – Asset Management relates to consolidated investment entities, the VIEs, for which we are the primary beneficiary; however, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us except in limited circumstances when we have provided a guarantee to the VIE’s interest holders. As of December 31, 2021, the VIEs for which Corebridge previously provided guarantees have been terminated. Interest expense on consolidated investment entities was $216 million and $257 million for the years ended December 31, 2021 and 2020, respectively.
(e)Noncontrolling interests represent the third party or Corebridge affiliated interest in internally managed consolidated investment vehicles and are almost entirely offset within net investment income, net realized gains (losses) and interest expense.

Corebridge | 2022 Form 10-K 145

ITEM 7 | Business Segment Operations
Corporate and Other Sources of Earnings
The following table presents the sources of earnings of the Corporate and Other segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings.

	Years Ended December 31,
(in millions)	2022	2021	2020
Corporate expenses	$(160)	$(143)	$(103)
Interest expense on financial debt	(299)	(57)	(50)
Asset Management	38	30	(15)
Consolidated investment entities(a)	24	19	(62)
Other(b)(c)	14	(12)	(6)
Adjusted pre-tax operating income (loss)	$(383)	$(163)	$(236)
(a) Includes $(25) million and $(88) million for the years ended December 31, 2021 and 2020, respectively of APTOI attributable to six transactions AIG entered into between 2012 and 2014 which securitized portfolios of certain debt securities, the majority of which were previously owned by Corebridge. During the year ended December 31, 2021, all six transactions were terminated. See Note 9 to our audited annual consolidated financial statements.
(b) Includes $56 million for the year ended December 31, 2022 related to Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $100 million at December 31, 2022 and December 31, 2021, respectively.
(c) Includes $(32) million for the year ended December 31, 2022 related to non-recurring losses associated with the unwind of internal securitizations with AIG as part of separation
Financial Highlights
2022 to 2021 APTOI Comparison
Adjusted pre-tax operating loss of $383 million in 2022 compared to an adjusted pre-tax operating loss of $163 million in 2021, an unfavorable change of $220 million, was primarily due to:
•higher interest expense on financial debt of $242 million primarily due to the issuance of senior unsecured notes, hybrid junior subordinated notes and borrowing under our Three-Year DDTL Facility in 2022 totaling $9.0 billion and the interest expense from the $8.3 billion affiliated promissory note to AIG. We used a portion of the proceeds from the debt issuances to repay the $8.3 billion affiliated promissory note to AIG. For more information on these transactions, see Note 13 to our audited annual consolidated financial statements.
Partially offset by:
•favorable change from other sources of earnings of $26 million primarily due to a $56 million gain related to a change in value of our minority investment in Fortitude Re partially offset by net investment losses from certain legacy investments.
2021 to 2020 APTOI Comparison
Adjusted pre-tax operating loss of $163 million in 2021 compared to an adjusted pre-tax operating loss of $236 million in 2020; this favorable change of $73 million was primarily due to:
•higher income from consolidated investment entities of $81 million primarily from lower interest expense on certain consolidated investment entities which were terminated during 2021 as well as gains in certain consolidated real estate investment funds; and
•higher income from legacy investments held outside of the investment insurance companies.
Partially offset by:
•higher parent expenses of $40 million primarily due to an increase in expenses related to AIG which were not billed to Corebridge.

Corebridge | 2022 Form 10-K 146

ITEM 7 | Investments

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector, issuer and geographic perspectives. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At December 31, 2022, for $186.5 billion of invested assets supporting our insurance operating companies, approximately 48% are in corporate debt securities with no one industry representing more than 26%. Mortgage- backed securities (“MBS”), ABS and CLOs represent 29% of our fixed income securities and 99% are investment grade. Approximately 27% is rated BBB, BBB+ or BBB-, of which, 83% is rated BBB or BBB+. At December 31, 2021, for $212.5 billion of invested assets supporting our insurance operating companies, approximately 54% are in corporate debt securities with no one industry representing more than 25%. MBS, ABS and CLOs represent 24% of our fixed income securities and 98% are investment grade.
See “Business—Investment Management” for further information, including current and future management of our investment portfolio.
Key Investment Strategies
Investment strategies are assessed at the segment level and involve considerations that include local and general market conditions, duration and cash flow management, risk appetite and volatility constraints, rating agency and regulatory capital considerations, and tax and legal investment limitations.
In November 2021, we entered into a strategic partnership with Blackstone that we believe has the potential to yield significant economic and strategic benefits over time. We believe that Blackstone’s ability to originate attractive and privately sourced, fixed-income oriented assets, will be accretive to our businesses and provide us with an enhanced competitive advantage.
Pursuant to the partnership, we initially transferred management of $50 billion of our existing investment portfolio. Beginning in the fourth quarter of 2022, we transferred an additional $2.1 billion to Blackstone. The amount managed by Blackstone will increase to $92.5 billion by the third quarter of 2027.
As of December 31, 2022, the book value of the assets transferred to Blackstone was $48.9 billion. We expect Blackstone to invest these assets primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. Blackstone’s preferred credit and lending strategy is to seek to control all significant components of the underwriting and pricing processes with the goal of facilitating bespoke opportunities with historically strong credit protection and attractive risk-adjusted returns. Blackstone seeks to capture enhanced economics to those available in the traditional fixed income markets by going directly to the lending source.
As described above, Blackstone currently manages a portfolio of private and structured credit assets, commercial and residential real estate securitized and whole loans for Corebridge. We believe Blackstone is well-positioned to add value and drive new originations across credit and real estate asset classes. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital positions.
Under the investment management agreements with BlackRock, we have completed the transfer of the management of approximately $82.4 billion in book value of liquid fixed income and certain private placement assets in the aggregate to BlackRock as of December 31, 2022. In addition, liquid fixed income assets associated with Fortitude Re portfolio were separately transferred to BlackRock. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions.
Some of our key investment strategies are as follows:
•our fundamental strategy across the portfolios is to seek investments with characteristics similar to the associated insurance liabilities to the extent practicable;
•we seek to purchase investments that offer enhanced yield through illiquidity premiums, such as private placements and commercial mortgage loans, which also add portfolio diversification. These assets typically afford stronger credit protections through financial covenants, ability to customize structures that meet our insurance liability needs and deeper due diligence;
•we seek investments that provide diversification from local markets. To the extent we purchase these investments, we generally hedge any currency risk using derivatives, which could provide opportunities to earn higher risk-adjusted returns compared to investments in the functional currency;

Corebridge | 2022 Form 10-K 147

ITEM 7 | Investments
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
•within the United States, investments are generally split between reserve-backing and surplus portfolios; and
–insurance reserves are backed mainly by investment-grade fixed maturity securities that meet our duration, risk-return, tax liquidity, credit quality and diversification objectives. We assess asset classes based on their fundamental underlying risk factors, including credit (public and private), commercial real estate and residential real estate, regardless of whether such investments are bonds, loans or structured products.
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
•outside of the United States, fixed maturity securities held by our insurance companies consist primarily of investment-grade securities generally denominated in the currencies of the countries in which we operate.
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
Fixed maturity securities of our domestic operations have an average duration of 7.2 years as of December 31, 2022.
In addition, we seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to earnings fluctuations, they have historically achieved accumulative returns over time in excess of the fixed maturity portfolio returns.

Corebridge | 2022 Form 10-K 148

ITEM 7 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
December 31, 2022
Bonds available for sale:
U.S. government and government-sponsored entities	$925	$273	$1,198
Obligations of states, municipalities and political subdivisions	5,195	731	5,926
Non-U.S. governments(a)	3,977	415	4,392
Corporate debt(a)	91,939	12,753	104,692
Mortgage-backed, asset-backed and collateralized:
RMBS	11,122	822	11,944
CMBS	9,528	540	10,068
CLO	7,994	192	8,186
ABS	9,774	613	10,387
Total mortgage-backed, asset-backed and collateralized	38,418	2,167	40,585
Total bonds available for sale	140,454	16,339	156,793
Other bond securities	284	3,485	3,769
Total fixed maturities	140,738	19,824	160,562
Equity securities	170	—	170
Mortgage and other loans receivable:
Residential mortgages	5,851	—	5,851
Commercial mortgages	29,190	3,272	32,462
Life insurance policy loans	1,395	355	1,750
Commercial loans, other loans and notes receivable	4,285	218	4,503
Total mortgage and other loans receivable(b)	40,721	3,845	44,566
Other invested assets(c)	8,392	2,026	10,418
Short-term investments	4,331	69	4,400
Total(d)	$194,352	$25,764	$220,116
December 31, 2021
Bonds available for sale:
U.S. government and government-sponsored entities	$1,255	$457	$1,712
Obligations of states, municipalities and political subdivisions	7,240	1,436	8,676
Non-U.S. governments(a)	5,579	818	6,397
Corporate debt(a)	118,715	21,348	140,063
Mortgage-backed, asset-backed and collateralized:
RMBS	13,850	1,108	14,958
CMBS	10,311	989	11,300
CLO	7,163	239	7,402
ABS	7,275	785	8,060
Total mortgage-backed, asset-backed and collateralized	38,599	3,121	41,720
Total bonds available for sale	171,388	27,180	198,568
Other bond securities	489	1,593	2,082
Total fixed maturities	171,877	28,773	200,650
Equity securities	241	1	242
Mortgage and other loans receivable:
Residential mortgages	4,671	—	4,671
Commercial mortgages	27,176	2,929	30,105
Life insurance policy loans	1,452	380	1,832
Commercial loans, other loans and notes receivable	2,530	250	2,780
Total mortgage and other loans receivable(b)	35,829	3,559	39,388
Other invested assets(c)	8,760	1,807	10,567
Short-term investments	5,421	50	5,471
Total(d)	$222,128	$34,190	$256,318
(a) Our credit exposure to the Russian Federation and Ukraine through our fixed maturity securities portfolio, excluding Fortitude Re funds withheld assets, was $29 million and $201 million at December 31, 2022 and December 31, 2021, respectively. The credit exposure to the Russian Federation and Ukraine of our Fortitude Re funds withheld assets fixed maturity securities portfolio was $7 million and $92 million at December 31, 2022 and December 31, 2021, respectively. Exposure to the Russian Federation and Ukraine represents an immaterial percentage of our aggregate credit exposures on our fixed maturity securities.

Corebridge | 2022 Form 10-K 149

ITEM 7 | Investments
(b) Net of total allowance for credit losses for $600 million and $496 million at December 31, 2022 and December 31, 2021, respectively.
(c) Other invested assets, excluding Fortitude Re funds withheld assets, include $5.3 billion and $5.1 billion of private equity funds as of December 31, 2022 and December 31, 2021, respectively, which are generally reported on a one-quarter lag.
(d) Includes the consolidation of approximately $9.7 billion and $11.4 billion of consolidated investment entities at December 31, 2022 and December 31, 2021, respectively.
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	December 31, 2022	December 31, 2021
Bonds available for sale:
U.S. government and government-sponsored entities	$928	$1,260
Obligations of states, municipalities and political subdivisions	5,194	7,240
Non-U.S. governments	3,978	5,578
Corporate Debt	88,876	115,351
Mortgage-backed, asset-backed and collateralized:
RMBS	11,546	14,427
CMBS	9,527	10,312
CLO	8,292	7,521
ABS	9,775	7,274
Total mortgage-backed, asset-backed and collateralized	39,140	39,534
Total bonds available for sale	138,116	168,963
Other bond securities	357	561
Total fixed maturities	138,473	169,524
Equity securities	119	19
Mortgage and other loans receivable:
Residential mortgages	4,181	2,727
Commercial mortgages	29,632	27,552
Commercial loans, other loans and notes receivable	4,465	2,659
Total mortgage and other loans receivable(a)(b)	38,278	32,938
Other invested assets(d)	5,845	5,657
Short-term investments	3,781	4,329
Total(c)	$186,496	$212,467
(a) Does not reflect allowance for credit loss on mortgage loans of $509 million and $447 million at December 31, 2022 and December 31, 2021, respectively.
(b) Does not reflect policy loans of $1.4 billion and $1.5 billion at December 31, 2022 and December 31, 2021, respectively.
(c) Excludes approximately $9.7 billion and $11.4 billion of consolidated investment entities as well as $2.7 billion and $2.7 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at December 31, 2022 and December 31, 2021, respectively.
(d) Alternatives include private equity funds, which are generally reported on a one-quarter lag.
Credit Ratings
At December 31, 2022, nearly all our fixed maturity securities were held by our U.S. entities. 89% of these securities were rated investment grade by one or more of the principal rating agencies.
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
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of December 31, 2022 and December 31, 2021, 91% and 92%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 94% and 94% investment grade as of December 31, 2022 and December 31, 2021, respectively. The remaining

Corebridge | 2022 Form 10-K 150

ITEM 7 | Investments
below-investment-grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
December 31, 2022
Other fixed maturity securities	$44,981	$45,166	$90,147	$5,058	$5,915	$655	$268	$11,896	$102,043
Mortgage-backed, asset-backed and collateralized	33,031	5,330	38,361	227	73	3	10	313	38,674
Total(b)	$78,012	$50,496	$128,508	$5,285	$5,988	$658	$278	$12,209	$140,717
Fortitude Re funds withheld assets									$19,824
Total fixed maturities									$160,541
December 31, 2021
Other fixed maturity securities	$59,367	$60,131	$119,498	$5,743	$6,698	$803	$58	$13,302	$132,800
Mortgage-backed, asset-backed and collateralized	35,241	3,402	38,643	146	88	20	180	434	39,077
Total	$94,608	$63,533	$158,141	$5,889	$6,786	$823	$238	$13,736	$171,877
Fortitude Re funds withheld assets									$28,773
Total fixed maturities									$200,650
(a)Includes $2.8 billion and $142 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of December 31, 2022 and $3.4 billion and $50 million of NAIC 4 and 5 securities, respectively, as of December 31, 2021. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $21 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2022.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	December 31, 2022	December 31, 2021
NAIC 1	$78,518	$95,321
NAIC 2	50,946	63,937
NAIC 3	4,860	5,683
NAIC 4	3,224	3,433
NAIC 5 and 6	904	1,150
Total(a)(b)	$138,452	$169,524
(a) Excludes approximately $3.4 billion and $3.7 billion of consolidated investment entities and $1.2 billion and $1.4 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at December 31, 2022 and December 31, 2021, respectively.
(b) Excludes $21 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2022.
Composite Corebridge Credit Ratings
With respect to our fixed maturity securities, the credit ratings in the table below and in subsequent tables reflect: (i) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the rating assigned by the NAIC SVO (100% of total fixed maturity securities), or (ii) our equivalent internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.

Corebridge | 2022 Form 10-K 151

ITEM 7 | Investments
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
December 31, 2022
Other fixed maturity securities	$46,059	$44,068	$90,127	$5,081	$5,910	$925	$11,916	$102,043
Mortgage-backed, asset-backed and collateralized	29,367	5,768	35,135	336	273	2,930	3,539	38,674
Total(c)	$75,426	$49,836	$125,262	$5,417	$6,183	$3,855	$15,455	$140,717
Fortitude Re funds withheld assets								$19,824
Total fixed maturities								$160,541
December 31, 2021
Other fixed maturity securities	$61,496	$58,049	$119,545	$5,767	$5,014	$2,474	$13,255	$132,800
Mortgage-backed, asset-backed and collateralized	30,363	3,876	34,239	375	359	4,104	4,838	39,077
Total	$91,859	$61,925	$153,784	$6,142	$5,373	$6,578	$18,093	$171,877
Fortitude Re funds withheld assets								$28,773
Total fixed maturities								$200,650
(a) Includes $3.0 billion and $4.1 billion at December 31, 2022 and December 31, 2021, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework. For additional discussion on Purchased Credit Impaired Securities, see Note 5 to our audited annual consolidated financial statements.
(b) Includes $3.4 billion of consolidated CLOs as of December 31, 2022 and $3.7 billion as of December 31, 2021. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c) Excludes $21 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2022.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries:

Composite Corebridge Credit Rating For Our Insurance Operating Subsidiaries (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
December 31, 2022
Other fixed maturity securities	$46,060	$44,410	$90,470	$4,577	$3,236	$700	$8,513	$98,983
Mortgage-backed, asset-backed and collateralized	29,869	5,886	35,755	401	276	3,037	3,714	39,469
Total fixed maturities*	$75,929	$50,296	$126,225	$4,978	$3,512	$3,737	$12,227	$138,452
December 31, 2021
Other fixed maturity securities	$61,502	$58,375	$119,877	$5,410	$3,300	$853	$9,563	$129,440
Mortgage-backed, asset-backed and collateralized	31,056	3,962	35,018	455	365	4,246	5,066	40,084
Total fixed maturities	$92,558	$62,337	$154,895	$5,865	$3,665	$5,099	$14,629	$169,524
* Excludes $21 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2022.
For a discussion of credit risks associated with Investments, see “Business—Investment Management—Credit Risk.”

Corebridge | 2022 Form 10-K 152

ITEM 7 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Rating:
Other fixed maturity securities*
AAA	$2,493	$3,516	$—	$—	$2,493	$3,516
AA	17,600	23,214	16	—	17,616	23,214
A	25,950	34,766	—	—	25,950	34,766
BBB	44,065	58,045	3	4	44,068	58,049
Below investment grade	11,855	11,677	7	7	11,862	11,684
Non-rated	73	1,571	2	—	75	1,571
Total	$102,036	$132,789	$28	$11	$102,064	$132,800
Mortgage-backed, asset-
backed and collateralized
AAA	$11,418	$13,002	$22	$26	$11,440	$13,028
AA	11,737	12,173	90	83	11,827	12,256
A	6,009	4,957	91	122	6,100	5,079
BBB	5,736	3,820	32	56	5,768	3,876
Below investment grade	3,391	4,634	21	151	3,412	4,785
Non-rated	127	13	—	40	127	53
Total	$38,418	$38,599	$256	$478	$38,674	$39,077
Total
AAA	$13,911	$16,518	$22	$26	$13,933	$16,544
AA	29,337	35,387	106	83	29,443	35,470
A	31,959	39,723	91	122	32,050	39,845
BBB	49,801	61,865	35	60	49,836	61,925
Below investment grade	15,246	16,311	28	158	15,274	16,469
Non-rated	200	1,584	2	40	202	1,624
Total	$140,454	$171,388	$284	$489	$140,738	$171,877

Corebridge | 2022 Form 10-K 153

ITEM 7 | Investments

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Rating:
Other fixed maturity securities*
AAA	$439	$720	$22	$31	$461	$751
AA	3,272	5,444	706	227	3,978	5,671
A	4,022	6,359	168	109	4,190	6,468
BBB	5,734	9,873	935	384	6,669	10,257
Below investment grade	705	1,663	420	305	1,125	1,968
Non-rated	—	—	2	—	2	—
Total	$14,172	$24,059	$2,253	$1,056	$16,425	$25,115
Mortgage-backed, asset- backed and collateralized
AAA	$222	$517	$88	$31	$310	$548
AA	727	945	478	314	1,205	1,259
A	289	367	146	59	435	426
BBB	348	447	459	60	807	507
Below investment grade	581	838	60	72	641	910
Non-rated	—	7	1	1	1	8
Total	$2,167	$3,121	$1,232	$537	$3,399	$3,658
Total
AAA	$661	$1,237	$110	$62	$771	$1,299
AA	3,999	6,389	1,184	541	5,183	6,930
A	4,311	6,726	314	168	4,625	6,894
BBB	6,082	10,320	1,394	444	7,476	10,764
Below investment grade	1,286	2,501	480	377	1,766	2,878
Non-rated	—	7	3	1	3	8
Total	$16,339	$27,180	$3,485	$1,593	$19,824	$28,773

Corebridge | 2022 Form 10-K 154

ITEM 7 | Investments

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Rating:
Other fixed maturity securities*
AAA	$2,932	$4,236	$22	$31	$2,954	$4,267
AA	20,872	28,658	722	227	21,594	28,885
A	29,972	41,125	168	109	30,140	41,234
BBB	49,799	67,918	938	388	50,737	68,306
Below investment grade	12,560	13,340	427	312	12,987	13,652
Non-rated	73	1,571	4	—	77	1,571
Total	$116,208	$156,848	$2,281	$1,067	$118,489	$157,915
Mortgage-backed, asset-backed and collateralized
AAA	$11,640	$13,519	$110	$57	$11,750	$13,576
AA	12,464	13,118	568	397	13,032	13,515
A	6,298	5,324	237	181	6,535	5,505
BBB	6,084	4,267	491	116	6,575	4,383
Below investment grade	3,972	5,472	81	223	4,053	5,695
Non-rated	127	20	1	41	128	61
Total	$40,585	$41,720	$1,488	$1,015	$42,073	$42,735
Total
AAA	$14,572	$17,755	$132	$88	$14,704	$17,843
AA	33,336	41,776	1,290	624	34,626	42,400
A	36,270	46,449	405	290	36,675	46,739
BBB	55,883	72,185	1,429	504	57,312	72,689
Below investment grade	16,532	18,812	508	535	17,040	19,347
Non-rated	200	1,591	5	41	205	1,632
Total	$156,793	$198,568	$3,769	$2,082	$160,562	$200,650
* Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	December 31, 2022			December 31, 2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Indonesia	$381	$34	$415	$472	$50	$522
Chile	343	19	362	443	28	471
United Arab Emirates	298	12	310	372	19	391
Qatar	218	87	305	276	113	389
Mexico	239	27	266	299	74	373
Saudi Arabia	200	22	222	258	29	287
Panama	150	29	179	206	34	240
France	149	17	166	225	36	261
Israel	159	7	166	199	8	207
China	149	13	162	177	30	207
Other	1,691	170	1,861	2,652	414	3,066
Total*	$3,977	$437	$4,414	$5,579	$835	$6,414
* Includes bonds available for sale and other bond securities.

Corebridge | 2022 Form 10-K 155

ITEM 7 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	December 31, 2022			December 31, 2021
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$23,751	$2,699	$26,450	$29,317	$4,231	$33,548
Utilities	13,579	2,708	16,287	17,194	4,161	21,355
Communications	5,718	767	6,485	7,653	1,555	9,208
Consumer noncyclical	12,466	1,525	13,991	16,870	2,906	19,776
Capital goods	4,491	462	4,953	5,869	884	6,753
Energy	7,361	1,126	8,487	9,626	1,797	11,423
Consumer cyclical	6,820	581	7,401	8,605	946	9,551
Basic materials	3,285	467	3,752	4,210	820	5,030
Other	14,468	2,418	16,886	19,371	4,048	23,419
Total*	$91,939	$12,753	$104,692	$118,715	$21,348	$140,063
* 89% and 90% of investments were rated investment grade at December 31, 2022 and December 31, 2021, respectively.
Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 8% and 8% at December 31, 2022 and December 31, 2021, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Corebridge | 2022 Form 10-K 156

ITEM 7 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	December 31, 2022		December 31, 2021
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$4,478	40%	$5,909	43%
AAA	4,345		5,736
AA	133		173
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	2,641	24%	3,523	25%
AAA	24		4
AA	689		828
A	35		40
BBB	41		63
Below investment grade	1,852		2,588
Non-rated	—		—
Subprime RMBS	1,217	11%	1,522	11%
AAA	—		—
AA	68		37
A	65		99
BBB	51		61
Below investment grade	1,033		1,325
Non-rated	—		—
Prime non-agency	1,471	13%	1,851	13%
AAA	331		290
AA	803		838
A	136		207
BBB	57		191
Below investment grade	144		325
Non-rated	—		—
Other housing related	1,315	12%	1,045	8%
AAA	795		319
AA	230		497
A	206		196
BBB	77		23
Below investment grade	6		8
Non-rated	1		2
Total RMBS excluding Fortitude Re funds withheld assets	11,122	100%	13,850	100%
Total RMBS Fortitude Re funds withheld assets	822		1,108
Total RMBS(a)(b)	$11,944		$14,958
(a) Includes $3.0 billion and $4.1 billion at December 31, 2022 and December 31, 2021, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework. For additional discussion on Purchased Credit Impaired Securities, see Note 5 to our audited annual consolidated financial statements.
(b) The weighted average expected life was 6 years at December 31, 2022 and 5 years at December 31, 2021.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | 2022 Form 10-K 157

ITEM 7 | Investments
Investments in CMBS
The following table presents our CMBS available for sale securities:

	December 31, 2022		December 31, 2021
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$8,085	85%	$8,333	81%
AAA	3,875		4,447
AA	2,642		2,675
A	732		446
BBB	564		408
Below investment grade	272		357
Non-rated	—		—
Agency	1,017	11%	1,309	13%
AAA	484		619
AA	525		676
A	—		—
BBB	8		14
Below investment grade	—		—
Non-rated	—		—
Other	426	4%	669	6%
AAA	105		91
AA	131		143
A	97		309
BBB	93		116
Below investment grade	—		1
Non-rated	—		9
Total excluding Fortitude Re funds withheld assets	9,528	100%	10,311	100%
Total Fortitude Re funds withheld assets	540		989
Total	$10,068		$11,300
The fair value of CMBS holdings decreased slightly during the year ended December 31, 2022. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Corebridge | 2022 Form 10-K 158

ITEM 7 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available for sale securities by collateral type:

	December 31, 2022		December 31, 2021
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$7,893	44%	$6,318	44%
AAA	1,056		1,078
AA	4,049		3,599
A	2,384		1,494
BBB	400		142
Below investment grade	4		5
Non-rated	—		—
CDO - other	100	1%	845	6%
AAA	—		—
AA	100		824
A	—		—
BBB	—		—
Below investment grade	—		21
Non-rated	—		—
ABS	9,775	55%	7,275	50%
AAA	403		418
AA	2,367		1,883
A	2,354		2,166
BBB	4,445		2,802
Below investment grade	80		4
Non-rated	126		2
Total excluding Fortitude Re funds withheld assets	17,768	100%	14,438	100%
Total Fortitude Re funds withheld assets	805		1,024
Total	$18,573		$15,462
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2022	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)
Investment-grade bonds
0-6 months	$58,919	$5,036	6,736	$30,974	$9,161	2,999	$447	$238	25	$90,340	$14,435	9,760
7-11 months	22,018	2,112	2,197	3,126	836	159	21	13	1	25,165	2,961	2,357
12 months or more	7,759	942	716	9,398	2,667	690	20	11	3	17,177	3,620	1,409
Total	88,696	8,090	9,649	43,498	12,664	3,848	488	262	29	132,682	21,016	13,526
Below-investment-grade bonds
0-6 months	5,310	354	1,492	823	235	222	39	28	17	6,172	617	1,731
7-11 months	3,544	182	1,201	95	24	51	7	5	7	3,646	211	1,259
12 months or more	3,395	225	1,017	321	87	73	9	8	9	3,725	320	1,099
Total	12,249	761	3,710	1,239	346	346	55	41	33	13,543	1,148	4,089
Total bonds
0-6 months	64,229	5,390	8,228	31,797	9,396	3,221	486	266	42	96,512	15,052	11,491
7-11 months	25,562	2,294	3,398	3,221	860	210	28	18	8	28,811	3,172	3,616
12 months or more	11,154	1,167	1,733	9,719	2,754	763	29	19	12	20,902	3,940	2,508
Total excluding Fortitude Re funds withheld assets	$100,945	$8,851	13,359	$44,737	$13,010	4,194	$543	$303	62	$146,225	$22,164	17,615
Total Fortitude Re funds withheld assets										$18,296	$3,593	1,057
Total										$164,521	$25,757	18,672

Corebridge | 2022 Form 10-K 159

ITEM 7 | Investments

December 31, 2021	Less Than or Equal to 20% of cost(b)			Greater than 20% to 50% of cost(b)			Greater than 50% of cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized loss	Items(e)	Cost(c)	Unrealized loss	Items(e)	Cost(c)	Unrealized loss	Items(e)	Cost(c)	Unrealized loss(d)	Items(e)
Investment-grade bonds
0-6 months	$22,675	$476	2,549	$14	$5	3	$1	$1	1	$22,690	$482	2,553
7-11 months	1,398	69	196	4	1	2	1	1	1	1,403	71	199
12 months or more	4,932	276	684	28	8	9	—	—	—	4,960	284	693
Total	29,005	821	3,429	46	14	14	2	2	2	29,053	837	3,445
Below-investment-grade bonds
0-6 months	3,902	76	1,385	11	4	12	4	3	7	3,917	83	1,404
7-11 months	972	23	440	20	5	6	1	1	1	993	29	447
12 months or more	1,624	66	417	202	51	26	51	35	18	1,877	152	461
Total	6,498	165	2,242	233	60	44	56	39	26	6,787	264	2,312
Total bonds
0-6 months	26,577	552	3,934	25	9	15	5	4	8	26,607	565	3,957
7-11 months	2,370	92	636	24	6	8	2	2	2	2,396	100	646
12 months or more	6,556	342	1,101	230	59	35	51	35	18	6,837	436	1,154
Total excluding Fortitude Re funds withheld assets	$35,503	$986	5,671	$279	$74	58	$58	$41	28	$35,840	$1,101	5,757
Total Fortitude Re funds withheld assets										$4,856	$174	556
Total										$40,696	$1,275	6,313
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at December 31, 2022 and December 31, 2021.
(c)For bonds, represents amortized cost net of allowance.
(d)The effect on net income of unrealized losses after taxes may be mitigated upon realization because certain realized losses may result in current decreases in the amortization of certain DAC.
(e)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $7 million and $5 million for investment grade bonds, and $141 million and $73 million for below-investment-grade bonds as of December 31, 2022 and December 31, 2021, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in 2022 was primarily attributable to a decrease in the fair value of fixed maturity securities. For 2022, net unrealized losses related to fixed maturity securities were $40.4 billion due to an increase in interest rates.
The change in net unrealized gains and losses on investments in 2021 was primarily attributable to movements in interest rates and spreads. For 2021, net unrealized losses related to fixed maturity securities were $7.5 billion due primarily to an increase in interest rates.
For further discussion of our investment portfolio, see Notes 4 and 5 to the audited annual consolidated financial statements.

Corebridge | 2022 Form 10-K 160

ITEM 7 | Investments
Commercial Mortgage Loans
At December 31, 2022 and December 31, 2021, we had direct commercial mortgage loan exposure of $33.0 billion and $30.5 billion, respectively. At December 31, 2022 and December 31, 2021, we had an allowance for credit losses of $531 million and $423 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
December 31, 2022
State:
New York	50	$1,355	$3,820	$282	$357	$71	$—	$5,885	20%
California	45	507	653	112	1,129	611	13	3,025	10%
New Jersey	47	1,829	143	322	436	7	22	2,759	9%
Texas	34	692	687	137	155	143	—	1,814	6%
Florida	44	343	119	212	151	355	—	1,180	4%
Massachusetts	11	466	328	471	15	—	—	1,280	4%
Illinois	13	488	353	3	41	—	20	905	3%
Ohio	16	80	7	83	408	—	—	578	2%
Pennsylvania	14	77	94	189	190	24	—	574	2%
District of Columbia	5	369	—	—	—	11	—	380	1%
Other States	92	1,718	333	549	652	255	19	3,526	12%
Foreign	55	4,212	1,423	327	1,264	284	216	7,726	27%
Total*	426	$12,136	$7,960	$2,687	$4,798	$1,761	$290	$29,632	100%
Fortitude Re funds withheld assets								$3,361
Total Commercial Mortgages								$32,993
December 31, 2021
State:
New York	66	$1,857	$3,645	$254	$359	$71	$—	$6,186	23%
California	45	363	813	172	449	633	13	2,443	9
New Jersey	35	1,782	22	344	201	8	22	2,379	9
Texas	38	458	811	150	158	143	—	1,720	6
Florida	48	271	152	217	165	261	—	1,066	4
Massachusetts	11	425	203	485	16	—	—	1,129	4
Illinois	15	468	348	9	45	—	21	891	3
Ohio	18	83	7	88	160	—	—	338	1
Pennsylvania	19	78	105	337	66	25	—	611	2
District of Columbia	7	344	53	—	—	12	—	409	1
Other States	113	1,323	433	656	394	305	—	3,111	11
Foreign	56	3,925	1,228	714	845	315	245	7,272	27
Total*	471	$11,377	$7,820	$3,426	$2,858	$1,773	$301	$27,555	100%
Fortitude Re funds withheld assets								$2,973
Total Commercial Mortgages								$30,528
*Does not reflect allowance for credit losses.

Corebridge | 2022 Form 10-K 161

ITEM 7 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
December 31, 2022
Loan-to-value ratios(b)
Less than 65%	$18,524	$2,817	$628	$21,969
65% to 75%	4,497	429	435	5,361
76% to 80%	314	—	46	360
Greater than 80%	1,338	154	450	1,942
Total commercial mortgages excluding Fortitude Re(c)	$24,673	$3,400	$1,559	$29,632
Total commercial mortgages including Fortitude Re				$3,361
Total commercial mortgages				$32,993
December 31, 2021
Loan-to-value ratios(b)
Less than 65%	$15,526	$3,081	$1,736	$20,343
65% to 75%	4,629	1,044	341	6,014
76% to 80%	237	—	52	289
Greater than 80%	758	45	106	909
Total commercial mortgages excluding Fortitude Re(c)	$21,150	$4,170	$2,235	$27,555
Total commercial mortgages including Fortitude Re				$2,973
Total commercial mortgages				$30,528
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X and 1.9X at December 31, 2022 and December 31, 2021, respectively. The debt service coverage ratios have been updated within the last three months.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 59% and 57% at December 31, 2022 and December 31, 2021, respectively. The loan-to-value ratios have been updated within the last three to nine months.
(c)Does not reflect allowance for credit losses.
Residential Mortgage Loans
At December 31, 2022 and December 31, 2021, we had direct residential mortgage loan exposure of $5.9 billion and $4.7 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO:(a)
780 and greater	$294	$2,141	$652	$229	$76	$437	$3,829
720 - 779	536	711	167	75	32	134	1,655
660 - 719	163	79	28	16	9	47	342
600 - 659	2	4	2	1	2	13	24
Less than 600	—	—	—	1	—	5	6
Total residential mortgages(b)(c)	$995	$2,935	$849	$322	$119	$636	$5,856

Corebridge | 2022 Form 10-K 162

ITEM 7 | Investments

December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO:(a)
780 and greater	$1,398	$678	$284	$100	$107	$325	$2,892
720 - 779	1,118	225	83	41	36	94	1,597
660 - 719	44	39	20	11	13	33	160
600 - 659	1	1	2	3	2	6	15
Less than 600	—	—	—	1	1	6	8
Total residential mortgages(b)(c)	$2,561	$943	$389	$156	$159	$464	$4,672
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last three months.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on commercial mortgage loans, see Note 6 of the Notes to the audited annual consolidated financial statements.
For additional discussion on credit losses, see Note 5 of the Notes to the audited annual consolidated financial statements.
Net Realized Gains and Losses

Years Ended December 31,	2022			2021			2020
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(325)	$(232)	$(557)	$103	$647	$750	$(78)	$660	$582
Change in allowance for credit losses on fixed maturity securities	(115)	(31)	(146)	8	3	11	(186)	17	(169)
Change in allowance for credit losses on loans	(76)	(44)	(120)	133	8	141	(61)	3	(58)
Foreign exchange transactions, net of related hedges	695	61	756	305	20	325	89	(5)	84
Variable annuity embedded derivatives, net of related hedges	1,221	—	1,221	94	—	94	159	—	159
Fixed index annuity and indexed life embedded derivatives, net of related hedges	584	—	584	11	—	11	(766)	—	(766)
All other derivatives and hedge accounting	(43)	(181)	(224)	(6)	9	3	(94)	423	329
Sales of alternative investments and real estate investments	179	43	222	794	237	1,031	158	(96)	62
Other	(57)	(13)	(70)	176	—	176	14	—	14
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	2,063	(397)	1,666	1,618	924	2,542	(765)	1,002	237
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	6,347	6,347	—	(687)	(687)	—	(3,978)	(3,978)
Net realized gains (losses)	$2,063	$5,950	$8,013	$1,618	$237	$1,855	$(765)	$(2,976)	$(3,741)
Higher Net realized gains excluding Fortitude Re funds withheld assets in 2022 compared to the prior year were due primarily to higher derivative gains, which were partially offset by losses in sales of securities versus lower gains in the prior periods.
Variable annuity embedded derivatives, net of related hedges, reflected higher gains in 2022 compared to the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or ‘‘own credit’’ risk adjustment used in the valuation of the variable annuities with GMWB embedded derivative, which are not hedged as part of our economic hedging program.
Net realized gains (losses) on Fortitude Re funds withheld assets primarily reflect increases in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to Corebridge as the appreciation on the assets must under those reinsurance arrangements be transferred to Fortitude Re.
For further discussion of our investment portfolio, see Note 5 to our audited annual consolidated financial statements.

Corebridge | 2022 Form 10-K 163

ITEM 7 | Investments
Other Invested Assets
We seek to enhance returns through investment in a diversified portfolio of alternative asset classes, including private equity, real estate equity and hedge funds.
The following table presents the carrying value of our other invested assets by type:

	December 31, 2022			December 31, 2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)(b)	$6,121	$1,893	$8,014	$5,921	$1,606	$7,527
Investment real estate(c)	1,698	133	1,831	2,148	201	2,349
All other investments(d)	573	—	573	691	—	691
Total	$8,392	$2,026	$10,418	$8,760	$1,807	$10,567
(a)At December 31, 2022, included hedge funds of $884 million and private equity funds of $7.1 billion. At December 31, 2021, included hedge funds of $1.0 billion and private equity funds of $6.5 billion. Amounts include Fortitude Re funds withheld assets. Private equity funds are generally reported on a one-quarter lag.
(b)At December 31, 2022, 77% of our hedge fund portfolio is available for redemption in 2022. The remaining 23% will be available for redemption between 2023 and 2028. At December 31, 2021, approximately 73% of our hedge fund portfolio is available for redemption in 2022. The remaining 27% will be available for redemption between 2023 and 2028.
(c)Net of accumulated depreciation of $616 million and $493 million at December 31, 2022 and December 31, 2021, respectively. The accumulated depreciation related to the investment real estate held by affordable housing partnerships is $124 million and $123 million at December 31, 2022 and December 31, 2021, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Holdings, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Holdings totaled $156 million and $100 million at December 31, 2022 and December 31, 2021, respectively.
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
For additional information on embedded derivatives, see Notes 4 and 10 of the Notes to the audited annual consolidated financial statements.

Corebridge | 2022 Form 10-K 164

ITEM 7 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2022				December 31, 2021
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$155	$202	$1,798	$77	$352	$274	$980	$14
Foreign exchange contracts	3,166	523	3,095	162	3,705	244	2,518	49
Derivatives not designated as hedging instruments(a)
Interest rate contracts	23,916	481	16,263	1,859	21,811	1,078	21,129	1,377
Foreign exchange contracts	4,357	643	6,126	428	3,883	405	5,112	307
Equity contracts	26,041	417	9,962	27	60,192	4,670	38,734	4,071
Credit contracts	—	—	—	—	—	1	—	—
Other contracts(b)	47,128	15	48	—	43,839	13	133	—
Total derivatives, excluding Fortitude Re funds withheld	$104,763	$2,281	$37,292	$2,553	$133,782	$6,685	$68,606	$5,818
Total derivatives, Fortitude Re fund withheld	$4,382	$971	$6,096	$782	$8,602	$582	$2,932	$195
Total derivatives, gross	109,145	3,252	43,388	3,335	142,384	7,267	71,538	6,013
Counterparty netting(c)		(2,547)		(2,547)		(5,785)		(5,785)
Cash collateral(d)		(406)		(691)		(798)		(37)
Total derivatives on Consolidated Balance Sheets(e)		$299		$97		$684		$191
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Consists primarily of SVWs and contracts with multiple underlying exposures.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $9 million at December 31, 2022 and zero at December 31, 2021. Fair value of liabilities related to bifurcated embedded derivatives was $8.4 billion and $17.7 billion, respectively, at December 31, 2022 and December 31, 2021. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re.
For additional information, see Note 10 of the Notes to the audited annual consolidated financial statements.

Corebridge | 2022 Form 10-K 165

ITEM 7 | Future Policy Benefits, Policyholder Contract Deposits, DAC and VOBA

Future Policy Benefits, Policyholder Contract Deposits, DAC and VOBA
SIGNIFICANT REINSURANCE AGREEMENTS, VARIABLE ANNUITY GUARANTEED BENEFITS AND HEDGING RESULTS, DAC AND VOBA, AND ACTUARIAL UPDATES
The following section provides discussion of our significant reinsurance agreements, variable annuity guaranteed benefits, DACs, VOBAs and actuarial updates regarding our business segments.
Significant Reinsurance Agreements
In the first quarter of 2018, AIG entered into a series of reinsurance transactions with Fortitude Re related to certain run-off operations (i.e., non-core insurance lines for which policies are still in force until they lapse or otherwise terminate but new policies are no longer issued). As of December 31, 2022 and December 31, 2021, approximately $27.8 billion and $28.5 billion, respectively, of reserves from our run-off lines (i.e., certain annuities written prior to April 2012, along with exposures to whole life, LTC and exited accident and health product lines) related to business written by multiple wholly owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions. We currently own a less than 3% indirect interest in Fortitude Re.
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
For a summary of significant reinsurers, see “Accounting Policies and Pronouncements—Critical Accounting Estimates—Reinsurance Recoverable.”
For a summary of statutory permitted practices, see “Notes to Consolidated Financial Statements—Statutory Financial Data and Restrictions—Statutory Permitted Accounting Practice.”
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
In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWB, including exposures to changes in interest rates, equity prices, credit spreads and volatility. The hedging program utilizes derivative instruments, including but not limited to equity options, futures contracts and interest rate swap and swaption contracts, as well as fixed maturity securities with a fair value election.
For additional discussion of market risk management related to these product features, see “—Quantitative and Qualitative Disclosures about Market Risk.”
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
•the economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality and volatility; and
•the economic hedge target excludes the non-performance, or “own credit” risk adjustment used in the GAAP valuation, with reflects a market participant’s view of our claims-paying ability by incorporating the NPA spread to the curve used to discount projected benefit cash flows. Because the GAAP valuation includes the NPA spread and other explicit risk margins, it has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.

Corebridge | 2022 Form 10-K 166

ITEM 7 | Future Policy Benefits, Policyholder Contract Deposits, DAC and VOBA

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
The following table presents a reconciliation between the fair value of the GAAP embedded derivatives and the value of our economic hedge target:

	December 31,
(in millions)	2022	2021	2020
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$677	$2,472	$3,702
Exclude non-performance risk adjustment	(2,362)	(2,508)	(2,958)
Embedded derivative liability, excluding NPA	3,039	4,980	6,660
Adjustments for risk margins and differences in valuation	(2,142)	(2,172)	(2,632)
Economic hedge target liability	$897	$2,808	$4,028
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
Change in Economic Hedge Target
The decrease in the economic hedge target liability in 2022 was primarily driven by higher interest rates and widening credit spreads, offset by lower equity markets. The decrease in the economic hedge target liability in 2021 was primarily driven by higher interest rates and higher equity markets, partially offset by losses from the review and update of assumptions. The increase in the economic hedge target liability in 2020 was primarily due to lower interest rates and tighter credit spreads, offset by gains from the review and update of actuarial assumptions and higher equity markets.
Change in Fair Value of the Hedging Portfolio
The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under GAAP, were offset, in part, by the following changes in the fair value of the variable annuity hedging portfolio:
•changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in losses driven by higher interest rates in the years ended December 31, 2022 and 2021 compared to gains driven by lower interest rates in 2020;
•changes in the fair value of equity derivative contracts, which included futures, swaps and options, resulted in gains in the year ended December 31, 2022 driven by the decline in the equity market compared to losses in the years ended December 31, 2021 and 2020 due to gains in the equity market; and

Corebridge | 2022 Form 10-K 167

ITEM 7 | Future Policy Benefits, Policyholder Contract Deposits, DAC and VOBA
•changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the year ended December 31, 2022 reflected losses due to higher interest rates and widening credit spreads. The change in the fair value of the corporate bond hedging program in 2021 reflected losses due to higher interest rates. The change in the fair value of the corporate hedging program in 2020 reflected gains due to decreases in interest rates and tightening credit spreads.
DAC and VOBA
The following table summarizes the major components of the changes in DAC:

	Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of period	$7,949	$7,241	$7,939
Initial allowance upon CECL adoption	—	—	15
Capitalizations	991	1,000	889
Amortization expense:
Update of assumptions included in adjusted pre-tax operating income	(56)	(143)	224
Related to realized (gains) losses	(303)	(82)	58
All other operating amortization	(1,061)	(821)	(814)
Increase (decrease) in DAC due to foreign exchange	(64)	(6)	17
Change related to unrealized depreciation (appreciation) of investments	5,631	760	(1,085)
Other	—	—	(2)
Balance, end of period*	$13,087	$7,949	$7,241
* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.8 billion, $10.3 billion and $10.4 billion at December 31, 2022, 2021 and 2020, respectively.
The following table summarizes the major components of the changes in VOBA:

	Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of period	$109	$122	$130
Amortization expense:
Update of assumptions included in adjusted pre-tax income	—	—	1
Related to realized (gains) losses	—	—	—
All other operating amortization	(11)	(11)	(12)
Increase (decrease) in VOBA due to foreign exchange	(10)	(1)	3
Change related to unrealized depreciation (appreciation) of investments	4	(1)	2
Other	—	—	(2)
Balance, end of period*	$92	$109	$122
* VOBA balance excluding the amount related to unrealized depreciation (appreciation) of investments was $90 million, $111 million and $147 million at December 31, 2022, 2021 and 2020, respectively.
Reversion to the Mean
The projected separate account returns on variable annuities use a reversion-to-the-mean (“RTM”) approach, under which we consider historical returns and adjust projected returns over an initial future period of five years so that returns converge to the long-term expected rate of return. As of December 31, 2022 and 2021, we assumed a 7% long-term expected rate of return. The criterion to review the five-year RTM anchor date is for the current RTM rate to be less than zero or more than double the long-term growth rate assumption for three consecutive months. When the anchor date is reset, the RTM rate is determined to be approximately one-half of the long-term rate. Should market returns be significantly out of line with our expectations, there are caps and floors that if breached would trigger a reassessment of the long-term rate and the RTM rate.
For additional discussion of assumptions related to our reversion to the mean methodology, see “Update of Actuarial Assumptions and Models” and “—Accounting Policies and Pronouncements—Critical Accounting Estimates—Estimated Gross Profits to Value Deferred Acquisition Costs and Unearned Revenue for Investment-Oriented Products.”
DAC and Reserves Related to Unrealized Appreciation or Depreciation of Investments
DAC, DSI, VOBA and reserves for universal life insurance and investment-oriented products, including reserves for contracts in loss recognition, are adjusted at each balance sheet date to reflect the change in DAC, DSI and VOBA, unearned revenue and benefit reserves with an offset to OCI as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (“reserve changes related to unrealized appreciation (depreciation) of investments”). Similarly, for long-

Corebridge | 2022 Form 10-K 168

ITEM 7 | Future Policy Benefits, Policyholder Contract Deposits, DAC and VOBA
duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities with an offset to OCI to be recorded.
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
Market conditions in the year ended December 31, 2022 drove a $40.4 billion decrease in the unrealized appreciation of the available-for-sale fixed maturity securities portfolio held to support our insurance liabilities at December 31, 2022 compared to December 31, 2021. At December 31, 2022, the changes related to unrealized appreciation (depreciation) of investments reflected increases in amortized balances, including DAC of $5.6 billion and unearned revenue reserves of $0.4 billion, while accrued liabilities such as policyholder benefit liabilities decreased $3.0 billion from December 31, 2021. Market conditions in the year ended December 31, 2021 drove a $7.4 billion decrease in the unrealized appreciation of available-for-sale fixed maturity securities portfolios held to support our insurance liabilities at December 31, 2021 compared to December 31, 2020. At December 31, 2021, the changes related to unrealized appreciation (depreciation) of investments reflected increases in amortized balances including DAC and unearned revenue reserves, while accrued liabilities such as policyholder benefit liabilities decreased $0.9 billion from December 31, 2020.
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
Various assumptions were updated, including the following, effective September 30, 2022, which continued to be our best estimate assumptions as of December 31, 2022:
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
The net increases (decreases) to pre-tax income and APTOI because of the update of actuarial assumptions for the years ended December 31, 2022, 2021 and 2020 are shown in the following tables.

Corebridge | 2022 Form 10-K 169

ITEM 7 | Future Policy Benefits, Policyholder Contract Deposits, DAC and VOBA
The following table presents the increase (decrease) in pre-tax income resulting from the annual update of actuarial assumptions, by line item as reported in Results of Operations:

	Years Ended December 31,
(in millions)	2022	2021	2020
Premiums	$—	$(41)	$—
Policy fees	(3)	(74)	(106)
Interest credited to policyholder account balances	(15)	(54)	(6)
Amortization of deferred policy acquisition costs	(56)	(143)	225
Policyholder benefits	17	86	(246)
Decrease in adjusted pre-tax operating income	(57)	(226)	(133)
Change in DAC related to net realized gains (losses)	(19)	32	(44)
Net realized gains	70	50	142
Decrease in pre-tax income	$(6)	$(144)	$(35)
The following table presents the increase (decrease) in adjusted pre-tax operating income resulting from the annual update of actuarial assumptions, by segment and product line:

	Years Ended December 31,
(in millions)	2022	2021	2020
Individual Retirement
Fixed Annuities	$(83)	$(267)	$(77)
Variable Annuities	—	7	13
Fixed Index Annuities	(3)	(60)	(30)
Total Individual Retirement	(86)	(320)	(94)
Group Retirement	2	(5)	68
Life Insurance	24	99	(108)
Institutional Markets	3	—	1
Total decrease in adjusted pre-tax operating income from the update of assumptions*	$(57)	$(226)	$(133)
*Liabilities ceded to Fortitude Re are reported in Corporate and Other. There was no impact to adjusted pre-tax operating income due to the annual update of actuarial assumptions as these liabilities are 100% ceded.
For the period ended December 31, 2022, APTOI included a net unfavorable update of $(57) million, primarily in fixed annuities driven by the impact of higher interest rates on expected lapses.
For the period ended December 31, 2021, APTOI included a net unfavorable adjustment of $(226) million, primarily in fixed annuities driven by changes to earned rates causing spread compression partially offset by updates to the Life Insurance reserves for universal life with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives) model.
For the period ended December 31, 2020, APTOI included a net unfavorable adjustment of $(133) million, primarily in fixed annuities, driven by changes to earned rates causing spread compression, partially offset by favorable updates to full surrender assumptions, and in Life Insurance primarily due to mortality modeling enhancements.
The impacts related to the update of actuarial assumptions in each period are discussed by business segment below.
Update of Actuarial Assumptions by Business Segment Impact to APTOI
Individual Retirement
The annual update of actuarial assumptions resulted in net unfavorable impacts to APTOI of Individual Retirement of $86 million, $320 million and $94 million for the years ended December 31, 2022, 2021 and 2020, respectively.
For the year ended December 31, 2022, in fixed annuities, the impact of higher interest rates on expected lapses resulted in a net unfavorable impact of $83 million. In the year ended December 31, 2021, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $267 million, which reflected lower projected investment earnings. In the year ended December 31, 2020, the update of estimated gross profit assumptions resulted in a net unfavorable adjustment of $77 million, which reflected lower projected investment earnings, partially offset by lower assumed lapses.
In variable annuities, there were no updates of actuarial assumptions for the year ended December 31, 2022. In the year ended December 31, 2021, the update of estimated gross profit assumptions resulted in a net favorable impact of $7 million for 2021, driven by lower assumed lapses. In the year ended December 31, 2020, the update of estimated gross profit assumptions resulted in a net favorable adjustment of $13 million driven by guarantee withdrawal benefit utilization and updated death benefit reserving estimate, partially offset by lower projected investment earnings.

Corebridge | 2022 Form 10-K 170

ITEM 7 | Future Policy Benefits, Policyholder Contract Deposits, DAC and VOBA
In fixed index annuities, the update of estimated gross profit assumptions resulted in a $3 million unfavorable impact for the year ended December 31, 2022. In fixed index annuities, the update of estimated gross profit assumptions resulted in a $60 million unfavorable impact for the year ended December 31, 2021, primarily driven from lower projected investment earnings. In the year ended December 31, 2020, the update of estimated gross profit assumptions resulted in a net unfavorable adjustment of $30 million driven by lower projected investment earnings.
Group Retirement
The update of assumptions resulted in a net favorable impact of $2 million for the year ended December 31, 2022. In the year ended December 31, 2021, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $(5) million, driven primarily in the variable annuities line by lower projected investment earnings, largely offset by resetting the RTM rate. In the year ended December 31, 2020, the update of estimated gross profit assumptions resulted in a favorable adjustment of $68 million, primarily in the variable annuities line from extending the DAC amortization projection period, partially offset by updates to expense and lapse assumptions. The DAC amortization projection period was extended to reflect business still in-force at the end of the previous projection period resulting in an increase in modeled future profits and an increase in the current DAC balance.
Life Insurance
The update of actuarial assumptions resulted in a net favorable impact of $24 million for the year ended December 31, 2022, primarily driven by modeling refinements to reflect actual versus expected asset data related to calls and capital gains. For the year ended December 31, 2021, the update of actuarial assumptions resulted in a net favorable impact of $99 million, primarily driven by updates to the modeling of certain policy fees for universal life with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives), which was partially offset by lower projected investment earnings and model updates involving reinsurance. In the year ended December 31, 2020, the annual update of actuarial assumptions resulted in a net unfavorable adjustment of $108 million, primarily driven by updates to Universal Life mortality assumptions. The mortality updates better align the assumptions with experience and reduce future profits which increases the reserves for affected products. The unfavorable impacts were partially offset by refinements to reserve modeling.
Institutional Markets
For the year ended December 31, 2022, the update of actuarial assumptions resulted in a net favorable impact of $3 million, primarily driven by updates to our corporate- and bank-owned life insurance products.

Corebridge | 2022 Form 10-K 171

ITEM 7 | Liquidity and Capital Resources

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
We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to policyholders, customers, creditors and debtholders, including those arising from reasonably foreseeable contingencies or events.
For a discussion regarding risks associated with liquidity and capital, see “Risk Factors—Risks Relating to Our Investment Portfolio, Liquidity, Capital and Credit.”
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of December 31, 2022 and December 31, 2021, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $4.0 billion and $2.0 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $2.5 billion committed revolving credit facility as of December 31, 2022. Corebridge Hold Cos.’ primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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
As of December 31, 2022, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $272 million and $361 million at December 31, 2022 and 2021, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	Years Ended December 31,
(in millions)	2022	2021	2020
Cash and short-term investments	$1,495	$1,016	$1,699
Total Corebridge Hold Cos. liquidity	1,495	1,016	1,699
Available capacity under uncommitted borrowing facilities with AIG*	—	1,025	1,075
Available capacity under committed, revolving credit facility	2,500	—	—
Total Corebridge Hold Cos. liquidity sources	$3,995	$2,041	$2,774
* The uncommitted borrowing facilities with AIG were terminated on September 19, 2022, for further information, see Note 13.
HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
During the year ended December 31, 2022, Corebridge Hold Cos. received $1.8 billion in dividends from subsidiaries. During 2021, Corebridge Parent received $1.6 billion in dividends from subsidiaries of which $295 million were non-cash transactions. During 2020, Corebridge Parent received $540 million in dividends from subsidiaries.
On April 5, 2022, Corebridge Parent issued $6.5 billion of senior unsecured notes.
On August 23, 2022, Corebridge Parent issued $1.0 billion of fixed-to-fixed reset rate junior subordinated notes.

Corebridge | 2022 Form 10-K 172

ITEM 7 | Liquidity and Capital Resources
On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility.
For further information, see “Short-term and Long-term debt” below.
USES
Debt Reduction
In 2022, we repaid the $8.3 billion promissory note issued in November 2021 to AIG. During the year 2021, $216 million aggregate principal amount of AIGLH notes and junior subordinated debentures categorized as general borrowings and guaranteed by AIG were repurchased through cash tender offers for an aggregate purchase price of $312 million. AIG Global Real Estate repaid a $253 million affiliated note and AIGLH repaid $249 million under the unsecured borrowing facilities from AIG during the year ended December 31, 2021. In 2021, AIG Property Company Limited repaid the loan and interest of $9 million to AIG Europe S.A. In 2020, AIGLH repaid $108 million under the unsecured borrowing facilities.
We made interest payments on our debt instruments totaling $264 million, $55 million and $50 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Dividends
Year Ended December 31, 2022
During the year ended December 31, 2022, Corebridge paid cash dividends of $876 million, including two quarterly cash dividends payments of $0.23 per share on Corebridge Common Stock totaling $296 million since the IPO.
Year Ended December 31, 2021
During 2021, Corebridge paid cash dividends of $1.0 billion to AIG.
During 2021, Corebridge made non-cash distributions of $12.2 billion to AIG consisting of:
•$8.3 billion for which Corebridge issued a promissory note to AIG in the amount of $8.3 billion in November 2021. In 2022 we repaid the principal balance of this promissory note to AIG. For additional information on the $8.3 billion note repayment, see “Short-term and Long-term debt” below;
•$3.8 billion in connection with the sale of Corebridge’s affordable housing assets; and
•$38 million in AIG common stock.
During 2021, Corebridge paid dividends of $34 million in cash to its Class B shareholder.
During 2021, Cap Corp made a return of capital payment of $536 million to AIG from excess funds and sale of four subsidiaries.
Year Ended December 31, 2020
During 2020, Corebridge paid dividends of $472 million in cash to AIG.
Tax Sharing Payments
We paid a net amount of $10 million, $31 million and $34 million during the years ended December 31, 2022, 2021 and 2020, respectively, in tax sharing payments in cash to AIG. In addition, in December 2021, Corebridge Hold Cos. made tax sharing payments of $373 million to AIG in connection with the sale of Corebridge’s affordable housing assets. The tax sharing payments relating to tax years where we were part of the AIG Consolidated Tax Group may be subject to further adjustment in future periods. In anticipation of future tax sharing payments from AIG, Corebridge Parent made net tax sharing payments to our U.S. insurance companies of $120 million during the year ended December 31, 2022.

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

Corebridge | 2022 Form 10-K 173

ITEM 7 | Liquidity and Capital Resources
liquidity are paid losses, reinsurance payments, benefit claims, surrenders, withdrawals, interest payments, dividends, expenses, investment purchases and collateral requirements.
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $4.6 billion, $3.6 billion and $3.6 billion which were due to FHLBs in their respective districts at December 31, 2022, 2021 and 2020, respectively, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at December 31, 2022.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had $3.3 billion of securities subject to these agreements at December 31, 2021 and $3.4 billion of liabilities to borrowers for collateral received at December 31, 2021. As of December 31, 2022 we had no loans outstanding under these programs.
In December 2021, our U.S. insurance companies distributed dividends of $295 million to Corebridge in connection with the sale of Corebridge’s affordable housing assets.
Our U.S. insurance companies distributed tax sharing payments of $1.0 billion, $1.5 billion and $1.7 billion to AIG, Inc. in the years ended December 31, 2022, 2021 and 2020, respectively. In addition, in December 2021, subsidiaries of our U.S. insurance companies distributed tax sharing payments of $130 million, in connection with the sale of Corebridge’s affordable housing assets. In anticipation of future tax sharing payments from AIG, Corebridge Parent made net tax sharing payments to our U.S. insurance companies of $120 million during the year ended December 31, 2022. After the tax deconsolidation, which occurred at the IPO, we made additional tax sharing payments to AIG and the IRS for approximately $151 million primarily due to the realization of previously deferred gains from intercompany transactions as well as an acceleration of payments due under the Tax Cut and Jobs Act, which would have been paid over an eight year period. These tax sharing payments do not impact total tax or our equity, as deferred tax liabilities have been established for these items.
We manage our combined insurance subsidiary capital to a minimum target Life Fleet RBC of 400%. AGC serves as an affiliate reinsurance company for the Life Fleet covering (i) AGL’s life insurance policies issued between January 1, 2017 and December 31, 2019 subject to Regulation XXX and AXXX and (ii) life insurance policies issued between January 1, 2020 and December 31, 2021 subject to Principle Based Reserving requirements. AGC’s RBC ratio includes the full statutory reserves associated with the above regulations which are in excess of economic reserves. The surplus of AGC is composed predominantly of holding company stock. Given that AGC has no primary operations outside of this internal reinsurance, we believe that excluding AGC from the Life Fleet RBC calculation presents a more accurate view of the overall capital position of our U.S. operating entities. We manage the capital for our Life Fleet RBC targeting above 400%. Although not yet filed, our Life Fleet RBC is expected to be above our minimum target Life Fleet RBC of 400% as of December 31, 2022.
The following table presents normalized distributions:

	Years Ended December 31,
(in millions)	2022	2021	2020
Subsidiary dividends paid	$1,821	$1,564	$540
Less: Non-recurring dividends	—	(295)	600
Tax sharing payments related to utilization of tax attributes	401	902	1,026
Normalized distributions	$2,222	$2,171	$2,166
Corebridge Parent used $876 million from these dividends to pay shareholder dividends. The remaining dividend proceeds were kept at Corebridge Parent.
In 2020, dividends paid were reduced by $615 million, which together with a contribution of $135 million from AIG in June 2020, were used to fund a special investment account that is used to mitigate the adverse impact to surplus in the event of a recapture of the reinsurance treaties with Fortitude Re. Excluding the requirement to fund the special investment account, in 2020 dividends paid to Corebridge would have been $1.2 billion.
Dividend Restrictions
Payments of dividends to us by our U.S. insurance subsidiaries are subject to certain restrictions imposed by laws and regulations of their respective states. With respect to our domestic insurance subsidiaries, the payment of a dividend may require formal notice to

Corebridge | 2022 Form 10-K 174

ITEM 7 | Liquidity and Capital Resources
the insurance department of the state in which the particular insurance subsidiary is domiciled, and prior approval of such insurance regulator is required when the amount of the dividend is above certain regulatory thresholds. See “Business — U.S. Regulation — State Insurance Regulation.” Other foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends.
To our knowledge, no Corebridge insurance company is currently on any regulatory or similar “watch list” with regard to solvency.
Analysis of Sources and Uses of Cash
Our primary sources and uses of liquidity are summarized as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Sources:
Operating activities, net	$2,695	$2,461	$3,327
Net changes in policyholder account balances	5,786	2,906	4,593
Issuance of long-term debt	7,451	—	—
Issuance of debt of consolidated investment entities	946	4,683	2,314
Contributions from noncontrolling interests	146	296	317
Financing other, net	299	81	184
Issuance of short-term debt	1,512	345	—
Net change in securities lending and repurchase agreements	—	9	646
Effect of exchange rate changes on cash and restricted cash	—	—	7
Total Sources	18,835	10,781	11,388

Uses:
Investing activities, net	(7,253)	(1,967)	(7,909)
Repayments of debt of consolidated investment entities	(1,228)	(5,125)	(2,451)
Repayments of long-term debt	—	(568)	(11)
Repayments of short-term debt	(8,312)	(248)	—
Distributions to AIG	—	(1,543)	(472)
Distributions to noncontrolling interests	(477)	(1,611)	(454)
Dividends paid on common stock	(876)	—	—
Net change in securities lending and repurchase agreements	(647)	—	—
Distributions to Class B shareholder	—	(34)	—
Effect of exchange rate changes on cash and restricted cash	(10)	(2)	—
Total Uses	(18,803)	(11,098)	(11,297)
Net increase (decrease) in cash and cash equivalents	$32	$(317)	$91
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
Financing Activities
Cash inflows from financing activities primarily include policyholder deposits on investment-type contracts, issuances of debt and inflows from the settlement of securities lending and repurchase agreements. Cash outflows primarily relate to policyholder withdrawal activity on investment-type contracts, repayments of debt of consolidated investment entities, repayments of short and long-term debt cash distributions to AIG, Inc. and noncontrolling interests and outflows for the settlement of securities lending and repurchase agreements.

Corebridge | 2022 Form 10-K 175

ITEM 7 | Liquidity and Capital Resources
CONTRACTUAL OBLIGATIONS
The following tables summarize contractual obligations in total, and by remaining maturity:

December 31, 2022		Payments due by Period
(in millions)	Total Payments	2023	2024 - 2025	Thereafter
Hybrid junior subordinated notes	$1,000	$—	$—	$1,000
Three-Year DDTL Facility*	1,500	1,500	—	—
Interest payments on short-term debt	45	45	—	—
Insurance and investment contract liabilities	294,416	25,101	44,953	224,362
Senior unsecured notes	6,500	—	1,000	5,500
Long-term debt issued by Corebridge subsidiaries	427	—	101	326
Interest payments on long-term debt	5,646	356	694	4,596
Total	$309,534	$27,002	$46,748	$235,784
*    On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility through October 20, 2022. We continued this borrowing through June 21, 2023. We have the ability to further continue this borrowing through February 25, 2025.
Insurance and Investment Contract Liabilities
We expect liquidity needs related to insurance and investment contract liabilities to be funded through cash flows generated from maturities and sales of invested assets, including various investment-type products with contractually scheduled maturities, including periodic payments. These liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) we are not currently making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship or (iii) payment may occur due to a surrender or other non-scheduled event beyond our control.
We have made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits. These assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on in-force policies. Due to the significance of the assumptions, the periodic amounts presented could be materially different from actual required payments. The amounts presented in the table above are undiscounted and exceed the future policy benefits and policyholder contract deposits included in the audited annual Consolidated Balance Sheets.
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

Corebridge | 2022 Form 10-K 176

ITEM 7 | Liquidity and Capital Resources
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the roll forward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2021	Issuances	Maturities and Repayments	Other Changes		Balance at December 31, 2022
Short-term debt issued by Corebridge:
Affiliated senior promissory note with AIG	2022	$8,317	$—	$(8,300)	$(17)	*	$—
Affiliated note with AIG Life (United Kingdom)	2022	—	12	(12)	—		—
Three-Year DDTL Facility	2023	—	1,500	—	—		1,500
Total short-term debt		8,317	1,512	(8,312)	(17)		1,500
Long-term debt issued by Corebridge:
Senior unsecured notes	2025-2052	—	6,500	—	—		6,500
Hybrid junior subordinated notes	2052	—	1,000	—	—		1,000
Long-term debt issued by Corebridge subsidiaries:
AIGLH notes	2025-2029	200	—	—	—		200
AIGLH junior subordinated debentures	2030-2046	227	—	—	—		227
Total long-term debt		427	7,500	—	—		7,927
Debt issuance costs		—	(59)	—	—		(59)
Total long-term debt, net of debt issuance costs		427	7,441	—	—		7,868
Total debt, net of issuance costs		$8,744	$8,953	$(8,312)	$(17)		$9,368
*    Represents accrued interest which has been paid-in-kind and thus added to the total outstanding balance.
SENIOR UNSECURED NOTES AND DELAYED DRAW TERM LOAN
On February 25, 2022, Corebridge Parent entered into an 18-Month Delayed Draw Term Loan Agreement (the “18-Month DDTL Facility”) among Corebridge Parent, as borrower, the lenders party thereto and the administrative agent thereto, and a Three-Year DDTL Facility among Corebridge Parent, as borrower, the lenders party thereto and the administrative agent thereto.
The 18-Month DDTL Facility and Three-Year DDTL Facility provided us with committed delayed draw term loan facilities in the aggregate principal amount of $6.0 billion and $3.0 billion, respectively. On April 5, 2022, Corebridge Parent issued $6.5 billion of senior unsecured notes consisting of: $1.0 billion aggregate principal amount of its 3.50% Senior Notes due 2025, $1.25 billion aggregate principal amount of its 3.65% Senior Notes due 2027, $1.0 billion aggregate principal amount of its 3.85% Senior Notes due 2029, $1.5 billion aggregate principal amount of its 3.90% Senior Notes due 2032, $500 million aggregate principal amount of its 4.35% Senior Notes due 2042 and $1.25 billion aggregate principal amount of its 4.40% Senior Notes due 2052.
On April 6, 2022, in connection with the issuance of the senior unsecured notes of Corebridge Parent, (i) the commitments under the 18-Month DDTL Facility were terminated in full and (ii) the commitments under the Three-Year DDTL Facility were reduced from $3.0 billion to $2.5 billion. On August 25, 2022, in connection with the issuance of the hybrid junior subordinated notes, the commitments under the Three-Year DDTL Facility were further reduced from $2.5 billion to $1.5 billion
On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility. For the current interest period, the Three-Year DDTL Facility will end on June 21, 2023, unless prior to that date Corebridge Parent elects to continue the loan, or a portion of it, for an additional interest period. For the current interest period, the Three-Year DDTL Facility bears interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Three-Year DDTL Agreement) plus the Applicable Rate (as defined in the Three-Year DDTL Agreement) of 1.000%, which is based on the then-applicable credit ratings of our senior unsecured long-term indebtedness. The Three-Year DDTL Facility matures on February 25, 2025.
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

Corebridge | 2022 Form 10-K 177

ITEM 7 | Liquidity and Capital Resources
AFFILIATED NOTE
In November 2021, Corebridge issued an $8.3 billion senior promissory note to AIG. We used the net proceeds from the senior unsecured notes, the net proceeds from the hybrid junior subordinated notes and a portion of the borrowing of the Three-Year DDTL Facility, discussed above, to repay the principal balance and accrued interest of this note to AIG. The interest rate per annum was equal to LIBOR plus 100 basis points and accrued semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2022.
REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into the Revolving Credit Agreement (the “Credit Agreement”).
The Credit Agreement provides for a five-year total commitment of $2.5 billion, consisting of standby letters of credit and/or revolving credit borrowings without any limits on the type of borrowings. Under circumstances described in the Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the Credit Agreement of $3.0 billion. Loans under the Credit Agreement will mature on May 12, 2027. Under the Credit Agreement, the applicable rate, commitment fee and letter of credit fee are determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) in the case of U.S. dollar borrowings, Term SOFR plus an applicable credit spread adjustment plus an applicable rate or an alternative base rate plus an applicable rate; (ii) in the case of Sterling borrowings, SONIA plus an applicable credit spread adjustment plus an applicable rate; (iii) in the case of Euro borrowings, European Union interbank Offer Rate plus an applicable rate; and (iv) in the case of Japanese Yen, Tokyo Interbank Offered Rate plus an applicable rate. The alternative base rate is equal to the highest of (a) the New York Federal Reserve Bank Rate plus 0.50%, (b) the rate of interest in effect as quoted by The Wall Street Journal as the “Prime Rate” in the United States and (c) Term SOFR plus a credit spread adjustment of 0.100% plus an additional 1.00%.
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
For additional information on debt outstanding and revolving credit facilities, see Note 13 to the audited annual Consolidated Financial Statements.
DEBT OF CONSOLIDATED INVESTMENT ENTITIES
Our non-financial debt includes debt of consolidated investment entities and such debt does not represent our contractual obligation and is non-recourse to Corebridge. This non-financial debt includes notes and bonds payables supported by cash and investments held by us and certain of our non-insurance subsidiaries for the repayment of those obligations.

(in millions)	Balance at December 31, 2021	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes(c)	Balance at December 31, 2022
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$6,936	$946	$(1,228)	$(66)	$(630)	$5,958
(a)At December 31, 2022, includes debt of consolidated investment entities related to real estate investments of $1.4 billion and other securitization vehicles of $4.6 billion.
(b)In relation to the debt of consolidated investment entities (“VIEs”) not guaranteed by Corebridge, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us.
(c)Other changes reflects the deconsolidation of two consolidated investment entities.

Corebridge | 2022 Form 10-K 178

ITEM 7 | Liquidity and Capital Resources
CREDIT RATINGS
Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company.
The following table presents the credit ratings of Corebridge Parent as of the date of this filing:

Hybrid Junior Subordinated Long-Term Debt			Senior Unsecured Long-Term Debt
Moody’s(a)	S&P(b)	Fitch(c)	Moody’s(a)	S&P(b)	Fitch(c)
Baa3 (Stable)	BBB- (Stable)	BBB- (Stable)	Baa2 (Stable)	BBB+ (Stable)	BBB+ (Stable)
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
In the event of a downgrade of our long-term debt ratings or our insurance subsidiaries’ IFS ratings, we or certain of our subsidiaries would be required to post additional collateral under some derivative and other transactions, or certain of the counterparties of such other of our subsidiaries would be permitted to terminate such transactions early.
The actual amount of collateral that we or certain of our subsidiaries would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade.
INSURER FINANCIAL STRENGTH RATINGS
IFS ratings estimate an insurance company’s ability to pay its obligations under an insurance policy.
The following table presents the ratings of our primary insurance subsidiaries as of the date of this filing:

	A.M. Best	S&P	Fitch	Moody’s
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
The United States Life Insurance Company in the City of New York	A	A+	A+	A2
These IFS ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
The following tables summarize Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2022		Amount of Commitment Expiring
(in millions)	Total Amounts Committed	2023	2024 -2025	Thereafter
Commitments:
Investment commitments(a)	$4,440	$1,794	$2,042	$604
Commitments to extend credit	6,108	2,036	2,986	1,086
Total(b)	$10,548	$3,830	$5,028	$1,690
(a)Includes commitments to invest in private equity funds, hedge funds and other funds and commitments to purchase and develop real estate in the United States and abroad. The commitments to invest in private equity funds, hedge funds and other funds are called at the discretion of each fund, as needed for funding new investments or expenses of the fund. The expiration of these commitments is estimated in the table above based on the expected life cycle of the related fund, consistent with past trends of requirements for funding. Investors under these commitments are primarily insurance and real estate subsidiaries.
(b)We have no guarantees related to liquid facilities or indebtedness.

Corebridge | 2022 Form 10-K 179

ITEM 7 | Accounting Policies and Pronouncements

Accounting Policies and Pronouncements
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
FAIR VALUE MEASUREMENTS OF CERTAIN FINANCIAL ASSETS AND FINANCIAL LIABILITIES
We carry certain of our financial instruments at fair value. We define the fair value of a financial instrument as the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
For additional information about the measurement of fair value of financial assets and financial liabilities and our accounting policy regarding the incorporation of credit risk in fair value measurements, see Note 4 to our audited annual consolidated financial statements.
The following table presents the fair value of fixed maturity and equity securities by source of value determination:

	December 31, 2022		December 31, 2021
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Fair value based on external sources(a)	$142,853	88.9%	$180,841	90.0%
Fair value based on internal sources	17,848	11.1%	20,039	10.0%
Total fixed maturity and equity securities(b)	$160,701	100.0%	$200,880	100.0%
(a)Includes $14.9 billion and $18.8 billion as of December 31, 2022 and December 31, 2021, respectively, for which the primary source is broker quotes.
(b)Includes available for sale and other securities.
Level 3 Assets and Liabilities
Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure the fair value.
For additional information, see Note 4 to our audited annual consolidated financial statements.

Corebridge | 2022 Form 10-K 180

ITEM 7 | Accounting Policies and Pronouncements
The following table presents the amount of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	December 31, 2022		December 31, 2021
(in millions)	Amount	Percent of Total	Amount	Percent of Total
Assets	$24,187	6.6%	$25,420	6.1%
Liabilities	$8,402	2.4%	$17,695	4.6%
Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. We consider unobservable inputs to be those for which market data is not available and that are developed using the best information available about the assumptions that market participants would use when valuing the asset or liability. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.
We classify fair value measurements for certain assets and liabilities as Level 3 when they require significant unobservable inputs in their valuation, including contractual terms, prices and rates, yield curves, credit curves, measures of volatility, prepayment rates, default rates, mortality rates, policyholder behavior, and correlations of such inputs.
For a discussion of the valuation methodologies for assets and liabilities measured at fair value, and a discussion of transfers of Level 3 assets and liabilities, see Note 4 to our audited annual consolidated financial statements.
GUARANTEED BENEFIT FEATURES OF VARIABLE ANNUITY, FIXED ANNUITY AND FIXED INDEX ANNUITY PRODUCTS
Variable annuity products offered by our Individual Retirement and Group Retirement segments offer guaranteed benefit features. These guaranteed features include GMDB that are payable in the event of death and living benefits that guarantee lifetime withdrawals regardless of fixed account and separate account value performance. Living benefit features primarily include GMWB.
For additional information on these features, see Note 12 to our audited annual consolidated financial statements.
The liability for GMDB, which is recorded in future policy benefits, represents the expected value of benefits in excess of the projected account value, with the excess recognized ratably through Policyholder benefits over the accumulation period based on total expected assessments. The liabilities for variable annuity GMWB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in net realized gains (losses).
Certain of our fixed annuity and fixed index annuity contracts, which are not offered through separate accounts, contain optional GMWB benefits. Different versions of these GMWB riders contain different guarantee provisions. The liability for GMWB benefits in fixed annuity and fixed index annuity contracts for which the rider guarantee is considered to be clearly and closely related to the host contract are recorded in future policy benefits. This GMWB liability represents the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected assessments, through Policyholder benefits. For rider guarantees in certain fixed index annuity contracts that are linked to equity indices that are considered to be embedded derivatives that are not clearly and closely related to the host contract, the GMWB liability is recorded in Policyholder contract deposits and measured at fair value, with changes in the fair value of the liabilities recorded in net realized gains (losses).
Our exposure to the guaranteed amounts is equal to the amount by which the contract holder’s account balance is below the amount provided by the guaranteed feature. A deferred annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can generally only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are generally mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during his or her lifetime). A policyholder cannot purchase more than one living benefit on one contract. Declines in the equity markets, increased volatility and a low interest rate environment increase our exposure to potential benefits under the guaranteed features, leading to an increase in the liabilities for those benefits.
For sensitivity analysis which includes the sensitivity of reserves for guaranteed benefit features to changes in the assumptions for interest rates, equity returns, volatility, and mortality, see “—Estimated Gross Profits to Value Deferred Acquisition Costs and Unearned Revenue for Investment-Oriented Products.”
For additional discussion of market risk management related to these product features, see “Quantitative and Qualitative Disclosures about Market Risk.”

Corebridge | 2022 Form 10-K 181

ITEM 7 | Accounting Policies and Pronouncements
The reserving methodology and assumptions used to measure the liabilities of our two largest guaranteed benefit features are presented in the following table:

Guaranteed Benefit Feature	Reserving Methodology and Key Assumptions
GMDB and Fixed Annuity and Certain Fixed Index Annuity GMWB
We determine the GMDB liability at each balance sheet date by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. For certain fixed and fixed index annuity products, we determine the GMWB liability at each balance sheet date by estimating the expected withdrawal benefits once the projected account balance has been exhausted ratably over the accumulation period based on total expected assessments. These GMWB features are deemed to not be embedded derivatives as the GMWB feature is determined to be clearly and closely related to the host contract.
The present value of the total expected excess payments (e.g., payments in excess of account value) over the life of contract divided by the present value of total expected assessments is referred to as the benefit ratio. The magnitude and direction of the change in reserves may vary over time based on the emergence of the benefit ratio and the level of assessments.
For additional information on how we reserve for variable and fixed index annuity products with guaranteed benefit features, see Note 12 to our audited annual consolidated financial statements.

Key assumptions and projections include:
•interest credited that varies by year of issuance and products;
•actuarial determined assumptions for mortality rates that are based upon industry and our historical experience modified to allow for variations in policy features and experience anomalies;
•actuarially determined assumptions for lapse rates that are based upon industry and our historical experience modified to allow for variations in policy features and experience anomalies;
•investment returns, based on stochastically generated scenarios; and
•asset returns that include a reversion to the mean methodology, similar to that applied for DAC
In applying separate account asset growth assumptions for the Variable Annuity GMDB liability, we use a reversion to the mean methodology, the same as that applied to DAC. For the fixed index annuity GMWB liability, policyholder funds are projected assuming growth equal to current Option Values for the current crediting period followed by Option Budgets for all subsequent crediting periods. For the fixed annuity GMWB liability, policyholder fund growth projected assuming credited rates are expected to be maintained at a target pricing spread, subject to guaranteed minimums.
For a description of this methodology, see “—Estimated Gross Profits to Value deferred Acquisition Costs and Unearned Revenue For Investment-Oriented Products.”

Variable Annuity and Certain Fixed Index Annuity GMWB
GMWB living benefits on variable annuities and GMWB living benefits linked to equity indices on fixed index annuities are embedded derivatives that are required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in realized gains (losses). The fair value of these embedded derivatives is based on assumptions that a market participant would use in valuing these embedded derivatives.
For additional information on how we reserve for variable and fixed index annuity products with guaranteed benefit features, see Note 12 to our audited annual consolidated financial statements, and for information on fair value measurement of these embedded derivatives, including how we incorporate our own non-performance risk, see Note 4 to our audited annual consolidated financial statements.
The fair value of the embedded derivatives, which are Level 3 liabilities, is based on a risk-neutral framework and incorporates actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts.
Key assumptions include:
•interest rates;
•equity market returns;
•market volatility;
•credit spreads;
•equity / interest rate correlation;
•policyholder behavior, including mortality, lapses, withdrawals and benefit utilization. Estimates of future policyholder behavior are subjective and based primarily on our historical experience;
•in applying asset growth assumptions for the valuation of GMWBs, we use market-consistent assumptions calibrated to observable interest rate and equity option prices; and
•allocation of fees between the embedded derivative and host contract.

ESTIMATED GROSS PROFITS TO VALUE DEFERRED ACQUISITION COSTS AND UNEARNED REVENUE FOR INVESTMENT-ORIENTED PRODUCTS
Policy acquisition costs and policy issuance costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts related to universal life insurance and investment-type products, for example, variable, fixed, and fixed index annuities (collectively, investment-oriented products) are generally deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the expected lives of the contracts, except in instances where significant negative gross profits are expected in one or more periods. Investment oriented products have a long duration and a disclosed

Corebridge | 2022 Form 10-K 182

ITEM 7 | Accounting Policies and Pronouncements
crediting interest rate. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Estimated gross profits include current and projected interest rates, net investment income and spreads, net realized gains and losses, fees, surrender rates, mortality experience and equity market returns and volatility. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. For fixed index annuity contracts, the future spread between investment income and interest credited to policyholders is a significant judgment, particularly in a low interest rate environment.
We regularly evaluate our assumptions used for estimated gross profits. If the assumptions used for estimated gross profits change, DAC and related reserves, including VOBA, DSI, guaranteed benefit reserves and unearned revenue reserve (“URR”), are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products.
In estimating future gross profits for variable annuity products as of December 31, 2022 and December 31, 2021, a long-term annual asset growth assumption of 7% (before expenses that reduce the asset base from which future fees are projected) was applied to estimate the future growth in assets and related asset-based fees. In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a reversion to the mean methodology, whereby short-term asset growth above or below the long-term annual rate assumption impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance. When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions for the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.
For additional discussion, see “—Future Policy Benefits, Policyholder Contract Deposits, DAC and VOBA—Significant Reinsurance Agreements, Variable Annuity Guaranteed Benefits, DAC and VOBA, and Actuarial Updates—DAC and VOBA—Reversion to the Mean.”
The following table summarizes the sensitivity of changes in certain assumptions for DAC and DSI, embedded derivatives and other reserves related to guaranteed benefits and URR, measured as the related hypothetical impact on December 31, 2022 balances and the resulting hypothetical impact on pre-tax income, before hedging.

	Increase (Decrease) in
December 31, 2022	DAC/DSI Asset	Other Reserves Related to Guaranteed Benefits	Unearned Revenue Reserve	Embedded Derivatives Related to Guaranteed Benefits	Pre-Tax Income	Adjusted Pre-Tax Operating Income
(in millions)
Assumptions:
Net Investment Spread
Effect of an increase by 10 basis points	$142	$(54)	$(4)	$(98)	$298	$200
Effect of a decrease by 10 basis points	(151)	54	2	101	(308)	(207)
Equity Return(a)
Effect of an increase by 1%	98	(53)	—	(21)	172	151
Effect of a decrease by 1%	(96)	62	—	30	(188)	(158)
Volatility(b)
Effect of an increase by 1%	(3)	24	—	(51)	24	(27)
Effect of a decrease by 1%	3	(23)	—	55	(29)	26
Interest Rate(c)
Effect of an increase by 1%	—	—	—	(1,590)	1,590	—
Effect of a decrease by 1%	—	—	—	2,070	(2,070)	—
Mortality
Effect of an increase by 1%	(6)	43	—	(34)	(15)	(49)
Effect of a decrease by 1%	7	(43)	—	34	16	50
Lapse
Effect of an increase by 10%	(113)	(116)	(27)	(80)	110	30
Effect of a decrease by 10%	117	120	27	73	(103)	(30)
(a)Represents the net impact of a 1% increase or decrease in long-term equity returns for GMDB reserves and net impact of a 1% increase or decrease in the S&P 500 index on the value of the GMWB embedded derivative.
(b)Represents the net impact of a 1% increase or decrease in equity volatility.
(c)Represents the net impact of 1% parallel shift in the yield curve on the value of the GMWB embedded derivative. Does not represent interest rate spread compression on investment-oriented products.

Corebridge | 2022 Form 10-K 183

ITEM 7 | Accounting Policies and Pronouncements
The sensitivity ranges of 10 basis points, 1% and 10% are included for illustrative purposes only and do not reflect the changes in net investment spreads, equity return, volatility, interest rate, mortality or lapse used by us in our fair value analyses or estimates of future gross profits to value DAC and related reserves. Changes different from those illustrated may occur in any period and by different products.
The analysis of DAC, embedded derivatives and other reserves related to guaranteed benefits, and unearned revenue reserve is a dynamic process that considers all relevant factors and assumptions described above. We estimate each of the above factors individually, without the effect of any correlation among the key assumptions. An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results. The effects on pre-tax income in the sensitivity analysis table above do not reflect the related effects from our economic hedging program, which utilizes derivative and other financial instruments and is designed so that changes in value of those instruments move in the opposite direction of changes in the guaranteed benefit embedded derivative liabilities.
For a further discussion on guaranteed benefit features of our variable annuities and the related hedging program, see “—Quantitative and Qualitative Disclosures about Market Risk” and Notes 4, 10 and 12 to our audited annual consolidated financial statements.
FUTURE POLICY BENEFITS FOR LIFE AND ACCIDENT AND HEALTH INSURANCE CONTRACTS
Long-duration traditional products primarily include whole life insurance, term life insurance, and certain payout annuities for which the payment period is life-contingent, which include certain of our single premium immediate annuities, including PRT business and structured settlements. In addition, these products also include accident and health, and LTC insurance. The LTC block is in run-off and has been fully reinsured with Fortitude Re.
For long-duration traditional business, a “lock-in” principle applies. Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future benefits less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses). The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience unless a loss recognition event occurs. The assumptions include mortality, morbidity, persistency, maintenance expenses and investment returns. These assumptions are typically consistent with pricing inputs. The assumptions also include margins for adverse deviation, principally for key assumptions such as mortality and interest rates used to discount cash flows, to reflect uncertainty given that actual experience might deviate from these assumptions. Establishing margins at contract inception requires management judgment. The extent of the margin for adverse deviation may vary depending on the uncertainty of the cash flows, which is affected by the volatility of the business and the extent of our experience with the product.
Loss recognition occurs if observed changes in actual experience or estimates result in projected future losses under loss recognition testing. To determine whether loss recognition exists, we determine whether a future loss is expected based on updated current best estimate assumptions. If loss recognition exists, the assumptions as of the loss recognition test date are locked-in and used in subsequent valuations and the net reserves continue to be subject to loss recognition testing. Because of the long-term nature of many of our liabilities subject to the “lock-in” principle, small changes in certain assumptions may cause large changes in the degree of reserve balances. In particular, changes in estimates of future invested asset returns have a large effect on the degree of reserve balances.
Groupings for loss recognition testing are consistent with our manner of acquiring, servicing and measuring the profitability of the business and are applied by product groupings that span across issuance years, including traditional life, payout annuities and LTC insurance. Once loss recognition has been recorded for a block of business, the old assumption set is replaced, and the assumption set used for the loss recognition would then be subject to the lock-in principle. Our policy is to perform loss recognition testing net of reinsurance. The business ceded to Fortitude Re is grouped separately. Since 100% of the risk has been ceded, no additional loss recognition events are expected to occur unless this business is recaptured.
Key judgments made in loss recognition testing include the following:
•to determine investment returns used in loss recognition tests, we project future cash flows on the assets supporting the liabilities. The duration of these assets is generally comparable to the duration of the liabilities and such assets are primarily comprised of a diversified portfolio of high to medium quality fixed maturity securities, and may also include, to a lesser extent, alternative investments. Our projections include a reasonable allowance for investment expenses and expected credit losses over the projection horizon. A critical assumption in the projection of expected investment income is the assumed net rate of investment return at which excess cash flows are to be reinvested;
•for mortality assumptions, base future assumptions take into account industry and our historical experience, as well as expected mortality changes in the future. The latter judgment is based on a combination of historical mortality trends and industry observations, public health and demography specialists that were consulted by our actuaries and published industry information; and

Corebridge | 2022 Form 10-K 184

ITEM 7 | Accounting Policies and Pronouncements
•for surrender rates, key judgments involve the correlation between expected increases/decreases in interest rates and increases/decreases in surrender rates. To support this judgment, we compare crediting rates on our products to expected rates on competing products under different interest rate scenarios.
Significant unrealized appreciation on investments in a low interest rate environment may cause DAC to be adjusted and additional future policy benefit liabilities to be recorded through a charge directly to AOCI income (“changes related to unrealized appreciation of investments”). These charges are included, net of tax, with the change in net unrealized appreciation or depreciation of investments. In applying changes related to unrealized appreciation of investments, the Company overlays unrealized gains and other changes related to unrealized appreciation of investments onto loss recognition tests.
For additional information on shadow loss recognition, see Note 8 to our audited annual consolidated financial statements.
For universal life policies with secondary guarantees, we recognize certain liabilities in addition to policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. Universal life account balances are reported in policyholder contract deposits, while these additional liabilities related to universal life products are reported within Future Policy Benefits in the Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on accumulated assessments, with related changes recognized through Other comprehensive income (loss). The primary policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The primary capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.
VALUATION OF EMBEDDED DERIVATIVES FOR FIXED INDEX ANNUITY AND LIFE PRODUCTS
Fixed index annuity and life products provide growth potential based in part on the performance of a market index. Certain fixed index annuity products offer optional guaranteed benefit features similar to those offered on variable annuity products. Policyholders may elect to rebalance among the various accounts within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the indexed component by establishing different participation rates or caps on equity indexed credited rates. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and our ability to adjust the participation rate and the cap on equity-indexed credited rates in light of market conditions and policyholder behavior assumptions.
For additional discussion of market risk management related to these product features, see “Quantitative and Qualitative Disclosures about Market Risk.”
REINSURANCE RECOVERABLE
The estimation of reinsurance recoverable involves a significant amount of judgment. Reinsurance assets include reinsurance recoverables on future policy benefits and policyholder contract deposits that are estimated as part of our insurance liability valuation process and, consequently, are subject to significant judgments and uncertainties.
We assess the collectability of reinsurance recoverable balances on a regular basis, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectable reinsurance that reduces the carrying amount of reinsurance. This estimate requires significant judgment for which key considerations include:
•paid and unpaid amounts recoverable;
•whether the balance is in dispute or subject to legal collection;
•the relative financial health of the reinsurer as determined by the Obligor Risk Ratings (“ORRs”) we assign to each reinsurer based upon our financial reviews; reinsurers that are financially troubled (i.e., in run-off, have voluntarily or involuntarily been placed in receivership, are insolvent, are in the process of liquidation or otherwise subject to formal or informal regulatory restriction) are assigned ORRs that are expected to generate significant allowance; and
•whether collateral and collateral arrangements exist.
An estimate of the reinsurance recoverables’ lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR rating. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.
At December 31, 2022 and December 31, 2021, the allowance for credit losses and disputes on reinsurance recoverable was $84 million and $101 million, respectively or less than 1% of the reinsurance recoverable.

Corebridge | 2022 Form 10-K 185

ITEM 7 | Accounting Policies and Pronouncements
Fortitude Re
In February 2018, AGL, VALIC and USL entered into modco reinsurance agreements with Fortitude Re a registered Class 4 and Class E reinsurer in Bermuda.
These reinsurance transactions between us and Fortitude Re were structured as modco. In modco reinsurance agreements, the investments supporting the reinsurance agreements and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AGL, VALIC, USL) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as we maintain ownership of these investments, we intend to maintain our existing accounting for these assets (e.g., the changes in fair value of available for sale securities will be recognized within OCI). We have established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
For additional information on reinsurance, see Notes 2 and 7 to our audited annual consolidated financial statements.
ALLOWANCE FOR CREDIT LOSSES AND GOODWILL IMPAIRMENT
Allowance for Credit Losses
Available for sale securities
If we intend to sell a fixed maturity security, or it is more likely than not that we will be required to sell a fixed maturity security, before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized losses. No allowance is established in these situations and any previously recorded allowance is reversed. When assessing our intent to sell a fixed maturity security, or whether it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition our investment portfolio, sales of securities to meet cash flow needs and sales of securities to take advantage of favorable pricing.
For fixed maturity securities for which a decline in the fair value below the amortized cost is due to credit related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to realized losses. The allowance for credit losses is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit related factors is presented in unrealized appreciation (depreciation) of fixed maturity securities on which an allowance for credit losses was previously recognized (a separate component of AOCI). Accrued interest is excluded from the measurement of the allowance for credit losses.
Commercial and residential mortgage loans
At the time of origination or purchase, an allowance for credit losses is established for mortgage and other loan receivables and is updated each reporting period. Changes in the allowance for credit losses are recorded in realized gains (losses).
This allowance reflects the risk of loss, even when that risk is remote, and reflects losses expected over the remaining contractual life of the loan. The allowance for credit losses considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. We revert to historical information when we determine that we can no longer reliably forecast future economic assumptions.
The allowances for the commercial mortgage loans and residential mortgage loans in our portfolio are estimated utilizing a probability of default and loss given default model. Loss rate factors are determined based on historical data and adjusted for current and forecasted information. The loss rates are applied based on individual loan attributes and considering such data points as loan-to-value ratios, FICO scores, and debt service coverage.
The estimate of credit losses also reflects management’s assumptions on certain macroeconomic factors that include, but are not limited to, gross domestic product growth, employment, inflation, housing price index, interest rates and credit spreads.
For additional information on the methodology and significant inputs, by investment type, that we use to determine the amount of impairment and allowances for loan losses, see Notes 5 and 6 to our audited annual consolidated financial statements.
GOODWILL IMPAIRMENT
In 2022, 2021 and 2020 we elected to bypass the qualitative assessment of whether goodwill impairment may exist in our reporting units with the largest goodwill balances and, instead performed quantitative assessments that supported a conclusion that the fair

Corebridge | 2022 Form 10-K 186

ITEM 7 | Accounting Policies and Pronouncements
value of the reporting units tested exceeded their book value. To determine fair value, we primarily use a discounted expected future cash flow analysis that estimates and discounts projected future distributable earnings. Such analysis is principally based on our business projections that inherently include judgments regarding business trends.
For a discussion of goodwill impairment, see “Risk Factors—Risks Relating to Estimates and Assumptions” and Note 11 to our audited annual consolidated financial statements.
INCOME TAXES
Deferred income taxes represent the tax effect of differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of assets and liabilities. Our assessment of net deferred income taxes represents management’s best estimate of the tax consequences of various events and transactions, which can themselves be based on other accounting estimates, resulting in incremental uncertainty in the estimation process.
Recoverability of Net Deferred Tax Asset
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
We consider a number of factors to reliably estimate future taxable income so we can determine the extent of our ability to realize net operating losses, foreign tax credits, realized capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses, which incorporate forecasts of future statutory income for our insurance companies, and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and our specific conditions and events.
Recent events, including the IPO, multiple changes in target interest rates by the Board of Governors of the Federal Reserve System and significant market volatility, continued to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macro-economic and our specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies.
For a discussion of our framework for assessing the recoverability of our deferred tax asset, see Note 20 to our audited annual consolidated financial statements.
Uncertain Tax Positions
Our accounting for income taxes, including uncertain tax positions, represents management’s best estimate of various events and transactions, and requires judgment. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” now incorporated into Accounting Standards Codification, 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties and additional disclosures. We determine whether it is more likely than not that a tax position will be sustained, based on technical merits, upon examination by the relevant taxing authorities before any part of the benefit can be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely to be realized upon settlement.
We classify interest expense and penalties recognized on income taxes as a component of income taxes.
For an additional discussion, see Note 20 to our audited annual consolidated financial statements.
ADOPTION OF ACCOUNTING PRONOUNCEMENTS
See Note 2 to our audited annual consolidated financial statements for a complete discussion of adoption of accounting pronouncements.

Corebridge | 2022 Form 10-K 187

ITEM 7 | Glossary

Glossary
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
Fee income — policy fees plus advisory fees plus other fee income.
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

Corebridge | 2022 Form 10-K 188

ITEM 7 | Glossary
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
Spread income — is defined as net investment income less interest credited to policyholder account balances, exclusive of amortization of deferred sales inducement assets. Spread income is comprised of both base spread income and variable investment income.
Surrender charge — a charge levied against an investor for the early withdrawal of funds from a life insurance or annuity contract, or for the cancellation of the agreement.
Surrender rate — represents annualized surrenders and withdrawals as a percentage of average reserves and Group Retirement mutual fund assets under administration.
Underwriting margin — for our Life Insurance segment includes premiums, policy fees, advisory fee income, net investment income, less interest credited to policyholder account balances and policyholder benefits and excludes the annual assumption update. For our Institutional Markets segment, select products utilize underwriting margin, which includes premiums, net investment income, non-SVW fee and advisory fee income, less interest credited and policyholder benefits and excludes the annual assumption update.
Value of business acquired — present value of projected future gross profits from in-force policies of acquired businesses.

Corebridge | 2022 Form 10-K 189

ITEM 7 | Certain Important Terms

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
“Argon” means Argon Holdco LLC, a wholly owned subsidiary of Blackstone Inc.;
“BlackRock” means BlackRock Financial Management, Inc.;
“Blackstone” means Blackstone Inc. and its subsidiaries;
“Blackstone IM” means Blackstone ISG-1 Advisors L.L.C.;
“Cap Corp” means AIG Capital Corporation, a Delaware corporation;
“Corebridge”, “we,” “us,” “our” or the “Company” means Corebridge and its subsidiaries after giving effect to the transactions described under “The Reorganization Transactions,” unless the context refers to Corebridge Parent.
“Corebridge FD” means Corebridge Financial Distributors;
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
“Lexington” means Lexington Insurance Company, an AIG subsidiary;

Corebridge | 2022 Form 10-K 190

ITEM 7 | Certain Important Terms
“Majority Interest Fortitude Sale” means the sale by AIG of substantially all of its interests in Fortitude Re's parent company to Carlyle FRL, L.P., an investment fund advised by an affiliate of The Carlyle Group Inc., and T&D United Capital Co., Ltd., a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG; Fortitude Group Holdings, LLC; Carlyle FRL, L.P.; The Carlyle Group Inc.; T&D United Capital Co., Ltd.; and T&D Holdings, Inc. We currently own less than a 3% indirect interest in Fortitude Re;
“NUFIC” means National Union Fire Insurance Company of Pittsburgh, PA, a consolidated subsidiary of AIG;
“NYDFS” means New York State Department of Financial Services;
“NYSE” means the New York Stock Exchange;
“Reorganization” means the transactions described under “The Reorganization Transactions”;
“USL” means The United States Life Insurance Company in the City of New York, a New York insurance company;
“VALIC” means The Variable Annuity Life Insurance Company, a Texas insurance company; and
“VALIC Financial Advisors” means VALIC Financial Advisors, Inc., a Texas corporation;

Corebridge | 2022 Form 10-K 191

ITEM 7 | Acronyms

`1
Acronyms
•“AATOI” — adjusted after-tax operating income attributable to our common stockholders;
•“ABS” — asset-backed securities;
•“APTOI” — adjusted pre-tax operating income;
•“AUA” — assets under administration;
•“AUM” — assets under management;
•“AUMA” — assets under management and administration;
•“BMA” — Bermuda Monetary Authority;
•“CDO” — collateralized debt obligations;
•“CDS” — credit default swap;
•“CMBS” — commercial mortgage-backed securities;
•“DAC” — deferred policy acquisition costs;
•“DSI” — deferred sales inducement;
•“FABN”— funding-agreement back notes;
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
•“NAIC” — National Association of Insurance Commissioners;
•“NPA” — Non-performance Risk Adjustment
•“PRT” — pension risk transfer;
•“RBC” — Risk-Based Capital;
•“RMBS” — residential mortgage-backed securities;
•“S&P” — Standard & Poor’s Financial Services LLC;
•“SEC” — the U.S. Securities and Exchange Commission;
•“SVW” — stable value wrap;
•“URR” — unearned revenue reserve;
•“VIE” — variable interest entity;
•“VIX” — volatility index; and
•“VOBA” — value of business acquired.

Corebridge | 2022 Form 10-K 192

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk
ITEM 7A | Quantitative and Qualitative Disclosures About Market Risk
The following provides information regarding the Company’s market risk. For further discussion of the Company’s risk management practices, see “Business—Our Segments—Individual Retirement—Risk Management,” “Business—Our Segments—Group Retirement—Risk Management,” “Business—Our Segments—Life Insurance—Risk Management,” “Business—Our Segments—Institutional Markets—Risk Management” and “Business—Our Segments—Investment Management—Risk Management.”

Overview
Market risk is the risk of adverse impact due to systemic movements in one or more of the following market risk drivers: equity and commodity prices, residential and commercial real estate values, interest rates, credit spreads, foreign exchange, inflation, and their respective levels of volatility.
We are engaged in a variety of insurance, investment and other financial services businesses that expose us to market risk, directly and indirectly. We are exposed to market risks primarily within our insurance and capital markets activities, on both the asset and the liability sides of our balance sheet through on- and off-balance sheet exposures. Many of the market risk exposures, including exposures to changes in levels of interest rates and equity prices, are generally long-term in nature. Examples of liability-related market risk exposures include interest rate sensitive surrenders in the fixed annuity and universal life product portfolios. Also, we have equity market risk sensitive surrenders in the variable annuity product portfolio. These interactive asset-liability types of risk exposures are regularly monitored in accordance with the risk governance framework.
The scope and magnitude of our market risk exposures are managed under a robust framework that contains defined risk limits and minimum standards for managing market risk. The market risk management framework focuses on quantifying the financial repercussions to us of changes in the above-mentioned market risk drivers.

Risk Management and Mitigation
In addition to an established governance framework, we rely on a variety of tools and techniques to manage market risk-exposures. Our market risk mitigation framework incorporates the following primary elements:
Product design – Product design is the first step in managing insurance liability exposure to market risks.
Asset/liability management – We manage assets using an approach that is liability driven. Asset portfolios are managed to target durations based on liability characteristics and the investment objectives of that portfolio within defined ranges. Where liability cash flows exceed the maturity of available assets, we may support such liabilities with derivatives, interest rate curve mismatch strategies or equity and alternative investments.
Hedging – Our hedging strategies include the use of derivatives to offset certain changes in the economic value of embedded derivatives associated with the variable annuity, fixed index annuity and index universal life liabilities, within established thresholds. These hedging programs are designed to provide additional protection against large and consolidated movements in levels of interest rates, equity prices, credit spreads and market volatility under multiple scenarios.
Currency matching – We manage our foreign currency exchange rate exposures within our risk tolerance levels. In general, investments backing specific liabilities are currency matched. This is achieved through investments in currency matching assets or the use of derivatives.
Management of portfolio concentration risk – We perform regular monitoring and management of key rate, foreign exchange, equity prices and other risk concentrations to support efforts to improve portfolio diversification to mitigate exposures to individual markets and sources of risk.

Corebridge | 2022 Form 10-K 193

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivities
The following table provides estimates of sensitivity to changes in yield curves and equity prices on our financial instruments and excludes approximately $76.4 billion and $77.1 billion as of December 31, 2022 and December 31, 2021, respectively, of insurance liabilities. We believe that the interest rate sensitivities of these insurance and other liabilities serve as an offset to the net interest rate risk of the financial assets presented in the table below. In addition, the table excludes $23.6 billion of interest rate sensitive assets and $0.1 million of equity investments supporting the Fortitude Re funds withheld arrangements as the contractual returns related to the assets are transferred to Fortitude Re, as well as $26.6 billion of related funds withheld payable.
December 31, 2022 and 2021 Comparison(a)

December 31,	Balance Sheet Exposure				Economic Effect		Economic Effect
(dollars in millions)	2022		2021		2022	2021	2022	2021
Sensitivity factor					100 bps parallel increase in all yield curves		100 bps parallel decrease in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$139,363		$171,283		$(9,474)	$(14,144)	$10,966	$16,778
Mortgage and other loans receivable(b)	38,520		34,032		(1,630)	(1,757)	1,772	1,825
Derivatives:
Interest rate contracts	(84)		1,253		(652)	(1,882)	1,284	3,402
Total interest rate sensitive assets	$177,799	(a)	$206,568	(a)	$(11,756)	$(17,783)	$14,022	$22,005
Interest rate sensitive liabilities:
Policyholder contract deposits:
Investment-type contracts(b)	$(136,040)		$(130,643)		$6,552	$10,375	$(8,693)	$(13,552)
Variable annuity and other embedded derivatives	(7,147)		(9,736)		1,590	2,550	(2,070)	(3,407)
Short-term and long-term debt(b)	(9,368)		(8,744)		469	117	(531)	(125)
Total interest rate sensitive liabilities	$(152,555)		$(149,123)		$8,611	$13,042	$(11,294)	$(17,084)
Sensitivity factor:					20% decline in stock prices		20% increase in stock prices
Derivatives:
Equity contracts(c)	$(84)		$599		$552	$542	$366	$447
Equity investments:
Common equity	142		231		(28)	(46)	28	46
Total derivatives and equity investments	$58		$830		$524	$496	$394	$493
Policyholder contract deposits:
Variable annuity and other embedded derivatives(c)	$(7,147)		$(9,736)		$(528)	$(269)	$217	$(58)
Total liability	$(7,147)		$(9,736)		$(528)	$(269)	$217	$(58)
(a)At December 31, 2022, the analysis covers $177.8 billion of $205.1 billion interest rate sensitive assets. As indicated above, excluded were $19.8 billion and $3.8 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $2.7 billion of loans and $1.6 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2021, the analysis covers $206.6 billion of $241.3 billion interest rate sensitive assets. As indicated above, excluded were $28.7 billion and $3.8 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $2.2 billion of loans and $0.9 billion of assets across various asset categories were excluded due to modeling limitations.
(b)The economic effect is the difference between the estimated fair value and the effect of a 100 bps parallel increase or decrease in all yield curves on the estimated fair value. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Short-term and long-term debt were $38.4 billion, $132.0 billion and $8.7 billion at December 31, 2022, respectively. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Short term and Long term debt were $38.9 billion, $143.1 billion and $8.9 billion at December 31, 2021, respectively.
(c)The balance sheet exposures for derivatives and variable annuity and other embedded derivatives are also reflected under “Interest rate sensitive assets” and “interest rate sensitive liabilities” above and are not additive.
We manage our foreign currency exchange rate exposures within the approved risk tolerance levels. In general, investments backing specific liabilities are currency matched. This is achieved through investments in matching currency assets or through the use of derivatives.
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial condition or financial performance. We cannot ensure that actual financial impacts in any particular period will not exceed the amounts indicated above.
Interest rate sensitivity is defined as change in value with respect to a 100 basis point parallel shift up or down in the interest rate environment, calculated as: scenario value minus base value, where base value is the value under the yield curves as of the period end and scenario value is the value reflecting a 100 basis point parallel increase or decline in all yield curves.

Corebridge | 2022 Form 10-K 194

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk
Our interest rate risk is evaluated without considering effects of correlation of changes in levels of interest rate with other key market risks or other assumptions used for calculating the values of financial assets and liabilities. This scenario does not measure changes in values resulting from non-parallel shifts in the yield curves, which could produce different results.
Equity sensitivity is defined as change in value with respect to a 20 percentage point increase or decline in equity prices and scenario value is the value reflecting a 20% increase or decrease in equity prices.
Our equity price risk is evaluated without considering effects of correlation of changes in equity prices with other key market risks or other assumptions used for calculating the values of financial assets and liabilities. These scenarios do not reflect the impact of basis risk, such as projections about the future performance of the underlying contract holder funds and actual fund returns, which is used as a basis for developing our hedging strategy.
For illustrative purposes, sensitivities are modeled based on a 100 basis point parallel increase or decline in yield curves, and a 20% increase or decline in equity prices. The estimated results presented in the table above should not be taken as a prediction, but only as a demonstration of the potential effects of such events.

Corebridge | 2022 Form 10-K 195

Item 8 | Financial Statements and Supplementary Data
COREBRIDGE FINANCIAL, INC.

REFERENCE TO FINANCIAL STATEMENTS AND SCHEDULES

Corebridge | 2022 Form 10-K 196

ITEM 8 | Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Corebridge Financial, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Corebridge Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Certain Level 3 Fixed Maturity Securities
As described in Note 4 to the consolidated financial statements, as of December 31, 2022, the total fair value of the Company’s level 3 fixed maturity securities, including bonds available for sale and other bond securities, was $21.7 billion, comprised of residential mortgage backed securities, commercial mortgage backed securities, collateralized loan obligations, other asset-backed securities, and fixed maturity securities issued by corporations (including private placements), states, municipalities, and other governmental agencies. As the volume or level of market activity for these securities is limited, management determines fair value either by requesting brokers who are knowledgeable about the particular security to provide a price quote, which according to management is generally non-binding, or by employing market accepted valuation models. In both cases, certain inputs used by management to determine fair value may not be observable in the market. For certain private placement securities, fair value is determined by management based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. For other level 3 fixed maturity securities, such assumptions may include loan delinquencies and defaults, loss severity, and prepayments. As disclosed by management, fair value estimates are subject to management review to ensure valuation models and related inputs are reasonable.
The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 fixed maturity securities is a critical audit matter are (i) the significant judgment by management to determine the fair value of these securities, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures relating to the aforementioned assumptions that are used to determine the fair value, (ii) the significant audit effort and judgment in evaluating the audit evidence related to the valuation, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 fixed maturity securities, including controls related to (i) management’s review over the pricing function and (ii) identifying and resolving pricing exceptions. These procedures also included, among others, obtaining independent third party vendor pricing, where available, and the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of securities. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management on

Corebridge | 2022 Form 10-K 197

ITEM 8 | Report of Independent Registered Public Accounting Firm
a sample basis and evaluating management’s assumptions noted above. The independent third party vendor pricing and the independently developed ranges were compared to management’s recorded fair value estimates.
Valuation of Embedded Derivatives for Variable Annuity and Fixed Index Annuity Products and Valuation of Certain Guaranteed Benefit Features for Universal Life Products
As described in Notes 4 and 12 to the consolidated financial statements, certain fixed index annuity and variable annuity contracts contain embedded derivatives that are bifurcated from the host contracts and accounted for separately at fair value in policyholder contract deposits. As of December 31, 2022, the fair value of these embedded derivatives was $5.7 billion and $0.7 billion for fixed index annuity and variable annuities with guaranteed minimum withdrawal benefits, respectively. The fair value of embedded derivatives contained in certain variable annuity and fixed index annuity contracts is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. The policyholder behavior assumptions for these liabilities include mortality, lapses, withdrawals, and benefit utilization, along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows. Estimates of future policyholder behavior assumptions are subjective and based primarily on the Company’s historical experience. The capital market assumptions related to the embedded derivatives for variable annuity contracts involve judgments regarding expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance, and discount rates. Unobservable inputs used for valuing the embedded derivative include long-term equity volatilities which represent the volatility beyond the period for which observable equity volatilities are available. With respect to embedded derivatives for fixed index annuity contracts, option pricing models are used to estimate fair value, taking into account the capital market assumptions. Such models use option budget assumptions which estimate the expected long-term cost of options used to hedge exposures associated with equity price changes. The option budget determines the future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives. Additional policyholder liabilities are also established for universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception. As of December 31, 2022, the liability for universal life secondary guarantees and similar features was $2.8 billion, which is included within future policy benefits. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.
The principal considerations for our determination that performing procedures relating to the valuation of embedded derivatives for variable annuity and fixed index annuity products and valuation of certain guaranteed benefit features for universal life products is a critical audit matter are (i) the significant judgment by management in developing the aforementioned policyholder behavior assumptions, as well as long-term equity volatilities and option budget assumptions, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the significant assumptions used in the estimate, (ii) the significant audit effort and judgment in evaluating the audit evidence relating to the significant assumptions used by management in the valuation of the embedded derivatives and additional policyholder liabilities, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of assumptions used in the valuation of embedded derivatives for variable annuity and fixed index annuity products and valuation of certain guaranteed benefit features for universal life products. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in performing an evaluation of the appropriateness of management’s methodology and the reasonableness of management’s judgments used in developing policyholder behavior, as well as long-term volatilities and option budget assumptions used in estimating the valuation of guaranteed benefit features. These procedures considered the consistency of the assumptions across products, in relation to prior periods, and in relation to management’s historical experience or observed industry practice, and the continued appropriateness of unchanged assumptions. Procedures were performed to test the completeness and accuracy of data used by management on a sample basis.
Valuation of Deferred Policy Acquisition Costs for Universal Life and Individual Retirement Variable Annuity Products
As described in Note 8 to the consolidated financial statements, as of December 31, 2022, a portion of the $11.0 billion deferred policy acquisition costs (DAC) for investment-oriented products are associated with universal life and individual retirement variable annuity products. Policy acquisition costs and policy issuance costs related to investment-oriented products are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are affected by a number of factors, including current and expected interest rates, net investment income and spreads, net realized gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience, equity market returns, and volatility. If the assumptions used for estimated gross profits change, DAC is recalculated using the new assumptions, including actuarial assumptions related to mortality, lapse, benefit utilization, and premium persistency, and any resulting adjustment is included in income. DAC for investment-oriented products is reviewed by management for recoverability, which involves estimating the future profitability of the current business. If actual profitability is substantially lower than previously estimated profitability, DAC may be subject to an impairment charge.
The principal considerations for our determination that performing procedures relating to the valuation of DAC for universal life and individual retirement variable annuity products is a critical audit matter are (i) the significant judgment by management to determine the policyholder behavior assumptions related to mortality, lapse, benefit utilization, and premium persistency, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the significant assumptions used in the estimate, (ii) the significant audit effort and judgment in evaluating the audit evidence relating to management’s policyholder behavior assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Corebridge | 2022 Form 10-K 198

ITEM 8 | Report of Independent Registered Public Accounting Firm
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the amortization and recoverability of DAC for universal life and individual retirement variable annuity products, including controls over the development of significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s methodology and the reasonableness of management’s policyholder behavior assumptions related to mortality, lapse, benefit utilization, and premium persistency, which are used in the calculation of estimated gross profits. The evaluation of the reasonableness of the assumptions included consideration of the consistency of the assumptions across products in relation to prior periods and in relation to management’s historical experience or observed industry practice. Procedures were performed to test the completeness and accuracy of data used by management in developing the assumptions on a sample basis.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2023
We have served as the Company's auditor since 2020.

Corebridge | 2022 Form 10-K 199

Corebridge Financial, Inc.
Consolidated Balance Sheets

(in millions, except for share data)	December 31, 2022	December 31, 2021
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $148 in 2022 and $78 in 2021 (amortized cost: 2022 - $181,274; 2021 - $182,593)*	$156,793	$198,568
Other bond securities, at fair value (See Note 5)*	3,769	2,082
Equity securities, at fair value (See Note 5)*	170	242
Mortgage and other loans receivable, net of allowance for credit losses of $600 in 2022 and $496 in 2021*	44,566	39,388
Other invested assets (portion measured at fair value: 2022 - $7,879; 2021 - $7,104)*	10,418	10,567
Short-term investments, including restricted cash of $69 in 2022 and $57 in 2021 (portion measured at fair value: 2022 - $1,357; 2021 - $1,455)*	4,400	5,471
Total investments	220,116	256,318
Cash*	552	537
Accrued investment income*	1,813	1,760
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2022 and $1 in 2021	916	884
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $— in 2022 and $— in 2021	27,794	28,472
Reinsurance assets - other, net of allowance for credit losses and disputes of $84 in 2022 and $101 in 2021	2,980	2,932
Deferred income taxes	9,162	4,837
Deferred policy acquisition costs and value of business acquired	13,179	8,058
Other assets, including restricted cash of $12 in 2022 and $7 in 2021 (portion measured at fair value: 2022 - $299; 2021 - $684)*	2,852	3,303
Separate account assets, at fair value	84,853	109,111
Total assets	$364,217	$416,212
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$57,266	$57,751
Policyholder contract deposits (portion measured at fair value: 2022 - $7,216; 2021 - $9,824)	158,966	156,846
Other policyholder funds	3,331	2,849
Fortitude Re funds withheld payable (portion measured at fair value: 2022 - $1,262; 2021 - $7,974)	26,551	35,144
Other liabilities (portion measured at fair value: 2022 - $97; 2021 - $191)*	8,775	9,903
Short-term debt	1,500	8,317
Long-term debt	7,868	427
Debt of consolidated investment entities (portion measured at fair value: 2022 - $6; 2021 - $5)*	5,958	6,936
Separate account liabilities	84,853	109,111
Total liabilities	$355,068	$387,284
Contingencies, commitments and guarantees (See Note 14)
Redeemable noncontrolling interest	—	83
Corebridge Shareholders' equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; 645,000,000 shares issued	6	—
Common stock class A, $0.01 par value; 2,252,500,000 shares authorized; 581,145,000 shares issued	—	5
Common stock class B, $0.01 par value; 247,500,000 shares authorized; 63,855,000 shares issued	—	1
Additional paid-in capital	8,030	8,054
Retained earnings	16,121	8,859
Accumulated other comprehensive income (loss)	(15,947)	10,167
Total Corebridge Shareholders' equity	8,210	27,086
Non-redeemable noncontrolling interests	939	1,759
Total equity	9,149	28,845
Total liabilities, redeemable noncontrolling interest and equity	$364,217	$416,212
*See Note 9 for details of balances associated with variable interest entities.
See accompanying Notes to Consolidated Financial Statements.

Corebridge | 2022 Form 10-K 200

Corebridge Financial, Inc.
Consolidated Statements of Income (Loss)

	Years Ended December 31,
(in millions, except per common share data)	2022	2021	2020
Revenues:
Premiums	$5,093	$5,637	$4,341
Policy fees	2,972	3,051	2,874
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	8,685	9,897	9,089
Net investment income - Fortitude Re funds withheld assets	891	1,775	1,427
Total net investment income	9,576	11,672	10,516
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	2,063	1,618	(765)
Net realized gains (losses) on Fortitude Re funds withheld assets	(397)	924	1,002
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	6,347	(687)	(3,978)
Total net realized gains (losses)	8,013	1,855	(3,741)
Advisory fee income	475	597	553
Other income	550	578	519
Total revenues	26,679	23,390	15,062
Benefits and expenses:
Policyholder benefits	7,332	8,050	6,602
Interest credited to policyholder account balances	3,696	3,549	3,528
Amortization of deferred policy acquisition costs and value of business acquired	1,431	1,057	543
Non-deferrable insurance commissions	636	680	604
Advisory fee expenses	266	322	316
General operating expenses	2,323	2,104	2,027
Interest expense	534	389	490
(Gain) loss on extinguishment of debt	—	219	10
Net (gain) loss on divestitures	1	(3,081)	—
Net (gain) loss on Fortitude Re transactions	—	(26)	91
Total benefits and expenses	16,219	13,263	14,211
Income (loss) before income tax expense (benefit)	10,460	10,127	851
Income tax expense (benefit):
Current	878	1,946	1,724
Deferred	1,113	(103)	(1,739)
Income tax expense (benefit)	1,991	1,843	(15)
Net income (loss)	8,469	8,284	866
Less:
Net income (loss) attributable to noncontrolling interests	320	929	224
Net income (loss) attributable to Corebridge	$8,149	$7,355	$642

Income (loss) per common share attributable to Corebridge common shareholders:
Basic:
Common stock	$12.61	N/A	N/A
Common stock Class A	N/A	$11.80	$1.00
Common stock Class B	N/A	$7.77	$1.00
Diluted:
Common stock	$12.59	N/A	N/A
Common stock Class A	N/A	$11.80	$1.00
Common stock Class B	N/A	$7.77	$1.00

Weighted averages shares outstanding:
Common stock - Basic	646.1	N/A	N/A
Common stock - Diluted	647.4	N/A	N/A
Common stock Class A - Basic and diluted	N/A	581.1	581.1
Common stock Class B - Basic and diluted	N/A	63.9	63.9
See accompanying Notes to Consolidated Financial Statements.

Corebridge | 2022 Form 10-K 201

Corebridge Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2022	2021	2020
Net income	$8,469	$8,284	$866
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(54)	22	(62)
Change in unrealized appreciation (depreciation) of all other investments	(26,128)	(4,509)	5,337
Change in cash flow hedges	157	—	—
Change in foreign currency translation adjustments	(101)	(20)	57
Change in retirement plan liabilities	2	1	(2)
Other comprehensive income (loss)	(26,124)	(4,506)	5,330
Comprehensive income (loss)	(17,655)	3,778	6,196
Less:
Comprehensive income attributable to noncontrolling interests	310	929	230
Comprehensive income (loss) attributable to Corebridge	$(17,965)	$2,849	$5,966
See accompanying Notes to Consolidated Financial Statements.

Corebridge | 2022 Form 10-K 202

Corebridge Financial, Inc.
Consolidated Statements of Equity

(in millions)	Common Stock	Common Stock Class A	Common Stock Class B	Additional Paid-In Capital	Retained Earnings	Shareholders' Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1 2020	$—	$5	$1	$—	$—	$22,470	$9,329	$31,805	$1,874	$33,679
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	(246)	—	(246)	—	(246)
Change in net investment	—	—	—	—	—	(296)	—	(296)	—	(296)
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	642	—	642	224	866
Other comprehensive income, net of tax	—	—	—	—	—	—	5,324	5,324	6	5,330
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	633	633
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	268	268
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(454)	(454)
Other	—	—	—	—	—	3	—	3	(2)	1
Balance, December 31, 2020	$—	$5	$1	$—	$—	$22,573	$14,653	$37,232	$2,549	$39,781
Change in net investment	—	—	—	—	—	(13,004)	—	(13,004)	—	(13,004)
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	7,355	—	7,355	929	8,284
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,506)	(4,506)	—	(4,506)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	(373)	(373)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	264	264
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,611)	(1,611)
Other	—	—	—	—	—	(11)	20	9	1	10
Reorganization transactions		—	—	8,054	8,859	(16,913)	—	—	—	—
Balance, December 31, 2021	$—	$5	$1	$8,054	$8,859	$—	$10,167	$27,086	$1,759	$28,845
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	8,149	—	—	8,149	320	8,469
Dividends on common stock	—	—	—	—	(876)	—	—	(876)	—	(876)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(26,114)	(26,114)	(10)	(26,124)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	(104)	(104)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	155	155
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,181)	(1,181)
Other	6	(5)	(1)	(24)	(11)	—	—	(35)	—	(35)
Balance, December 31, 2022	$6	$—	$—	$8,030	$16,121	$—	$(15,947)	$8,210	$939	$9,149
See accompanying Notes to Consolidated Financial Statements.

Corebridge | 2022 Form 10-K 203

Corebridge Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$8,469	$8,284	$866
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net (gain) loss on Fortitude Re transactions	—	(26)	20
Net (gains) losses on sales of securities available for sale and other assets	377	(1,737)	(747)
Net (gain) loss on divestitures	1	(3,081)	—
Loss on extinguishment of debt	—	219	10
Unrealized gains in earnings - net	(1,621)	(1,573)	(343)
Equity in (income) loss from equity method investments, net of dividends or distributions	(97)	33	70
Depreciation and other amortization	1,021	562	325
Impairments of assets	25	32	80
General operating and other expenses	—	122	82
Changes in operating assets and liabilities:
Insurance reserves	2,064	2,161	1,972
Premiums and other receivables and payables - net	68	226	575
Funds held relating to Fortitude Re Reinsurance contracts	(8,497)	(1,160)	2,351
Reinsurance assets and funds held under reinsurance treaties	409	155	271
Capitalization of deferred policy acquisition costs	(991)	(1,000)	(889)
Current and deferred income taxes - net	890	(70)	(1,930)
Other, net	577	(686)	614
Total adjustments	(5,774)	(5,823)	2,461
Net cash provided by operating activities	2,695	2,461	3,327
Cash flows from investing activities:
Proceeds from (payments for)
sales or distributions of:
Available-for-sale securities	10,566	10,762	11,929
Other securities	2,181	318	405
Other invested assets	1,888	4,615	1,787
Divestitures, net	—	1,084	—
Maturities of fixed maturity securities available for sale	9,621	20,420	15,507
Principal payments received on mortgage and other loans receivable	7,814	6,646	5,961
Purchases of:
Available-for-sale securities	(19,499)	(36,641)	(35,635)
Other securities	(3,694)	(1,591)	(117)
Other invested assets	(1,662)	(2,498)	(1,962)
Mortgage and other loans receivable	(14,203)	(7,930)	(5,486)
Acquisition of businesses, net of cash and restricted cash acquired	(107)	—	—
Net change in short-term investments	883	3,439	(1,237)
Net change in derivative assets and liabilities	(754)	(507)	1,234
Other, net	(287)	(84)	(295)
Net cash used in investing activities	(7,253)	(1,967)	(7,909)
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	26,508	25,387	22,438
Policyholder contract withdrawals	(20,722)	(22,481)	(17,845)
Issuance of long-term debt	7,451	—	—
Issuance of short-term debt	1,512	345	—
Issuance of debt of consolidated investment entities	946	4,683	2,314
Repayments of long-term debt	—	(568)	(11)
Repayments of short-term debt	(8,312)	(248)	—
Maturities and repayments of debt of consolidated investment entities	(1,228)	(5,125)	(2,451)
Dividends paid on common stock	(876)	—	—
Distributions to Class B shareholder	—	(34)	—
Distributions to AIG	—	(1,543)	(472)
Distributions to noncontrolling interests	(477)	(1,611)	(454)
Contributions from noncontrolling interests	146	296	317
Net change in securities lending and repurchase agreements	(647)	9	646
Other, net	299	81	184
Net cash provided by (used in) financing activities	4,600	(809)	4,666
Effect of exchange rate changes on cash and restricted cash	(10)	(2)	7
Net increase (decrease) in cash and restricted cash	32	(317)	91
Cash and restricted cash at beginning of year	601	918	827
Change in cash of businesses held for sale	—	—	—
Cash and restricted cash at end of year	$633	$601	$918
See accompanying Notes to Consolidated Financial Statements.

Corebridge | 2022 Form 10-K 204

Corebridge Financial, Inc.
Consolidated Statements of Cash Flows (continued)

Supplementary Disclosure of Consolidated Cash Flow Information

	Years Ended December 31,
(in millions)	2022	2021	2020
Cash	$552	$537	$654
Restricted cash included in short-term investments*	69	57	58
Restricted cash included in other assets*	12	7	206
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$633	$601	$918

Cash paid during the period for:
Interest	$472	$364	$279
Taxes	1,101	1,913	1,915
Non-cash investing activities:
Fixed maturity securities, designated available for sale, received in connection with pension risk transfer transactions	(1,121)	(2,284)	(1,140)
Fixed maturity securities, designated available for sale, received in connection with reinsurance transactions	(108)	(161)	(424)
Fixed maturity securities, designated available for sale, transferred in connection with reinsurance transactions	204	647	706
Corebridge distribution of AIG common stock to AIG	—	38	—
Fixed maturity securities, designated as fair value option, transferred to repay debt of consolidated investment entities	—	1,257	—
Fixed maturity securities, designated available for sale, transferred to repay debt of consolidated investment entities	458	605	—
Investment assets transferred in conjunction with fund establishment	19	85	—
Investment assets received in conjunction with fund establishment	(49)	(85)	(532)
Real estate investments transferred in conjunction with fund establishment	305	—	—
Equity securities distributed in lieu of cash to non-consolidated Corebridge affiliate	94	—	—
Other invested assets securities distributed in lieu of cash to non-consolidated Corebridge affiliate	694	—	—
Minority ownership acquired in Fortitude Holdings	—	(100)	—
Divestiture of certain Cap Corp legal entities	—	56	—
Consideration received from divested businesses	—	3,740	—
Fixed maturity securities, designated available for sale, transferred to non-consolidated Corebridge affiliate	—	423	—
Fixed maturity securities, designated available for sale, transferred from a non-consolidated Corebridge affiliate	—	(423)	—
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	3,606	3,549	3,786
Fee income debited to policyholder contract deposits included in financing activities	(1,694)	(1,690)	(1,710)
Equity interest in funds sold to Corebridge affiliates	—	—	532
Repayments of debt of consolidated investment entities utilizing fixed maturity securities	(474)	(1,862)	—
Issuance of short-term debt by AIG	—	8,300	—
Short-term debt forgiven by AIG	—	(96)	—
Non-cash capital contributions	—	728	85
Non-cash capital distributions	—	(12,197)	(44)
Distribution in lieu of cash, in equity securities, to non-consolidated Corebridge affiliate	(94)	—	—
Distribution in lieu of cash, in Other invested assets securities, to non-consolidated Corebridge affiliate	(694)	—	—
Extinguishment of debt in exchange for partnership interest	(172)	—	—
Redemption of NCI in exchange for partnership interest	(104)	—	—
*Primarily includes funds held for tax sharing payments to Corebridge Parent, security deposits.
See accompanying Notes to Consolidated Financial Statements.

Corebridge | 2022 Form 10-K 205

ITEM 8 | Notes to Consolidated Financial Statements | 1. Overview and Basis of Presentation

1. Overview and Basis of Presentation
OVERVIEW
Corebridge Financial, Inc. (“Corebridge Parent”) is a leading provider of retirement solutions and life insurance products in the United States. Our primary business operations consist of life and annuity products that include term life insurance, universal life insurance, variable universal life insurance and whole life insurance, accident and health insurance, single- and flexible-premium deferred fixed and variable annuities, fixed index deferred annuities, single-premium immediate and delayed-income annuities, group annuities, private placement variable annuities, structured settlements, corporate- and bank-owned life insurance, guaranteed investment contracts (‘‘GICs’’) funding agreements, stable value wrap products and pension risk transfer. Our institutional asset management business includes managing assets for non-consolidated affiliates. Corebridge Parent common stock, par value $0.01 per share, is listed on the New York Stock Exchange (NYSE:CRBG). The terms “Corebridge,” “we,” “us,” “our” or the “Company” mean Corebridge Parent and its consolidated or combined subsidiaries, unless the context refers to Corebridge Parent only.
These financial statements present the consolidated and combined results of operations, financial condition and cash flows of the Company. On September 19, 2022, we completed an initial public offering (the “IPO”) in which American International Group, Inc. (“AIG Parent”) sold 80,000,000 shares of Corebridge Parent common stock to the public. As of December 31, 2022, AIG owns 77.7% of the outstanding common stock of Corebridge Parent. AIG Parent is a publicly traded entity, listed on the New York Stock Exchange (NYSE:AIG). The term “AIG” means AIG Parent and its consolidated subsidiaries, unless the context refers to AIG Parent only.
Prior to the IPO, we underwent a reorganization (the “Reorganization”) to ensure that we held all of AIG’s life and retirement business and substantially all of its investment management operations. The Reorganization was completed on December 31, 2021. As of December 31, 2022, subsidiaries of Corebridge Parent include: AGC Life Insurance Company (“AGC”), American General Life Insurance Company (“AGL”), The Variable Annuity Life Insurance Company (“VALIC”), The United States Life Insurance Company in the City of New York (“USL”), AIG Life of Bermuda, Ltd. (“AIG Bermuda”), AIG Life Ltd. (“AIG Life (United Kingdom)”) and its subsidiary, Laya Healthcare Ltd. (“Laya”), and SAFG Capital LLC and its subsidiaries.
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
The Reorganization, completed on December 31, 2021, included the contribution of various subsidiaries of AIG into Corebridge. AIG Life (UK) was contributed to Corebridge on May 1, 2021. Effective May 1, 2021, Corebridge subscribed for an ordinary share in Laya, and Laya redeemed the only other share then in issue which was held by AIG, resulting in Corebridge being the sole shareholder of Laya. The annual consolidated financial statements as of December 31, 2021 included the results of operations, financial condition and cash flows of Laya and AIG Life Ltd. Accordingly, the contribution of these entities to Corebridge did not result in the need to restate prior periods in accordance with the accounting treatment for common control transactions.
On October 1, 2021, two Cap Corp subsidiaries were sold to a Corebridge affiliate. On October 29, 2021, a Cap Corp subsidiary was sold to a Corebridge affiliate. On December 31, 2021, certain direct and indirect subsidiaries of Cap Corp were transferred to a newly created holding company and subsidiary of Cap Corp, SAFG Capital LLC (‘‘SAFG Capital’’). On December 31, 2021, Cap Corp’s interest in SAFG Capital was distributed from Cap Corp to AIG and AIG subsequently contributed its interest to Corebridge. Cap Corp and certain of its subsidiaries remain consolidated subsidiaries of AIG. The contribution of SAFG Capital to the Company was treated as a common control transaction with the Company being the receiving entity, and the subsidiaries not contributed were treated as common control transactions with the Company being the transferring entity, both during the year ended December 31, 2021.
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

Corebridge | 2022 Form 10-K 206

ITEM 8 | Notes to Consolidated Financial Statements | 1. Overview and Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’). All material intercompany accounts and transactions between consolidated or combined entities have been eliminated. The balance sheet as of December 31, 2021 includes the attribution of certain assets and liabilities that have historically been held at AIG or certain of its subsidiaries not included in the historically combined Corebridge financial statements. Similarly, certain assets attributable to shared services managed at AIG have been excluded. The Company’s consolidated financial statements reflect certain corporate expenses allocated to the Company by AIG for certain corporate functions and for shared services provided by AIG. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated based upon other reasonable allocation measures. The Company considers the expense methodology and results to be reasonable for all periods presented.
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
SIGNIFICANT TRANSACTIONS
Strategic Partnership with Blackstone
On November 2, 2021, Argon Holdco LLC (“Argon”), a wholly owned subsidiary of Blackstone, Inc. (“Blackstone”), acquired a 9.9% equity stake in Corebridge and Corebridge entered into a long-term asset management relationship with Blackstone.
Pursuant to the partnership, we initially transferred management of $50 billion of our existing investment portfolio. Beginning in the fourth quarter of 2022, we transferred an additional $2.1 billion to Blackstone. The amount managed by Blackstone will increase to $92.5 billion by the third quarter of 2027. As of December 31, 2022, the book value of the assets managed by Blackstone was $48.9 billion.
Pursuant to the Stockholders’ Agreement that we entered into with AIG Parent and Argon at the time of acquisition of Argon’s equity stake in Corebridge, Argon may not sell its ownership interest in Corebridge, subject to certain exceptions. These exceptions, among others, permit Argon to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the IPO, with the transfer restrictions terminating in full on the fifth anniversary of the IPO. Additionally, until Argon no longer owns at least 50% of its initial investment in Corebridge, it will have the right to designate for nomination for election one member of the Corebridge board of directors.
On November 1, 2021, Corebridge Parent declared a dividend payable to AIG in the amount of $8.3 billion. In connection with that dividend, Corebridge Parent issued a promissory note to AIG Parent in the amount of $8.3 billion. The promissory note to AIG Parent was paid in full during 2022.
On December 15, 2021, Corebridge and Blackstone Real Estate Income Trust (“BREIT”), a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of Corebridge’s interests in a U.S. affordable housing portfolio for $4.9 billion, in an all cash transaction, subject to certain adjustments, resulting in a pre-tax gain of $3.0 billion.
Sale of Certain Assets of Our Retail Mutual Funds Business
On February 8, 2021, we announced the execution of a definitive agreement with Touchstone Investments, Inc. (“Touchstone”), an indirect wholly owned subsidiary of Western & Southern Financial Group, to sell certain assets of our retail mutual funds business. This sale consisted of the reorganization of twelve of the retail mutual funds managed by our subsidiary SunAmerica Asset Management, LLC (“SAAMCo”) into certain Touchstone funds. The transaction closed on July 16, 2021, at which time we received initial proceeds and recognized a gain on the sale of $103 million. Concurrently, the twelve retail mutual funds managed by SAAMCo, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional consideration has been and may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. We continue to retain our fund management platform and capabilities dedicated to our variable annuity insurance products.
FORTITUDE HOLDINGS
Reinsurance agreements
AIG established Fortitude Reinsurance Company, Ltd. (‘‘Fortitude Re’’), a wholly owned subsidiary of Fortitude Group Holdings, LLC (‘‘Fortitude Holdings’’), in 2018 in a series of reinsurance transactions related to certain of AIG’s legacy operations. In February 2018, AGL, VALIC, and USL entered into modified coinsurance (‘‘modco’’) agreements with Fortitude Re, a registered Class 4 and Class E

Corebridge | 2022 Form 10-K 207

ITEM 8 | Notes to Consolidated Financial Statements | 1. Overview and Basis of Presentation
reinsurer in Bermuda. As these reinsurance transactions are structured as modco, Corebridge continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in Corebridge’s financial statements. Additionally, AIG Bermuda novated its assumption of certain long-duration contracts from an affiliated entity to Fortitude Re.
On July 1, 2020, AGL and USL amended the modco agreements. Under the terms of the amendment, certain business ceded to Fortitude Re was recaptured by the Company and certain additional business was ceded by the Company to Fortitude Re. We recorded an additional $91 million loss associated with this amendment.
As our accounting policy is to include reinsurance balances when performing loss recognition testing and as there will be no future profits recognized on this business, we do not expect any future loss recognition events related to business ceded to Fortitude Re, absent any decisions by the Company to recapture the business.
Sale of Fortitude Holdings by AIG
In November 2018, AIG sold a 19.9% ownership interest in Fortitude Holdings to TC Group Cayman Investments Holdings, L.P. (‘‘TCG’’), an affiliate of Carlyle. On June 2, 2020, AIG completed the sale of a majority of the interests in Fortitude Holdings to Carlyle FRL, L.P. (‘‘Carlyle FRL’’), an investment fund advised by an affiliate of The Carlyle Group Inc. (‘‘Carlyle’’), and T&D United Capital Co., Ltd. (‘‘T&D’’), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the ‘‘Majority Interest Fortitude Sale’’). As a result of completion of the Majority Interest Fortitude Sale, Carlyle FRL purchased from AIG a 51.6% ownership interest in Fortitude Holdings and T&D purchased from AIG a 25% ownership interest in Fortitude Holdings; AIG retained a 3.5% ownership interest in Fortitude Holdings and one seat on its Board of Managers. On October 1, 2021, AIG, Inc. contributed its remaining 3.5% ownership interest in Fortitude Group Holdings, LLC to Corebridge.
As of December 31, 2022, and 2021, respectively, approximately $27.8 billion and $28.5 billion of reserves related to business written by Corebridge, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions.
Following closing of the Majority Interest Fortitude Sale in the second quarter of 2020, AIG contributed $135 million of its proceeds from the Majority Interest Fortitude Sale to USL.
For further details on this transaction see Note 7.
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
•estimated gross profits (“EGPs”) to value deferred policy acquisition costs (“DAC”) and unearned revenue (“URR”) for investment-oriented products, such as universal life insurance, variable and fixed annuities and fixed index annuities;
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

Corebridge | 2022 Form 10-K 208

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies
The following identifies our significant accounting policies presented in other Notes to these Consolidated Financial Statements, with a reference to the Note where a detailed description can be found:
Note 5. Investments
•Fixed maturity and equity securities
•Other invested assets
•Short-term investments
•Net investment income
•Net realized gains (losses)
•Allowance for credit losses/Other-than-temporary impairments
Note 6. Lending Activities
•Mortgage and other loans receivable – net of allowance
Note 7. Reinsurance
•Reinsurance assets – net of allowance
Note 8. Deferred Policy Acquisition Costs
•Deferred policy acquisition costs
•Value of business acquired
•Deferred sales inducements
•Amortization of deferred policy acquisition costs
•Non-deferrable insurance commissions
Note 9. Variable Interest Entities
Note 10. Derivatives and Hedge Accounting
•Derivative assets and liabilities, at fair value
Note 11. Goodwill and Other Intangible Assets
Note 12. Insurance Liabilities
•Future policy benefits
•Policyholder contract deposits
•Other policyholder funds
•Variable annuities
•Fixed annuity and fixed index annuities
Note 13. Debt
•Short-term and Long-term debt
•Debt of consolidated investment entities
Note 14. Contingencies, Commitments and Guarantees
•Legal contingencies
Note 16. Earnings Per Common Share
Note 20. Income Taxes

Corebridge | 2022 Form 10-K 209

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
OTHER SIGNIFICANT ACCOUNTING POLICIES
Insurance revenues include premiums and policy fees. All premiums and policy fees are presented net of reinsurance, as applicable.
Premiums from long-duration life products, other than universal and variable life contracts, are recognized as revenues when due.
Premiums from individual and group annuity contracts that are life contingent are recognized as revenues when due.
For limited-payment contracts, premiums are due over a significantly shorter period than the period over which benefits are provided, and net premiums are recorded as revenue. The difference between the gross premium received and the net premium is deferred and recognized in premiums in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This unearned revenue liability is recorded in the Consolidated Balance Sheets in Other policyholder funds.
Premiums on short-duration accident and health policies are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums includes the portion of premiums written relating to the unexpired terms of coverage. This unearned revenue liability is recorded in the Consolidated Balance Sheets in Other Policyholder Funds.
Reinsurance premiums ceded under yearly renewable term (“YRT”) reinsurance agreements are recognized as a reduction in revenues over the period the reinsurance coverage is utilized in proportion to the risks to which the premiums relate, while premiums ceded under modco treaties are recognized when due.
Reinsurance premiums for assumed business are estimated based on information received from ceding companies and reinsurers. Any subsequent differences that arise regarding such estimates are recorded in the periods in which they are determined.
Amounts received as payment for investment-oriented contracts such as universal life, variable annuities, fixed annuities, and fixed index annuities, are reported as deposits to Policyholder contract deposits or Separate account liabilities, as applicable. Revenues from these contracts are recorded in Policy fees and consist of policy charges for the cost of insurance, policy administration charges, surrender charges and amortization of unearned revenue reserves. Policy fees are recognized as revenues in the period in which they are assessed against policyholders, unless the fees are designed to compensate Corebridge for services to be provided in the future. Fees deferred as unearned revenue are amortized in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts.
Advisory fee income includes fees from registered investment services.
Other income includes 12b-1 fees (i.e. marketing and distribution fee income), other asset management fee income, and commission-based broker dealer services.
Advisory fee expense includes primarily sub-advisory fee expenses.
Cash represents cash on hand and demand deposits.
Short-term investments include highly liquid securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase. Securities included within short-term investments are stated at estimated fair value, while other investments included within short-term investments are stated at amortized cost, which approximates estimated fair value.
Premiums and other receivables – net of allowance include premium balances receivable, amounts due from agents and brokers and policyholders, and other receivables.
Other assets consist of deferred sales inducement assets, prepaid expenses, deposits, other deferred charges, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, restricted cash and derivative assets.
Capitalized software costs represent costs directly related to obtaining, developing or upgrading internal use software, are capitalized and amortized using the straight-line method over a period generally not exceeding ten years.
Real estate includes the cost of buildings and furniture and fixtures which is depreciated principally using the straight-line basis over their estimated useful lives (maximum of 40 years for buildings, 10 years for furniture and fixtures and 5 years for office equipment). Expenditures for maintenance and repairs are charged to income as incurred and expenditures for improvements are capitalized and depreciated. We periodically assess the carrying amount of our real estate for purposes of determining any asset impairment.
Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise from any of our other businesses. The liabilities for these accounts are equal to the account assets. Separate accounts may also include deposits for funds held under stable value wrap funding agreements, although the majority of stable value wrap sales are measured based on the notional amount included in assets under management and do not include the receipt of funds.
For a more detailed discussion of separate accounts see Note 12.

Corebridge | 2022 Form 10-K 210

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase, securities sold but not yet purchased and derivative liabilities.
Securities sold but not yet purchased represent sales of securities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade-date basis and carried at fair value. Fair values of securities sold but not yet purchased are based on current market prices.
Foreign currency: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars. Functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income, net of any related taxes, in Shareholders’ Equity. Income statement accounts expressed in functional currencies are translated using average exchange rates during the period. Functional currencies are generally the currencies of the local operating environment. Financial statement accounts expressed in currencies other than the functional currency of a consolidated entity are remeasured into that entity’s functional currency resulting in exchange gains or losses recorded in income, except for remeasurement gains or losses attributable to available-for-sale securities which are included in Accumulated other comprehensive income (“AOCI”).
Non-redeemable noncontrolling interest is the portion of equity (net assets) and net income (loss) in a subsidiary not attributable, directly or indirectly, to Corebridge.
Redeemable noncontrolling interest represents noncontrolling interest holders in certain consolidated investment entities where the noncontrolling interest holder has the ability to redeem its interest in the consolidated investment entity at its option.
ACCOUNTING STANDARDS ADOPTED DURING 2022
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The standard allows us to account for certain contract modifications that result from the discontinuation of the London Interbank Offered Rate (“LIBOR”) or another reference rate as a continuation of the existing contract without additional analysis. This standard was set to expire on December 31, 2022, but was extended to December 31, 2024, after which application of the guidance will no longer be permitted. During this period, this standard may be elected and applied prospectively as reference reforms occur.
Where permitted by the guidance, we have accounted for contract modifications stemming from the discontinuation of LIBOR or another reference rate as a continuation of the existing contract. As part of our implementation efforts, we have and will continue to assess our operational readiness and current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes. The adoption of the standard has not had, and is not expected to have, a material impact on our reported consolidated financial condition, results of operations, cash flows and required disclosures.
FUTURE APPLICATION OF ACCOUNTING STANDARDS
Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity.
The Company adopted targeted improvements to the accounting for long-duration contracts (the “standard” or “LDTI”) on January 1, 2023, with a transition date of January 1, 2021 (as described in the additional detail below). The adoption of this standard will impact our financial condition, results of operations, statement of cash flows and disclosures, as well as systems, processes and controls.
The Company adopted the standard using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs associated therewith, while the Company adopted the standard in relation to market risk benefits (“MRBs”) on a retrospective basis. Based upon this transition method, as of the January 1, 2021 transition date (“Transition Date”) the impact from adoption is expected to result in a decrease of the Company’s after-tax equity between approximately $1.0 billion and $1.5 billion; consisting of a decrease in AOCI between approximately $1.8 billion and $2.3 billion, offset by an increase in Retained earnings between approximately $800 million and $1.3 billion. The net increase in Retained Earnings resulted from (1) the reclassification of the cumulative effect of non-performance adjustments related to our products in our Individual Retirement and Group Retirement segments that are currently measured at fair value (e.g., living benefit guarantees associated with variable annuities), partially offset by (2) a reduction from the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., death benefit guarantees associated with variable annuities). The net decrease in AOCI resulted from (1) the reclassification of the cumulative effect of non-performance adjustments discussed above and (2) changes to the discount rate which will most significantly impact our Life Insurance and Institutional Markets segments, partially offset by (3) the removal of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments.

Corebridge | 2022 Form 10-K 211

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
The Company estimates that the after-tax impact to equity from the adoption of LDTI as of September 30, 2022 is expected to result in an increase between approximately $800 million and $1.3 billion; consisting of an increase to Retained earnings between approximately $1.2 billion and $1.7 billion, and a decrease in AOCI between approximately $400 million and $900 million. This increase in the estimate since January 1, 2021 has been predominately driven by market movements.
Market risk benefits: The standard requires the measurement of all MRBs (e.g., living benefit and death benefit guarantees) associated with deposit (or account balance) contracts at fair value at each reporting period. Changes in fair value compared to prior periods will be recorded and presented separately within the income statement, except that instrument-specific credit risk changes (non-performance adjustments) will be recognized in other comprehensive income. MRBs will impact both retained earnings and AOCI upon transition. The transition adjustment for MRBs will primarily impact our Individual Retirement and Group Retirement segments.
Discount rate assumption: The standard requires the discount rate assumption for the liability for future policy benefits to be updated at the end of each reporting period using an upper-medium grade (low credit risk) fixed income instrument yield that maximizes the use of observable market inputs. Upon transition, the Company currently estimates an adjustment to AOCI due to the fact that the market upper-medium grade (low credit risk) interest rates as of the Transition Date differ from reserve interest accretion rates. Lower interest rates result in a higher liability for future policy benefits and are anticipated to more significantly impact our Life Insurance segment, in particular non-universal life contracts and Institutional Markets segments. The standard does not impact the discount rate assumption for universal life contracts.
Removal of balances related to changes in unrealized appreciation (depreciation) on investments: Currently, DAC and reserves for universal life insurance and investment-oriented products are adjusted at each balance sheet date to reflect the change in DAC, unearned revenue and benefit reserves with an offset to Other comprehensive income (loss) as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (changes related to unrealized appreciation (depreciation) of investments). Under the standard, the majority of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments will be eliminated.
In addition to the above, the standard also:
•Requires the review and, if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and separate presentation of any resulting re-measurement gain or loss (except for discount rate changes as noted above) in the income statement. The Company still anticipates completing its annual assumption update in the third quarter.
•Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test. Accordingly, we expect less variability in our DAC amortization as the DAC related to universal life insurance and investment-type products, for example variable, fixed and fixed index annuities will no longer be required to be amortized in relation to the incidence of estimated gross profits to be realized over the expected lives of the contract. As DAC will be amortized on a constant level basis, DAC amortization related to universal life insurance and investment-type products will be less impacted by the annual actuarial assumption update or changing economic conditions.
•Increases disclosures of disaggregated roll forwards of several balances, including: liabilities for future policy benefits, deferred acquisition costs, account balances, market risk benefits, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.
We expect that the accounting for Fortitude Re will continue to remain largely unchanged. With respect to Fortitude Re, the reinsurance assets, including the discount rates, will continue to be calculated using the same methodology and assumptions as the direct policies. Accounting for modco remains unchanged.
We have created a governance framework and a plan to support implementation of the updated standard. As part of our implementation plan, we have also advanced the modernization of our actuarial technology platform to enhance our modeling, data management, experience study and analytical capabilities, increase the end-to-end automation of key reporting and analytical processes and optimize our control framework. We have designed and implemented internal controls related to the new processes created as part of implementing the updated standard and are substantially complete with our testing of these internal controls.
Troubled Debt Restructuring and Vintage Disclosures
In March 2022, the FASB issued an accounting standard update that eliminates the accounting guidance for troubled debt restructurings for creditors and amends the guidance on ‘‘vintage disclosures’’ to require disclosure of current-period gross write-offs by year of origination. The standard also updates the requirements for accounting for credit losses by adding enhanced disclosures for creditors related to loan refinancings and restructurings for borrowers experiencing financial difficulty. Because the Company has already adopted the current expected credit loss (“CECL”) model, the amendments in this standard are effective for fiscal years

Corebridge | 2022 Form 10-K 212

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
beginning after December 15, 2022, including interim periods within those years. We do not expect the standard to have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.
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
•Group Retirement – consists of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and limited non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issues individual life, whole life and group life insurance in the United Kingdom, and distributes private medical insurance in Ireland.
•Institutional Markets – consists of stable value wrap (“SVW”) products, structured settlement and PRT annuities, guaranteed investment contracts (“GICs”) and Corporate Markets products that include corporate- and bank-owned life insurance, private placement variable universal life and private placement variable annuities products.
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

Corebridge | 2022 Form 10-K 213

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

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
Our investment-oriented contracts, such as universal life insurance, and fixed, fixed index and variable annuities, are also impacted by net realized gains (losses), and these secondary impacts are also excluded from APTOI. Specifically, the changes in benefit reserves and DAC, VOBA and DSI assets related to net realized gains (losses) are excluded from APTOI.
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

Corebridge | 2022 Form 10-K 214

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Year Ended December 31, 2022
Premiums	$230	$19	$1,871	$2,913	$82	$—	$5,115	$(22)	$5,093
Policy fees	836	451	1,491	194	—	—	2,972	—	2,972
Net investment income(a)	3,888	2,000	1,389	1,049	473	(41)	8,758	818	9,576
Net realized gains (losses)(a)(b)	—	—	—	—	170	—	170	7,843	8,013
Advisory fee and other income	451	305	121	2	121	—	1,000	25	1,025
Total adjusted revenues	5,405	2,775	4,872	4,158	846	(41)	18,015	8,664	26,679
Policyholder benefits	626	97	3,229	3,381	—	—	7,333	(1)	7,332
Interest credited to policyholder account balances	1,877	1,142	342	320	—	—	3,681	15	3,696
Amortization of deferred policy acquisition costs	761	96	265	6	—	—	1,128	303	1,431
Non-deferrable insurance commissions	351	123	131	29	2	—	636	—	636
Advisory fee expenses	141	124	1	—	—	—	266	—	266
General operating expenses	426	447	656	73	384	(2)	1,984	339	2,323
Interest expense	—	—	—	—	535	(51)	484	50	534
Net (gain) loss on divestitures	—	—	—	—	—	—	—	1	1
Total benefits and expenses	4,182	2,029	4,624	3,809	921	(53)	15,512	707	16,219
Noncontrolling interests	—	—	—	—	(320)	—	(320)
Adjusted pre-tax operating income (loss)	$1,223	$746	$248	$349	$(395)	$12	$2,183
Adjustments to:
Total revenue							8,664
Total expenses							707
Noncontrolling interests							320
Income before income tax (benefit)							$10,460		$10,460

Corebridge | 2022 Form 10-K 215

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Year Ended December 31, 2021
Premiums	$191	$22	$1,573	$3,774	$86	$—	$5,646	$(9)	$5,637
Policy fees	962	522	1,380	187	—	—	3,051	—	3,051
Net investment income(a)	4,334	2,413	1,621	1,155	443	(49)	9,917	1,755	11,672
Net realized gains (losses)(a)(b)	—	—	—	—	701	—	701	1,154	1,855
Advisory fee and other income	592	337	110	2	134	—	1,175	—	1,175
Total adjusted revenues	6,079	3,294	4,684	5,118	1,364	(49)	20,490	2,900	23,390
Policyholder benefits	580	76	3,231	4,141	—	—	8,028	22	8,050
Interest credited to policyholder account balances	1,791	1,150	354	274	—	—	3,569	(20)	3,549
Amortization of deferred policy acquisition costs	744	61	164	6	—	—	975	82	1,057
Non-deferrable insurance commissions	397	121	132	27	3	—	680	—	680
Advisory fee expenses	189	133	—	—	—	—	322	—	322
General operating expenses	437	445	682	77	375	—	2,016	88	2,104
Interest expense	46	35	25	9	286	(47)	354	35	389
Loss on extinguishment of debt	—	—	—	—	—	—	—	219	219
Net (gain) loss on divestitures	—	—	—	—	—	—	—	(3,081)	(3,081)
Net (gain) loss on Fortitude Re transactions	—	—	—	—	—	—	—	(26)	(26)
Total benefits and expenses	4,184	2,021	4,588	4,534	664	(47)	15,944	(2,681)	13,263
Noncontrolling interests	—	—	—	—	(861)	—	(861)
Adjusted pre-tax operating income (loss)	$1,895	$1,273	$96	$584	$(161)	$(2)	$3,685
Adjustments to:
Total revenue							2,900
Total expenses							(2,681)
Noncontrolling interests							861
Income before income tax (benefit)							$10,127		$10,127

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Year Ended December 31, 2020
Premiums	$151	$19	$1,526	$2,564	$74	$—	$4,334	$7	$4,341
Policy fees	861	443	1,384	186	—	—	2,874	—	2,874
Net investment income(a)	4,105	2,213	1,532	931	346	(43)	9,084	1,432	10,516
Net realized gains (losses)(a)(b)	—	—	—	—	54	—	54	(3,795)	(3,741)
Advisory fee and other income	571	272	94	1	122	—	1,060	12	1,072
Total adjusted revenues	5,688	2,947	4,536	3,682	596	(43)	17,406	(2,344)	15,062
Policyholder benefits	411	74	3,219	2,886	—	—	6,590	12	6,602
Interest credited to policyholder account balances	1,751	1,125	373	303	—	—	3,552	(24)	3,528
Amortization of deferred policy acquisition costs	556	15	25	5	—	—	601	(58)	543
Non-deferrable insurance commissions	334	117	119	31	3	—	604	—	604
Advisory fee expenses	205	111	—	—	—	—	316	—	316
General operating expenses	427	488	624	79	309	(7)	1,920	107	2,027
Interest expense	62	42	30	11	324	(34)	435	55	490
Loss on extinguishment of debt	—	—	—	—	—	—	—	10	10
Net (gain) loss on Fortitude Re transactions	—	—	—	—	—	—	—	91	91
Total benefits and expenses	3,746	1,972	4,390	3,315	636	(41)	14,018	193	14,211
Noncontrolling interests	—	—	—	—	(194)	—	(194)
Adjusted pre-tax operating income (loss)	$1,942	$975	$146	$367	$(234)	$(2)	$3,194
Adjustments to:
Total revenue							(2,344)
Total expenses							193
Noncontrolling interests							194
Income before income tax (benefit)							$851		$851
(a) Adjustments include Fortitude Re activity of and $6,841 million, $2,012 million and $(1,549) million for the years ended December 31, 2022 ,2021 and 2020, respectively.
(b) Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.

Corebridge | 2022 Form 10-K 216

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

Corebridge does not report total assets by segment, as we do not use this metric to allocate resources or evaluate segment performance.
The following table presents Corebridge’s consolidated total revenues and real estate and other fixed assets, net of accumulated depreciation, by major geographic area:

	Total Revenues*			Real Estate and Other Fixed Assets, Net of Accumulated Depreciation
(in millions)	2022	2021	2020	2022	2021	2020
North America	$26,142	$22,866	$14,642	$404	$286	$364
International	537	524	420	36	37	39
Consolidated	$26,679	$23,390	$15,062	$440	$323	$403
*    Revenues are generally reported according to the geographic location of the legal entity. International revenues consist of revenues from Laya and AIG Life (United Kingdom).

4. Fair Value Measurements
FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
We carry certain of our financial instruments at fair value. We define the fair value of a financial instrument as the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions.
The degree of judgment used in measuring the fair value of financial instruments generally inversely correlates with the level of observable valuation inputs. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments for which no quoted prices are available have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction, liquidity and general market conditions.
Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are measured and classified in accordance with a fair value hierarchy consisting of three “levels” based on the observability of valuation inputs:
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
The following is a description of the valuation methodologies used for instruments carried at fair value. These methodologies are applied to assets and liabilities across the levels discussed above, and it is the observability of the inputs used that determines the appropriate level in the fair value hierarchy for the respective asset or liability.
VALUATION METHODOLOGIES OF FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
Incorporation of Credit Risk in Fair Value Measurements
•Our Own Credit Risk. Fair value measurements for certain liabilities incorporate our own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to us at the balance sheet date by reference to observable AIG credit default swaps (“CDS”) or cash bond spreads. We calculate the effect of credit spread changes using discounted cash flow

Corebridge | 2022 Form 10-K 217

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

techniques that incorporate current market interest rates. A derivative counterparty’s net credit exposure to us is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with us, as well as collateral we post with the counterparty at the balance sheet date. We also incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with variable annuity and fixed index annuity and life contracts. The non-performance risk adjustment (“NPA”) reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows in the valuation of these embedded derivatives. The non-performance risk adjustment is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our insurance operations companies.
•Counterparty Credit Risk. Fair value measurements for freestanding derivatives incorporate counterparty credit by determining the explicit cost for us to protect against our net credit exposure to each counterparty at the balance sheet date by reference to observable counterparty CDS spreads, when available. When not available, other directly or indirectly observable credit spreads will be used to derive the best estimates of the counterparty spreads. Our net credit exposure to a counterparty is determined based on master netting agreements, which take into consideration all derivative positions with the counterparty, as well as collateral posted by the counterparty at the balance sheet date.
Fair values for fixed maturity securities based on observable market prices for identical or similar instruments implicitly incorporate counterparty credit risk. Fair values for fixed maturity securities based on internal models incorporate counterparty credit risk by using discount rates that take into consideration cash issuance spreads for similar instruments or other observable information.
For fair values measured based on internal models, the cost of credit protection is determined under a discounted present value approach considering the market levels for single name CDS spreads for each specific counterparty, the mid-market value of the net exposure (reflecting the amount of protection required) and the weighted average life of the net exposure. CDS spreads are provided to us by an independent third party. We utilize an interest rate based on the benchmark London Interbank Offered Rate (“LIBOR”) curve to derive our discount rates.
While this approach does not explicitly consider all potential future behavior of the derivative transactions or potential future changes in valuation inputs, we believe this approach provides a reasonable estimate of the fair value of the assets and liabilities, including consideration of the impact of non-performance risk.
Fixed Maturity Securities
Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure fixed maturity securities at fair value. Market price data is generally obtained from dealer markets.
We employ independent third-party valuation service providers to gather, analyze, and interpret market information to derive fair value estimates for individual investments, based upon market-accepted methodologies and assumptions. The methodologies used by these independent third-party valuation service providers are reviewed and understood by management, through periodic discussion with and information provided by the independent third-party valuation service providers. In addition, as discussed further below, control processes are applied to the fair values received from independent third-party valuation service providers to ensure the accuracy of these values.
Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of market-accepted valuation methodologies, which may utilize matrix pricing, financial models, accompanying model inputs and various assumptions, provide a single fair value measurement for individual securities. The inputs used by the valuation service providers include, but are not limited to, market prices from completed transactions for identical securities and transactions for comparable securities, benchmark yields, interest rate yield curves, credit spreads, prepayment rates, default rates, recovery assumptions, currency rates, quoted prices for similar securities and other market-observable information, as applicable. If fair value is determined using financial models, these models generally take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.
We have control processes designed to ensure that the fair values received from independent third-party valuation service providers are accurately recorded, that their data inputs and valuation techniques are appropriate and consistently applied and that the assumptions used appear reasonable and consistent with the objective of determining fair value. We assess the reasonableness of individual security values received from independent third-party valuation service providers through various analytical techniques and have procedures to escalate related questions internally and to the independent third-party valuation service providers for resolution. To assess the degree of pricing consensus among various valuation service providers for specific asset types, we conduct comparisons of prices received from available sources. We use these comparisons to establish a hierarchy for the fair values received from independent third-party valuation service providers to be used for particular security classes. We also validate prices for selected securities through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

Corebridge | 2022 Form 10-K 218

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

When our independent third-party valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a price quote, which is generally non-binding, or by employing market accepted valuation models internally or via our third party asset managers. Broker prices may be based on an income approach, which converts expected future cash flows to a single present value amount, with specific consideration of inputs relevant to particular security types. For structured securities, such inputs may include ratings, collateral types, geographic concentrations, underlying loan vintages, loan delinquencies and defaults, loss severity assumptions, prepayments, and weighted average coupons and maturities. When the volume or level of market activity for a security is limited, certain inputs used to determine fair value may not be observable in the market. Broker prices may also be based on a market approach that considers recent transactions involving identical or similar securities. Fair values provided by brokers are subject to similar control processes to those noted above for fair values from independent third-party valuation service providers, including management reviews. For those corporate debt instruments (for example, private placements) that are not traded in active markets or that are subject to transfer restrictions, valuations reflect illiquidity and non-transferability, based on available market evidence. When observable price quotations are not available, fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. Fair values determined internally or via our third party asset managers are also subject to management review to ensure that valuation models and related inputs are reasonable.
The methodology above is relevant for all fixed maturity securities including residential mortgage backed securities (“RMBS”), commercial mortgage backed securities (“CMBS”), collateralized loan obligations (“CLOs”), other asset-backed securities (“ABS”) and fixed maturity securities issued by government sponsored entities and corporate entities.
Equity Securities Traded in Active Markets
Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure equity securities at fair value. Market price data is generally obtained from exchange or dealer markets.
Mortgage and Other Loans Receivable
We estimate the fair value of mortgage and other loans receivable that are measured at fair value by using dealer quotations, discounted cash flow analyses and/or internal valuation models. The determination of fair value considers inputs such as interest rate, maturity, the borrower’s creditworthiness, collateral, subordination, guarantees, past-due status, yield curves, credit curves, prepayment rates, market pricing for comparable loans and other relevant factors.
Other Invested Assets
We initially estimate the fair value of investments in certain hedge funds, private equity funds and other investment partnerships by reference to the transaction price. Subsequently, we generally obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are generally audited annually. We consider observable market data and perform certain control procedures to validate the appropriateness of using the net asset value as a fair value measurement. The fair values of other investments carried at fair value, such as direct private equity holdings, are initially determined based on transaction price and are subsequently estimated based on available evidence such as market transactions in similar instruments, other financing transactions of the issuer and other available financial information for the issuer, with adjustments made to reflect illiquidity as appropriate.
Short-term Investments
For short-term investments that are measured at amortized cost, the carrying amounts of these assets approximate fair values because of the relatively short period of time between origination and expected realization, and their limited exposure to credit risk. Securities purchased under agreements to resell (reverse repurchase agreements) are generally treated as collateralized receivables. We report certain receivables arising from securities purchased under agreements to resell as Short-term investments in the Consolidated Balance Sheets. When these receivables are measured at fair value, we use market-observable interest rates to determine fair value.
Separate Account Assets
Separate account assets are composed primarily of registered and unregistered open-end mutual funds that generally trade daily and are measured at fair value in the manner discussed above for equity securities traded in active markets.
Freestanding Derivatives
Derivative assets and liabilities can be exchange-traded or traded over-the-counter (“OTC”). We generally value exchange-traded derivatives such as futures and options using quoted prices in active markets for identical derivatives at the balance sheet date. We use these OTC derivatives as part of fair value hedges.
OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. When models are used, the selection of a particular model to value an OTC derivative depends on the

Corebridge | 2022 Form 10-K 219

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

contractual terms of, and specific risks inherent in the instrument, as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be corroborated by observable market data by correlation or other means, and model selection does not involve significant management judgment.
For certain OTC derivatives that trade in less liquid markets, where we generally do not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, the transaction price may provide the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so the model value at inception equals the transaction price. We will update valuation inputs in these models only when corroborated by evidence such as similar market transactions, independent third-party valuation service providers and/or broker or dealer quotations, or other empirical market data. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.
Embedded Derivatives within Policyholder Contract Deposits
Certain variable annuity and fixed index annuity and life contracts contain embedded derivatives that we bifurcate from the host contracts and account for separately at fair value, with changes in fair value recognized in earnings. These embedded derivatives are recorded in Policyholder contract deposits. We have concluded these contracts contain either (i) a written option that guarantees a minimum accumulation value at maturity, (ii) a written option that guarantees annual withdrawals regardless of underlying market performance for a specific period or for life, or (iii) fixed index written options that meet the criteria of derivatives and must be bifurcated.
The fair value of embedded derivatives contained in certain variable annuity and fixed index annuity and life contracts is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. These discounted cash flow projections primarily include benefits and related fees assessed, when applicable. In some instances, the projected cash flows from fees may exceed projected cash flows related to benefit payments and therefore, at a point in time, the carrying value of the embedded derivative may be in a net asset position. The projected cash flows incorporate best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows and policyholder behavior. Estimates of future policyholder behavior assumptions are subjective and based primarily on our historical experience.
Because of the dynamic and complex nature of the projected cash flows with respect to embedded derivatives in our variable annuity and certain fixed annuity contracts, risk neutral valuations are used, which are calibrated to observable interest rate and equity option prices. Estimating the underlying cash flows for these products involves judgments regarding the capital market assumptions related to expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance and discount rates. Additionally, estimating the underlying cash flows for these products also involves judgments regarding policyholder behavior. The portion of fees attributable to the fair value of expected benefit payments are included within the fair value measurement of these embedded derivatives, and related fees are classified in net realized gain/loss as earned, consistent with other changes in the fair value of these embedded policy derivatives. Any portion of the fees not attributed to the embedded derivatives are excluded from the fair value measurement and classified in policy fees as earned.
With respect to embedded derivatives in our fixed index annuity and life contracts, option pricing models are used to estimate fair value, taking into account the capital market assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and our ability to adjust the participation rate and the cap on fixed index credited rates in light of market conditions and policyholder behavior assumptions.
Projected cash flows are discounted using the interest rate swap curve (“swap curve”), which is commonly viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, LIBOR) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with variable annuity and fixed index annuity and life contracts. The non-performance risk adjustment (“NPA”) reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows in the valuation of these embedded derivatives. The non-performance risk adjustment is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our insurance operations companies.
Policyholder Contract Deposits at Fair Value Option
We have elected fair value option on certain GICs recorded using discounted cash flow calculations based on interest rates currently being offered for similar contracts and our current market observable implicit credit spread rates with maturities consistent with those remaining for the contracts being valued. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed, vary by maturity and range up to 5.04%.

Corebridge | 2022 Form 10-K 220

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Fortitude Re funds withheld payable
The reinsurance transactions between AIG and Fortitude Re were structured as modco arrangements. Corebridge has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative. Changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements. The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy.
Debt of Consolidated Investment Entities
The fair value of debt of consolidated investment entities was determined using independent third-party valuation service providers that gather, analyze, and interpret market information to derive fair value estimates for individual securities, based upon market-accepted methodologies and assumptions. Previously, there were six consolidated investment entities which securitized portfolios of certain debt securities previously owned by Corebridge and its affiliates. These were valued using a discounted cash flow model. The discount rate considered current market spreads for U.S. Collateralized Loan Obligations, as well as instrument specific considerations including duration, credit risk, and liquidity.
ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$—	$1,198	$—	$—	$—	$1,198
Obligations of states, municipalities and political subdivisions	—	5,121	805	—	—	5,926
Non-U.S. governments	—	4,392	—	—	—	4,392
Corporate debt	—	102,724	1,968	—	—	104,692
RMBS(b)	—	6,274	5,670	—	—	11,944
CMBS	—	9,350	718	—	—	10,068
CLO(c)	—	6,516	1,670	—	—	8,186
ABS	—	792	9,595	—	—	10,387
Total bonds available for sale	—	136,367	20,426	—	—	156,793
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	37	—	—	—	37
Non-U.S. governments	—	22	—	—	—	22
Corporate debt	—	1,805	417	—	—	2,222
RMBS(d)	—	58	107	—	—	165
CMBS	—	204	28	—	—	232
CLO	—	268	11	—	—	279
ABS	—	71	741	—	—	812
Total other bond securities	—	2,465	1,304	—	—	3,769

Corebridge | 2022 Form 10-K 221

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

December 31, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Equity securities	141	3	26	—	—	170
Other invested assets(e)	—	—	1,832	—	—	1,832
Derivative assets:
Interest rate contracts	1	1,269	303	—	—	1,573
Foreign exchange contracts	—	1,247	—	—	—	1,247
Equity contracts	11	124	282	—	—	417
Credit contracts	—	—	—	—	—	—
Other contracts	—	1	14	—	—	15
Counterparty netting and cash collateral	—	—	—	(2,547)	(406)	(2,953)
Total derivative assets	12	2,641	599	(2,547)	(406)	299
Short-term investments	1	1,356	—	—	—	1,357
Separate account assets	81,655	3,198	—	—	—	84,853
Total	$81,809	$146,030	$24,187	$(2,547)	$(406)	$249,073
Liabilities:
Policyholder contract deposits(f)	$—	$97	$7,119	$—	$—	$7,216
Derivative liabilities:
Interest rate contracts	—	2,676	—	—	—	2,676
Foreign exchange contracts	—	632	—	—	—	632
Equity contracts	2	10	15	—	—	27
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	—	—	—	—
Counterparty netting and cash collateral	—	—	—	(2,547)	(691)	(3,238)
Total derivative liabilities	2	3,318	15	(2,547)	(691)	97
Fortitude Re funds withheld payable(g)	—	—	1,262	—	—	1,262
Debt of consolidated investment entities	—	—	6	—	—	6
Total	$2	$3,415	$8,402	$(2,547)	$(691)	$8,581

Corebridge | 2022 Form 10-K 222

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

December 31, 2021	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$—	$1,712	$—	$—	$—	$1,712
Obligations of states, municipalities and political subdivisions	—	7,281	1,395	—	—	8,676
Non-U.S. governments	7	6,390	—	—	—	6,397
Corporate debt	—	138,156	1,907	—	—	140,063
RMBS(b)	—	7,363	7,595	—	—	14,958
CMBS	—	10,228	1,072	—	—	11,300
CLO(c)	—	4,364	3,038	—	—	7,402
ABS	—	660	7,400	—	—	8,060
Total bonds available for sale	7	176,154	22,407	—	—	198,568
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	50	—	—	—	50
Non-U.S. governments	—	17	—	—	—	17
Corporate debt	—	866	134	—	—	1,000
RMBS(d)	—	93	106	—	—	199
CMBS	—	201	33	—	—	234
CLO	—	134	149	—	—	283
ABS	—	94	205	—	—	299
Total other bond securities	—	1,455	627	—	—	2,082
Equity securities	238	2	2	—	—	242
Other invested assets(e)	—	—	1,892	—	—	1,892
Derivative assets:
Interest rate contracts	—	1,911	—	—	—	1,911
Foreign exchange contracts	—	672	—	—	—	672
Equity contracts	7	4,184	479	—	—	4,670
Credit contracts	—	—	1	—	—	1
Other contracts	—	1	12	—	—	13
Counterparty netting and cash collateral	—	—	—	(5,785)	(798)	(6,583)
Total derivative assets	7	6,768	492	(5,785)	(798)	684
Short-term investments	1	1,454	—	—	—	1,455
Separate account assets	105,221	3,890	—	—	—	109,111
Total	$105,474	$189,723	$25,420	$(5,785)	$(798)	$314,034
Liabilities:
Policyholder contract deposits(f)	$—	$130	$9,694	$—	$—	$9,824
Derivative liabilities:
Interest rate contracts	1	1,575	—	—	—	1,576
Foreign exchange contracts	—	366	—	—	—	366
Equity contracts	1	4,048	22	—	—	4,071
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	—	—	—	—
Counterparty netting and cash collateral	—	—	—	(5,785)	(37)	(5,822)
Total derivative liabilities	2	5,989	22	(5,785)	(37)	191
Fortitude Re funds withheld payable(g)	—	—	7,974	—	—	7,974
Debt of consolidated investment entities	—	—	5	—	—	5
Total	$2	$6,119	$17,695	$(5,785)	$(37)	$17,994
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Includes investments in RMBS issued by related parties of $37 million and $2 million classified as Level 2 and Level 3, respectively, as of December 31, 2022. Additionally, includes investments in RMBS issued by related parties of $38 million and $9 million classified as Level 2 and Level 3, respectively, as of December 31, 2021.
(c)Includes investments in collateralized debt obligations (“CDOs”) issued by related parties of $0 and $862 million as of December 31, 2022 and December 31, 2021, respectively. The $862 million of CDOs are classified as Level 3.
(d)Includes less than $1 million of investments in RMBS issued by related parties classified as Level 2 as of December 31, 2022 and December 31, 2021.
(e)Excludes investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent), which totaled $6.0 billion and $5.2 billion as of December 31, 2022 and December 31, 2021, respectively.
(f)Excludes basis adjustments for fair value hedges.

Corebridge | 2022 Form 10-K 223

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements
(g)As discussed in Note 7, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by and continue to reside on Corebridge’s balance sheet. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by Corebridge, which are primarily available-for-sale securities.
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the years ended December 31, 2022 and 2021 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2022 and 2021:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other(a)	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
December 31, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,395	$1	$(525)	$(95)	$40	$(11)	$—	$805	$—	$(221)
Corporate debt	1,907	17	(192)	(159)	911	(516)	—	1,968	—	(174)
RMBS	7,595	322	(986)	(834)	7	(434)	—	5,670	—	(610)
CMBS	1,072	9	(140)	38	45	(306)	—	718	—	(115)
CLO	3,038	(31)	(163)	(105)	1,305	(1,673)	(701)	1,670	—	(76)
ABS	7,400	131	(1,417)	3,283	218	(20)	—	9,595	—	(1,369)
Total bonds available for sale	22,407	449	(3,423)	2,128	2,526	(2,960)	(701)	20,426	—	(2,565)
Other bond securities:
Corporate debt	134	(5)	—	158	335	(205)	—	417	(2)	—
RMBS	106	(23)	—	24	—	—	—	107	(22)	—
CMBS	33	(5)	—	—	—	—	—	28	(4)	—
CLO	149	1	—	(131)	70	(78)	—	11	(5)	—
ABS	205	(117)	—	653	—	—	—	741	(132)	—
Total other bond securities	627	(149)	—	704	405	(283)	—	1,304	(165)	—
Equity securities	2	(1)	—	23	2	—	—	26	(1)	—
Other invested assets	1,892	313	(22)	(195)	24	(180)	—	1,832	329	—
Total	$24,928	$612	$(3,445)	$2,660	$2,957	$(3,423)	$(701)	$23,588	$163	$(2,565)

Corebridge | 2022 Form 10-K 224

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other(a)	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,694	$(3,602)	$—	$1,027	$—	$—	$—	$7,119	$3,857	$—
Derivative liabilities, net:
Interest rate contracts	—	1	—	(304)	—	—	—	(303)	(1)	—
Foreign exchange contracts	—	(1)	—	1	—	—	—	—	—	—
Equity contracts	(457)	494	—	(304)	—	—	—	(267)	(249)	—
Credit contracts	(1)	1	—	—	—	—	—	—	—	—
Other contracts	(12)	(63)	—	61	—	—	—	(14)	63	—
Total derivative liabilities, net(b)	(470)	432	—	(546)	—	—	—	(584)	(187)	—
Fortitude Re funds withheld payable	7,974	(6,348)	—	(364)	—	—	—	1,262	6,689	—
Debt of consolidated investment entities	5	—	—	1	—	—	—	6	(1)	—
Total	$17,203	$(9,518)	$—	$118	$—	$—	$—	$7,803	$10,358	$—

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
December 31, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$2,057	$7	$(5)	$(342)	$—	$(260)	$(62)	$1,395	$—	$36
Corporate debt	1,709	(10)	(25)	109	373	(249)	—	1,907	—	31
RMBS	8,104	415	(104)	(782)	8	(46)	—	7,595	—	787
CMBS	886	25	(45)	253	53	(100)	—	1,072	—	21
CLO	3,362	(5)	(173)	48	655	(849)	—	3,038	—	(164)
ABS	5,526	29	(97)	1,942	—	—	—	7,400	—	80
Total bonds available for sale	21,644	461	(449)	1,228	1,089	(1,504)	(62)	22,407	—	791
Other bond securities:
Corporate debt	—	(1)	—	135	—	—	—	134	(1)	—
RMBS	96	2	—	8	—	—	—	106	—	—
CMBS	45	—	—	(17)	5	—	—	33	(2)	—
CLO	193	(4)	—	(40)	—	—	—	149	15	—
ABS	—	—	—	205	—	—	—	205	(1)	—
Total other bond securities	334	(3)	—	291	5	—	—	627	11	—
Equity securities	42	11	—	(120)	70	(1)	—	2	—	—
Other invested assets	1,771	641	(15)	(569)	64	—	—	1,892	612	—
Total	$23,791	$1,110	$(464)	$830	$1,228	$(1,505)	$(62)	$24,928	$623	$791

Corebridge | 2022 Form 10-K 225

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$10,038	$(769)	$—	$479	$—	$(54)	$—	$9,694	$1,860	$—
Derivative liabilities, net:
Interest rate contracts	—	—	—	—	—	—	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(146)	(22)	—	(271)	(71)	53	—	(457)	19	—
Credit contracts	(2)	11	—	(10)	—	—	—	(1)	(2)	—
Other contracts	(7)	(62)	—	57	—	—	—	(12)	63	—
Total derivative liabilities, net(b)	(155)	(73)	—	(224)	(71)	53	—	(470)	80	—
Fortitude Re funds withheld payable	7,749	687	—	(462)	—	—	—	7,974	1,766	—
Debt of consolidated investment entities	951	179	—	(1,125)	—	—	—	5	4	—
Total	$18,583	$24	$—	$(1,332)	$(71)	$(1)	$—	$17,203	$3,710	$—
(a)On September 9, 2022, certain of our insurance companies purchased from AIG senior debt issued by, as well as 100% of the ownership interests in, special purpose entities that held CDOs. As a result of these transactions, we own all of the interests related to these investments and consolidate them in our financial statements.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above     are reported in the Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income	Net Realized and Unrealized Gains (Losses)	Interest Expense	Total
December 31, 2022
Assets:
Bonds available for sale	$—	$516	$(67)	$—	$449
Other bond securities	—	(149)	—	—	(149)
Equity securities	—	(1)	—	—	(1)
Other invested assets	—	321	(8)	—	313
December 31, 2021
Assets:
Bonds available for sale	$—	$472	$(11)	$—	$461
Other bond securities	—	(3)	—	—	(3)
Equity securities	—	11	—	—	11
Other invested assets	—	630	11	—	641

December 31, 2022
Liabilities:
Policyholder contract deposits	$—	$—	$3,602	$—	$3,602
Derivative liabilities, net	61	—	(493)	—	(432)
Fortitude Re funds withheld payable	—	—	6,348	—	6,348
Debt of consolidated investment entities	—	—	—	—	—
December 31, 2021
Liabilities:
Policyholder contract deposits	$—	$—	$769	$—	$769
Derivative liabilities, net	59	—	14	—	73
Fortitude Re funds withheld payable	—	—	(687)	—	(687)
Debt of consolidated investment entities*	—	—	—	179	179
     * For the year ended December 31, 2021, includes $145 million of loss on extinguishment of debt, and $34 million of interest expense.

Corebridge | 2022 Form 10-K 226

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements
The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for years ended December 31, 2022 and 2021 related to Level 3 assets and liabilities in the Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements*	Purchases, Sales, Issuances and Settlements, Net*
December 31, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$(60)	$(35)	$(95)
Corporate debt	85	(39)	(205)	(159)
RMBS	377	—	(1,211)	(834)
CMBS	118	(9)	(71)	38
CLO	514	(27)	(592)	(105)
ABS	3,110	—	173	3,283
Total bonds available for sale	4,204	(135)	(1,941)	2,128
Other bond securities:
Corporate debt	29	(3)	132	158
RMBS	38	—	(14)	24
CMBS	—	—	—	—
CLO	16	(123)	(24)	(131)
ABS	675	—	(22)	653
Total other bond securities	758	(126)	72	704
Equity securities	22	—	1	23
Other invested assets	652	—	(847)	(195)
Total assets	$5,636	$(261)	$(2,715)	$2,660
Liabilities:
Policyholder contract deposits	$—	$1,107	$(80)	$1,027
Derivative liabilities, net	(421)	—	(125)	(546)
Fortitude Re funds withheld payable	—	—	(364)	(364)
Debt of consolidated investment entities	—	—	1	1
Total liabilities	$(421)	$1,107	$(568)	$118

Corebridge | 2022 Form 10-K 227

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements*	Purchases, Sales, Issuances and Settlements, Net*
December 31, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$36	$(212)	$(166)	$(342)
Corporate debt	424	(36)	(279)	109
RMBS	637	(1)	(1,418)	(782)
CMBS	334	(15)	(66)	253
CLO	923	—	(875)	48
ABS	3,202	(21)	(1,239)	1,942
Total bonds available for sale	5,556	(285)	(4,043)	1,228
Other bond securities:
Corporate debt	86	—	49	135
RMBS	28	—	(20)	8
CMBS	—	(17)	—	(17)
CLO	7	—	(47)	(40)
ABS	207	—	(2)	205
Total other bond securities	328	(17)	(20)	291
Equity securities	2	—	(122)	(120)
Other invested assets	578	—	(1,147)	(569)
Total assets	$6,464	$(302)	$(5,332)	$830
Liabilities:
Policyholder contract deposits	$—	$812	$(333)	$479
Derivative liabilities, net	(272)	—	48	(224)
Fortitude Re funds withheld payable	—	—	(462)	(462)
Debt of consolidated investment entities	—	—	(1,125)	(1,125)
Total liabilities	$(272)	$812	$(1,872)	$(1,332)
* There were no issuances during the years ended December 31, 2022 and 2021.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2022 and 2021 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The net realized and unrealized gains (losses) included in net income (loss) or Other comprehensive income (loss) as shown in the table above excludes $(92) million and $17 million of net gains (losses) related to assets transferred into Level 3 during 2022 and 2021, respectively, and includes $(142) million and $(19) million of net gains (losses) related to assets transferred out of Level 3 during 2022 and 2021, respectively.
Transfers of Level 3 Assets
During the years ended December 31, 2022 and 2021, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, CMBS, CLO and ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the years ended December 31, 2022 and 2021, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO, ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Corebridge | 2022 Form 10-K 228

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the year ended December 31, 2022. During the year ended December 31, 2021, transfers of Level 3 liabilities primarily included certain equity derivatives.
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

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$780	Discounted cash flow	Yield	5.33%-5.92% (5.63%)
Corporate debt	1,988	Discounted cash flow	Yield	4.90% - 9.54% (7.22%)
RMBS(c)	3,725	Discounted cash flow	Constant prepayment rate	4.84% - 10.35% (7.60%)
			Loss severity	45.01% - 77.28% (61.14%)
			Constant default rate	0.79% - 2.67% (1.73%)
			Yield	5.95% - 7.72% (6.84%)
CLO(c)	1,547	Discounted cash flow	Yield	7.13% - 7.59% (7.36%)
ABS(c)	6,591	Discounted cash flow	Yield	6.01% - 7.96% (6.98%)
CMBS	663	Discounted cash flow	Yield	4.72% - 10.21% (7.46%)

Liabilities(d):
Embedded derivatives within Policyholder contract deposits:
Variable annuity guaranteed minimum withdrawal benefits (GMWB)	677	Discounted cash flow	Equity volatility	6.45%- 50.75%
			Base lapse rate	0.16%- 12.60%
			Dynamic lapse multiplier(e)	20.00%- 186.00%
			Mortality multiplier(e)(f)	38.00%- 147.00%
			Utilization	90.00%- 100.00%
			Equity/interest-rate correlation	10.00%- 30.00%
			NPA(g)	0.00% - 2.03%
Fixed index annuities including certain GMWBs	5,718	Discounted cash flow	Lapse rate	0.50% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 95.00%
			Option budget	0.00% - 5.00%
			Equity volatility	6.45%- 50.75%
			NPA(g)	0.00% - 2.03%
Index Life	710	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	5.75%- 23.63%
			NPA(g)	0.00% - 2.03%

Corebridge | 2022 Form 10-K 229

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2021	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$1,364	Discounted cash flow	Yield	2.92% - 3.27% (3.10%)
Corporate debt	1,789	Discounted cash flow	Yield	1.75% - 7.05% (4.40%)
RMBS(c)	7,141	Discounted cash flow	Constant prepayment	5.18% - 18.41% (11.79%)
			Loss severity	24.87% - 72.64% (48.75%)
			Constant default rate	1.01% - 5.74% (3.37%)
			Yield	1.72% - 4.08% (2.90%)
CLO(c)	3,174	Discounted cash flow	Yield	2.94% - 4.93% (3.94%)
ABS(c)	5,077	Discounted cash flow	Yield	1.89% - 3.36% (2.63%)
CMBS	887	Discounted cash flow	Yield	1.54% - 4.49% (3.02%)
Liabilities(d):
Embedded derivatives within Policyholder contract deposits:
Variable annuity GMWB	2,472	Discounted cash flow	Equity volatility	5.95% - 46.65%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier(e)	20.00% - 186.00%
			Mortality multiplier(e)(f)	38.00% - 147.00%
			Utilization	90.00% – 100.00%
			Equity/interest-rate correlation	20.00% - 40.00%
			NPA(g)	0.01% - 1.40%
Fixed index annuities including certain GMWBs	6,445	Discounted cash flow	Lapse rate	0.50% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 95.00%
			Option budget	0.00% - 4.00%
			Equity volatility	5.95% - 46.65%
			NPA(g)	0.01% - 1.40%
Index Life	765	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	7.65% - 20.70%
			NPA(g)	0.01% - 1.40%
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

Corebridge | 2022 Form 10-K 230

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements
(h)The partial withdrawal utilization unobservable input range shown applies only to policies with GMWB riders that are accounted for as an embedded derivative. The total embedded derivative liability at December 31, 2022 is approximately $1.0 billion. The remaining GMWB riders on the fixed index annuities are valued under the accounting guidance for certain nontraditional long-duration contracts.
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

Corebridge | 2022 Form 10-K 231

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements
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

		December 31, 2022		December 31, 2021
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,014	$1,719	$1,762	$1,229
Real estate	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	1,082	549	490	365
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	212	118	194	135
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	510	40	637	37
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	443	78	306	268
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	902	284	921	324
Total private equity funds		5,163	2,788	4,310	2,358

Corebridge | 2022 Form 10-K 232

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

		December 31, 2022		December 31, 2021
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	5	—	18	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	335	—	404	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	366	—	370	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	178	—	110	—
Total hedge funds		884	—	902	—
Total		$6,047	$2,788	$5,212	$2,358
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

Corebridge | 2022 Form 10-K 233

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

FAIR VALUE OPTION
Under the fair value option, we may elect to measure at fair value financial assets and financial liabilities that are not otherwise required to be carried at fair value. This includes fixed income securities subject to modco agreements with Fortitude Re for which we have elected the fair value option. Subsequent changes in fair value for designated items are reported in earnings. We elect the fair value option for certain hybrid securities given the complexity of bifurcating the economic components associated with the embedded derivatives.
For additional information related to embedded derivatives refer to Note 12.
Additionally, we elect the fair value option for certain alternative investments when such investments are eligible for this election. We believe this measurement basis is consistent with the applicable accounting guidance used by the respective investment company funds themselves.
For additional information on securities and other invested assets for which we have elected the fair value option refer to Note 5.
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2022	2021	2020
Assets:
Other bond securities(a)	$(408)	$26	$72
Alternative investments(b)	191	1,083	290
Total assets	(217)	1,109	362
Liabilities:
Policyholder contract deposits(c)	20	7	(9)
Debt of consolidated investment entities(d)	—	(179)	(102)
Total liabilities	20	(172)	(111)
Total gain (loss)	$(197)	$937	$251
(a)Includes certain securities supporting the funds withheld arrangements with Fortitude Re. For additional information regarding the gains and losses for Other bond securities, see Note 5. For additional information regarding the funds withheld arrangements with Fortitude Re, see Note 7.
(b)Includes certain hedge funds, private equity funds and other investment partnerships.
(c)Represents GICs.
(d)Primarily related to six transactions securitizing certain debt portfolios previously owned by Corebridge and its affiliates and were terminated during 2021. For additional information, see Note 9.
Interest income and dividend income on assets measured under the fair value option are recognized and included in Net investment income in the Consolidated Statements of Income. Interest expense on liabilities measured under the fair value option is reported in Interest Expense in the Consolidated Statements of Income.
For additional information about our policies for recognition, measurement, and disclosure of interest and dividend income see Note 5.
We are required to record unrealized gains and losses attributable to the observable effect of changes in credit spreads on our liabilities for which the fair value option was elected in Other comprehensive income (loss). We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of non-performance such as cash collateral posted.
We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of non-performance such as cash collateral posted.
We have elected the fair value option on certain debt securities issued by Corebridge or its affiliates. As of December 31, 2022, and December 31, 2021, the fair value was $6 million and $5 million, respectively. This relates to interest only notes issued by residential mortgage loan securitization structures for which the principal of the notes is a reference amount only and its repayment is not expected. The aforementioned principal reference amounts are $655 million and $779 million as of December 31, 2022 and December 31, 2021, respectively.

Corebridge | 2022 Form 10-K 234

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
We measure the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, commercial mortgage loans and commercial loans, investments in real estate and other fixed assets, goodwill and other intangible assets.
For additional information about how we test various asset classes for impairment see Notes 5 and 6.
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2022	2021	2020
December 31, 2022
Other investments	$—	$—	$12	$12	$25	$6	$77
Other assets	—	—	—	—	—	1	5
Total	$—	$—	$12	$12	$25	$7	$82
December 31, 2021
Other investments	$—	$—	$89	$89
Mortgage and other loans receivable*	—	—	15	15
Other assets	—	14	—	14
Total	$—	$14	$104	$118
* Mortgage and other loans receivable are carried at lower of cost or fair value.
In addition to the assets presented in the table above, at December 31, 2022, Corebridge had $163 million of loans held for sale which are carried at fair value, determined on an individual loan basis. There is no associated impairment charge.
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

Corebridge | 2022 Form 10-K 235

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements
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
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
December 31, 2022
Assets:
Mortgage and other loans receivable	$—	$31	$40,936	$40,967	$44,403
Other invested assets	—	222	—	222	222
Short-term investments	—	3,043	—	3,043	3,043
Cash	552	—	—	552	552
Other assets	4	8	—	12	12
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	119	131,844	131,963	138,243
Fortitude Re funds withheld payable	—	—	25,289	25,289	25,289
Other liabilities	—	3,056	—	3,056	3,056
Short-term debt		1,500	—	1,500	1,500
Long-term debt	—	7,172	—	7,172	7,868
Debt of consolidated investment entities	—	3,055	2,488	5,543	5,952
Separate account liabilities - investment contracts	—	80,649	—	80,649	80,649
December 31, 2021
Assets:
Mortgage and other loans receivable	$—	$52	$41,077	$41,129	$39,373
Other invested assets	—	193	—	193	193
Short-term investments	—	4,016	—	4,016	4,016
Cash	537	—	—	537	537
Other assets	7	—	—	7	7
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	169	142,974	143,143	133,043
Fortitude Re funds withheld payable	—	—	27,170	27,170	27,170
Other liabilities	—	3,704	—	3,704	3,704
Short-term debt	—	—	8,317	8,317	8,317
Long-term debt	—	586	—	586	427
Debt of consolidated investment entities	—	3,077	3,810	6,887	6,931
Separate account liabilities - investment contracts	—	104,126	—	104,126	104,126

Corebridge | 2022 Form 10-K 236

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

5. Investments
FIXED MATURITY SECURITIES
Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or are measured at fair value at our election. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2022 or 2021.
Unrealized gains and losses from available for sale investments in fixed maturity securities carried at fair value were reported as a separate component of AOCI, net of policy related amounts and deferred income taxes, in Shareholders’ equity. Realized and unrealized gains and losses from fixed maturity securities measured at fair value at our election are reflected in Net investment income. Investments in fixed maturity securities are recorded on a trade-date basis.
Interest income is recognized using the effective yield method and reflects amortization of premium and accretion of discount. Premiums and discounts arising from the purchase of bonds classified as available for sale are treated as yield adjustments over their estimated holding periods, until maturity, or call date, if applicable. For investments in certain structured securities, recognized yields are updated based on current information regarding the timing and amount of expected undiscounted future cash flows. For high credit quality structured securities, effective yields are recalculated based on actual payments received and updated prepayment expectations, and the amortized cost is adjusted to the amount that would have existed had the new effective yield been applied since acquisition with a corresponding charge or credit to net investment income. For structured securities that are not high credit quality, the structured securities yields are based on expected cash flows which take into account both expected credit losses and prepayments.
An allowance for credit losses is not established upon initial recognition of the asset (unless the security is determined to be a purchased credit deteriorated (“PCD”) asset which is discussed in more detail below). Subsequently, differences between actual and expected cash flows and changes in expected cash flows are recognized as adjustments to the allowance for credit losses. Changes that cannot be reflected as adjustments to the allowance for credit losses are accounted for as prospective adjustments to yield.
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs(a)	Allowance for Credit Losses(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(a)
December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$1,405	$—	$17	$(224)	$1,198
Obligations of states, municipalities and political subdivisions	6,808	—	42	(924)	5,926
Non-U.S. governments	5,251	(5)	25	(879)	4,392
Corporate debt	124,068	(116)	729	(19,989)	104,692
Mortgage-backed, asset-backed and collateralized:
RMBS	12,267	(27)	574	(870)	11,944
CMBS	11,176	—	7	(1,115)	10,068
CLO	8,547	—	15	(376)	8,186
ABS	11,752	—	15	(1,380)	10,387
Total mortgage-backed, asset-backed and collateralized	43,742	(27)	611	(3,741)	40,585
Total bonds available for sale(c)	$181,274	$(148)	$1,424	$(25,757)	$156,793

Corebridge | 2022 Form 10-K 237

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

(in millions)	Amortized Cost or Costs(a)	Allowance for Credit Losses(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(a)

December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$1,406	$—	$306	$—	$1,712
Obligations of states, municipalities and political subdivisions	7,321	—	1,362	(7)	8,676
Non-U.S. governments	6,026	—	495	(124)	6,397
Corporate debt	128,417	(72)	12,674	(956)	140,063
Mortgage-backed, asset-backed and collateralized:
RMBS	13,236	(6)	1,762	(34)	14,958
CMBS	10,903	—	451	(54)	11,300
CLO	7,382	—	73	(53)	7,402
ABS	7,902	—	205	(47)	8,060
Total mortgage-backed, asset-backed and collateralized	39,423	(6)	2,491	(188)	41,720
Total bonds available for sale(c)	$182,593	$(78)	$17,328	$(1,275)	$198,568
(a)     The table above includes available-for-sale securities issued by related parties. This includes RMBS which had a fair value of $39 million and $47 million, and an amortized cost of $43 million and $44 million as of December 31, 2022 and December 31, 2021, respectively. Additionally, this includes CDOs which had a fair value of $862 million and an amortized cost of $823 million as of December 31, 2021. There were no available-for-sale CDO securities issued by related parties as of December 31, 2022.
(b)    Represents the allowance for credit losses that have been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in Other comprehensive income (loss).
(c)     At December 31, 2022 and December 31, 2021, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $16.7 billion and $20.4 billion, respectively.
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

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$761	$224	$—	$—	$761	$224
Obligations of states, municipalities and political subdivisions	5,076	924	—	—	5,076	924
Non-U.S. governments	3,932	868	—	—	3,932	868
Corporate debt	82,971	16,866	11,143	3,070	94,114	19,936
RMBS	6,227	653	903	171	7,130	824
CMBS	7,902	797	1,708	318	9,610	1,115
CLO	5,573	234	2,007	142	7,580	376
ABS	6,998	854	2,271	526	9,269	1,380
Total bonds available for sale	$119,440	$21,420	$18,032	$4,227	$137,472	$25,647

December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$—	$—	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	201	4	48	3	249	7
Non-U.S. governments	1,198	58	376	66	1,574	124
Corporate debt	19,916	513	6,922	387	26,838	900
RMBS	1,235	30	27	2	1,262	32
CMBS	2,498	36	79	18	2,577	54
CLO	3,829	48	21	5	3,850	53
ABS	2,540	43	140	4	2,680	47
Total bonds available for sale	$31,417	$732	$7,613	$485	$39,030	$1,217
At December 31, 2022, we held 16,516 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 1,923 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2021, we held 4,944 individual fixed maturity securities that were in an

Corebridge | 2022 Form 10-K 238

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

unrealized loss position (including 1,179 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2022 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
December 31, 2022
Due in one year or less	$2,334	$2,290
Due after one year through five years	22,500	21,650
Due after five years through ten years	28,376	25,452
Due after ten years	84,201	66,816
Mortgage-backed, asset-backed and collateralized	43,715	40,585
Total	$181,126	$156,793
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Years Ended December 31,
	2022		2021		2020
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$120	$(677)	$894	$(144)	$1,022	$(440)
For the years ended December 31, 2022, 2021, and 2020, the aggregate fair value of available for sale securities sold was $10.0 billion, $11.4 billion, and $12.0 billion respectively, which resulted in net realized gains (losses) of $(557) million, $750 million, and $582 million respectively. Included within the net realized gains (losses) are $(232) million, $647 million, and $660 million of realized gains (losses) for the years ended December 31, 2022, 2021, and 2020 respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in net realized gains (losses) on Fortitude Re funds withheld assets.

Corebridge | 2022 Form 10-K 239

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	December 31, 2022		December 31, 2021
(in millions)	Fair Value*	Percent of Total	Fair Value*	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$37	1%	$50	2%
Non-U.S. governments	22	1%	17	1%
Corporate debt	2,222	56%	1,000	43%
Mortgage-backed, asset-backed and collateralized:
RMBS	165	4%	199	9%
CMBS	232	6%	234	10%
CLO	279	7%	283	12%
ABS	812	21%	299	13%
Total mortgage-backed, asset-backed and collateralized	1,488	38%	1,015	44%
Total fixed maturity securities	3,769	96%	2,082	90%
Equity securities	170	4%	242	10%
Total	$3,939	100%	$2,324	100%
*The table above includes other securities measured at fair value issued by related parties, which are primarily Corebridge affiliates that are not consolidated. There were no equity securities with related parties as of December 31, 2022 or December 31, 2021.
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	December 31, 2022	December 31, 2021
Alternative investments(a) (b)	$8,014	$7,527
Investment real estate (c)	1,831	2,349
All other investments (d)	573	691
Total (e)	$10,418	$10,567
(a)At December 31, 2022, included hedge funds of $884 million and private equity funds of $7.1 billion. At December 31, 2021, included hedge funds of $1.0 billion and private equity funds of $6.5 billion.
(b)At December 31, 2022, approximately 77% of our hedge fund portfolio is available for redemption in 2023. The remaining 23% will be available for redemption between 2024 and 2028. At December 31, 2021, approximately 73% of our hedge fund portfolio is available for redemption in 2022. The remaining 27% will be available for redemption between 2023 and 2028.
(c)Represents values net of accumulated depreciation of $616 million and $493 million as of December 31, 2022 and December 31, 2021, respectively. The accumulated depreciation related to the investment real estate held by legacy assets owned by us was $124 million and $123 million as of December 31, 2022 and December 31, 2021, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Holdings, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Holdings totaled $156 million and $100 million at December 31, 2022 and December 31, 2021, respectively.
(e)Includes investments in related parties, which totaled $6 million and $11 million as of December 31, 2022 and December 31, 2021, respectively.
Other Invested Assets Carried at Fair Value
Certain hedge funds, private equity funds, and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income.
Other Invested Assets – Equity Method Investments
We account for hedge funds, private equity funds, certain affordable housing partnerships and other investment partnerships using the equity method of accounting unless our interest is so minor that we may have virtually no influence over partnership operating and financial policies, or we have elected the fair value option. Under the equity method of accounting, our carrying amount generally is our share of the net asset value of the funds or the partnerships, and changes in our share of the net asset values are recorded in Net investment income. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments. Hedge funds are reported as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag. The financial statements of these investees are generally audited annually.

Corebridge | 2022 Form 10-K 240

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

Summarized Financial Information of Equity Method Investees
The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2022	2021	2020
Operating results:
Total revenues	$6,316	$9,425	$2,375
Total expenses	(579)	(674)	(778)
Net income	$5,737	$8,751	$1,597
December 31,
(in millions)		2022	2021
Balance sheet:
Total assets		$39,181	$33,894
Total liabilities		$(3,551)	$(4,453)
The following table presents the carrying amount and ownership percentage of equity method investments at December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
(in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Equity method investments	$3,185	Various	$2,797	Various
Summarized financial information for these equity method investees may be presented on a lag, due to the unavailability of information for the investees at our respective balance sheet dates and is included for the periods in which we held an equity method ownership interest.
Other Investments
Also included in Other invested assets are real estate held for investment. These investments are reported at cost, less depreciation and are subject to impairment review, as discussed below.
NET INVESTMENT INCOME
Net investment income represents income primarily from the following sources:
•Interest income and related expenses, including amortization of premiums and accretion of discounts with changes in the timing and the amount of expected principal and interest cash flows reflected in yield, as applicable.
•Dividend income from common and preferred stocks.
•Realized and unrealized gains and losses from investments in other securities and investments for which we elected the fair value option.
•Earnings from alternative investments.
•Prepayment premiums.

Corebridge | 2022 Form 10-K 241

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

The following table presents the components of Net investment income:

	Years Ended December 31,
	2022			2021			2020
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total

Available-for-sale fixed maturity securities, including short-term investments	$6,725	$954	$7,679	$6,837	$1,296	$8,133	$6,841	$1,279	$8,120
Other bond securities	(30)	(378)	(408)	17	9	26	66	6	72
Equity securities	(82)	—	(82)	(290)	—	(290)	255	—	255
Interest on mortgage and other loans	1,703	176	1,879	1,479	184	1,663	1,489	166	1,655
Alternative investments*	675	170	845	1,851	318	2,169	584	12	596
Real estate	43	—	43	204	—	204	177	—	177
Other investments	100	—	100	115	—	115	13	—	13
Total investment income	9,134	922	10,056	10,213	1,807	12,020	9,425	1,463	10,888
Investment expenses	449	31	480	316	32	348	336	36	372
Net investment income	$8,685	$891	$9,576	$9,897	$1,775	$11,672	$9,089	$1,427	$10,516
* Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
NET REALIZED GAINS AND LOSSES
Net realized gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:
•Sales or full redemptions of available for sale fixed maturity securities, real estate and other alternative investments.
•Reductions to the amortized cost basis of available for sale fixed maturity securities that have been written down due to our intent to sell them or it being more likely than not that we will be required to sell them.
•Changes in the allowance for credit losses on bonds available for sale, mortgage and other loans receivable, and loans commitments.
•Changes in fair value of free standing and embedded derivatives, including changes in the non-performance adjustment, except for those instruments that are designated as hedging instruments when the change in the fair value of the hedged item is not reported in Net realized gains (losses).
•Foreign exchange gains and losses resulting from foreign currency transactions.
•Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.

Corebridge | 2022 Form 10-K 242

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

The following table presents the components of Net realized gains (losses):

	Years Ended December 31,
	2022			2021			2020
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(325)	$(232)	$(557)	$103	$647	$750	$(78)	$660	$582
Change in allowance for credit losses on fixed maturity securities	(115)	(31)	(146)	8	3	11	(186)	17	(169)
Change in allowance for credit losses on loans	(76)	(44)	(120)	133	8	141	(61)	3	(58)
Foreign exchange transactions, net of related hedges	695	61	756	305	20	325	89	(5)	84
Variable annuity embedded derivatives, net of related hedges	1,221	—	1,221	94	—	94	159	—	159
Fixed index annuity and indexed life embedded derivatives, net of related hedges	584	—	584	11	—	11	(766)	—	(766)
All other derivatives and hedge accounting	(43)	(181)	(224)	(6)	9	3	(94)	423	329
Sales of alternative investments and real estate investments	179	43	222	794	237	1,031	158	(96)	62
Other	(57)	(13)	(70)	176	—	176	14	—	14
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	2,063	(397)	1,666	1,618	924	2,542	(765)	1,002	237
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	6,347	6,347	—	(687)	(687)	—	(3,978)	(3,978)
Net realized gains (losses)	$2,063	$5,950	$8,013	$1,618	$237	$1,855	$(765)	$(2,976)	$(3,741)
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Years Ended December 31,
(in millions)	2022	2021
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(40,386)	$(7,457)
Other investments	(15)	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(40,401)	$(7,457)

Corebridge | 2022 Form 10-K 243

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

	Years Ended December 31,
	2022			2021
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$(82)	$353	$271	$(290)	$1,362	$1,072
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	(46)	(11)	(57)	(255)	30	(225)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(36)	$364	$328	$(35)	$1,332	$1,297
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES
Credit Impairments
The following table presents a roll forward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

	Years Ended December 31,
	2022			2021				2020
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total	Structured	Structured	Non-Structured	Total
Balance, beginning of year	$8	$70	$78	$14	$117	$131		$5	$—	$5
Additions:
Securities for which allowance for credit losses were not previously recorded	36	139	175	3	46	49		28	211	239
Purchases of available for sale debt securities accounted for as purchased credit deteriorated assets	—	—	—	—	—	—		25	—	25
Accretion of available for sale debt securities accounted for as purchased credit deteriorated assets	—	—	—	—	—	—		1	—	1
Reductions:
Securities sold during the period	(3)	(48)	(51)	(4)	(19)	(23)		(3)	(21)	(24)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	(14)	(15)	(29)	(5)	(55)	(60)		(42)	(4)	(46)
Write-offs charged against the allowance	—	(25)	(25)	—	(19)	(19)		—	(69)	(69)
Balance, end of year	$27	$121	$148	$8	$70	$78		$14	$117	$131
Other Invested Assets
Our equity method investments in private equity funds, hedge funds and other entities are evaluated for impairment each reporting period. Such evaluation considers market conditions, events and volatility that may impact the recoverability of the underlying investments within these private equity funds and hedge funds and is based on the nature of the underlying investments and specific inherent risks. Such risks may evolve based on the nature of the underlying investments.

Corebridge | 2022 Form 10-K 244

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

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
We did not purchase securities with more-than-insignificant credit deterioration since their origination during the years ended December 31, 2022 and 2021.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	December 31, 2022	December 31, 2021
Fixed maturity securities available for sale	$2,968	$3,582
At December 31, 2022 and December 31, 2021, amounts borrowed under repurchase and securities lending agreements totaled $3.1 billion and $3.7 billion, respectively.

Corebridge | 2022 Form 10-K 245

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
December 31, 2022
Bonds available for sale:
Non-U.S. governments	$—	$21	$—	$—	$—	$21
Corporate debt	—	2,370	577	—	—	2,947
Total	$—	$2,391	$577	$—	$—	$2,968
December 31, 2021
Bonds available for sale:
Non-U.S. governments	$48	$—	$—	$—	$—	$48
Corporate debt	128	61	22	—	—	211
Total	$176	$61	$22	$—	$—	$259
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
There were no securities lending agreements at December 31, 2022.
There were no reverse repurchase agreements at December 31, 2022 and December 31, 2021.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $3.5 billion and $3.9 billion at December 31, 2022 and December 31, 2021, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLBs”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $222 million and $193 million of stock in FHLBs at December 31, 2022 and December 31, 2021, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.8 billion and $1.8 billion, respectively, at December 31, 2022 and $3.7 billion and $1.4 billion, respectively, at December 31, 2021.
Certain GICs recorded in policyholder contract deposits with a carrying value of $56 million and $76 million at December 31, 2022 and December 31, 2021, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $63 million and $41 million at December 31, 2022 and December 31, 2021, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $144 million and $148 million at December 31, 2022 and December 31,

Corebridge | 2022 Form 10-K 246

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

2021, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to or policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modco with funds withheld.
For further discussion on the sale of Fortitude Holdings, see Note 7.

6. Lending Activities
Mortgage and other loans receivable include commercial mortgages, residential mortgages, policy loans on life and annuity contracts, commercial loans, and other loans and notes receivable. Commercial mortgages, residential mortgages, commercial loans, and other loans and notes receivable are carried at unpaid principal balances less allowance for credit losses and plus or minus adjustments for the accretion or amortization of discount or premium. Interest income on such loans is accrued as earned.
Direct costs of originating commercial mortgages, commercial loans, and other loans and notes receivable, net of nonrefundable points and fees, are deferred and included in the carrying amount of the related receivables. The amount deferred is amortized to income as an adjustment to earnings using the interest method. Premiums and discounts on purchased residential mortgages are also amortized to income as an adjustment to earnings using the interest method.
Policy loans on life and annuity contracts are carried at unpaid principal balances. There is no allowance for policy loans because these loans serve to reduce the death benefit paid when the death claim is made, and the balances are effectively collateralized by the cash surrender value of the policy or annuity.
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	December 31, 2022	December 31, 2021
Commercial mortgages(a)	$32,993	$30,528
Residential mortgages	5,856	4,672
Life insurance policy loans	1,750	1,832
Commercial loans, other loans and notes receivable(b)	4,567	2,852
Total mortgage and other loans receivable	45,166	39,884
Allowance for credit losses(c)	(600)	(496)
Mortgage and other loans receivable, net	$44,566	$39,388
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 20% and 11%, respectively, at December 31, 2022, and 22% and 10%, respectively, at December 31, 2021). The weighted average loan-to-value ratio for NY and CA was 59% and 53% at December 31, 2022, respectively, and 51% and 53% at December 31, 2021, respectively. The debt service coverage ratio for NY and CA was 2.0X and 2.1X at December 31, 2022, respectively, and 2.0X and 1.9X at December 31, 2021, respectively.
(b)Includes loans held for sale which are carried at lower cost or market, determined on an individual loan basis, and are collateralized primarily by apartments. As of December 31, 2022 and December 31, 2021, the net carrying value of these loans was $170 million and $15 million, respectively.
(c)Does not include allowance for credit losses of $60 million and $57 million at December 31, 2022 and December 31, 2021, respectively in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of December 31, 2022, $3 million and $623 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2021, $7 million and $118 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Consolidated Balance Sheets. As of December 31, 2022, accrued interest receivable was $15 million and $130 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2021, accrued interest receivable was $11 million and $109 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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

Corebridge | 2022 Form 10-K 247

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
>1.2X	$5,382	$2,043	$1,521	$4,832	$3,505	$9,948	$27,231
1.00 - 1.20X	859	734	388	343	470	1,088	3,882
<1.00X	37	—	23	52	707	1,061	1,880
Total commercial mortgages	$6,278	$2,777	$1,932	$5,227	$4,682	$12,097	$32,993
December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
>1.2X	$1,861	$1,520	$4,915	$3,300	$2,997	$9,005	$23,598
1.00 - 1.20X	463	810	598	1,030	88	1,684	4,673
<1.00X	—	27	71	826	—	1,333	2,257
Total commercial mortgages	$2,324	$2,357	$5,584	$5,156	$3,085	$12,022	$30,528
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
Less than 65%	$5,270	$2,061	$1,515	$3,752	$2,666	$9,205	$24,469
65% to 75%	973	435	391	1,425	1,356	1,184	5,764
76% to 80%	35	43	—	—	70	218	366
Greater than 80%	—	238	26	50	590	1,490	2,394
Total commercial mortgages	$6,278	$2,777	$1,932	$5,227	$4,682	$12,097	$32,993
December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
Less than 65%	$1,859	$1,935	$3,912	$4,072	$2,384	$8,264	$22,426
65% to 75%	304	396	1,672	1,084	340	2,814	6,610
76% to 80%	—	—	—	—	188	259	447
Greater than 80%	161	26	—	—	173	685	1,045
Total commercial mortgages	$2,324	$2,357	$5,584	$5,156	$3,085	$12,022	$30,528
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at December 31, 2022 and 1.9X at December 31, 2021. The debt service coverage ratios have been updated within the last three months. The debt service coverage ratios are updated when additional information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 59% at December 31, 2022, and 57% at December 31, 2021. The loan-to-value ratios have been updated within the last three to nine months.

Corebridge | 2022 Form 10-K 248

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)
December 31, 2022
Credit Quality Performance Indicator:
In good standing	599	$13,226	$8,470	$3,192	$5,417	$1,749	$290	$32,344	98%
Restructured(a)	9	—	329	94	—	59	—	482	1%
90 days or less delinquent	—	—	—	—	—	—	—	—	—%
>90 days delinquent or in process of foreclosure	3	—	167	—	—	—	—	167	1%
Total(b)	611	$13,226	$8,966	$3,286	$5,417	$1,808	$290	$32,993	100%
Allowance for credit losses		$89	$294	$54	$65	$23	$6	$531	2%
December 31, 2021
Credit Quality Performance Indicator:
In good standing	613	$12,394	$8,370	$4,026	$3,262	$1,726	$301	$30,079	99%
Restructured(a)	7	—	269	17	—	104	—	390	1%
90 days or less delinquent	—	—	—	—	—	—	—	—	—%
>90 days delinquent or in process of foreclosure	4	—	59	—	—	—	—	59	—%
Total(b)	624	$12,394	$8,698	$4,043	$3,262	$1,830	$301	$30,528	100%
Allowance for credit losses		$93	$193	$69	$39	$23	$6	$423	1%
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
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO*:
780 and greater	$294	$2,141	$652	$229	$76	$437	$3,829
720 - 779	536	711	167	75	32	134	1,655
660 - 719	163	79	28	16	9	47	342
600 - 659	2	4	2	1	2	13	24
Less than 600	—	—	—	1	—	5	6
Total residential mortgages	$995	$2,935	$849	$322	$119	$636	$5,856
December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO*:
780 and greater	$1,398	$678	$284	$100	$107	$325	$2,892
720 - 779	1,118	225	83	41	36	94	1,597
660 - 719	44	39	20	11	13	33	160
600 - 659	1	1	2	3	2	6	15
Less than 600	—	—	—	1	1	6	8
Total residential mortgages	$2,561	$943	$389	$156	$159	$464	$4,672
*Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and has been updated within the last three months.
METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
At the time of origination or purchase, an allowance for credit losses is established for mortgage and other loan receivables and is updated each reporting period. Changes in the allowance for credit losses are recorded in net realized gains (losses). This allowance reflects the risk of loss, even when that risk is remote, and reflects losses expected over the remaining contractual life of the loan. The

Corebridge | 2022 Form 10-K 249

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities
allowance for credit losses considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. We revert to historical information when we determine that we can no longer reliably forecast future economic assumptions.
The allowances for the commercial mortgage loans and residential mortgage loans are estimated utilizing a probability of default and loss given default model. Loss rate factors are determined based on historical data and adjusted for current and forecasted information. The loss rates are applied based on individual loan attributes and considering such data points as loan-to-value ratios, FICO scores, and debt service coverage.
The estimate of credit losses also reflects management’s assumptions on certain macroeconomic factors that include, but are not limited to, gross domestic product growth, employment, inflation, housing price index, interest rates and credit spreads.
Accrued interest is excluded from the measurement of the allowance for credit losses and accrued interest is reversed through interest income once a loan is placed on non-accrual.
When all or a portion of a loan is deemed uncollectible, the uncollectible portion of the carrying amount of the loan is charged off against the allowance.
We also have off-balance sheet commitments related to our commercial mortgage loans. The liability for expected credit losses related to these commercial mortgage loan commitments is reported in Other liabilities in the Consolidated Balance Sheets. When a commitment is funded, we record a loan receivable and reclassify the liability for expected credit losses related to the commitment into loan allowance for expected credit losses. Other changes in the liability for expected credit losses on loan commitments are recorded in Net realized gains (losses) in the Consolidated Statements of Income (Loss).
The following table presents a roll forward of the changes in the allowance for credit losses on Mortgage and other loans receivable:*

Years Ended December 31,	2022			2021			2020
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$423	$73	$496	$546	$111	$657	$266	$91	$357
Initial allowance upon CECL adoption	—	—	—	—	—	—	272	2	274
Loans charged off	(13)	—	(13)	(1)	—	(1)	(12)	(5)	(17)
Net charge-offs	(13)	—	(13)	(1)	—	(1)	(12)	(5)	(17)
Addition to (release of) allowance for loan losses	121	(4)	117	(122)	(19)	(141)	20	23	43
Divestitures	—	—	—	—	(19)	(19)	—	—	—
Allowance, end of year	$531	$69	$600	$423	$73	$496	$546	$111	$657
*    Does not include allowance for credit losses of $60 million, $57 million and $57 million, respectively, at December 31, 2022, 2021 and 2020 in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Consolidated Balance Sheets.
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
During the years ended December 31, 2022 and 2021, loans with a carrying value of $143 million and $280 million, respectively, were modified in TDRs.

Corebridge | 2022 Form 10-K 250

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance

7. Reinsurance
In the ordinary course of business, our insurance companies may use ceded reinsurance to limit potential losses, provide additional capacity for growth, minimize exposure to significant risks or to provide greater diversification of our businesses. We may also use assumed reinsurance to diversify our business. Our reinsurance is principally under yearly renewable term (“YRT”) treaties, along with a large modco treaty reinsuring the majority of our legacy business to a former affiliate, Fortitude Re. The premiums with respect to YRT treaties are earned over the exposure period in proportion to the protection provided, while ceded premiums related to modco treaties are recognized when due. Amounts recoverable from reinsurers related to coinsurance or modco contracts are estimated in a manner consistent with the assumptions used for the underlying policy benefits while amounts recoverable on YRT treaties are recognized when claims are incurred on the reinsured policies. Amounts recoverable from reinsurers are presented as a component of Reinsurance assets.
Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. We remain liable to the extent that our reinsurers do not meet their obligation under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for credit losses and disputes requires judgment for which key inputs typically include historical trends regarding uncollectible balances, disputes and credit events, and specific reviews of balances in dispute or subject to credit impairment. Changes in the allowance for credit losses and disputes on reinsurance assets are reflected in Policyholder benefits within the Consolidated Statements of Income (Loss).
The following table presents the impacts of reinsurance ceded and the corresponding gross liabilities on the Consolidated Balance Sheets:

December 31,
(in millions)	2022	2021
Assets
Reinsurance assets, net of allowance	$2,980	$2,932
Reinsurance assets - Fortitude Re, net of allowance	27,794	28,472
Total Assets	$30,774	$31,404
Liabilities
Future policy benefits for life and accident and health insurance contracts	$57,266	$57,751
Policyholder contract deposits	158,966	156,846
Other policyholder funds	3,331	2,849
Total Liabilities	$219,563	$217,446
The following table presents premiums earned, policy fees, and policyholder benefits for our long-duration life insurance and annuity operations:

Years Ended December 31,
(in millions)	2022	2021	2020
Premiums
Direct	$4,739	$4,604	$4,384
Assumed*	1,318	2,265	1,073
Ceded	(964)	(1,232)	(1,116)
Net	$5,093	$5,637	$4,341
Policy Fees
Direct	$3,048	$3,131	$2,957
Assumed	—	—	—
Ceded	(76)	(80)	(83)
Net	$2,972	$3,051	$2,874
Policyholder benefits
Direct	$9,388	$10,583	$9,092
Assumed	92	78	32
Ceded	(2,148)	(2,611)	(2,522)
Net	$7,332	$8,050	$6,602
*     Assumed premiums includes premium from pension risk transfer agreements of $1.3 billion, $2.3 billion, and $1.1 billion for the years ended December 31, 2022, 2021 and 2020, respectively.

Corebridge | 2022 Form 10-K 251

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance
FORTITUDE RE
In February 2018, AGL, VALIC and USL entered into a modco agreement with Fortitude Re, a wholly owned AIG subsidiary and registered Class 4 and Class E reinsurer in Bermuda. Fortitude Holdings was formed by AIG to act as a holding company for Fortitude Re.
These reinsurance transactions between Corebridge and Fortitude Re were structured as modco arrangements. In the modco, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., Corebridge) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as Corebridge maintains ownership of these investments, Corebridge will maintain its existing accounting for these assets (e.g., the changes in fair value of available-for-sale securities will be recognized within other comprehensive income (loss)). Corebridge has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
As our accounting policy is to include reinsurance balances when performing loss recognition testing and as there will be no future profits recognized on this business, we will not incur any future loss recognition events related to business ceded to Fortitude Re.
On July 1, 2020, the Company amended the modco agreements. Under the terms of the amendment, certain business ceded to Fortitude Re was recaptured by the Company and certain additional business was ceded by the Company to Fortitude Re. We recorded an additional $91 million loss associated with this amendment.
As of December 31, 2022, and 2021, respectively, approximately $27.8 billion and $28.5 billion of reserves related to business written by Corebridge, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	December 31, 2022		December 31, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale	$16,339	$16,339	$27,180	$27,180	Fair value through other comprehensive income
Fixed maturity securities - fair value option	3,485	3,485	1,593	1,593	Fair value through net investment income
Commercial mortgage loans	3,490	3,241	3,179	3,383	Amortized cost
Real estate investments	133	348	201	395	Amortized cost
Private equity funds/hedge funds	1,893	1,893	1,606	1,606	Fair value through net investment income
Policy loans	355	355	380	380	Amortized cost
Short-term Investments	69	69	50	50	Fair value through net investment income
Funds withheld investment assets	25,764	25,730	34,189	34,587
Derivative assets, net(a)	90	90	81	81	Fair value through realized gains (losses)
Other(b)	731	731	476	476	Amortized cost
Total	$26,585	$26,551	$34,746	$35,144

(a)    The derivative assets and liabilities have been presented net of cash collateral. The derivative assets supporting the Fortitude Re funds withheld arrangements had a fair market value of $189 million and $387 million as of December 31, 2022 and December 31, 2021, respectively. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)    Primarily comprised of Cash and Accrued investment income.

Corebridge | 2022 Form 10-K 252

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Net investment income - Fortitude Re funds withheld assets	$891	$1,775	$1,427
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) Fortitude Re funds withheld assets	(397)	924	1,002
Net realized losses Fortitude Re funds withheld embedded derivatives	6,347	(687)	(3,978)
Net realized gains (losses) on Fortitude Re funds withheld assets	5,950	237	(2,976)
Income (loss) before income tax benefit (expense)	6,841	2,012	(1,549)
Income tax benefit (expense)*	(1,437)	(423)	325
Net income (loss)	5,404	1,589	(1,224)
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available for sale*	(5,064)	(1,488)	1,165
Comprehensive income (loss)	$340	$101	$(59)
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
REINSURANCE SECURITY
Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit, as well as funds withheld reinsurance structures. A provision has been recorded for estimated unrecoverable reinsurance. Fortitude Re is our only reinsurer where the amount due from the reinsurer is in excess of 5% of our total reinsurance assets. Our reinsurance asset with Fortitude Re was $27.8 billion and $28.5 billion as of December 31, 2022 and 2021, respectively. Assets held by Corebridge with a fair value of $26.6 billion and $35.1 billion as of December 31, 2022 and 2021, respectively, provide collateral supporting funds withheld balances due to Fortitude Re in excess of the respective reinsurance recoverable assets. We believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to Corebridge.
STATUTORY REINSURANCE
In addition to contracts which qualify for reinsurance accounting under U.S. GAAP, the Company also manages its risks through contracts which follow deposit accounting. Expenses associated with these contracts are recorded in General operating and other expenses within the Combined Statements of Income (Loss). For example, certain of our insurance companies manage the capital impact of their statutory reserve requirements, including those resulting from the NAIC Model Regulation “Valuation of Life Insurance Policies” (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”), through reinsurance transactions which do not qualify for reinsurance accounting under U.S. GAAP. Effective July 1, 2016, AGL entered into an agreement to cede approximately $5 billion of statutory reserves for certain whole life and universal life policies to an unaffiliated reinsurer. Effective December 31, 2016, AGL recaptured term and universal life reserves of $16 billion from AGC, subject to Regulation XXX and Guideline AXXX, and ceded approximately $14 billion of such statutory reserves to an unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Under one affiliated reinsurance arrangement, USL obtains letters of credit to support statutory recognition of the ceded reinsurance. As of December 31, 2022 USL had one bilateral letter of credit currently in the amount of $175 million, which was issued on May 9, 2022 and expires on February 7, 2026. As of May 12, 2022, this letter of credit is subject to reimbursement by Corebridge Parent in the event of a drawdown.
For additional information on the use of affiliated reinsurance for Regulation XXX and Guideline AXXX reserves see Note 17.
REINSURANCE – CREDIT LOSSES
The estimation of reinsurance recoverables involves a significant amount of judgment. Reinsurance assets include reinsurance recoverables on future policy benefits and policyholder contract deposits that are estimated as part of our insurance liability valuation process and, consequently, are subject to similar judgments and uncertainties as the estimation of gross benefit reserves.
We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectable reinsurance that reduces the carrying amount of reinsurance and other assets on the Consolidated Balance Sheets (collectively, the reinsurance recoverable balances). This estimate requires significant judgment for which key considerations include:

Corebridge | 2022 Form 10-K 253

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance
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
The total reinsurance recoverables as of December 31, 2022 were $30.8 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 100% of the reinsurance recoverables were investment grade, (ii) less than 1% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a roll forward of the reinsurance recoverable allowance:

	Years Ended December 31,
(in millions)	2022	2021
Balance, beginning of year	$101	$83
Current period provision for expected credit losses and disputes	8	18
Write-offs charged against the allowance for credit losses and disputes	—	—
Other changes	(25)
Balance, end of year	$84	$101
There were no material recoveries of credit losses previously written off for the years ended December 31, 2022 or 2021.
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
For further discussion of arbitration proceedings against us, see Note 14.

8. Deferred Policy Acquisition Costs
Deferred policy acquisition costs (“DAC”) represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such deferred policy acquisition costs generally include agent or broker commissions and bonuses, and medical fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable. We partially defer costs, including certain commissions, when we do not believe that the entire cost is directly related to the acquisition or renewal of insurance contracts. Commissions that are not deferred to DAC are recorded in Non-deferrable insurance commissions in the Consolidated Statements of Income.
We also defer a portion of employee total compensation and payroll-related fringe benefits directly related to time spent performing specific acquisition or renewal activities, including costs associated with the time spent on underwriting, policy issuance and processing, and sales force contract selling. The amounts deferred are derived based on successful efforts for each distribution channel and/or cost center from which the cost originates.
Long-duration insurance contracts: Policy acquisition costs for participating life, traditional life and accident and health insurance products are generally deferred and amortized, with interest, over the premium paying period. The assumptions used to calculate the benefit liabilities and DAC for these traditional products are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. These “locked-in” assumptions include mortality, morbidity, persistency, maintenance expenses and investment returns, and include margins for adverse deviation to reflect uncertainty given that actual experience might deviate from these assumptions. A loss recognition event occurs when there is a shortfall between the carrying amount of future policy benefit liabilities, net of DAC, and what the future policy benefit liabilities, net of DAC, would be when applying updated current assumptions. When we determine a loss recognition event has occurred, we first reduce any DAC related to that

Corebridge | 2022 Form 10-K 254

ITEM 8 | Notes to Consolidated Financial Statements | 8. Deferred Policy Acquisition Costs

block of business through amortization of acquisition expense, and after DAC is depleted, we record additional liabilities through a charge to Policyholder benefits. Groupings for loss recognition testing are consistent with our manner of acquiring, servicing and measuring the profitability of the business and applied by product groupings. We perform separate loss recognition tests for traditional life products, payout annuities and long-term care products. Our policy is to perform loss recognition testing net of reinsurance. Once loss recognition has been recorded for a block of business, the old assumption set is replaced, and the assumption set used for the loss recognition would then be subject to the lock-in principle.
Investment-oriented contracts: Certain policy acquisition costs and policy issuance costs related to investment-oriented contracts, for example universal life, variable and fixed annuities, and fixed index annuities, are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. DAC on investment-oriented contracts was approximately $11.0 billion and $5.8 billion at December 31, 2022 and 2021, respectively. Estimated gross profits are affected by a number of factors, including levels of current and expected interest rates, net investment income and spreads, net realized gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience and equity market returns and volatility. In each reporting period, current period amortization expense is adjusted to reflect actual gross profits. If the assumptions used for estimating gross profit change significantly, DAC is recalculated using the new assumptions, including actuarial assumptions such as mortality, lapse, benefit utilization, and premium persistency, and any resulting adjustment is included in income. If the new assumptions indicate that future estimated gross profits are higher than previously estimated, DAC will be increased resulting in a decrease in amortization expense and increase in income in the current period; if future estimated gross profits are lower than previously estimated, DAC will be decreased resulting in an increase in amortization expense and decrease in income in the current period. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.
To estimate future estimated gross profits for variable life and annuity products, a long-term annual asset growth assumption is applied to determine the future growth in assets and related asset-based fees. In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a “reversion to the mean” methodology for variable annuities, whereby short-term asset growth above or below long-term annual rate assumptions impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance. When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions in the five-year reversion to the mean period falling below a certain rate (floor) or rising above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.
Unrealized Appreciation (Depreciation) of Investments: DAC related to investment-oriented contracts is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on estimated gross profits, with related changes recognized through Other comprehensive income. The adjustment is made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities are in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions are updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields. If a future loss is anticipated under this basis, any additional shortfall indicated by loss recognition tests is recognized as a reduction in accumulated other comprehensive income. Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for future policy benefits. The change in these adjustments, net of tax, is included with the change in net unrealized appreciation of investments that is credited or charged directly to Other comprehensive income.
Internal Replacements of Long-duration and Investment-oriented Products: For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If the modification does not substantially change the contract, we do not change the accounting and amortization of existing DAC and related actuarial balances. If an internal replacement represents a substantial change, the original contract is considered to be extinguished and any related DAC or other policy balances are charged or credited to income, and any new deferrable costs associated with the replacement contract are deferred.
Value of Business Acquired (“VOBA”): VOBA is determined at the time of acquisition and is reported in the Consolidated Balance Sheets with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase. For participating life, traditional life and accident and health insurance products, VOBA is amortized over the life of the business in a manner similar to that for DAC based on the assumptions at purchase. For investment-oriented products, VOBA is amortized in relation to estimated gross profits and adjusted for the effect of unrealized gains or losses on fixed maturity securities available for sale in a manner similar to DAC.

Corebridge | 2022 Form 10-K 255

ITEM 8 | Notes to Consolidated Financial Statements | 8. Deferred Policy Acquisition Costs

The following table presents a roll forward of DAC:

Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$7,949	$7,241	$7,939
Impact of CECL adoption	—	—	15
Capitalizations	991	1,000	889
Amortization expense	(1,420)	(1,046)	(532)
Change related to unrealized (appreciation) depreciation of investments	5,631	760	(1,085)
Other, including foreign exchange	(64)	(6)	15
Balance, end of year	$13,087	$7,949	$7,241
The following table presents a roll forward of VOBA:

Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$109	$122	$130
Acquisitions	—	—	—
Amortization expense	(11)	(11)	(11)
Change related to unrealized (appreciation) depreciation of investments	4	(1)	2
Other, including foreign exchange	(10)	(1)	1
Balance, end of year	$92	$109	$122
The amount of the unamortized balance of VOBA at December 31, 2022 expected to be amortized in 2023 through 2027 by year is: $12 million, $10 million, $10 million, $8 million and $6 million, respectively, with $46 million being amortized after five years.
DEFERRED SALES INDUCEMENTS
We offer deferred sales inducements (“DSI”) which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC. To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest and are higher than the contract’s expected ongoing crediting rates for periods after the bonus period. Amortization related to DSI is recorded in interest credited to policyholder account balances.
The following table presents a roll forward of DSI:

Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$307	$285	$437
Capitalizations	8	11	11
Amortization expense	(95)	(116)	(64)
Change related to unrealized (appreciation) depreciation of investments	669	127	(99)
Balance, end of year	$889	$307	$285
DAC, VOBA and DSI for insurance-oriented and investment-oriented products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual profitability is substantially lower than estimated, Corebridge’s DAC, VOBA and DSI may be subject to an impairment charge and Corebridge’s results of operations could be significantly affected in future periods. DSI is reported in Other Assets, while VOBA is reported in the DAC balance in the Consolidated Balance Sheets.

9. Variable Interest Entities
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

Corebridge | 2022 Form 10-K 256

ITEM 8 | Notes to Consolidated Financial Statements | 9. Variable Interest Entities
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
BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
December 31, 2022
Assets:
Bonds available for sale	$—	$3,571	$3,571
Other bond securities	—	—	—
Equity securities	51	—	51
Mortgage and other loans receivable	—	2,088	2,088
Other invested assets
Alternative investments(a)	2,842	—	2,842
Investment real estate	1,731	—	1,731
Short-term investments	191	265	456
Cash	71	—	71
Accrued investment income	—	7	7
Other assets	102	68	170
Total assets(b)	$4,988	$5,999	$10,987
Liabilities:
Debt of consolidated investment entities	$1,382	$4,576	$5,958
Other liabilities	85	47	132
Total liabilities	$1,467	$4,623	$6,090
December 31, 2021
Assets:
Bonds available for sale	$—	$5,393	$5,393
Other bond securities	—	—	—
Equity securities	223	—	223
Mortgage and other loans receivable	—	2,359	2,359
Other invested assets
Alternative investments(a)	3,017	—	3,017
Investment real estate	2,257	—	2,257
Short-term investments	467	151	618
Cash	93	—	93
Accrued investment income	—	15	15
Other assets	188	557	745
Total assets(b)	$6,245	$8,475	$14,720
Liabilities:
Debt of consolidated investment entities	$1,743	$5,193	$6,936
Other liabilities	112	723	835
Total liabilities	$1,855	$5,916	$7,771
(a)    Composed primarily of investments in real estate joint ventures at December 31, 2022 and December 31, 2021.
(b)    The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)    Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At December 31, 2022 and December 31, 2021, together the Company and AIG affiliates have commitments to internal parties of $2.1 billion and $2.4 billion and commitments to external parties of $0.6 billion and $0.6 billion, respectively. At December 31, 2022, $1.4 billion out of the internal commitments was from subsidiaries of Corebridge entities and $0.7 billion was from other AIG affiliates. At December 31, 2021, $1.5 billion out of the internal commitments was from subsidiaries of Corebridge entities, and $0.9 billion was from other AIG affiliates.

Corebridge | 2022 Form 10-K 257

ITEM 8 | Notes to Consolidated Financial Statements | 9. Variable Interest Entities
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Consolidated Income Statements:

	Real Estate and	Securitization	Affordable
	Investment	and Repackaging	Housing
(in millions)	Entities	Vehicles	Partnerships	Total
December 31, 2022
Total revenue	$681	$229	$—	$910
Net income attributable to noncontrolling interests	318	3	—	321
Net income (loss) attributable to Corebridge	314	47	—	361
December 31, 2021
Total revenue	$1,639	$247	$450	$2,336
Net income attributable to noncontrolling interests	858	3	68	929
Net income (loss) attributable to Corebridge	525	(33)	304	796
December 31, 2020
Total revenue	$477	$386	$275	$1,138
Net income attributable to noncontrolling interests	173	4	31	208
Net income (loss) attributable to Corebridge	229	137	131	497
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
December 31, 2022
Real estate and investment entities(a)	$376,055	$5,575	$2,784	$8,359
Total	$376,055	$5,575	$2,784	$8,359
December 31, 2021
Real estate and investment entities(a)	$309,866	$4,459	$2,452	$6,911
Total	$309,866	$4,459	$2,452	$6,911
(a)    Composed primarily of hedge funds and private equity funds.
(b)    At December 31, 2022 and December 31, 2021, $5.6 billion and $4.5 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)    These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
REAL ESTATE AND INVESTMENT ENTITIES
Through our insurance operations and AIG Global Real Estate Investment Corp., we are an investor in various real estate investment entities, some of which are VIEs. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. The VIEs’ activities consist of the development or redevelopment of commercial, industrial and residential real estate. Our involvement varies from being a passive equity investor or finance provider to actively managing the activities of the VIEs.
Our insurance operations participate as passive investors in the equity interests issued by certain third party-managed hedge and private equity funds that are VIEs. Our insurance operations typically are not involved in the design or establishment of these VIEs, nor do they actively participate in the management of the VIEs.
SECURITIZATION AND REPACKAGING VEHICLES
We created certain VIEs that hold investments, primarily in investment-grade debt securities and loans, and issued beneficial interests in these investments. Some of these VIEs were created to facilitate our purchase of asset-backed securities. In these situations, all of the beneficial interests are owned by Corebridge and affiliated entities and are consolidated by Corebridge. In other instances, we have created VIEs that are securitizations of residential mortgage loans or other forms of collateralized loan obligations or we repackage loans and other assets into pass-through securities. Corebridge subsidiaries or affiliated entities own some of the beneficial interests of these VIEs, and we maintain the power to direct the activities of the VIEs that most significantly impact their economic performance. Accordingly, we consolidate these entities and those beneficial interests issued to third parties are reported as debt of consolidated investment entities. This debt is non-recourse to Corebridge.

Corebridge | 2022 Form 10-K 258

ITEM 8 | Notes to Consolidated Financial Statements | 9. Variable Interest Entities
AFFORDABLE HOUSING PARTNERSHIPS
Affordable Housing organized and invested in limited partnerships that develop and operate affordable housing qualifying for federal, state, and historic tax credits, in addition to a few market rate properties across the United States. The operating partnerships are VIEs, whose debt is generally non-recourse in nature, and the general partners of which are mostly unaffiliated third-party developers. We account for our investments in operating partnerships using the equity method of accounting, unless they are required to be consolidated. We consolidate an operating partnership if the general partner is an affiliated entity, or we otherwise have the power to direct activities that most significantly impact the entities’ economic performance. In December 2021, Corebridge completed the sale of affordable housing portfolio to Blackstone Real Estate Income Trust.
For additional information on the sale of Corebridge’s interests in a U.S. affordable housing portfolio, see Note 1.
RMBS, CMBS, OTHER ABS AND CLOs
Primarily through our insurance operations, we are a passive investor in RMBS, CMBS, other ABS and CLOs, the majority of which are issued by domestic special purpose entities. We generally do not sponsor or transfer assets to, or act as the servicer to these asset-backed structures and were not involved in the design of these entities.
Our maximum exposure in these types of structures is limited to our investment in securities issued by these entities and, where applicable, any unfunded commitments to these entities. Conditional unfunded commitments for these unconsolidated entities are $399 million at December 31, 2022. Based on the nature of our investments and our passive involvement in these types of structures, we have determined that we are not the primary beneficiary of these entities. We have not included these entities in the above tables; however, the fair values of our investments in these structures are reported in Notes 4 and 5.
Additionally, from time to time, AIG designed internal securitizations and a series of VIEs, which are not consolidated by Corebridge, that securitized certain secured loans and RMLs. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of December 31, 2022, the total VIE assets of these securitizations are $3.2 billion, of which Corebridge’s maximum exposure to loss is $1.5 billion. As of December 31, 2021, the total VIE assets of these securitizations are $2.0 billion, of which Corebridge’s maximum exposure to loss is $1.2 billion.

10. Derivatives and Hedge Accounting
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
Interest rate, currency and equity swaps, credit contracts, swaptions, options and forward transactions are accounted for as derivatives, recorded on a trade-date basis and carried at fair value. Unrealized gains and losses are generally reflected in income, except in certain situations in which hedge accounting is applied and unrealized gains and losses are reflected in AOCI. Aggregate asset or liability positions are netted on the Consolidated Balance Sheets only to the extent permitted by qualifying master netting arrangements in place with each respective counterparty. Cash collateral posted with counterparties in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative liability, while cash collateral received in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative asset.
Derivatives, with the exception of embedded derivatives, are reported at fair value in the Consolidated Balance Sheets in Other assets and Other liabilities. Embedded derivatives are generally presented with the host contract in the Consolidated Balance Sheets. A bifurcated embedded derivative is measured at fair value and accounted for in the same manner as a freestanding derivative contract. The corresponding host contract is accounted for according to the accounting guidance applicable for that instrument.
For additional information on embedded derivatives, see Notes 4 and 12.

Corebridge | 2022 Form 10-K 259

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2022				December 31, 2021
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$155	$202	$1,798	$77	$352	$274	$980	$14
Foreign exchange contracts	3,535	575	3,354	176	4,058	262	2,861	55
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	27,656	1,371	21,553	2,599	28,056	1,637	23,219	1,562
Foreign exchange contracts	4,630	672	6,673	456	4,047	410	5,413	311
Equity contracts	26,041	417	9,962	27	60,192	4,670	38,932	4,071
Credit contracts	—	—	—	—	1,840	1	—	—
Other contracts(b)	47,128	15	48	—	43,839	13	133	—
Total derivatives, gross	$109,145	$3,252	$43,388	$3,335	$142,384	$7,267	$71,538	$6,013
Counterparty netting(c)		(2,547)		(2,547)		(5,785)		(5,785)
Cash collateral(d)		(406)		(691)		(798)		(37)
Total derivatives on Consolidated Balance Sheets(e)		$299		$97		$684		$191
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
(e)    Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $9 million and zero, respectively, at December 31, 2022 and December 31, 2021. Fair value of liabilities related to bifurcated embedded derivatives was $8.4 billion and $17.7 billion, respectively, at December 31, 2022 and December 31, 2021. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	December 31, 2022				December 31, 2021
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$60,633	$3,177	$42,109	$3,154	$96,862	$7,182	$68,623	$5,778
Total derivatives with third parties	48,512	75	1,279	181	45,522	85	2,915	235
Total derivatives, gross	$109,145	$3,252	$43,388	$3,335	$142,384	$7,267	$71,538	$6,013

Corebridge | 2022 Form 10-K 260

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

As of December 31, 2022 and December 31, 2021, the following amounts were recorded on the Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	December 31, 2022		December 31, 2021
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available for sale, at fair value	$6,520	$—	$7,478	$—
Commercial mortgage and other loans(a)	—	(25)	—	(6)
Policyholder contract deposits(b)	(2,218)	68	(1,500)	(79)
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
Collateral posted by us to third parties for derivative transactions was $255 million and $317 million at December 31, 2022 and December 31, 2021, respectively. Collateral posted by us to related parties for derivative transactions was $1.5 billion and $803 million at December 31, 2022 and December 31, 2021, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $40 million and $53 million at December 31, 2022 and December 31, 2021, respectively. Collateral provided to us from related parties for derivative transactions was $380 million and $770 million at December 31, 2022 and December 31, 2021, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
OFFSETTING
We have elected to present all derivative receivables and derivative payables, and the related cash collateral received and paid, on a net basis on our Consolidated Balance Sheets when a legally enforceable ISDA Master Agreement exists between us and our derivative counterparty. An ISDA Master Agreement is an agreement governing multiple derivative transactions between two counterparties. The ISDA Master Agreement generally provides for the net settlement of all, or a specified group, of these derivative transactions, as well as transferred collateral, through a single payment, and in a single currency, as applicable. The net settlement provisions apply in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions governed by the ISDA Master Agreement.
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
During 2022, we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances. For the year ended December 31, 2022, we recognized derivative gains of $223 million in accumulated other comprehensive income, of which, $21 million has been reclassified into Interest expense. The remaining amount in accumulated other comprehensive income, of $202 million, will be reclassified into Interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.

Corebridge | 2022 Form 10-K 261

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

For additional information related to the debt issuances, see Note 13.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the years ended December 31, 2022, 2021 and 2020, we recognized gains (losses) of $9 million, $8 million and $(5) million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income (loss) related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Year Ended December 31, 2022
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(156)	—	151	(5)
Net investment income	11	—	(12)	(1)
Foreign exchange contracts:
Realized gains (losses)	459	171	(459)	171
Year Ended December 31, 2021
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(62)	18	54	10
Net investment income	9	—	(11)	(2)
Foreign exchange contracts:
Realized gains (losses)	260	31	(260)	31
Year Ended December 31, 2020
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	47	1	(53)	(5)
Net investment income	(6)	—	5	(1)
Foreign exchange contracts:
Realized gains (losses)	(298)	98	298	98
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

Corebridge | 2022 Form 10-K 262

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income:

Years Ended December 31,	Gains (Losses) Recognized in Earnings
(in millions)	2022	2021	2020
By Derivative Type:
Interest rate contracts	$(2,386)	$(585)	$1,643
Foreign exchange contracts	1,028	476	(239)
Equity contracts	(483)	(742)	206
Credit contracts	(1)	(11)	42
Other contracts	64	64	60
Embedded derivatives within policyholder contract deposits	4,427	1,450	(2,154)
Fortitude Re funds withheld embedded derivative	6,347	(687)	(3,978)
Total(a)	$8,996	$(35)	$(4,420)
By Classification:
Policy fees	$61	$62	$62
Net investment income	(10)	6	2
Net realized gains - excluding Fortitude Re funds withheld assets	2,738	555	(916)
Net realized gains (losses) on Fortitude Re funds withheld assets	(121)	33	398
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	6,347	(687)	(3,978)
Policyholder benefits	(19)	(4)	12
Total(a)	$8,996	$(35)	$(4,420)
(a)    Includes gains (losses) with related parties of $(2.5) billion, $(363) million and $2.4 billion for the years ended December 31, 2022, 2021, and 2020, respectively.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were zero and $121 million at December 31, 2022 and December 31, 2021, respectively. These securities have par amounts of $25 million and $884 million at December 31, 2022 and December 31, 2021, respectively, and have remaining stated maturity dates that extend to 2052. The majority of these securities were sold in the fourth quarter of 2022 resulting in the decrease in fair value and par value.

11. Goodwill and Other Intangible Assets
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or one level below, and the test is performed annually, or more frequently if circumstances indicate an impairment may have occurred.
The impairment assessment involves an option to first assess qualitative factors to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not performed, or after assessing the totality of the events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative assessment for potential impairment is performed.
If the qualitative test is not performed or if the test indicates a potential impairment is present, we estimate the fair value of each reporting unit and compare the estimated fair value with the carrying amount of the reporting unit, including allocated goodwill. The estimate of a reporting unit’s fair value involves management judgment and is based on one or a combination of approaches including discounted expected future cash flows, market-based earnings multiples of the unit’s peer companies, external appraisals or, in the case of reporting units being considered for sale, third-party indications of fair value, if available. We consider one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test.

Corebridge | 2022 Form 10-K 263

ITEM 8 | Notes to Consolidated Financial Statements | 11. Goodwill and Other Intangible Assets

If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill associated with that reporting unit potentially is impaired. The amount of impairment, if any, is measured as the excess of a reporting unit’s carrying amount over its fair value not to exceed the total amount of goodwill allocated to that reporting unit and recognized in income.
The date of our annual goodwill impairment testing is July 1. We performed our annual goodwill impairment tests of all reporting units and concluded that our goodwill was not impaired.
The following table presents the changes in goodwill by operating segment:

(in millions)	Life Insurance	Corporate and Other Operations	Total
Balance at January 1, 2020
Goodwill - gross	$231	$54	$285
Accumulated impairments	(67)	(10)	(77)
Net goodwill	164	44	208
Increase (decrease) due to:
Dispositions	—	—	—
Other*	10	—	10
Balance at December 31, 2020:
Goodwill - gross	241	54	295
Accumulated impairments	(67)	(10)	(77)
Net goodwill	174	44	218
Increase (decrease) due to:
Dispositions	—	(21)	(21)
Other*	(5)	—	(5)
Balance at December 31, 2021:
Goodwill - gross	236	33	269
Accumulated impairments	(67)	(10)	(77)
Net goodwill	169	23	192
Increase (decrease) due to:
Dispositions	—	—	—
Other*	(16)	(1)	(17)
Balance at December 31, 2022:
Goodwill - gross	220	32	252
Accumulated impairments	(67)	(10)	(77)
Net goodwill	$153	$22	$175
*    Other primarily relates to changes in foreign currencies.
Indefinite lived intangible assets are not subject to amortization. Finite lived intangible assets are amortized over their useful lives. Finite lived intangible assets primarily include distribution networks and are recorded net of accumulated amortization. The Company tests intangible assets for impairment on an annual basis or whenever events or circumstances suggest that the carrying value of an intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If this condition exists and the carrying value of an intangible asset exceeds its fair value, the excess is recognized as an impairment and is recorded as a charge against net income (loss).

Corebridge | 2022 Form 10-K 264

ITEM 8 | Notes to Consolidated Financial Statements | 11. Goodwill and Other Intangible Assets

The following table presents the changes in other intangible assets by operating segment:

(in millions)	Life Insurance	Corporate and Other Operations	Total
Other intangible assets
Balance at January 1, 2020	$24	$11	$35
Increase (decrease) due to:
Dispositions	—	—	—
Amortization	(4)	(2)	(6)
Other	3	(1)	2
Balance at December 31, 2020	$23	$8	$31
Increase (decrease) due to:
Dispositions	$—	$(5)	$(5)
Amortization	(4)	(3)	(7)
Other	(1)	—	(1)
Balance at December 31, 2021	$18	$—	$18
Increase (decrease) due to:
Dispositions	$—	$—	$—
Amortization	(4)	—	(4)
Other	(2)	—	(2)
Balance at December 31, 2022	$12	$—	$12
The percentage of the unamortized balance of Other intangible assets at December 31, 2022 expected to be amortized in 2023 through 2026 by year is 32.9%,30.5%, 29.3%, and 7.3%, respectively, with none being amortized thereafter.

12. Insurance Liabilities
FUTURE POLICY BENEFITS
Future policy benefits primarily include reserves for traditional life and annuity payout contracts, which represent an estimate of the present value of future benefits less the present value of future net premiums. Included in Future policy benefits are liabilities for annuities issued in structured settlements whereby a claimant receives life contingent payments over their lifetime or guaranteed payments over a defined period. Also included are pension risk transfer arrangements whereby an upfront premium is received in exchange for guaranteed retirement benefits. All payments under these arrangements are fixed and determinable with respect to their amounts and dates. Also included in Future policy benefits, are reserves for contracts in loss recognition, including the adjustment to reflect the effect of unrealized gains on fixed maturity securities available for sale with related changes recognized through Other comprehensive income (loss).
Future policy benefits also include certain guaranteed benefits of annuity products that are not considered embedded derivatives.
For universal life policies with secondary guarantees, we recognize certain liabilities in addition to policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. Universal life account balances are reported in Policyholder contract deposits, while these additional liabilities related to universal life products are reported within Future Policy Benefits in the Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on accumulated assessments, with related changes recognized through Other comprehensive income (loss). The primary policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The primary capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.

Corebridge | 2022 Form 10-K 265

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities
The following table presents the liability for universal life policies with secondary guarantees and similar features (excluding account balances and embedded derivatives):

	Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$4,505	$4,751	$3,794
Incurred guaranteed benefits*	740	603	1,034
Paid guaranteed benefits	(588)	(489)	(470)
Changes related to unrealized appreciation (depreciation) of investments	(1,832)	(360)	393
Balance, end of year	$2,825	$4,505	$4,751
* Incurred guaranteed benefits include the portion of assessments established as additions to reserves as well as changes in estimates (assumption unlockings) affecting these reserves.
The following table presents details concerning our universal life policies with secondary guarantees and similar features:

	December 31,	December 31,
(dollars in millions)	2022	2021
Account value	$3,514	$3,313
Net amount at risk	$69,335	$65,801
Average attained age of contract holders	53	53
The liability for future policy benefits has been established including assumptions for interest rates which vary by year of issuance and product and range from approximately 0.2% to 14.6%. Mortality and surrender rate assumptions are generally based on actual experience when the liability is established.
In addition, the Company offers other guarantees such as maturity extension riders to UL policyholders.
The following table presents Future policy benefits by contract type*:

December 31,	2022			2021
(in millions)	Traditional Benefits	Interest-Sensitive Benefits	Total	Traditional Benefits	Interest-Sensitive Benefits	Total
Future policy benefits:
Individual Retirement	$1,493	$828	$2,321	$1,374	$1,530	$2,904
Group Retirement	221	130	351	226	245	471
Life Insurance	12,338	3,177	15,515	12,037	4,928	16,965
Institutional Markets	16,307	—	16,307	14,194	—	14,194
Fortitude Re	22,716	56	22,772	23,217	—	23,217
Total Future policy benefits	$53,075	$4,191	$57,266	$51,048	$6,703	$57,751
* Traditional benefits represent future policy benefits for traditional long-duration insurance contracts such as life contingent payout annuities, participating life, traditional life and accident and health insurance. Interest-sensitive benefits represent future policy benefits for investment-oriented contracts such as universal life, variable and fixed annuities, and fixed index annuities.
POLICYHOLDER CONTRACT DEPOSITS
The liability for Policyholder contract deposits is primarily recorded at accumulated value (deposits received and net transfers from separate accounts, plus accrued interest credited at rates ranging from 0.0% to 9.0% at December 31, 2022, less withdrawals and assessed fees). Deposits collected on investment-oriented products are not reflected as revenues, because they are recorded directly to Policyholder contract deposits upon receipt. Amounts assessed against the policyholders for mortality, administrative, and other services are included in revenues.
In addition to liabilities for universal life, fixed annuities, fixed options within variable annuities, annuities without life contingencies, funding agreements and GICs, policyholder contract deposits also include our liability for (a) indexed and variable features accounted for as embedded derivatives at fair value, and (b) annuities issued in a structured settlement arrangement with no life contingency.
For additional information on guaranteed benefits accounted for as embedded derivatives see Note 10.

Corebridge | 2022 Form 10-K 266

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities
The following table presents Policyholder contract deposits by segment:

December 31,
(in millions)	2022	2021
Policyholder contract deposits(a)(b):
Individual Retirement	$90,069	$87,664
Group Retirement	43,332	44,087
Life Insurance	10,258	10,299
Institutional Markets	11,718	10,970
Fortitude Re (c)	3,589	3,826
Total Policyholder contract deposits	$158,966	$156,846
(a) As of December 31, 2022, reserves related to Embedded Derivatives as part of Policyholder contract deposit include $5.8 billion in Individual Retirement, $653 million in Group Retirement, $710 million in Life Insurance and $41 million in Institutional Markets. As of December 31, 2021, reserves related to Embedded Derivatives as part of Policyholder contract deposit include $8.0 billion in Individual Retirement, $891 million in Group Retirement, $765 million in Life Insurance and $54 million in Institutional Markets.
(b) As of December 31, 2022, FHLB funding agreements included in Policyholder contract deposits include $1.1 billion in Individual Retirement, $209 million in Group Retirement and $3.2 billion in Institutional Markets. As of December 31, 2021, FHLB funding agreements included in Policyholder contract deposits include $1.1 billion in Individual Retirement, $209 million in Group Retirement and $2.2 billion in Institutional Markets.
(c) Balances related to Fortitude Re are a component of Corporate and Other.
Funding Agreements
Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by funding agreements issued to the trust by one of our Life and Retirement companies.
USL is a member of the FHLB of New York, while VALIC and AGL are members of the FHLB of Dallas. Membership with both FHLBs provides us with collateralized borrowing opportunities, primarily as an additional source of liquidity or for other uses deemed appropriate by management. Our ownership in the FHLB stock is reported in Other invested assets within the Consolidated Balance Sheets. Pursuant to the membership terms, we elected to pledge such stock to the FHLB as collateral for our obligations under agreements entered into with the FHLB.
Our net borrowing capacity under such facilities with FHLB of Dallas and FHLB of New York as of December 31, 2022 is $4.4 billion. As of December 31, 2022, we pledged $7.4 billion as collateral to the FHLB, including assets backing funding agreements.
Corebridge issued the following funding agreements to the FHLB of Dallas and FHLB of New York; these obligations are reported in Policyholder contract deposits in the Consolidated Balance Sheets:
The following table presents details concerning our funding agreements as of December 31, 2022:

December 31, 2022		Payments due by period
(in millions)	Gross Amounts	2023	2024-2025	2026-2027	Thereafter	Stated Interest rates
FHLB Facility
FHLB of Dallas	$3,357	$—	$52	$378	$2,927	DNU Auction* + 22 to 30 bps
FHLB of Dallas	1,000	—	—	1,000	—	3.53%
FHLB of New York	241	—	241	—	—	1.52% to 2.70%
	$4,598	$—	$293	$1,378	$2,927
*    Discount Note Advance (“DNA”) Auction is based on either a 4-Week or 3-Month tenor, depending on contractual terms of each borrowing.
OTHER POLICYHOLDER FUNDS
Other policyholder funds include unearned revenue reserves (“URR”), which were approximately $2.3 billion and $1.8 billion as of December 31, 2022 and December 31, 2021, respectively. URR consist of front-end loads on investment-oriented contracts, representing those policy loads that are non-level and typically higher in initial policy years than in later policy years. URR for investment-oriented contracts are generally deferred and amortized, with interest, in relation to the incidence of EGPs to be realized over the estimated lives of the contracts and are subject to the same adjustments due to changes in the assumptions underlying EGPs as DAC. Amortization of URR is recorded in Policy fees. Similar to unrealized appreciation (depreciation) of investments for DAC, URR related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on EGPs, with related changes recognized through Other comprehensive income.
Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 0.7% and 1.2% of gross insurance in force at December 31, 2022 and December 31, 2021, respectively and 1.3% and 1.7% of gross domestic premiums and

Corebridge | 2022 Form 10-K 267

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities
other considerations in 2022 and 2021, respectively. Our gross participating reserves are approximately $2.4 billion at December 31, 2022, of which all but $3 million has been ceded. The majority of the participating business has been ceded to Fortitude Re. The amount of annual dividends to be paid is approved by the boards of directors of the insurance operations companies. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the insurance regulations of the jurisdictions in which the policies are in force.
Certain products are subject to experience adjustments. These include group life and group medical products, credit life contracts, accident and health insurance contracts/riders attached to life policies and, to a limited extent, reinsurance agreements with other direct insurers. Ultimate premiums from these contracts are estimated and recognized as revenue with the unearned portions of the premiums recorded as liabilities in Other policyholder funds. Experience adjustments vary according to the type of contract and the territory in which the policy is in force and are subject to local regulatory guidance.
VARIABLE ANNUITIES
We report variable contracts within the separate accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder and the separate account meets additional accounting criteria to qualify for separate account treatment. The assets supporting the variable portion of variable annuity and variable universal life contracts that qualify for separate account treatment are carried at fair value and reported as separate account assets, with an equivalent summary total reported as Separate account liabilities.
Policy values for variable products and investment contracts are expressed in terms of investment units. Each unit is linked to an asset portfolio. The value of a unit increases or decreases based on the value of the linked asset portfolio. The current liability at any time is the sum of the current unit value of all investment units in the separate accounts, plus any liabilities for guaranteed minimum death benefits (“GMDB”) or guaranteed living benefits included in Future policy benefits or Policyholder contract deposits, respectively.
Amounts assessed against the policyholders for mortality, administrative and other services are included in policy fees. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such separate accounts are offset within the same line in the Consolidated Statements of Income.
Variable annuity contracts may include certain contractually guaranteed benefits to the contract holder. These guaranteed features include GMDB that are payable in the event of death, and living benefits that are payable in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits primarily include GMWB. A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during their lifetime). A policyholder cannot purchase more than one living benefit on one contract. The net amount at risk for each feature is calculated irrespective of the existence of other features; as a result, the net amount at risk for each feature is not additive to that of other features.
Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31,		December 31,
	2022		2021
(in millions)	Individual Retirement	Group Retirement	Individual Retirement	Group Retirement
Equity funds	$22,473	$24,491	$28,524	$33,718
Bond funds	3,722	3,966	4,651	4,364
Balanced funds	17,311	5,082	23,018	6,293
Money market funds	702	552	546	459
Total	$44,208	$34,091	$56,739	$44,834
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

Corebridge | 2022 Form 10-K 268

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities
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
The following table presents details concerning our GMDB exposures by benefit type for Individual Retirement:

December 31,	2022
(dollars in millions)	Return of Account Value	Return of Premium	Rollups	Highest Contract Value Attained
Account values:
General account	$443	$3,925	$421	$1,310
Separate accounts	3,288	27,251	1,703	11,966
Total account values	$3,731	$31,176	$2,124	$13,276
Net amount at risk - gross	$—	$755	$420	$2,313
Net amount at risk - net	$—	$749	$383	$2,077
Average attained age of contract holders by product	67	70	75	72
Percentage of policyholders age 70 and over	30.3%	50.3%	68.2%	60.2%
Range of guaranteed minimum return rates	0.0% - 4.5%
December 31,	2021
Account values:
General account	$382	$4,055	$447	$1,366
Separate accounts	3,543	34,811	2,453	15,932
Total account values	$3,925	$38,866	$2,900	$17,298
Net amount at risk - gross	$—	$22	$363	$341
Net amount at risk - net	$—	$21	$327	$257
Average attained age of contract holders by product	66	70	75	71
Percentage of policyholders age 70 and over	27.8%	47.0%	66.9%	58.1%
Range of guaranteed minimum return rates	0.0% - 4.5%
The following table presents details concerning our GMDB exposures by benefit type for Group Retirement:

December 31,	2022
(dollars in millions)	Return of Account Value	Return of Premium	Rollups*	Highest Contract Value Attained
Account values:
General account	$37	$5,301	$17,980	$3
Separate accounts	257	4,600	29,177	57
Total Account Values	$294	$9,901	$47,157	$60
Net amount at risk - gross	$—	$32	$349	$12
Net amount at risk - net	$—	$32	$349	$12
Average attained age of contract holders by product	65	65	63	68
Percentage of policyholders age 70 and over	18.7%	19.4%	15.4%	32.6%
Range of guaranteed minimum return rates	0.0% - 4.5%
December 31,	2021
Account values:
General account	$35	$5,511	$18,863	$4
Separate accounts	290	6,056	38,419	69
Total Account Values	$325	$11,567	$57,282	$73
Net amount at risk - gross	$—	$9	$152	$—
Net amount at risk - net	$—	$9	$152	$—
Average attained age of contract holders by product	64	64	63	68
Percentage of policyholders age 70 and over	14.9%	17.9%	14.2%	31.1%
Range of guaranteed minimum return rates	0.0%-4.5%
*    Group Retirement guaranteed rollup benefits generally revert to the return of premium at age 70. As of December 31, 2022, this includes 202,994 contracts for policyholders age 70 and over, with associated account values of $8.5 billion held in the general account and $6.9 billion held in separate accounts; as of December 31, 2021, this includes 192,606 contracts for policyholders age 70 and over, with associated account values of $8.3 billion held in the general account and $8.5 billion held in separate accounts. These contracts which have reverted to return of premium benefits due to the attained age of the policyholder represent a net amount at risk of $64 million and $19 million at December 31, 2022 and December 31, 2021, respectively.

Corebridge | 2022 Form 10-K 269

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities
The following summarizes the Individual Retirement GMDB liability related to variable annuity contracts:

	Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$445	$382	$371
Reserve increase (decrease)	109	103	36
Benefits paid	(67)	(33)	(41)
Changes related to unrealized appreciation (depreciation) of investments	(53)	(7)	16
Balance, end of year	$434	$445	$382
The following summarizes the Group Retirement GMDB liability related to variable annuity contracts, excluding assumed reinsurance*:

	Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$35	$40	$21
Reserve increase (decrease)	12	3	2
Benefits paid	(2)	(2)	(2)
Changes related to unrealized appreciation (depreciation) of investments	(29)	(6)	19
Balance, end of year	$16	$35	$40
*     The assumed reinsurance reserves for GMDB liability related to variable annuity contract is $14 million, $16 million and $16.7 million as of December 31, 2022, 2021 and 2020, respectively.
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
GMWB
Certain of our variable annuity contracts contain optional GMWB benefits. GMWB benefits related to variable annuity contracts are recorded in Policyholder contract deposits and are accounted for as embedded derivatives measured at fair value, with changes in the fair value recorded in Net realized gains (losses). The net fair value of these GMWB embedded derivatives for Individual Retirement was $0.7 billion and $2.4 billion as of December 31, 2022 and December 31, 2021, respectively. The net fair value of these GMWB embedded derivatives for Group Retirement was $(9) million and $74 million as of December 31, 2022 and December 31, 2021, respectively.
For a discussion of the fair value measurement of guaranteed benefits that are accounted for as embedded derivatives, see Note 4.
Account values covered by the variable annuity GMWB for Individual Retirement totaled $39.2 billion and $48.4 billion as of December 31, 2022 and 2021, respectively. Account values covered by the variable annuity GMWB for Group Retirement totaled $2.1 billion and $2.8 billion as of December 31, 2022 and 2021, respectively. The variable annuity GMWB liability exposure is the present value of minimum guaranteed withdrawal payments that are, in excess of account value, assuming no lapses, or $198 million and $471 million as of December 31, 2022 and 2021 for Individual Retirement, respectively, and $8 million and $24 million as of December 31, 2022 and 2021 for Group Retirement, respectively. We use investment derivatives and other financial instruments to mitigate a portion of this exposure.
FIXED ANNUITY AND FIXED INDEX ANNUITIES
We offer fixed annuity products, which include immediate, fixed deferred, and indexed deferred income annuities. Certain deferred annuity products offer optional income protection features. The fixed annuities product line maintains an industry-leading position in the U.S. bank distribution channel by designing products collaboratively with banks and offering an efficient and flexible administration program. We have recently started offering fixed annuities with an optional living guaranteed feature that provides lifetime income protection. Our fixed index annuity products provide growth potential based in part on the performance of a market index as well as optional living guaranteed features that provide lifetime income protection. Fixed index annuities are distributed primarily through banks, broker-dealers, independent marketing organizations and independent insurance agents.
With a GMWB, the contract holder can monetize the excess of the guaranteed amount over the account value of the contract through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount. Once the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount; for lifetime GMWB products, the annuity payments continue as long as the covered person(s) is living. The liability for these GMWB benefits,

Corebridge | 2022 Form 10-K 270

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities
which are primarily recorded in Future policy benefits, represents the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected assessments, through Policyholder benefits. Certain of our fixed index annuity contracts, which are not offered through separate accounts, offer both optional GMWB and GMDB benefits. Our fixed annuity contracts only offer optional GMWB.
The liability for the majority of our GMWB and GMDB benefits in fixed index annuity contracts and all of the GMWB benefits in fixed annuity contracts are not accounted for as embedded derivatives.
GMWB
Certain of our fixed annuity and fixed index annuity contracts, which are not offered through separate accounts, contain optional GMWB benefits. With a GMWB, the contract holder can monetize the excess of the guaranteed amount over the account value of the contract through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount. Once the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount; for lifetime GMWB products, the annuity payments continue as long as the covered person(s) is/are living. The liability for GMWB benefits in fixed annuity and fixed index annuity contracts, which are primarily recorded in Future policy benefits, represents the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected assessments, through Policyholder benefits.
The liability for the majority of our GMWB benefits in fixed annuity and fixed index annuity contracts are not accounted for as embedded derivatives.
The following table presents the Individual Retirement details concerning our fixed annuities and fixed index annuities GMWB and GMDB exposures that are not accounted for as derivatives, by benefit type:

December 31,	2022
(dollars in millions)	Fixed Annuities	Fixed Index Annuities	Total
Account value*:
Fixed accounts	$3,990	$508	$4,498
Indexed accounts	—	6,653	6,653
Total account values	$3,990	$7,161	$11,151
GMWB and GMDB reserve:
Base reserve	$389	$610	$999
Reserves related to unrealized appreciation of investments	(298)	(308)	(606)
Total GMWB and GMDB reserve	$91	$302	$393
Average attained age of contract holders by product	68	68	—
December 31,	2021
Account values*:
Fixed accounts	$3,541	$487	$4,028
Indexed accounts	—	6,361	6,361
Total account values	$3,541	$6,848	$10,389
GMWB and GMDB reserve:
Base reserve	$270	$467	$737
Reserves related to unrealized appreciation of investments	187	161	348
Total GMWB and GMDB reserve	$457	$628	$1,085
Average attained age of contract holders by product	68	67	—
*    Fixed annuities and fixed index annuities that offer GMWB and GMDB exposures are offered through the general account.

Corebridge | 2022 Form 10-K 271

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities
The following table presents the Group Retirement details concerning our fixed annuities and fixed index annuities GMWB exposures that are not accounted for as derivatives, by benefit type:

December 31,	2022
(dollars in millions)	Fixed Annuities	Fixed Index Annuities	Total
Account values*:
Fixed account	$647	$134	$781
Indexed accounts	—	1,365	1,365
Total account values	$647	$1,499	$2,146
GMWB reserves:
Base reserve	$61	$133	$194
Reserves related to unrealized appreciation of investments	(11)	(82)	(93)
Total GMWB reserves	$50	$51	$101
Average attained age of contract holders by product	70	69	—
December 31,	2021
	Fixed Annuities	Fixed Index Annuities	Total
Account values*:
Fixed account	$603	$129	$732
Indexed accounts	—	1,409	1,409
Total account values	$603	$1,538	$2,141
GMWB reserves:
Base reserve	$42	$101	$143
Reserves related to unrealized appreciation of investments	5	46	51
Total GMWB reserves	$47	$147	$194
Average attained age of contract holders by product	69	68	—
* Fixed annuities and fixed index annuities that offer GMWB exposures are offered through the general account.
The following summarizes the Individual Retirement GMWB liability related to Fixed Annuities:

Years Ended December 31,	Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$457	$353	$38
Reserve increase (decrease)	119	132	100
Benefits paid	—	—	—
Changes related to unrealized appreciation (depreciation) of investments	(485)	(28)	215
Balance, end of year	$91	$457	$353
The following summarizes the Individual Retirement GMWB and GMDB liability related to Fixed Index Annuities:

Years Ended December 31,	Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$628	$637	$439
Reserve increase (decrease)	143	94	74
Benefits paid	—	—	—
Changes related to unrealized appreciation (depreciation) of investments	(469)	(103)	124
Balance, end of year	$302	$628	$637
The following summarizes the Group Retirement GMWB and GMDB liability related to Fixed Annuities:

Years Ended December 31,	Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$47	$32	$5
Reserve increase (decrease)	19	18	19
Benefits paid	—	—	—
Changes related to unrealized appreciation (depreciation) of investments	(16)	(3)	8
Balance, end of year	$50	$47	$32

Corebridge | 2022 Form 10-K 272

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities
The following summarizes the Group Retirement GMWB and GMDB liability related to Fixed Index Annuities:

Years Ended December 31,	Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$147	$133	$103
Reserve increase (decrease)	32	30	12
Benefits paid	—	—	—
Changes related to unrealized appreciation (depreciation) of investments	(128)	(16)	18
Balance, end of year	$51	$147	$133

13. Debt
Short-term and long-term debt is carried at the principal amount borrowed, including unamortized discounts, and fair value adjustments, when applicable.
The following table lists our total debt outstanding at December 31, 2022 and December 31, 2021. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2022, including fixed and variable rates:

(in millions)	Range of Interest Rate(s)	Maturity Date(s)	December 31, 2022	December 31, 2021
Short-term debt issued or borrowed by Corebridge:
Affiliated senior promissory note with AIG	LIBOR+100bps	2022	$—	$8,317
Three-Year DDTL Facility	5.80%	2023	1,500	—
Total short-term debt			1,500	8,317
Long-term debt issued by Corebridge:
Senior unsecured notes*	3.50% - 4.40%	2025 - 2052	6,500	—
Hybrid junior subordinated notes	6.875%	2052	1,000	—
Long-term debt issued by Corebridge subsidiaries:
AIGLH notes	6.63% - 7.50%	2025 - 2029	200	200
AIGLH junior subordinated debentures	7.57% - 8.50%	2030 - 2046	227	227
Total long-term debt			7,927	427
Debt issuance costs			(59)	—
Total long-term debt, net of debt issuance costs			7,868	427
Debt of consolidated investment entities - not guaranteed by Corebridge	0.00% -12.27%	2023 - 2051	5,958	6,936
Total debt, net of issuance costs			$15,326	$15,680
* Interest rates reflect contractual amounts and do not reflect the effective borrowing rate after giving effect to the cash flow hedges.
The following table presents maturities of short-term and long-term debt (including unamortized original issue discount when applicable).

December 31, 2022		Year Ending
(in millions)	Total	2023	2024	2025	2026	2027	Thereafter
Short-term and Long-term debt issued by Corebridge:
Three-Year DDTL Facility*	$1,500	$1,500	$—	$—	$—	$—	$—
Senior unsecured notes	6,500	—	—	1,000	—	1,250	4,250
Hybrid junior subordinated notes	1,000	—	—	—	—	—	1,000
AIGLH notes	200	—	—	101	—	—	99
AIGLH junior subordinated debentures	227	—	—	—	—	—	227
Total short-term and long-term debt issued by Corebridge	$9,427	$1,500	$—	$1,101	$—	$1,250	$5,576
*On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility through October 20, 2022. We continued this borrowing through June 21, 2023. We have the ability to further continue this borrowing through February 25, 2025.
SENIOR UNSECURED NOTES AND DELAYED DRAW TERM LOAN
On February 25, 2022, Corebridge Parent entered into an 18-Month Delayed Draw Term Loan Agreement (the “18-Month DDTL Facility”) among Corebridge Parent, as borrower, the lenders party thereto and the administrative agent thereto, and a Three-Year

Corebridge | 2022 Form 10-K 273

ITEM 8 | Notes to Consolidated Financial Statements | 13. Debt
Delayed Draw Term Loan Agreement (the “Three-Year DDTL Facility”) among Corebridge Parent, as borrower, the lenders party thereto and the administrative agent thereto.
The 18-Month DDTL Facility and Three-Year DDTL Facility provided us with committed delayed draw term loan facilities in the aggregate principal amount of $6.0 billion and $3.0 billion, respectively. On April 5, 2022, Corebridge Parent issued $6.5 billion of senior unsecured notes consisting of: $1.0 billion aggregate principal amount of its 3.50% Senior Notes due 2025, $1.25 billion aggregate principal amount of its 3.65% Senior Notes due 2027, $1.0 billion aggregate principal amount of its 3.85% Senior Notes due 2029, $1.5 billion aggregate principal amount of its 3.90% Senior Notes due 2032, $500 million aggregate principal amount of its 4.35% Senior Notes due 2042 and $1.25 billion aggregate principal amount of its 4.40% Senior Notes due 2052.
On April 6, 2022, in connection with the issuance of the senior unsecured notes of Corebridge Parent, (i) the commitments under the 18-Month DDTL Facility were terminated in full and (ii) the commitments under the Three-Year DDTL Facility were reduced from $3.0 billion to $2.5 billion. On August 25, 2022, in connection with the issuance of the hybrid junior subordinated notes, the commitments under the Three-Year DDTL Facility were further reduced from $2.5 billion to $1.5 billion.
On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility. For the current interest period, the Three-Year DDTL Facility will end on June 21, 2023, unless prior to that date Corebridge Parent elects to continue the loan, or a portion of it, for an additional interest period. For the current interest period, the Three-Year DDTL Facility bears interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Three-Year DDTL Agreement) plus the Applicable Rate (as defined in the Three-Year DDTL Agreement) of 1.000%, which is based on the then-applicable credit ratings of our senior unsecured long-term indebtedness. The Three-Year DDTL Facility matures on February 25, 2025.
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
AFFILIATED NOTES
In November 2021, Corebridge issued an $8.3 billion senior promissory note to AIG. We used the net proceeds from the senior unsecured notes, the net proceeds from the hybrid junior subordinated notes and a portion of the borrowing of the Three-Year DDTL Facility, discussed above, to repay the principal balance and accrued interest of this note to AIG. The interest rate per annum was equal to LIBOR plus 100 basis points and accrued semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2022.
In 2019, AGREIC issued a note to Lexington in the amount of $250 million. Interest expense incurred specific to this note was $0.4 million and $4 million for the years ended December 31, 2021 and 2020, respectively. On February 12, 2021, AGREIC repaid the loan and interest in the amount of $254 million.
On June 23, 2022, AIG Life (United Kingdom) borrowed GBP £10 million from AIG Transaction Execution Limited, which was repaid on July 7, 2022.
In 2013, AIG Property Company Limited issued an affiliated note to AIG Europe S.A. (Netherlands Branch) of $17 million for the purpose of purchasing a building. The carrying amount of the note was $9 million as of December 31, 2020. Interest expense incurred specific to this note was $0.3 million, $0.5 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. On October 1, 2021, AIG Property Company Limited repaid the loan and interest of $9 million to AIG Europe S.A.
AIGLH NOTES AND JUNIOR SUBORDINATED DEBENTURES
As of December 31, 2022, AIGLH had outstanding $427 million aggregate principal amount, consisting of $227 million of junior subordinated debt due between 2030 and 2046 and $200 million of notes due between 2025 and 2029. At December 31, 2022 and 2021, the junior subordinated debentures outstanding consisted of $54 million of 8.5% junior subordinated debentures due July 2030, $142 million of 8.125% junior subordinated debentures due March 2046 and $31 million of 7.57% junior subordinated debentures due December 2045, each guaranteed by AIG.
For details regarding guarantees provided by AIG related to these notes and debentures, see Note 14.
DEBT CASH TENDER OFFERS
During the twelve-month period ended December 31, 2021, $216 million of aggregate principal amount of AIGLH notes and AIGLH junior subordinated debentures were repurchased through cash tender offers for an aggregate purchase price of $312 million.

Corebridge | 2022 Form 10-K 274

ITEM 8 | Notes to Consolidated Financial Statements | 13. Debt
REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into the Revolving Credit Agreement (the “Credit Agreement”).
The Credit Agreement provides for a five-year total commitment of $2.5 billion, consisting of standby letters of credit and/or revolving credit borrowings without any limits on the type of borrowings. Under circumstances described in the Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the Credit Agreement of $3.0 billion. Loans under the Credit Agreement will mature on May 12, 2027. Under the Credit Agreement, the applicable rate, commitment fee and letter of credit fee are determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) in the case of U.S. dollar borrowings, Term SOFR plus an applicable credit spread adjustment plus an applicable rate or an alternative base rate plus an applicable rate; (ii) in the case of Sterling borrowings, SONIA plus an applicable credit spread adjustment plus an applicable rate; (iii) in the case of Euro borrowings, European Union interbank Offer Rate plus an applicable rate; and (iv) in the case of Japanese Yen, Tokyo Interbank Offered Rate plus an applicable rate. The alternative base rate is equal to the highest of (a) the New York Federal Reserve Bank Rate plus 0.50%, (b) the rate of interest in effect as quoted by The Wall Street Journal as the “Prime Rate” in the United States and (c) Term SOFR plus a credit spread adjustment of 0.100% plus an additional 1.00%.
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
LETTERS OF CREDIT
Effective July 28, 2022, Corebridge Parent replaced AIG as applicant and guarantor on two letters of credit totaling £80 million, for the benefit of AIG Life (United Kingdom). Effective January 1, 2023, Corebridge Parent replaced this letter of credit with a single letter of credit of £80 million. The letter of credit supports AIG Life (United Kingdom)’s capital position and will be counted as Tier 2 capital under EU Solvency II regulations as approved by the Prudential Regulation Authority.
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
AFFILIATED CREDIT FACILITIES
In 2015 and 2018, we entered into three revolving loan facilities with AIG pursuant to which our participating subsidiaries could, on a several basis, borrow monies from AIG subject to the terms and conditions stated therein. Principal amounts borrowed under each of these facilities could be repaid and re-borrowed, in whole or in part, from time to time, without penalty. As of December 31, 2021, there were no amounts owed under these facilities. On September 19, 2022, these credit facilities were terminated.
CONSOLIDATED INVESTMENT ENTITIES CREDIT FACILITIES
We also maintain revolving credit facilities that can be utilized exclusively by certain consolidated investment entities to acquire assets related to securitizations. Draws under those credit facilities cannot be utilized for general corporate purposes. Prior to the pricing of the related securitizations, these credit facilities have combined limits of up to $556 million. Subsequent to pricing of the related securitizations, the combined limits are expected to increase to up to approximately $1.4 billion. As of December 31, 2022 and December 31, 2021, we have drawn $177 million and $57 million, respectively, under the credit facilities. These credit facilities have maturity dates ranging from two years to nine years.
We also maintain revolving credit facilities that can exclusively be utilized by certain consolidated investment entities to acquire real estate assets. Draws under those credit facilities cannot be utilized for general corporate purposes. These credit facilities have consolidated limits of up to $420 million. As of December 31, 2022 and December 31, 2021, we have drawn $326 million and $403 million, respectively, under the credit facilities. Each of these credit facilities have maturity dates of three years.

Corebridge | 2022 Form 10-K 275

ITEM 8 | Notes to Consolidated Financial Statements | 14. Contingencies, Commitments and Guarantees

14. Contingencies, Commitments and Guarantees
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
For additional information, see Note 7.
Moriarty Litigation
Effective January 1, 2013, the California legislature enacted AB 1747 (the “Act”), which amended the Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (AGL) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013 effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. On February 7, 2022, Plaintiff filed motions for summary judgment and class certification; AGL opposed both motions and filed its own motion for partial summary judgment. On July 26, 2022, the District Court granted in part and denied in part AGL’s motion for partial summary judgment, and on September 7, 2022, the District Court denied Plaintiff's motion for summary judgment. In the summary judgment decisions, the District Court declined to

Corebridge | 2022 Form 10-K 276

ITEM 8 | Notes to Consolidated Financial Statements | 14. Contingencies, Commitments and Guarantees
adopt Plaintiff's theory that a failure to comply with the Act necessitates payment of policy benefits or to make a pre-trial determination as to AGL’s liability. On September 27, 2022, the District Court denied Plaintiff’s motion for class certification without prejudice. The District Court declined to certify Plaintiff’s proposed class consisting of claims for monetary damages and equitable relief, but indicated that Plaintiff could seek the certification of a narrower class consisting only of claims for monetary damages. The District Court indicated, however, that it has “substantial concerns” as to whether individual issues such as actual damages and causation would predominate, precluding class certification. While the District Court had initially set a trial date for February 7, 2023, it has since vacated that date and indicated that it will set a new trial date in due course, following consultation with the parties. Proceedings are ongoing in other California cases that raise similar industry-wide issues including in the McHugh case on remand from the California Supreme Court, in which the California Court of Appeal rendered an unpublished opinion on October 10, 2022 that also declined to hold that failure to comply with the Act automatically necessitates payment of policy benefits. We have accrued our current estimate of probable loss with respect to this litigation.
LEASE COMMITMENTS
We lease office space and equipment in various locations across jurisdictions in which the Company operates. The majority of the resulting obligation arising from these contracts is generated by our real estate portfolio, which only includes contracts classified as operating leases. As of December 31, 2022, the lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $43 million and $36 million, respectively, and we made cash payments of $20 million in 2022 in connection with these leases. As of December 31, 2021, the lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $66 million and $51 million, respectively, and we made cash payments of $23 million in 2021 in connection with these leases. The liability includes non-lease components, such as property taxes and insurance for our gross leases. Some of these leases contain options to renew after a specified period of time at the prevailing market rate; however, renewal options that have not been exercised as of December 31, 2022 are excluded until management attains a reasonable level of certainty. Some leases also include termination options at specified times and term; however, termination options are not reflected in the lease asset and liability balances until they have been exercised.
The weighted average discount rate and lease term assumptions used in determining the liability are 3.6% and 4.71 years, respectively. The primary assumption used to determine the discount rate is the cost of funding for the Company, which is based on the secured borrowing rate for terms similar to the lease term, and for the major financial markets in which Corebridge operates.
Rent expense was $33 million, $21 million and $21 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table presents the future undiscounted cash flows under operating leases at December 31, 2022:

(in millions)
2023	$16
2024	9
2025	7
2026	6
2027	2
Remaining years after 2027	6
Total undiscounted lease payments	46
Less: Present value adjustment	3
Net lease liabilities	$43
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $4.6 billion at December 31, 2022.
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

Corebridge | 2022 Form 10-K 277

ITEM 8 | Notes to Consolidated Financial Statements | 14. Contingencies, Commitments and Guarantees
We are unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments related to completed sales under these arrangements, and no material liabilities related to these arrangements have been recorded in the Consolidated Balance Sheets.
Guarantees provided by AIG
Prior to the IPO, AIG provided certain guarantees to us as described below. Pursuant to the Separation Agreement we entered into with AIG dated September 14, 2022 (the “Separation Agreement”), we will indemnify, defend and hold harmless AIG against or from any liability arising from or related to these guarantees.
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which AHAC or NUFIC has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the years ended December 31, 2022 or 2021.
AGC is a party to a Capital Maintenance Agreement (“CMA”) with AIG. Among other things, the CMA provides that AIG will maintain the total adjusted capital of AGC at or above a specified minimum percentage of AGC’s projected Company Action Level Risk Based Capital. AIG did not make any capital contributions to AGC under the CMA during the year ended December 31, 2022. As of December 31, 2022 and 2021, the specified minimum capital percentage in the CMA was 250%.
AIG provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of AIGLH. This includes:
•a guarantee (the “AIGLH External Debt Guarantee”) in connection with AIGLH junior subordinated debentures and certain AIG notes (the “AIGLH External Debt”); and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, AIGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes are guaranteed by AIG for the benefit of AGL. We paid no fees for these guarantees for the years ended December 31, 2022, or 2021
In addition to the Separation Agreement, we have entered into a guarantee reimbursement agreement with AIG which provides that we will reimburse AIG for the full amount of any payment made by or on behalf of AIG pursuant to the AIGLH External Debt Guarantee. We have also entered into a collateral agreement with AIG which provides that in the event of: (i) a ratings downgrade of Corebridge Parent or AIGLH long-term unsecured indebtedness below specified levels or (ii) the failure by AIGLH to pay principal and interest on the External Debt when due, we must collateralize an amount equal to the sum of: (i) 100% of the principal amount outstanding, (ii) accrued and unpaid interest and (iii) 100% of the net present value of scheduled interest payments through the maturity dates of the AIGLH External Debt.
•For additional discussion on commitments and guarantees associated with VIEs, see Note 9.
•For additional disclosures about derivatives, see Note 10.
•For additional disclosures about debt, see Note 13.
•For additional disclosures about related parties, see Note 21.

15. Equity and Redeemable Noncontrolling Interest
COREBRIDGE SHAREHOLDERS’ EQUITY
Retained Earnings
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

November 8, 2022	December 16, 2022	December 30, 2022	$0.23
September 30, 2022	October 10, 2022	October 20, 2022	$0.23
For the year ended December 31, 2022, Corebridge paid cash dividends of $876 million.
The following sections summarize certain transactions that occurred prior to and including the Reorganization that affected shareholders’ equity.

Corebridge | 2022 Form 10-K 278

ITEM 8 | Notes to Consolidated Financial Statements | 15. Equity and Redeemable Noncontrolling Interest
As discussed in Note 1, the separate legal entities that made up the company’s business were not historically held by a single legal entity, and Shareholders’ net investment was shown in lieu of Shareholders’ equity in these financial statements prior to December 31, 2021, representing our shareholders’ interest in the recorded assets of the Company and their cumulative investment through December 31, 2021, inclusive of operating results. As part of the internal reorganization, Cap Corp and certain of its subsidiaries were transferred as common control transactions.
Dividends Declared
On February 16, 2023, the Company declared a cash dividend on Corebridge Common Stock of $0.23 per share, payable on March 31, 2023 to shareholders of record at close of business on March 17, 2023.
Prior to completion of the Reorganization on December 31, 2021, the following significant transactions were recorded in Shareholder’s net investment.
Distributions
For the years ended December 31, 2021, and 2020 Corebridge distributed dividends to AIG in the amount of $13.1 billion and $450 million, respectively.
For the year ended December 31, 2021, Cap Corp returned capital to AIG in the amount of $536 million. There was no return of capital for the year ended December 31, 2020.
AIG Bermuda Tax Payment Allocation Agreement
Under an Amended and Restated Tax Payment Allocation Agreement dated June 6, 2011 between AIG and AIG Bermuda, AIG agreed to indemnify AIG Bermuda for any tax liability (including interest and penalties) resulting from adjustments made by the IRS or other appropriate authorities to taxable income, special deductions or credits in connection with investments made by AIG Bermuda in certain affiliated entities. At both December 31, 2022 and 2021, the Company had no remaining indemnification asset. Changes in the indemnification asset were recorded through Shareholders’ Equity. For the years ended December 31, 2021 and 2020, the change in indemnification asset was $353 million and $203 million, respectively, with an equal and offsetting change to unrecognized tax benefits.
Fortitude Re Sale
Following closing of the Majority Interest Fortitude Sale in the second quarter of 2020, AIG contributed $135 million to Corebridge. In 2021, AIG, Inc. contributed its 3.5% ownership interest in Fortitude Group Holdings, LLC to Corebridge. The carrying value of this investment was $156 million and $100 million at December 31, 2022 and 2021, respectively.
Refer to Notes 1 and 7 for additional information regarding the Fortitude Re sale.
AIG Federal Tax Sharing Agreement
Prior to the IPO, Certain Corebridge entities were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a consolidated or unitary basis. Under our pre-existing federal tax sharing agreements with AIG related to those filings, we settle our current tax liability as if the Corebridge entities are each a separate standalone taxpayer. Further, AIG credits us to the extent our net operating losses, tax credits and other tax benefits are used in AIG's consolidated tax return and charges us to the extent of our tax liability (calculated on a separate return basis).
Refer to Note 20 for additional information related to the AIG Federal Tax Sharing Agreement.

Corebridge | 2022 Form 10-K 279

ITEM 8 | Notes to Consolidated Financial Statements | 15. Equity and Redeemable Noncontrolling Interest
Accumulated Other Comprehensive Income (Loss)
The following table presents a roll forward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance at December 31, 2019, net of tax	$—	$9,361	$—	$(40)	$8	$9,329
Change in unrealized depreciation of investments	(89)	8,984	—	—	—	8,895
Change in deferred policy acquisition costs adjustment and other	11	(1,194)	—	—	—	(1,183)
Change in future policy benefits	—	(870)	—	—	—	(870)
Change in cash value hedges	—	—	—	—	—	—
Change in foreign currency translation adjustments	—	—	—	61	—	61
Change in net actuarial loss	—	—	—	—	(2)	(2)
Change in prior service credit	—	—	—	—	—	—
Change in deferred tax asset (liability)	16	(1,583)	—	(4)	—	(1,571)
Total other comprehensive income	(62)	5,337	—	57	(2)	5,330
Less: Noncontrolling interests	—	—	—	6	—	6
Balance at December 31, 2020, net of tax	$(62)	$14,698	$—	$11	$6	$14,653
Change in unrealized depreciation of investments	39	(7,496)	—	—	—	(7,457)
Change in deferred policy acquisition costs adjustment and other	(11)	973	—	—	—	962
Change in future policy benefits	—	915	—	—	—	915
Change in foreign currency translation adjustments	—	—	—	(22)	—	(22)
Change in net actuarial loss	—	—	—	—	1	1
Change in prior service credit	—	—	—	—	—	—
Change in deferred tax asset (liability)	(6)	1,099	—	2	—	1,095
Total other comprehensive income	22	(4,509)	—	(20)	1	(4,506)
Other	—	20	—	—	—	20
Less: Noncontrolling interests	—	—	—	—	—	—
Balance at December 31, 2021, net of tax	$(40)	$10,209	$—	$(9)	$7	$10,167
Change in unrealized depreciation of investments	(78)	(40,323)	—	—	—	(40,401)
Change in deferred policy acquisition costs adjustment and other	9	6,296	—	—	—	6,305
Change in future policy benefits	—	2,612	—	—	—	2,612
Change in cash flow hedges	—	—	203	—	—	203
Change in foreign currency translation adjustments	—	—	—	(109)	—	(109)
Change in net actuarial loss	—	—	—	—	2	2
Change in deferred tax asset (liability)	15	5,287	(46)	8	—	5,264
Total other comprehensive income (loss)	(54)	(26,128)	157	(101)	2	(26,124)
Less: Noncontrolling interests	—	—	—	(10)	—	(10)
Balance, December 31, 2022, net of tax	$(94)	$(15,919)	$157	$(100)	$9	$(15,947)

Corebridge | 2022 Form 10-K 280

ITEM 8 | Notes to Consolidated Financial Statements | 15. Equity and Redeemable Noncontrolling Interest
The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2022, 2021, and 2020 respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Year Ended December 31, 2022
Unrealized change arising during period	$(80)	$(31,963)	$203	$(109)	$2	$(31,947)
Less: Reclassification adjustments included in net income	(11)	(548)	—	—	—	(559)
Total other comprehensive income (loss), before income tax expense (benefit)	(69)	(31,415)	203	(109)	2	(31,388)
Less: Income tax expense (benefit)	(15)	(5,287)	46	(8)	—	(5,264)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(54)	$(26,128)	$157	$(101)	$2	$(26,124)
Year Ended December 31, 2021
Unrealized change arising during period	$28	$(4,860)	$—	$(21)	$1	$(4,852)
Less: Reclassification adjustments included in net income	—	748	—	—	—	748
Total other comprehensive income (loss), before income tax expense (benefit)	28	(5,608)	—	(21)	1	(5,600)
Less: Income tax expense (benefit)	6	(1,099)	—	(1)	—	(1,094)
Total other comprehensive income (loss), net of income tax expense (benefit)	$22	$(4,509)	$—	$(20)	$1	$(4,506)
Year Ended December 31, 2020
Unrealized change arising during period	$(107)	$7,558	$—	$60	$(2)	$7,509
Less: Reclassification adjustments included in net income	(29)	636	—	—	—	607
Total other comprehensive income (loss), before income tax expense (benefit)	(78)	6,922	—	60	(2)	6,902
Less: Income tax expense (benefit)	(16)	1,585	—	3	—	1,572
Total other comprehensive income (loss), net of income tax expense (benefit)	$(62)	$5,337	$—	$57	$(2)	$5,330
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Consolidated Statements of Income:

	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income (Loss)
	Years Ended December 31,
(in millions)	2022	2021	2020
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(11)	$—	$(29)	Net realized gains (losses)
Total	(11)	—	(29)
Unrealized appreciation (depreciation) of all other investments
Investments	(548)	748	636	Net realized gains (losses)
Total	(548)	748	636
Total reclassifications for the period	$(559)	$748	$607

Corebridge | 2022 Form 10-K 281

ITEM 8 | Notes to Consolidated Financial Statements | 15. Equity and Redeemable Noncontrolling Interest
NON-REDEEMABLE NONCONTROLLING INTEREST
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

	Non-Redeemable Noncontrolling Interest
	Years Ended December 31,
(in millions)	2022	2021	2020
Beginning balance	$1,759	$2,549	$1,874
Net income attributable to redeemable noncontrolling interest	320	929	224
Other comprehensive loss, net of tax	(10)	—	6
Changes in noncontrolling interests due to divestitures and acquisitions	(104)	(373)	633
Contributions from noncontrolling interests	155	264	268
Distributions to noncontrolling interests	(1,181)	(1,611)	(454)
Other	—	1	(2)
Ending balance	$939	$1,759	$2,549
Refer to Note 9 for additional information related to Variable Interest Entities.
REDEEMABLE NONCONTROLLING INTEREST
The Company has launched certain investment funds which non-consolidated Corebridge affiliates participate in. Certain of these funds are redeemable at the option of the holder and thus are accounted for as mezzanine equity.
The following table presents a roll forward of redeemable noncontrolling interest:

	Redeemable Noncontrolling Interest
	Years Ended December 31,
(in millions)	2022	2021	2020
Beginning balance	$83	$51	$—
Distributions to noncontrolling interests	(83)	—	—
Contributions from noncontrolling interests	—	32	50
Net income attributable to redeemable noncontrolling interest	—	—	1
Ending balance	$—	$83	$51

Corebridge | 2022 Form 10-K 282

ITEM 8 | Notes to Consolidated Financial Statements | 16. Earnings Per Common Share

16. Earnings Per Common Share
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
The following table presents the computation of basic and diluted EPS for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(in millions, except per common share data)	2022	2021	2020
Numerator for EPS:
Net income (loss)	$8,469	N/A	N/A
Less: Net income (loss) attributable to noncontrolling interests	320	N/A	N/A
Net income (loss) attributable to Corebridge common shareholders	$8,149	N/A	N/A
Net income attributable to Class A shareholders	N/A	$6,859	$578
Net income attributable to Class B shareholders	N/A	$496	$64

Denominator for EPS(a):
Weighted average common shares outstanding - basic	646.1	N/A	N/A
Dilutive common shares(b)	1.3	N/A	N/A
Weighted average common shares outstanding - diluted	647.4	N/A	N/A
Common stock Class A - basic and diluted	N/A	581.1	581.1
Common stock Class B - basic and diluted	N/A	63.9	63.9

Income per common share attributable to Corebridge common shareholders(a)
Basic:
Common stock	$12.61	N/A	N/A
Common stock Class A	N/A	$11.80	$1.00
Common stock Class B	N/A	$7.77	$1.00
Diluted:
Common stock	$12.59	N/A	N/A
Common stock Class A	N/A	$11.80	$1.00
Common stock Class B	N/A	$7.77	$1.00
(a)     The results of the September 6, 2022 stock split have been applied retroactively for all periods prior to September 6, 2022.
(b)     Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 41 thousand for the year ended December 31, 2022 because the effect of including those common shares in the calculation would have been anti-dilutive. There were no anti-dilutive instruments for the years ended December 31, 2021 and 2020.

Corebridge | 2022 Form 10-K 283

ITEM 8 | Notes to Consolidated Financial Statements | 17. Statutory Financial Data and Restrictions

17. Statutory Financial Data and Restrictions
The following table presents statutory net income (loss) and capital and surplus for our insurance operations companies in accordance with statutory accounting practices:

(in millions)	2022	2021	2020
Years Ended December 31,
Statutory net income (loss)*:
Insurance Operations companies:
Domestic	$3,091	$2,588	$482
Foreign	4	(4)	6
Total Insurance Operations companies	$3,095	$2,584	$488
December 31,
Statutory capital and surplus*:
Insurance Operations companies:
Domestic	$12,229	$12,471
Foreign	476	612
Total Insurance Operations companies	$12,705	$13,083
Aggregate minimum required statutory capital and surplus:
Insurance Operations companies:
Domestic	$4,057	$3,903
Foreign	189	208
Total Insurance Operations companies	$4,246	$4,111
*     The 2022 amounts reflect our best estimate of the statutory net income, capital and surplus as of the dates these financial statements were issued.
Our insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic and foreign insurance regulatory authorities. The principal differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP for domestic companies are that statutory financial statements do not reflect DAC, most bond portfolios may be carried at amortized cost, investment impairments are determined in accordance with statutory accounting practices, assets and liabilities are presented net of reinsurance, policyholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted.
For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the United States and can vary significantly by jurisdiction. At both December 31, 2022 and 2021, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.
For foreign insurance companies, financial statements are prepared in accordance with local regulatory requirements. These accounting practices differ from U.S. GAAP primarily by different rules on deferral of policy acquisition costs, amortization of deferred acquisition costs, and establishing future policy benefit liabilities using different actuarial assumptions, as well as valuing for deferred taxes on a different basis.
Regulation XXX requires U.S. life insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (“ULSGs”). In addition, Guideline AXXX clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs.
Domestic life insurance subsidiaries manage the capital impact of statutory reserve requirements under Regulation XXX and Guideline AXXX through unaffiliated and affiliated reinsurance transactions. The domestic affiliated life insurer providing reinsurance capacity for such transactions is a fully licensed insurance company and is not formed under captive insurance laws.
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
STATUTORY PERMITTED ACCOUNTING PRACTICE
At December 31, 2022 and 2021, AGL used the following permitted practice that resulted in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk based capital that would have been reported had NAIC statutory accounting practices or the prescribed regulatory accounting practices of their respective state regulator been followed in all respects:

Corebridge | 2022 Form 10-K 284

ITEM 8 | Notes to Consolidated Financial Statements | 17. Statutory Financial Data and Restrictions
•Effective December 31, 2019 and periods through September 30, 2020, AGL, a life insurance subsidiary domiciled in Texas, implemented a permitted statutory accounting practice to recognize an admitted asset related to the notional value of coverage defined in an excess of loss reinsurance agreement. This reinsurance agreement has a 20-year term and provides coverage to AGL for aggregate claims incurred during the agreement term associated with guaranteed living benefits on certain fixed index annuities generally issued prior to April 2019 (“Block 1”) exceeding an attachment point as defined in the agreement.
•Effective October 1, 2020 and periods through September 30, 2023, this permitted practice was expanded to similarly recognize an additional admitted asset related to the net notional value of coverage as defined in a separate excess of loss reinsurance agreement. This additional reinsurance agreement has a 25-year term and provides coverage to the subsidiary for aggregate excess of loss claims associated with guaranteed living benefits on a block of fixed index annuities generally issued in April 2019 or later, including new business issued after the effective date (“Block 2”).
•Effective December 31, 2020, this expanded permitted practice also extended the term of the permitted practice for Block 1 from September 30, 2020 to September 30, 2023. The reinsurance agreement covering contracts in Block 1 was also amended to conform certain provisions with the Block 2 reinsurance agreement. Additionally, effective December 31, 2022, the reinsurance agreement for Block 2 was amended to update certain definitions contained in the agreement related to new business.
•Effective October 1, 2022 and periods through September 30, 2023, this permitted practice was expanded to similarly recognize an additional admitted asset related to the net notional value of coverage as defined in a separate excess of loss reinsurance agreement. This additional reinsurance agreement has a 25-year term and provides coverage to the subsidiary for aggregate excess of loss claims associated with the base contract along with the guaranteed living benefits rider on a block of fixed annuities inforce on the treaty effective date, including new business issued after the effective date (“Block 3”).
The permitted practice allows AGL to manage its reserves in a manner more in line with anticipated principle-based reserving requirements once they have been developed. This permitted practice resulted in an increase in the statutory surplus of AGL of approximately $1.0 billion and $584 million at December 31, 2022 and 2021, respectively. AGL may seek continuation of the permitted practice beyond September 30, 2023, subject to the approval of its domiciliary regulator.
SUBSIDIARY DIVIDEND RESTRICTIONS
Payments of dividends to us by our insurance subsidiaries are subject to certain restrictions imposed by laws and regulations of their respective domiciliary jurisdictions.
With respect to our domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. Additionally, prior approval from such insurance regulator is required when the amount of the dividend is above certain regulatory thresholds.
For example, under the insurance law of the State of Texas, where two of our four domestic insurance subsidiaries are incorporated, our Texas-domiciled insurance companies (AGL and VALIC) are each permitted, without prior insurance regulatory approval, to pay a dividend to its shareholder as long as the amount of the dividend when aggregated with all other dividends made in the preceding 12 months does not exceed the greater of: (i) 10% of its policyholder surplus as of the end of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized gains), not including pro rata distributions of such insurance company’s own securities. AGL and VALIC, as the case may be, will be permitted to pay a dividend to its shareholder in excess of the greater of such two amounts (i.e., an extraordinary dividend) only if it files notice of the declaration of such an extraordinary dividend and the amount thereof with the Texas Commissioner of Insurance and the Texas Commissioner either approves the distribution of the extraordinary dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (generally defined as “unassigned funds (surplus)”) calculated as of the most recent financial information available requires insurance regulatory approval. Under the Texas insurance law, the Texas Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholder(s). Substantially similar provisions exist under Missouri law governing payment of dividends by our Missouri-domiciled insurance holding company (AGC Life), and more restrictive provisions exist under New York insurance laws governing payment of dividends by our New York-domiciled insurance company (USL). As our operating insurance subsidiaries (AGL, VALIC and USL) are wholly owned by AGC Life, all dividends from these subsidiaries must be distributed through AGC Life to us and are, thus, subject to notice and/or prior approval or non-disapproval of the Missouri Department of Insurance.
Based on the foregoing, the maximum amount that would qualify as an ordinary dividend, which would consequently be free from restriction and available for payment of dividends to AGC Life (as immediate parent company), by AGL, VALIC and USL in 2023, based upon financial information as of December 31, 2022, is estimated to be $2.0 billion. Specific to AGC Life, the maximum amount that would qualify as an ordinary dividend, which would consequently be free from restriction and available for payment of dividends to Corebridge in 2023, based upon financial information as of December 31, 2022 is estimated to be $3.5 billion, subject to availability of earned surplus as required under Missouri insurance law. The estimated ordinary dividend capacities of our insurance companies in Texas and Missouri are further limited by the fact that dividend tests under Texas and Missouri insurance laws are based on dividends

Corebridge | 2022 Form 10-K 285

ITEM 8 | Notes to Consolidated Financial Statements | 17. Statutory Financial Data and Restrictions
previously paid over rolling twelve-month periods. Consequently, depending on the actual payment dates during 2023, some or all of the dividends estimated to be ordinary in 2023 may require regulatory approval or non-disapproval.
Similar to our domestic insurance companies, our international insurance subsidiaries’ ability to pay dividends to us is also subject to regulatory requirements imposed by the jurisdictions in which they are domiciled. These requirements include, for example, prior notification of intent to pay a dividend, satisfying certain earnings, reserve or solvency thresholds in order to pay a dividend, and obtaining regulatory approval for payment of any dividend in excess of stated limits.
To our knowledge, no Corebridge insurance company is currently on any regulatory or similar “watch list” with regard to solvency.
COREBRIDGE DIVIDEND RESTRICTIONS
At December 31, 2022, Corebridge’s ability to pay dividends is not subject to any significant contractual restrictions but remains subject to customary regulatory restrictions.

18. Share-Based Compensation Plans
AIG Equity Awards

Prior to the IPO, certain of our employees received grants of equity awards under the AIG Long Term Incentive Plan (as amended) and its predecessor plan, the AIG 2013 Long Term Incentive Plan (each as applicable, the “LTIP”), which are governed by the AIG 2013 Omnibus Incentive Plan (“Omnibus Plan”). The value of AIG equity awards are linked to the performance of AIG’s common stock. AIG granted equity awards to our employees primarily in the form of AIG restricted stock units (“RSUs”) but also granted AIG performance share units (“PSUs”) and AIG stock options to certain executives.
AIG RSUs and AIG stock options granted to our employees by AIG will be earned based solely on continued service by the participant while AIG PSUs will be earned based on both continued service and AIG achieving specified performance goals at the end of a three-year performance period. These performance goals were pre-established by AIG’s Compensation and Management Resources Committee (“CMRC”) for each annual grant. The actual number of PSUs earned can vary from zero to 200% of the amount granted. Vesting occurs on January 1 of the year immediately following the end of the three-year performance period.
Prior to 2021, LTI awards accrued dividend equivalent units (“DEUs”) in the form of additional PSUs and/or RSUs whenever a cash dividend is declared on shares of AIG Common Stock; the DEUs were subject to the same vesting terms and conditions as the underlying unit. Beginning in 2021, PSUs and RSUs granted via the annual 2021 LTI award (as of the date of grant), and those existing from the 2020 LTI awards (as of the third quarter) accrue dividend equivalent rights (DERs) as AIG’s dividends are declared. These DERs will be settled in cash only if the underlying units’ vesting conditions are met; previously accrued DEUs were not impacted by this change.
The fair value of AIG RSUs and AIG PSUs that are earned solely based on certain AIG-specific metrics was based on the closing price of AIG Common Stock on the grant date; while the fair value of AIG PSUs that are earned based on AIG’s relative total shareholder return (“TSR”) was determined on the grant date using a Monte Carlo simulation. The fair value of AIG stock options was estimated on the grant date using the Black-Scholes model.
Corebridge Equity Awards
On September 6, 2022, Corebridge Parent adopted the Corebridge Financial, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) and the Corebridge Financial, Inc. Long-term Incentive Plan (the “LTIP,” together with the 2022 Plan, the “Corebridge Plans”). Following the IPO, equity awards may be granted under the Corebridge Plans to current employees or directors of the Company or, solely with respect to their final year of service, former employees.
Equity awards under the Corebridge Plans are linked to Corebridge Parent’s common stock (“CRBG Stock”). A total of 40,000,000 shares of CRBG Stock are authorized for delivery pursuant to awards granted or assumed under the Plans. Delivered shares may be newly-issued shares or shares held in treasury.
RSU Conversion
All AIG RSUs that were held by our active employees on September 14, 2022 (the pricing date for the IPO) were converted into RSUs linked to the performance of CRBG Stock (“Corebridge RSUs”), on terms and conditions that are substantially the same as the corresponding AIG RSUs, with the number of AIG RSUs adjusted in a manner intended to preserve their intrinsic value as of immediately before and immediately following the conversion (subject to rounding). Specifically, the AIG RSUs were converted to Corebridge RSUs based on a conversion factor of 2.580952. The conversion factor was determined by the AIG closing stock price on September 14 ($54.20) divided by the public offering price for CRBG Stock in the IPO ($21.00).

Corebridge | 2022 Form 10-K 286

ITEM 8 | Notes to Consolidated Financial Statements | 18. Share-Based Compensation Plans

The following table presents our total direct share-based compensation expense which is settled as part of our quarterly intercompany process. This table reflects both AIG equity awards and Corebridge RSUs:

Years Ended December 31,
(in millions)	2022	2021	2020
Share-based compensation expense - pre-tax	$75	$88	$74
Share-based compensation expense - after tax	59	70	58
The following table presents the Corebridge RSUs that were converted from AIG RSUs on September 14, 2022:

As of or for the Year Ended December 31,	2022
	Number of Units	Weighted Average Grant Date Fair Value
Unvested, beginning of year	$—	$—
Granted	10,328,220	21.00
Vested	(3,674,973)	21.00
Forfeited	(116,092)	21.00
Unvested, end of year	$6,537,155	$21.00
At December 31, 2022, the total unrecognized compensation cost for outstanding RSUs was $40 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 1.0 year and 2.25 years, respectively.

Corebridge | 2022 Form 10-K 287

ITEM 8 | Notes to Consolidated Financial Statements | 19. Employee Benefits

19. Employee Benefits
PENSION PLANS
Certain employees and retirees participate in U.S. defined benefit pension plans sponsored by AIG that include participants from other affiliates of AIG (the “Pension Plans”). These plans are closed to new participants and current participants no longer earn benefits (i.e., the plans are frozen). As sponsor of these plans, AIG is ultimately responsible for maintenance of these plans in compliance with applicable laws.
Following the IPO, we have ceased to be a participating affiliate in, and do not have any liability with respect to, the Pension Plans. Prior to the IPO, we accounted for the Pension Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Pension Plans. We recognized a liability only for any required contributions to the Pension Plans that were accrued and unpaid at the balance sheet date. The Company’s allocated share of AIG’s net pension credits recorded in the Consolidated Statements of Income (Loss) was $27 million, $52 million and $31 million for the years ended December 31, 2022, 2021 and 2020, respectively.
In addition, certain employees in Ireland participate in a defined benefit pension plan sponsored by the Company (the “Irish Plan”), registered with the Irish Pensions Board under the Pensions Act of 1990 in Ireland. The Irish Plan does not include participants from other affiliates of AIG and was closed to new participants after December 2005, and to future service accrual for active members after July 2017. Members with benefits under the Irish Plan are not required to contribute to it. The obligations and related net periodic benefit expense associated with the Irish Plan is included in the Consolidated Financial Statements. The projected benefit obligation recorded in the Consolidated Balance Sheets was $15 million and $25 million as of December 31, 2022 and 2021, respectively. The fair value of plan assets recorded in the Consolidated Balance Sheets was $22 million and $28 million as of December 31, 2022 and 2021, respectively.
POSTRETIREMENT PLANS
Prior to August 22, 2022, AIG provided postemployment medical and life benefits for certain retired employees (the “Benefits”). The Company’s share of other postretirement benefit expense recorded in the Consolidated Statements of Income (Loss) was $1 million, $3 million and $3 million for the years ended December 31, 2022, 2021 and 2020 respectively.
Since August 22, 2022, the Benefits are provided by Corebridge Parent with certain limited exceptions. The related projected benefit obligation recorded in the Consolidated Balance Sheet was $37 million as of December 31, 2022.
The Benefits are based upon the employee attaining the age of 55 and having a minimum of ten years of service, which was reduced to 5 years in 2019 for medical coverage only. Eligible employees who have medical coverage can enroll in retiree medical upon termination of employment. Medical benefits are contributory, while the life insurance benefits, which are closed to new employees, are generally non-contributory. Retiree medical contributions vary from none for pre-1989 retirees to actual premium payments reduced by certain subsidies for post-1992 retirees. These retiree contributions are subject to annual adjustments. Other cost sharing features of the medical plan include deductibles, coinsurance, Medicare coordination, and an employer subsidy for grandfathered employees only.
DEFINED CONTRIBUTION PLANS
Prior to August 22, 2022, employees participated in AIG’s qualified defined contribution plan that provided for contributions by employees, as well as an employer contribution. On August 22, 2022, participants’ accounts in the AIG plan were transferred to the Corebridge Financial Inc. Retirement Savings 401(k) Plan. The Company’s contributions relating to these plans were $76 million, $74 million and $72 million for the years ended December 31, 2022, 2021 and 2020, respectively.
In addition, the Company sponsors defined contribution plans for certain non-U.S. employees which also provide for contributions by employees, as well as an employer contribution. The Company’s contributions relating to these plans were $8 million, $8 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Corebridge | 2022 Form 10-K 288

ITEM 8 | Notes to Consolidated Financial Statements | 20. Income Taxes

20. Income Taxes
BASIS OF PRESENTATION
Prior to the IPO, Corebridge parent and certain U.S. subsidiaries were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. Our provision for income taxes is calculated on a separate return basis. Following the IPO, AIG owns a less than 80% interest in Corebridge, resulting in tax deconsolidation of Corebridge from the AIG Consolidated Tax Group and in a small minority of state jurisdictions which follow federal consolidation rules, the most significant being Florida. In addition, under applicable tax law, AGC and its directly owned life insurance subsidiaries (the “AGC Group”) will not be permitted to join in the filing of a U.S. consolidated federal income tax return with our other subsidiaries (collectively, the “Non-Life Group”) for the five-year waiting period. Instead, the AGC Group is expected to file separately as members of the AGC consolidated U.S. federal income tax return during the five-year waiting period. Following the five-year waiting period, the AGC Group is expected to join the U.S. consolidated federal income tax return with the Non-Life Group.
As discussed in Note 1, Cap Corp and certain of its subsidiaries were not transferred to Corebridge parent as part of the internal reorganization executed during the fourth quarter of 2021 and have therefore been adjusted through Shareholders’ equity in the Company’s Consolidated Financial Statements. This adjustment includes historical reserves for uncertain tax positions and deferred tax assets related to the tax attribute carryforwards of Cap Corp and certain of its affiliates which were part of the prior period balance sheet.
Under our pre-existing federal tax sharing agreements with AIG, we settle our current tax liability as if the Corebridge entities are each a separate stand-alone taxpayer. Further, AIG credits us to the extent our net operating losses, tax credits, and other tax benefits are used in AIG’s consolidated tax return and charges us to the extent of our tax liability (calculated on a separate return basis). Accordingly, our net operating loss and tax credit carryforwards disclosed currently represent the estimated separate company tax attribute carryforwards that have not been utilized on a consolidated AIG basis. Under the U.S. tax rules, these tax attribute carryforwards remain with the relevant Corebridge entities and will be available for utilization by the respective Corebridge U.S. federal tax filing groups following tax deconsolidation from AIG. Our tax attribute carryforwards will continue to be adjusted based on the short-period 2022 Corebridge tax return included as part of the AIG consolidated federal income tax return as well as certain IRS and other adjustments identified in AIG’s consolidated prior year tax returns. The balance sheet classification of U.S. federal current and deferred tax assets/liabilities is based on the respective separate U.S. Federal tax filing groups.
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
RECENT U.S. TAX LAW CHANGES
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (H.R. 5376), (the “Inflation Reduction Act”), which finances climate and energy provisions and an extension of enhanced subsidies under the Affordable Care Act with a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period, a 1% stock buyback tax, increased IRS enforcement funding, and Medicare's new ability to negotiate prescription drug prices. CAMT and the stock buyback tax are effective for tax years beginning after December 31, 2022. The tax provisions of Inflation Reduction Act are not expected to have a material impact on Corebridge’s financial results. However, the CAMT may impact our U.S. cash tax liabilities.
RECLASSIFICATION OF CERTAIN TAX EFFECTS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME
Corebridge uses an item-by-item approach to release the stranded or disproportionate income tax effects in AOCI related to our available-for-sale securities. Under this approach, a portion of the disproportionate tax effects is assigned to each individual security lot at the date the amount becomes lodged. When the individual securities are sold, mature, or are otherwise impaired on an other-than-temporary basis, the assigned portion of the disproportionate tax effect is reclassified from AOCI to income (loss) from operations.

Corebridge | 2022 Form 10-K 289

ITEM 8 | Notes to Consolidated Financial Statements | 20. Income Taxes

EFFECTIVE TAX RATE
The following table presents income (loss) before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2022	2021	2020
U.S.	$10,436	$9,518	$827
Foreign	24	609	24
Total	$10,460	$10,127	$851
The following table presents the income tax expense (benefit) attributable to pre-tax income (loss):

Years Ended December 31,
(in millions)	2022	2021	2020
U.S. and Foreign components of actual income tax expense:
U.S.:
Current	$868	$1,943	$1,714
Deferred	1,133	(81)	(1,726)
Foreign:
Current	10	3	10
Deferred	(20)	(22)	(13)
Total	$1,991	$1,843	$(15)
Our actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

Years Ended December 31,	2022			2021			2020
(dollars in millions)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/ (Benefit)	Percent of Pre-Tax Income

U.S. federal income tax at statutory rate	$10,460	$2,197	21.0%	$10,127	$2,127	21.0%	$851	$178	21.0%
Adjustments:
Uncertain tax positions	—	2	—	—	(69)	(0.7)	—	17	2.0
Reclassifications from accumulated other comprehensive income	—	(84)	(0.8)	—	(108)	(1.1)	—	(100)	(11.8)
Noncontrolling interest	—	(67)	(0.6)	—	(197)	(1.9)	—	(47)	(5.5)
Dividends received deduction	—	(36)	(0.3)	—	(37)	(0.4)	—	(39)	(4.6)
Tax deconsolidation and separation costs	—	(104)	(1.0)	—	—	—	—	—	—
State and local income taxes	—	9	0.1	—	105	1.0	—	(4)	(0.5)
Other	—	(29)	(0.3)	—	(5)	—	—	1	0.1
Adjustments to prior year tax returns	—	(48)	(0.5)	—	(3)	—	—	(27)	(3.2)
Share based compensation payments excess tax deduction	—	(6)	(0.1)	—	4	—	—	10	1.2
Valuation allowance	—	157	1.5	—	26	0.3	—	(4)	(0.5)
Consolidated total amounts	$10,460	$1,991	19.0%	$10,127	$1,843	18.2%	$851	$(15)	(1.8)%
For the year ended December 31, 2022, there was a tax expense on income from operations, resulting in an effective tax rate on income from operations of 19.0%. The effective tax rate on income from operations differs from the statutory tax rate of 21.0% primarily due to tax benefits of $104 million of associated with the tax deconsolidation from AIG, $84 million reclassifications from accumulated other comprehensive income to income from operations related to the disposal of available for sale securities, $67 million associated with noncontrolling interest, and $36 million dividends received deduction. These tax benefits were partially offset by a tax charge of $157 million due primarily as a result of the tax deconsolidation.

For the year ended December 31, 2021, there was a tax benefit on income from operations, resulting in an effective tax rate on income from operations of 18.2%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits of $108 million of reclassifications from accumulated other comprehensive income to income from operations related to the disposal of available for sale securities, $197 million associated with noncontrolling interest, $37 million dividends received deduction, and $69 million primarily associated with the release of reserves for uncertain tax positions, penalties and interest related to the recent completion of audit activity by the IRS. These tax benefits were partially offset by a tax charge of $105 million related to state and local income taxes and $18 million associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards.

Corebridge | 2022 Form 10-K 290

ITEM 8 | Notes to Consolidated Financial Statements | 20. Income Taxes

For the year ended December 31, 2020, there was a tax benefit on income from operations, resulting in an effective tax rate on loss from operations of (1.8)%. The effective tax rate on loss from operations differs from the statutory tax rate of 21% primarily due to tax benefits of $100 million of reclassifications from accumulated other comprehensive income to income from operations related to the disposal of available for sale securities, $47 million associated with noncontrolling interest, $39 million dividends received deduction and $27 million associated with tax adjustments related to prior year returns. These tax benefits are partially offset by a tax charge of $17 million related to changes in uncertain tax positions, including the accrual of IRS interest.
For the year ended December 31, 2022, we consider our foreign earnings with respect to certain operations in Europe to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. A deferred tax liability has not been recorded for those foreign subsidiaries whose earnings are considered to be indefinitely reinvested. If recorded, such deferred tax liability would not be material to our consolidated financial condition. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.
The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2022	2021
Deferred tax assets:
Losses and tax credit carryforwards	$572	$214
Basis differences on investments	2,989	3,044
Fortitude Re funds withheld embedded derivative	—	541
Life policy reserves	3,616	3,809
Accruals not currently deductible, and other	60	4
Investments in foreign subsidiaries	—	1
Loss reserve discount	—	—
Fixed assets and intangible assets	885	1,160
Other	449	237
Employee benefits	81	—
Unrealized losses related to available for sale debt securities	4,036	—
Unearned premium reserve reduction	144	—
Total deferred tax assets	12,832	9,010
Deferred tax liabilities:
Employee benefits	—	(32)
Fortitude Re funds withheld embedded derivative	(863)	—
Deferred policy acquisition costs	(1,517)	(1,646)
Unrealized gains related to available for sale debt securities	—	(2,561)
Total deferred tax liabilities	(2,380)	(4,239)
Net deferred tax assets before valuation allowance	10,452	4,771
Valuation allowance	(1,752)	(169)
Net deferred tax assets (liabilities)	$8,700	$4,602
As of December 31, 2022, on a U.S. GAAP basis, we have U.S. federal net operating loss carryforwards of $459 million. Our net operating loss carryforwards of the AGC group have unlimited carryforward periods while net operating loss carryforwards of the Non-Life Group have carryforward periods expiring after 2028. A valuation allowance has been recorded on net operating loss carryforwards of the Non-Life Group, as discussed below.
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
Our framework for assessing the recoverability of the deferred tax asset requires us to consider all available evidence, including:
•the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;
•the sustainability of recent operating profitability of our subsidiaries;
•the predictability of future operating profitability of the character necessary to realize the net deferred tax asset, including forecasts of future income for each of our businesses and actual and planned business and operational changes;

Corebridge | 2022 Form 10-K 291

ITEM 8 | Notes to Consolidated Financial Statements | 20. Income Taxes

•the carryforward periods for the net operating loss, capital loss and foreign tax credit carryforwards, including the effect of reversing taxable temporary differences; and
•prudent and feasible actions and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset.
Recent events, including the IPO, multiple changes in target interest rates by the Board of Governors of the Federal Reserve System and significant market volatility, impacted actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macroeconomic and Corebridge-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies.
The completion of the IPO resulted in the tax deconsolidation from the AIG Consolidated Tax Group. As discussed above, under applicable tax law, the AGC Group will not be permitted to join in the filing of a U.S. consolidated federal income tax return with the Non-Life Group for the five-year waiting period. Instead, the AGC Group is expected to file separately as members of the AGC consolidated U.S. federal income tax return during this period. Following the five-year waiting period, the AGC Group is expected to join U.S. consolidated federal income tax return with the Non-Life Group. Each separate U.S. federal tax filing group or separate U.S. tax filer is required to consider this five-year waiting period when assessing realization of their respective deferred tax assets including net operating loss and tax credit carryforwards. Taking into account the IPO and subsequent tax deconsolidation and their impact on projections of income and our analysis of their potential impact on utilization of our deferred tax assets for our U.S. federal tax filing groups, during 2022 we recorded an additional $133 million valuation allowance related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized.
As of December 31, 2022, the balance sheet reflects a valuation allowance of $151 million related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized.
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
For the year ended December 31, 2022, recent changes in market conditions, including rising interest rates, impacted the unrealized tax capital gains and losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of December 31, 2022, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized capital losses that are not more likely than not to be realized. For the year ended December 31, 2022, we established $1.4 billion of valuation allowance associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio. All of the valuation allowance established was allocated to other comprehensive income.
For the year ended December 31, 2022, we recognized a net increase of $24 million in deferred tax asset valuation allowance associated with certain state and foreign jurisdictions, primarily attributable to current year activity.
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
We are periodically advised of certain IRS and other adjustments identified in AIG’s consolidated tax return which are attributable to our operations. Under our tax sharing arrangement, we provide a charge or credit for the effect of the adjustments and the related interest in the period we are advised of such adjustments and interest.
The IRS challenged certain foreign tax credits claimed by Corebridge and certain U.S. subsidiaries related to the cross border financing transactions entered into in the years 2002-2004 while Corebridge and such subsidiaries were not part of the AIG Consolidated Tax Group. During the fourth quarter of 2020, Corebridge and the IRS executed a binding settlement agreement with respect to the underlying issues in those tax years. Review of the related interest calculations based on the settlement agreement concluded in the first quarter of 2022.

Corebridge | 2022 Form 10-K 292

ITEM 8 | Notes to Consolidated Financial Statements | 20. Income Taxes

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31,
(in millions)	2022	2021	2020
Gross unrecognized tax benefits, beginning of year	$18	$917	$1,173
Increases in tax positions for prior years	3	—	1
Decreases in tax positions for prior years	(1)	(899)	(5)
Increases in tax positions for current year	—	—	—
Settlements	—	—	(252)
Gross unrecognized tax benefits, end of year	$20	$18	$917
At December 31, 2022, 2021 and 2020, Corebridge subsidiaries had unrecognized tax benefits, excluding interest and penalties, which were $20 million, $18 million and $917 million, respectively. The activity for the years ended December 31, 2021 and 2020 is primarily attributable to the recent completion of audit activity by the IRS. Additionally, the activity for the year ended December 31, 2021 includes decreases of $846 million related to amounts for Cap Corp and certain of its affiliates that were adjusted through Shareholders’ equity in the Company’s Consolidated Financial Statements.
For December 31, 2020, our unrecognized tax benefit related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $10 million. Accordingly, at December 31, 2022, 2021 and 2020, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $20 million, $18 million, and $907 million, respectively.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2022 and 2021, we had no accrued liabilities, and at December 31, 2020, we had accrued liabilities of $52 million. There was no interest activity related to unrecognized tax benefits for the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, we accrued (benefit) expense of $(26) million and $2 million, respectively, for the payment of interest and penalties. Additionally, the activity for the year ended December 31, 2021 includes decreases of $26 million related to amounts for Cap Corp and certain of its affiliates that were adjusted through Shareholders’ equity in the Company’s Consolidated Financial Statements.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.
Listed below are the tax years that remain subject to examination by major tax jurisdictions:

December 31, 2022	Open Tax Years
Major Tax Jurisdiction
United States	2007-2021
United Kingdom	2021

Corebridge | 2022 Form 10-K 293

ITEM 8 | Notes to Consolidated Financial Statements | 21. Related Parties

21. Related Parties
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
The table below summarizes the material revenues and expenses of Corebridge, in connection with agreements with affiliated companies described below for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(in millions)	2022	2021	2020
Revenues:
Other income	$95	$85	$88
Net investment income - excluding Fortitude Re funds withheld assets	(1)	(14)	(12)
Total revenues	$94	$71	$76
Expenses:
General operating and other expenses	$131	$349	$317
Interest expense	79	82	146
Loss on extinguishment of debt	—	145	—
Total expenses	$210	$576	$463
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
European Insurance Entities
In 2021, AIG transferred AIG Life (United Kingdom) and Laya to us.
Advisory Transactions
Certain of our investment management subsidiaries, including AMG, AMG Europe and AIG Credit Management (“AIGCM”), LLC, provide advisory, management, allocation, structuring, planning, oversight, administration and similar services (collectively, “Investment Services”) with respect to the investment portfolios of AIG. Investment Services are provided primarily pursuant to investment management, investment advisory and similar agreements (“IMAs”), under which our subsidiaries are appointed as investment manager and are authorized to manage client investment portfolios on a fully discretionary basis, subject to agreed investment guidelines. Certain of our subsidiaries are also authorized under the IMAs to retain, oversee and direct third-party

Corebridge | 2022 Form 10-K 294

ITEM 8 | Notes to Consolidated Financial Statements | 21. Related Parties

investment advisers and managers for and on behalf of these AIG clients. In some cases, Investment Services are provided through the clients’ participation in private investment funds, RMBS, CLO and other pooled investment vehicles and investment products (collectively, “Funds”) sponsored or managed by us.
Separately, certain of our subsidiaries provide portfolio administration and investment planning, performance evaluation and oversight services to AIG PC International, LLC (“AIGPCI”), on a non-discretionary basis, with respect to the investment portfolios of various of AIGPCI’s non-U.S. subsidiaries. In some cases, these services are directly provided to AIGPCI’s non-US subsidiaries. We offer our Funds to AIGPCI’s non-U.S. subsidiaries. Our subsidiaries earn investment management and advisory fees under the IMAs and other service agreements, as well as management fees and carried interest distributions or similar performance-based compensation under the Funds’ operating agreements, the majority of which are based on, or calibrated to approximate, the costs of providing the services. With respect to a minority of the AIG client portfolios, which relate to assets backing risks that have been transferred to third parties, our subsidiaries earn market-based fees. Management and advisory fee income for these Investment Services and related services reflected in Other income on the Consolidated Statements of Income (Loss) was $95 million, $85 million and $88 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Capital Markets Agreements
We receive a suite of capital markets services from AIG, including securities lending, collateral management, repurchase transactions, derivatives execution and support, and operational support services, for which we pay a fee. AIGM provides these services through various services agreements. In addition, in the ordinary course of business, we enter into OTC derivative transactions with AIGM under standard ISDA Master Agreements. The total expenses incurred for services provided by AIGM reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Consolidated Statements of Income (Loss) were $15 million, $17 million and $19 million for the years ended December 31, 2022, 2021 and 2020, respectively. The derivative assets, net of gross assets and gross liabilities after collateral were $12 million and $256 million as of December 31, 2022 and December 31, 2021, respectively. The derivative liabilities, net of gross assets and gross liabilities after collateral were $— million and $2 million as of December 31, 2022 and December 31, 2021, respectively. The collateral posted to AIGM was $1,518 million and $803 million as of December 31, 2022 and December 31, 2021, respectively. The collateral held by us was $380 million and $770 million as of December 31, 2022 and December 31, 2021, respectively.
In addition, we entered into certain unsecured derivative transactions with AIG. The derivative assets, net of gross assets and gross liabilities after collateral were $253 million and $406 million as of December 31, 2022 and December 31, 2021, respectively. There were no derivative net liabilities as of December 31, 2022 and December 31, 2021, respectively. In relation to these derivatives, there was no collateral posted to AIG or collateral held by us as of December 31, 2022 and December 31, 2021, respectively.
For further details regarding derivatives, see Note 10.
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
Amounts due to AIG under these agreements were $311 million and $262 million as of December 31, 2022 and December 31, 2021, respectively. Amounts due from AIG were $54 million and $43 million as of December 31, 2022 and December 31, 2021, respectively. The total service expenses incurred specific to these agreements reflected in General operating and other expenses on the Consolidated Statements of Income (Loss) were $114 million, $229 million and $204 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Corebridge | 2022 Form 10-K 295

ITEM 8 | Notes to Consolidated Financial Statements | 21. Related Parties

Reinsurance assets related to these agreements were $70 million and $167 million as of December 31, 2022 and December 31, 2021, respectively. Amounts payable to AIRCO were $32 million and $7 million as of December 31, 2022 and December 31, 2021, respectively. Ceded premiums related to these agreements were $41 million, $42 million and $33 million for the years ended December 31, 2022, 2021 and 2020, respectively.
For further details of reinsurance transactions, see Note 7.
Guarantees
Prior to the IPO, AIG provided certain guarantees to us as described below. Pursuant to the Separation Agreement, we will indemnify, defend and hold harmless AIG against or from any liability arising from or related to these guarantees.
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which AHAC or NUFIC has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the years ended December 31, 2022 and 2021.
AGC is a party to a CMA with AIG. Among other things, the CMA provides that AIG will maintain the total adjusted capital of AGC at or above a specified minimum percentage of AGC’s projected Company Action Level Risk Based Capital. AIG did not make any capital contributions to AGC under the CMA during the year ended December 31, 2022. As of December 31, 2022, 2021 and 2020, the specified minimum capital percentage in the CMA was 250%.
AIG provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of AIGLH. This includes:
•the AIGLH External Debt Guarantee and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, AIGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes are guaranteed by AIG for the benefit of AGL. We paid no fees for these guarantees for the years ended December 31, 2022 and 2021.
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
In addition to the guarantees above, we may provide to or receive from AIG, or to or from third-parties on behalf of AIG, customary guarantees in relation to certain lending and real estate transactions. These guarantees of certain amounts in connection with borrowings or environmental indemnifications and non-recourse carve-outs are limited to situations in which the borrower commits certain “bad acts” as defined in each applicable transaction document, including fraud or intentional misrepresentation, intentional waste or willful misconduct. As of December 31, 2022, none of these guarantees became payable.
For further details regarding guarantees provided by AIG, see Note 14
Credit Facilities and Funding Arrangements
We were party to certain revolving credit facilities with AIG which terminated on September 19, 2022.
Also, prior to September 19, 2022, we participated in funding arrangements whereby each participating subsidiary placed funds on deposit with AIG in exchange for a stated rate of interest. These funding arrangements terminated on September 19, 2022. Our receivables under these arrangements of $0.4 billion and $1.0 billion as of December 31, 2022 and December 31, 2021, respectively, were recorded in Short-term investments on the Consolidated Balance Sheets. Interest earned on these deposits, reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Consolidated Statements of Income (Loss), was $14 million, $3 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Corebridge | 2022 Form 10-K 296

ITEM 8 | Notes to Consolidated Financial Statements | 21. Related Parties

Promissory Notes
In 2019, AIG Global Real Estate Investment Corp. issued a note to Lexington Insurance Company of $250 million. This note was repaid on February 12, 2021.
In November 2021, we issued a promissory note to AIG in the amount of $8.3 billion. Interest expense incurred specific to this note reflected in Interest expense on the Consolidated Statements of Income (Loss) was $46 million for the year ended December 31, 2022. We repaid the principal and accrued interest of this note during the year ended December 31, 2022.
For further details on debt, see Note 13.
Purchase of Securitized Notes from AIG
On September 9, 2022, certain of our insurance companies purchased from AIG senior debt issued by, as well as 100% of the ownership interests in, special purpose entities that held collateralized debt obligations for a total value of approximately $800 million. As a result of these transactions, we owned all the interests related to these investments and consolidate them in our financial statements. As of December 31, 2022, we sold the underlying collateralized debt obligations.
Purchase of Residential Mortgage Loans
On December 23, 2022, certain Corebridge subsidiaries executed four Sale Transfer and Assignment agreements with certain AIG subsidiaries to purchase certain participation interests in residential mortgage loans.
Tax Sharing Agreements
Prior to the IPO, Corebridge and SAFG Capital LLC were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. The table below summarizes payments to or refunds from AIG in connection with the tax sharing agreements for the years ended December 31, 2022, 2021 and 2020.
For further details on tax impact of the IPO, see Note 20.

Years Ended December 31,
(in millions)	2022	2021	2020
Payment or (refund):
Corebridge	$1,018	$1,537	$1,716
SAFG Capital LLC	14	(5)	(9)
Total	$1,032	$1,532	$1,707
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
Employee Compensation and Benefits
Our employees participate in certain of AIG’s employee benefit programs. We had a payable of $59 million and $66 million as of December 31, 2022 and December 31, 2021, respectively, with respect to these programs. On September 14, 2022, we entered into an employee matters agreement with AIG (the “EMA”). The EMA allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters between us and AIG. The EMA generally provides that, unless otherwise specified, each party is responsible for liabilities associated with their current and former employees for purposes of compensation and benefit matters following the IPO.
Related Party Transactions with Blackstone
We entered into a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio beginning in the fourth quarter of 2021 and the investment expense incurred was $147 million and $18 million for the years ended December 31, 2022 and 2021, respectively.
For further details of our strategic partnership with Blackstone, see Note 1.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by an affiliate, and in other instances, affiliates may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by

Corebridge | 2022 Form 10-K 297

ITEM 8 | Notes to Consolidated Financial Statements | 21. Related Parties

affiliates was $308 million and $760 million as of December 31, 2022 and December 31, 2021, respectively. The interest expense incurred on the debt reflected in Interest expense on the Consolidated Statements of Income (Loss) was $33 million, $64 million and $141 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Additionally, during 2021, we terminated six VIEs and recorded a loss on extinguishment of debt of $145 million. There was no VIE terminated during 2022. The noncontrolling interest included in the Consolidated Balance Sheets related to the VIEs held by affiliates was $537 million and $1.5 billion as of December 31, 2022 and December 31, 2021, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by affiliates was $52 million, $499 million and $169 million for the years ended December 31, 2022, 2021 and 2020, respectively.
In addition to transactions with VIEs, Corebridge has entered into other structured financing arrangements supporting real estate properties and other types of assets with other AIG affiliates. These financing arrangements are reported in Other invested assets in the Consolidated Balance Sheets. Certain of these and the VIE structures above also include commitments for funding from other AIG affiliates.
For additional information related to VIEs and other investments, see Notes 5 and 9.

Corebridge | 2022 Form 10-K 298

Schedules | Schedule I
Summary of Investments – Other than Investments in Related Parties

			Schedule I
December 31, 2022			Amount at which shown in the Balance Sheet
(in millions)	Cost(a)(b)	Fair Value(b)
Fixed maturities:
U.S. government and government sponsored entities	$1,405	$1,198	$1,198
Obligations of states, municipalities and political subdivisions	6,845	5,963	5,963
Non-U.S. governments	5,273	4,414	4,414
Public utilities	20,187	16,611	16,611
All other corporate debt securities	106,103	90,303	90,303
Mortgage-backed, asset-backed and collateralized	45,230	42,073	42,073
Total fixed maturity securities	185,043	160,562	160,562
Equity securities and mutual funds:
Common stock:
Public utilities	—	—	—
Banks, trust and insurance companies	2	2	2
Industrial, miscellaneous and all other	64	64	64
Total common stock	66	66	66
Preferred stock	27	27	27
Mutual funds	77	77	77
Total equity securities and mutual funds	170	170	170
Mortgage and other loans receivable, net of allowance
Commercial mortgages	32,993	29,998	32,993
Residential mortgages	5,856	4,950	5,856
Life insurance policy loans	1,750	1,752	1,750
Commercial loans, other loans and notes receivable	4,567	4,430	4,567
Total mortgage and other loans receivable	45,166	41,130	45,166
Allowance for credit losses	(600)	—	(600)
Total mortgage and other loans receivable, net of allowance	44,566	41,130	44,566
Other invested assets(c)	11,034	10,418	10,418
Short-term investments, at cost (approximates fair value)	4,400	4,400	4,400
Derivative assets(d) (e)	299	299	299
Total investments	$245,512	$216,979	$220,415
(a)Original cost of fixed maturities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.
(b)The table above includes available for sale securities issued by related parties. This includes RMBS securities which had a fair value of $39 million and an amortized cost of $43 million.
(c)Includes $6 million of investments in related parties.
(d)Includes $265 million of derivative assets with related parties.
(e)Excludes $97 million of derivative liabilities.

Corebridge | 2022 Form 10-K 299

Schedules | Schedule II

Condensed Financial Information of Registrant
Balance Sheets - Parent Company Only

	Schedule II
December 31,
(in millions, except per common share data)	2022	2021
Assets:
Short-term investments	$1,499	$465
Other investments	198	142
Total investments	1,697	607
Cash	9	2
Due from affiliates - net*	42	1
Current tax receivable	292	25
Deferred income taxes	108	141
Investment in consolidated subsidiaries*	15,373	34,840
Other assets	83	43
Total assets	$17,604	$35,659
Liabilities:
Due to affiliate*	$271	$58
Deferred tax liabilities	10	—
Short term debt	1,500	8,317
Long term debt	7,441	—
Other liabilities	172	198
Total liabilities	9,394	8,573
Corebridge Shareholders’ equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; 645,000,000 shares issued	6	—
Common stock class A, $0.01 par value; 2,252,500,000 shares authorized; 581,145,000 shares issued	—	5
Common stock class B, $0.01 par value; 247,500,000 shares authorized; 63,855,000 shares issued	—	1
Additional paid-in capital	8,030	8,054
Retained earnings	16,121	8,859
Accumulated other comprehensive income	(15,947)	10,167
Total Corebridge Shareholders’ equity	8,210	27,086
Total liabilities and equity	$17,604	$35,659
*    Eliminated for the consolidated Corebridge financial statements.
See accompanying Notes to Condensed Financial Information of Registrant.

Corebridge | 2022 Form 10-K 300

Schedules | Schedule II

Condensed Financial Information of Registrant (Continued)
Statements of Income (Loss) and Comprehensive Income (Loss) - Parent Company Only

		Schedule II
Years Ended December 31,
(in millions)	2022	2021	2020
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries*	$6,887	$3,504	$113
Dividend income from consolidated subsidiaries*	1,781	1,893	422
Interest income	79	365	235
Net realized gains (losses)	4	62	(3)
Total revenues	8,751	5,824	767
Expenses:
Interest expense	266	18	2
Net (gain) loss on sale of divested businesses	—	(2,438)	—
Other expenses	507	191	130
Total expenses	773	(2,229)	132
Income from continuing operations before income tax expense (benefit)	7,978	8,053	635
Income tax expense (benefit)	(171)	698	(7)
Net income attributable to Corebridge Parent	8,149	7,355	642
Other comprehensive income (loss)	(26,114)	(4,506)	5,324
Total comprehensive income (loss) attributable to Corebridge Parent	$(17,965)	$2,849	$5,966
*    Eliminated for the consolidated Corebridge financial statements.
See accompanying Notes to Condensed Financial Information of Registrant.

Corebridge | 2022 Form 10-K 301

Schedules | Schedule II

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows - Parent Company Only

		Schedule II
Years Ended December 31,
(in millions)	2022	2021	2020
Net cash provided by (used in) operating activities	$1,149	$519	$405
Cash flows from investing activities:
Contributions to subsidiaries	—	—	(135)
Sales or distributions of:
Available for sale securities	1	132	2
Other invested assets	—	232	187
Maturities of fixed maturity securities available for sale	—	86	13
Principal payments received on mortgage and other loans receivable	—	61	59
Purchase of:
Other invested assets	—	(23)	(7)
Mortgage and other loans receivable issued	—	(26)	(17)
Acquisition of businesses, net of cash and restricted cash acquired	(107)	—	—
Net change in short-term investments	(1,034)	54	(191)
Net change in derivative assets and liabilities	223	—	—
Net cash provided by (used in) investing activities	(917)	516	(89)
Cash flows from financing activities:
Dividends paid on common stock	(876)	—	—
Issuance of long-term debt	7,451	—	—
Issuance of short-term debt	1,500	—	—
Repayments of short-term debt	(8,300)	—	—
Distributions to AIG	—	(1,008)	(450)
Distributions to Class B shareholder	—	(34)	—
Contributions from AIG	—	—	135
Net cash used in financing activities	(225)	(1,042)	(315)
Net increase (decrease) in cash and restricted cash	7	(7)	1
Cash and restricted cash at beginning of year	2	9	8
Cash and restricted cash at end of year	$9	$2	$9

Supplementary disclosure of cash flow information:
	Years ended December 31,
(in millions)	2022	2021	2020
Cash	$9	$2	$—
Restricted cash included in Other assets	—	—	9
Total cash and restricted cash shown in Statements of Cash Flows –
Corebridge Parent Company Only	$9	$2	$9
Cash (paid) received during the period for:
Taxes:
Income tax authorities	$116	$32	$39
Intercompany non-cash financing and investing activities:
Capital distributions	$—	$12,144	$—
Capital contributions	$—	$403	$126
—
See accompanying Notes to Condensed Financial Information of Registrant.

Corebridge | 2022 Form 10-K 302

Schedules | Schedule II

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1. Basis of Presentation
Corebridge’s investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The condensed financial statements of Corebridge Parent (the “Registrant”) should be read in conjunction with the consolidated financial statements of Corebridge and the notes thereto (the “Consolidated Financial Statements”). The accounting policies of the Registrant are consistent with the accounting policies disclosed on the consolidated financial statements as applicable.
The Registrant includes in its Statement of Income dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly owned subsidiaries.
Financial information presented for prior years were retrospectively adjusted to reflect the internal reorganization discussed in Note 1 of the consolidated financial statements of Corebridge.
We identified a misclassification related to the balance sheet presentation of the deferred tax assets which resulted in an overstatement of Deferred tax assets and an overstatement of deferred tax liabilities. These balance sheet-only items had no impact to total equity, the statements of income (loss) and comprehensive income (loss)and statement of cash flows. Accordingly, the deferred tax assets and deferred tax liabilities were decreased by $3.9 billion as of December 31, 2021.

2. Debt
Short-term and long-term debt is carried at the principal amount borrowed, including unamortized discounts, and fair value adjustments, when applicable.
The following table lists our total debt outstanding at December 31, 2022 and December 31, 2021. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2022, including fixed and variable rates:

(in millions)	Range of Interest Rate(s)	Maturity Date(s)	December 31, 2022	December 31, 2021
Short-term debt issued or borrowed by Corebridge:
Affiliated senior promissory note with AIG	LIBOR+100bps	2022	$—	$8,317
Three-Year DDTL Facility	5.80%	2023	1,500	—
Total short-term debt			$1,500	$8,317
Long-term debt issued by Corebridge:
Senior unsecured notes(a)	3.50% - 4.40%	2025 - 2052	$6,500	$—
Hybrid junior subordinated notes	6.875%	2052	1,000	—
Total long-term debt			7,500	—
Debt issuance costs			(59)	—
Total long-term debt, net of debt issuance costs			$7,441	$—
(a) Interest rates reflect contractual amounts and do not reflect the effective borrowing rate after giving effect to the cash flow hedges.
SENIOR UNSECURED NOTES AND DELAYED DRAW TERM LOAN
For further details regarding the Senior unsecured notes and Three-Year DDTL Facility, see Note 13 to our audited annual consolidated financial statements.
HYBRID JUNIOR SUBORDINATED NOTES
For further details regarding the Hybrid junior subordinated notes, see Note 13 to our audited annual consolidated financial statements.
AFFILIATED NOTE
In November 2021, Corebridge Parent issued an $8.3 billion senior promissory note to AIG. We used the net proceeds from the senior unsecured notes, the net proceeds from the hybrid junior subordinated notes and a portion of the borrowing of the Three-Year DDTL Facility, discussed in Note 13 to our audited annual consolidated financial statements, to repay the principal balance and accrued interest of this note to AIG. The interest rate per annum was equal to LIBOR plus 100 basis points and accrued semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2022.

Corebridge | 2022 Form 10-K 303

Schedules | Schedule II

AFFILIATED CREDIT FACILITIES
Corebridge Parent has entered into two revolving loan facilities where our participating subsidiaries can, on a several basis, borrow monies from Corebridge Parent subject to the terms and conditions stated therein. Principal amounts borrowed under each of these facilities could be repaid and re-borrowed, in whole or in part, from time to time, without penalty. As of December 31, 2022, there were no amounts owed under these facilities.
INTERCOMPANY LENDING FACILITIES
Corebridge Parent maintains two uncommitted intercompany lending facilities for its life insurance companies and certain other affiliates for short-term financing needs.
REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into the Revolving Credit Agreement (the “Credit Agreement”).
For further details regarding the Revolving credit agreement, see Note 13 to our audited annual consolidated financial statements.
LETTERS OF CREDIT
Effective July 28, 2022, Corebridge Parent replaced AIG as applicant and guarantor on two letters of credit totaling £80 million, for the benefit of AIG Life (United Kingdom). Effective January 1, 2023, Corebridge Parent replaced this letter of credit with a single letter of credit of £80 million. The letter of credit supports AIG Life (United Kingdom)’s capital position and will be counted as Tier 2 capital under EU Solvency II regulations as approved by the Prudential Regulation Authority.
AIG Bermuda had a $250 million letter of credit guaranteed by AIG that is used to support the credit for reinsurance provided by AIG Bermuda. Effective May 9, 2022, the letter of credit was reduced from $250 million to $175 million, and effective May 12, 2022, Corebridge Parent has replaced AIG as the guarantor.
For further details regarding the letters of credits, see Note 13 to our audited annual consolidated financial statements.

3. Guarantees
Corebridge Parent is the guarantor of a promissory note between between AGL and SAFG Capital LLC to fund warehousing the origination of GRE transactions and CLO transactions.
Corebridge Parent entered into a general guarantee in favor of each holder of any monetary obligation or liability of Corebridge Markets, LLC, which transacts in various capital markets instruments.
Corebridge Parent entered into a Capital and Liquidity Support Agreement with VALIC Trust Company Inc. for regulatory reasons.

Corebridge | 2022 Form 10-K 304

Schedules | Schedule III
Supplementary Insurance Information

At December 31, 2022 and 2021				Schedule III
Segment (in millions)	Deferred Policy Acquisition Costs and Value of Business Acquired	Future Policy Benefits	Policy and Contract Claims	Unearned Premiums
2022
Individual Retirement	$6,015	$2,321	$42	$—
Group Retirement	1,657	351	1	—
Life Insurance	5,468	15,515	1,229	54
Institutional Markets	39	16,307	40	—
Corporate and Other	—	22,772	122	6
Total Corebridge	$13,179	$57,266	$1,434	$60
2021
Individual Retirement	$2,660	$2,904	$30	$—
Group Retirement	727	471	1	—
Life Insurance	4,644	16,965	1,369	62
Institutional Markets	27	14,194	59	—
Corporate and Other	—	23,217	70	6
Total Corebridge	$8,058	$57,751	$1,529	$68

For the years ended December 31, 2022, 2021 and 2020
Segment (in millions)	Premiums and Policy Fees	Net Investment Income	Other Income(a)	Benefits(b)	Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired	Other Operating Expenses
2022
Individual Retirement	$1,066	$3,872	$463	$2,541	$1,057	$936
Group Retirement	470	1,976	312	1,242	102	705
Life Insurance	3,362	1,386	126	3,562	266	799
Institutional Markets	3,085	1,017	3	3,683	6	105
Corporate and Other	82	1,325	121	—	—	680
Total Corebridge	$8,065	$9,576	$1,025	$11,028	$1,431	$3,225
2021
Individual Retirement	$1,152	$4,356	$592	$2,381	$806	$1,049
Group Retirement	544	2,396	337	1,227	67	722
Life Insurance	2,953	1,614	110	3,597	178	842
Institutional Markets	3,953	1,134	2	4,394	6	108
Corporate and Other	86	2,172	134	—	—	385
Total Corebridge	$8,688	$11,672	$1,175	$11,599	$1,057	$3,106
2020
Individual Retirement	$1,013	$4,154	$577	$2,170	$523	$1,011
Group Retirement	462	2,193	275	1,200	7	741
Life Insurance	2,909	1,520	96	3,593	8	764
Institutional Markets	2,757	917	2	3,167	5	117
Corporate and Other	74	1,732	122	—	—	314
Total Corebridge	$7,215	$10,516	$1,072	$10,130	$543	$2,947
(a) Other income represents advisory fee income and other income balances.
(b) Benefits represents policyholder benefits and interest credited to policyholder account balances.

Corebridge | 2022 Form 10-K 305

Schedules | Schedule IV

Reinsurance
At December 31, 2022, 2021 and 2020 and for the years then ended

					Schedule IV
(in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net
2022
Life insurance in force	$1,280,831	$346,879	$188	$934,140	—%
Premiums Earned:
Life Insurance and Annuities	$4,651	932	1,318	5,037	26.2%
Accident and Health	88	32	—	56	—
Total	$4,739	964	1,318	5,093	25.9%
2021
Life insurance in force	$1,280,090	$363,008	$192	$917,274	—
Premiums Earned:
Life Insurance and Annuities	$4,504	1,196	2,265	5,573	40.6%
Accident and Health	100	36	—	64	—
Total	$4,604	1,232	2,265	5,637	40.2%
2020
Life insurance in force	$1,243,389	$349,453	$225	$894,161	—
Premiums Earned:
Life Insurance and Annuities	$4,273	1,072	1,073	4,274	25.1%
Accident and Health	111	44	—	67	—
Total	$4,384	$1,116	$1,073	$4,341	24.7%

Corebridge | 2022 Form 10-K 306

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
ITEM 9B | Other Information
None.
ITEM 9C | Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Corebridge | 2022 Form 10-K 307

ITEM 10 | Directors, Executive Officers and Corporate Governance
Part III

ITEM 10 | Directors, Executive Officers and Corporate Governance
For information about our executive officers, see ”Business - Information about our Executive Officers.”
Other information required by Items 10, 11, 12, 13 and 14 of this Form 10-K but not included herein is incorporated by reference from the definitive proxy statement for Corebridge’s 2023 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.
ITEM 11 | Executive Compensation
See Item 10 herein.
ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2022, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Note 18 of Notes to the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
Omnibus Plan	10,216,289	*	—	29,769,799
Equity compensation plans not approved by security holders	—		—	—
Total	10,216,289		—	29,769,799
* Represents outstanding Restricted Stock Units as of December 31, 2022 under the 2022 Omnibus Plan.
ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
See Item 10 herein.
ITEM 14. | Principal Accounting Fees and Services
See Item 10 herein.

Corebridge | 2022 Form 10-K 308

ITEM 15 | Exhibits, Financial Statement Schedules

Part IV

ITEM 15. | Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

			Page
1.	ITEM 8.	Financial Statements and Supplementary Data	196
2.		Financial Statement Schedules:	309
	SCHEDULE I	Summary of Investments – Other than Investments in Related Parties at December 31, 2022	299
	SCHEDULE II	Condensed Financial Information of Registrant at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020	300
	SCHEDULE III	Supplementary Insurance Information at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020	305
	SCHEDULE IV	Reinsurance at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020	306
3.	EXHIBITS	Exhibit Index	309
ITEM 16. | Form 10-K Summary
None.
Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Corebridge Financial, Inc., incorporated by reference to Exhibit 4.1 to Corebridge’s Registration Statement on Form S-8 (File No. 333-267427).
3.2	Second Amended and Restated By-laws of Corebridge Financial, Inc., incorporated by reference to Exhibit 4.2 to Corebridge’s Registration Statement on Form S-8 (File No. 333-267427).
4.1	Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.2	First Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2025 Notes, incorporated by reference to Exhibit 4.3 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.3	Second Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2027 Notes, incorporated by reference to Exhibit 4.4 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.4	Third Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2029 Notes, incorporated by reference to Exhibit 4.5 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.5	Fourth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2032 Notes, incorporated by reference to Exhibit 4.6 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.6	Fifth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2042 Notes, incorporated by reference to Exhibit 4.7 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.7	Sixth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2052 Notes, incorporated by reference to Exhibit 4.8 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.8	Subordinated Indenture, dated August 23, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.8 to Corebridge’s Registration Statement on Form S-1, as amended (File No. 333-263898).
4.9	First Supplemental Indenture, dated August 23, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the Hybrid Notes, incorporated by reference to Exhibit 4.9 to Corebridge’s Registration Statement on Form S-1, as amended (File No. 333-263898).
4.10*	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Corebridge | 2022 Form 10-K 309

Exhibit Index

Exhibit Number	Description
10.1	Employee Matters Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.1 to Corebridge’s Quarterly Report on Form 10-Q, filed November 9, 2022.
10.2	Intellectual Property Assignment Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.2 to Corebridge’s Quarterly Report on Form 10-Q, filed November 9, 2022.
10.3	Separation Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.3 to Corebridge’s Quarterly Report on Form 10-Q, filed November 9, 2022.
10.4	Registration Rights Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.5 to Corebridge’s Quarterly Report on Form 10-Q, filed November 9, 2022.
10.5	Transition Services Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.6 to Corebridge’s Quarterly Report on Form 10-Q, filed November 9, 2022.
10.6	AIG Trademark License Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.6 to Corebridge’s Quarterly Report on Form 10-Q, filed November 9, 2022.
10.7	Grantback License Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.7 to Corebridge’s Quarterly Report on Form 10-Q, filed November 9, 2022.
10.8	Membership Interest Purchase Agreement, dated September 9, 2022, between The Variable Annuity Life Insurance Company, incorporated by reference to Exhibit 10.8 to Corebridge’s Quarterly Report on Form 10-Q, filed November 9, 2022.
10.9	Collateral Agreement, dated September 4, 2022, among AIG Life Holdings, Inc.; Corebridge Financial, Inc.; and American International Group, Inc., incorporated by reference to Exhibit 10.9 to Corebridge’s Quarterly Report on Form 10-Q, filed November 9, 2022.
10.10	Tax Matters Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.16 to Corebridge’s Quarterly Report on Form 10-Q, filed November 9, 2022.
10.11	Guarantee Reimbursement Agreement, dated September 4, 2022, among AIG Life Holdings, Inc.; Corebridge Financial, Inc.; and American International Group, Inc., incorporated by reference to Exhibit 10.11 to Corebridge’s Quarterly Report on Form 10-Q, filed November 9, 2022.
10.12	The Corebridge Financial, Inc, 2022 Omnibus Incentive Plan, effective as of September 6, 2022, incorporated by reference to Exhibit 10.43 to Corebridge’s Quarterly Report on Form 10-Q, filed November 9, 2022.
10.13	Stock Purchase Agreement, dated as of July 14, 2021, between American International Group, Inc. and Argon Holdco LLC (a wholly owned subsidiary of Blackstone Inc.), incorporated by reference to Exhibit 10.2 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.14	Commitment Letter, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and Corebridge Financial, Inc., incorporated by reference to Exhibit 10.7 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.15	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and American General Life Insurance Company, incorporated by reference to Exhibit 10.8 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.16	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and The Variable Annuity Life Insurance Company, incorporated by reference to Exhibit 10.9 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.17	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and AGC Life Insurance Company, incorporated by reference to Exhibit 10.10 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.18	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and AIG Life of Bermuda, Ltd., incorporated by reference to Exhibit 10.11 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.19	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and AIG Life Ltd., incorporated by reference to Exhibit 10.12 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.20	Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement, dated as of June 2, 2020 between Fortitude Reinsurance Company, Ltd. and American General Life Insurance Company, incorporated by reference to Exhibit 10.13 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.21	Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement, dated as of June 2, 2020, between Fortitude Reinsurance Company, Ltd. and The Variable Annuity Life Insurance Company, incorporated by reference to Exhibit 10.14 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).

Corebridge | 2022 Form 10-K 310

Exhibit Index

Exhibit Number	Description
10.22	Amended and Restated Modified Coinsurance Agreement, dated as of June 2, 2020, between Fortitude Reinsurance Company, Ltd. and The United States Life Insurance Company In The City of New York, incorporated by reference to Exhibit 10.15 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.23	Senior Promissory Note dated as of November 1, 2021, by American International Group, Inc., as payee, and Corebridge Financial, Inc., as maker, incorporated by reference to Exhibit 10.18 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.24	18-Month Delayed Draw Term Loan Agreement, dated as of February 25, 2022, among Corebridge Financial, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.19 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.25	Three-Year Delayed Draw Term Loan Agreement, dated as of February 25, 2022, among Corebridge Financial, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.20 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.26	Amendment Letter to Lenders Party to the Three-Year Delayed Draw Term Loan Agreement, dated as of May 11, 2022, among Corebridge Financial, Inc. the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.20 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.27	Revolving Credit Agreement, dated as of May 12, 2022 among Corebridge Financial, Inc., the Subsidiary Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Several L/C Agent party thereto, incorporated by reference to Exhibit 10.21 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.28†	Letter Agreement, dated August 14, 2013, between AIG and Kevin Hogan, incorporated by reference to Exhibit 10.22 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.29†	Non-Solicitation and Non-Disclosure Agreement, dated August 14, 2013, between AIG and Kevin Hogan, incorporated by reference to Exhibit 10.23 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.30†	Executive Officer Form of Release and Restrictive Covenant Agreement, incorporated by reference to Exhibit 10.24 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.31†	AIG Annual Short-Term Incentive Plan (as amended and restated effective March 1, 2016), incorporated by reference to Exhibit 10.25 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.32†	AIG 2013 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.26 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.33†	Form of Long Term Incentive Stock Option Award Agreement, incorporated by reference to Exhibit 10.27 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.34†	AIG Long Term Incentive Plan (as amended March 2018), incorporated by reference to Exhibit 10.28 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.35†	Form of AIG Long Term Incentive Award Agreement (as of April 2019)(incorporated by reference to Exhibit 10.29 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898)).
10.36†	Form of AIG Long Term Incentive Award Agreement (as of January 2020), incorporated by reference to Exhibit 10.30 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.37†	AIG 2012 Executive Severance Plan (as amended and restated February 2021), incorporated by reference to Exhibit 10.31 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.38†	AIG Long Term Incentive Plan (as amended and restated February 2021), incorporated by reference to Exhibit 10.32 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.39†	AIG Non-Qualified Retirement Income Plan (as amended and restated February 2021), incorporated by reference to Exhibit 10.33 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.40†	American International Group, Inc. 2021 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.34 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.41†	AIG Long Term Incentive Plan (as amended and restated April 2021), incorporated by reference to Exhibit 10.35 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.42†	AIG Long Term Incentive Plan Form of Award Agreement (April 2021), incorporated by reference to Exhibit 10.36 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).

Corebridge | 2022 Form 10-K 311

Exhibit Index

Exhibit Number	Description
10.43†	AIG Long Term Incentive Plan (as amended and restated September 2021), incorporated by reference to Exhibit 10.37 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.44†	AIG Long Term Incentive Plan Form of Award Agreement (September 2021), incorporated by reference to Exhibit 10.38 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.45*†	Corebridge Executive Severance Plan (as of January 2023).
10.46†	Offer Letter, dated as of January 31, 2017, between American General Life International Company and Todd Solash, incorporated by reference to Exhibit 10.39 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.47†	AIG Continuity Award Agreement, dated as of October 29, 2020, between American International Group, Inc. and Elias Habayeb, incorporated by reference to Exhibit 10.40 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.48†	AIG Continuity Award Agreement, dated as of November 23, 2020, between American International Group, Inc. and Todd Solash, incorporated by reference to Exhibit 10.41 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.49*†	AIG Leadership Continuity Award Agreement, dated as of July 28, 2021, between American International Group, Inc. and Sabra Purtill.
10.50†	Offer Letter, dated as of October 28, 2021, between American International Group, Inc., and Elias Habayeb, incorporated by reference to Exhibit 10.42 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.51†	Corebridge Financial, Inc. 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.12 to Corebridge’s Quarterly Report on Form 10-Q, filed November 9, 2022.
10.52†	Corebridge Financial, Inc. Long Term Incentive Plan, incorporated by reference to Exhibit 10.44 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.53†	Form of Corebridge Financial, Inc. 2022 Omnibus Incentive Plan, Deferred Stock Units Award Agreement, incorporated by reference to Exhibit 10.45 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.54†	Form of Corebridge Financial, Inc. Long Term Incentive Plan, Long Term Incentive Award Agreement, incorporated by reference to Exhibit 10.46 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.55	Class A Note Purchase Agreement among American General Life Insurance Company or The United States Life Insurance Company in the City of New York, as applicable, certain subsidiaries of Corebridge Financial, Inc. and certain subsidiaries of American International Group, Inc.
10.56*	Sale, Transfer and Assignment Agreement among American General Life Insurance Company or The United States Life Insurance Company in the City of New York, as applicable and certain subsidiaries of American International Group, Inc. dated December 23, 2022.
21.1*	Subsidiaries of Corebridge Financial, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	13a-14(a) and Rule 15d-14(a) Certifications
32.1**	Section 1350 Certifications
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the audited annual Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) the audited annual Consolidated Statements of Income (Loss) for the years ended December 31, 2022 and 2021, (iii) the audited annual Consolidated Statements of Equity for the years ended December 31, 2022 and 2021, (iv) the audited annual Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, (v) the audited annual Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021, and (vi) the Notes to the audited annual Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101).
*	Filed herewith.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, as amended.
†	Identifies each management contract or compensatory plan or arrangement.

Corebridge | 2022 Form 10-K 312

Signatures

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th of February, 2023.

COREBRIDGE FINANCIAL, INC.
(Registrant)
/s/ KEVIN HOGAN
Kevin Hogan
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Hogan and Elias Habayeb, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th of February, 2023.

Dated February 24, 2023

Corebridge | 2022 Form 10-K 313

Signatures

Signature	Title

/s/ KEVIN HOGAN	Chief Executive Officer and Director
Kevin Hogan

/s/ ELIAS HABAYEB	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Elias Habayeb

/s/ CHRISTOPHER FILIAGGI	Senior Vice President and Controller (Principal Accounting Officer)
Christopher Filiaggi

/s/ PETER ZAFFINO	Chairman of the Board
Peter Zaffino

/s/ ADAM BURK	Director
Adam Burk

/s/ ALAN COLBERG	Director
Alan Colberg

/s/ LUCY FATO	Director
Lucy Fato

/s/ JONATHAN GRAY	Director
Jonathan Gray

/s/ MARILYN HIRSCH	Director
Marilyn Hirsch

/s/ CHRISTOPHER LYNCH	Director
Christopher Lynch

/s/ SABRA PURTILL	Director
Sabra Purtill

/s/ ELAINE ROCHA	Director
Elaine Rocha

/s/ CHRISTOPHER SCHAPER	Director
Christopher Schaper

/s/ AMY SCHIOLDAGER	Director
Amy Schioldager

/s/ PATRICIA WALSH	Director
Patricia Walsh

Dated February 24, 2023

Corebridge | 2022 Form 10-K 314