Form 10-Q
period 2023-03-31
Corebridge Financial, Inc.
filed 2023-05-11
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, there were 648,143,336 shares outstanding of the registrant’s common stock.

COREBRIDGE FINANCIAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

FORM 10-Q
Corebridge | First Quarter 2023 Form 10-Q 1

Cautionary Statement Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q (“Quarterly Report”) may include statements, which, to the extent they are not statements of historical or present fact, constitute “forward looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “targets,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current plans and expectations concerning, among other things, financial position and future financial condition; results of operations; expected operating and non-operating relationships; ability to meet debt service obligations and financing plans; product sales; distribution channels; retention of business; investment yields and spreads; investment portfolio and ability to manage asset-liability cash flows; financial goals and targets; prospects; growth strategies or expectations; laws and regulations; customer retention; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; the impact of our separation from AIG; the impact of the ongoing COVID-19 pandemic; geopolitical events, including the ongoing conflict in Ukraine; and the impact of prevailing capital markets and economic conditions.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•changes in interest rates and changes to credit spreads,
•the deterioration of economic conditions, the likelihood of a recession, changes in market conditions, weakening in capital markets, volatility in equity markets, the rise of inflation, pressures on the commercial real estate market, recent stress in the banking sector, uncertainty regarding the U.S. federal government’s debt limit and geopolitical tensions, including the continued armed conflict between Ukraine and Russia;
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
Corebridge | First Quarter 2023 Form 10-Q 2

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
•our potential to be deemed an “investment company” under the Investment Company Act of 1940;
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
Other risks, uncertainties and factors, including those discussed in “Risk Factors” in the 2022 Annual Report, could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in “Risk Factors” in the 2022 Annual Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report , and we do not undertake any obligation to update or revise any forward-looking statements to reflect the occurrence of events, unanticipated or otherwise, other than as may be required by law.
Corporate Information
We encourage investors and others to frequently visit our website (www.corebridgefinancial.com), including our Investor Relations web pages (investors.corebridgefinancial.com). We announce significant financial and other information to our investors and the public on the Investor Relations web pages, as well as in U.S. Securities and Exchange Commission filings, in news releases, public conference calls and webcasts, fact sheets and other documents and media. The information found on our website is not incorporated by reference into this Quarterly Report or in any other report or document we submit to the U.S. Securities and Exchange Commission, and any references to our website are intended to be inactive textual references only.
Corebridge | First Quarter 2023 Form 10-Q 3

Part I – Financial Information

Item 1. | Financial Statements

Corebridge Financial, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	March 31, 2023	December 31, 2022
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $96 in 2023 and $148 in 2022 (amortized cost: 2023 - $179,471; 2022 - $181,274)*	$159,061	$156,793
Other bond securities, at fair value (See Note 5)*	4,103	3,769
Equity securities, at fair value (See Note 5)*	191	170
Mortgage and other loans receivable, net of allowance for credit losses of $659 in 2023 and $600 in 2022*	45,869	44,566
Other invested assets (portion measured at fair value: 2023 - $7,934; 2022 - $7,879)*	10,496	10,418
Short-term investments, including restricted cash of $55 in 2023 and $69 in 2022 (portion measured at fair value: 2023 - $1,540; 2022 - $1,357)*	4,006	4,400
Total investments	223,726	220,116
Cash*	465	552
Accrued investment income*	1,923	1,813
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2023 and $1 in 2022	745	916
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2023 and $0 in 2022	27,238	26,844
Reinsurance assets - other, net of allowance for credit losses and disputes of $74 in 2023 and $84 in 2022	2,643	2,517
Deferred income taxes	8,435	8,831
Deferred policy acquisition costs and value of business acquired	10,641	10,563
Market risk benefit assets, at fair value	830	796
Other assets, including restricted cash of $4 in 2023 and $12 in 2022 (portion measured at fair value: 2023 - $690; 2022 - $299)*	2,688	2,521
Separate account assets, at fair value	87,357	84,853
Total assets	$366,691	$360,322
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$53,406	$50,518
Policyholder contract deposits (portion measured at fair value: 2023 - $6,180; 2022 - $5,464)	158,025	156,058
Market risk benefit liabilities, at fair value	5,144	4,736
Other policyholder funds	2,897	2,885
Fortitude Re funds withheld payable (portion measured at fair value: 2023 - $1,774; 2022 - $1,262)	26,633	26,551
Other liabilities (portion measured at fair value: 2023 - $159; 2022 - $97)*	8,705	9,076
Short-term debt	1,500	1,500
Long-term debt	7,871	7,868
Debt of consolidated investment entities (portion measured at fair value: 2023 - $6; 2022 - $6)*	2,688	5,958
Separate account liabilities	87,357	84,853
Total liabilities	$354,226	$350,003
Contingencies, commitments and guarantees (See Note 14)
Corebridge Shareholders' equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2023 - 648,129,652 and 2022 645,000,000	6	6
Additional paid-in capital	8,024	8,030
Retained earnings	17,592	18,207
Accumulated other comprehensive loss	(14,067)	(16,863)
Total Corebridge Shareholders' equity	11,555	9,380
Non-redeemable noncontrolling interests	910	939
Total equity	12,465	10,319
Total liabilities and equity	$366,691	$360,322
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
Corebridge | First Quarter 2023 Form 10-Q 4

Corebridge Financial, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2023	2022
Revenues:
Premiums	$2,105	$735
Policy fees	698	730
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,301	2,303
Net investment income - Fortitude Re funds withheld assets	394	278
Total net investment income	2,695	2,581
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	(453)	173
Net realized gains (losses) on Fortitude Re funds withheld assets	20	(123)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(1,025)	2,837
Total net realized gains (losses)	(1,458)	2,887
Advisory fee income	116	131
Other income	106	176
Total revenues	4,262	7,240
Benefits and expenses:
Policyholder benefits (including remeasurement (gains) losses of $64 and $147, for the three months ended March 31, 2023 and 2022, respectively)	2,495	1,168
Change in the fair value of market risk benefits, net	196	(233)
Interest credited to policyholder account balances	1,026	878
Amortization of deferred policy acquisition costs and value of business acquired	256	243
Non-deferrable insurance commissions	136	144
Advisory fee expenses	65	71
General operating expenses	582	586
Interest expense	172	81
Net loss on divestitures	3	2
Total benefits and expenses	4,931	2,940
Income (loss) before income tax expense (benefit)	(669)	4,300
Income tax expense (benefit)	(216)	859
Net income (loss)	(453)	3,441
Less:
Net income (loss) attributable to noncontrolling interests	6	75
Net income (loss) attributable to Corebridge	$(459)	$3,366

Income (loss) per common share attributable to Corebridge common shareholders:
Common stock - Basic	$(0.70)	$5.22
Common stock - Diluted	$(0.70)	$5.22

Weighted averages shares outstanding:
Common stock - Basic	650.8	645.0
Common stock - Diluted	650.8	645.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
Corebridge | First Quarter 2023 Form 10-Q 5

Corebridge Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Net income (loss)	$(453)	$3,441
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	30	(51)
Change in unrealized appreciation (depreciation) of all other investments	3,132	(13,376)
Change in fair value of market risk benefits attributable to changes in the instrument-specific risk	74	782
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	(465)	2,232
Change in cash flow hedges	(4)	177
Change in foreign currency translation adjustments	36	(23)
Change in retirement plan liabilities	2	—
Other comprehensive income (loss)	2,805	(10,259)
Comprehensive income (loss)	2,352	(6,818)
Less:
Comprehensive income attributable to noncontrolling interests	15	75
Comprehensive income (loss) attributable to Corebridge	$2,337	$(6,893)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
Corebridge | First Quarter 2023 Form 10-Q 6

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity

(in millions)	Common Stock	Common Stock Class A	Common Stock Class B	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended March 31, 2023
Balance, beginning of period	$6	$—	$—	$8,030	$18,207	$(16,863)	$9,380	$939	$10,319
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	(459)	—	(459)	6	(453)
Dividends on common stock	—	—	—	—	(149)	—	(149)	—	(149)
Other comprehensive income, net of tax	—	—	—	—	—	2,796	2,796	9	2,805
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25	25
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(50)	(50)
Other	—	—	—	(6)	(7)	—	(13)	—	(13)
Balance, end of period	$6	$—	$—	$8,024	$17,592	$(14,067)	$11,555	$910	$12,465

(in millions)	Common Stock	Common Stock Class A	Common Stock Class B	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended March 31, 2022
Balance, beginning of period*	$—	$5	$1	$8,054	$10,937	$8,233	$27,230	$1,759	$28,989
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	3,366	—	3,366	76	3,442
Dividends on common stock	—	—	—	—	(290)	—	(290)	—	(290)
Other comprehensive loss, net of tax	—	—	—	—	—	(10,259)	(10,259)	—	(10,259)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	14	14
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(280)	(280)
Other	—	—	—	(20)	1	—	(19)	(4)	(23)
Reorganization transactions	6	(5)	(1)	—	—	—	—	—	—
Balance, end of period	$6	$—	$—	$8,034	$14,014	$(2,026)	$20,028	$1,565	$21,593
* Balance, beginning of period has been updated to reflect the adoption of long-duration targets improvements. See Note 2.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
Corebridge | First Quarter 2023 Form 10-Q 7

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net income (loss)	$(453)	$3,441
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	89	90
Net loss on divestitures	3	2
Unrealized (gains) losses in earnings - net	151	(36)
Change in the fair value of market risk benefits in earnings, net	316	(496)
Equity in income from equity method investments, net of dividends or distributions	(22)	(51)
Depreciation and other amortization	105	157
Changes in operating assets and liabilities:
Insurance reserves	41	(212)
Premiums and other receivables and payables - net	(17)	61
Funds held relating to Fortitude Re Reinsurance contracts	538	(3,443)
Reinsurance assets and funds held under reinsurance treaties	58	311
Capitalization of deferred policy acquisition costs	(318)	(261)
Current and deferred income taxes - net	(220)	341
Other, net	30	93
Total adjustments	754	(3,444)
Net cash provided by operating activities	301	(3)
Cash flows from investing activities:
Proceeds from (payments for)
sales or distributions of:
Available-for-sale securities	2,621	2,795
Other securities	208	123
Other invested assets	226	582
Divestitures, net	32	—
Maturities of fixed maturity securities available for sale	1,876	2,819
Principal payments received on mortgage and other loans receivable	714	1,618
Purchases of:
Available-for-sale securities	(4,558)	(4,916)
Other securities	(413)	(844)
Other invested assets	(259)	(512)
Mortgage and other loans receivable	(1,868)	(3,312)
Acquisition of businesses, net of cash and restricted cash acquired	—	(107)
Net change in short-term investments	100	982
Net change in derivative assets and liabilities	(301)	(187)
Other, net	145	(287)
Net cash used in investing activities	(1,477)	(1,246)
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	8,226	6,410
Policyholder contract withdrawals	(6,468)	(4,802)
Issuance of debt of consolidated investment entities	39	729
Maturities and repayments of debt of consolidated investment entities	(142)	(765)
Dividends paid on common stock	(149)	(290)
Distributions to noncontrolling interests	(50)	(187)
Contributions from noncontrolling interests	25	14
Net change in securities lending and repurchase agreements	(442)	(130)
Other, net	26	271
Net cash provided by (used in) financing activities	1,065	1,250
Effect of exchange rate changes on cash and restricted cash	2	(2)
Net decrease in cash and restricted cash	(109)	(1)
Cash and restricted cash at beginning of year	633	601
Cash and restricted cash at end of year	$524	$600
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
Corebridge | First Quarter 2023 Form 10-Q 8

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

Supplementary Disclosure of Consolidated Cash Flow Information

	Three Months Ended March 31,
(in millions)	2023	2022
Cash	$465	$583
Restricted cash included in short-term investments*	55	13
Restricted cash included in other assets*	4	4
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$524	$600

Cash paid during the period for:
Interest	$83	$44
Taxes	4	518
Non-cash investing activities:
Fixed maturity securities, designated available for sale, received in connection with pension risk transfer transactions	(1,424)	—
Fixed maturity securities, designated available for sale, transferred in connection with reinsurance transactions	456	204
Equity securities distributed in lieu of cash to non-consolidated Corebridge affiliate	—	94
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	1,107	854
Fee income debited to policyholder contract deposits included in financing activities	(525)	(420)
Distribution in lieu of cash, in equity securities, to non-consolidated Corebridge affiliate	—	(94)
*Primarily includes funds held for tax sharing payments to Corebridge Parent, security deposits.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
Corebridge | First Quarter 2023 Form 10-Q 9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Overview and Basis of Presentation

1. Overview and Basis of Presentation
Corebridge Financial, Inc. (“Corebridge Parent”) is a leading provider of retirement solutions and life insurance products in the United States. Our primary business operations consist of sales of individual and group annuities and life insurance products to individuals and institutional markets. Corebridge Parent common stock, par value $0.01 per share, is listed on the New York Stock Exchange (NYSE:CRBG). The terms “Corebridge,” “we,” “us,” “our” or the “Company” mean Corebridge Parent and its consolidated subsidiaries, unless the context refers to Corebridge Parent only. Subsidiaries of Corebridge Parent include: AGC Life Insurance Company (“AGC”), American General Life Insurance Company (“AGL”), The Variable Annuity Life Insurance Company (“VALIC”), VALIC Trust Company (“VTC”), The United States Life Insurance Company in the City of New York (“USL”), AIG Life of Bermuda, Ltd. (“AIG Bermuda”), AIG Life Ltd. (“AIG Life (United Kingdom)”) and its subsidiary, Laya Healthcare Ltd. (“Laya”) and SAFG Capital LLC and its subsidiaries.
These unaudited Condensed Consolidated Financial Statements present the results of operations, financial condition and cash flows of the Company. On September 19, 2022, we completed an initial public offering (the “IPO”) in which American International Group, Inc. (“AIG Parent”) sold 80,000,000 shares of Corebridge Parent common stock to the public. As of March 31, 2023, AIG owns 77.3% of the outstanding common stock of Corebridge Parent. AIG Parent is a publicly traded entity, listed on the New York Stock Exchange (NYSE:AIG). The term “AIG” means AIG Parent and its consolidated subsidiaries, unless the context refers to AIG Parent only.
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
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’). All material intercompany accounts and transactions between consolidated entities have been eliminated.
The Company has recorded affiliated transactions with certain AIG subsidiaries that are not subsidiaries of Corebridge which have not been eliminated in the consolidated financial statements of the Company. The accompanying financial statements reflect all normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary in the opinion of management for a fair statement of our financial position, results of operations and cash flows for the periods presented.
We adopted the Financial Accounting Standards Board’s (the “FASB”) targeted improvements to the accounting for long-duration contracts (the “standard” or “LDTI”) on January 1, 2023 with a transition date of January 1, 2021 (“the transition date”). In accordance with the transition guidance in the standard, we updated our prior period Condensed Consolidated Financial Statements presented herein to reflect LDTI. For additional detail, see Note 2.
USE OF ESTIMATES
The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. Accounting policies that we believe are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:
•valuation of market risk benefits (“MRBs”) related to guaranteed benefit features of variable annuity products, fixed annuity products and fixed index annuity products;
•valuation of embedded derivative liabilities for fixed index annuity and index universal life products;
•valuation of future policy benefit liabilities and recognition of remeasurement gains and losses;
•reinsurance assets, including the allowance for credit losses;
•goodwill impairment;
•allowance for credit losses primarily on loans and available for sale fixed maturity securities;
•fair value measurements of certain financial assets and liabilities; and
•income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset.
These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.
Corebridge | First Quarter 2023 Form 10-Q 10

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies with the exception of the policies listed below which were impacted by the adoption of LDTI. For additional information on our significant accounting policies not impacted by the adoption LDTI, see Note 2 to the Consolidated Financial Statements in the 2022 Annual Report.
The following list identifies our significant accounting policies presented in other Notes to these Condensed Consolidated Financial Statements, with a reference to the Note where a detailed description can be found:
Note 5. Investments
•Net realized gains (losses)
Note 7. Reinsurance
•Reinsurance assets – net of allowance
Note 10. Deferred Policy Acquisition Costs
•Deferred policy acquisition costs
•Value of business acquired
•Deferred sales inducements
•Amortization of deferred policy acquisition costs
•Non-deferrable insurance commissions
Note 11. Insurance Liabilities
•Future policy benefits
•Policyholder contract deposits
•Other policyholder funds
Note 12. Market Risk Benefits
Note 13. Separate Account Assets and Liabilities
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
For limited payment contracts, premiums are due over a significantly shorter period than the period over which benefits are provided. Prior to the adoption of LDTI on January 1, 2021, the difference between the gross premium received and the net premium was deferred and recognized in premiums in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This Deferred Profit Liability (“DPL”) was recorded in the Condensed Consolidated Balance Sheets in Other policyholder funds. After January 1, 2021, the difference between the gross premium received and recorded as revenue and the net premium is deferred and recognized in Policyholder benefits in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This DPL is recorded in the Condensed Consolidated Balance Sheets in Future policy benefits for life and accident and health insurance contracts.
Premiums on short-duration accident and health policies are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums includes the portion of premiums written relating to the unexpired terms of coverage. This unearned revenue reserve (“URR”) is recorded in the Condensed Consolidated Balance Sheets in Other policyholder funds.
Prior to the adoption of LDTI on January 1, 2021, reinsurance premiums ceded under yearly renewable term (“YRT”) reinsurance agreements were recognized as a reduction in revenues over the period the reinsurance coverage was utilized in proportion to the risks to which the premiums relate, while premiums ceded under modified coinsurance (“modco”) treaties were recognized when due. After January 1, 2021 all reinsurance premiums ceded are recognized when due, following a ceded net premium ratio methodology that also accrues a proportionate amount of estimated benefits.
Reinsurance premiums for assumed business are estimated based on information received from ceding companies and reinsurers. Any subsequent differences that arise regarding such estimates are recorded in the periods in which they are determined.
Corebridge | First Quarter 2023 Form 10-Q 11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. Summary of Significant Accounting Policies
Amounts received as payment for investment-oriented contracts such as universal life, variable annuities, fixed annuities, and fixed index annuities, are reported as deposits to Policyholder contract deposits or Separate account liabilities, as applicable. Revenues from these contracts are recorded in policy fees and consist of policy charges for the cost of insurance, policy administration charges, surrender charges and amortization of unearned revenue reserves. Policy fees are recognized as revenues in the period in which they are assessed against policyholders, unless the fees are designed to compensate Corebridge for services to be provided in the future. Prior to the adoption of LDTI on January 1, 2021, fees deferred as unearned revenue were amortized in relation to the incidence of estimated gross profits (“EGPs”) to be realized over the estimated lives of the contracts. After January 1, 2021 fees deferred as unearned revenue are amortized on a constant level basis over the estimated lives of the contracts, consistent with the amortization of deferred acquisition costs. This unearned revenue reserve is recorded in the Condensed Consolidated Balance Sheets in Other policyholder funds.
ACCOUNTING STANDARDS ADOPTED DURING 2023
Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity.
The Company adopted the standard on January 1, 2023 using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs (“DAC”). The Company also adopted the standard in relation to MRBs on a full retrospective basis. As of the January 1, 2021 transition date, the impact of the adoption of the standard was a net decrease to beginning Accumulated other comprehensive income (loss) (“AOCI”) of $2.3 billion and a net increase to beginning Shareholders’ net investment of $1.2 billion primarily driven by (1) changes related to MRBs in our Individual Retirement and Group Retirement segments, including the impact of non-performance risk adjustments which reclassified the portion of the changes in fair value attributable to non-performance risk from Shareholders' net investment to AOCI, (2) changes to the discount rate which most significantly impacted our Life Insurance and Institutional Markets segments, and (3) the removal of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments.
The accounting for the Fortitude Reinsurance Company Ltd. (“Fortitude Re”) reinsurance assets, including the discount rates, continued to be calculated using the same methodology and assumptions as the direct policies, and therefore have been recalculated on an LDTI basis. The accounting for reinsurance transactions between the Company and Fortitude Re structured as modco remained unchanged.
Market risk benefits: The standard requires the measurement of all MRBs (e.g., living benefit and death benefit guarantees associated with variable annuities) associated with deposit (or account balance) contracts at fair value at each reporting period. Changes in fair value compared to prior periods are recorded and presented separately within the income statement, with the exception of instrument-specific credit risk changes (non-performance adjustments), which are recognized in Other comprehensive income (loss) (“OCI”). MRBs impacted both Shareholders’ net investment and AOCI upon transition.
The accounting for MRBs primarily impacted our Individual Retirement and Group Retirement segments. For additional disclosures about MRBs, see Note 12.
Discount rate assumption: The standard requires the discount rate assumption for the liability for future policy benefits to be updated at the end of each reporting period using an upper-medium grade (low credit risk) fixed income instrument yield that maximizes the use of observable market inputs. Upon transition, the Company had an adjustment to AOCI due to the fact that the market upper-medium grade (low credit risk) interest rates as of the Transition Date differed from reserve interest accretion rates.
Following adoption of the standard, the impact of changes to discount rates are recognized through OCI. Changes resulting from updating the discount rate each reporting period primarily impact term life insurance and other traditional life insurance products, as well as pension risk transfer (“PRT”) and structured settlement products. For additional information on the discount rate assumption under accounting for Long-Duration Contracts Standard, see Note 11.
Removal of balances related to changes in unrealized appreciation (depreciation) on investments: Under the standard, the majority of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments were eliminated.
In addition to the above, the standard also:
•Requires the review and, if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and separate presentation of any resulting re-measurement gain or loss (except for discount rate changes as noted above) in the Condensed Consolidated Statements of Income (Loss). For additional information, see Note 11.
•Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts and no longer requires an impairment test. For additional information, see Note 10.
Corebridge | First Quarter 2023 Form 10-Q 12

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. Summary of Significant Accounting Policies
•Increases disclosures of disaggregated rollforwards of several balances, including but not limited to liabilities for future policy benefits, deferred acquisition costs, account balances, MRBs, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.
The following table presents the impacts in connection with the adoption of LDTI on January 1, 2021 as well as cross references to the applicable notes herein for additional information:

	Balance, Beginning of Year	Cumulative Effect Adjustment as of January 1, 2021	Updated Balances post-adoption of LDTI
(in millions)
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes(a)	$29,158	$7,666	$36,824
Reinsurance assets - other, net of allowance for credit losses and disputes(a)	2,707	433	3,140
Deferred income taxes	3,640	310	3,950
Deferred policy acquisition costs and value of business acquired(b)	7,363	3,137	10,500
Market risk benefit assets(c)	—	338	338
Other assets(d)	3,428	396	3,824
Total assets	410,155	12,280	422,435
Future policy benefits for life and accident and health insurance(e)	54,660	10,522	65,182
Policyholder contract deposits(e)	154,892	(6,471)	148,421
Market risk benefit liabilities(c)	—	8,739	8,739
Other policyholder funds(f)	2,492	248	2,740
Other liabilities(g)	9,954	399	10,353
Total liabilities	370,323	13,437	383,760
Shareholders’ net investment(h)	22,579	1,192	23,771
Accumulated other comprehensive income(h)	14,653	(2,349)	12,304
Total Corebridge Shareholders' net investment	37,232	(1,157)	36,075
Total equity	39,781	(1,157)	38,624
Total liabilities, redeemable noncontrolling interest and shareholder’s net investment	$410,155	$12,280	$422,435
(a)     Refer to Note 7 for additional information on the transition impacts associated with LDTI.
(b) Refer to Note 10 for additional information on the transition impacts associated with LDTI.
(c)     Refer to Note 12 for additional information on the transition impacts associated with LDTI.
(d)     Other assets include deferred sales inducement assets. Refer to Note 10 for additional information on the transition impacts associated with LDTI.
(e)     Refer to Note 11 for additional information on the transition impacts associated with LDTI.
(f)     Other policyholder funds include URR. Refer to Note 11 for additional information on the transition impacts associated with LDTI.
(g)    Other liabilities include deferred cost of reinsurance liabilities. Refer to Note 7 for additional information on the transition impacts associated with LDTI.
(h)    Includes a correction of $158 million to increase shareholders' net investment and decrease AOCI.

Corebridge | First Quarter 2023 Form 10-Q 13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. Summary of Significant Accounting Policies
The following table presents the impacts in connection with the adoption of LDTI on January 1, 2021 on our previously reported Condensed Consolidated Balance Sheet as of December 31, 2022:

December 31, 2022	As Previously Reported	Effect of Change	Updated Balances post-adoption of LDTI
(in millions)
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes	$27,794	$(950)	$26,844
Reinsurance assets - other, net of allowance for credit losses and disputes	2,980	(463)	2,517
Deferred income taxes	9,162	(331)	8,831
Deferred policy acquisition costs and value of business acquired	13,179	(2,616)	10,563
Market risk benefit assets	—	796	796
Other assets	2,852	(331)	2,521
Total assets	364,217	(3,895)	360,322
Future policy benefits for life and accident and health insurance	57,266	(6,748)	50,518
Policyholder contract deposits	158,966	(2,908)	156,058
Market risk benefit liabilities	—	4,736	4,736
Other policyholder funds	3,331	(446)	2,885
Other liabilities	8,775	301	9,076
Total liabilities	355,068	(5,065)	350,003
Retained earnings	16,121	2,086	18,207
Accumulated other comprehensive income	(15,947)	(916)	(16,863)
Total Corebridge Shareholders' equity	8,210	1,170	9,380
Total equity	9,149	1,170	10,319
Total liabilities, redeemable noncontrolling interest and equity	$364,217	$(3,895)	$360,322
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statement of Income (Loss) for the three months ended March 31, 2022:

Three Month Ended March 31, 2022	As Previously Reported	Effect of Change	Updated Balances post-adoption of LDTI
(in millions, except per common share data)
Revenues:
Premiums	$726	$9	$735
Policy fees	764	(34)	730
Total net realized gains (losses)	3,726	(839)	2,887
Total revenues	8,104	(864)	7,240
Benefits and expenses:
Policyholder benefits	1,366	(198)	1,168
Change in the fair value of market risk benefits, net	—	(233)	(233)
Interest credited to policyholder account balances	875	3	878
Amortization of deferred acquisition costs and value of business acquired	543	(300)	243
Non-deferrable insurance commissions	161	(17)	144
Total benefits and expenses	3,685	(745)	2,940
Income (loss) before income tax expense (benefit)	4,419	(119)	4,300
Income tax expense (benefit):	883	(24)	859
Net income (loss)	3,536	(95)	3,441
Net income (loss) attributable to Corebridge	$3,461	$(95)	$3,366
Income (loss) per common share attributable to Corebridge common shareholders:
Common stock - Basic	$5.37	$(0.15)	$5.22
Common stock - Diluted	$5.37	$(0.15)	$5.22
Corebridge | First Quarter 2023 Form 10-Q 14

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. Summary of Significant Accounting Policies
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2022:

Three Month Ended March 31, 2022	As Previously Reported	Effect of Change	Updated Balances post-adoption of LDTI
(in millions)
Net income	$3,536	$(95)	$3,441
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of all other investments	(10,860)	(2,516)	(13,376)
Change in fair value of market risk benefits attributable to changes in the instrument-specific risk	—	782	782
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	—	2,232	2,232
Other comprehensive income (loss)	(10,756)	497	(10,259)
Comprehensive income (loss)	(7,220)	402	(6,818)
Comprehensive income (loss) attributable to Corebridge	$(7,295)	$402	$(6,893)
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022:

Three Month Ended March 31, 2022	As Previously Reported	Effect of Change	Updated Balances post-adoption of LDTI
(in millions)
Cash flows from operating activities:
Net income	$3,536	$(95)	$3,441
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized gains in earnings - net	(1,169)	1,133	(36)
Change in the fair value of market risk benefits in earnings, net	—	(496)	(496)
Depreciation and other amortization	469	(312)	157
Changes in operating assets and liabilities:
Insurance reserves	67	(279)	(212)
Reinsurance assets and funds held under reinsurance treaties	97	214	311
Capitalization of deferred policy acquisition costs	(244)	(17)	(261)
Current and deferred income taxes - net	365	(24)	341
Other, net	235	(142)	93
Total adjustments	(3,521)	77	(3,444)
Net cash provided by operating activities	$15	$(18)	$(3)
Cash flows from financing activities:
Policyholder contract deposits	$6,392	$18	$6,410
Net cash provided by financing activities	$1,232	$18	$1,250
Troubled Debt Restructuring and Vintage Disclosures
In March 2022, the FASB issued an accounting standard update that eliminates the accounting guidance for troubled debt restructurings (“TDRs”) for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The standard also updates the requirements for accounting for credit losses by adding enhanced disclosures for creditors related to loan refinancings and restructurings for borrowers experiencing financial difficulty. The Company adopted the standard prospectively as of January 1, 2023 and the standard did not have a material impact on our reported consolidated financial condition, results of operations, or cash flows. For the updated required disclosures, see Note 6.
FUTURE APPLICATION OF ACCOUNTING STANDARDS
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
Corebridge | First Quarter 2023 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

3. Segment Information
We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources.
We report our results of operations as five reportable segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities and variable annuities.
•Group Retirement – consists of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and limited non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issues individual and group life insurance in the United Kingdom, and distributes private medical insurance in Ireland.
•Institutional Markets – consists of stable value wrap (“SVW”) products, structured settlement and PRT annuities, guaranteed investment contracts (“GICs”) and Corporate Markets products that include corporate- and bank-owned life insurance (“COLI-BOLI”), private placement variable universal life and private placement variable annuity products.
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
Investment-related adjustments:
APTOI excludes “Net realized gains (losses)”, including changes in the allowance for credit losses on available-for-sale securities and loans, as well as gains or losses from sales of securities, except for gains (losses) related to the disposition of real estate investments. Net realized gains (losses), except for gains (losses) related to the disposition of real estate investments, are excluded as the timing of sales on invested assets or changes in allowances depend largely on market credit cycles and can vary considerably across periods. In addition, changes in interest rates may create opportunistic scenarios to buy or sell invested assets. Our derivative results, including those used to economically hedge insurance liabilities, and insurance liabilities that are accounted for as embedded derivatives are also included in Net realized gains (losses) and are similarly excluded from APTOI except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedges or for asset replication. Earned income on such economic hedges is reclassified from Net realized gains and losses to specific APTOI line items based on the economic risk being hedged (e.g., Net investment income and Interest credited to policyholder account balances).

Corebridge | First Quarter 2023 Form 10-Q 16

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Market Risk Benefits adjustments:
Certain of our variable annuity, fixed annuity and fixed index annuity contracts contain guaranteed minimum withdrawal benefits (“GMWBs”) and/or guaranteed minimum death benefits (“GMDBs”) which are accounted for as MRBs. Changes in the fair value of these MRBs (excluding changes related to instrument-specific credit risk), including certain rider fees attributed to the MRBs, along with changes in the fair value of derivatives used to hedge MRBs are recorded through “Change in the fair value of MRBs, net” and are excluded from APTOI.
Changes in the fair value of securities used to economically hedge MRBs are excluded from APTOI.
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
•loss (gain) on extinguishment of debt, if any;
•losses from the impairment of goodwill, if any; and
•income and loss from divested or run-off business, if any.

Corebridge | First Quarter 2023 Form 10-Q 17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended March 31, 2023
Premiums	$78	$6	$425	$1,575	$20	$—	$2,104	$1	$2,105
Policy fees	174	100	375	49	—	—	698	—	698
Net investment income(a)	1,128	500	317	332	68	(10)	2,335	360	2,695
Net realized gains (losses)(a)(b)	—	—	—	—	4	—	4	(1,462)	(1,458)
Advisory fee and other income	103	76	29	—	14	—	222	—	222
Total adjusted revenues	1,483	682	1,146	1,956	106	(10)	5,363	(1,101)	4,262
Policyholder benefits	65	9	708	1,718	—	—	2,500	(5)	2,495
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	196	196
Interest credited to policyholder account balances	519	291	82	123	—	—	1,015	11	1,026
Amortization of deferred policy acquisition costs	137	21	96	2	—	—	256	—	256
Non-deferrable insurance commissions	86	28	17	5	—	—	136	—	136
Advisory fee expenses	34	29	2	—	—	—	65	—	65
General operating expenses	108	118	159	23	91	—	499	83	582
Interest expense	—	—	—	—	172	(10)	162	10	172
Net (gain) loss on divestitures	—	—	—	—	—	—	—	3	3
Total benefits and expenses	949	496	1,064	1,871	263	(10)	4,633	298	4,931
Noncontrolling interests	—	—	—	—	(6)	—	(6)
Adjusted pre-tax operating income (loss)	$534	$186	$82	$85	$(163)	$—	$724
Adjustments to:
Total revenue							(1,101)
Total expenses							298
Noncontrolling interests							6
Income before income tax expense (benefit)							$(669)		$(669)

Three Months Ended March 31, 2022
Premiums	$56	$8	$425	$238	$21	$—	$748	$(13)	$735
Policy fees	185	114	384	47	—	—	730	—	730
Net investment income(a)	983	527	356	264	186	(5)	2,311	270	2,581
Net realized gains (losses)(a)(b)	—	—	—	—	11	—	11	2,876	2,887
Advisory fee and other income	123	85	36	1	38	5	288	19	307
Total adjusted revenues	1,347	734	1,201	550	256	—	4,088	3,152	7,240
Policyholder benefits	66	10	744	350	—	—	1,170	(2)	1,168
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(233)	(233)
Interest credited to policyholder account balances	454	284	85	59	—	—	882	(4)	878
Amortization of deferred policy acquisition costs	119	19	104	1	—	—	243	—	243
Non-deferrable insurance commissions	92	28	18	6	—	—	144	—	144
Advisory fee expenses	37	34	—	—	—	—	71	—	71
General operating expenses	111	117	166	19	104	7	524	62	586
Interest expense	—	—	—	—	77	(7)	70	11	81
Net (gain) loss on divestitures	—	—	—	—	—	—	—	2	2
Total benefits and expenses	879	492	1,117	435	181	—	3,104	(164)	2,940
Noncontrolling interests	—	—	—	—	(75)	—	(75)
Adjusted pre-tax operating income (loss)	$468	$242	$84	$115	$—	$—	$909
Adjustments to:
Total revenue							3,152
Total expenses							(164)
Noncontrolling interests							75
Income before income tax expense (benefit)							$4,300		$4,300
(a) Adjustments include Fortitude Re activity of $(611) million and $3.0 billion for the three months ended March 31, 2023 and 2022, respectively.
(b) Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
Corebridge | First Quarter 2023 Form 10-Q 18

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
VALUATION METHODOLOGIES OF FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
There were no changes to valuation methodologies of financial instruments measured at fair value with the exception of the valuation methodologies listed below which were impacted by the adoption of LDTI. For additional information on valuation methodologies not impacted by the adoption LDTI, see Note 4 to the Consolidated Financial Statements in the 2022 Annual Report.
Market Risk Benefits and Embedded Derivatives within Policyholder Contract Deposits
Certain variable annuity, fixed annuity and fixed index annuity contracts contain MRBs related to guaranteed benefit features that we separate from the host contracts and account for at fair value, with certain changes recognized in earnings. MRBs are contracts or contract features that provide protection to policyholders from other-than-nominal capital market risks and expose the insurance entity to other-than-nominal capital market risks.
The fair value of MRBs contained in certain variable annuity, fixed annuity and fixed index annuity contracts is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. These discounted cash flow projections primarily include benefits and related fees assessed, when applicable. In some instances, the projected cash flows from fees may exceed projected cash flows related to benefit payments and therefore, at a point in time, the carrying value of the MRBs may be in a net asset position. The projected cash flows incorporate best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows and policyholder behavior. Estimates of future policyholder behavior assumptions are subjective and are based primarily on our historical experience.
Because of the dynamic and complex nature of the projected cash flows with respect to MRBs in our variable annuity, fixed annuity, and fixed index annuity contracts, risk neutral valuations are used, which are calibrated to observable interest rate and equity option prices. Estimating the underlying cash flows for these products involves judgments regarding the capital market assumptions related to expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance and discount rates. Additionally, estimating the underlying cash flows for these products also involves judgments regarding policyholder behavior. The portion of fees attributable to the fair value of expected benefit payments is included within the fair value measurement of these MRBs, and related fees are classified in change in the fair value of MRBs, net, as earned, consistent with other changes in the fair value of these MRBs. Any portion of the fees not attributed to the MRBs is excluded from the fair value measurement and classified in policy fees as earned.
Option pricing models are used to estimate the fair value of embedded derivatives in our fixed index annuity and life contracts, taking into account the capital market assumptions for future index growth rates, volatility of the equity indices, future interest rates, and our
Corebridge | First Quarter 2023 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

ability to adjust the participation rate and the cap on fixed index credited rates in light of market conditions and policyholder behavior assumptions.
Projected cash flows are discounted using the interest rate swap curve (“swap curve”), which is viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, SOFR or LIBOR) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of MRBs and embedded derivatives associated with variable annuity, fixed annuity, fixed index annuity and life contracts. The non-performance risk adjustment (“NPA”) reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows. The non-performance risk adjustment is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our insurance companies. MRBs are measured using a non-performance risk adjustment that is a locked-in approximation of our claims-paying ability at policy issue (“locked-in NPA”) as well as a non-performance risk adjustment that reflects an approximation of our current claims-paying ability (“current NPA”).
When MRBs are remeasured each period, both the interest rates and current non-performance risk adjustment are updated. Changes in the swap curve and the time value accretion of the at-issue non-performance risk adjustment are recorded to net income while the difference between the MRBs measured using the at-issue non-performance risk adjustment and the current non-performance risk adjustment is recorded through OCI. For embedded derivatives, changes in the interest rates and the period-over-period change in the non-performance risk adjustment are recorded to net income.
Corebridge | First Quarter 2023 Form 10-Q 20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2023		Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:	Bonds available for sale:
U.S. government and government sponsored entities		$—	$1,259	$—	$—	$—	$1,259
Obligations of states, municipalities and political subdivisions		—	5,303	858	—	—	6,161
Non-U.S. governments		—	4,318	—	—	—	4,318
Corporate debt		—	102,389	1,704	—	—	104,093
RMBS(b)		—	6,791	5,687	—	—	12,478
CMBS		—	9,421	718	—	—	10,139
CLO(c)		—	7,239	1,834	—	—	9,073
ABS		—	833	10,707	—	—	11,540
Total bonds available for sale		—	137,553	21,508	—	—	159,061
Other bond securities:
U.S. government and government sponsored entities		—	1	—	—	—	1
Obligations of states, municipalities and political subdivisions		—	63	1	—	—	64
Non-U.S. governments		—	30	—	—	—	30
Corporate debt		—	2,231	130	—	—	2,361
RMBS(d)		—	61	114	—	—	175
CMBS		—	230	27	—	—	257
CLO(e)		—	293	71	—	—	364
ABS		—	70	781	—	—	851
Total other bond securities		—	2,979	1,124	—	—	4,103
Equity securities		140	1	50	—	—	191
Other invested assets(f)		—	—	1,852	—	—	1,852
Derivative assets:
Interest rate contracts		—	1,105	344	—	—	1,449
Foreign exchange contracts		—	1,230	—	—	—	1,230
Equity contracts		26	137	513	—	—	676
Credit contracts		—	—	—	—	—	—
Other contracts		—	—	14	—	—	14
Counterparty netting and cash collateral		—	—	—	(2,303)	(376)	(2,679)
Total derivative assets		26	2,472	871	(2,303)	(376)	690
Short-term investments		1	1,539	—	—	—	1,540
Market risk benefit assets		—	—	830	—	—	830
Separate account assets		84,202	3,155	—	—	—	87,357
Total		$84,369	$147,699	$26,235	$(2,303)	$(376)	$255,624
Liabilities:
Policyholder contract deposits(g)		$—	$116	$6,064	$—	$—	$6,180
Derivative liabilities:
Interest rate contracts		—	2,087	—	—	—	2,087
Foreign exchange contracts		—	356	—	—	—	356
Equity contracts		36	9	16	—	—	61
Credit contracts		—	—	—	—	—	—
Other contracts		—	—	—	—	—	—
Counterparty netting and cash collateral		—	—	—	(2,303)	(42)	(2,345)
Total derivative liabilities		36	2,452	16	(2,303)	(42)	159
Fortitude Re funds withheld payable(h)		—	—	1,774	—	—	1,774
Market risk benefit liabilities		—	—	5,144	—	—	5,144
Debt of consolidated investment entities		—	—	6	—	—	6
Total		$36	$2,568	$13,004	$(2,303)	$(42)	$13,263
Corebridge | First Quarter 2023 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

December 31, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$—	$1,198	$—	$—	$—	$1,198
Obligations of states, municipalities and political subdivisions	—	5,121	805	—	—	5,926
Non-U.S. governments	—	4,392	—	—	—	4,392
Corporate debt	—	102,724	1,968	—	—	104,692
RMBS(b)	—	6,274	5,670	—	—	11,944
CMBS	—	9,350	718	—	—	10,068
CLO(c)	—	6,516	1,670	—	—	8,186
ABS	—	792	9,595	—	—	10,387
Total bonds available for sale	—	136,367	20,426	—	—	156,793
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	37	—	—	—	37
Non-U.S. governments	—	22	—	—	—	22
Corporate debt	—	1,805	417	—	—	2,222
RMBS(d)	—	58	107	—	—	165
CMBS	—	204	28	—	—	232
CLO(e)	—	268	11	—	—	279
ABS	—	71	741	—	—	812
Total other bond securities	—	2,465	1,304	—	—	3,769
Equity securities	141	3	26	—	—	170
Other invested assets(f)	—	—	1,832	—	—	1,832
Derivative assets:
Interest rate contracts	1	1,269	303	—	—	1,573
Foreign exchange contracts	—	1,247	—	—	—	1,247
Equity contracts	11	124	282	—	—	417
Credit contracts	—	—	—	—	—	—
Other contracts	—	1	14	—	—	15
Counterparty netting and cash collateral	—	—	—	(2,547)	(406)	(2,953)
Total derivative assets	12	2,641	599	(2,547)	(406)	299
Short-term investments	1	1,356	—	—	—	1,357
Market risk benefit assets	—	—	796	—	—	796
Separate account assets	81,655	3,198	—	—	—	84,853
Total	$81,809	$146,030	$24,983	$(2,547)	$(406)	$249,869
Liabilities:
Policyholder contract deposits(g)	$—	$97	$5,367	$—	$—	$5,464
Derivative liabilities:
Interest rate contracts	—	2,676	—	—	—	2,676
Foreign exchange contracts	—	632	—	—	—	632
Equity contracts	2	10	15	—	—	27
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	—	—	—	—
Counterparty netting and cash collateral	—	—	—	(2,547)	(691)	(3,238)
Total derivative liabilities	2	3,318	15	(2,547)	(691)	97
Fortitude Re funds withheld payable(h)	—	—	1,262	—	—	1,262
Market risk benefit liabilities	—	—	4,736	—	—	4,736
Debt of consolidated investment entities	—	—	6	—	—	6
Total	$2	$3,415	$11,386	$(2,547)	$(691)	$11,565
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Includes investments in RMBS issued by related parties of $38 million and $2 million classified as Level 2 and Level 3, respectively, as of March 31, 2023. Additionally, includes investments in RMBS issued by related parties of $37 million and $2 million classified as Level 2 and Level 3, respectively, as of December 31, 2022.
(c)Includes investments in collateralized loan obligations (“CLOs”) issued by related parties of $238 million and $0 million as of March 31, 2023 and December 31, 2022, respectively. Of these amounts, $176 million of CLOs are classified as Level 3 as of March 31, 2023.
(d)Includes less than $1 million of investments in RMBS issued by related parties classified as Level 2 as of March 31, 2023 and December 31, 2022.
(e)Includes investments in CLOs issued by related parties of $28 million and $0 million as of March 31, 2023 and December 31, 2022, respectively. The $17 million of CLOs are classified as Level 3 as of March 31, 2023.
Corebridge | First Quarter 2023 Form 10-Q 22

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(f)Excludes investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent), which totaled $6.1 billion and $6.0 billion as of March 31, 2023 and December 31, 2022, respectively.
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
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three months ended March 31, 2023 and 2022 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2023 and 2022:.

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$805	$—	$55	$(2)	$—	$—	$—	$858	$—	$43
Corporate debt	1,968	(102)	44	14	167	(371)	(16)	1,704	—	51
RMBS	5,670	81	(40)	(8)	—	(16)	—	5,687	—	(66)
CMBS	718	7	(4)	—	24	(27)	—	718	—	(25)
CLO	1,670	9	(18)	21	54	(92)	190	1,834	—	(16)
ABS	9,595	42	269	804	—	(3)	—	10,707	—	254
Total bonds available for sale	20,426	37	306	829	245	(509)	174	21,508	—	241
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	1	—	—	—	1	—	—
Corporate debt	417	—	—	(96)	—	(191)	—	130	3	—
RMBS	107	4	—	3	—	—	—	114	2	—
CMBS	28	(1)	—	—	—	—	—	27	(1)	—
CLO	11	9	—	1	1	(5)	54	71	4	—
ABS	741	26	—	14	—	—	—	781	19	—
Total other bond securities	1,304	38	—	(77)	1	(196)	54	1,124	27	—
Equity securities	26	—	—	24	—	—	—	50	—	—
Other invested assets	1,832	(44)	5	59	—	—	—	1,852	(42)	—
Total(a)	$23,588	$31	$311	$835	$246	$(705)	$228	$24,534	$(15)	$241
Corebridge | First Quarter 2023 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,367	$381	$—	$316	$—	$—	$—	$6,064	$(368)	$—
Derivative liabilities, net:
Interest rate contracts	(303)	78	—	(119)	—	—	—	(344)	(71)	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(156)	(176)	—	(165)	—	—	—	(497)	178	—
Credit contracts	—	—	—	—	—	—	—	—	—	—
Other contracts	(14)	(16)	—	16	—	—	—	(14)	16	—
Total derivative liabilities, net(b)	(473)	(114)	—	(268)	—	—	—	(855)	123	—
Fortitude Re funds withheld payable	1,262	1,025	—	(513)	—	—	—	1,774	(633)	—
Debt of consolidated investment entities	6	—	—	—	—	—	—	6	—	—
Total(c)	$6,162	$1,292	$—	$(465)	$—	$—	$—	$6,989	$(878)	$—

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,395	$2	$(282)	$(56)	$—	$—	$—	$1,059	$—	$(270)
Corporate debt	1,907	(9)	(59)	218	91	(93)	—	2,055	—	(56)
RMBS	7,595	92	(404)	(365)	—	(406)	—	6,512	—	(400)
CMBS	1,072	7	(60)	10	—	(281)	—	748	—	(58)
CLO	3,038	(2)	(52)	11	825	(432)	—	3,388	—	(53)
ABS	7,400	16	(446)	671	—	—	—	7,641	—	(444)
Total bonds available for sale	22,407	106	(1,303)	489	916	(1,212)	—	21,403	—	(1,281)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—	—	—	—	—	—	—
Corporate debt	134	—	—	77	61	(12)	—	260	—	—
RMBS	106	(3)	—	12	—	—	—	115	(6)	—
CMBS	33	(2)	—	—	—	—	—	31	(2)	—
CLO	149	(7)	—	—	50	(2)	—	190	(2)	—
ABS	205	(17)	—	289	—	—	—	477	(18)	—
Total other bond securities	627	(29)	—	378	111	(14)	—	1,073	(28)	—
Equity securities	2	—	—	1	—	—	—	3	—	—
Other invested assets	1,892	110	(5)	(28)	24	(153)	—	1,840	118	—
Total(a)	$24,928	$187	$(1,308)	$840	$1,051	$(1,379)	$—	$24,319	$90	$(1,281)
Corebridge | First Quarter 2023 Form 10-Q 24

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,572	$(658)	$—	$121	$—	$—	$—	$5,035	$845	$—
Derivative liabilities, net:
Interest rate contracts	—	(1)	—	(2)	—	—	—	(3)	1	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(457)	315	—	(26)	—	—	—	(168)	(238)	—
Credit contracts	(1)	1	—	—	—	—	—	—	(1)	—
Other contracts	(12)	(17)	—	14	—	—	—	(15)	17	—
Total derivative liabilities, net(b)	(470)	298	—	(14)	—	—	—	(186)	(221)	—
Fortitude Re funds withheld payable	7,974	(2,837)	—	(341)	—	—	—	4,796	3,016	—
Debt of consolidated investment entities	5	1	—	(1)	—	—	—	5	(1)	—
Total(c)	$13,081	$(3,196)	$—	$(235)	$—	$—	$—	$9,650	$3,639	$—
(a)Excludes MRB assets of $830 million and $666 million for the three months ended March 31, 2023 and 2022, respectively. Refer to Note 12 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $5.1 billion and $6.1 billion for the three months ended March 31, 2023 and 2022, respectively. Refer to Note 12 for additional information.
Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income	Net Realized and Unrealized Gains (Losses)	Interest Expense	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended March 31, 2023
Assets:
Bonds available for sale	$—	$32	$5	$—	$—	$37
Other bond securities	$—	$38	$—	$—	$—	$38
Equity securities	$—	$—	$—	$—	$—	$—
Other invested assets	$—	$(43)	$(1)	$—	$—	$(44)
Three Months Ended March 31, 2022
Assets:
Bonds available for sale	$—	$117	$(11)	$—	$—	$106
Other bond securities	$—	$(29)	$—	$—	$—	$(29)
Equity securities	$—	$—	$—	$—	$—	$—
Other invested assets	$—	$110	$—	$—	$—	$110

Corebridge | First Quarter 2023 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Policy Fees	Net Investment Income	Net Realized and Unrealized Gains (Losses)	Interest Expense	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended March 31, 2023
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(381)	$—	$—	$(381)
Derivative liabilities, net	$16	$—	$197	$—	$(99)	$114
Fortitude Re funds withheld payable	$—	$—	$(1,025)	$—	$—	$(1,025)
Market risk benefit liabilities, net(c)	$—	$—	$—	$—	$(87)	$(87)
Debt of consolidated investment entities	$—	$—	$—	$—	$—	$—
Three Months Ended March 31, 2022
Liabilities:
Policyholder contract deposits(b)	$—	$—	$658	$—	$—	$658
Derivative liabilities, net	$15	$—	$(344)	$—	$31	$(298)
Fortitude Re funds withheld payable	$—	$—	$2,837	$—	$—	$2,837
Market risk benefit liabilities, net(c)	$—	$—	$3	$—	$699	$702
Debt of consolidated investment entities	$—	$—	$—	$1	$—	$1
(a) The portion of the fair value change attributable to instrument-specific credit risk is recognized in OCI.
(b) Primarily embedded derivatives.
(c) Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.
The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three months ended March 31, 2023 and 2022 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(*)	Purchases, Sales, Issuances and Settlements, Net(*)
Three Months Ended March 31, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$(2)	$(2)
Corporate debt	28	—	(14)	14
RMBS	167	—	(175)	(8)
CMBS	9	(6)	(3)	—
CLO	10	—	11	21
ABS	858	—	(54)	804
Total bonds available for sale	1,072	(6)	(237)	829
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	1
Corporate debt	—	—	(96)	(96)
RMBS	6	—	(3)	3
CMBS	—	—	—	—
CLO	1	—	—	1
ABS	32	—	(18)	14
Total other bond securities	40	—	(117)	(77)
Equity securities	24	—	—	24
Other invested assets	70	—	(11)	59
Total assets	$1,206	$(6)	$(365)	$835
Liabilities:
Policyholder contract deposits	$—	$326	$(10)	$316
Derivative liabilities, net	(101)	—	(167)	(268)
Fortitude Re funds withheld payable	—	—	(513)	(513)
Debt of consolidated investment entities	—	—	—	—
Total liabilities	$(101)	$326	$(690)	$(465)
Corebridge | First Quarter 2023 Form 10-Q 26

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements*	Purchases, Sales, Issuances and Settlements, Net*
Three Months Ended March 31, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$(55)	$(1)	$(56)
Corporate debt	—	—	218	218
RMBS	108	—	(473)	(365)
CMBS	42	—	(32)	10
CLO	53	—	(42)	11
ABS	824	—	(153)	671
Total bonds available for sale	1,027	(55)	(483)	489
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	19	—	58	77
RMBS	17	—	(5)	12
CMBS	—	—	—	—
CLO	9	—	(9)	—
ABS	291	—	(2)	289
Total other bond securities	336	—	42	378
Equity securities	—	—	1	1
Other invested assets	239	—	(267)	(28)
Total assets	$1,602	$(55)	$(707)	$840
Liabilities:
Policyholder contract deposits	$—	$195	$(74)	$121
Derivative liabilities, net	(73)	—	59	(14)
Fortitude Re funds withheld payable	—	—	(341)	(341)
Debt of consolidated investment entities	—	—	(1)	(1)
Total liabilities	$(73)	$195	$(357)	$(235)
* There were no issuances during the three months ended March 31, 2023 and 2022.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2023 and 2022 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $7 million and $(25) million of net gains (losses) related to assets transferred into Level 3 during the three months ended March 31, 2023 and 2022, respectively, and includes $11 million and $(39) million of net gains (losses) related to assets transferred out of Level 3 during the three months ended March 31, 2023 and 2022, respectively.
Transfers of Level 3 Assets
During the three months ended March 31, 2023 and 2022, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage backed securities (“CMBS”), CLO and asset-backed securities (“ABS”). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three months ended March 31, 2023 and 2022, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO, ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable
Corebridge | First Quarter 2023 Form 10-Q 27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three months ended March 31, 2023. During the three months ended March 31, 2022, transfers of Level 3 liabilities primarily included certain equity derivatives.
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

(in millions)	Fair Value at March 31, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$833	Discounted cash flow	Yield	4.91%-5.55% (5.23%)
Corporate debt	$1,655	Discounted cash flow	Yield	4.77% - 9.70% (7.24%)
RMBS(c)	$3,590	Discounted cash flow	Prepayment Speed	4.73% - 10.10% (7.41%)
			Default Rate	0.86% - 2.72% (1.79%)
			Yield	6.19% - 7.87% (7.03%)
			Loss Severity	44.50% - 78.53% (61.51%)
CLO(c)	$1,518	Discounted cash flow	Yield	6.75% - 8.44% (7.59%)
ABS(c)	$8,332	Discounted cash flow	Yield	5.60% - 7.41% (6.50%)
CMBS	$570	Discounted cash flow	Yield	4.28% - 25.46% (11.78%)
Market risk benefit assets	$830	Discounted cash flow	Equity volatility	6.55%- 51.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.34% - 2.45%
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$2,381	Discounted cash flow	Equity volatility	6.55%- 51.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% -160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.34% - 2.45%
Fixed annuities guaranteed benefits	$806	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(h)	90.00% - 97.50%
			NPA(g)	0.34% - 2.45%
Corebridge | First Quarter 2023 Form 10-Q 28

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at March 31, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Fixed index annuities guaranteed benefits	$1,957	Discounted cash flow	Equity volatility	6.55% - 51.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.34% - 2.45%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities	$5,269	Discounted cash flow	Equity volatility	6.55% - 51.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.34% - 2.45%
Index Life	$795	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality multiplier(e)(f)	0.00%- 100.00%
			Equity Volatility	5.75% - 21.40%
			NPA(g)	0.34% - 2.45%

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$780	Discounted cash flow	Yield	5.33% - 5.92% (5.63%)
Corporate debt	$1,988	Discounted cash flow	Yield	4.90% - 9.54% (7.22%)
RMBS(c)	$3,725	Discounted cash flow	Constant prepayment rate	4.84% - 10.35% (7.60%)
			Loss severity	45.01% - 77.28% (61.14%)
			Constant default rate	0.79% - 2.67% (1.73%)
			Yield	5.95% - 7.72% (6.84%)
CLO(c)	$1,547	Discounted cash flow	Yield	7.13% - 7.59% (7.36%)
ABS(c)	$6,591	Discounted cash flow	Yield	6.01% - 7.96% (6.98%)
CMBS	$663	Discounted cash flow	Yield	4.72% - 10.21% (7.46%)
Market risk benefit assets	$796	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Corebridge | First Quarter 2023 Form 10-Q 29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$2,358	Discounted cash flow	Equity volatility	6.45%- 50.75%
			Base lapse rate	0.16%- 28.80%
			Dynamic lapse multiplier(e)	20.00%- 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Fixed annuities guaranteed benefits	$680	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.16%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(h)	90.00% - 97.50%
			NPA(g)	0.00% - 2.03%
Fixed index annuities guaranteed benefits	$1,698	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% -50.00%
			Dynamic lapse multiplier(e)	20.00%- 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 5.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities	$4,657	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 5.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Index Life	$710	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality multiplier(e)(f)	0.00% - 100.00%
			Equity volatility	5.75% - 23.63%
			NPA(g)	0.00% - 2.03%
(a)Represents discount rates, estimates and assumptions that we believe would be used by market participants when valuing these assets and liabilities.
(b)The weighted averaging for fixed maturity securities is based on the estimated fair value of the securities. Because the valuation methodology for embedded derivatives within policyholder contract deposits and MRBs uses a range of inputs that vary at the contract level over the cash flow projection period, management believes that presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation. Information received from third-party valuation service providers.
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
(e)The ranges for these inputs vary due to the different GMWB product specification and policyholder characteristics across in-force policies. Policyholder characteristics that affect these ranges include age, policy duration, and gender.
(f)Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.
(g)The non-performance risk adjustment (“NPA”) applied as a spread over risk-free curve for discounting.
Corebridge | First Quarter 2023 Form 10-Q 30

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(h)The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders. The total embedded derivative liability at March 31, 2023 and December 31, 2022 was approximately $1.2 billion and $1.1 billion, respectively.
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
MRBs and Embedded Derivatives within Policyholder Contract Deposits
For MRBs and embedded derivatives, the assumptions for unobservable inputs vary throughout the period over which cash flows are projected for valuation purposes. The following are applicable unobservable inputs:
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
•Equity and interest rate correlation estimates the relationship between changes in equity returns and interest rates in the economic scenario generator used to value our MRBs. In general, a higher positive correlation assumes that equity markets and interest rates move in a more correlated fashion, which generally increases the fair value of the liability. Only our fixed index annuities with a GMWB rider are subject to the equity and interest correlation assumption. Other policies such as accumulation fixed index annuity and life products do not use a correlation assumption.
•Base lapse rate assumptions are determined by company experience and judgment and are adjusted at the contract level using a dynamic lapse function, which reduces the base lapse rate when the contract is in-the-money (when the contract holder’s guaranteed value, as estimated by the company, is worth more than their underlying account value). Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. Increases in assumed lapse rates will generally decrease the fair value of the liability as fewer policyholders would persist to collect guaranteed benefit amounts.
•Mortality rate assumptions, which vary by age and gender, are based on company experience and include a mortality improvement assumption. Increases in assumed mortality rates will decrease the fair value of the GMWB liability, while lower mortality rate assumptions will generally increase the fair value of the liability because guaranteed withdrawal payments will be made for a longer period of time and generally exceed any decrease in guaranteed death benefits.
•Utilization assumptions estimate the timing when policyholders with a GMWB will elect to utilize their benefit and begin taking withdrawals. The assumptions may vary by the type of guarantee, tax-qualified status, the contract’s withdrawal history and the age of the policyholder. Utilization assumptions are based on company experience, which includes partial withdrawal behavior. Increases in assumed utilization rates will generally increase the fair value of the liability.
•Non-performance or “own credit” risk adjustment used in the valuation of MRBs and embedded derivatives, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the NPA spread) to the curve used to discount projected benefit cash flows. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the MRBs and embedded derivatives, resulting in a gain in AOCI or Net realized gains (losses), respectively, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the MRBs and embedded derivatives, resulting in a loss in AOCI or Net realized gains (losses), respectively.
Corebridge | First Quarter 2023 Form 10-Q 31

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
•For embedded derivatives, option budgets estimate the expected long-term cost of options used to hedge exposures associated with index price changes. The level of option budgets determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.
Embedded Derivatives within Reinsurance Contracts
The fair value of embedded derivatives associated with funds withheld reinsurance contracts is determined based upon a total return valuation technique with reference to the fair value of the investments held by Corebridge related to Corebridge’s funds withheld payable. The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable, and accordingly, the valuation is considered Level 3 in the fair value hierarchy.
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

		March 31, 2023		December 31, 2022
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,114	$1,660	$2,014	$1,719
Real estate	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	1,064	548	1,082	549
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	208	109	212	118
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	492	33	510	40
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	445	88	443	78
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	956	297	902	284
Total private equity funds		5,279	2,735	5,163	2,788
Corebridge | First Quarter 2023 Form 10-Q 32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

		March 31, 2023		December 31, 2022
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	5	—	5	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	272	—	335	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	351	—	366	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	175	—	178	—
Total hedge funds		803	—	884	—
Total		$6,082	$2,735	$6,047	$2,788
Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments.
The hedge fund investments included above, which are carried at fair value, are generally redeemable subject to the redemption notice periods. The majority of our hedge fund investments are redeemable monthly or quarterly.
FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value options:

	Three Months Ended March 31,
(in millions)	2023	2022
Assets:
Other bond securities(a)	$115	$(112)
Alternative investments(b)	1	243
Total assets	116	131
Liabilities:
Policyholder contract deposits(c)	(1)	7
Debt of consolidated investment entities(d)	—	(1)
Total liabilities	(1)	6
Total gain (loss)	$115	$137
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
We have elected the fair value option on certain debt securities issued by Corebridge or its affiliates. As of March 31, 2023, and December 31, 2022, the fair value was $6 million and $6 million, respectively. This relates to interest only notes issued by residential mortgage loan securitization structures for which the principal of the notes is a reference amount only and its repayment is not expected. The aforementioned principal reference amounts are $648 million and $655 million as of March 31, 2023 and December 31, 2022, respectively.

Corebridge | First Quarter 2023 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2023	2022
March 31, 2023
Other investments	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—
December 31, 2022
Other investments	$—	$—	$12	$12
Total	$—	$—	$12	$12
In addition to the assets presented in the table above, at March 31, 2023, Corebridge had $100 million of loans held for sale which are carried at fair value, determined on an individual loan basis. There is no associated impairment charge.
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
Corebridge | First Quarter 2023 Form 10-Q 34

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
March 31, 2023
Assets:
Mortgage and other loans receivable	$—	$32	$42,928	$42,960	$45,770
Other invested assets	—	244	—	244	244
Short-term investments	—	2,466	—	2,466	2,466
Cash	465	—	—	465	465
Other assets	4	—	—	4	4
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	115	132,903	133,018	138,269
Fortitude Re funds withheld payable	—	—	24,859	24,859	24,859
Other liabilities	—	2,614	—	2,614	2,614
Short-term debt		1,500	—	1,500	1,500
Long-term debt	—	7,108	—	7,108	7,871
Debt of consolidated investment entities	—	86	2,347	2,433	2,682
Separate account liabilities - investment contracts	—	83,452	—	83,452	83,452
December 31, 2022
Assets:
Mortgage and other loans receivable	$—	$31	$40,936	$40,967	$44,403
Other invested assets	—	222	—	222	222
Short-term investments	—	3,043	—	3,043	3,043
Cash	552	—	—	552	552
Other assets	4	8	—	12	12
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	119	129,174	129,293	137,086
Fortitude Re funds withheld payable	—	—	25,289	25,289	25,289
Other liabilities	—	3,056	—	3,056	3,056
Short-term debt	—	1,500	—	1,500	1,500
Long-term debt	—	7,172	—	7,172	7,868
Debt of consolidated investment entities	—	3,055	2,488	5,543	5,952
Separate account liabilities - investment contracts	—	80,649	—	80,649	80,649
Corebridge | First Quarter 2023 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs(a)	Allowance for Credit Losses(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(a)
March 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$1,409	$—	$25	$(175)	$1,259
Obligations of states, municipalities and political subdivisions	6,761	—	77	(677)	6,161
Non-U.S. governments	5,065	(5)	32	(774)	4,318
Corporate debt	120,224	(64)	977	(17,044)	104,093
Mortgage-backed, asset-backed and collateralized:
RMBS	12,737	(26)	556	(789)	12,478
CMBS	11,245	(1)	8	(1,113)	10,139
CLO	9,409	—	27	(363)	9,073
ABS	12,621	—	27	(1,108)	11,540
Total mortgage-backed, asset-backed and collateralized	46,012	(27)	618	(3,373)	43,230
Total bonds available for sale	$179,471	$(96)	$1,729	$(22,043)	$159,061

December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$1,405	$—	$17	$(224)	$1,198
Obligations of states, municipalities and political subdivisions	6,808	—	42	(924)	5,926
Non-U.S. governments	5,251	(5)	25	(879)	4,392
Corporate debt	124,068	(116)	729	(19,989)	104,692
Mortgage-backed, asset-backed and collateralized:
RMBS	12,267	(27)	574	(870)	11,944
CMBS	11,176	—	7	(1,115)	10,068
CLO	8,547	—	15	(376)	8,186
ABS	11,752	—	15	(1,380)	10,387
Total mortgage-backed, asset-backed and collateralized	43,742	(27)	611	(3,741)	40,585
Total bonds available for sale	$181,274	$(148)	$1,424	$(25,757)	$156,793
(a)     The table above includes available-for-sale securities issued by related parties. This includes RMBS which had a fair value of $40 million and $39 million, and an amortized cost of $43 million and $43 million as of March 31, 2023 and December 31, 2022, respectively. Additionally, this includes CLOs which had a fair value of $238 million and an amortized cost of $249 million as of March 31, 2023. There were no available-for-sale CLO securities issued by related parties as of December 31, 2022.
(b)    Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
Corebridge | First Quarter 2023 Form 10-Q 36

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

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$809	$175	$1	$—	$810	$175
Obligations of states, municipalities and political subdivisions	4,762	675	22	2	4,784	677
Non-U.S. governments	3,762	769	7	—	3,769	769
Corporate debt	66,755	12,539	22,643	4,484	89,398	17,023
RMBS	4,745	374	2,523	348	7,268	722
CMBS	6,649	643	3,017	467	9,666	1,110
CLO	4,486	156	3,555	207	8,041	363
ABS	5,018	423	4,794	685	9,812	1,108
Total bonds available for sale	$96,986	$15,754	$36,562	$6,193	$133,548	$21,947

December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$761	$224	$—	$—	$761	$224
Obligations of states, municipalities and political subdivisions	5,076	924	—	—	5,076	924
Non-U.S. governments	3,932	868	—	—	3,932	868
Corporate debt	82,971	16,866	11,143	3,070	94,114	19,936
RMBS	6,227	653	903	171	7,130	824
CMBS	7,902	797	1,708	318	9,610	1,115
CLO	5,573	234	2,007	142	7,580	376
ABS	6,998	854	2,271	526	9,269	1,380
Total bonds available for sale	$119,440	$21,420	$18,032	$4,227	$137,472	$25,647
At March 31, 2023, we held 16,145 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,087 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2022, we held 16,516 individual fixed maturity securities that were in an unrealized loss position (including 1,923 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2023 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
March 31, 2023
Due in one year or less	$1,994	$1,989
Due after one year through five years	21,059	20,376
Due after five years through ten years	26,335	23,999
Due after ten years	84,002	69,467
Mortgage-backed, asset-backed and collateralized	45,985	43,230
Total	$179,375	$159,061
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
Corebridge | First Quarter 2023 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Three Months Ended March 31,
	2023		2022
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$46	$(139)	$64	$(163)
For the three months ended March 31, 2023 and 2022, the aggregate fair value of available for sale securities sold was $ 2.7 billion and $2.1 billion, respectively, which resulted in net realized gains (losses) of $(93) million and $(99) million, respectively. Included within the net realized gains (losses) are $(17) million and $(20) million of realized gains (losses) for the three months ended March 31, 2023 and 2022, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	March 31, 2023		December 31, 2022
(in millions)	Fair Value*	Percent of Total	Fair Value*		Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$1	—%	$—	—%	—%
Obligations of states, municipalities and political subdivisions	64	1%	37		1%
Non-U.S. governments	30	1%	22		1%
Corporate debt	2,361	55%	2,222		56%
Mortgage-backed, asset-backed and collateralized:
RMBS	175	4%	165		4%
CMBS	257	6%	232		6%
CLO	364	9%	279		7%
ABS	851	20%	812		21%
Total mortgage-backed, asset-backed and collateralized	1,647	39%	1,488		38%
Total fixed maturity securities	4,103	96%	3,769		96%
Equity securities	191	4%	170		4%
Total	$4,294	100%	$3,939		100%
* The table above includes other securities measured at fair value issued by related parties, which are primarily Corebridge affiliates that are not consolidated. This includes CLOs which had a fair value of $28 million as of March 31, 2023.
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	March 31, 2023	December 31, 2022
Alternative investments(a) (b)	$8,037	$8,014
Investment real estate (c)	1,868	1,831
All other investments (d)	591	573
Total (e)	$10,496	$10,418
(a)At March 31, 2023, included hedge funds of $802 million and private equity funds of $7.2 billion. At December 31, 2022, included hedge funds of $884 million and private equity funds of $7.1 billion.
(b)At March 31, 2023, approximately 77% of our hedge fund portfolio is available for redemption in 2023. The remaining 23% will be available for redemption between 2024 and 2028. At December 31, 2022, approximately 77% of our hedge fund portfolio is available for redemption in 2023. The remaining 23% will be available for redemption between 2024 and 2028.
(c)Represents values net of accumulated depreciation of $627 million and $616 million as of March 31, 2023 and December 31, 2022, respectively. The accumulated depreciation related to the investment real estate held by legacy assets owned by us was $123 million and $124 million as of March 31, 2023 and December 31, 2022, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Holdings, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Holdings totaled $156 million and $156 million at March 31, 2023 and December 31, 2022, respectively.
(e)Includes investments in related parties, which totaled $6 million and $6 million as of March 31, 2023 and December 31, 2022, respectively.
Corebridge | First Quarter 2023 Form 10-Q 38

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
Other Invested Assets – Equity Method Investments
The following table presents the carrying amount and ownership percentage of equity method investments at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Equity method investments	$3,218	Various	$3,185	Various
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended March 31,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total

Available-for-sale fixed maturity securities, including short-term investments	$1,896	$217	$2,113	$1,620	$268	$1,888
Other bond securities	10	105	115	(19)	(93)	(112)
Equity securities	29	—	29	(57)	—	(57)
Interest on mortgage and other loans	512	50	562	384	40	424
Alternative investments*	(1)	31	30	445	71	516
Real estate	4	—	4	(3)	—	(3)
Other investments	3	—	3	38	—	38
Total investment income	2,453	403	2,856	2,408	286	2,694
Investment expenses	152	9	161	105	8	113
Net investment income	$2,301	$394	$2,695	$2,303	$278	$2,581
* Includes income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
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
•Changes in fair value of free standing and embedded derivatives, including changes in the non-performance adjustment, except for those instruments that hedge the change in the fair value of certain MRBs or are designated as hedging instruments when the change in the fair value of the hedged item is not reported in Net realized gains (losses).
•Foreign exchange gains and losses resulting from foreign currency transactions.
•Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.
Corebridge | First Quarter 2023 Form 10-Q 39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table presents the components of Net realized gains (losses):

Three Months Ended March 31,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(76)	$(17)	$(93)	$(79)	$(20)	$(99)
Change in allowance for credit losses on fixed maturity securities	(17)	—	(17)	(26)	(40)	(66)
Change in allowance for credit losses on loans	(34)	(19)	(53)	(26)	(6)	(32)
Foreign exchange transactions, net of related hedges	11	7	18	111	6	117
Index-linked interest credited embedded derivatives, net of related hedges	(178)	—	(178)	205	—	205
All other derivatives and hedge accounting*	(164)	48	(116)	(12)	(66)	(78)
Sales of alternative investments and real estate investments	5	1	6	8	1	9
Other	—	—	—	(8)	2	(6)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(453)	20	(433)	173	(123)	50
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(1,025)	(1,025)	—	2,837	2,837
Net realized gains (losses)	$(453)	$(1,005)	$(1,458)	$173	$2,714	$2,887
* Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 12.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Three Months Ended March 31,
(in millions)	2023	2022
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$4,019	$(16,874)
Other investments	1	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$4,020	$(16,874)
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

Three Months Ended March 31,	2023			2022
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$29	$31	$60	$(57)	$299	$242
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	33	1	34	(46)	(3)	(49)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(4)	$30	$26	$(11)	$302	$291
Corebridge | First Quarter 2023 Form 10-Q 40

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES
For a discussion of our policy for evaluating investments for an allowance for credit losses, see Note 5 to the Consolidated Financial Statements in the 2022 Annual Report.
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

Three Months Ended March 31,	2023			2022
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Balance, beginning of period	$27	$121	$148	$8	$70	$78
Additions:
Securities for which allowance for credit losses were not previously recorded	2	12	14	33	94	127
Reductions:
Securities sold during the period	(2)	(17)	(19)	—	(2)	(2)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	—	3	3	(30)	(32)	(62)
Write-offs charged against the allowance	—	(50)	(50)	—	—	—
Balance, end of period	$27	$69	$96	$11	$130	$141
Purchased Credit Deteriorated/Impaired Securities
We purchase certain RMBS securities that have experienced more-than-insignificant deterioration in credit quality since origination. Subsequent to the adoption of the Financial Instruments Credit Losses Standard, these are referred to as purchased credit deteriorated (“PCD”) assets. At the time of purchase an allowance is recognized for these PCD assets by adding it to the purchase price to arrive at the initial amortized cost. There is no credit loss expense recognized upon acquisition of a PCD asset. When determining the initial allowance for credit losses, management considers the historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and the priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs:
•current delinquency rates;
•expected default rates and the timing of such defaults;
•loss severity and the timing of any recovery; and
•expected prepayment speeds.
Subsequent to the acquisition date, the PCD assets follow the same accounting as other structured securities that are not of high credit quality.
We did not purchase securities with more-than-insignificant credit deterioration since their origination during the three months ended March 31, 2023 and 2022.
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
Corebridge | First Quarter 2023 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase agreements:

(in millions)	March 31, 2023	December 31, 2022
Fixed maturity securities available for sale	$2,679	$2,968
At March 31, 2023 and December 31, 2022, amounts borrowed under repurchase agreements totaled $2.6 billion and $3.1 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
March 31, 2023
Bonds available for sale:
Non-U.S. governments	$—	$74	$—	$—	$—	$74
Corporate debt	28	2,084	493	—	—	2,605
Total	$28	$2,158	$493	$—	$—	$2,679
December 31, 2022
Bonds available for sale:
Non-U.S. governments	$—	$21	$—	$—	$—	$21
Corporate debt	—	2,370	577	—	—	2,947
Total	$—	$2,391	$577	$—	$—	$2,968
There were no securities lending agreements at March 31, 2023 and December 31, 2022.
There were no reverse repurchase agreements at March 31, 2023 and December 31, 2022.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $5.0 billion and $3.5 billion at March 31, 2023 and December 31, 2022, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLBs”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $244 million and $222 million of stock in FHLBs at March 31, 2023 and December 31, 2022, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $5.9 billion and $2.1 billion, respectively, at March 31, 2023 and $4.8 billion and $1.8 billion, respectively, at December 31, 2022.
Certain GICs recorded in policyholder contract deposits with a carrying value of $72 million and $56 million at March 31, 2023 and December 31, 2022, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $63 million at March 31, 2023 and December 31, 2022. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $246 million and $144 million at March 31, 2023 and December 31, 2022, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modco with funds withheld.
For further discussion on the sale of Fortitude Holdings, see Note 7.
Corebridge | First Quarter 2023 Form 10-Q 42

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	March 31, 2023	December 31, 2022
Commercial mortgages(a)	$33,692	$32,993
Residential mortgages	6,627	5,856
Life insurance policy loans	1,740	1,750
Commercial loans, other loans and notes receivable(b)	4,469	4,567
Total mortgage and other loans receivable	46,528	45,166
Allowance for credit losses(c)	(659)	(600)
Mortgage and other loans receivable, net	$45,869	$44,566
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 19% and 10%, respectively, at March 31, 2023, and 20% and 11%, respectively, at December 31, 2022). The weighted average loan-to-value ratio for NY and CA was 60% and 54% at March 31, 2023, respectively, and 59% and 53% at December 31, 2022, respectively. The debt service coverage ratio for NY and CA was 2.0X and 2.1X at March 31, 2023, respectively, and 2.0X and 2.1X at December 31, 2022, respectively.
(b)Includes loans held for sale which are carried at lower cost or market, determined on an individual loan basis, and are collateralized primarily by apartments. As of March 31, 2023 and December 31, 2022, the net carrying value of these loans was $173 million and $170 million, respectively.
(c)Does not include allowance for credit losses of $54 million and $60 million at March 31, 2023 and December 31, 2022, respectively in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of March 31, 2023, $2 million and $650 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2022, $3 million and $623 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of March 31, 2023, accrued interest receivable was $17 million and $147 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2022, accrued interest receivable was $15 million and $130 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios* for commercial mortgages by year of vintage:

March 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
>1.2X	$307	$5,471	$2,061	$1,177	$4,918	$13,530	$27,464
1.00 - 1.20X	46	993	857	755	358	1,399	4,408
<1.00X	—	38	—	23	—	1,759	1,820
Total commercial mortgages	$353	$6,502	$2,918	$1,955	$5,276	$16,688	$33,692
December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
>1.2X	$5,382	$2,043	$1,521	$4,832	$3,505	$9,948	$27,231
1.00 - 1.20X	859	734	388	343	470	1,088	3,882
<1.00X	37	—	23	52	707	1,061	1,880
Total commercial mortgages	$6,278	$2,777	$1,932	$5,227	$4,682	$12,097	$32,993
* The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at March 31, 2023 and 1.9X at December 31, 2022. The debt service coverage ratios are updated when additional information becomes available.
Corebridge | First Quarter 2023 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents loan-to-value ratios* for commercial mortgages by year of vintage:

March 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
Less than 65%	$321	$5,461	$2,210	$1,535	$3,795	$12,215	$25,537
65% to 75%	32	1,006	428	269	1,431	2,313	5,479
76% to 80%	—	35	43	—	—	301	379
Greater than 80%	—	—	237	151	50	1,859	2,297
Total commercial mortgages	$353	$6,502	$2,918	$1,955	$5,276	$16,688	$33,692
December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
Less than 65%	$5,270	$2,061	$1,515	$3,752	$2,666	$9,205	$24,469
65% to 75%	973	435	391	1,425	1,356	1,184	5,764
76% to 80%	35	43	—	—	70	218	366
Greater than 80%	—	238	26	50	590	1,490	2,394
Total commercial mortgages	$6,278	$2,777	$1,932	$5,227	$4,682	$12,097	$32,993
* The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58% at March 31, 2023, and 59% at December 31, 2022. The loan-to-value ratios reflect the latest obtained valuations of the collateral properties. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total(b)
March 31, 2023
Credit Quality Performance Indicator:
In good standing	607	$13,344	$8,614	$3,602	$5,540	$1,853	$298	$33,251	99%
90 days or less delinquent	2	276	—	—	—	—	—	276	1%
>90 days delinquent or in process of foreclosure(c)	3	—	165	—	—	—	—	165	—%
Total(a)	612	$13,620	$8,779	$3,602	$5,540	$1,853	$298	$33,692	100%
Allowance for credit losses		$89	$348	$56	$66	$21	$6	$586	2%
December 31, 2022
Credit Quality Performance Indicator:
In good standing	599	$13,226	$8,470	$3,192	$5,417	$1,749	$290	$32,344	98%
Restructured	9	—	329	94	—	59	—	482	1%
90 days or less delinquent	—	—	—	—	—	—	—	—	—%
>90 days delinquent or in process of foreclosure(c)	3	—	167	—	—	—	—	167	1%
Total(a)	611	$13,226	$8,966	$3,286	$5,417	$1,808	$290	$32,993	100%
Allowance for credit losses		$89	$294	$54	$65	$23	$6	$531	2%
(a)    Does not reflect allowance for credit losses.
(b)    Our commercial mortgage loan portfolio is current as to payments of principal and interest, for both periods presented. There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.
(c)    Includes $157 million and $156 million of Office loans supporting the Fortitude Re funds withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at March 31, 2023 and December 31, 2022, respectively.

Corebridge | First Quarter 2023 Form 10-Q 44

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

March 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO*:
780 and greater	$70	$477	$2,326	$646	$233	$511	$4,263
720 - 779	269	523	509	168	71	194	1,734
660 - 719	72	230	81	34	16	94	527
600 - 659	2	21	6	—	2	47	78
Less than 600	—	—	1	—	1	23	25
Total residential mortgages	$413	$1,251	$2,923	$848	$323	$869	$6,627
December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO*:
780 and greater	$294	$2,141	$652	$229	$76	$437	$3,829
720 - 779	536	711	167	75	32	134	1,655
660 - 719	163	79	28	16	9	47	342
600 - 659	2	4	2	1	2	13	24
Less than 600	—	—	—	1	—	5	6
Total residential mortgages	$995	$2,935	$849	$322	$119	$636	$5,856
* Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and has been updated within the last twelve months.
Corebridge | First Quarter 2023 Form 10-Q 45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable:*

Three Months Ended March 31,	2023			2022
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$531	$69	$600	$423	$73	$496
Loans charged off	—	—	—	(5)	—	(5)
Net charge-offs	—	—	—	(5)	—	(5)
Addition to (release of) allowance for loan losses	55	4	59	$(5)	$2	$(3)
Divestitures	—	—	—	—	—	—
Allowance, end of period	$586	$73	$659	$413	$75	$488
* Does not include allowance for credit losses of $54 million and $93 million, respectively, at March 31, 2023 and 2022 in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.
Our expectations and models used to estimate the allowance for losses on commercial and residential mortgage loans are regularly updated to reflect the current economic environment.
LOAN MODIFICATIONS
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. We use a probability of default/loss given default model to determine the allowance for credit losses for our commercial and residential mortgage loans. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.
Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses utilizing the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.
When modifications are executed, they often will be in the form of principal forgiveness, term extensions, interest rate reductions, or some combination of any of these concessions. When principal is forgiven, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.
We assess whether a borrower is experiencing financial difficulty based on a variety of factors, including the borrower’s current default on any of its outstanding debt, the probability of a default on any of its debt in the foreseeable future without the modification, the insufficiency of the borrower’s forecasted cash flows to service any of its outstanding debt (including both principal and interest), and the borrower’s inability to access alternative third party financing at an interest rate that would be reflective of current market conditions for a non-troubled debtor.
During the three-month period ended March 31, 2023, Corebridge did not modify any loans to borrowers experiencing financial difficulty.
There were no loans that had defaulted during the three-month period ended March 31, 2023, that had been previously modified with borrowers experiencing financial difficulties.
Prior to January 1, 2023, we were required to assess loan modifications to determine if they were a TDR. A TDR was a modification of a loan with a borrower that was experiencing financial difficulty and the modification involved us granting a concession to the troubled borrower. Concessions previously granted included extended maturity dates, interest rate changes, principal or interest forgiveness, payment deferrals and easing of loan covenants.
During the three-month period ended March 31, 2022, loans with a carrying value of $77 million were modified as troubled debt restructurings. Effective January 1, 2023, we are no longer required to assess whether loan modifications are TDRs.
Corebridge | First Quarter 2023 Form 10-Q 46

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance

7. Reinsurance
In the ordinary course of business, our insurance companies may use ceded reinsurance to limit potential losses, provide additional capacity for growth, minimize exposure to significant risks or to provide greater diversification of our businesses. We may also use assumed reinsurance to diversify our business. Our reinsurance is principally under YRT treaties, along with a large modco treaty reinsuring the majority of our legacy business to a former affiliate, Fortitude Re. Reinsurance premiums ceded are recognized when due, along with corresponding benefits. Amounts recoverable from reinsurers are presented as a component of Reinsurance assets.
Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. We remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for credit losses and disputes requires judgment for which key inputs typically include historical trends regarding uncollectible balances, disputes and credit events as well as specific reviews of balances in dispute or subject to credit impairment. Changes in the allowance for credit losses and disputes on reinsurance assets are reflected in Policyholder benefits within the Consolidated Statements of Income (Loss).
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
Prior to January 1, 2021, assumptions used in estimating reinsurance recoverables related to coinsurance or modco contracts were consistent with those used in estimating the related liabilities and reflected locked-in assumptions, absent a loss recognition event. Amounts recoverable on YRT treaties were recognized when claims were incurred on the reinsured policies.
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
Reinsurance recoverables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. The reinsurance recoverables for coinsurance and modco contracts, along with amounts recoverable on YRT treaties are determined based on updated net premium ratios, reflecting updated actuarial assumptions using locked-in upper-medium investment instrument yield discount rates with changes recognized as remeasurement gains and losses reported in income. In addition, reinsurance recoverables are remeasured at the balance sheet date using current upper-medium grade discount rates with changes reported in OCI. For reinsurance agreements that reinsure existing, or non-contemporaneous (in-force) traditional and limited payment long-duration insurance contracts, the reinsurance recoverable is measured using the upper-medium grade fixed-income instrument yield discount rate assumption related to the effective date of the reinsurance contract. Therefore, for non-contemporaneous reinsurance agreements executed after January 1, 2021, the locked-in rate to accrete interest into the income statement related to the reinsurance recoverable would be different from the locked-in rate used for accreting interest on the direct reserve for future policy benefits. Certain reinsured guaranteed benefits previously reported as reinsurance recoverables are classified as Market risk benefit assets in the Condensed Consolidated Balance Sheets and are measured at fair value.
The following table presents the transition rollforward for reinsurance recoverables:

	Individual	Life	Institutional
(in millions)	Retirement	Insurance	Markets	Total
Pre-adoption, December 31, 2020 for Reinsurance assets - other, net of allowance for credit losses and disputes(a)	$309	$2,370	$43	$2,722
Reclassification of Cost of Reinsurance(b)	—	416	—	416
Reclassification to Market risk benefits	(35)	—	—	(35)
Change in cash flow assumptions and effect of net premiums exceeding gross premiums	—	(52)	—	(52)
Change due to the current upper-medium grade discount rate	—	99	5	104
Post-adoption January 1, 2021 for Reinsurance assets - other, net of allowance for credit losses and disputes	$274	$2,833	$48	$3,155
(a) Excludes $(15) million of Reinsurance assets - other, net of allowance for credit losses and disputes in Other Operations.
(b) Cost of reinsurance is reported in Other liabilities in the Condensed Consolidated Balance sheets.
Corebridge | First Quarter 2023 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance

Corporate and
(in millions)	Other
Pre-adoption, December 31, 2020 for Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes	$29,158
Change in cash flow assumptions and effect of net premiums exceeding gross premiums	55
Change due to the current upper-medium grade discount rate	7,611
Post-adoption January 1, 2021 for Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes	$36,824
The remeasurement of the reinsurance recoverable using the current upper-medium grade discount rate is offset in AOCI.
FORTITUDE RE
In February 2018, AGL, VALIC and USL entered into a modco agreement with Fortitude Re, then a wholly owned AIG subsidiary and registered Class 4 and Class E reinsurer in Bermuda. Fortitude Holdings was formed by AIG to act as a holding company for Fortitude Re.
These reinsurance transactions between Corebridge and Fortitude Re were structured as modco arrangements. In the modco arrangement, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., Corebridge), thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as Corebridge maintains ownership of these investments, Corebridge will maintain its existing accounting for these assets (e.g., the changes in fair value of available-for-sale securities will be recognized within OCI)). Corebridge has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	March 31, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale	$16,302	$16,302	$16,339	$16,339	Fair value through other comprehensive income
Fixed maturity securities - fair value option	3,745	3,745	3,485	3,485	Fair value through net investment income
Commercial mortgage loans	3,525	3,317	3,490	3,241	Amortized cost
Real estate investments	130	315	133	348	Amortized cost
Private equity funds/hedge funds	1,900	1,900	1,893	1,893	Fair value through net investment income
Policy loans	345	345	355	355	Amortized cost
Short-term Investments	114	114	69	69	Fair value through net investment income
Funds withheld investment assets	26,061	26,038	25,764	25,730
Derivative assets, net(a)	81	81	90	90	Fair value through realized gains (losses)
Other(b)	514	514	731	731	Amortized cost
Total	$26,656	$26,633	$26,585	$26,551
(a)    The derivative assets and liabilities have been presented net of cash collateral. The derivative assets supporting the Fortitude Re funds withheld arrangements had a fair market value of $276 million and $189 million as of March 31, 2023 and December 31, 2022, respectively. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)    Primarily comprised of Cash and Accrued investment income.

Corebridge | First Quarter 2023 Form 10-Q 48

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Net investment income - Fortitude Re funds withheld assets	$394	$278
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) Fortitude Re funds withheld assets	20	(123)
Net realized gains (losses) Fortitude Re funds withheld embedded derivatives	(1,025)	2,837
Net realized gains (losses) on Fortitude Re funds withheld assets	(1,005)	2,714
Income (loss) before income tax benefit (expense)	(611)	2,992
Income tax benefit (expense)*	128	(628)
Net income (loss)	(483)	2,364
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available for sale*	451	(2,276)
Comprehensive income (loss)	$(32)	$88
* The income tax expense (benefit) and the tax impact in AOCI was computed using the U.S. statutory tax rate of 21%.
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
We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectible reinsurance that reduces the carrying amount of reinsurance and other assets on the Condensed Consolidated Balance Sheets (collectively, the reinsurance recoverable balances). This estimate requires significant judgment for which key considerations include:
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
The total reinsurance recoverables as of March 31, 2023 were $29.9 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 100% of the reinsurance recoverables were investment grade, (ii) less than 1% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended March 31,
(in millions)	2023	2022
Balance, beginning of period	$84	$101
Current period provision for expected credit losses and disputes	(10)	4
Write-offs charged against the allowance for credit losses and disputes	—	—
Other changes	—	—
Balance, end of period	$74	$105
Corebridge | First Quarter 2023 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance
There were no material recoveries of credit losses previously written off for the three months ended March 31, 2023 or 2022.
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due. We record an allowance for disputes when there is reasonable uncertainty of the collectability of a disputed amount during the reporting period. Past-due balances were not significant for any of the periods presented.
For further discussion of arbitration proceedings against us, see Note 14.

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
Corebridge | First Quarter 2023 Form 10-Q 50

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles(d)	Total
March 31, 2023
Assets:
Bonds available for sale	$—	$119	$119
Other bond securities	—	—	—
Equity securities	40	—	40
Mortgage and other loans receivable	—	2,034	2,034
Other invested assets
Alternative investments(a)	2,840	—	2,840
Investment real estate	1,766	—	1,766
Short-term investments	190	7	197
Cash	96	—	96
Accrued investment income	—	5	5
Other assets	133	—	133
Total assets(b)	$5,065	$2,165	$7,230
Liabilities:
Debt of consolidated investment entities	$1,363	$1,322	$2,685
Other liabilities	97	—	97
Total liabilities	$1,460	$1,322	$2,782
December 31, 2022
Assets:
Bonds available for sale	$—	$3,571	$3,571
Other bond securities	—	—	—
Equity securities	51	—	51
Mortgage and other loans receivable	—	2,088	2,088
Other invested assets
Alternative investments(a)	2,842	—	2,842
Investment real estate	1,731	—	1,731
Short-term investments	191	265	456
Cash	71	—	71
Accrued investment income	—	7	7
Other assets	102	68	170
Total assets(b)	$4,988	$5,999	$10,987
Liabilities:
Debt of consolidated investment entities	$1,382	$4,576	$5,958
Other liabilities	85	47	132
Total liabilities	$1,467	$4,623	$6,090
(a)    Composed primarily of investments in real estate joint ventures at March 31, 2023 and December 31, 2022.
(b)    The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)    Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At March 31, 2023 and December 31, 2022, together the Company and AIG affiliates have commitments to internal parties of $2.0 billion and $2.1 billion and commitments to external parties of $0.5 billion and $0.6 billion, respectively. At March 31, 2023, $1.4 billion out of the internal commitments was from subsidiaries of Corebridge entities and $0.7 billion was from other AIG affiliates. At December 31, 2022, $1.4 billion out of the internal commitments was from subsidiaries of Corebridge entities, and $0.7 billion was from other AIG affiliates.
(d)    During the three-month period ended March 31, 2023, Corebridge deconsolidated certain consolidated investment entities, as part of the sale of AIG Credit Management, LLC with $3.6 billion assets and $3.2 billion in liabilities, resulting in a pre-tax loss of $3 million.
Corebridge | First Quarter 2023 Form 10-Q 51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Income Statements:

	Real Estate and	Securitization
	Investment	and Repackaging
(in millions)	Entities	Vehicles	Total
Three Months Ended March 31, 2023
Total revenue	$53	$59	$112
Net income attributable to noncontrolling interests	6	—	6
Net income (loss) attributable to Corebridge	33	45	78
Three Months Ended March 31, 2022
Total revenue	$200	$62	$262
Net income attributable to noncontrolling interests	75	—	75
Net income (loss) attributable to Corebridge	114	31	145
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
March 31, 2023
Real estate and investment entities(a)	$376,688	$5,649	$2,832	$8,481
Total	$376,688	$5,649	$2,832	$8,481
December 31, 2022
Real estate and investment entities(a)	$376,055	$5,575	$2,784	$8,359
Total	$376,055	$5,575	$2,784	$8,359
(a)    Composed primarily of hedge funds and private equity funds.
(b)    At March 31, 2023 and December 31, 2022, $5.6 billion and $5.6 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)    These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
Additionally, from time to time, AIG designed internal securitizations and a series of VIEs, which are not consolidated by Corebridge, that securitized certain secured loans, bank loans and RMLs. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of March 31, 2023, the total VIE assets of these securitizations are $3.0 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.2 billion. As of December 31, 2022, the total VIE assets of these securitizations are $3.2 billion, of which Corebridge’s maximum exposure to loss is $1.5 billion.

9. Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate futures, swaps and options), equity derivatives (such as equity futures, swaps and options) and fixed maturity securities are used to economically mitigate interest rate risk, equity risk and credit spread exposure associated with MRBs and embedded derivatives contained in insurance contract liabilities. Interest rate derivatives are used to manage interest rate risk associated with fixed maturity securities as well as other interest rate sensitive assets and liabilities. Equity derivatives are used to economically mitigate financial risk associated with embedded derivatives and MRBs in certain insurance liabilities. In addition, equity derivatives are used to economically hedge certain investments. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with foreign denominated investments, net capital exposures and foreign currency transactions. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, CDSs and purchases of investments with embedded derivatives, such as equity linked notes and convertible bonds.
Interest rate, currency and equity swaps, credit contracts, swaptions, options and forward transactions are accounted for as derivatives, recorded on a trade-date basis and carried at fair value. Unrealized gains and losses are generally reflected in income, except in certain situations in which hedge accounting is applied and unrealized gains and losses are reflected in AOCI. Aggregate
Corebridge | First Quarter 2023 Form 10-Q 52

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
For additional information on embedded derivatives and MRBs, see Notes 4, 11 and 12.
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$575	$225	$762	$14	$155	$202	$1,798	$77
Foreign exchange contracts	1,766	241	1,199	23	3,535	575	3,354	176
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	19,292	1,224	34,211	2,073	27,656	1,371	21,553	2,599
Foreign exchange contracts	8,850	989	7,845	333	4,630	672	6,673	456
Equity contracts	25,238	676	8,785	61	26,041	417	9,962	27
Other contracts(b)	46,652	14	—	—	47,128	15	48	—
Total derivatives, gross	$102,373	$3,369	$52,802	$2,504	$109,145	$3,252	$43,388	$3,335
Counterparty netting(c)		(2,303)		(2,303)		(2,547)		(2,547)
Cash collateral(d)		(376)		(42)		(406)		(691)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$690		$159		$299		$97
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
(e)    Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. The fair value of assets related to bifurcated embedded derivatives were both zero at March 31, 2023 and December 31, 2022. The fair value of liabilities related to bifurcated embedded derivatives was $7.9 billion and $6.7 billion at March 31, 2023 and December 31, 2022, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	March 31, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$48,001	$3,074	$47,768	$2,268	$60,633	$3,177	$42,109	$3,154
Total derivatives with third parties	54,372	295	5,034	236	48,512	75	1,279	181
Total derivatives, gross	$102,373	$3,369	$52,802	$2,504	$109,145	$3,252	$43,388	$3,335
Corebridge | First Quarter 2023 Form 10-Q 53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

As of March 31, 2023 and December 31, 2022, the following amounts were recorded on the Condensed Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	March 31, 2023		December 31, 2022
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available for sale, at fair value	$6,201	$—	$6,520	$—
Commercial mortgage and other loans(a)	—	(25)	—	(25)
Policyholder contract deposits(b)	(2,818)	(18)	(2,218)	68
(a) This relates to hedge accounting that has been discontinued, but the respective loans are still held. The cumulative adjustment is being amortized into earnings over the remaining life of the loan.
(b) This relates to fair value hedges on GICs.
COLLATERAL
We engage in derivative transactions that are not subject to a clearing requirement directly with related parties and unaffiliated third parties, in most cases under International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements. Many of the ISDA Master Agreements also include Credit Support Annex provisions, which provide for collateral postings that may vary based on criteria such as ratings and threshold levels. We attempt to reduce our risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an up-front or contingent basis. We minimize the risk that counterparties might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and generally requiring additional collateral to be posted upon the occurrence of certain events or circumstances.
Collateral posted by us to third parties for derivative transactions was $254 million and $255 million at March 31, 2023 and December 31, 2022, respectively. Collateral posted by us to related parties for derivative transactions was $855 million and $1.5 billion at March 31, 2023 and December 31, 2022, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $214 million and $40 million at March 31, 2023 and December 31, 2022, respectively. Collateral provided to us from related parties for derivative transactions was $338 million and $380 million at March 31, 2023 and December 31, 2022, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
During 2022, we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances. For the year ended December 31, 2022, we recognized derivative gains of $223 million in AOCI and reclassified $21 million into interest expense. For the three-month period ended March 31, 2023, $7 million has been reclassified into Interest expense. There are no additional derivative gains or losses recognized in AOCI for this period. The remaining amount in AOCI, of $195 million, will be reclassified into Interest expense over the life of the hedging
Corebridge | First Quarter 2023 Form 10-Q 54

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

relationship, which can extend up to 30 years. We expect $28 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
For additional information related to the debt issuances, see Note 14.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the three months ended March 31, 2023 and 2022 of $(1) million and $2 million, respectively, included in Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Three Months Ended March 31, 2023
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	86	—	(88)	(2)
Net investment income	—	—	—	—
Foreign exchange contracts:
Realized gains (losses)	(83)	79	83	79
Three Months Ended March 31, 2022
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(57)	—	59	2
Net investment income	1	—	(1)	—
Foreign exchange contracts:
Realized gains (losses)	147	8	(147)	8
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
Corebridge | First Quarter 2023 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended March 31,
(in millions)	2023	2022
By Derivative Type:
Interest rate contracts	$32	$(814)
Foreign exchange contracts	(67)	226
Equity contracts	83	(196)
Credit contracts	—	(1)
Other contracts	(127)	17
Embedded derivatives within policyholder contract deposits	(384)	661
Fortitude Re funds withheld embedded derivative	(1,025)	2,837
Total(a)	$(1,488)	$2,730
By Classification:
Policy fees	$16	$15
Net investment income	(2)	(4)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	(414)	407
Net realized gains (losses) on Fortitude Re funds withheld assets	43	(52)
Net realized losses on Fortitude Re funds withheld embedded derivatives	(1,025)	2,837
Policyholder benefits	3	(7)
Change in the fair value of market risk benefits(b)	(109)	(466)
Total(a)	$(1,488)	$2,730
(a)    Includes gains (losses) with related parties of $6 million and $(1.0) billion for the three months ended March 31, 2023 and 2022, respectively.
(b) This represents activity related to derivatives that economically hedged changes in the fair value of certain MRBs.
In addition to embedded derivatives within policyholder contract deposits, certain guaranteed benefits within insurance contracts are classified as MRBs. The change in the fair value of these benefits is disclosed in Note 12. The change in the fair value of MRBs and the derivative instruments that hedge those risks are recognized in “Change in the fair value of MRBs, net” in the Condensed Consolidated Statements of Income (Loss).
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were both zero at March 31, 2023 and December 31, 2022. These securities have par amounts of $25 million and $25 million at March 31, 2023 and December 31, 2022, respectively, and have remaining stated maturity dates that extend to 2052.
Corebridge | First Quarter 2023 Form 10-Q 56

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |10. Deferred Policy Acquisition Costs

10. Deferred Policy Acquisition Costs
DAC represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such DAC generally include agent or broker commissions and bonuses, and medical fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable. We partially defer costs, including certain commissions, when we do not believe that the entire cost is directly related to the acquisition or renewal of insurance contracts. Commissions that are not deferred to DAC are recorded in Non-deferrable insurance commissions in the Condensed Consolidated Statements of Income (Loss).
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
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
Long-duration insurance contracts: Policy acquisition costs for participating life, traditional life and accident and health insurance products were generally deferred and amortized, with interest, over the premium paying period. The assumptions used to calculate the benefit liabilities and DAC for these traditional products were set when a policy was issued and did not change with changes in actual experience, unless a loss recognition event occurred. These “locked-in” assumptions included mortality, morbidity, persistency, maintenance expenses and investment returns, and included margins for adverse deviation to reflect uncertainty given that actual experience might deviate from these assumptions. A loss recognition event occurred when there was a shortfall between the carrying amount of future policy benefit liabilities, net of DAC, and what the future policy benefit liabilities, net of DAC, would be when applying updated current assumptions. When we determined a loss recognition event had occurred, we first reduced any DAC related to that block of business through amortization of acquisition expense, and after DAC was depleted, we recorded additional liabilities through a charge to Policyholder benefits. Groupings for loss recognition testing were consistent with our manner of acquiring, servicing and measuring the profitability of the business and applied by product groupings. We performed separate loss recognition tests for traditional life products, payout annuities and long-term care products. Our policy was to perform loss recognition testing net of reinsurance. Once loss recognition had been recorded for a block of business, the old assumption set was replaced, and the assumption set used for the loss recognition would then be subject to the lock-in principle.
Investment-oriented contracts: Certain policy acquisition costs and policy issuance costs related to investment-oriented contracts, for example universal life, variable and fixed annuities, and fixed index annuities, were deferred and amortized, with interest, in relation to the incidence of EGPs to be realized over the estimated lives of the contracts. EGPs were affected by a number of factors, including levels of current and expected interest rates, net investment income and spreads, net realized gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience and equity market returns and volatility. In each reporting period, current period amortization expense was adjusted to reflect actual gross profits. If the assumptions used for estimating gross profit changed significantly, DAC was recalculated using the new assumptions, including actuarial assumptions such as mortality, lapse, benefit utilization, and premium persistency, and any resulting adjustment was included in income. If the new assumptions indicated that future EGPs were higher than previously estimated, DAC was increased resulting in a decrease in amortization expense and increase in income in the current period; if future EGPs were lower than previously estimated, DAC was decreased resulting in an increase in amortization expense and decrease in income in the current period. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products. DAC was grouped consistent with the manner in which the insurance contracts were acquired, serviced and measured for profitability and was reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.
To estimate future EGPs for variable life and annuity products, a long-term annual asset growth assumption was applied to determine the future growth in assets and related asset-based fees. In determining the asset growth rate, the effect of short-term fluctuations in the equity markets was partially mitigated through the use of a “reversion to the mean” methodology for variable annuities, whereby short-term asset growth above or below long-term annual rate assumptions impacted the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allowed us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance. When actual performance significantly deviated from the annual long-term growth assumption, as evidenced by growth assumptions in the five-year reversion to the mean period falling below a certain rate (floor) or rising above a certain rate (cap) for a sustained period, judgment was applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.
Corebridge | First Quarter 2023 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |10. Deferred Policy Acquisition Costs

Value of Business Acquired (“VOBA”) is determined at the time of acquisition and is reported in the Condensed Consolidated Balance Sheets with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase. VOBA was amortized, consistent with DAC, i.e., over the premium paying period or in relation to the EGPs.
Unrealized Appreciation (Depreciation) of Investments: DAC related to investment-oriented contracts was also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on EGPs, with related changes recognized through OCI. The adjustment was made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities were in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions were updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields. If a future loss was anticipated under this basis, any additional shortfall indicated by loss recognition tests was recognized as a reduction in OCI. Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for Future policy benefits. The change in these adjustments, net of tax, was included with the change in net unrealized appreciation of investments that is credited or charged directly to OCI.
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
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
DAC for all contracts, except for those with limited to no exposure to policyholder behavior risk, (i.e., certain investment contracts), is grouped and amortized on a constant level basis (i.e., approximating straight line amortization with adjustments for expected terminations) over the expected term of the related contracts using assumptions consistent with those used in estimating the related liability for future policy benefits, or any other related balances, for those corresponding contracts, as applicable. Capitalized expenses are only included in DAC amortization as expenses are incurred. For amortization purposes, contracts are grouped into annual cohorts by issue year and product and to segregate reinsured and non-reinsured contracts. Changes in future assumptions (e.g., expected duration of contracts or amount of coverage expected to be in force) are applied by adjusting the amortization rate prospectively. The Company has elected to implicitly account for actual experience, whether favorable or unfavorable, in its amortization expense each period. DAC is capped at the amount of expenses capitalized as the DAC balance does not accrue interest. DAC is not subject to recoverability testing.
VOBA is determined at the time of acquisition and is reported in the Condensed Consolidated Balance Sheets with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase. VOBA is amortized, consistent with DAC, i.e., over the life of the business on a constant level basis.
Internal Replacements of Long-duration and Investment-oriented Products: the accounting of internal replacements has generally not been impacted by the adoption of LDTI.
The following table presents the transition rollforward for DAC:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Pre-adoption December 31, 2020 DAC balance	$2,426	$560	$4,229	$26	$7,241
Adjustments for the removal of related balances in Accumulated other comprehensive income originating from unrealized gains (losses)	2,050	533	544	7	3,134
Post-adoption January 1, 2021 DAC balance	$4,476	$1,093	$4,773	$33	$10,375
Prior to the adoption of LDTI, DAC for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available for sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI. As the available for sale portfolio was in an unrealized gain position as of the transition date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances were reducing DAC.
Corebridge | First Quarter 2023 Form 10-Q 58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |10. Deferred Policy Acquisition Costs

The following table presents the transition rollforward for value of business acquired for long-duration contracts:

	Individual Retirement	Group Retirement	Life Insurance	Total
(in millions)
Pre-adoption December 31, 2020 VOBA balance	$3	$1	$118	$122
Adjustments for the removal of related balances in accumulated other comprehensive income originating from unrealized gains (losses)	—	—	3	3
Post-adoption January 1, 2021 VOBA balance	$3	$1	$121	$125
Prior to the adoption of LDTI, VOBA for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available for sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI. As the available for sale portfolio was in an unrealized gain position as of the transition date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances were reducing VOBA.
The following table presents a rollforward of deferred policy acquisition costs related to long-duration contracts for the three months periods ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Balance, beginning of year	$4,643	$1,060	$4,718	$51	$10,472
Capitalization	187	21	107	4	319
Amortization expense	(137)	(21)	(93)	(2)	(253)
Other, including foreign exchange	—	—	13	—	13
Balance, end of period	$4,693	$1,060	$4,745	$53	$10,551
Value of Business Acquired	1	1	88	—	90
Deferred policy acquisition costs and value of business acquired	$4,694	$1,061	$4,833	$53	$10,641

Three Months Ended March 31, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Balance, beginning of year	$4,604	$1,078	$4,765	$38	$10,485
Capitalization	143	14	100	3	260
Amortization expense	(119)	(19)	(101)	(1)	(240)
Other, including foreign exchange	—	—	(18)	(1)	(19)
Balance, end of period	$4,628	$1,073	$4,746	$39	$10,486
Value of Business Acquired	2	1	105	—	108
Deferred policy acquisition costs and value of business acquired	$4,630	$1,074	$4,851	$39	$10,594
The following table presents a rollforward of value of business acquired for the three months periods ended March 31, 2023 and 2022:

Three Months Ended March 31,	2023				2022
	Individual Retirement	Group Retirement	Life Insurance	Total	Individual Retirement	Group Retirement		Life Insurance	Total
(in millions)
Balance, beginning of year	$3	$1	$87	$91	$3	$1		$109	$113
Amortization expense	—	—	(3)	(3)	—	—	—	(3)	(3)
Other, including foreign exchange	(2)	—	4	2	(1)	—		(1)	(2)
Balance, end of period	$1	$1	$88	$90	$2	$1	$—	$105	$108
DEFERRED SALES INDUCEMENTS
We offer deferred sales inducements (“DSI”) which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. To qualify for such accounting treatment as an asset, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest and are higher than the contracts’ expected ongoing crediting rates for periods after
Corebridge | First Quarter 2023 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |10. Deferred Policy Acquisition Costs

the bonus period. DSI is reported in Other assets, while amortization related to DSI is recorded in Interest credited to policyholder account balances.
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
DSI amounts were deferred and amortized over the life of the contract in relation to the incidence of EGPs to be realized over the estimated lives of the contracts. DSI was adjusted for the effect on EGPs of unrealized gains and losses on available-for-sale securities, with related changes recognized through OCI.
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
DSI amounts are deferred and amortized on a constant level basis over the life of the contract consistent with DAC, changes in future assumptions (e.g., expected duration of contracts) are applied by adjusting the amortization rate prospectively rather than through a retrospective catch up adjustment. The Company has elected to implicitly account for actual experience, whether favorable or unfavorable, in its amortization expense each period, consistent with DAC.
The following table presents the transition rollforward for deferred sales inducement assets for long-duration contracts:

(in millions)	Individual Retirement	Group Retirement	Total
Pre-adoption December 31, 2020 deferred sales inducement assets balance	$194	$91	$285
Adjustments for the removal of related balances in Accumulated other comprehensive income originating from unrealized gains (losses)	282	114	396
Post-adoption January 1, 2021 deferred sales inducement asset balance	$476	$205	$681
Prior to the adoption of LDTI, deferred sales inducements for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available-for-sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI. As the available for sale portfolio was in an unrealized gain position as of the transition date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances were reducing DSI.
The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the three months periods ended March 31, 2023 and 2022:

Three Months Ended March 31,	2023			2022
	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
(in millions)
Balance, beginning of year	$381	$177	$558	$428	$191	$619
Capitalization	2	—	2	2	—	2
Amortization expense	(14)	(3)	(17)	(13)	(4)	(17)
Balance, end of period	$369	$174	$543	$417	$187	$604
Other reconciling items*			2,145			2,092
Other assets, including restricted cash			$2,688			$2,696
* Other reconciling items include prepaid expenses, goodwill, intangible assets and any similar items.
Corebridge | First Quarter 2023 Form 10-Q 60

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities

11. Insurance Liabilities
FUTURE POLICY BENEFITS
Future policy benefits primarily include reserves for traditional life and annuity payout contracts, which represent an estimate of the present value of future benefits less the present value of future net premiums. Included in Future policy benefits are liabilities for annuities issued in structured settlement arrangements whereby a claimant receives life contingent payments over their lifetime. Also included are pension risk transfer arrangements whereby an upfront premium is received in exchange for guaranteed retirement benefits. All payments under these arrangements are fixed and determinable with respect to their amounts and dates.
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
Future policy benefits for traditional and limited pay contracts were reserved using actuarial assumptions locked-in at contract issuance. These assumptions were only updated when a loss recognition event occurred. Also included in Future policy benefits, were reserves for contracts in loss recognition, including the adjustment to reflect the effect of unrealized gains on fixed maturity securities available for sale with related changes recognized through OCI.
Future policy benefits also included certain guaranteed benefits of annuity products that were not considered embedded derivatives.
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
For traditional and limited pay long-duration products, benefit reserves are accrued and benefit expense is recognized using a net premium reserve (“NPR”) methodology for each annual cohort of business. This NPR method incorporates periodic retrospective revisions to the NPR to reflect updated actuarial assumptions and variances in actual versus expected experience. The Future policy benefit liability is accrued by multiplying the gross premium recognized in each period by the net premium ratio. The net premium is equal to the portion of the gross premium required to provide for all benefits and certain expenses and may not exceed 100%. Benefits in excess of premiums are expensed immediately through Policyholder benefits. In addition, periodic revisions to the NPR below 100% may result in reclassification between the benefit reserves and deferred profit liability for limited pay contracts.
Insurance contracts are aggregated into annual cohorts for the purposes of determining the Liability for future policy benefits (“LFPB”), but are not aggregated across segments. These annual cohorts may be further segregated based on product characteristics, or to distinguish business reinsured from non-reinsured business or products issued in different functional currencies. The assumptions used to calculate the future policy benefits include discount rates, persistency and recognized morbidity and mortality tables modified to reflect the Company's experience.
The current discount rate assumption for the liability for future policy benefits is derived from market observable yields on upper-medium-grade fixed income instruments. The Company uses an external index as the source of the yields on these instruments for the first 30 years. For years 30 to 50, the yield is derived using market observable credit spreads. Yields for years 50 to 100 are extrapolated using a flat forward approach, maintaining a constant forward spread through the period. The current discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change in the discount rate reflected in OCI.
The method for constructing and applying the locked-in discount rate assumptions on newly issued business is determined based on factors such as product characteristics and the expected timing of cash flows. This discount rate assumption is derived from market observable yields on upper-medium-grade fixed income instruments. Similar to the current discount rate assumption, the Company may employ conversion and interpolation methodologies when necessary. The applicable interest accretion is reflected in Policyholder benefits in the Condensed Consolidated Statements of Income (Loss).

Corebridge | First Quarter 2023 Form 10-Q 61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
The following table presents the transition rollforward of the liability for future policy benefits for nonparticipating contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Pre-adoption December 31, 2020 liability for future policy benefits balance	$1,309	$282	$11,129	$11,029	$22,206	$45,955
Adjustments for the reclassification to the deferred profit liability	(65)	(8)	—	(766)	(859)	(1,698)
Change in cash flow assumptions and effect of net premiums exceeding gross premiums	(14)	2	16	4	55	63
Effect of the remeasurement of the liability at a current single A rate	156	63	2,977	1,655	7,611	12,462
Adjustment for the removal of loss recognition balances related to unrealized gain or loss on securities and other	(63)	(60)	4	(292)	—	(411)
Post-adoption January 1, 2021 liability for future policy benefits balance	$1,323	$279	$14,126	$11,630	$29,013	$56,371
Adjustments for the reclassification between the liability for future policy benefits and deferred profit liability represent changes in the net premium ratios that are less than 100% at transition for certain limited pay cohorts, resulting in a reclassification between the two liabilities, with no impact on Retained earnings.
Adjustments for changes in cash flow assumptions represents revised net premium ratios in excess of 100% for certain cohorts at transition, with an offset to Retained earnings.
Prior to adoption, loss recognition for traditional products was adjusted for the effect of unrealized gains on fixed maturity securities available for sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI.
The effect of the remeasurement at the current single A rate is reported at the transition date and each subsequent balance sheet date, with an offset in AOCI.
Corebridge | First Quarter 2023 Form 10-Q 62

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

Three Months Ended March 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$11,654	$—	$991	$12,645
Effect of changes in discount rate assumptions (AOCI)	—	—	1,872	—	66	1,938
Beginning balance at original discount rate	—	—	13,526	—	1,057	14,583
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	1	—	12	—	3	16
Adjusted beginning of year balance	1	—	13,538	—	1,060	14,599
Issuances	6	—	322	—	—	328
Interest accrual	—	—	106	—	12	118
Net premium collected	(7)	—	(352)	—	(30)	(389)
Foreign exchange impact	—	—	96	—	—	96
Other	—	—	3	—	—	3
Ending balance at original discount rate	—	—	13,713	—	1,042	14,755
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,648)	—	(48)	(1,696)
Balance, end of period	$—	$—	$12,065	$—	$994	$13,059

Present value of expected future policy benefits
Balance, beginning of year	$1,223	$211	$21,179	$12,464	$20,429	$55,506
Effect of changes in discount rate assumptions (AOCI)	167	2	3,424	2,634	1,083	7,310
Beginning balance at original discount rate	1,390	213	24,603	15,098	21,512	62,816
Effect of changes in cash flow assumptions(a)	—	—	—	—	—	—
Effect of actual variances from expected experience(a)	(3)	(1)	26	(5)	—	17
Adjusted beginning of year balance	1,387	212	24,629	15,093	21,512	62,833
Issuances	70	2	318	1,450	3	1,843
Interest accrual	12	3	224	139	257	635
Benefit payments	(32)	(7)	(476)	(228)	(379)	(1,122)
Foreign exchange impact	—	—	277	125	—	402
Other	—	—	1	—	(3)	(2)
Ending balance at original discount rate	1,437	210	24,973	16,579	21,390	64,589
Effect of changes in discount rate assumptions (AOCI)	(141)	3	(3,081)	(2,302)	(492)	(6,013)
Balance, end of period	$1,296	$213	$21,892	$14,277	$20,898	$58,576
Net liability for future policy benefits, end of period	1,296	213	9,827	14,277	19,904	45,517
Liability for future policy benefits for certain participating contracts			14		1,326	1,340
Liability for universal life policies with secondary guarantees and similar features(b)	—	—	3,457	—	55	3,512
Deferred profit liability	83	10	16	1,415	871	2,395
Other reconciling items(c)	39	3	493	—	107	642
Future policy benefits for life and accident and health insurance contracts	1,418	226	13,807	15,692	22,263	53,406
Less: Reinsurance recoverable:	(4)	—	(1,187)	(37)	(22,263)	(23,491)
Net liability for future policy benefits after reinsurance recoverable	$1,414	$226	$12,620	$15,655	$—	$29,915

Weighted average liability duration of the liability for future policy benefits(d)	7.7	7.1	12.4	11.5	11.6
Corebridge | First Quarter 2023 Form 10-Q 63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities

Three Months Ended March 31, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$14,369	$—	$1,274	$15,643
Effect of changes in discount rate assumptions (AOCI)	—	—	(706)	—	(150)	(856)
Beginning balance at original discount rate	—	—	13,663	—	1,124	14,787
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	—	—	29	—	2	31
Adjusted beginning of year balance	—	—	13,692	—	1,126	14,818
Issuances	4	—	375	—	—	379
Interest accrual	—	—	100	—	13	113
Net premium collected	(4)	—	(355)	—	(30)	(389)
Foreign exchange impact	—	—	(140)	—	—	(140)
Other	—	—	—	—	—	—
Ending balance at original discount rate	—	—	13,672	—	1,109	14,781
Effect of changes in discount rate assumptions (AOCI)	—	—	(339)	—	55	(284)
Balance, end of period	$—	$—	$13,333	$—	$1,164	$14,497

Present value of expected future policy benefits
Balance, beginning of year	$1,373	$264	$27,442	$13,890	$27,674	$70,643
Effect of changes in discount rate assumptions (AOCI)	(95)	(46)	(2,717)	(870)	(5,673)	(9,401)
Beginning balance at original discount rate	1,278	218	24,725	13,020	22,001	61,242
Effect of changes in cash flow assumptions(a)	—	—	—	—	—	—
Effect of actual variances from expected experience(a)	1	(2)	38	(5)	(10)	22
Adjusted beginning of year balance	1,279	216	24,763	13,015	21,991	61,264
Issuances	50	5	374	223	3	655
Interest accrual	10	3	221	105	262	601
Benefit payments	(28)	(8)	(523)	(198)	(382)	(1,139)
Foreign exchange impact	—	—	(178)	(93)	—	(271)
Other	—	—	(1)	1	—	—
Ending balance at original discount rate	1,311	216	24,656	13,053	21,874	61,110
Effect of changes in discount rate assumptions (AOCI)	(24)	25	170	(551)	2,705	2,325
Balance, end of period	1,287	241	24,826	12,502	24,579	63,435
Net liability for future policy benefits, end of period	1,287	241	11,493	12,502	23,415	48,938
Liability for future policy benefits for certain participating contracts	—	—	15	—	1,371	1,386
Liability for universal life policies with secondary guarantees and similar features(b)	—	—	4,168	—	55	4,223
Deferred profit liability	81	11	11	1,216	913	2,232
Other reconciling items(c)	29	—	497	—	110	636
Future policy benefits for life and accident and health insurance contracts	1,397	252	16,184	13,718	25,864	57,415
Less: Reinsurance recoverable:	(4)	—	(1,492)	(43)	(25,864)	(27,403)
Net liability for future policy benefits after reinsurance recoverable	$1,393	$252	$14,692	$13,675	$—	$30,012

Weighted average liability duration of the liability for future policy benefits(d)	8.1	7.4	13.6	12.1	12.8
(a) Effect of changes in cash flow assumptions and variances from actual experience are partially offset by changes in the deferred profit liability.
(b)     Additional details can be found in the table that presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features.
(c)     Other reconciling items primarily include the Accident and Health as well as Group Benefits (short-duration) contracts.
(d)     The weighted average liability durations are calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates and current discount rate, which can be found in the table below.
Corebridge | First Quarter 2023 Form 10-Q 64

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
For the three months ended March 31, 2023 and 2022 in the traditional term life insurance block, capping of net premium ratios at 100% causes our reserves to be higher by $25 million and $14 million, respectively.
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums for future policy benefits for nonparticipating contracts:

		Three Months Ended March 31,
(in millions)		2023	2022
Individual Retirement	Expected future benefits and expense	$2,048	$1,757
	Expected future gross premiums	$—	$—
Group Retirement	Expected future benefits and expense	$317	$317
	Expected future gross premiums	$—	$—
Life Insurance	Expected future benefits and expense	$39,028	$38,739
	Expected future gross premiums	$28,964	$29,125
Institutional Markets	Expected future benefits and expense	$29,029	$20,824
	Expected future gross premiums	$—	$—
Corporate and Other *	Expected future benefits and expense	$44,148	$45,468
	Expected future gross premiums	$2,225	$2,389
*Represents activity ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statement of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums Three Months Ended March 31,		Interest Accretion Three Months Ended March 31,

(in millions)	2023	2022	2023	2022
Individual Retirement	$75	$51	$12	$10
Group Retirement	6	8	3	3
Life Insurance	575	582	118	121
Institutional Markets	1,581	244	139	105
Corporate and Other	54	56	245	249
Total	$2,291	$941	$517	$488
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

March 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

Weighted-average interest rate, original discount rate	3.65%	5.19%	4.11%	3.76%	4.88%
Weighted-average interest rate, current discount rate	5.33%	4.91%	5.08%	5.04%	5.10%
March 31, 2022
Weighted-average interest rate, original discount rate	3.04%	4.70%	4.12%	3.23%	4.80%
Weighted-average interest rate, current discount rate	3.72%	3.68%	3.72%	3.59%	3.92%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
Deferred Profit Liability: Corebridge issues certain annuity and life insurance contracts where premiums are paid up-front or for a shorter period than benefits will be paid (i.e., limited pay contracts). A DPL is required to be established to avoid recognition of gains when these contracts are issued. DPLs are amortized over the life of the contracts to align the revenue recognized with the related benefit expenses. The DPL is amortized in a constant relationship to the amount of discounted insurance in force for life insurance or expected future benefit payments for annuity contracts over the term of the contract.

Corebridge | First Quarter 2023 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
Limited pay contracts were subject to a lock-in concept and assumptions derived at policy issue were not subsequently updated unless a loss recognition event occurred. The net premiums were recorded as revenue. The difference between the gross premium received and the net premium was deferred and recognized in premiums in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This unearned revenue (deferred profit) was recorded in the Condensed Consolidated Balance Sheets in Other policyholder funds.
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
The difference between the gross premium received and recorded as revenue and the net premium is deferred and recognized in Policyholder benefits in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This deferred profit liability accretes interest and is recorded in the Condensed Consolidated Balance Sheets in Future policy benefits. Cash flow assumptions included in the measurement of the DPL are the same as those utilized in the respective LFPBs and are reviewed at least annually. The cash flow estimates for DPLs are updated on a retrospective catch-up basis at the same time as the cash flow estimates for the related LFPBs. The updated LFPB cash flows are used to recalculate the DPL at the inception of the applicable related LFPB cohort. The difference between the recalculated DPL at the beginning of the current reporting period and the carrying amount of the DPL at the current reporting period is recognized as a gain or loss in Policyholder benefits in the Condensed Consolidated Statements of Income (Loss).
The following table presents the transition rollforward for deferred profit liability for long-duration contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Pre-adoption December 31, 2020 deferred profit liability balance	$2	$—	$5	$64	$—	$71
Adjustments for the reclassification from/(to) the liability for the future policy benefits	65	8	—	766	859	1,698
Post-adoption January 1, 2021 deferred profit liability balance	$67	$8	$5	$830	$859	$1,769
Adjustments for the reclassification between the liability for future policy benefits and deferred profit liability represent changes in the net premium ratios that are less than 100% at transition for certain limited pay cohorts, resulting in a reclassification between the two liabilities, with no impact on retained earnings.
Additional Liabilities: For universal-life type products, insurance benefits in excess of the account balance are generally recognized as expenses in the period incurred unless the design of the product is such that future charges are insufficient to cover the benefits, in which case an “additional liability” is accrued over the life of the contract. These additional liabilities are included in Future policy benefits for life and accident and health insurance contracts in the Condensed Consolidated Balance Sheets. Prior to the adoption of the standard, our additional liabilities consisted primarily of GMDBs on annuities, as well as universal-life contracts with secondary guarantees. Subsequent to the adoption of this standard, the GMDBs have been reclassified and reported as MRBs, while the universal-life contracts with secondary guarantees continue to be reported as additional liabilities.
The following table presents the transition rollforward of the additional liabilities:

	Individual Retirement	Group Retirement	Life Insurance	Corporate and Other	Total
(in millions)
Pre-adoption December 31, 2020 additional liabilities	$1,391	$219	$5,117	$55	$6,782
Adjustment for the reclassification of additional liabilities from Future policy benefits to Market risk benefits(a)	(875)	(130)	—	—	(1,005)
Adjustment for removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)(b)	(516)	(89)	—	—	(605)
Post-adoption January 1, 2021 additional liabilities	$—	$—	$5,117	$55	$5,172
(a)    Adjustments for the reclassification of additional liabilities from Future policy benefits to MRBs represent contract guarantees (e.g., GMDBs) that were previously classified as insurance liabilities within Future policy benefits, but have been reclassified as MRBs as of January 1, 2021. For additional information on the transition impacts associated with LDTI, see Note 13.
(b)    Adjustments for the removal of related balances in AOCI originating from unrealized gains (losses) relate to the additional liabilities reclassified from Future policy benefits in the line above.
Corebridge | First Quarter 2023 Form 10-Q 66

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
Post-adoption, our additional liabilities primarily consist of universal life policies with secondary guarantees and these additional liabilities are recognized in addition to the Policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. For universal life policies without secondary guarantees, for which profits followed by losses are first expected after contract inception, we establish a liability, in addition to policyholder account balances, so that expected future losses are recognized in proportion to the emergence of profits in the earlier (profitable) years. Universal life account balances are reported within Policyholder contract deposits, while these additional liabilities are reported within the liability for future policy benefits in the Condensed Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on accumulated assessments, with related changes recognized through OCI. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.
The following table presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year (a)	$3,300	$55	$3,355	$4,952	$55	$5,007
Effect of changes in experience	74	(1)	73	108	(1)	107
Adjusted beginning balance	$3,374	$54	$3,428	$5,060	$54	$5,114
Assessments	179	—	179	168	—	168
Excess benefits paid	(238)	—	(238)	(290)	—	(290)
Interest accrual	28	1	29	34	1	35
Other	(5)	—	(5)	(7)	—	(7)
Changes related to unrealized appreciation (depreciation) of investments	119	—	119	(797)	—	(797)
Balance, end of period	$3,457	$55	$3,512	$4,168	$55	$4,223
Less: Reinsurance recoverable	(192)	—	(192)	(198)	—	(198)
Balance, end of period net of Reinsurance recoverable	$3,265	$55	$3,320	$3,970	$55	$4,025
Weighted average duration of liability (b)	26.4	9.4		27.1	9.8
(a)     Adjustments for the reclassifications between the liability for universal life policies with secondary guarantees and similar features and MRBs can be found in the MRBs transition table. For further detail of reclassifications, see Note 12.
(b)    The weighted average liability durations are calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies with secondary guarantees and similar features:

	Gross Assessments Three Months Ended March 31,		Interest Accretion Three Months Ended March 31,

(in millions)	2023	2022	2023	2022
Life Insurance	$299	$292	$28	$34
Corporate and Other	10	10	1	1
Total	$309	$302	$29	$35
The following table presents the calculation of weighted average interest rate for the liability for universal life policies with secondary guarantees and similar features:

March 31,	2023		2022
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	3.76%	4.24%	3.75%	4.20%

The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
Corebridge | First Quarter 2023 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
The following table presents details concerning our universal life policies with secondary guarantees and similar features:

	Three Months Ended March 31,
(in millions, except for attained age of contract holders)	2023	2022
Account value	$3,556	$3,361
Net amount at risk	$70,014	$66,220
Average attained age of contract holders	53	53
POLICYHOLDER CONTRACT DEPOSITS
The liability for Policyholder contract deposits is primarily recorded at accumulated value (deposits received and net transfers from separate accounts, plus accrued interest credited, less withdrawals and assessed fees). Deposits collected on investment-oriented products are not reflected as revenues. They are recorded directly to Policyholder contract deposits upon receipt. Amounts assessed against the contract holders for mortality, administrative, and other services are included as Policy fees in revenues.
In addition to liabilities for universal life, fixed annuities, fixed options within variable annuities, annuities without life contingencies, funding agreements and GICs, policyholder contract deposits also include our liability for (i) index features accounted for as embedded derivatives at fair value, (ii) annuities issued in a structured settlement arrangement with no life contingency and (iii) certain contracts we have elected to account for at fair value. Changes in the fair value of the embedded derivatives related to policy index features and the fair value of derivatives hedging these liabilities are recognized in realized gains and losses.
For additional information on index credits accounted for as embedded derivatives, see Note 4.
Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by funding agreements issued to the trust by one of our subsidiaries through our Institutional Markets business.
The following table presents the transition rollforward of Policyholder contract deposits account balances:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Pre-adoption December 31, 2020 Policyholder contract deposits	$85,097	$43,805	$10,286	$11,559	$4,145	$154,892
Adjustment for the reclassification of the embedded derivative liability to market risk benefits, net of the host adjustment(s)	(5,894)	(577)	—	—	—	(6,471)
Post-adoption January 1, 2021 Policyholder contract deposits	$79,203	$43,228	$10,286	$11,559	$4,145	$148,421

Corebridge | First Quarter 2023 Form 10-Q 68

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

Three Months Ended March 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate	Total
(in millions, except for average crediting rate)					and Other
Policyholder contract deposits account balance, beginning of year	$89,554	$43,395	$10,224	$11,734	$3,587	$158,494
Issuances	4,863	1,320	49	586	3	6,821
Deposits received	1	6	365	9	8	389
Policy charges	(244)	(110)	(384)	(17)	(16)	(771)
Surrenders and withdrawals	(3,171)	(2,016)	(56)	(403)	(20)	(5,666)
Benefit payments	(1,036)	(557)	(49)	(167)	(88)	(1,897)
Net transfers from (to) separate account	728	592	(1)	443	—	1,762
Interest credited	377	270	88	105	43	883
Other	(2)	3	(16)	4	(1)	(12)
Policyholder contract deposits account balance, end of period	$91,070	$42,903	$10,220	$12,294	$3,516	$160,003
Other reconciling items(b)	(1,889)	(279)	116	74	—	(1,978)
Policyholder contract deposits	89,181	42,624	10,336	12,368	3,516	158,025
Weighted average crediting rate	2.52%	2.78%	4.24%	3.55%	4.95%
Cash surrender value(c)	$84,906	$41,361	$8,874	$2,545	$1,781	$139,467

Three Months Ended March 31, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate	Total
(in millions, except for average crediting rate)					and Other
Policyholder contract deposits account balance, beginning of year	$84,097	$43,902	$10,183	$10,804	$3,823	$152,809
Issuances	3,896	1,152	73	82	3	5,206
Deposits received	3	8	369	13	9	402
Policy charges	(185)	(127)	(389)	(17)	(17)	(735)
Surrenders and withdrawals	(1,994)	(1,396)	(45)	(22)	(14)	(3,471)
Benefit payments	(1,017)	(544)	(69)	(72)	(89)	(1,791)
Net transfers from (to) separate account	529	616	—	3	(3)	1,145
Interest credited	500	277	101	61	45	984
Other	2	(1)	(31)	(7)	6	(31)
Policyholder contract deposits account balance, end of period	$85,831	$43,887	$10,192	$10,845	$3,763	$154,518
Other reconciling items(b)	(1,859)	(330)	24	94	—	(2,071)
Policyholder contract deposits	83,972	43,557	10,216	10,939	3,763	152,447
Weighted average crediting rate	2.36%	2.71%	4.23%	2.30%	4.88%
Cash surrender value(c)	$80,438	$43,193	$8,830	$2,529	$1,861	$136,851
(a)     Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), and thus, did not impact the ending balance of policyholder contract deposits.
(b)     Reconciling items principally relate to MRBs that are bifurcated and reported separately, net of embedded derivatives that are recorded in PCD.
(c)     Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs, do not have a cash surrender value).
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 12.
Corebridge | First Quarter 2023 Form 10-Q 69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

March 31, 2023	At Guaranteed Minimum		1 Basis Point - 50 Basis Points Above		More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$7,776		$2,562		$23,263	$33,601
> 1% - 2%	3,994		24		2,163	6,181
> 2% - 3%	9,155		1		390	9,546
> 3% - 4%	7,359		40		6	7,405
> 4% - 5%	452		—		4	456
> 5%	32		—		4	36
Total	$28,768		$2,627		$25,830	$57,225
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,063		$2,713		$6,049	$10,825
> 1% - 2%	5,005		908		353	6,266
> 2% - 3%	13,561		40		—	13,601
> 3% - 4%	658		—		—	658
> 4% - 5%	6,821		—		—	6,821
> 5%	153		—		—	153
Total	$28,261		$3,661		$6,402	$38,324
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—		$—		$—	$—
> 1% - 2%	—		131		349	480
> 2% - 3%	28		862		1,079	1,969
> 3% - 4%	1,417		118		198	1,733
> 4% - 5%	2,946		—		—	2,946
> 5%	222		—		—	222
Total	$4,613		$1,111		$1,626	$7,350
Total*	$61,642	$—	$7,399		$33,858	$102,899
Percentage of total	60%	#DIV/0!	7%	#N/A	33%	100%
Corebridge | First Quarter 2023 Form 10-Q 70

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities

March 31, 2022		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$10,456	$1,851	$18,812	$31,119
	> 1% - 2%	4,428	28	1,678	6,134
	> 2% - 3%	10,184	—	18	10,202
	> 3% - 4%	8,045	40	6	8,091
	> 4% - 5%	473	—	5	478
	> 5%	34	—	4	38
	Total	$33,620	$1,919	$20,523	$56,062
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$3,850	$1,684	$4,591	$10,125
	> 1% - 2%	6,316	411	7	6,734
	> 2% - 3%	14,648	—	—	14,648
	> 3% - 4%	702	—	—	702
	> 4% - 5%	6,955	—	—	6,955
	> 5%	159	—	—	159
	Total	$32,630	$2,095	$4,598	$39,323
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	104	24	355	483
	> 2% - 3%	246	540	1,210	1,996
	> 3% - 4%	1,388	207	186	1,781
	> 4% - 5%	3,052	2	—	3,054
	> 5%	228	—	—	228
	Total	$5,018	$773	$1,751	$7,542
Total*		$71,268	$4,787	$26,872	$102,927
Percentage of total		69%	5%	26%	100%
*    Excludes policyholder contract deposits account balances that are not subject to guaranteed minimum crediting rates.
Corebridge | First Quarter 2023 Form 10-Q 71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
OTHER POLICYHOLDER FUNDS
Other policyholder funds include URR, consisting of front-end loads on investment-oriented contracts, representing those policy loads that are non-level and typically higher in initial policy years than in later policy years. Amortization of URR is recorded in Policy fees.
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
URR for investment-oriented contracts are generally deferred and amortized, with interest, in relation to the incidence of EGPs to be realized over the estimated lives of the contracts and are subject to the same adjustments due to changes in the assumptions underlying EGPs as DAC. Similar to unrealized appreciation (depreciation) of investments for DAC, URR related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on EGPs, with related changes recognized through OCI.
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
URR for investment-oriented contracts are generally deferred and amortized into income using the same assumptions and factors used to amortize DAC (i.e., on a constant level basis). Changes in future assumptions are applied by adjusting the amortization rate prospectively. The Company has elected to implicitly account for actual experience, whether favorable or unfavorable, in its amortization of URR (i.e., policy fees) each period.
The following table presents the transition rollforward of URR:

	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Pre-adoption December 31, 2020 URR balance	$1,413	$2	$132	$1,547
Adjustment for removal of related balances in Accumulated other comprehensive income originating from unrealized gains (losses)	248	—	—	248
Post-adoption January 1, 2021 URR balance	$1,661	$2	$132	$1,795
Prior to the adoption of LDTI, URR for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available for sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI. As the available for sale portfolio was in an unrealized gain position as of the transition date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances were reducing URR.
The following table presents a rollforward of the unearned revenue reserve for the three months periods ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	38	—	—	38
Amortization	(27)	(1)	(2)	(30)
Balance, end of period	$1,738	$1	$103	$1,842
Other reconciling items*				1,055
Other policyholder funds				$2,897

Three Months Ended March 31, 2022	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Balance, beginning of year	$1,693	$2	$116	$1,811
Revenue deferred	35	—	—	35
Amortization	(27)	—	(3)	(30)
Balance, end of period	$1,701	$2	$113	$1,816
Other reconciling items*				1,068
Other policyholder funds				$2,884
* Other reconciling items include policyholders' dividend accumulations, provisions for future dividends to participating policyholders, dividends to policyholders and any similar items.
Corebridge | First Quarter 2023 Form 10-Q 72

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Market Risk Benefits

12. Market Risk Benefits
MRBs are defined as contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose Corebridge to other-than nominal capital market risk. The MRB is an amount that a policyholder receives in addition to the account balance upon the occurrence of a specific event or circumstance, such as death, annuitization, or periodic withdrawal that involves protection from other-than-nominal capital market risk. Certain contract features, such as GMWBs, GMDBs and GMIBs commonly found in variable, fixed index and fixed annuities, are MRBs. MRBs are assessed at contract inception using a non-option method involving attributed fees that results in an initial fair value of zero or an option method that results in a fair value greater than zero.
MRBs are recorded at fair value, and Corebridge applies a non-option attributed fee valuation method for variable products, and an option-based valuation method (host offset) for both fixed index and fixed products. Under the non-option valuation method, the attributed fee is determined at contract inception; it cannot exceed the total contract fees and assessments collectible from the contract holder and cannot be less than zero. Investment margin is excluded from the attributed fee determination. Under the option-based valuation method, an offset to the host amount related to the MRB amount is established at inception. Changes in the fair value of MRBs are recorded in net income in Changes in the fair value of Market Risk Benefits, net and the portion of the fair value change attributable to instrument-specific credit risk, is recognized in OCI. MRBs are derecognized when the underlying contract is surrendered, a GMDB is incurred, a GMIB is annuitized, or when the account value is exhausted on a policy with a GMWB. When a policyholder elects to annuitize a GMIB rider or the account value on a policy with a GMWB rider is reduced to zero, the policy is converted to a payout annuity automatically. When a conversion occurs, the policyholder is issued a new payout annuity contract. At this point, the MRB is derecognized, and a LFPB is established for the payout annuity.
Assumptions used to determine the MRB asset (including ceded MRBs) or liability generally include mortality rates that are based upon actual experience modified to allow for variations in policy form; lapse rates that are based upon actual experience modified to allow for variations in policy features; and investment returns, based on stochastically generated scenarios. We evaluate at least annually estimates used to determine the MRB asset or liability and adjust the balance, with a related charge or credit to Change in fair value of MRBs, net, if actual experience or other evidence suggests that earlier assumptions should be revised. In addition, MRBs are valued such that the current provision for nonperformance risk is reflected in the claims cash flows of the asset or liability valuation for direct MRBs. The nonperformance risk spread at contract issue is locked-in. The difference between the MRB valued using the at issue nonperformance risk spread and the current nonperformance risk spread is reported through OCI, while changes in the counterparty credit risk related to ceded MRBs are reported in income.
Changes in the fair value of MRBs, net represents changes in the fair value of market risk benefit liabilities and assets (with the exception of instrument-specific credit risk changes), and includes attributed rider fees and benefits, net of changes in the fair value of derivative instruments and fixed maturity securities that are used to economically hedge market risk from the VA GMWB riders.
Corebridge | First Quarter 2023 Form 10-Q 73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Market Risk Benefits
The following table presents the transition rollforward of MRBs:

	Individual Retirement	Group Retirement	Total
(in millions)
Pre-adoption December 31, 2020 carrying amount for features now classified as MRBs	$—	$—	$—
Adjustment for the reclassification of the embedded derivative liability from policyholder contract deposits, net of the host adjustment(s)(a)	5,894	577	6,471
Adjustment for the reclassification of additional liabilities from Future policy benefits(b)	1,356	219	1,575
Adjustments for the cumulative effect of the changes in the instrument - specific credit risk between the original contract issuance date and the transition date(c)	2,140	187	2,327
Adjustment for the removal of related balances in Accumulated other comprehensive income originating from unrealized gains (losses)(d)	(516)	(89)	(605)
Adjustment for the remaining difference (exclusive of the instrument-specific credit risk change and host contract adjustments) between previous carrying amount and fair value measurement for the MRB(e)	(1,275)	(92)	(1,367)
Post-adoption January 1, 2021 carrying amount for features now classified as MRBs	$7,599	$802	$8,401
(a) Adjustments for the reclassification from Policyholder contract deposits represents certain contract guarantees (e.g., GMWBs) that were previously classified as embedded derivatives, but have been reclassified as MRBs as of January 1, 2021, and the related host impact. The impact on Retained earnings or AOCI resulting from the simultaneous remeasurement of the guarantee as a market risk benefit is reflected in the lines below.
(b) Adjustments for the reclassification from Future policy benefits represents contract guarantees (e.g., GMDBs) that were previously classified as insurance liabilities within Future policy benefits, but have been reclassified as MRBs as of January 1, 2021. The impact on Retained earnings or AOCI resulting from the simultaneous remeasurement of the guarantee as a market risk benefit is reflected in the lines below.
(c) Adjustments for the cumulative effect of the changes in the instrument-specific credit risk between the original contract issuance date and the transition date are recognized in AOCI.
(d) Adjustment for the removal of related balances in AOCI income originating from unrealized gains (losses) with an offset to AOCI relate to the additional liabilities reclassified from Future policy benefits in the line above.
(e) Adjustment for the remaining difference represents the measurement of MRBs at fair value, excluding the impact of instrument-specific credit risk with an offset to Retained earnings.
The following is a reconciliation of MRBs by amounts in an asset position and in liability position to the MRB amounts in the Condensed Consolidated Balance Sheets at transition:

	Individual Retirement	Group Retirement	Total
(in millions)
Market risk benefit in an asset position	$176	$—	$176
Reinsured market risk benefit	162	—	162
Market Risk Benefit assets, at fair value	$338	$—	$338
Market Risk Benefit liabilities, at fair value	7,937	802	8,739
Market risk benefit, net, January 1, 2021	$7,599	$802	$8,401
Corebridge | First Quarter 2023 Form 10-Q 74

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Market Risk Benefits
The following table presents the balances of and changes in market risk benefits:

Three Months Ended March 31, 2023	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$3,738	$296	$4,034
Balance, beginning of year, before effect of changes in instrument-specific credit risk	3,297	272	3,569
Issuances	191	9	200
Interest accrual	38	4	42
Attributed fees	235	17	252
Expected claims	(25)	(1)	(26)
Effect of changes in interest rates	478	46	524
Effect of changes in interest rate volatility	(73)	(4)	(77)
Effect of changes in equity markets	(391)	(36)	(427)
Effect of changes in equity index volatility	16	(3)	13
Actual outcome different from model expected outcome	72	1	73
Effect of changes in other future expected assumptions	(94)	(18)	(112)
Other, including foreign exchange	1	—	1
Balance, end of period, before effect of changes in instrument-specific credit risk	3,745	287	4,032
Effect of changes in the instrument-specific credit risk	339	32	371
Balance, end of period	4,084	319	4,403
Less: Reinsured MRB, end of period	(89)	—	(89)
Net Liability Balance after reinsurance recoverable	$3,995	$319	$4,314
Net amount at risk
GMDB only	$1,307	$266	$1,573
GMWB only	$63	$5	$68
Combined*	$1,726	$31	$1,757
Weighted average attained age of contract holders	71	64

Three Months Ended March 31, 2022	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$6,452	$582	$7,034
Balance, beginning of year, before effect of changes in instrument-specific credit risk	4,518	415	4,933
Issuances	40	5	45
Interest accrual	39	6	45
Attributed fees	197	19	216
Expected claims	(13)	—	(13)
Effect of changes in interest rates	(1,381)	(125)	(1,506)
Effect of changes in interest rate volatility	172	13	185
Effect of changes in equity markets	387	16	403
Effect of changes in equity index volatility	(2)	1	(1)
Actual outcome different from model expected outcome	105	16	121
Other, including foreign exchange	1	(3)	(2)
Balance, end of period before effect of changes in instrument-specific credit risk	4,063	363	4,426
Effect of changes in the instrument-specific credit risk	1,027	82	1,109
Balance, end of period	5,090	445	5,535
Less: Reinsured MRB, end of period	(120)	—	(120)
Net Liability Balance after reinsurance recoverable	$4,970	$445	$5,415
Net amount at risk
GMDB only	$903	$186	$1,089
GMWB only	$264	$30	$294
Combined*	$752	$16	$768
Weighted average attained age of contract holders	70	63
* Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.
Corebridge | First Quarter 2023 Form 10-Q 75

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	March 31, 2023			March 31, 2022
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$685	$4,680	$3,995	$524	$5,494	$4,970
Group Retirement	145	464	319	142	587	445
Total	$830	$5,144	$4,314	$666	$6,081	$5,415
* Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 4.
ANNUITY GUARANTEES
Annuity contracts may include certain contractually guaranteed benefits to the contract holder. These guaranteed features include GMDBs that are payable in the event of death and living benefits that are payable when partial withdrawals exhaust a policy’s account value, in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits primarily include GMWB. A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during their lifetime). A policyholder cannot purchase more than one living benefit on one contract. The net amount at risk for each feature is calculated irrespective of the existence of other features; as a result, the net amount at risk for each feature is not additive to that of other features.
Guaranteed Benefits on Variable Annuities
Depending on the contract, the GMDB feature may provide a death benefit of either (a) total deposits made to the contract, less any partial withdrawals plus a minimum return (and in rare instances, no minimum return), (b) return of premium whereby the benefit is the greater of the current account value or premiums paid less any partial withdrawals, (c) rollups whereby the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified rates up to specified ages, or (d) the highest contract value attained, typically on any anniversary date less any subsequent withdrawals following the contract anniversary. GMDB is our most widely offered benefit.
The liability for GMDB, which is recorded in MRBs represents the expected value of benefits discounted at-inception non-performance risk spreads in excess of the projected account value through change in fair value MRBs, net. The net amount at risk for the GMDB feature represents the amount of guaranteed benefits in excess of account value if all policyholders died.
Certain of our variable annuity contracts contain optional GMWBs and, to a lesser extent, GMABs. GMWBs related to variable annuity contracts are recorded and are accounted for as MRBs measured at fair value, with changes in the fair value (excluding changes in instrument-specific credit risk) recorded in Change in the fair value of MRBs, net. The net amount at risk for the GMWB represents benefits in excess of the account value at the balance sheet assuming the utilization of all benefits by the contract holders at the balance sheet date.
Guaranteed Benefits on Fixed Index and Fixed Annuities
Certain of our fixed annuity and fixed index annuity contracts, which are not offered through separate accounts, contain optional GMWB. With a GMWB, the contract holder can monetize the excess of the guaranteed amount over the account value of the contract through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount. Once the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount; for lifetime GMWB products, the annuity payments continue as long as the covered person(s) is living. The liability for GMWB benefits in fixed annuity and fixed index annuity contracts, which are recorded in MRBs, represents the expected value of benefits in excess of the projected account value, with the excess (excluding changes in instrument-specific credit risk) recognized at fair value through Change in the fair value of MRBs, net.
The liability for all of our GMWB benefits in fixed annuity and fixed index annuity contracts are accounted for as MRBs.
For a discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.
Corebridge | First Quarter 2023 Form 10-Q 76

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Market Risk Benefits

13. Separate Account Assets and Liabilities
We report variable contracts within the separate accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder and the separate account meets additional accounting criteria to qualify for separate account treatment. The assets supporting the variable portion of variable annuity and variable universal life contracts that qualify for separate account treatment are carried at fair value and are reported as separate account assets, with an equivalent summary total reported as separate account liabilities. The assets of insulated accounts are legally segregated and are not subject to claims that arise from any of our other businesses.
Policy values for variable products and investment contracts are expressed in terms of investment units. Each unit is linked to an asset portfolio. The value of a unit increases or decreases based on the value of the linked asset portfolio. The current liability at any time is the sum of the current unit value of all investment units in the separate accounts, plus any liabilities for MRBs.
Amounts assessed against the policyholders for mortality, administrative and other services are included in policy fees. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such separate accounts are offset within the same line in the Condensed Consolidated Statements of Income (Loss).
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.
Account balances of variable annuity contracts were invested in Separate account investment options as follows:

	March 31, 2023		March 31, 2022
(in millions)	Individual Retirement	Group Retirement	Individual Retirement	Group Retirement
Equity Funds	$23,845	$26,433	$26,931	$30,844
Bond Funds	3,915	3,571	4,401	4,176
Balanced Funds	17,818	5,254	21,402	5,866
Money Market Funds	718	534	604	456
Total*	$46,296	$35,792	$53,338	$41,342
*    Excludes Separate account balances related to fixed annuities for Individual Retirement and Group Retirement, Life Insurance and Institutional Markets.
The following table presents the balances and changes in Separate account liabilities:

Three Months Ended March 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Separate accounts balance, beginning of year	$45,178	$34,361	$799	$4,515	$84,853
Premiums and deposits	451	360	9	26	846
Policy charges	(344)	(110)	(12)	(24)	(490)
Surrenders and withdrawals	(844)	(669)	(6)	(404)	(1,923)
Benefit payments	(215)	(130)	(1)	(54)	(400)
Investment performance	2,131	2,186	53	99	4,469
Net transfers from (to) general account	73	(77)	(1)	6	1
Other charges	—	(1)	—	2	1
Separate accounts balance, end of period	$46,430	$35,920	$841	$4,166	$87,357
Cash surrender value*	$45,388	$35,726	$794	$4,168	$86,076
Corebridge | First Quarter 2023 Form 10-Q 77

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Separate Account Assets and Liabilities

Three Months Ended March 31, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Separate accounts balance, beginning of year	$57,927	$45,138	$1,044	$5,002	$109,111
Premiums and deposits	758	440	10	30	1,238
Policy charges	(321)	(127)	(13)	(25)	(486)
Surrenders and withdrawals	(934)	(696)	(6)	(20)	(1,656)
Benefit payments	(255)	(144)	(2)	(5)	(406)
Investment performance	(3,718)	(2,992)	(73)	(87)	(6,870)
Net transfers from (to) general account	44	(134)	—	8	(82)
Other charges	(1)	1	—	1	1
Separate accounts balance, end of period	$53,500	$41,486	$960	$4,904	$100,850
Cash surrender value*	$52,334	$41,263	$949	$4,898	$99,444
* The cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less applicable surrender charges.
Separate account liabilities primarily represent the contract holder's account balance in separate account assets and will be equal and offsetting to total separate account assets.

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
Yearly Renewable Term Agreements
Certain of our reinsurers have sought rate increases on certain YRT agreements. We are disputing the requested rate increases under these agreements. Certain reinsurers with whom we have disputes have initiated arbitration proceedings against us, and others may initiate them in the future. To the extent reinsurers have sought retroactive premium increases, we have accrued our current estimate of probable loss with respect to these matters.
For additional information, see Note 7.
Corebridge | First Quarter 2023 Form 10-Q 78

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Contingencies, Commitments and Guarantees
Moriarty Litigation
Effective January 1, 2013, the California legislature enacted AB 1747 (the “Act”), which amended the Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (AGL) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013, effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. On February 7, 2022, Plaintiff filed motions for summary judgment and class certification; AGL opposed both motions and filed its own motion for partial summary judgment. On July 26, 2022, the District Court granted in part and denied in part AGL’s motion for partial summary judgment, and on September 7, 2022, the District Court denied Plaintiff's motion for summary judgment. In the summary judgment decisions, the District Court declined to adopt Plaintiff's theory that a failure to comply with the Act necessitates payment of policy benefits or to make a pre-trial determination as to AGL’s liability. On September 27, 2022, the District Court denied Plaintiff’s motion for class certification without prejudice. The District Court declined to certify Plaintiff’s proposed class consisting of claims for monetary damages and equitable relief, but indicated that Plaintiff could seek the certification of a narrower class consisting only of claims for monetary damages. The District Court indicated, however, that it has “substantial concerns” as to whether individual issues such as actual damages and causation would predominate, precluding class certification. While the District Court had initially set a trial date for February 7, 2023, it since vacated that date and indicated that it will set a new trial date in due course, following consultation with the parties. Subsequently, the case was reassigned to a new judge and a status conference has been set for May 10, 2023. Proceedings are ongoing in other California cases that raise similar industry-wide issues, including in the McHugh case on remand from the California Supreme Court, in which the California Court of Appeal rendered an unpublished opinion on October 10, 2022 that also declined to hold that failure to comply with the Act automatically necessitates payment of policy benefits. We have accrued our current estimate of probable loss with respect to this litigation.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $4.6 billion at March 31, 2023.
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
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which AHAC or NUFIC has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the three months ended March 31, 2023 or 2022.
Corebridge | First Quarter 2023 Form 10-Q 79

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Contingencies, Commitments and Guarantees
AGC is a party to a Capital Maintenance Agreement (“CMA”) with AIG. Among other things, the CMA provides that AIG will maintain the total adjusted capital of AGC at or above a specified minimum percentage of AGC’s projected Company Action Level Risk Based Capital. AIG did not make any capital contributions to AGC under the CMA during the three months ended March 31, 2023. As of March 31, 2023 and 2022, the specified minimum capital percentage in the CMA was 250%.
AIG provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of AIG Life Holdings, Inc (“AIGLH”). This includes:
•a guarantee (the “AIGLH External Debt Guarantee”) in connection with AIGLH junior subordinated debentures and certain AIG notes (the “AIGLH External Debt”); and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, AIGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes are guaranteed by AIG for the benefit of AGL. We paid no fees for these guarantees for the three months ended March 31, 2023 or 2022.
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
•For additional disclosures about related parties, see Note 18.

15. Equity and Redeemable Noncontrolling Interest
COREBRIDGE SHAREHOLDERS’ EQUITY
Retained Earnings
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

February 16, 2023	March 17, 2023	March 31, 2023	$0.23
For the three months ended 2022, Corebridge paid cash dividends of $290 million.
Dividends Declared
On May 8, 2023, the Company declared a cash dividend on Corebridge common stock of $0.23 per share, payable on June 30, 2023 to shareholders of record at close of business on June 16, 2023.
Common Stock
The following table presents a rollforward of common stock outstanding shares:

Three Months Ended March 31, 2023	Common Stock Outstanding

Shares, beginning of year	645,000,000
Shares issued under long-term incentive compensation plans	3,129,652
Shares repurchased	—
Shares, end of period	648,129,652
Corebridge | First Quarter 2023 Form 10-Q 80

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Equity and Redeemable Noncontrolling Interest
Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in the instrument- specific risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2022, net of tax	$(92)	$(19,380)	$(365)	$2,908	$157	$(100)	$9	$(16,863)
Change in unrealized depreciation of investments	38	3,982	—	—	—	—	—	4,020
Change in fair value of market risk benefits attributable to changes in instrument-specific risk	—	—	94	—	—	—	—	94
Change in discount rates assumptions of certain liabilities	—	—	—	(595)	—	—	—	(595)
Change in future policy benefits and other	—	(116)	—	—	—	—	—	(116)
Change in cash flow hedges	—	—	—	—	(7)	—	—	(7)
Change in foreign currency translation adjustments	—	—	—	—	—	37	—	37
Change in net actuarial loss	—	—	—	—	—	—	3	3
Change in deferred tax asset (liability)	(8)	(734)	(20)	130	3	(1)	(1)	(631)
Total other comprehensive income (loss)	30	3,132	74	(465)	(4)	36	2	2,805
Noncontrolling interests	—	—	—	—	—	9	—	9
Balance, March 31, 2023, net of tax	$(62)	$(16,248)	$(291)	$2,443	$153	$(73)	$11	$(14,067)
Balance, December 31, 2021, net of tax*	$(31)	$12,315	$(1,659)	$(2,390)	$—	$(9)	$7	$8,233
Change in unrealized depreciation of investments	(64)	(16,810)	—	—	—	—	—	(16,874)
Change in fair value of market risk benefits attributable to changes in instrument-specific risk	—	—	992	—	—	—	—	992
Change in discount rates assumptions of certain liabilities	—	—	—	2,830	—	—	—	2,830
Change in future policy benefits and other	—	797	—	—	—	—	—	797
Change in cash value hedges	—	—	—	—	224	—	—	224
Change in foreign currency translation adjustments	—	—	—	—	—	(24)	—	(24)
Change in deferred tax asset (liability)	13	2,637	(210)	(598)	(47)	1	—	1,796
Total other comprehensive income	(51)	(13,376)	782	2,232	177	(23)	—	(10,259)
Noncontrolling interests	—	—	—	—	—	—	—	—
Balance, March 31, 2022, net of tax	$(82)	$(1,061)	$(877)	$(158)	$177	$(32)	$7	$(2,026)

* For additional disclosures related to the impact of the Targeted improvements to the Accounting for Long-Duration Contracts refer to Note 2.
Corebridge | First Quarter 2023 Form 10-Q 81

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Equity and Redeemable Noncontrolling Interest
The following table presents the OCI reclassification adjustments for the three months ended March 31, 2023 and 2022, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in the instrument- specific risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended March 31, 2023
Unrealized change arising during period	$24	$3,779	$94	$(595)	$(7)	$37	$3	$3,335
Less: Reclassification adjustments included in net income	(14)	(87)	—	—	—	—	—	(101)
Total other comprehensive income (loss), before income tax expense (benefit)	38	3,866	94	(595)	(7)	37	3	3,436
Less: Income tax expense (benefit)	8	734	20	(130)	(3)	1	1	631
Total other comprehensive income (loss), net of income tax expense (benefit)	$30	$3,132	$74	$(465)	$(4)	$36	$2	$2,805
Three Months Ended March 31, 2022
Unrealized change arising during period	$(64)	$(16,113)	$992	$2,830	$224	$(24)	$—	$(12,155)
Less: Reclassification adjustments included in net income	—	(100)	—	—	—	—	—	(100)
Total other comprehensive income (loss), before income tax expense (benefit)	(64)	(16,013)	992	2,830	224	(24)	—	(12,055)
Less: Income tax expense (benefit)	(13)	(2,637)	210	598	47	(1)	—	(1,796)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(51)	$(13,376)	$782	$2,232	$177	$(23)	$—	$(10,259)
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
(in millions)	2023	2022
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(14)	$—	Net realized gains (losses)
Total	(14)	—
Unrealized appreciation (depreciation) of all other investments
Investments	(87)	(100)	Net realized gains (losses)
Total	(87)	(100)
Total reclassifications for the period	$(101)	$(100)
* The following items are not reclassified out of AOCI and included in the Condensed Consolidated Statements of Income (Loss) and thus have been excluded from the table:(a) Change in fair value of MRBs attributable to changes in the instrument-specific credit risk (b) Change in the discount rates used to measure traditional and limited-payment long-duration insurance contracts and (c) Fair value of liabilities under fair value option attributable to changes in own credit Risk.
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
Corebridge | First Quarter 2023 Form 10-Q 82

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Equity and Redeemable Noncontrolling Interest
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Three Months Ended March 31,
(in millions)	2023	2022
Beginning balance	$939	$1,759
Net income attributable to redeemable noncontrolling interest	6	76
Other comprehensive loss, net of tax	9	—
Changes in noncontrolling interests due to divestitures and acquisitions	(19)	—
Contributions from noncontrolling interests	25	14
Distributions to noncontrolling interests	(50)	(280)
Other	—	(4)
Ending balance	$910	$1,565
Refer to Note 8 for additional information related to Variable Interest Entities.
REDEEMABLE NONCONTROLLING INTEREST
The Company has launched certain investment funds which non-consolidated Corebridge affiliates participate in. Certain of these funds are redeemable at the option of the holder and thus are accounted for as mezzanine equity. As of December 31, 2022 the Company has sold the remaining portion of the redeemable funds.
The following table presents a rollforward of redeemable noncontrolling interest:

Three Months Ended March 31,
(in millions)	2022
Beginning balance	$83
Net income attributable to redeemable noncontrolling interest	(1)
Ending balance	$82

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
The following table presents the computation of basic and diluted EPS for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
(in millions, except per common share data)	2023	2022
Numerator for EPS:
Net income (loss)	$(453)	$3,441
Less: Net income (loss) attributable to noncontrolling interests	6	75
Net income (loss) attributable to Corebridge common shareholders	$(459)	$3,366

Denominator for EPS(a):
Weighted average common shares outstanding - basic	650.8	645.0
Dilutive common shares(b)	—	—
Weighted average common shares outstanding - diluted	650.8	645.0
Income per common share attributable to Corebridge common shareholders(a)
Common stock - Basic	$(0.70)	$5.22
Common stock - Diluted	$(0.70)	$5.22
(a)     The results of the September 6, 2022 stock split have been applied retroactively for all periods prior to September 6, 2022. For additional information regarding the September 6, 2022 stock split, see Note 16 of the Consolidated Financial Statements in the 2022 Annual Report.
(b)     Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 2.5 million for the three months ended March 31, 2023 because the effect of including those common shares in the calculation would have been anti-dilutive. There were no anti-dilutive instruments for the three months ended 2022.
Corebridge | First Quarter 2023 Form 10-Q 83

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Income Taxes

17. Income Taxes
BASIS OF PRESENTATION
Prior to the IPO, Corebridge Parent and certain U.S. subsidiaries were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. Following the IPO, AIG owns a less than 80% interest in Corebridge, resulting in tax deconsolidation of Corebridge from the AIG Consolidated Tax Group. In addition, under the tax law, AGC and its directly owned life insurance subsidiaries (the “AGC Group”) will not be permitted to join in the filing of a U.S. consolidated federal income tax return with our other subsidiaries (collectively, the “Non-Life Group”) for the five-year waiting period. Instead, the AGC Group is expected to file separately as members of the AGC consolidated U.S. federal income tax return during the five-year waiting period. Following the five-year waiting period, the AGC Group is expected to join the U.S. consolidated federal income tax return with the Non-Life Group.
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
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended March 31, 2023, the effective tax rate on loss from operations was 32.3%. The effective tax rate on loss from operations differs from the statutory tax rate of 21% primarily due to adjustments to deferred tax assets, dividends received deduction, reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities, and excess tax benefits related to share based compensation payments recorded through the income statement. These tax benefits were partially offset by the establishment of additional valuation allowance and tax charges associated with state and local income taxes.
For the three months ended March 31, 2022, the effective tax rate on income from operations was 20.0%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with reclassifications from AOCI to income from operations related to the disposal of available for sale securities, dividends received deduction, tax adjustments related to prior year returns, and excess tax benefits related to share based compensation payments recorded through the income statement. These tax benefits were partially offset by tax charges associated with state and local income taxes, including the establishment of a valuation allowance associated with certain state jurisdictions.
For the three months ended March 31, 2023, we consider our foreign earnings with respect to certain operations in Europe to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. A deferred tax liability has not been recorded for those foreign subsidiaries whose earnings are considered to be indefinitely reinvested. If recorded, such deferred tax liability would not be material to our consolidated financial condition. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.
Corebridge | First Quarter 2023 Form 10-Q 84

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Income Taxes
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
As discussed above, under the tax law, the AGC Group will not be permitted to join in the filing of a U.S. consolidated federal income tax return with the Non-Life Group for the five-year waiting period following the IPO. Instead, the AGC Group is expected to file separately as members of the AGC consolidated U.S. federal income tax return during this period. Following the five-year waiting period, the AGC Group is expected to join U.S. consolidated federal income tax return with the Non-Life Group. Each separate U.S. federal tax filing group or separate U.S. tax filer is required to consider this five-year waiting period when assessing realization of their respective deferred tax assets including net operating loss and tax credit carryforwards.
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
To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. A valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year is recorded discretely. For the three months ended March 31, 2023, we recorded an increase in valuation allowance of $16 million, attributable to current year activity.
As of March 31, 2023, the balance sheet reflects a valuation allowance of $167 million related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized.
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
For the three months ended March 31, 2023, recent changes in market conditions, including rising interest rates, impacted the unrealized tax capital gains and losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of March 31, 2023, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized capital losses that are not more likely than not to be realized. For the three months ended March 31, 2023, we recorded a decrease in valuation allowance of $132 million associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio. As of March 31, 2023, the balance sheet reflects a valuation allowance of $1.3 billion associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio. All of the valuation allowance established was allocated to OCI.
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
Corebridge | First Quarter 2023 Form 10-Q 85

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Related Parties

18. Related Parties
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
The table below summarizes our material revenues and expenses in connection with the transactions described below for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues:
Other income	$13	$31
Net investment income - excluding Fortitude Re funds withheld assets	5	(4)
Total revenues	$18	$27
Expenses:
General operating and other expenses	$47	$23
Interest expense	—	38
Loss on extinguishment of debt	—	—
Total expenses	$47	$61
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
Separately, certain of our subsidiaries provide portfolio administration and investment planning, performance evaluation and oversight services to AIG PC International, LLC (“AIGPCI”), on a non-discretionary basis, with respect to the investment portfolios of various of AIGPCI’s non-U.S. subsidiaries. In some cases, these services are directly provided to AIGPCI’s non-US subsidiaries. We offer our Funds to AIGPCI’s non-U.S. subsidiaries. Our subsidiaries earn investment management and advisory fees under the IMAs and other service agreements, as well as management fees and carried interest distributions or similar performance-based compensation under the Funds’ operating agreements, the majority of which are based on, or calibrated to approximate, the costs of providing the services. With respect to a minority of the AIG client portfolios, which relate to assets backing risks that have been transferred to third parties, our subsidiaries earn market-based fees. Management and advisory fee income for these Investment Services and related
Corebridge | First Quarter 2023 Form 10-Q 86

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Related Parties
services reflected in Other income on the Condensed Consolidated Statements of Income (Loss) was $13 million and $31 million for the three months ended March 31, 2023 and 2022, respectively.
Capital Markets Agreements
We receive a suite of capital markets services from AIG, including securities lending, collateral management, repurchase transactions, derivatives execution and support, and operational support services, for which we pay a fee. AIGM provides these services through various services agreements. In addition, in the ordinary course of business, we enter into OTC derivative transactions with AIGM under standard ISDA agreements. The total expenses incurred for services provided by AIGM reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Condensed Consolidated Statements of Income (Loss) were $0 million and $5 million for the three months ended March 31, 2023 and 2022, respectively. The derivative assets, net of gross assets and gross liabilities after collateral were $210 million and $12 million as of March 31, 2023 and December 31, 2022, respectively. The derivative liabilities, net of gross assets and gross liabilities after collateral were $9 million and $0 million as of March 31, 2023 and December 31, 2022, respectively. The collateral posted to AIGM was $855 million and $1.5 billion as of March 31, 2023 and December 31, 2022, respectively. The collateral held by us was $338 million and $380 million as of March 31, 2023 and December 31, 2022, respectively.
In addition, we entered into certain unsecured derivative transactions with AIG. The derivative assets, net of gross assets and gross liabilities after collateral were $272 million and $253 million as of March 31, 2023 and December 31, 2022, respectively. There were no derivative net liabilities as of March 31, 2023 and December 31, 2022, respectively. In relation to these derivatives, there was no collateral posted to AIG or collateral held by us as of March 31, 2023 and December 31, 2022, respectively.
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
On September 14, 2022, we entered into a Transition Services Agreement (the “TSA”) with AIG regarding the continued provision of services between the Company and AIG on a transitional basis. The TSA has generally replaced the AIG Service and Expense Agreement for services provided between the parties.
Amounts due to AIG under these agreements were $230 million and $311 million as of March 31, 2023 and December 31, 2022, respectively. Amounts due from AIG were $52 million and $54 million as of March 31, 2023 and December 31, 2022, respectively. The total service expenses incurred specific to these agreements reflected in General operating and other expenses on the Condensed Consolidated Statements of Income (Loss) were $47 million and $6 million for the three months ended March 31, 2023 and 2022, respectively.
Reinsurance Transactions
From time to time, AIG Life (United Kingdom) has entered into various coinsurance agreements with American International Reinsurance Company, Ltd., a consolidated subsidiary of AIG (“AIRCO”) as follows:
•In 2018, AIG Life (United Kingdom) ceded risks to AIRCO relating to the payment of obligations of life-contingent annuity claims in the annuitization phase of the contracts on or after June 30, 2018.
• In 2019 and 2020, AIG Life (United Kingdom) ceded risks to AIRCO relating to certain whole life policies issued prior to and subsequent to July 1, 2019, respectively.
Reinsurance assets related to these agreements were $42 million and $70 million as of March 31, 2023 and December 31, 2022, respectively. Amounts payable to AIRCO were $29 million and $32 million as of March 31, 2023 and December 31, 2022, respectively. Ceded premiums related to these agreements were $7 million and $11 million for the three months ended March 31, 2023 and 2022, respectively.
For further details of reinsurance transactions, see Note 7.
Guarantees
Prior to the IPO, AIG provided certain guarantees to us as described below. Pursuant to the Separation Agreement, we will indemnify, defend and hold harmless AIG against or from any liability arising from or related to these guarantees.
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which AHAC or NUFIC has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a
Corebridge | First Quarter 2023 Form 10-Q 87

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Related Parties
“Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the three months ended March 31, 2023 and 2022.
AGC is a party to a CMA with AIG. Among other things, the CMA provides that AIG will maintain the total adjusted capital of AGC at or above a specified minimum percentage of AGC’s projected Company Action Level Risk Based Capital. AIG did not make any capital contributions to AGC under the CMA during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the specified minimum capital percentage in the CMA was 250%.
AIG provides a full and unconditional guarantee of AIGLH Notes and Junior Subordinated Debentures. This includes:
•the AIGLH External Debt Guarantee; and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, AIGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes are guaranteed by AIG for the benefit of AGL. We paid no fees for these guarantees for the three months ended March 31, 2023 and 2022.
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
In addition to the guarantees above, we may provide to or receive from AIG, or to or from third-parties on behalf of AIG, customary guarantees in relation to certain lending and real estate transactions. These guarantees of certain amounts in connection with borrowings or environmental indemnifications and non-recourse carve-outs are limited to situations in which the borrower commits certain “bad acts” as defined in each applicable transaction document, including fraud or intentional misrepresentation, intentional waste or willful misconduct. As of March 31, 2023, none of these guarantees became payable.
For further details regarding guarantees provided by AIG, see Note 14.
Funding Arrangements
Prior to September 19, 2022, we participated in funding arrangements whereby each participating subsidiary placed funds on deposit with AIG in exchange for a stated rate of interest. These funding arrangements terminated on September 19, 2022. Our receivables under these arrangements of $0.4 billion and $0.4 billion as of March 31, 2023 and December 31, 2022, respectively, were recorded in Short-term investments on the Condensed Consolidated Balance Sheets. Interest earned on these deposits, reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Condensed Consolidated Statements of Income (Loss), was $5 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
Promissory Notes
In November 2021, we issued a promissory note to AIG in the amount of $8.3 billion. Interest expense incurred specific to this note reflected in Interest expense on the Condensed Consolidated Statements of Income (Loss) was $29 million for the three months ended March 31, 2022. We repaid the principal and accrued interest of this note during 2022.
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
Corebridge | First Quarter 2023 Form 10-Q 88

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Related Parties
Tax Sharing Agreements
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
Prior to the IPO, Corebridge and SAFG Capital LLC were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. There were no payments to AIG in connection with the tax sharing agreements for the three months ended March 31, 2023. There were $511 million of payments from Corebridge to AIG in connection with the tax sharing agreements for the three months ended March 31, 2022. Amounts receivable from AIG pursuant to the tax sharing agreements were $539 million and $524 million as of March 31, 2023 and December 31, 2022, respectively.
Employee Compensation and Benefits
Our employees participate in certain of AIG’s employee benefit programs. We had a payable of $59 million and $59 million as of March 31, 2023 and December 31, 2022, respectively, with respect to these programs. On September 14, 2022, we entered into an employee matters agreement with AIG (the “EMA”). The EMA allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters between us and AIG. The EMA generally provides that, unless otherwise specified, each party is responsible for liabilities associated with their current and former employees for purposes of compensation and benefit matters following the IPO.
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
Related Party Transactions with Blackstone
We entered into a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred was $35 million and $26 million for the three months ended March 31, 2023 and 2022, respectively.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by an affiliate, and in other instances, affiliates may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by affiliates was $257 million and $308 million as of March 31, 2023 and December 31, 2022, respectively. The interest expense incurred on the debt reflected in Interest expense on the Condensed Consolidated Statements of Income (Loss) was $7 million and $9 million for the three months ended March 31, 2023 and 2022, respectively.
There were no VIEs terminated during the three months ended March 31, 2023 or 2022. The noncontrolling interest included in the Condensed Consolidated Balance Sheets related to the VIEs held by affiliates was $528 million and $537 million as of March 31, 2023 and December 31, 2022, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by affiliates was $19 million and $33 million for the three months ended March 31, 2023 and 2022, respectively.
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
Corebridge | First Quarter 2023 Form 10-Q 89

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Related Parties
For additional information related to VIEs and other investments, see Notes 5 and 8.

19. Subsequent Events
On May 4, 2023, our Board of Directors authorized a $1.0 billion share repurchase program. Under this program, Corebridge Parent may, from time to time, purchase up to $1.0 billion of its common stock but is not obligated to purchase any particular number of shares. Repurchases may be made through various means including open market transactions, privately negotiated transactions, forward, derivative, accelerated repurchase, or automatic share repurchase transactions, or tender offers. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
Corebridge | First Quarter 2023 Form 10-Q 90

ITEM 2. | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.
Corebridge has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report to assist readers seeking additional information related to a particular subject.
In this Quarterly Report, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “Corebridge,” “we,” “us” and “our” to refer to Corebridge Financial, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “Corebridge Parent” to refer solely to Corebridge Financial, Inc., and not to any of its consolidated subsidiaries.
This MD&A addresses the consolidated financial condition of Corebridge as of March 31, 2023, compared with December 31, 2022, and its consolidated results of operations for the three months ended March 31, 2023 and 2022. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the “Risk Factors,” and the audited consolidated financial statements in the 2022 Annual Report and the statements under “Cautionary Statements Regarding Forward-Looking Information,” and the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
Corebridge | First Quarter 2023 Form 10-Q 91

Corebridge | First Quarter 2023 Form 10-Q 92

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
•Policy fees are principally derived from our individual retirement, group retirement, universal life insurance, COLI-BOLI and SVW products. Our policy fees typically vary directly with the underlying account value or benefit base of our annuities. Account value and benefit base are influenced by changes in economic conditions, including changes in levels of equity prices, and changes in levels of interest rates and credit spreads, as well as net flows;
•Net investment income from our investment portfolio varies as a result of the yield, allocation and size of our investment portfolio, which are, in turn, a function of capital market conditions and net flows into our total investments, as well as the expenses associated with managing our investment portfolio;
•Net realized gains (losses), include changes in the Fortitude Re funds withheld embedded derivative, risk management related derivative activities (excluding hedges of certain MRBs), changes in the fair value of embedded derivatives in certain of our insurance products and trading activity within our investment portfolio, including trading activity related to the Fortitude Re modco arrangement. Net realized gains (losses) vary due to the timing of sales of investments as well as changes in the fair value of embedded derivatives in certain of our insurance products and derivatives utilized to hedge certain embedded derivatives; and
•Advisory fee income and other income includes fees from registered investment advisory services, 12b-1 fees (marketing and distribution fees paid by mutual funds), other asset management fee income, and commission-based broker dealer services.
BENEFITS AND EXPENSES
Our benefits and expenses come from six principal sources:
•Policyholder benefits are driven primarily by customer withdrawals and surrenders from traditional products which change in response to changes in capital market conditions and changes in policy reserves, as well as life contingent benefit payments on life and annuity contracts and updates to assumptions related to future policyholder behavior, mortality and longevity;
•Interest credited to policyholder account balances varies in relation to the amount of the underlying account value or benefit base and also includes changes in the fair value of certain embedded derivatives related to our insurance products and amortization of deferred sales inducement assets;
•Amortization of DAC and VOBA for all contracts except for “other” investment contracts is amortized, on a constant level basis over the expected term of the related contracts, using assumptions consistent with those used in estimating the related liability for future policy benefits, or any other related balances, for those corresponding contracts, as applicable. VOBA is determined at the time of acquisition and is reported with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase.
•General operating and other expenses include expenses associated with conducting our business, including salaries, other employee-related compensation and other operating expenses such as professional services or travel; and
•Change in the fair value of market risk benefits, net represents the changes in fair value of MRBs contained within certain insurance contracts (excluding the impact of changes in instrument-specific credit risk), including attributed fees, along with the changes in the fair value of derivatives that economically hedge MRBs. Changes in instrument-specific credit risk are included in OCI.
Corebridge | First Quarter 2023 Form 10-Q 93

ITEM 2 | Executive Summary
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
In the modco arrangement, the investments supporting the reinsurance agreements, which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AGL, VALIC and USL) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, since we maintain ownership of these investments, we reflect our existing accounting for these assets, which consist primarily of available-for-sale securities (e.g., the changes in fair value of available-for-sale securities will be recognized within OCI) on our balance sheet. We have established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of this derivative are recognized in Net realized gains (losses) on Fortitude Re funds withheld embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets, primarily available-for-sale securities, associated with these reinsurance agreements. As the majority of the invested assets supporting the modco are fixed income securities that are available-for-sale, there is a mismatch between the accounting for the embedded derivative as its changes in fair value are recorded through net income while changes in the fair value of the fixed maturity securities available for sale are recorded through OCI.
On July 1, 2020, AGL and USL amended the modco agreements. Under the terms of the amendment, certain business ceded to Fortitude Re was recaptured by the Company, and certain additional business was ceded by the Company to Fortitude Re.
On June 2, 2020, AIG completed the Majority Interest Fortitude Sale. Following closing of the Majority Interest Fortitude Sale, AIG contributed $135 million of its proceeds from the Majority Interest Fortitude Sale to USL. On October 1, 2021, AIG contributed its remaining 3.5% interest in Fortitude Re Bermuda to us and we are entitled to a seat on the board of Fortitude Re Bermuda. At March 31, 2022, our ownership interest in Fortitude Re Bermuda was reduced from 3.5% to 2.46% due to a round of equity financing by third-party investors, in which we did not participate, that closed on March 31, 2022. As of March 31, 2023, $31.1 billion of reserves related to business written by multiple wholly owned AIG subsidiaries, including $27.2 billion of reserves related to Corebridge, had been ceded to Fortitude Re.
In addition to the loss incurred from the amendments of the Fortitude Re reinsurance agreements, our net income experiences ongoing volatility as a result of the reinsurance agreements, which, as described above, give rise to a funds withheld payable that contains an embedded derivative. However, this net income volatility is almost entirely offset with a corresponding change in OCI, which reflects the fair value change from the investment portfolio supporting the funds withheld payable, which is primarily available- for-sale securities, resulting in minimal impact to our comprehensive income (loss) and equity attributable to Corebridge. Beginning in the fourth quarter of 2021, the Company began to elect the fair value option on the acquisition of certain new fixed maturity securities, which will help reduce this mismatch over time.
Corebridge | First Quarter 2023 Form 10-Q 94

ITEM 2 | Executive Summary
Fortitude Re funds withheld impact:

	Three Months Ended March 31,
(in millions)	2023	2022
Net investment income - Fortitude Re funds withheld assets	$394	$278
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses)on Fortitude Re funds withheld assets	20	(123)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	(1,025)	2,837
Net realized gains (losses) on Fortitude Re funds withheld assets	(1,005)	2,714
Income (loss) before income tax benefit (expense)	(611)	2,992
Income tax benefit (expense)*	128	(628)
Net income (loss)	(483)	2,364
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available for sale*	451	(2,276)
Comprehensive income (loss)	$(32)	$88
* The income tax expense (benefit) and the tax impact in AOCI was computed using the U.S. statutory tax rate of 21%.
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
For further details on this transaction, see Note 7 to our condensed consolidated financial statements.
Impact of Variable Annuity Guaranteed Benefit Riders and Hedging
Our Individual Retirement and Group Retirement businesses offer variable annuity products with riders that provide guaranteed benefits. The liabilities are accounted for as MRBs and measured at fair value. The fair value of the MRBs may fluctuate significantly based on market interest rates, equity prices, credit spreads, market volatility, policyholder behavior and other factors.
In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from guaranteed annuity benefits, including exposures to changes in interest rates, equity prices, credit spreads and volatility. The hedging program includes all in-force GMWB policies and utilizes derivative instruments, including, but not limited to, equity options, futures contracts and interest rate swap and option contracts, as well as fixed maturity securities.
Differences in Valuation of MRBs and Economic Hedge Target
Our variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic risks in our GMWB riders. The economic hedge target differs from the GAAP valuation of the MRBs, creating volatility in our net income (loss) primarily due to the following:
•the economic hedge target includes 100% of rider fees in present value calculations; the GAAP valuation reflects those fees attributed to the MRB such that the initial value at contract issue equals zero. Since the MRB includes GMWB’s and GMDB’s these attributed fees are typically larger than just the GMWB rider fees;
•the economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality and volatility; and
•the economic hedge target excludes the instrument-specific credit risk changes (non-performance adjustments) used in the GAAP valuation, which will be recognized in OCI. The GAAP valuation has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.
For more information on our valuation methodology for MRBs within policyholder contract deposits, see Note 4 to our condensed consolidated financial statements.
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
Corebridge | First Quarter 2023 Form 10-Q 95

ITEM 2 | Executive Summary
•risk exposures that we have elected not to explicitly or fully hedge.
The following tables present the impact on pre-tax income (loss) and OCI of Variable Annuity MRBs and Hedging:

	Three Months Ended March 31, 2023
	Individual Retirement and Group Retirement
(in millions)	MRB Liability*	Hedge Assets	Net
Issuances	$(3)	$—	$(3)
Interest accrual	(15)	(55)	(70)
Attributed fees	(251)	—	(251)
Expected claims	26	—	26
Effect of changes in interest rates	(367)	346	(21)
Effect of changes in interest rate volatility	81	(60)	21
Effect of changes in equity markets	421	(262)	159
Effect of changes in equity index volatility	(12)	(7)	(19)
Actual outcome different from model expected outcome	(61)	—	(61)
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	96	—	96
Foreign exchange impact	—	—	—
Total impact on balance before other and changes in the instrument-specific credit risk	(85)	(38)	(123)
Other	—	(20)	(20)
Effect of changes in the instrument-specific credit risk	(378)	2	(376)
Total income (loss) impact on market risk benefits	(463)	(56)	(519)
Less: impact on OCI	(378)	56	(322)
Add: fees net of claims and ceded premiums and benefits	224	—	224
Net impact on pre-tax income (loss)	$139	$(112)	$27

	Three Months Ended March 31, 2022
	Individual Retirement and Group Retirement
(in millions)	MRB Liability*	Hedge Assets	Net
Issuances	$—	$—	$—
Interest accrual	(18)	(63)	(81)
Attributed fees	(216)	—	(216)
Expected claims	13	—	13
Effect of changes in interest rates	1,121	(1,012)	109
Effect of changes in interest rate volatility	(189)	81	(108)
Effect of changes in equity markets	(402)	348	(54)
Effect of changes in equity index volatility	1	(4)	(3)
Actual outcome different from model expected outcome	(132)	—	(132)
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Foreign exchange impact	3	—	3
Total impact on balance before other and changes in the instrument-specific credit risk	181	(650)	(469)
Other	—	39	39
Effect of changes in the instrument-specific credit risk	727	(56)	671
Total income (loss) impact on market risk benefits	908	(667)	241
Less: impact on OCI	727	(215)	512
Add: fees net of claims and ceded premiums and benefits	184	—	184
Net impact on pre-tax income (loss)	$365	$(452)	$(87)
* MRB Liability is partially offset by MRB Assets.
Corebridge | First Quarter 2023 Form 10-Q 96

ITEM 2 | Executive Summary
Three Months Ended March 31, 2023
•Net impact on pre-tax income of $27 million was primarily driven by increases in equity markets and the impact of the LIBOR to SOFR transition.
•The hedge program is designed to offset moves in the GMWB economic liability and therefore has a lower sensitivity to equity market changes than the MRBs.
•With the transition of risk free rates to the SOFR curve our discounting of fees has been reduced, resulting in a one time favorable impact to the MRB liability.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended March 31, 2023, we had a net mark-to-market loss of approximately $208 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads, and lower equity volatility.
Three Months Ended March 31, 2022
•Net impact on pre-tax loss of $87 million was primarily driven by fund basis changes that impacted our actual to expected model outcomes, lower equity markets and term structure moves in the interest rate volatility market, partially offset by increases in interest rates.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended March 31, 2022, we had a net mark-to-market gain of approximately $128 million from our hedging activities related to our economic hedge target primarily driven by higher interest rates and widening spreads, offset by lower equity markets.
Embedded Derivatives for Fixed Index Annuity and Index Universal Life Products
Fixed index annuity contracts contain index interest credits which are accounted for as embedded derivatives and our index universal life insurance products also contain embedded derivatives. Policyholders may elect to rebalance among the various accounts within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the index component by establishing different participation rates or caps on index credited rates. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future index growth rates, volatility of the index, future interest rates and our ability to adjust the participation rate and the cap on index credited rates in light of market conditions and policyholder behavior assumptions.
The following table summarizes the fair values of the embedded derivatives for fixed index annuity and index universal life products:

	At March 31,	At December 31,
(in millions)	2023	2022
Fixed index annuities	$5,269	$4,657
Index universal life	$795	$710
Our Strategic Partnership with Blackstone
In 2021, Argon Holdco LLC (“Argon”), a wholly owned subsidiary of Blackstone Inc. (“Blackstone”), acquired a 9.9% position in our common stock and we entered into a long-term asset management relationship with Blackstone.
We believe that our strategic partnership with Blackstone has begun to yield economic and strategic benefits. We have been able to expand our investment capabilities, access new asset classes and improve our investment yields. We believe that Blackstone’s ability to originate attractive and privately sourced, fixed-income oriented assets, will be accretive to our businesses and provide us with an enhanced competitive advantage.
Pursuant to the partnership, Blackstone initially managed $50 billion of our existing investment portfolio, with that amount to increase to an aggregate of $92.5 billion by the third quarter of 2027. Accordingly, in both the first quarter of 2023 and fourth quarter of 2022, we authorized Blackstone to invest an additional $2.1 billion on behalf of our investment portfolio.
As of March 31, 2023, Blackstone managed $51.8 billion in book value of assets in our investment portfolio. As these assets run-off, we expect Blackstone to reinvest primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. Blackstone’s preferred credit and lending strategy is to seek to control all significant components of the underwriting and pricing processes with the goal of facilitating bespoke opportunities with historically strong credit protection and attractive risk-adjusted returns. Blackstone seeks to capture enhanced economics to those available in the traditional fixed income markets by going directly to the borrowers.
Corebridge | First Quarter 2023 Form 10-Q 97

ITEM 2 | Executive Summary
Blackstone currently manages a portfolio of private and structured credit assets and commercial and residential real estate securitized and whole loans for Corebridge. We believe Blackstone is well-positioned to add value and drive new originations across credit and real estate asset classes. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital positions.
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
Our Investment Management Agreements with BlackRock
In 2022 we entered into investment management agreements with BlackRock (collectively referred herein as the “BlackRock Agreements”). As of March 31, 2023 BlackRock manages approximately $83.7 billion in book value of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the portfolio supporting the Fortitude Re reinsurance arrangements were separately transferred to BlackRock for management. The BlackRock Agreements provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance.
See “Business—Investment Management—Our Investment Management Agreements with BlackRock” in the 2022 Annual Report.
Adoption of Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity.
The Company adopted the standard on January 1, 2023, with a transition date of January 1, 2021 (as described in in additional detail below).
The Company adopted the standard using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and DAC. The Company also adopted the standard in relation to MRBs on a full retrospective basis. As of the January 1, 2021 transition date, the impact of the adoption of the standard was a net decrease to beginning AOCI of $2.3 billion and a net increase to beginning Shareholders’ net investment of $1.2 billion.
The net increase in Shareholders’ net investment resulted from:
•The reclassification of the cumulative effect of non-performance adjustments related to our products in Individual Retirement and Group Retirement operating segments that are currently measured at fair value (e.g., living benefit guarantees associated with variable annuities),
Partially offset by:
•A reduction from the difference between the fair value and carrying value of benefits not previously measured at fair value (e.g., death benefit guarantees associated with variable annuities).
The net decrease in AOCI resulted from:
•The reclassification of the cumulative effect of non-performance adjustments discussed above,
•Changes to the discount rate which will most significantly impact our Life Insurance and Institutional Markets segments,
Partially offset by:
•The removal of DAC, Unearned revenue reserves, Sales inducement assets and certain future policyholder benefit balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments.
Fair Value Option Bond Securities
We elect the fair value option on certain bond securities. When the fair value option is elected, the realized and unrealized gains and losses on these securities are reported in net investment income.
Corebridge | First Quarter 2023 Form 10-Q 98

ITEM 2 | Executive Summary
The following table shows the net investment income reported on fair value option bond securities:

	Three Months Ended March 31,
(in millions)	2023	2022
Net investment income - excluding Fortitude Re funds withheld assets	$10	$(19)
Net investment income - Fortitude Re funds withheld assets	105	(93)
Total	$115	$(112)
Separation Costs
In connection with our separation from AIG, we have incurred and expect to continue to incur one-time and recurring expenses. We estimate that our one-time expenses will be between approximately $350 million and $450 million on a pre-tax basis from January 1, 2022. As of March 31, 2023 we have incurred approximately $232 million of one-time expenses. These expenses primarily relate to replicating and replacing functions, systems and infrastructure provided by AIG; rebranding; and accounting advisory, consulting and actuarial fees. In addition to these separation costs, we expect to incur costs related to the evolution of our investments organization to reflect our strategic partnerships with key external managers, our implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in fees for asset management services. We expect to incur the majority of these costs by December 31, 2023.
In addition, as part of Corebridge Forward, we aim to achieve an annual run rate expense reduction of approximately $400 million on a pre-tax basis and expect the majority of the reduction to be achieved within 24 months of the IPO. Through March 31, 2023 we have acted upon or contracted approximately $281 million of exit run rate savings, of which $48 million relates to the three months ended March 31, 2023. Corebridge Forward is expected to have a one-time expense of approximately $300 million on a pre-tax basis. As of March 31, 2023,the cost to achieve has been approximately $102 million.
COREBRIDGE’S MACROECONOMIC, INDUSTRY AND REGULATORY TRENDS
Our business is affected by industry and economic factors such as interest rates; geopolitical stability (including the armed conflict between Ukraine and Russia and corresponding sanctions imposed by the United States and other countries); credit and equity market conditions; currency exchange rates; regulation; tax policy; competition; and general economic, market and political conditions. We continued to operate under challenging market conditions in 2023 and 2022 characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, interest rate volatility, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.
Below is a discussion of certain industry and economic factors impacting our business:
Impact of COVID-19
We are regularly assessing the impact on our business, operations and investments of COVID-19 and the resulting ongoing economic and societal disruption. These impacts initially included a global economic contraction, disruptions in financial markets, increased market volatility and declines in certain equity and other asset prices that had negative effects on our investments, our access to liquidity, our ability to generate new sales and the costs associated with claims. Further, legislative and regulatory activity has occurred, and we cannot predict what form future legal and regulatory responses to concerns about COVID-19 and related public health issues will take, or how such responses will impact our business.
The most significant impacts relating to COVID-19 have been the impact of interest rate, credit spreads and equity market levels on spread and fee income and increased mortality. We are actively monitoring the mortality rates and the potential direct and indirect impacts that COVID-19 may have across our businesses. The last three quarters saw the fewest national fatalities since the start of the pandemic. Actual data related to cause of death is not always available for all claims paid, and such cause of death data does not always capture the existence of comorbid conditions. As a result, COVID-19 pre-tax income and APTOI impacts are estimates of the total impact of COVID-19 related claim activity based on available data. The regulatory approach to the pandemic and impact on the insurance industry is continuing to evolve and its ultimate impact remains uncertain. However, based on the latest data we believe that COVID-19 is shifting from a pandemic to an endemic. Prospectively in the United States, we estimate a reduction in pre-tax income and APTOI of $30 million to $40 million for every 100,000 population deaths. for the three months ended March 31, 2022, our estimated reduction in pre-tax income and APTOI impact in the United States and UK from COVID-19 was $46 million.
We have a diverse investment portfolio with material exposures to various forms of credit risk. To date, there has been minimal impact on the value of the portfolio. At this point in time, uncertainty surrounding the duration and severity of the COVID-19 pandemic makes the long-term financial impact difficult to quantify.
See “Risk Factors—Risks Relating to Market Conditions—We are exposed to risk from the COVID-19 pandemic” in the 2022 Annual Report.
Corebridge | First Quarter 2023 Form 10-Q 99

ITEM 2 | Executive Summary
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
Equity Markets
Our financial results are impacted by the performance of equity markets, which impacts the performance of our alternative investment portfolio, fee income and net amount at risk. For instance, in our variable annuity separate accounts, mutual fund assets and brokerage and advisory assets, we generally earn fee income based on the account value, which fluctuates with the equity markets as a significant amount of these assets are invested in equity funds. The impact of equity market returns, both increases and decreases, is reflected in our results due to the impact on the account value and the fair values of equity-exposed securities in our investment portfolio.
Our hedging costs could also be significantly impacted by changes in the level of equity markets as rebalancing and option costs are tied to the equity market volatility. These hedging costs are partially offset by our rider fees that are tied to the level of the VIX. As rebalancing and option costs increase or decrease, the rider fees will increase or decrease partially offsetting the hedging costs incurred. Increased equity market volatility may also result in additional collateral being posted to hedging counterparties.
See “Risk Factors—Risks Relating to Market Conditions—We are exposed to risk from equity market declines or volatility” in the 2022 Annual Report.
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
See “Risk Factors—Our business is highly dependent on economic and capital market conditions” in the 2022 Annual Report.
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the fourth quarter of 2022 may impact the private equity investments in the alternative investments portfolio in the first quarter of 2023.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products resulting in an increase in our base net investment spreads.
As of March 31, 2023, increases in key rates have improved yields on new investments, which are now higher than the yield on maturities and redemptions (“run-off yield”) that we are experiencing on our existing portfolios. Furthermore, the impact of interest rate increases is further reflected in our results as these rate increases have also reduced the value of fixed income assets that are held in the variable annuity separate accounts and brokerage and advisory assets, and accordingly, have adversely impacted the fees that are charged on these accounts. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
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
Corebridge | First Quarter 2023 Form 10-Q 100

ITEM 2 | Executive Summary
We expect that the domestic and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see “Business—Regulation” in the 2022 Annual Report.
Annuity Sales and Surrenders
The rising rate environment and our partnership with Blackstone have provided a strong tailwind for fixed annuity sales with sales in the three- to five-year products significantly increasing, however, higher rates have also resulted in an increase in surrenders. Rising interest rates could continue to create the potential for increased sales but may also drive higher surrenders relative to what we have already experienced. Fixed annuities have surrender charge periods, generally in the three-to-seven-year range. Fixed index annuities have surrender charge periods, generally in the five-to-ten-year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period.
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
For investment-oriented products, including universal life insurance, and variable, fixed and fixed index annuities, in each of our operating and reportable segments, our spread management strategies include disciplined pricing and product design for new business, modifying or limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Renewal crediting rate management is guided by specific contract provisions designed to allow crediting rates to be reset at pre-established intervals and subject to minimum crediting rate guarantees. We expect to continue to adjust crediting rates on in-force business, as appropriate, to be responsive to changing rate environments. As interest rates rise, we may need to raise crediting rates on in-force business for competitive and other reasons, potentially offsetting a portion of the additional investment income resulting from investing in a higher interest rate environment.
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 60% and 64% were crediting at the contractual minimum guaranteed interest rate at March 31, 2023 and December 31, 2022, respectively. The percentages of fixed account values of our annuity products that are currently crediting at rates above 1% were 54% and 55% at March 31, 2023 and December 31, 2022, respectively. In the universal life insurance products in our Life Insurance business, 63% and 62% of the account values were crediting at the contractual minimum guaranteed interest rate at March 31, 2023 and December 31, 2022, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
For additional information on our investment and asset-liability management strategies, see Note 5 to our condensed consolidated financial statements.
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
Corebridge | First Quarter 2023 Form 10-Q 101

ITEM 2 | Executive Summary

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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Three Months Ended March 31,
(in millions)	2023	2022
Total revenues	$4,262	$7,240
Fortitude Re related items:
Net investment income on Fortitude Re funds withheld assets	(394)	(278)
Net realized (gains) losses on Fortitude Re funds withheld assets	(20)	123
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	1,025	(2,837)
Subtotal - Fortitude Re related items	611	(2,992)
Other non-Fortitude Re reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	(13)	(14)
Non-operating litigation reserves and settlements	—	(20)
Other (income) - net	(10)	(12)
Net realized (gains) losses*	513	(114)
Subtotal - Other non-Fortitude Re reconciling items	490	(160)
Total adjustments	1,101	(3,152)
Adjusted revenues	$5,363	$4,088
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
INVESTMENT RELATED ADJUSTMENTS:
APTOI excludes “Net realized gains (losses)”, including changes in the allowance for credit losses on available-for-sale securities and loans, as well as gains or losses from sales of securities, except for gains (losses) related to the disposition of real estate investments. Net realized gains (losses), except for gains (losses) related to the disposition of real estate investments, are excluded as the timing
Corebridge | First Quarter 2023 Form 10-Q 102

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
of sales on invested assets or changes in allowances depend largely on market credit cycles and can vary considerably across periods. In addition, changes in interest rates may create opportunistic scenarios to buy or sell invested assets. Our derivative results, including those used to economically hedge insurance liabilities, and insurance liabilities that are accounted for as embedded derivatives are also included in Net realized gains (losses) and are similarly excluded from APTOI except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedges or for asset replication. Earned income on such economic hedges is reclassified from Net realized gains and losses to specific APTOI line items based on the economic risk being hedged (e.g., Net investment income and Interest credited to policyholder account balances).
MARKET RISK BENEFIT ADJUSTMENTS:
Certain of our variable annuity, fixed annuity and fixed index annuity contracts contain GMWBs and/or GMDBs which are accounted for as MRBs. Changes in the fair value of these MRBs (excluding changes related to instrument-specific credit risk), including certain rider fees attributed to the MRBs, along with changes in the fair value of derivatives used to hedge MRBs are recorded through “Change in the fair value of MRBs, net” and are excluded from APTOI.
Changes in the fair value of securities used to economically hedge MRBs are excluded from APTOI.
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
•loss (gain) on extinguishment of debt, if any;
•losses from the impairment of goodwill, if any; and
•income and loss from divested or run-off business, if any.
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
Corebridge | First Quarter 2023 Form 10-Q 103

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) attributable to Corebridge to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) attributable to Corebridge:

Three Months Ended March 31,	2023				2022
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/net income, including noncontrolling interests	$(669)	$(216)	$—	$(453)	$4,300	$859	$—	$3,441
Noncontrolling interests	—	—	(6)	(6)	—	—	(75)	(75)
Pre-tax income/net income attributable to Corebridge	(669)	(216)	(6)	(459)	4,300	859	(75)	3,366
Fortitude Re related items
Net investment income on Fortitude Re funds withheld assets	(394)	(87)	—	(307)	(278)	(58)	—	(220)
Net realized (gains) losses on Fortitude Re funds withheld assets	(20)	(4)	—	(16)	123	26	—	97
Net realized losses on Fortitude Re funds withheld embedded derivative	1,025	227	—	798	(2,837)	(610)	—	(2,227)
Subtotal Fortitude Re related items	611	136	—	475	(2,992)	(642)	—	(2,350)
Other Reconciling Items:
Changes in uncertain tax positions and other tax adjustments	—	21	—	(21)	—	42	—	(42)
Deferred income tax valuation allowance (releases) charges	—	(16)	—	16	—	(24)	—	24
Changes in fair value of market risk benefits, net	196	41	—	155	(233)	(50)	—	(183)
Changes in fair value of securities used to hedge guaranteed living benefits	3	1	—	2	(13)	(3)	—	(10)
Changes in benefit reserves related to net realized gains (losses)	(5)	(1)	—	(4)	(2)	—	—	(2)
Net realized (gains) losses*	508	107	—	401	(120)	(25)	—	(95)
Non-operating litigation reserves and settlements	—	—	—	—	(20)	(4)	—	(16)
Separation costs	52	11	—	41	44	9	—	35
Restructuring and other costs	27	6	—	21	14	3	—	11
Non-recurring costs related to regulatory or accounting changes	4	1	—	3	3	1	—	2
Net (gain) loss on divestiture	3	1	—	2	2	—	—	2
Pension expense - non operating	—	—	—	—	1	—	—	1
Noncontrolling interests	(6)	—	6	—	(75)	—	75	—
Subtotal: Other non-Fortitude Re reconciling items	782	172	6	616	(399)	(51)	75	(273)
Total adjustments	1,393	308	6	1,091	(3,391)	(693)	75	(2,623)
Adjusted pre-tax operating income (loss)/Adjusted after-tax operating income (loss) attributable to Corebridge common shareholders	$724	$92	$—	$632	$909	$166	$—	$743
*    Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Additionally, gains (losses) related to the disposition of real estate investments are also excluded from this adjustment.
Adjusted Book Value is derived by excluding AOCI, adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s funds withheld assets. We believe this measure is useful to investors as it eliminates items that can fluctuate significantly from period to period, including changes in fair value of our available-for-sale securities portfolio, changes in the fair value of MRBs attributable to changes in the instrument-specific risk, changes in the discount rates used to measure traditional and limited payment long-duration insurance contracts and foreign currency translation adjustments. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available-for-sale securities portfolio for which there is largely no offsetting impact for certain related insurance liabilities. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re’s funds withheld assets since these fair value movements are economically transferred to Fortitude Re.
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	At March 31,	At December 31,
(in millions, except per common share data)	2023	2022
Total Corebridge shareholders' equity (a)	$11,555	$9,380
Less: Accumulated other comprehensive income	(14,067)	(16,863)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,365)	(2,806)
Adjusted Book Value (b)	$23,257	$23,437

Total common shares outstanding (c)	648.1	645.0

Book value per common share (a/c)	$17.83	$14.54
Adjusted book value per common share (b/c)	$35.88	$36.34
Corebridge | First Quarter 2023 Form 10-Q 104

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Adjusted Return on Average Equity (“Adjusted ROAE”) is derived by dividing AATOI by average Adjusted Book Value and is used by management to evaluate our recurring profitability and evaluate trends in our business. We believe this measure is useful to investors because it eliminates items that can fluctuate significantly from period to period, including changes in fair value of our available-for-sale securities portfolio, changes in the fair value of market risk benefits attributable to changes in the instrument-specific risk, changes in the discount rates used to measure traditional and limited payment long-duration insurance contracts and foreign currency translation adjustments. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available-for-sale securities portfolio for which there is largely no offsetting impact for certain related insurance liabilities. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets since these fair value movements are economically transferred to Fortitude Re.
The following table presents the reconciliation of Adjusted ROAE:

	Three Months Ended March 31,
(in millions, unless otherwise noted)	2023	2022
Actual or annualized net income (loss) attributable to Corebridge shareholders (a)	$(1,836)	$13,464
Actual or annualized adjusted after-tax operating income attributable to Corebridge shareholders (b)	2,528	2,972
Average Corebridge shareholders’ equity (c)	10,468	23,629
Less: Average AOCI	(15,465)	3,104
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,586)	1,442
Average Adjusted Book Value (d)	$23,347	$21,967

Return on Average Equity (a/c)	(17.5)%	57.0%
Adjusted ROAE (b/d)	10.8%	13.5%
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
The following table presents the premiums and deposits:

	Three Months Ended March 31,
(in millions)	2023	2022
Individual Retirement
Premiums	$78	$56
Deposits	4,807	3,830
Other(a)	(2)	(5)
Premiums and deposits	4,883	3,881
Group Retirement
Premiums	6	8
Deposits	2,240	1,880
Premiums and deposits(b)(c)	2,246	1,888
Life Insurance
Premiums	425	425
Deposits	398	397
Other(a)	226	235
Premiums and deposits	1,049	1,057
Institutional Markets
Premiums	1,575	238
Deposits	581	82
Other(a)	7	7
Premiums and deposits	2,163	327
Total
Premiums	2,084	727
Deposits	8,026	6,189
Other(a)	231	237
Premiums and deposits	$10,341	$7,153
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $542 million and $602 million for the three months ended March 31, 2023 and 2022, respectively.
(c)Includes premiums and deposits related to in-plan mutual funds of $1,011 million and $868 million for the three months ended March 31, 2023 and 2022, respectively.
Corebridge | First Quarter 2023 Form 10-Q 105

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Normalized distributions are defined as dividends paid by the Life Fleet subsidiaries as well as the international insurance subsidiaries, less non-recurring dividends, plus dividend capacity that would have been available to Corebridge absent strategies that resulted in utilization of tax attributes. We believe that presenting normalized distributions is useful in understanding a significant component of our liquidity as a stand-alone company.
The following table presents a reconciliation of Dividends to Normalized distributions:

	Three Months Ended March 31,
(in millions)	2023	2022
Subsidiary dividends paid	$500	$700
Tax sharing payments related to utilization of tax attributes	—	147
Normalized distributions	$500	$847
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Three Months Ended March 31,
(in millions)	2023	2022
Net investment income (net income basis)	$2,695	$2,581
Net investment (income) on Fortitude Re funds withheld assets	(394)	(278)
Change in fair value of securities used to hedge guaranteed living benefits	(13)	(14)
Other adjustments	(10)	(12)
Derivative income recorded in net realized investment gains (losses)	57	34
Total adjustments	(360)	(270)
Net investment income (APTOI basis) *	$2,335	$2,311
* Includes net investment income from Corporate and Other of $58 million and $181 million for the three months ended March 31, 2023 and 2022, respectively.
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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

	March 31,	December 31,
(in millions)	2023	2022
Individual Retirement
AUM	$140,316	$136,696
AUA	—	—
Total Individual Retirement AUMA	140,316	136,696
Group Retirement
AUM	78,610	78,474
AUA	39,258	36,458
Total Group Retirement AUMA	117,868	114,932
Life Insurance
AUM	28,284	27,760
AUA	—	—
Total Life Insurance AUMA	28,284	27,760
Institutional Markets
AUM	34,780	30,686
AUA	46,604	47,078
Total Institutional Markets AUMA	81,384	77,764
Total AUMA	$367,852	$357,152
Corebridge | First Quarter 2023 Form 10-Q 106

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Fee and Spread income and Underwriting Margin
Fee income is defined as policy fees plus advisory fees plus other fee income. For our Institutional Markets segment, its SVW products utilize fee income.
Spread income is defined as net investment income less interest credited to policyholder account balances, exclusive of amortization of deferred sales inducement assets. Spread income is comprised of both base spread income and variable investment income. For our Institutional Markets segment, its structured settlements, PRT and GIC products utilize spread income, which includes premiums, net investment income, less interest credited and policyholder benefits and excludes the annual assumption update.
Underwriting margin for our Life Insurance segment includes premiums, policy fees, other income, net investment income, less interest credited to policyholder account balances and policyholder benefits and excludes the annual assumption update. For our Institutional Markets segment, its Corporate Markets products utilize underwriting margin, which includes premiums, net investment income, policy and advisory fee income, less interest credited and policyholder benefits and excludes the annual assumption update.
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
Base net investment spread means base yield less cost of funds, excluding the amortization of deferred sales inducements assets.
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Three Months Ended March 31,
(in millions)	2023	2022
Individual Retirement
Spread income	$623	$542
Fee income	277	308
Total Individual Retirement	900	850
Group Retirement
Spread income	213	247
Fee income	176	199
Total Group Retirement	389	446
Life Insurance
Underwriting margin	356	372
Total Life Insurance	356	372
Institutional Markets
Spread income	82	101
Fee income	16	15
Underwriting margin	17	22
Total Institutional Markets	115	138
Total
Spread income	918	890
Fee income	469	522
Underwriting margin	373	394
Total	$1,760	$1,806

Corebridge | First Quarter 2023 Form 10-Q 107

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Three Months Ended March 31,
(in millions)	2023	2022
Individual Retirement
Base portfolio income	$1,123	$857
Variable investment income	5	126
Net investment income	1,128	983
Group Retirement
Base portfolio income	491	450
Variable investment income	9	77
Net investment income	500	527
Life Insurance
Base portfolio income	317	305
Variable investment income	—	51
Net investment income	317	356
Institutional Markets
Base portfolio income	318	218
Variable investment income	14	46
Net investment income	332	264
Total
Base portfolio income	2,249	1,830
Variable investment income	28	300
Net investment income (APTOI basis) - Insurance operations	$2,277	$2,130
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
The following table presents a summary of our Net Flows:

	Three Months Ended March 31,
(in millions)	2023	2022
Individual Retirement
Fixed Annuities	$(90)	$270
Fixed Index Annuities	1,388	985
Variable Annuities	(636)	(381)
Total Individual Retirement	662	874
Group Retirement	(819)	(819)
Total Net Flows	$(157)	$55
Corebridge | First Quarter 2023 Form 10-Q 108

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three months ended March 31, 2023 and 2022. For factors that relate primarily to a specific business, see “—Segment Operations.”

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues:
Premiums	$2,105	$735
Policy fees	698	730
Net investment income	2,695	2,581
Net realized gains (losses)	(1,458)	2,887
Advisory fee and other income	222	307
Total revenues	4,262	7,240
Benefits and expenses:
Policyholder benefits	2,495	1,168
Change in the fair value of market risk benefits, net	196	(233)
Interest credited to policyholder account balances	1,026	878
Amortization of deferred policy acquisition costs and value of business acquired	256	243
Non-deferrable insurance commissions	136	144
Advisory fee expenses	65	71
General operating expenses	582	586
Interest expense	172	81
Net gain: on divestitures	3	2
Total benefits and expenses	4,931	2,940
Income (loss) before income tax expense (benefit)	(669)	4,300
Income tax expense (benefit)	(216)	859
Net income (loss)	(453)	3,441
Less: Net income attributable to noncontrolling interests	6	75
Net income (loss) attributable to Corebridge	$(459)	$3,366
The following table presents certain balance sheet data:

(in millions, except per common share data)	March 31, 2023	December 31, 2022
Balance sheet data:
Total assets	$366,691	$360,322
Long-term debt	$7,871	$7,868
Debt of consolidated investment entities	$2,688	$5,958
Total Corebridge shareholders’ equity	$11,555	$9,380
Book value per common share	$17.83	$14.54
Adjusted book value per common share	$35.88	$36.34
Financial Highlights
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded a pre-tax loss of $669 million in the three months ended March 31, 2023 compared to pre-tax income of $4.3 billion in the three months ended March 31, 2022. The change in pre-tax income was primarily due to:
•lower realized gains of $4.3 billion primarily driven by losses on Fortitude Re funds withheld embedded derivative; and
•unfavorable change in the fair value of market risk benefits, net of $429 million primarily driven by the impacts of changes in equity markets and interest rate volatility.
Corebridge | First Quarter 2023 Form 10-Q 109

ITEM 2 | Consolidated Results of Operations
Partially offset by:
•higher net investment income of $114 million primarily driven by higher income related to the Fortitude Re funds withheld assets and higher base portfolio income partially offset by lower variable investment income.
Income tax expense (benefit)
For the three months ended March 31, 2023, there was a tax benefit of $216 million on loss from operations, resulting in an effective tax rate on loss from operations of 32.3%. Refer to the reconciliation of the GAAP tax rate to the adjusted tax rate presented in “–– Use of Non-GAAP Financial Measures and Key Operating Metrics” presented herein.
Adjusted pre-tax operating income
The following table presents a reconciliation of pre-tax income (loss) attributable to Corebridge to APTOI:

	Three Months Ended March 31,
(in millions)	2023	2022
Pre-tax income (loss) attributable to Corebridge	$(669)	$4,300
Reconciling items to APTOI:
Fortitude Re related items	611	(2,992)
Non-Fortitude Re related items	782	(399)
Adjusted pre-tax operating income	$724	$909
The following table presents the impacts in connection with the adoption of LDTI on our previously reported APTOI for the three months ended March 31, 2022:

Three Month Ended March 31, 2022	As Previously Reported	Effect of Change	Updated Balances post-adoption of LDTI
(in millions, except per common share data)
Revenues:
Premiums	$739	$9	$748
Policy fees	764	(34)	730
Total revenues	4,113	(25)	4,088
Benefits and expenses:
Policyholder benefits	1,369	(199)	1,170
Interest credited to policyholder account balances	868	14	882
Amortization of deferred acquisition costs	278	(35)	243
Non-deferrable insurance commissions	161	(17)	144
Total benefits and expenses	3,341	(237)	3,104
Adjusted pre-tax operating income	$697	$212	$909
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Three Months Ended March 31,
(in millions)	2023	2022
Premiums	$2,104	$748
Policy fees	698	730
Net investment income	2,335	2,311
Net realized gains*	4	11
Advisory fee and other income	222	288
Total adjusted revenues	5,363	4,088
Policyholder benefits	2,500	1,170
Interest credited to policyholder account balances	1,015	882
Amortization of deferred policy acquisition costs	256	243
Non-deferrable insurance commissions	136	144
Advisory fee expenses	65	71
General operating expenses	499	524
Interest expense	162	70
Total benefits and expenses	4,633	3,104
Noncontrolling interests	(6)	(75)
Adjusted pre-tax operating income	$724	$909
* Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.

Corebridge | First Quarter 2023 Form 10-Q 110

ITEM 2 | Consolidated Results of Operations
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 APTOI Comparison
APTOI decreased $185 million primarily due to:
•lower policy and advisory fee income, net of advisory fee expenses of $92 million driven by lower average separate accounts balances driven by negative equity market performance in 2022;
•higher interest expense of $92 million primarily due to the issuance of senior unsecured notes, hybrid junior subordinated notes and borrowing under our unsecured 3-Year Delayed Draw Term Loan Agreement (the “Three-Year DDTL Facility”) in 2022 totaling $9.0 billion and partially offset by the interest expense from the $8.3 billion affiliated promissory note to AIG in 2022; and
Partially offset by:
•higher net investment income of $24 million primarily driven by higher base portfolio income partially offset by lower variable investment income reflecting lower alternative investment income.

Segment Operations
Our business operations consist of five reportable segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities and variable annuities.
•Group Retirement – consists of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and limited non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issues individual and group life insurance in the United Kingdom, and distributes private medical insurance in Ireland.
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
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to our condensed consolidated financial statements.

	Three Months Ended March 31,
(in millions)	2023	2022
Individual Retirement	$534	$468
Group Retirement	186	242
Life Insurance	82	84
Institutional Markets	85	115
Corporate and Other	(163)	—
Consolidation and elimination	—	—
Adjusted pre-tax operating income	$724	$909
Corebridge | First Quarter 2023 Form 10-Q 111

ITEM 2 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues:
Premiums	$78	$56
Policy fees	174	185
Net investment income:
Base portfolio income	1,123	857
Variable investment income	5	126
Net investment income	1,128	983
Advisory fee and other income*	103	123
Total adjusted revenues	1,483	1,347
Benefits and expenses:
Policyholder benefits	65	66
Interest credited to policyholder account balances	519	454
Amortization of deferred policy acquisition costs	137	119
Non-deferrable insurance commissions	86	92
Advisory fee expenses	34	37
General operating expenses	108	111
Total benefits and expenses	949	879
Adjusted pre-tax operating income	$534	$468
* Includes advisory fee income from registered investment services, 12b-1 fees (i.e., marketing and distribution fee income), and other asset management fee income.
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2023	2022
Spread income(a)	$623	$542
Fee income	277	308
Policyholder benefits, net of premiums	13	(10)
Non-deferrable insurance commissions	(86)	(92)
Amortization of DAC and DSI	(151)	(132)
General operating expenses	(108)	(111)
Other(b)	(34)	(37)
Adjusted pre-tax operating income	$534	$468
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $14 million and $13 million for the three months ended March 31, 2023 and 2022, respectively.
(b)Other represents advisory fee expenses.

Corebridge | First Quarter 2023 Form 10-Q 112

ITEM 2 | Business Segment Operations
Financial Highlights
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 APTOI Comparison
APTOI increased $66 million primarily due to:
•higher spread income of $81 million primarily driven by higher base spread income of $202 million, partially offset by lower variable investment income of $121 million primarily due to lower alternative investment income and lower yield enhancement income.
partially offset by
•lower fee income of $31 million, primarily due to a decrease in mortality and expense fees and other fee income due to lower variable annuity separate account assets driven by the prior year decline in equity markets, higher interest rates and wider credit spreads.
AUMA
The following table presents Individual Retirement AUMA by product:

	March 31,	December 31,
(in millions)	2023	2022
Fixed annuities	$52,480	$51,806
Fixed index annuities	31,257	30,403
Variable annuities:
Variable annuities - General Account	10,283	9,443
Variable annuities - Separate Accounts	46,296	45,044
Variable annuities	56,579	54,487
Total	$140,316	$136,696

March 31, 2023 to December 31, 2022 AUMA Comparison
AUMA increased $3.6 billion driven by an increase of $2.4 billion in the general account and higher separate accounts assets of $1.3 billion. The general account increased due to lower interest rates and tightening credit spreads resulting in unrealized gains from fixed maturities securities and positive net flows. The separate account increased primarily due to increases in the equity markets, lower interest rates and tightening credit spreads, partially offset by outflows from the separate account.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Three Months Ended March 31,
(in millions)	2023	2022
Spread income:
Total spread income
Base portfolio income	$1,123	$857
Interest credited to policyholder account balances	(505)	(441)
Base spread income	618	416
Variable investment income	5	126
Total spread income*	$623	$542
Fee income:
Policy fees	$174	$185
Advisory fees and other income	103	123
Total fee income	$277	$308
* Excludes amortization of DSI assets of $14 million and $13 million for the three months ended March 31, 2023 and 2022, respectively.
Corebridge | First Quarter 2023 Form 10-Q 113

ITEM 2 | Business Segment Operations
The following table presents Individual Retirement net investment spread:

	Three Months Ended March 31,
	2023	2022
Fixed annuities base net investment spread:
Base yield*	4.83%	3.76%
Cost of funds	2.82	2.67
Fixed annuities base net investment spread	2.01	1.09
Fixed index annuities base net investment spread:
Base yield*	4.46	3.70
Cost of funds	1.79	1.45
Fixed index annuities base net investment spread	2.67	2.25
Variable annuities base net investment spread:
Base yield*	3.85	3.85
Cost of funds	1.46	1.42
Variable annuities base net investment spread	2.39	2.43
Total Individual Retirement base net investment spread:
Base yield*	4.65	3.75
Cost of funds	2.34	2.15
Total Individual Retirement base net investment spread	2.31%	1.60%
* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 Comparison
See “—Financial Highlights”
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Three Months Ended March 31,
(in millions)	2023	2022
Fixed annuities	$2,248	$1,569
Fixed index annuities	2,057	1,364
Variable annuities	578	948
Total	$4,883	$3,881

Net Flows	Three Months Ended March 31,
(in millions)	2023	2022
Fixed annuities	$(90)	$270
Fixed index annuities	1,388	985
Variable annuities	(636)	(381)
Total	$662	$874
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 Comparison
Fixed Annuities Net outflows increased by $360 million over the prior year, primarily due to higher surrenders and withdrawals of $1.1 billion, partially offset by higher premiums and deposits of $679 million due to competitive pricing, higher interest rates and lower death benefits of $16 million.
Fixed Index Annuities Net inflows increased by $403 million primarily due to higher premiums and deposits of $693 million due to competitive pricing and higher interest rates, partially offset by higher surrenders and withdrawals of $265 million and higher death benefits of $24 million.
Variable Annuities Net outflows increased $255 million primarily due to lower premium and deposits of $370 million, due to market volatility, partially offset by lower surrenders and withdrawals of $75 million and lower death benefits of $40 million.
Corebridge | First Quarter 2023 Form 10-Q 114

ITEM 2 | Business Segment Operations
Surrenders
The following table presents Individual Retirement surrender rates:

	Three Months Ended March 31,
	2023	2022
Fixed annuities	15.1%	6.8%
Fixed index annuities	6.7%	4.0%
Variable annuities	7.1%	6.4%
The following table presents account values for fixed annuities, fixed index annuities and variable annuities by surrender charge category:

	March 31,			December 31,
	2023			2022
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$24,199	$2,423	$28,103	$24,889	$2,270	$27,037
Greater than 0% - 2%	1,479	1,349	6,892	1,783	1,353	6,962
Greater than 2% - 4%	2,110	5,042	5,290	2,256	4,532	5,081
Greater than 4%	20,277	25,929	12,012	18,905	25,196	12,082
Non-surrenderable(a)	2,396	—	1,155	2,453	—	1,155
Total account value(b)	$50,461	$34,743	$53,452	$50,286	$33,351	$52,317
(a)    The non-surrenderable portion of variable annuities relates to a funding agreement.
(b)    Includes payout Immediate Annuities, funding agreements and policy loans.
Individual Retirement annuities are typically subject to a three- to seven-year surrender charge period, depending on the product. For fixed annuities, the proportion of reserves subject to surrender charge at March 31, 2023 increased compared to December 31, 2022 primarily due to growth in business, while the proportion of fixed index annuities was slightly lower primarily due to the aging of the business. The increase in the proportion of reserves with no surrender charge for variable annuities as of March 31, 2023 compared to December 31, 2022 was principally due to normal aging of business.
Corebridge | First Quarter 2023 Form 10-Q 115

ITEM 2 | Business Segment Operations
Group Retirement
Group Retirement Results

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues:
Premiums	$6	$8
Policy fees	100	114
Net investment income:
Base portfolio income	491	450
Variable investment income	9	77
Net investment income	500	527
Advisory fee and other income*	76	85
Total adjusted revenues	682	734
Benefits and expenses:
Policyholder benefits	9	10
Interest credited to policyholder account balances	291	284
Amortization of deferred policy acquisition costs	21	19
Non-deferrable insurance commissions	28	28
Advisory fee expenses	29	34
General operating expenses	118	117
Total benefits and expenses	496	492
Adjusted pre-tax operating income	$186	$242
*    Includes advisory fee income from registered investment services, 12b-1 fees (i.e., marketing and distribution fee income), other asset management fee income, and commission-based broker-dealer services.
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2023	2022
Spread income(a)	$213	$247
Fee income(b)	176	199
Policyholder benefits, net of premiums	(3)	(2)
Non-deferrable insurance commissions	(28)	(28)
Amortization of DAC and DSI	(25)	(23)
General operating expenses	(118)	(117)
Other(c)	(29)	(34)
Adjusted pre-tax operating income	$186	$242
(a)    Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $4 million and $4 million for the three months ended March 31, 2023 and 2022, respectively.
(b)    Fee income represents policy fee and advisory fee and other income.
(c)    Other consists of advisory fee expenses.
Financial Highlights
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 APTOI Comparison
APTOI decreased $56 million, primarily due to:
•lower spread income of $34 million primarily driven by a decrease in variable investment income of $68 million primarily due to lower income from alternative investments, partially offset by improvement in base spread income of $34 million primarily due to higher yields on the base portfolio; and
•lower fee income, net of advisory fee expenses of $18 million primarily due to lower fee based assets due to lower separate account and mutual fund assets driven by prior year negative equity market returns, higher interest rates and wider credit spreads.
Corebridge | First Quarter 2023 Form 10-Q 116

ITEM 2 | Business Segment Operations
AUMA
The following table presents Group Retirement AUMA by product:

	March 31,	December 31,
(in millions)	2023	2022
AUMA by asset type:
In-plan spread based	$26,461	$27,473
In-plan fee based	50,973	47,838
Total in-plan AUMA(a)	77,434	75,311
Out-of-plan proprietary - general account	16,335	16,769
Out-of-plan proprietary - separate accounts	10,739	10,429
Total out-of-plan proprietary annuities(b)	27,074	27,198
Advisory and brokerage assets	13,360	12,423
Total out-of-plan AUMA	40,434	39,621
Total AUMA	$117,868	$114,932
(a)    Includes $12.9 billion of AUMA at March 31, 2023 and $12.5 billion of AUMA at December 31, 2022 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)    Includes $4.0 billion of AUMA at March 31, 2023 and $4.0 billion of AUMA at December 31, 2022 in our proprietary advisory variable annuity. Together with our out-of-plan advisory and brokerage assets shown in the table above, we had a total of $17.3 billion of out-of-plan advisory assets at March 31, 2023, $16.4 billion of out-of-plan advisory assets at December 31, 2022.
March 31, 2023 to December 31, 2022 AUMA Comparison
In-plan assets increased by $2.1 billion driven by $3.1 billion increase in fee based assets, primarily due to higher equity markets, lower interest rates and tightening credit spreads, partially offset by $1.0 billion decrease in spread based assets, primarily due to negative net flows and other activity. Out-of-plan proprietary annuity assets decreased by $0.1 billion, primarily due to negative net flows. The increase of advisory and brokerage assets of $0.9 billion was driven by higher equity markets and net new client deposits
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Three Months Ended March 31,
(in millions)	2023	2022
Spread income:
Base portfolio income	$491	$450
Interest credited to policyholder account balances	(287)	(280)
Base spread income	204	170
Variable investment income	9	77
Total spread income*	$213	$247
Fee income:
Policy fees	$100	$114
Advisory fees and other income	76	85
Total fee income	$176	$199
*Excludes amortization of DSI assets of $4 million and $4 million for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
Base net investment spread:
Base yield*	4.22%	3.88%
Cost of funds	2.70	2.60
Base net investment spread	1.52%	1.28%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 Comparison
See “—Financial Highlights”
Corebridge | First Quarter 2023 Form 10-Q 117

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

Premiums and Deposits and Net Flows	Three Months Ended March 31,
(in millions)	2023	2022
In-plan(a)(b)	$1,519	$1,490
Out-of-plan proprietary variable annuity	192	268
Out-of-plan proprietary fixed and index annuities	535	130
Premiums and deposits(c)	$2,246	$1,888
Net Flows	$(819)	$(819)
(a)    In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)    Includes inflows related to in-plan mutual funds of $1.0 billion and $868 million for the three months ended March 31, 2023 and 2022, respectively.
(c)    Excludes client deposits into advisory and brokerage accounts of $542 million and $602 million for the three months ended March 31, 2023 and 2022, respectively.
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 Comparison
Net flows are flat to prior year primarily due to:
•increase in deposits of $358 million mainly driven by lower out-of-plan fixed annuity due to higher interest rates; and
•decrease in death and payout benefit annuity benefits of $17 million.
Partially offset by:
•increase in surrenders and withdrawals of $375 million, driven by higher surrenders and partial withdrawals within the fixed and variable annuity segments, partially offset by lower surrenders and withdrawals for mutual funds.
Surrenders
The following table presents Group Retirement surrender rates:

	Three Months Ended March 31,
	2023	2022
Surrender rates	11.0%	8.5%
The following table presents account value for Group Retirement annuities by surrender charge category:

	March 31,		December 31,
(in millions)	2023	(a)	2022	(a)
No surrender charge(b)	$70,663		$69,885
Greater than 0% - 2%	421		454
Greater than 2% - 4%	409		435
Greater than 4%	6,426		6,281
Non-surrenderable	962		945
Total account value(c)	$78,881		$78,000
(a)Excludes mutual fund assets under administration of $25.9 billion and $24.0 billion at March 31, 2023 and December 31, 2022, respectively.
(b)Group Retirement amounts in this category include account value in the general account of approximately $4.4 billion and $4.5 billion at March 31, 2023 and December 31, 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and account value in the general account of $5.6 billion and $5.8 billion at March 31, 2023 and December 31, 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(c)Includes payout Immediate Annuities, funding agreements and policy loans.
Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges. At March 31, 2023, Group Retirement annuity reserves with no surrender charge increased compared to December 31, 2022 primarily due to an increase in assets under management from higher equity markets.
Corebridge | First Quarter 2023 Form 10-Q 118

ITEM 2 | Business Segment Operations
Life Insurance
Life Insurance Results

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues:
Premiums	$425	$425
Policy fees	375	384
Net investment income:
Base portfolio income	317	305
Variable investment income	—	51
Net investment income	317	356
Other income	29	36
Total adjusted revenues	1,146	1,201
Benefits and expenses:
Policyholder benefits	708	744
Interest credited to policyholder account balances	82	85
Amortization of deferred policy acquisition costs	96	104
Non-deferrable insurance commissions	17	18
Advisory fee expenses	2	—
General operating expenses	159	166
Total benefits and expenses	1,064	1,117
Adjusted pre-tax operating income	$82	$84
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2023	2022
Underwriting margin*	$356	$372
General operating expenses	(159)	(166)
Non-deferrable insurance commissions	(17)	(18)
Amortization of DAC	(96)	(104)
Other	(2)	—
Adjusted pre-tax operating income (loss)	$82	$84
•Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances. Underwriting margin is also exclusive of the impacts from the annual assumption update.
Financial Highlights
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 APTOI Comparison
APTOI decreased $2 million, primarily due to:
•lower underwriting margin of $16 million from:
–lower net investment income, net of interest credited of $36 million primarily driven by $51 million lower alternative investment and yield enhancement income of, primarily due to lower equity partnership performance and reduced gains on calls partially offset by $15 million higher base portfolio income, net of interest credited.
partially offset by:
–higher premiums and fees, net of policyholder benefits, of $27 million, driven by lower claims.
Partially offset by:
•lower general operating expenses of $7 million.
AUMA
The following table presents Life Insurance AUMA:

	March 31,	December 31,
(in millions)	2023	2022
Total AUMA	$28,284	$27,760
Corebridge | First Quarter 2023 Form 10-Q 119

ITEM 2 | Business Segment Operations
March 31, 2023 to December 31, 2022 AUMA Comparison
AUMA increased $0.5 billion in the three months ended March 31, 2023 compared to the prior year-end driven by lower interest rates and tightening credit spreads resulting in unrealized gains from fixed maturities securities.
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Three Months Ended March 31,
(in millions)	2023	2022
Premiums	$425	$425
Policy fees	375	384
Net investment income	317	356
Other income	29	36
Policyholder benefits	(708)	(744)
Interest credited to policyholder account balances	(82)	(85)
Underwriting margin	$356	$372
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 Comparison
See “—Financial Highlights”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Three Months Ended March 31,
(in millions)	2023	2022
Traditional Life	$441	$447
Universal Life	398	397
Total U.S.	839	844
International	210	213
Premiums and deposits	$1,049	$1,057
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $11 million in 2023 compared to the prior year primarily due to growth in international life premiums.
Corebridge | First Quarter 2023 Form 10-Q 120

ITEM 2 | Business Segment Operations
Institutional Markets
Institutional Markets Results

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues:
Premiums	$1,575	$238
Policy fees	49	47
Net investment income:
Base portfolio income	318	218
Variable investment income	14	46
Net investment income	332	264
Other income	—	1
Total adjusted revenues	1,956	550
Benefits and expenses:
Policyholder benefits	1,718	350
Interest credited to policyholder account balances	123	59
Amortization of deferred policy acquisition costs	2	1
Non-deferrable insurance commissions	5	6
General operating expenses	23	19
Total benefits and expenses	1,871	435
Adjusted pre-tax operating income	$85	$115
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2023	2022
Spread income(a)	$82	$101
Fee income(b)	16	15
Underwriting margin(c)	17	22
Non-deferrable insurance commissions	(5)	(6)
General operating expenses	(23)	(19)
Other(d)	(2)	2
Adjusted pre-tax operating income	$85	$115
(a) Represents spread income on GIC, PRT and structured settlement products.
(b) Represents fee income on SVW products.
(c) Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
(d) Includes net investment income on SVW products of $0 million and $3 million for the three months ended March 31, 2023 and 2022, respectively.
Financial Highlights
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 APTOI Comparison
APTOI decreased $30 million primarily due to:
•lower spread income of $19 million driven by $26 million lower variable investment income primarily from private equity, partially offset by $7 million higher base portfolio spread income;
•lower underwriting margin of $5 million driven by lower variable investment income primarily from private equity; and
•lower other activities of $4 million primarily attributable to lower variable investment income from private equity.
Corebridge | First Quarter 2023 Form 10-Q 121

ITEM 2 | Business Segment Operations
AUMA
The following table presents Institutional Markets AUMA:

	March 31,	December 31,
(in millions)	2023	2022
SVW (AUA)	$46,604	$47,078
GIC, PRT and Structured settlements (AUM)	27,602	23,096
All other (AUM)	7,178	7,590
Total AUMA	$81,384	$77,764
March 31, 2023 to December 31, 2022 AUMA Comparison
AUMA increased $3.6 billion, primarily due to premiums and deposits of PRT and GIC products of $2.2 billion, interest credited, investment performance and other activity of $3.0 billion, partially offset by benefit payments on the PRT, GIC and structured settlement products of $0.8 billion and net outflows of $0.7 billion from SVW products.

Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Three Months Ended March 31,
(in millions)	2023	2022
Premiums	$1,583	$247
Net investment income	298	224
Policyholder benefits	(1,702)	(337)
Interest credited to policyholder account balances	(97)	(33)
Total spread income(a)	82	101
SVW fees	16	15
Total fee income	16	15
Premiums	(8)	(9)
Policy fees (excluding SVW)	33	32
Net investment income	34	37
Other income	—	1
Policyholder benefits	(16)	(13)
Interest credited to policyholder account balances	(26)	(26)
Total underwriting margin(b)	$17	$22
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 Comparison
See “—Financial Highlights”
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Three Months Ended March 31,
(in millions)	2023	2022
PRT	$1,528	$215
GICs	506	—
Other*	129	112
Premiums and deposits	$2,163	$327
* Other principally consists of structured settlements, Corporate Markets and SVW product.
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 Comparison
Premiums and deposits increased compared to the prior year period by $1.8 billion, primarily due to higher premiums on new PRT business of $1.3 billion, higher deposits on new GICs of $506 million and higher premiums on sales of structured settlement annuities of $20 million.
Corebridge | First Quarter 2023 Form 10-Q 122

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
Corporate and Other Results

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues:
Premiums(a)	$20	$21
Net investment income	68	186
Net realized gains on real estate investments	4	11
Other income	14	38
Total adjusted revenues	106	256
Benefits and expenses:
General operating expenses:
Corporate and other(a)	72	56
Asset management(b)	19	48
Total general operating expenses	91	104
Interest expense:
Corporate	108	38
Asset Management and other	64	39
Total interest expense	172	77
Total benefits and expenses	263	181
Noncontrolling interest(c)	(6)	(75)
Adjusted pre-tax operating income (loss) before consolidation and eliminations	(163)	—
Consolidations and eliminations	—	—
Adjusted pre-tax operating income (loss)	$(163)	$—

(a)Premiums include an expense allowance associated with Fortitude Re which is entirely offset in general and operating expenses – Corporate and other.
(b)General operating expenses – Asset management primarily represent the costs to manage the investment portfolio for affiliates that are not included in the consolidated financial statements of Corebridge.
(c)Noncontrolling interests represent the third-party or Corebridge affiliated interest in internally managed consolidated investment vehicles and are almost entirely offset within net investment income, net realized gains (losses) and interest expense.
Corporate and Other Sources of Earnings
The following table presents the sources of earnings of the Corporate and Other segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2023	2022
Corporate expenses	$(48)	$(32)
Interest expense on financial debt	(108)	(38)
Asset Management	—	3
Consolidated investment entities	—	21
Other*	(7)	46
Adjusted pre-tax operating income (loss)	$(163)	$—
* Includes $56 million for the three months ended March 31, 2022 related to Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities.
Financial Highlights
Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022 APTOI Comparison
Adjusted pre-tax operating loss of $163 million, was primarily due to:
•higher interest expense on financial debt of $70 million primarily due to the issuance of senior unsecured notes, hybrid junior subordinated notes and borrowing under our Three-Year DDTL Facility in 2022 totaling $9.0 billion partially offset by the interest expense from the $8.3 billion affiliated promissory note to AIG in 2022; and
•unfavorable change from other sources of earnings of $53 million primarily due to a $56 million gain related to a change in value of our minority investment in Fortitude Re in 2022.
Corebridge | First Quarter 2023 Form 10-Q 123

ITEM 2 | Investments

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector, issuer and geographic perspectives. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At March 31, 2023, for $193.0 billion of invested assets supporting our insurance operating companies, approximately 47% are in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 29% of our fixed income securities and 99% are investment grade. At December 31, 2022, for $186.5 billion of invested assets supporting our insurance operating companies, approximately 48% are in corporate debt securities. MBS, ABS and CLOs represent 29% of our fixed income securities and 99% are investment grade.
See “Business—Investment Management” for further information, including current and future management of our investment portfolio” in the 2022 Annual Report.
Key Investment Strategies
Investment strategies are assessed at the segment level and involve considerations that include local and general market conditions, duration and cash flow management, risk appetite and volatility constraints, rating agency and regulatory capital considerations, and tax and legal investment limitations.
In 2021, we entered into a strategic partnership with Blackstone. We believe that our strategic partnership with Blackstone has begun to yield economic and strategic benefits. We have been able to expand our investment capabilities, access new asset classes and improve our investment yields. We believe that Blackstone’s ability to originate attractive and privately sourced, fixed-income oriented assets, will be accretive to our businesses and provide us with an enhanced competitive advantage.
Pursuant to the partnership, Blackstone initially managed $50 billion of our existing investment portfolio, with that amount to increase to an aggregate of $92.5 billion by the third quarter of 2027. Accordingly, in both the first quarter of 2023 and fourth quarter of 2022, we authorized Blackstone to invest an additional $2.1 billion on behalf of our investment portfolio.
As of March 31, 2023, Blackstone managed $51.8 billion in book value of assets in our investment portfolio. As these assets run-off, we expect Blackstone to reinvest primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. Blackstone’s preferred credit and lending strategy is to seek to control all significant components of the underwriting and pricing processes with the goal of facilitating bespoke opportunities with historically strong credit protection and attractive risk-adjusted returns. Blackstone seeks to capture enhanced economics to those available in the traditional fixed income markets by going directly to the borrowers.
Blackstone currently manages a portfolio of private and structured credit assets and commercial and residential real estate securitized and whole loans for Corebridge. We believe Blackstone is well-positioned to add value and drive new originations across credit and real estate asset classes. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital positions.
Under the investment management agreements with BlackRock, we have completed the transfer of the management of liquid fixed income and certain private placement assets to BlackRock. As of March 31, 2023, BlackRock manages approximately $83.7 billion in book value of our investment portfolio. In addition, liquid fixed income assets associated with the portfolio supporting the Fortitude Re reinsurance arrangements were separately transferred to BlackRock for management. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions.
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
•we seek investments that provide diversification from assets available in local markets. To the extent we purchase these investments, we generally hedge any currency risk using derivatives, which could provide opportunities to earn higher risk-adjusted returns compared to investments in the functional currency;
Corebridge | First Quarter 2023 Form 10-Q 124

ITEM 2 | Investments
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
•within the United States, investments are generally split between reserve-backing and surplus portfolios:
–insurance reserves are backed mainly by investment-grade fixed maturity securities that meet our duration, risk-return, tax liquidity, credit quality and diversification objectives. We assess asset classes based on their fundamental underlying risk factors, including credit (public and private), commercial real estate and residential real estate, regardless of whether such investments are bonds, loans or structured products; and
–surplus investments seek to enhance portfolio returns and generally comprise a mix of fixed maturity investment grade and below-investment-grade securities and various alternative asset classes, including private equity, real estate equity and hedge funds. Over the past few years, hedge fund investments have been reduced with more emphasis given to private equity, real estate and below-investment-grade credit; and
•outside of the United States, fixed maturity securities held by our insurance companies consist primarily of investment-grade securities generally denominated in the currencies of the countries in which we operate.
Asset Liability Management
Our investment strategy is to invest in assets that generate net investment income to back policyholder benefit and deposit liabilities that result in stable distributable earnings and enhance portfolio value, subject to asset-liability management, capital, liquidity and regulatory constraints.
We use asset-liability management as a primary tool to monitor and manage interest rate and duration risk in our businesses. We maintain a diversified, high to medium quality portfolio of fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans that, to the extent practicable, match the duration characteristics of the liabilities. We seek to diversify the portfolio across asset classes, sectors and issuers to mitigate idiosyncratic portfolio risks. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, duration varies between distinct portfolios. The interest rate environment has a direct impact on the asset liability management profile of the businesses, and changes in the interest rate environment may result in the need to lengthen or shorten the duration of the portfolio. In a rising rate environment, we may shorten the duration of the investment portfolio.
Fixed maturity securities of our domestic operations have an average duration of 7.3 years as of March 31, 2023.
In addition, we seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to earnings fluctuations, they have historically achieved accumulative returns over time in excess of the fixed maturity portfolio returns.
Corebridge | First Quarter 2023 Form 10-Q 125

ITEM 2 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Asset	Fortitude Re Funds Withheld Assets	Total
March 31, 2023
Bonds available for sale:
U.S. government and government-sponsored entities	$964	$295	$1,259
Obligations of states, municipalities and political subdivisions	5,412	749	6,161
Non-U.S. governments(a)	3,929	389	4,318
Corporate debt(a)	91,370	12,723	104,093
Mortgage-backed, asset-backed and collateralized:
RMBS	11,679	799	12,478
CMBS	9,612	527	10,139
CLO	8,877	196	9,073
ABS	10,916	624	11,540
Total mortgage-backed, asset-backed and collateralized	41,084	2,146	43,230
Total bonds available for sale	142,759	16,302	159,061
Other bond securities	358	3,745	4,103
Total fixed maturities	143,117	20,047	163,164
Equity securities	191	—	191
Mortgage and other loans receivable:
Residential mortgages	6,617	—	6,617
Commercial mortgages	29,785	3,321	33,106
Life insurance policy loans	1,395	345	1,740
Commercial loans, other loans and notes receivable	4,202	204	4,406
Total mortgage and other loans receivable(b)	41,999	3,870	45,869
Other invested assets(c)	8,466	2,030	10,496
Short-term investments	3,892	114	4,006
Total(d)	$197,665	$26,061	$223,726
December 31, 2022
Bonds available for sale:
U.S. government and government-sponsored entities	$925	$273	$1,198
Obligations of states, municipalities and political subdivisions	5,195	731	5,926
Non-U.S. governments(a)	3,977	415	4,392
Corporate debt(a)	91,939	12,753	104,692
Mortgage-backed, asset-backed and collateralized:
RMBS	11,122	822	11,944
CMBS	9,528	540	10,068
CLO	7,994	192	8,186
ABS	9,774	613	10,387
Total mortgage-backed, asset-backed and collateralized	38,418	2,167	40,585
Total bonds available for sale	140,454	16,339	156,793
Other bond securities	284	3,485	3,769
Total fixed maturities	140,738	19,824	160,562
Equity securities	170	—	170
Mortgage and other loans receivable:
Residential mortgages	5,851	—	5,851
Commercial mortgages	29,190	3,272	32,462
Life insurance policy loans	1,395	355	1,750
Commercial loans, other loans and notes receivable	4,285	218	4,503
Total mortgage and other loans receivable(b)	40,721	3,845	44,566
Other invested assets(c)	8,392	2,026	10,418
Short-term investments	4,331	69	4,400
Total(d)	$194,352	$25,764	$220,116
(a) Our credit exposure to the Russian Federation and Ukraine through our fixed maturity securities portfolio, excluding Fortitude Re funds withheld assets, was $29 million and $29 million at March 31, 2023 and December 31, 2022, respectively. The credit exposure to the Russian Federation and Ukraine of our Fortitude Re funds withheld assets fixed maturity securities portfolio was $8 million and $7 million at March 31, 2023 and December 31, 2022, respectively. Exposure to the Russian Federation and Ukraine represents an immaterial percentage of our aggregate credit exposures on our fixed maturity securities.
Corebridge | First Quarter 2023 Form 10-Q 126

ITEM 2 | Investments
(b) Net of total allowance for credit losses for $659 million and $600 million at March 31, 2023 and December 31, 2022, respectively.
(c) Other invested assets, excluding Fortitude Re funds withheld assets, include $5.4 billion and $5.3 billion of private equity funds as of March 31, 2023 and December 31, 2022, respectively, which are generally reported on a one-quarter lag.
(d) Includes the consolidation of approximately $7.8 billion and $9.7 billion of consolidated investment entities at March 31, 2023 and December 31, 2022, respectively.
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	March 31, 2023	December 31, 2022
Bonds available for sale:
U.S. government and government-sponsored entities	$964	$928
Obligations of states, municipalities and political subdivisions	5,411	5,194
Non-U.S. governments	3,930	3,978
Corporate Debt
Public Credit	70,297	68,135
Private Credit	21,325	20,741
Total Corporate Debt	91,622	88,876
Mortgage-backed, asset-backed and collateralized:
RMBS	12,138	11,546
CMBS	9,610	9,527
CLO	8,872	8,292
ABS	10,916	9,775
Total mortgage-backed, asset-backed and collateralized	41,536	39,140
Total bonds available for sale	143,463	138,116
Other bond securities	364	357
Total fixed maturities	143,827	138,473
Equity securities	151	119
Mortgage and other loans receivable:
Residential mortgages	4,971	4,181
Commercial mortgages	30,263	29,632
Commercial loans, other loans and notes receivable	4,323	4,465
Total mortgage and other loans receivable(a)(b)	39,557	38,278
Other invested assets(d)	5,934	5,845
Short-term investments	3,569	3,781
Total(c)	$193,038	$186,496
(a) Does not reflect allowance for credit loss on mortgage loans of $549 million and $509 million at March 31, 2023 and December 31, 2022, respectively.
(b) Does not reflect policy loans of $1.4 billion and $1.4 billion at March 31, 2023 and December 31, 2022, respectively.
(c) Excludes approximately $7.8 billion and $9.7 billion of consolidated investment entities as well as $4.0 billion and $2.7 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at March 31, 2023 and December 31, 2022, respectively.
(d) Alternatives include private equity funds, which are generally reported on a one-quarter lag.
Credit Ratings
At March 31, 2023, nearly all our fixed maturity securities were held by our U.S. entities. 92% of these securities were rated investment grade by one or more of the principal rating agencies.
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
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of March 31, 2023 and December 31, 2022, 94% and 91%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds
Corebridge | First Quarter 2023 Form 10-Q 127

ITEM 2 | Investments
withheld assets, was 94% and 94% investment grade as of March 31, 2023 and December 31, 2022, respectively. The remaining below-investment-grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
March 31, 2023
Other fixed maturity securities	$47,359	$46,281	$93,640	$4,325	$3,170	$462	$94	$8,051	$101,691
Mortgage-backed, asset-backed and collateralized	35,415	5,582	40,997	219	69	15	114	417	41,414
Total(b)	$82,774	$51,863	$134,637	$4,544	$3,239	$477	$208	$8,468	$143,105
Fortitude Re funds withheld assets									$20,047
Total fixed maturities									$163,152
December 31, 2022
Other fixed maturity securities	$44,981	$45,166	$90,147	$5,058	$5,915	$655	$268	$11,896	$102,043
Mortgage-backed, asset-backed and collateralized	33,031	5,330	38,361	227	73	3	10	313	38,674
Total(b)	$78,012	$50,496	$128,508	$5,285	$5,988	$658	$278	$12,209	$140,717
Fortitude Re funds withheld assets									$19,824
Total fixed maturities									$160,541
(a)Includes $90 million and $7 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of March 31, 2023 and $2.8 billion and $142 million of NAIC 4 and 5 securities, respectively, as of December 31, 2022. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $12 million and $21 million of fixed maturity securities for which no NAIC Designation is available at March 31, 2023 and December 31, 2022, respectively.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	March 31, 2023	December 31, 2022
NAIC 1	$83,233	$78,518
NAIC 2	52,215	50,946
NAIC 3	4,537	4,860
NAIC 4	3,150	3,224
NAIC 5 and 6	680	904
Total(a)(b)	$143,815	$138,452
(a) Excludes approximately $1.5 billion and $3.4 billion of consolidated investment entities and $2.2 billion and $1.2 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at March 31, 2023 and December 31, 2022, respectively.
(b) Excludes $12 million and $21 million of fixed maturity securities for which no NAIC Designation is available at March 31, 2023 and December 31, 2022, respectively.
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
Corebridge | First Quarter 2023 Form 10-Q 128

ITEM 2 | Investments
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
March 31, 2023
Other fixed maturity securities	$48,446	$45,166	$93,612	$4,388	$3,165	$526	$8,079	$101,691
Mortgage-backed, asset-backed and collateralized	31,827	6,163	37,990	342	273	2,809	3,424	41,414
Total(c)	$80,273	$51,329	$131,602	$4,730	$3,438	$3,335	$11,503	$143,105
Fortitude Re funds withheld assets								$20,047
Total fixed maturities*								$163,152
December 31, 2022
Other fixed maturity securities	$46,059	$44,068	$90,127	$5,081	$5,910	$925	$11,916	$102,043
Mortgage-backed, asset-backed and collateralized	29,367	5,768	35,135	336	273	2,930	3,539	38,674
Total(c)	$75,426	$49,836	$125,262	$5,417	$6,183	$3,855	$15,455	$140,717
Fortitude Re funds withheld assets								$19,824
Total fixed maturities*								$160,541
(a) Includes $2.9 billion and $3.0 billion at March 31, 2023 and December 31, 2022, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b) Includes $116 million of consolidated CLOs as of March 31, 2023 and $3.4 billion as of December 31, 2022. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c) Excludes $12 million and $21 million of fixed maturity securities for which no NAIC Designation is available at March 31, 2023 and December 31, 2022, respectively.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries:

Composite Corebridge Credit Rating For Our Insurance Operating Subsidiaries (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
March 31, 2023
Other fixed maturity securities	$48,446	$45,520	$93,966	$4,377	$3,078	$521	$7,976	$101,942
Mortgage-backed, asset-backed and collateralized	32,276	6,171	38,447	347	272	2,807	3,426	41,873
Total fixed maturities*	$80,722	$51,691	$132,413	$4,724	$3,350	$3,328	$11,402	$143,815
December 31, 2022
Other fixed maturity securities	$46,060	$44,410	$90,470	$4,577	$3,236	$700	$8,513	$98,983
Mortgage-backed, asset-backed and collateralized	29,869	5,886	35,755	401	276	3,037	3,714	39,469
Total fixed maturities*	$75,929	$50,296	$126,225	$4,978	$3,512	$3,737	$12,227	$138,452
* Excludes $12 million and $21 million of fixed maturity securities for which no NAIC Designation is available at March 31, 2023 and December 31, 2022, respectively.
For a discussion of credit risks associated with Investments, see “Business—Investment Management—Credit Risk ” in the 2022 Annual Report.
Corebridge | First Quarter 2023 Form 10-Q 129

ITEM 2 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Rating:
Other fixed maturity securities*
AAA	$2,629	$2,493	$—	$—	$2,629	$2,493
AA	20,141	17,600	16	16	20,157	17,616
A	25,660	25,950	—	—	25,660	25,950
BBB	45,161	44,065	5	3	45,166	44,068
Below investment grade	8,084	11,855	7	7	8,091	11,862
Non-rated	—	73	—	2	—	75
Total	$101,675	$102,036	$28	$28	$101,703	$102,064
Mortgage-backed, asset-
backed and collateralized
AAA	$11,908	$11,418	$22	$22	$11,930	$11,440
AA	13,349	11,737	85	90	13,434	11,827
A	6,358	6,009	105	91	6,463	6,100
BBB	6,113	5,736	50	32	6,163	5,768
Below investment grade	3,308	3,391	22	21	3,330	3,412
Non-rated	48	127	46	—	94	127
Total	$41,084	$38,418	$330	$256	$41,414	$38,674
Total
AAA	$14,537	$13,911	$22	$22	$14,559	$13,933
AA	33,490	29,337	101	106	33,591	29,443
A	32,018	31,959	105	91	32,123	32,050
BBB	51,274	49,801	55	35	51,329	49,836
Below investment grade	11,392	15,246	29	28	11,421	15,274
Non-rated	48	200	46	2	94	202
Total	$142,759	$140,454	$358	$284	$143,117	$140,738

Corebridge | First Quarter 2023 Form 10-Q 130

ITEM 2 | Investments

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Rating:
Other fixed maturity securities*
AAA	$453	$439	$24	$22	$477	$461
AA	3,743	3,272	683	706	4,426	3,978
A	3,687	4,022	191	168	3,878	4,190
BBB	5,627	5,734	1,054	935	6,681	6,669
Below investment grade	646	705	472	420	1,118	1,125
Non-rated	—	—	4	2	4	2
Total	$14,156	$14,172	$2,428	$2,253	$16,584	$16,425
Mortgage-backed, asset- backed and collateralized
AAA	$213	$222	$108	$88	$321	$310
AA	734	727	513	478	1,247	1,205
A	268	289	155	146	423	435
BBB	367	348	481	459	848	807
Below investment grade	557	581	59	60	616	641
Non-rated	7	—	1	1	8	1
Total	$2,146	$2,167	$1,317	$1,232	$3,463	$3,399
Total
AAA	$666	$661	$132	$110	$798	$771
AA	4,477	3,999	1,196	1,184	5,673	5,183
A	3,955	4,311	346	314	4,301	4,625
BBB	5,994	6,082	1,535	1,394	7,529	7,476
Below investment grade	1,203	1,286	531	480	1,734	1,766
Non-rated	7	—	5	3	12	3
Total	$16,302	$16,339	$3,745	$3,485	$20,047	$19,824
Corebridge | First Quarter 2023 Form 10-Q 131

ITEM 2 | Investments

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Rating:
Other fixed maturity securities*
AAA	$3,082	$2,932	$24	$22	$3,106	$2,954
AA	23,884	20,872	699	722	24,583	21,594
A	29,347	29,972	191	168	29,538	30,140
BBB	50,788	49,799	1,059	938	51,847	50,737
Below investment grade	8,730	12,560	479	427	9,209	12,987
Non-rated	—	73	4	4	4	77
Total	$115,831	$116,208	$2,456	$2,281	$118,287	$118,489
Mortgage-backed, asset-backed and collateralized
AAA	$12,121	$11,640	$130	$110	$12,251	$11,750
AA	14,083	12,464	598	568	14,681	13,032
A	6,626	6,298	260	237	6,886	6,535
BBB	6,480	6,084	531	491	7,011	6,575
Below investment grade	3,865	3,972	81	81	3,946	4,053
Non-rated	55	127	47	1	102	128
Total	$43,230	$40,585	$1,647	$1,488	$44,877	$42,073
Total
AAA	$15,203	$14,572	$154	$132	$15,357	$14,704
AA	37,967	33,336	1,297	1,290	39,264	34,626
A	35,973	36,270	451	405	36,424	36,675
BBB	57,268	55,883	1,590	1,429	58,858	57,312
Below investment grade	12,595	16,532	560	508	13,155	17,040
Non-rated	55	200	51	5	106	205
Total	$159,061	$156,793	$4,103	$3,769	$163,164	$160,562
* Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	March 31, 2023			December 31, 2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Indonesia	$390	$34	$424	$381	$34	$415
Chile	351	20	371	343	19	362
Qatar	215	81	296	218	87	305
Mexico	250	27	277	239	27	266
United Arab Emirates	243	9	252	298	12	310
Saudi Arabia	200	22	222	200	22	222
France	174	18	192	149	17	166
Panama	151	30	181	150	29	179
Norway	169	—	169	162	—	162
Israel	160	7	167	159	7	166
Other	1,626	171	1,797	1,678	183	1,861
Total*	$3,929	$419	$4,348	$3,977	$437	$4,414
* Includes bonds available for sale and other bond securities.
Corebridge | First Quarter 2023 Form 10-Q 132

ITEM 2 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	March 31, 2023			December 31, 2022
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$24,247	$2,578	$26,825	$23,751	$2,699	$26,450
Utilities	14,097	2,785	16,882	13,579	2,708	16,287
Communications	5,642	758	6,400	5,718	767	6,485
Consumer noncyclical	12,418	1,498	13,916	12,466	1,525	13,991
Capital goods	4,331	470	4,801	4,491	462	4,953
Energy	7,472	1,110	8,582	7,361	1,126	8,487
Consumer cyclical	5,966	581	6,547	6,820	581	7,401
Basic materials	3,191	429	3,620	3,285	467	3,752
Other	14,006	2,514	16,520	14,468	2,418	16,886
Total*	$91,370	$12,723	$104,093	$91,939	$12,753	$104,692
* 92% and 89% of investments were rated investment grade at March 31, 2023 and December 31, 2022, respectively.
Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 8% and 8% at March 31, 2023 and December 31, 2022, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.
Corebridge | First Quarter 2023 Form 10-Q 133

ITEM 2 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	March 31, 2023		December 31, 2022
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$4,517	39%	$4,478	40%
AAA	4,387		4,345
AA	130		133
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	2,661	23%	2,641	24%
AAA	119		24
AA	680		689
A	37		35
BBB	40		41
Below investment grade	1,785		1,852
Non-rated	—		—
Subprime RMBS	1,183	10%	1,217	11%
AAA	—		—
AA	66		68
A	62		65
BBB	49		51
Below investment grade	1,006		1,033
Non-rated	—		—
Prime non-agency	1,586	14%	1,471	13%
AAA	420		331
AA	847		803
A	134		136
BBB	62		57
Below investment grade	123		144
Non-rated	—		—
Other housing related	1,732	14%	1,315	12%
AAA	1,064		795
AA	350		230
A	239		206
BBB	77		77
Below investment grade	2		6
Non-rated	—		1
Total RMBS excluding Fortitude Re funds withheld assets	11,679	100%	11,122	100%
Total RMBS Fortitude Re funds withheld assets	799		822
Total RMBS(a)(b)	$12,478		$11,944
(a)     Includes $2.9 billion and $3.0 billion at March 31, 2023 and December 31, 2022, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)     The weighted average expected life was 6 years at March 31, 2023 and 6 years at December 31, 2022.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.
Corebridge | First Quarter 2023 Form 10-Q 134

ITEM 2 | Investments
Investments in CMBS
The following table presents our CMBS available for sale securities:

	March 31, 2023		December 31, 2022
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$8,310	86%	$8,085	85%
AAA	3,922		3,875
AA	2,754		2,642
A	744		732
BBB	607		564
Below investment grade	283		272
Non-rated	—		—
Agency	871	9%	1,017	11%
AAA	437		484
AA	434		525
A	—		—
BBB	—		8
Below investment grade	—		—
Non-rated	—		—
Other	431	5%	426	4%
AAA	107		105
AA	132		131
A	98		97
BBB	94		93
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	9,612	100%	9,528	100%
Total Fortitude Re funds withheld assets	527		540
Total	$10,139		$10,068
The fair value of CMBS holdings increased slightly during the three months ended March 31, 2023. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.
Corebridge | First Quarter 2023 Form 10-Q 135

ITEM 2 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available for sale securities by collateral type:

	March 31, 2023		December 31, 2022
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$8,532	43%	$7,893	44%
AAA	1,097		1,056
AA	4,369		4,049
A	2,578		2,384
BBB	465		400
Below investment grade	23		4
Non-rated	—		—
CDO - other	346	2%	100	1%
AAA	—		—
AA	150		100
A	16		—
BBB	123		—
Below investment grade	9		—
Non-rated	48		—
ABS	10,915	55%	9,775	55%
AAA	355		403
AA	3,437		2,367
A	2,450		2,354
BBB	4,596		4,445
Below investment grade	77		80
Non-rated	—		126
Total excluding Fortitude Re funds withheld assets	19,793	100%	17,768	100%
Total Fortitude Re funds withheld assets	820		805
Total	$20,613		$18,573
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2023	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss(d)	Items(d)
Investment-grade bonds
0-6 months	$41,438	$3,255	4,049	$19,799	$5,710	1,515	$247	$129	13	$61,484	$9,094	5,577
7-11 months	25,941	2,036	3,549	6,036	1,639	901	—	—	—	31,977	3,675	4,450
12 months or more	27,030	2,766	2,628	9,397	2,619	619	13	1	3	36,440	5,386	3,250
Total	94,409	8,057	10,226	35,232	9,968	3,035	260	130	16	129,901	18,155	13,277
Below-investment-grade bonds
0-6 months	3,564	207	835	309	91	71	18	11	8	3,891	309	914
7-11 months	2,238	145	680	317	101	108	9	3	9	2,564	249	797
12 months or more	2,788	215	373	306	84	32	10	1	11	3,104	300	416
Total	8,590	567	1,888	932	276	211	37	15	28	9,559	858	2,127
Total bonds
0-6 months	45,002	3,462	4,884	20,108	5,801	1,586	265	140	21	65,375	9,403	6,491
7-11 months	28,179	2,181	4,229	6,353	1,740	1,009	9	3	9	34,541	3,924	5,247
12 months or more	29,818	2,981	3,001	9,703	2,703	651	23	2	14	39,544	5,686	3,666
Total excluding Fortitude Re funds withheld assets	$102,999	$8,624	12,114	$36,164	$10,244	3,246	$297	$145	44	$139,460	$19,013	15,404
Total Fortitude Re funds withheld assets										$17,481	$3,030	987
Total										$156,941	$22,043	16,391
Corebridge | First Quarter 2023 Form 10-Q 136

ITEM 2 | Investments

December 31, 2022	Less Than or Equal to 20% of cost(b)			Greater than 20% to 50% of cost(b)			Greater than 50% of cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized loss	Items(d)	Cost(c)	Unrealized loss	Items(d)	Cost(c)	Unrealized loss	Items(d)	Cost(c)	Unrealized loss(d)	Items(d)
Investment-grade bonds
0-6 months	$58,919	$5,036	6,736	$30,974	$9,161	2,999	$447	$238	25	$90,340	$14,435	9,760
7-11 months	22,018	2,112	2,197	3,126	836	159	21	13	1	25,165	2,961	2,357
12 months or more	7,759	942	716	9,398	2,667	690	20	11	3	17,177	3,620	1,409
Total	88,696	8,090	9,649	43,498	12,664	3,848	488	262	29	132,682	21,016	13,526
Below-investment-grade bonds
0-6 months	5,310	354	1,492	823	235	222	39	28	17	6,172	617	1,731
7-11 months	3,544	182	1,201	95	24	51	7	5	7	3,646	211	1,259
12 months or more	3,395	225	1,017	321	87	73	9	8	9	3,725	320	1,099
Total	12,249	761	3,710	1,239	346	346	55	41	33	13,543	1,148	4,089
Total bonds
0-6 months	64,229	5,390	8,228	31,797	9,396	3,221	486	266	42	96,512	15,052	11,491
7-11 months	25,562	2,294	3,398	3,221	860	210	28	18	8	28,811	3,172	3,616
12 months or more	11,154	1,167	1,733	9,719	2,754	763	29	19	12	20,902	3,940	2,508
Total excluding Fortitude Re funds withheld assets	$100,945	$8,851	13,359	$44,737	$13,010	4,194	$543	$303	62	$146,225	$22,164	17,615
Total Fortitude Re funds withheld assets										$18,296	$3,593	1,057
Total										$164,521	$25,757	18,672
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at March 31, 2023 and December 31, 2022.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $7 million and $7 million for investment grade bonds, and $89 million and $141 million for below-investment-grade bonds as of March 31, 2023 and December 31, 2022, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the three months ended March 31, 2023, was primarily attributable to increase in the fair value of fixed maturity securities. For the three months ended March 31, 2023, net unrealized gains were $4.0 billion primarily due to lower interest rates.
The change in net unrealized gains and losses on investments for the three months ended March 31, 2022 was primarily attributable to decreases in the fair value of fixed maturity securities. For the three months ended March 31, 2022, net unrealized losses related to fixed maturity securities increased by $16.9 billion primarily due to an increase in interest rates.
For further discussion of our investment portfolio, see Notes 4 and 5 to the condensed consolidated financial statements.
Corebridge | First Quarter 2023 Form 10-Q 137

ITEM 2 | Investments
Commercial Mortgage Loans
At March 31, 2023 and December 31, 2022, we had direct commercial mortgage loan exposure of $33.7 billion and $33.0 billion, respectively. At March 31, 2023 and December 31, 2022, we had an allowance for credit losses of $586 million and $531 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans(a)	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
March 31, 2023
State:
New York	71	$1,339	$3,773	$272	$397	$71	$—	$5,852	19%
California	54	683	816	106	1,094	610	13	3,322	11%
New Jersey	59	1,852	143	323	453	7	21	2,799	9%
Texas	43	781	682	136	154	143	—	1,896	6%
Massachusetts	18	544	380	477	15	—	—	1,416	5%
Florida	55	431	118	211	150	393	—	1,303	4%
Illinois	20	492	353	3	40	—	20	908	3%
Pennsylvania	18	123	95	211	189	24	—	642	2%
Ohio	19	79	6	83	408	—	—	576	2%
Colorado	12	267	62	—	—	145	—	474	2%
Other States	107	2,030	267	546	697	120	24	3,684	12%
Foreign	81	3,864	1,052	645	1,324	286	220	7,391	25%
Total(b)	557	$12,485	$7,747	$3,013	$4,921	$1,799	$298	$30,263	100%
Fortitude Re funds withheld assets								$3,429
Total Commercial Mortgages								$33,692
December 31, 2022
State:
New York	72	$1,355	$3,820	$282	$357	$71	$—	$5,885	20%
California	51	507	653	112	1,129	611	13	3,025	10%
New Jersey	59	1,829	143	322	436	7	22	2,759	9%
Texas	41	692	687	137	155	143	—	1,814	6%
Massachusetts	16	465	328	470	15	—	—	1,278	4%
Florida	51	344	119	212	151	355	—	1,181	4%
Illinois	20	487	353	3	41	—	20	904	3%
Pennsylvania	16	77	94	189	190	24	—	574	2%
Ohio	19	80	7	83	408	—	—	578	2%
Colorado	12	261	63	—	—	145	—	469	1%
Other States	108	1,827	270	550	652	121	19	3,439	12%
Foreign	90	4,212	1,423	327	1,264	284	216	7,726	27%
Total(b)	555	$12,136	$7,960	$2,687	$4,798	$1,761	$290	$29,632	100%
Fortitude Re funds withheld assets								$3,361
Total Commercial Mortgages								$32,993
(a)     Reflects a correction of the loan count previously reported as of December 31, 2022.
(b)     Does not reflect allowance for credit losses.
Corebridge | First Quarter 2023 Form 10-Q 138

ITEM 2 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
March 31, 2023
Loan-to-value ratios(b)
Less than 65%	$19,141	$3,278	$580	$22,999
65% to 75%	4,194	428	441	5,063
76% to 80%	327	—	45	372
Greater than 80%	1,237	153	439	1,829
Total commercial mortgages excluding Fortitude Re(c)	$24,899	$3,859	$1,505	$30,263
Total commercial mortgages including Fortitude Re				$3,429
Total commercial mortgages				$33,692
December 31, 2022
Loan-to-value ratios(b)
Less than 65%	$18,524	$2,817	$628	$21,969
65% to 75%	4,497	429	435	5,361
76% to 80%	314	—	46	360
Greater than 80%	1,338	154	450	1,942
Total commercial mortgages excluding Fortitude Re(c)	$24,673	$3,400	$1,559	$29,632
Total commercial mortgages including Fortitude Re				$3,361
Total commercial mortgages				$32,993
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X and 1.9X at March 31, 2023 and December 31, 2022, respectively. The debt service coverage ratios have been updated within the last three months.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58% and 59% at March 31, 2023 and December 31, 2022, respectively. The loan-to-value ratios have been updated within the last three to nine months.
(c)Does not reflect allowance for credit losses.
Residential Mortgage Loans
At March 31, 2023 and December 31, 2022, we had direct residential mortgage loan exposure of $6.6 billion and $5.9 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

March 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO:(a)
780 and greater	$70	$477	$2,326	$646	$233	$511	$4,263
720 - 779	269	523	509	168	71	194	1,734
660 - 719	72	230	81	34	16	94	527
600 - 659	2	21	6	—	2	47	78
Less than 600	—	—	1	—	1	23	25
Total residential mortgages(b)(c)	$413	$1,251	$2,923	$848	$323	$869	$6,627
Corebridge | First Quarter 2023 Form 10-Q 139

ITEM 2 | Investments

December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO:(a)
780 and greater	$294	$2,141	$652	$229	$76	$437	$3,829
720 - 779	536	711	167	75	32	134	1,655
660 - 719	163	79	28	16	9	47	342
600 - 659	2	4	2	1	2	13	24
Less than 600	—	—	—	1	—	5	6
Total residential mortgages(b)(c)	$995	$2,935	$849	$322	$119	$636	$5,856
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last three months.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on commercial mortgage loans, see Note 6 to the condensed consolidated financial statements.
For additional discussion on credit losses, see Note 5 to the condensed consolidated financial statements.
Net Realized Gains and Losses

Three Months Ended March 31,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(76)	$(17)	$(93)	$(79)	$(20)	$(99)
Change in allowance for credit losses on fixed maturity securities	(17)	—	(17)	(26)	(40)	(66)
Change in allowance for credit losses on loans	(34)	(19)	(53)	(26)	(6)	(32)
Foreign exchange transactions, net of related hedges	11	7	18	111	6	117
Index-linked interest credited embedded derivatives, net of related hedges	(178)	—	(178)	205	—	205
All other derivatives and hedge accounting*	(164)	48	(116)	(12)	(66)	(78)
Sale of alternative investments and real estate	5	1	6	8	1	9
Other	—	—	—	(8)	2	(6)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(453)	20	(433)	173	(123)	50
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(1,025)	(1,025)	—	2,837	2,837
Net realized gains (losses)	$(453)	$(1,005)	$(1,458)	$173	$2,714	$2,887
* Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 12.
Higher net realized losses excluding Fortitude Re funds withheld assets in the three months ended March 31, 2023 compared to same period in the prior year were due primarily to higher derivative losses versus gains in the prior periods.
Net realized gains on Fortitude Re funds withheld assets primarily reflect increases in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to Corebridge as the appreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re.
For further discussion of our investment portfolio, see Note 5 to the condensed consolidated financial statements.
Corebridge | First Quarter 2023 Form 10-Q 140

ITEM 2 | Investments
Other Invested Assets
We seek to enhance returns through investment in a diversified portfolio of alternative asset classes, including private equity, real estate equity and hedge funds.
The following table presents the carrying value of our other invested assets by type:

	March 31, 2023			December 31, 2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)(b)	$6,137	$1,900	$8,037	$6,121	$1,893	$8,014
Investment real estate(c)	1,738	130	1,868	1,698	133	1,831
All other investments(d)	591	—	591	573	—	573
Total	$8,466	$2,030	$10,496	$8,392	$2,026	$10,418
(a)At March 31, 2023, included hedge funds of $802 million and private equity funds of $7.2 billion. At December 31, 2022, included hedge funds of $884 million and private equity funds of $7.1 billion. Amounts include Fortitude Re funds withheld assets. Private equity funds are generally reported on a one-quarter lag.
(b)At March 31, 2023, 77% of our hedge fund portfolio is available for redemption in 2022. The remaining 23% will be available for redemption between 2023 and 2028. At December 31, 2022, approximately 77% of our hedge fund portfolio is available for redemption in 2022. The remaining 23% will be available for redemption between 2023 and 2028.
(c)Net of accumulated depreciation of $627 million and $616 million at March 31, 2023 and December 31, 2022, respectively. The accumulated depreciation related to the investment real estate held by affordable housing partnerships is $123 million and $124 million at March 31, 2023 and December 31, 2022, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Holdings, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Holdings totaled $156 million and $156 million at March 31, 2023 and December 31, 2022, respectively.
Corebridge | First Quarter 2023 Form 10-Q 141

ITEM 2 | Investments
Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with both embedded derivatives and MRBs contained in insurance contract liabilities and fixed maturity securities as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with foreign denominated investments, net capital exposures and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities and economically hedge certain investments. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, CDSs and purchases of investments with embedded derivatives, such as equity linked notes and convertible bonds.
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
We utilize various credit enhancements, including guarantees, collateral, credit triggers and margin agreements, to reduce the credit risk related to outstanding financial derivative transactions. We require credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction size and maturity. Furthermore, we enter into certain agreements that have the benefit of set-off and close-out netting provisions, such as ISDA Master Agreements. These provisions provide that, in the case of an early termination of a transaction, we can set off receivables from a counterparty against payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated fair values.
For additional information on embedded derivatives, see Notes 4 and 9 to the condensed consolidated financial statements.
Corebridge | First Quarter 2023 Form 10-Q 142

ITEM 2 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$575	$225	$762	$14	$155	$202	$1,798	$77
Foreign exchange contracts	1,588	220	1,109	22	3,166	523	3,095	162
Derivatives not designated as hedging instruments(a)
Interest rate contracts	15,552	379	28,271	1,441	23,916	481	16,263	1,859
Foreign exchange contracts	8,209	932	7,287	318	4,357	643	6,126	428
Equity contracts	25,238	676	8,785	61	26,041	417	9,962	27
Credit contracts	—	—	—	—	—	—	—	—
Other contracts(b)	46,652	14	—	—	47,128	15	48	—
Total derivatives, excluding Fortitude Re funds withheld	$97,814	$2,446	$46,214	$1,856	$104,763	$2,281	$37,292	$2,553
Total derivatives, Fortitude Re funds withheld	$4,559	$923	$6,588	$648	$4,382	$971	$6,096	$782
Total derivatives, gross	$102,373	$3,369	$52,802	$2,504	$109,145	$3,252	$43,388	$3,335
Counterparty netting(c)		(2,303)		(2,303)		(2,547)		(2,547)
Cash collateral(d)		(376)		(42)		(406)		(691)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$690		$159		$299		$97
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Consists primarily of SVWs and contracts with multiple underlying exposures.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both March 31, 2023 and December 31, 2022. Fair value of liabilities related to bifurcated embedded derivatives was $7.9 billion and $6.7 billion, respectively, at March 31, 2023 and December 31, 2022. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
For additional information, see Note 9 to the condensed consolidated financial statements.
Corebridge | First Quarter 2023 Form 10-Q 143

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits, Market Risk Benefits, DAC and VOBA

Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits
SIGNIFICANT REINSURANCE AGREEMENTS, VARIABLE ANNUITY GUARANTEED BENEFITS AND HEDGING RESULTS AND ACTUARIAL UPDATES
The following section provides discussion of our significant reinsurance agreements, variable annuity guaranteed benefits and hedging results and actuarial updates regarding our business segments.
Significant Reinsurance Agreements
In the first quarter of 2018, AIG entered into a series of reinsurance transactions with Fortitude Re related to certain run-off operations (i.e., non-core insurance lines for which policies are still in force until they lapse or otherwise terminate but new policies are no longer issued). As of March 31, 2023 and December 31, 2022, approximately $27.8 billion and $27.8 billion, respectively, of reserves from our run-off lines (i.e., certain annuities written prior to April 2013, along with exposures to whole life, LTC and exited accident and health product lines) related to business written by multiple wholly owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions. We currently own a less than 3% indirect interest in Fortitude Re.
Refer to “Significant Factors Impacting Our Results” for additional information on the Fortitude Re reinsurance agreements.
Effective July 1, 2016, AGL entered into an agreement to cede approximately $5 billion of statutory reserves for certain whole life policies to an unaffiliated reinsurer. Effective December 31, 2016, AGL recaptured term and universal life reserves of $16 billion from AGC, subject to the NAIC’s Model Regulation “Valuation of Life Insurance Policies” (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) and ceded approximately $14 billion of such statutory reserves to the same unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Effective March 31, 2023, AGL recaptured term life reserves of $1 billion issued from 2017 to 2019 from AGC subject to the NAIC’s Model Regulation “Valuation of Life Insurance Policies” (“Regulation XXX”) and ceded approximately $1 billion of such statutory reserves to the same unaffiliated reinsurer under an amendment to the July 1, 2016 agreement.
For a summary of significant reinsurers, see “Accounting Policies and Pronouncements—Critical Accounting Estimates—Reinsurance Recoverable” in the 2022 Annual Report.
For a summary of statutory permitted practices, see “Notes to Consolidated Financial Statements—Statutory Financial Data and Restrictions—Statutory Permitted Accounting Practice” in the 2022 Annual Report.
Variable Annuity Guaranteed Benefits and Hedging Results
Our Individual Retirement and Group Retirement businesses offer variable annuity products with GMWB riders that provide guaranteed living benefit features. The liabilities are accounted for as MRBs measured at fair value. The fair value of the MRBs may fluctuate significantly based on market interest rates, equity prices, credit spreads, market volatility, policyholder behavior and other factors.
In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWB, including exposures to changes in interest rates, equity prices, credit spreads and volatility. The hedging program includes all in-force GMWB policies and utilizes derivative instruments, including but not limited to equity options, futures contracts and interest rate swap and swaption contracts, as well as fixed maturity securities with a fair value election.
For additional discussion of MRBs related to these product features, see “—Quantitative and Qualitative Disclosures about Market Risk” included herein.
Differences in Valuation of MRBs and Economic Hedge Target
Our variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic risks in our GMWB riders. The economic hedge target differs from the GAAP valuation of the MRBs, creating volatility in our net income (loss) primarily due to the following:
•The MRBs include both the GMWB riders and the GMDB riders while the hedge program is targeting the economic risks of just the GMWB rider.
• the economic hedge target includes 100% of GMWB rider fees in present value calculations; the GAAP valuation reflects those fees attributed to the MRBs such that the initial value at contract issue equals zero since the MRB includes GMWB’s and GMDB’s these attributed fees are typically larger than just the GMWB rider fees;
Corebridge | First Quarter 2023 Form 10-Q 144

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits, Market Risk Benefits, DAC and VOBA
•the economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality and volatility; and
•the economic hedge target excludes the instrument-specific credit risk changes (non-performance adjustments) used in the GAAP valuation, which are recognized in OCI. The GAAP valuation has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.
For more information on our valuation methodology for MRBs, see Note 4 to the condensed consolidated financial statements.
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
The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

	At March 31,	At December 31,
(in millions)	2023	2022
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$1,640	$1,657
Exclude non-performance risk adjustment	(378)	(479)
Market Risk Benefits liability, excluding NPA	1,262	1,178
Adjustments for risk margins and differences in valuation	18	(281)
Economic hedge target liability	$1,280	$897
Impact on Pre-tax Income (Loss)
The impact on our pre-tax income (loss) of variable annuity guaranteed benefits and related hedging results includes changes in the fair value of MRBs and changes in the fair value of related derivative hedging instruments, and along with attributed rider fees and net of benefits associated with MRBs are together recognized in Change in the fair value of market risk benefits, net, with the exception of instrument-specific credit risk changes, which are recognized in OCI. Changes in the fair value of market risk benefits, net are excluded from APTOI of Individual Retirement and Group Retirement.
The change in the fair value of the MRBs and the change in the value of the hedging portfolio are not expected to be fully offsetting, primarily due to the differences in valuation between the economic hedge target, the GAAP MRBs and the fair value of the hedging portfolio, as discussed above. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the MRBs liabilities, resulting in a gain in AOCI, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the MRBs liabilities, resulting in a loss in AOCI. In addition to changes driven by credit market-related movements in the NPA spread, the NPA balance also reflects changes in business activity and in the net amount at risk from the underlying guaranteed living benefits.
Change in Economic Hedge Target
The increase in the economic hedge target liability in the three months ended March 31, 2023, was primarily driven by tightening credit spreads, and lower equity volatility.

Corebridge | First Quarter 2023 Form 10-Q 145

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
For a discussion regarding risks associated with liquidity and capital, see “Risk Factors—Risks Relating to Our Investment Portfolio, Liquidity, Capital and Credit” in the 2022 Annual Report.
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of March 31, 2023 and December 31, 2022, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $4.3 billion and $4.0 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $2.5 billion committed revolving credit facility as of March 31, 2023 and December 31, 2022. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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
As of March 31, 2023, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $207 million and $272 million at March 31, 2023 and December 31, 2022, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	March 31,	At December 31,
(in millions)	2023	2022
Cash and short-term investments	$1,763	$1,495
Total Corebridge Hold Cos. liquidity	1,763	1,495
Available capacity under committed, revolving credit facility	2,500	2,500
Total Corebridge Hold Cos. liquidity sources	$4,263	$3,995
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
During the three months ended March 31, 2023 and 2022, Corebridge Hold Cos. received $500 million and $700 million in dividends from subsidiaries, respectively.

USES
Interest Payments
We made interest payments on our debt instruments totaling $37 million and $15 million during the three months ended March 31, 2023 and 2022, respectively.
Corebridge | First Quarter 2023 Form 10-Q 146

ITEM 2 | Liquidity and Capital Resources
Dividends
Three Months Ended March 31, 2023
During the three months ended March 31, 2023, Corebridge Parent paid cash dividends of $0.23 per share of its common stock totaling $149 million. During the three months ended March 31, 2022, Corebridge Parent paid cash dividends of $290 million.
Tax Sharing Payments
There were no tax sharing payments made to AIG during the three months ended March 31, 2023. We distributed tax sharing payments of $3 million to AIG in the three months ended March 31, 2022. The tax sharing payments relating to tax years where we were part of the AIG Consolidated Tax Group may be subject to further adjustment in future periods.

LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE INSURANCE SUBSIDIARIES
Insurance Companies
We believe that our insurance companies have sufficient liquidity and capital resources to satisfy reasonably foreseeable future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, monetization of invested assets. Our insurance companies’ liquidity resources are primarily held in the form of cash, short-term investments and publicly traded, investment grade-rated fixed maturity securities.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $5.1 billion and $4.6 billion which were due to FHLBs in their respective districts at March 31, 2023 and December 31, 2022, respectively, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at March 31, 2023.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had no securities subject to these agreements at March 31, 2023 and no liabilities to borrowers for collateral received at March 31, 2023.
There were no tax sharing payments distributed from our U.S. insurance companies to AIG in the three months ended March 31, 2023. Our U.S. insurance companies distributed tax sharing payments of $508 million to AIG, Inc. in the three months ended March 31, 2022. The tax sharing payments relating to tax years where we were part of the AIG Consolidated Tax Group may be subject to further adjustment in future periods.
We manage our combined insurance subsidiary capital to a minimum target Life Fleet RBC of 400%. AGC serves as an affiliate reinsurance company for the Life Fleet covering (i) AGL’s life insurance policies issued between January 1, 2017 and December 31, 2019 subject to Regulation AXXX and (ii) universal life insurance policies issued between January 1, 2020 and December 31, 2021 subject to Principle Based Reserving requirements. AGC’s RBC ratio includes the full statutory reserves associated with the above regulations which are in excess of economic reserves. The surplus of AGC is composed predominantly of holding company stock. Given that AGC has no primary operations outside of this internal reinsurance, we believe that excluding AGC from the Life Fleet RBC calculation presents a more accurate view of the overall capital position of our U.S. operating entities. Our Life Fleet RBC was above our minimum target Life Fleet RBC of 400% as of December 31, 2022.
Corebridge | First Quarter 2023 Form 10-Q 147

ITEM 2 | Liquidity and Capital Resources
The following table presents normalized distributions:

	Three Months Ended March 31,
(in millions)	2023	2022
Subsidiary dividends paid	$500	$700
Tax sharing payments related to utilization of tax attributes	—	147
Normalized distributions	$500	$847
Dividend Restrictions
Payments of dividends to Corebridge Hold Cos. by our U.S. insurance subsidiaries are subject to certain restrictions imposed by laws and regulations of their respective states. With respect to our domestic insurance subsidiaries, the payment of a dividend may require formal notice to the insurance department of the state in which the particular insurance subsidiary is domiciled, and prior approval of such insurance regulator is required when the amount of the dividend is above certain regulatory thresholds. See “Business — U.S. Regulation — State Insurance Regulation” in the 2022 Annual Report. Other foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends.
To our knowledge, no Corebridge insurance company is currently on any regulatory or similar “watch list” with regard to solvency.
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Sources:
Operating activities, net	$301	$—
Net changes in policyholder account balances	1,758	1,608
Issuance of debt of consolidated investment entities	39	729
Contributions from noncontrolling interests	25	14
Financing other, net	26	271
Effect of exchange rate changes on cash and restricted cash	2	—
Total Sources	2,151	2,622

Uses:

Operating activities, net	—	(3)
Investing activities, net	(1,477)	(1,246)
Repayments of debt of consolidated investment entities	(142)	(765)
Distributions to noncontrolling interests	(50)	(187)
Dividends paid on common stock	(149)	(290)
Net change in securities lending and repurchase agreements	(442)	(130)
Effect of exchange rate changes on cash and restricted cash	—	(2)
Total Uses	(2,260)	(2,623)
Net increase (decrease) in cash and cash equivalents	$(109)	$(1)
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
Financing Activities
Cash inflows from financing activities primarily include policyholder deposits on investment-type contracts, issuances of debt and inflows from the settlement of securities lending and repurchase agreements. Cash outflows primarily relate to policyholder withdrawal activity on investment-type contracts, repayments of debt of consolidated investment entities, repayments of short and long-term debt, and noncontrolling interests and outflows for the settlement of securities lending and repurchase agreements.
Corebridge | First Quarter 2023 Form 10-Q 148

ITEM 2 | Liquidity and Capital Resources
CONTRACTUAL OBLIGATIONS
As of March 31, 2023, there have been no material changes in our contractual obligations from December 31, 2022, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources — Contractual Obligations” in the 2022 Annual Report.
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2022	Issuances	Maturities and Repayments	Other Changes	Balance at March 31, 2023
Short-term debt issued by Corebridge:
Three-Year DDTL Facility*	2023	$1,500	$—	$—	$—	$1,500
Total short-term debt		1,500	—	—	—	1,500
Long-term debt issued by Corebridge:
Senior unsecured notes	2025-2052	6,500	—	—	—	6,500
Hybrid junior subordinated notes	2052	1,000	—	—	—	1,000
Long-term debt issued by Corebridge subsidiaries:
AIGLH notes	2025-2029	200	—	—	—	200
AIGLH junior subordinated debentures	2030-2046	227	—	—	—	227
Total long-term debt		7,927	—	—	—	7,927
Debt issuance costs		(59)	—	—	3	(56)
Total long-term debt, net of debt issuance costs		7,868	—	—	3	7,871
Total debt, net of issuance costs		$9,368	$—	$—	$3	$9,371
*    On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility for a thirty day period. We continued this borrowing for additional interest periods and at the present time through June 21, 2023. We have the ability to further continue this borrowing through February 25, 2025.
DELAYED DRAW TERM LOAN
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
Corebridge | First Quarter 2023 Form 10-Q 149

ITEM 2 | Liquidity and Capital Resources
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
For additional information on debt outstanding and revolving credit facilities, see Note 13 to the Consolidated Financial Statements in the 2022 Annual Report.
DEBT OF CONSOLIDATED INVESTMENT ENTITIES
Our non-financial debt includes debt of consolidated investment entities. This non-financial debt is our contractual obligation and is non-recourse to Corebridge. This non-financial debt includes notes and bonds payables supported by cash and investments held for the repayment of those obligations.

(in millions)	Balance at December, 2022	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes(c)	Balance at March, 2023
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$5,958	$39	$(142)	$25	$(3,192)	$2,688
(a)At March 31, 2023, includes debt of consolidated investment entities related to real estate investments of $1.4 billion and other securitization vehicles of $1.3 billion.
(b)In relation to the debt of consolidated investment entities (“VIEs”) not guaranteed by Corebridge, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us.
(c)During the three-month period ended March 31, 2023, Corebridge deconsolidated certain consolidated investment entities, as part of the sale of AIG Credit Management, LLC with $3.2 billion in liabilities.
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
In the event of a downgrade of our long-term debt ratings or our insurance subsidiaries’ IFS ratings, we would be required to post additional collateral under some derivative and other transactions, or certain of the counterparties of such other of our subsidiaries would be permitted to terminate such transactions early.
The actual amount of collateral that we would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade.
Corebridge | First Quarter 2023 Form 10-Q 150

ITEM 2 | Liquidity and Capital Resources
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
OFF-BALANCE-SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As March 31, 2023, there have been no material changes in our off-balance-sheet arrangements and commercial commitments from December 31, 2022, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Commercial Commitments” in the 2022 Annual Report.
Corebridge | First Quarter 2023 Form 10-Q 151

ITEM 2 | Accounting Policies and Pronouncements

Accounting Policies and Pronouncements
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. On a regular basis, we review estimates and assumptions used in the preparation of financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our significant accounting policies and accounting pronouncements, see Note 2 to the Consolidated Financial Statements in the 2022 Annual Report and Note 2 to the condensed consolidated financial statements.

The accounting policies that we believe are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:
•valuation of MRBs related to guaranteed benefit features of variable annuity products, fixed annuity products and fixed index annuity products;
•valuation of embedded derivative liabilities for fixed index annuity and index universal life products;
•valuation of future policy benefit liabilities and recognition of remeasurement gains and losses;
•reinsurance assets, including the allowance for credit losses;
•goodwill impairment;
•allowance for credit losses primarily on loans and available for sale fixed maturity securities;
•fair value measurements of certain financial assets and liabilities; and
•income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset.
There were no changes to our critical accounting estimates with the exception of the items listed below which were impacted by the adoption of LDTI. For additional information on our critical accounting estimates not impacted by LDTI, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Accounting Policies and Pronouncements—Critical Accounting Estimates” in the 2022 Annual Report.
These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our business, results of operations, financial condition and liquidity could be materially affected.
MARKET RISK BENEFITS
Annuity products offered by our Individual Retirement and Group Retirement segments offer guaranteed benefit features (“GMxBs”). These guaranteed features include GMDBs that are payable in the event of death and GMWBs that guarantee lifetime withdrawals regardless of fixed account and separate account value performance.
For additional information on these features, see Note 13 to the condensed consolidated financial statements.
The liabilities for GMxBs are recorded as MRBs and represent the expected value of benefits in excess of the projected account value, with the excess recognized at fair value through Change in fair value of market risk benefits, net in the Condensed Consolidated Statements of Income (Loss), except for the excess related to changes in the Company’s own credit risk, which is recognized in OCI.
The Company’s exposure to the guaranteed amounts is equal to the amount by which the contract holder’s account balance is below the amount provided by the guaranteed feature. A deferred annuity contract may include more than one type of GMxB; for example, it may have both a GMDB and a GMWB. However, a policyholder can generally only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are generally mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during his or her lifetime). A policyholder cannot purchase more than one living benefit on one contract. Declines in the equity markets, increased volatility and a low interest rate environment increase the Company’s exposure to potential benefits under the guaranteed features, leading to an increase in the liabilities for those benefits.
For sensitivity analysis which includes the sensitivity of reserves for guaranteed benefit features to changes in the assumptions for interest rates, equity returns, volatility, and mortality, see “—Valuation of Market Risk Benefits and Embedded Derivatives for Fixed Index Annuity and Index Universal Life Products.”
For additional discussion of market risk management related to these product features, see “—Quantitative and Qualitative Disclosures about Market Risk.”
Corebridge | First Quarter 2023 Form 10-Q 152

ITEM 2 | Accounting Policies and Pronouncements

The valuation methodology and assumptions used to measure our GMxBs is presented in the following table:

Fair Value Methodology
Guaranteed minimum benefits on annuity products are MRBs that are required to be measured at fair value with changes in the fair value of the liabilities recorded in changes in the fair value of MRBs, except for changes related to the Company’s own credit risk which are recorded in AOCI. The fair value of these benefits is based on assumptions that a market participant would use in valuing these MRBs.
The Company applies a non-option-based approach for variable products, and an option-based approach for fixed index and fixed products.
Under the non-option-based approach, a portion of actual fees (i.e., attributed fees) is determined such that the present value of expected benefits less attributed fees is zero at issue. This calculated ratio is utilized in each policy valuation going forward and results in an MRB value of zero at policy issue.
Under the option-based approach, the MRB value at issue represents the present value of expected benefits after account value exhaustion. There is no calculated attributed fee ratio under this approach; as such, the calculated MRB liability at inception requires an equal and offsetting adjustment to the underlying host contract. Consistent with the non-option-based approach, this results in no gains or losses recognized upon policy issuance.
The fair value of the MRBs, which are Level 3 assets and liabilities, is based on a risk-neutral framework and incorporates actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts.
For additional information on how we value for MRBs, see Note 12 to the condensed consolidated financial statements, and for information on fair value measurement of these MRBs, including how we incorporate our own non-performance risk, see Note 4 to the condensed consolidated financial statements.

Key Assumptions
Key assumptions include:
•    interest rates;
•    equity market returns;
•    market volatility;
•    credit spreads;
•    equity / interest rate correlation;
•    policyholder behavior, including mortality, lapses, withdrawals and benefit utilization estimates of future policyholder behavior are subject to judgement and based primarily on our historical experience;
•    in applying asset growth assumptions for the valuation of MRBs, we use market-consistent assumptions calibrated to observable interest rate and equity option prices
For the fixed index annuity GMxB liability, policyholder funds are projected assuming growth equal to current option values for the current crediting period followed by option budgets for all subsequent crediting periods. Policyholder fund growth projected assuming credited rates are expected to be maintained at a target pricing spread, subject to guaranteed minimums.

VALUATION OF EMBEDDED DERIVATIVES FOR FIXED INDEX ANNUITY AND INDEX UNIVERSAL LIFE PRODUCTS
Fixed index annuity and life products provide growth potential based in part on the performance of market indices. Certain fixed index annuity products offer optional guaranteed benefit features similar to those offered on variable annuity products. Policyholders may elect to rebalance among the various accounts within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the index component by establishing different participation rates or caps on indexed credited rates. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future index growth rates, volatility of the index, future interest rates, and our ability to adjust the participation rate and the cap on indexed credited rates in light of market conditions and policyholder behavior assumptions.
For additional discussion of market risk management related to these product features, see “—Quantitative and Qualitative Disclosures about Market Risk.”
Corebridge | First Quarter 2023 Form 10-Q 153

ITEM 2 | Accounting Policies and Pronouncements
The following table summarizes the sensitivity of changes in certain assumptions for MRBs, Liability for future policyholder benefits, net of reinsurance and embedded derivatives related to index-linked interest credited features, measured as the related hypothetical impact for the three months ended March 31, 2023 balances and the resulting hypothetical impact on pre-tax income and OCI, before hedging:

March 31, 2023	Market Risk Benefits Related to Guaranteed Benefits	Liability for future policyholder benefits net of Reinsurance	Embedded Derivatives Related to Index-Linked Interest Credited Features	Pre-Tax Income	OCI
(in millions)
Assumptions:
Equity Return(a)
Effect of an increase by 20%	$1,206	$—	$(757)	$500	$(51)
Effect of a decrease by 20%	$(1,497)	$—	$588	$(954)	$45
Interest Rate(b)
Effect of an increase by 1%	$1,704	$2,227	$514	$2,293	$2,152
Effect of a decrease by 1%	$(2,275)	$(2,734)	$(664)	$(3,031)	$(2,642)
(a)Represents the net impact of a 20% increase or decrease in the S&P 500 index.
(b)Represents the net impact of 1% parallel shift in the yield curve.
The sensitivity ranges of 20 basis points and 1% are included for illustrative purposes only and do not reflect the changes in net investment spreads, equity return, volatility, interest rate, mortality or lapse used by us in our fair value analyses to value other applicable reserves. Changes different from those illustrated may occur in any period and by different products.
The analysis of MRBs and embedded derivatives is a dynamic process that considers all relevant factors and assumptions described above. We estimate each of the above factors individually, without the effect of any correlation among the key assumptions. An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results. The effects on pre-tax income in the sensitivity analysis table above do not reflect the related effects from our economic hedging program, which utilizes derivative and other financial instruments and is designed so that changes in value of those instruments move in the opposite direction of changes in the guaranteed benefit MRB and embedded derivative liabilities.
For a further discussion on guaranteed benefit features of our variable annuities and the related hedging program, see “—Quantitative and Qualitative Disclosures about Market Risk” included herein and Notes 4, 9 and 11 to the condensed consolidated financial statements.
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
Updating NPR - Remeasurement gains and losses: Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future benefits less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses). The assumptions used to calculate the benefit liabilities are initially set when a policy is issued and a net premium ratio is established. Benefit liabilities are subsequently remeasured periodically to reflect changes in policy assumptions and actual versus expected experience and are recognized as remeasurement gains and losses, a component of policyholder benefits. The assumptions include mortality, morbidity and persistency. These assumptions are typically consistent with pricing inputs at policy issuance. Liabilities are accreted using an upper-medium grade (low credit risk) fixed income instrument yield that is locked-in at policy issuance. The liabilities are remeasured at the balance sheet date using a current upper-medium grade yield with changes in the liabilities reported in AOCI.
For universal life policies with secondary guarantees: We recognize certain liabilities in addition to policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. Universal life account balances are reported in Policyholder contract deposits, while these additional liabilities related to universal life products are reported within Future policy benefits in the Condensed Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on accumulated assessments, with related changes recognized through OCI. The primary policyholder behavior assumptions for these
Corebridge | First Quarter 2023 Form 10-Q 154

ITEM 2 | Accounting Policies and Pronouncements
liabilities include mortality, lapses and premium persistency. The primary capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.
ADOPTION OF ACCOUNTING PRONOUNCEMENTS
See Note 2 to the condensed consolidated financial statements.
Corebridge | First Quarter 2023 Form 10-Q 155

ITEM 2 | Glossary

Glossary
AIG Consolidated Tax Group — the U.S. federal income tax group of which AIG is the common parent.
Credit support annex — a legal document generally associated with an ISDA Master Agreement that provides for collateral postings which could vary depending on ratings and threshold levels.
Reserves Related to Unrealized Appreciation of Investments — an adjustment to benefit reserves for investment-oriented products is recognized to reflect the application of the benefit ratio to the accumulated assessments that would have been recorded if fixed maturity securities available for sale were sold.
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
Fee income — is defined as policy fees plus advisory fees plus other fee income. For our Institutional Markets segment, its SVW products utilize fee income.
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
Market risk benefit — is an amount that a policyholder would receive in addition to the account balance upon the occurrence of a specific event or circumstance, such as death, annuitization, or periodic withdrawal that involves protection from other-than-nominal capital market risk.
Master netting agreement — an agreement between two counterparties who have multiple derivative contracts with each other that provides for the net settlement of all contracts covered by such agreement, as well as pledged collateral, through a single payment, in a single currency, in the event of default on or upon termination of any one such contract.
Non-performance Risk Adjustment — adjusts the valuation of derivatives and MRBs to account for non-performance risk in the fair value measurement of all MRBs and derivative net liability positions.
Noncontrolling interests — the portion of equity ownership in a consolidated subsidiary not attributable to the controlling parent company.
Corebridge | First Quarter 2023 Form 10-Q 156

ITEM 2 | Glossary
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
Spread income — is defined as net investment income less interest credited to policyholder account balances, exclusive of amortization of deferred sales inducement assets. Spread income is comprised of both base spread income and variable investment income. For our Institutional Markets segment, its structured settlements, PRT and GIC products utilize spread income, which includes premiums, net investment income, less interest credited and policyholder benefits and excludes the annual assumption update.
Surrender charge — a charge levied against an investor for the early withdrawal of funds from a life insurance or annuity contract, or for the cancellation of the agreement.
Surrender rate — represents annualized surrenders and withdrawals as a percentage of average reserves and Group Retirement mutual fund assets under administration.
Underwriting margin — for our Life Insurance segment includes premiums, policy fees, other income, net investment income, less interest credited to policyholder account balances and policyholder benefits and excludes the annual assumption update. For our Institutional Markets segment, its Corporate Markets products utilize underwriting margin, which includes premiums, net investment income, policy and advisory fee income, less interest credited and policyholder benefits and excludes the annual assumption update.
Value of business acquired — present value of projected future gross profits from in-force policies of acquired businesses.
Corebridge | First Quarter 2023 Form 10-Q 157

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
“AIG Bermuda” means AIG Life of Bermuda, Ltd, a Bermuda insurance company;
“AIG Group” means American International Group, Inc. and its subsidiaries, including Corebridge Parent and Corebridge Parent’s subsidiaries;
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
“Blackstone IM” means Blackstone ISG-1 Advisors L.L.C.;
“Cap Corp” means AIG Capital Corporation, a Delaware corporation;
“Corebridge”, “we,” “us,” “our” or the “Company” means Corebridge and its subsidiaries, unless the context refers to Corebridge Parent;
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
Corebridge | First Quarter 2023 Form 10-Q 158

ITEM 2 | Certain Important Terms
“Fortitude Re Embedded Derivative” means the embedded derivative contained within the funds withheld payable to Fortitude Re. Because we maintain ownership of the investments supporting our reinsurance agreements with Fortitude Re, we reflect our existing accounting for these assets, which consist primarily of available-for-sale securities, on our balance sheet. We have established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of this derivative are recognized in Net realized gains (losses) on Fortitude Re funds withheld embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets, primarily available-for-sale securities, associated with these reinsurance agreements.
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

Corebridge | First Quarter 2023 Form 10-Q 159

ITEM 2 | Acronyms

`1
Acronyms
•“AATOI” — adjusted after-tax operating income attributable to our common stockholders;
•“ABS” — asset-backed securities;
•“APTOI” — adjusted pre-tax operating income;
•“AUA” — assets under administration;
•“AUM” — assets under management;
•“AUMA” — assets under management and administration;
•“BMA” — Bermuda Monetary Authority;
•“CDO” — collateralized debt obligations;
•“CDS” — credit default swap;
•“CLO” — collateralized loan obligations;
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
•“ISDA” — the International Swaps and Derivatives Association, Inc.;
•“MBS” — mortgage-backed securities;
•“MRB” — market risk benefits;
•“NAIC” — National Association of Insurance Commissioners;
•“NPA” — Non-performance Risk Adjustment;
•“PRT” — pension risk transfer;
•“RBC” — Risk-Based Capital;
•“RMBS” — residential mortgage-backed securities;
•“S&P” — Standard & Poor’s Financial Services LLC;
•“SEC” — the U.S. Securities and Exchange Commission;
•“SVW” — stable value wrap;
•“URR” — unearned revenue reserve;
•“VIE” — variable interest entity;
•“VIX” — volatility index; and
•“VOBA” — value of business acquired.
Corebridge | First Quarter 2023 Form 10-Q 160

ITEM 3 | Quantitative and Qualitative Disclosures about Market Risk
ITEM 3 | Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in “Quantitative and Qualitative Disclosures About Market Risk” in the 2022 Annual Report.
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the first quarter of 2023, Corebridge adopted Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”), which resulted in a change to our recognition and measurement of long-duration contracts. In connection with the adoption of this standard, Corebridge changed processes, systems and controls related to certain of our long-duration contracts. Many of these controls are similar to those previously maintained under the historical GAAP framework but have been updated to reflect changes necessitated by the adoption of LDTI. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Corebridge | First Quarter 2023 Form 10-Q 161

Part II - Other Information

ITEM 1 | Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 14 to the condensed consolidated financial statements in this Quarterly Report.

ITEM 1A | Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in “Risk Factors” in the 2022 Annual Report.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 4 | Mine Safety Disclosures
Not applicable
Exhibit Index

Exhibit Number	Description
10.57*	Corebridge Financial, Inc. Long-Term Incentive Plan, as Amended and Restated March 21, 2023
10.58*	Corebridge Financial, Inc. 2022 Omnibus Incentive, as amended and restated February 16, 2023
10.59*	Corebridge Short-Term Incentive Plan
31.1*	13a-14(a) and Rule 15d-14(a) Certifications
32.1**	Section 1350 Certifications
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements

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
Corebridge | First Quarter 2023 Form 10-Q 162

Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)
/s/ ELIAS HABAYEB
Elias Habayeb
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ CHRISTOPHER FILIAGGI
Christopher Filiaggi
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated May 10, 2023
Corebridge | First Quarter 2023 Form 10-Q 163