Form 10-Q
period 2023-06-30
Corebridge Financial, Inc.
filed 2023-08-04
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2023, there were 635,957,236 shares outstanding of the registrant’s common stock.

COREBRIDGE FINANCIAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

FORM 10-Q

Corebridge | Second Quarter 2023 Form 10-Q 1

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” in our Registration Statement on Form S-1 filed on June 5, 2023 (“June 2023 Registration Statement”) could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•changes in interest rates and changes to credit spreads,
•the deterioration of economic conditions, an economic slowdown or recession, changes in market conditions, weakening in capital markets, volatility in equity markets, inflationary pressures, pressures on the commercial real estate market, stress and instability in the banking sector, geopolitical tensions, including the continued armed conflict between Ukraine and Russia;
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

Corebridge | Second Quarter 2023 Form 10-Q 2

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
•challenges related to compliance with applicable laws incident to being a public company, which is expensive and time-consuming;
•volatility in or declines in the market price of our common stock;
•the impact of AIG selling a controlling interest in our company to an unknown third party in a private transaction, which could include potential conflicts of interest among such third party and other stockholders, and
•applicable insurance laws, which could make it difficult to effect a change of control of our company.
Other risks, uncertainties and factors, including those discussed in “Risk Factors” in the June 2023 Registration Statement, could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in “Risk Factors” in the June 2023 Registration Statement to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
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

Corebridge | Second Quarter 2023 Form 10-Q 3

Corporate Information
We encourage investors and others to frequently visit our website (www.corebridgefinancial.com), including our Investor Relations web pages (investors.corebridgefinancial.com). We announce significant financial and other information to our investors and the public on the Investor Relations web pages, as well as in U.S. Securities and Exchange Commission (“SEC”) filings, in news releases, public conference calls and webcasts, fact sheets and other documents and media. The information found on our website is not incorporated by reference into this Quarterly Report or in any other report or document we submit to the SEC, and any references to our website are intended to be inactive textual references only.

Corebridge | Second Quarter 2023 Form 10-Q 4

Part I – Financial Information

Item 1. | Financial Statements

Corebridge Financial, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	June 30, 2023	December 31, 2022
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $90 in 2023 and $148 in 2022 (amortized cost: 2023 - $179,095; 2022 - $181,274)*	$156,908	$156,793
Other bond securities, at fair value (See Note 5)*	4,240	3,769
Equity securities, at fair value (See Note 5)*	194	170
Mortgage and other loans receivable, net of allowance for credit losses of $689 in 2023 and $600 in 2022*	46,497	44,566
Other invested assets (portion measured at fair value: 2023 - $7,958; 2022 - $7,879)*	10,530	10,418
Short-term investments, including restricted cash of $28 in 2023 and $69 in 2022 (portion measured at fair value: 2023 - $1,590; 2022 - $1,357)*	4,066	4,400
Total investments	222,435	220,116
Cash*	751	552
Accrued investment income*	1,943	1,813
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2023 and $1 in 2022	739	916
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2023 and $0 in 2022	26,733	26,844
Reinsurance assets - other, net of allowance for credit losses and disputes of $66 in 2023 and $84 in 2022	2,578	2,517
Deferred income taxes	8,224	8,831
Deferred policy acquisition costs and value of business acquired	10,715	10,563
Market risk benefit assets, at fair value	954	796
Other assets, including restricted cash of $9 in 2023 and $12 in 2022 (portion measured at fair value: 2023 - $456; 2022 - $299)*	2,680	2,521
Separate account assets, at fair value	89,718	84,853
Total assets	$367,470	$360,322
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$54,288	$50,518
Policyholder contract deposits (portion measured at fair value: 2023 - $6,913; 2022 - $5,464)	159,644	156,058
Market risk benefit liabilities, at fair value	4,977	4,736
Other policyholder funds	2,891	2,885
Fortitude Re funds withheld payable (portion measured at fair value: 2023 - $1,460; 2022 - $1,262)	26,012	26,551
Other liabilities (portion measured at fair value: 2023 - $152; 2022 - $97)*	6,445	9,076
Short-term debt	1,500	1,500
Long-term debt	7,873	7,868
Debt of consolidated investment entities (portion measured at fair value: 2023 - $0; 2022 - $6)*	2,654	5,958
Separate account liabilities	89,718	84,853
Total liabilities	$356,002	$350,003
Contingencies, commitments and guarantees (See Note 14)
Corebridge Shareholders' equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2023 - 648,144,926 and 2022 645,000,000	6	6
Treasury stock, at cost; 2023 - 12,187,690 shares and 2022 - 0 shares	(202)	—
Additional paid-in capital	8,128	8,030
Retained earnings	17,811	18,207
Accumulated other comprehensive loss	(15,182)	(16,863)
Total Corebridge Shareholders' equity	10,561	9,380
Non-redeemable noncontrolling interests	907	939
Total equity	11,468	10,319
Total liabilities and equity	$367,470	$360,322
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Second Quarter 2023 Form 10-Q 5

Corebridge Financial, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2023	2022	2023	2022
Revenues:
Premiums	$2,443	$1,011	$4,548	$1,746
Policy fees	694	729	1,392	1,459
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,444	2,098	4,745	4,401
Net investment income - Fortitude Re funds withheld assets	270	182	664	460
Total net investment income	2,714	2,280	5,409	4,861
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	(312)	186	(765)	359
Net realized losses on Fortitude Re funds withheld assets	(130)	(60)	(110)	(183)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	122	2,394	(903)	5,231
Total net realized gains (losses)	(320)	2,520	(1,778)	5,407
Advisory fee income	115	117	231	248
Other income	111	133	217	309
Total revenues	5,757	6,790	10,019	14,030
Benefits and expenses:
Policyholder benefits (includes remeasurement (gains) losses of $93 and $80 for the three months ended June 30, 2023 and 2022, and $157 and $227, for the six months ended June 30, 2023 and 2022,respectively)	2,876	1,429	5,371	2,597
Change in the fair value of market risk benefits, net	(262)	(45)	(66)	(278)
Interest credited to policyholder account balances	1,078	907	2,104	1,785
Amortization of deferred policy acquisition costs and value of business acquired	258	252	514	495
Non-deferrable insurance commissions	153	151	289	295
Advisory fee expenses	64	65	129	136
General operating expenses	604	577	1,186	1,163
Interest expense	134	127	306	208
Net (gain) loss on divestitures	(59)	1	(56)	3
Total benefits and expenses	4,846	3,464	9,777	6,404
Income before income tax expense (benefit)	911	3,326	242	7,626
Income tax expense (benefit)	160	652	(56)	1,511
Net income	751	2,674	298	6,115
Less:
Net income (loss) attributable to noncontrolling interests	(20)	80	(14)	155
Net income attributable to Corebridge	$771	$2,594	$312	$5,960

Income (loss) per common share attributable to Corebridge common shareholders:
Common stock - Basic	$1.18	$4.02	$0.48	$9.24
Common stock - Diluted	$1.18	$4.02	$0.48	$9.24

Weighted averages shares outstanding:
Common stock - Basic	650.7	645.0	650.8	645.0
Common stock - Diluted	652.2	645.0	652.5	645.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Second Quarter 2023 Form 10-Q 6

Corebridge Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$751	$2,674	$298	$6,115
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	43	49	73	(2)
Change in unrealized appreciation (depreciation) of all other investments	(1,484)	(12,419)	1,648	(25,795)
Change in fair value of market risk benefits attributable to changes in our own credit risk	(189)	581	(115)	1,363
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	486	1,765	21	3,997
Change in cash flow hedges	(6)	(8)	(10)	169
Change in foreign currency translation adjustments	36	(47)	72	(70)
Change in retirement plan liabilities	—	(1)	2	(1)
Other comprehensive income (loss)	(1,114)	(10,080)	1,691	(20,339)
Comprehensive income (loss)	(363)	(7,406)	1,989	(14,224)
Less:
Comprehensive income attributable to noncontrolling interests	(19)	80	(4)	155
Comprehensive income (loss) attributable to Corebridge	$(344)	$(7,486)	$1,993	$(14,379)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Second Quarter 2023 Form 10-Q 7

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity

(in millions)	Common Stock	Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended June 30, 2023
Balance, beginning of period	$6	$—	$—	$—	$8,024	$17,592	$(14,067)	$11,555	$910	$12,465
Purchase of common stock	—	—	—	(202)	—	—	—	(202)	—	(202)
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	771	—	771	(20)	751
Dividends on common stock	—	—	—	—	—	(551)	—	(551)	—	(551)
Other comprehensive income, net of tax	—	—	—	—	—	—	(1,115)	(1,115)	1	(1,114)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	18	18
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Other	—	—	—	—	104	(1)	—	103	1	104
Balance, end of period	$6	$—	$—	$(202)	$8,128	$17,811	$(15,182)	$10,561	$907	$11,468
Six Months Ended June 30, 2023
Balance, beginning of year	$6	$—	$—	$—	$8,030	$18,207	$(16,863)	$9,380	$939	$10,319
Purchase of common stock	—	—	—	(202)	—	—	—	(202)	—	(202)
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	312	—	312	(14)	298
Dividends on common stock	—	—	—	—	—	(700)	—	(700)	—	(700)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,681	1,681	10	1,691
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	43	43
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(53)	(53)
Other	—	—	—	—	98	(8)	—	90	1	91
Balance, end of period	$6	$—	$—	$(202)	$8,128	$17,811	$(15,182)	$10,561	$907	$11,468

Corebridge | Second Quarter 2023 Form 10-Q 8

(in millions)	Common Stock	Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended June 30, 2022
Balance, beginning of period*	$6	$—	$—	$—	$8,034	$14,014	$(2,026)	$20,028	$1,565	$21,593
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	2,594	—	2,594	79	2,673
Dividends on common stock	—	—	—	—	—	(290)	—	(290)	—	(290)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(10,080)	(10,080)	—	(10,080)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(438)	(438)
Other	—	—	—	—	(1)	—	—	(1)	(7)	(8)
Balance, end of period	$6	$—	$—	$—	$8,033	$16,318	$(12,106)	$12,251	$1,208	$13,459
Six Months Ended June 30, 2022
Balance, beginning of period	$—	$5	$1	$—	$8,054	$10,937	$8,233	$27,230	$1,759	$28,989
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	5,960	—	5,960	155	6,115
Dividends on common stock	—	—	—	—	—	(580)	—	(580)	—	(580)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(20,339)	(20,339)	—	(20,339)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	23	23
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(718)	(718)
Other	—	—	—	—	(21)	1	—	(20)	(11)	(31)
Reorganization transactions	6	(5)	(1)	—	—	—	—	—	—	—
Balance, end of period	$6	$—	$—	$—	$8,033	$16,318	$(12,106)	$12,251	$1,208	$13,459
* Balance, beginning of period has been updated to reflect the adoption of long-duration targets improvements. See Note 2.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Second Quarter 2023 Form 10-Q 9

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income (loss)	$298	$6,115
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	330	367
Net (gain) loss on divestitures	(56)	3
Unrealized (gains) losses in earnings - net	835	(183)
Change in the fair value of market risk benefits in earnings, net	(363)	(541)
Equity in income from equity method investments, net of dividends or distributions	(2)	(120)
Depreciation and other amortization	239	323
Changes in operating assets and liabilities:
Insurance liabilities	399	153
Premiums and other receivables and payables - net	(124)	(110)
Funds held relating to Fortitude Re Reinsurance contracts	(83)	(6,352)
Reinsurance assets and funds held under reinsurance treaties	317	735
Capitalization of deferred policy acquisition costs	(628)	(519)
Current and deferred income taxes - net	178	655
Other, net	232	9
Total adjustments	1,274	(5,580)
Net cash provided by operating activities	1,572	535
Cash flows from investing activities:
Proceeds from (payments for)
sales or distributions of:
Available-for-sale securities	5,534	8,096
Other securities	470	303
Other invested assets	563	1,162
Divestitures, net	32	—
Maturities of fixed maturity securities available for sale	4,040	5,441
Principal payments received on mortgage and other loans receivable	2,441	2,880
Purchases of:
Available-for-sale securities	(7,947)	(10,437)
Other securities	(821)	(1,818)
Other invested assets	(552)	(753)
Mortgage and other loans receivable	(4,345)	(7,250)
Acquisition of businesses, net of cash and restricted cash acquired	(5)	(107)
Net change in short-term investments	20	261
Net change in derivative assets and liabilities	(458)	203
Other, net	138	(436)
Net cash used in investing activities	(890)	(2,455)
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	15,920	12,491
Policyholder contract withdrawals	(12,801)	(9,467)
Issuance of long-term debt	—	6,461
Issuance of short-term debt	—	12
Issuance of debt of consolidated investment entities	146	789
Repayments of short-term debt	—	(6,450)
Maturities and repayments of debt of consolidated investment entities	(290)	(917)
Dividends paid on common stock	(700)	(580)
Distributions to noncontrolling interests	(54)	(236)
Contributions from noncontrolling interests	43	23
Net change in securities lending and repurchase agreements	(2,524)	(223)
Repurchase of common stock	(200)	—
Other, net	(70)	(51)
Net cash provided by (used in) financing activities	(530)	1,852
Effect of exchange rate changes on cash and restricted cash	3	(4)
Net increase (decrease) in cash and restricted cash	155	(72)
Cash and restricted cash at beginning of year	633	601
Cash and restricted cash at end of year	$788	$529
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Second Quarter 2023 Form 10-Q 10

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

Supplementary Disclosure of Consolidated Cash Flow Information

	Six Months Ended June 30,
(in millions)	2023	2022
Cash	$751	$457
Restricted cash included in short-term investments*	28	68
Restricted cash included in other assets*	9	4
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$788	$529

Cash (received) paid during the period for:
Interest	$305	$113
Taxes	(235)	856
Non-cash investing activities:
Fixed maturity securities, designated available for sale, received in connection with pension risk transfer transactions	(2,818)	—
Fixed maturity securities, designated available for sale, transferred in connection with reinsurance transactions	439	204
Fixed maturity securities, designated fair value option, transferred in connection with reinsurance transactions	17	—
Equity securities distributed in lieu of cash to non-consolidated Corebridge affiliate	—	94
Other invested assets securities distributed in lieu of cash to non-consolidated Corebridge affiliate	—	413
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	2,145	1,762
Fee income debited to policyholder contract deposits included in financing activities	(1,044)	(844)
Non-cash capital contributions	16	—
Distribution in lieu of cash, in equity securities, to non-consolidated Corebridge affiliate	—	(94)
Distribution in lieu of cash, in Other invested assets securities, to non-consolidated Corebridge affiliate	—	(413)
*Primarily includes funds held for tax sharing payments to Corebridge Parent, security deposits.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Second Quarter 2023 Form 10-Q 11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Overview and Basis of Presentation

1. Overview and Basis of Presentation
Corebridge Financial, Inc. (“Corebridge Parent”) is a leading provider of retirement solutions and life insurance products in the United States. Our primary business operations consist of sales of individual and group annuities and life insurance products to individuals and institutional markets. Corebridge Parent common stock, par value $0.01 per share, is listed on the New York Stock Exchange (NYSE:CRBG). The terms “Corebridge,” “we,” “us,” “our” or the “Company” mean Corebridge Parent and its consolidated subsidiaries, unless the context refers to Corebridge Parent only. Subsidiaries of Corebridge Parent include: AGC Life Insurance Company (“AGC”), American General Life Insurance Company (“AGL”), The Variable Annuity Life Insurance Company (“VALIC”), The United States Life Insurance Company in the City of New York (“USL”), AIG Life of Bermuda, Ltd. (“AIG Bermuda”), AIG Life Ltd. (“AIG Life (United Kingdom)”), Laya Healthcare Ltd. (“Laya”) and SAFG Capital LLC and its subsidiaries.
These unaudited Condensed Consolidated Financial Statements present the results of operations, financial condition and cash flows of the Company. On September 19, 2022, we completed an initial public offering (the “IPO”) in which American International Group, Inc. (“AIG Parent”) sold 80,000,000 shares of Corebridge Parent common stock to the public. On June 12, 2023, AIG closed a secondary offering of 74,750,000 shares of Corebridge Parent common stock. As of June 30, 2023, AIG owns 65.3% of the outstanding common stock of Corebridge Parent. AIG Parent is a publicly traded entity, listed on the New York Stock Exchange (NYSE:AIG). The term “AIG” means AIG Parent and its consolidated subsidiaries, unless the context refers to AIG Parent only.
During the six months ended June 30, 2023, Corebridge repurchased approximately 12.2 million shares of Corebridge common stock, of which approximately 11.0 million shares were from AIG and 1.2 million shares were from Blackstone.
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

Corebridge | Second Quarter 2023 Form 10-Q 12

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies with the exception of the policies listed below which were impacted by the adoption of LDTI. For additional information on our significant accounting policies not impacted by the adoption of LDTI, see Note 2 to the Consolidated Financial Statements in the June 2023 Registration Statement.
The following list identifies our significant accounting policies presented in other Notes to these Condensed Consolidated Financial Statements, with a reference to the Note where a detailed description can be found:
Note 5. Investments
•Net realized gains (losses)
Note 7. Reinsurance
•Reinsurance assets – net of allowance
Note 10. Deferred Policy Acquisition Costs
•Deferred policy acquisition costs (“DAC”)
•Value of business acquired (“VOBA”)
•Deferred sales inducements (“DSI”)
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
For limited payment contracts, premiums are due over a significantly shorter period than the period over which benefits are provided. Prior to the adoption of LDTI effective on January 1, 2021, the difference between the gross premium received and the net premium was deferred and recognized in premiums in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This Deferred Profit Liability (“DPL”) was recorded in the Condensed Consolidated Balance Sheets in Other policyholder funds. After January 1, 2021, the difference between the gross premium received and recorded as revenue and the net premium is deferred and recognized in Policyholder benefits in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This DPL is recorded in the Condensed Consolidated Balance Sheets in Future policy benefits for life and accident and health insurance contracts.
Premiums on short-duration accident and health policies are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums includes the portion of premiums written relating to the unexpired terms of coverage. This unearned revenue reserve (“URR”) is recorded in the Condensed Consolidated Balance Sheets in Other policyholder funds.
Prior to the adoption of LDTI effective on January 1, 2021, reinsurance premiums ceded under yearly renewable term (“YRT”) reinsurance agreements were recognized as a reduction in revenues over the period the reinsurance coverage was utilized in proportion to the risks to which the premiums relate, while premiums ceded under modified coinsurance (“modco”) treaties were recognized when due. After January 1, 2021, all reinsurance premiums ceded are recognized when due, following a ceded net premium ratio (“NPR”) methodology that also accrues a proportionate amount of estimated benefits.
Reinsurance premiums for assumed business are estimated based on information received from ceding companies and reinsurers. Any subsequent differences that arise regarding such estimates are recorded in the periods in which they are determined.

Corebridge | Second Quarter 2023 Form 10-Q 13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. Summary of Significant Accounting Policies
Amounts received as payment for investment-oriented contracts such as universal life, variable annuities, fixed annuities, and fixed index annuities, are reported as deposits to Policyholder contract deposits or Separate account liabilities, as applicable. Revenues from these contracts are recorded in policy fees and consist of policy charges for the cost of insurance, policy administration charges, surrender charges and amortization of URR. Policy fees are recognized as revenues in the period in which they are assessed against policyholders, unless the fees are designed to compensate Corebridge for services to be provided in the future. Prior to the adoption of LDTI effective on January 1, 2021, fees deferred as unearned revenue were amortized in relation to the incidence of estimated gross profits (“EGPs”) to be realized over the estimated lives of the contracts. After January 1, 2021, fees deferred as unearned revenue are amortized on a constant level basis over the estimated lives of the contracts, consistent with the amortization of deferred acquisition costs. This URR is recorded in the Condensed Consolidated Balance Sheets in Other policyholder funds.
ADOPTION OF LONG DURATION TARGETED IMPROVEMENTS
Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity.
The Company adopted the standard on January 1, 2023 using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs. The Company also adopted the standard in relation to MRBs on a full retrospective basis. As of the transition date, the impact of the adoption of the standard was a net decrease to beginning Accumulated other comprehensive income (loss) (“AOCI”) of $2.3 billion and a net increase to beginning Shareholders’ net investment of $1.2 billion primarily driven by (1) changes related to MRBs in our Individual Retirement and Group Retirement segments, including the impact of non-performance risk adjustments which reclassified the portion of the changes in fair value attributable to non-performance risk from Shareholders' net investment to AOCI, (2) changes to the discount rate used to measure the liability for future policy benefits which most significantly impacted our Life Insurance and Institutional Markets segments, and (3) the removal of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments. The condensed consolidated financial statements as of December 31, 2022 and for six months ended June 30, 2022 have been adjusted to reflect the effects of applying the standard.
The accounting for the Fortitude Reinsurance Company Ltd. (“Fortitude Re”) reinsurance assets, including the discount rates, continued to be calculated using the same methodology and assumptions as the direct policies, and therefore have been recalculated on an LDTI basis. The accounting for reinsurance transactions between the Company and Fortitude Re structured as modco remained unchanged.
Market risk benefits: The standard requires the measurement of all MRBs (e.g., living benefit and death benefit guarantees associated with variable annuities) associated with deposit (or account balance) contracts at fair value at each reporting period. Changes in fair value compared to prior periods are recorded and presented separately within the income statement, with the exception of our own credit risk changes (non-performance adjustments), which are recognized in Other comprehensive income (loss) (“OCI”). MRBs impacted both Shareholders’ net investment and AOCI upon transition.
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
In addition to the above, the standard also:
•Requires the review and, if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and parenthetical presentation of any resulting re-measurement gain or loss in Policyholder benefits (except for discount rate changes as noted above) in the Condensed Consolidated Statements of Income (Loss). For additional information, see Note 11.
•Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts and no longer requires an impairment test. For additional information, see Note 10.

Corebridge | Second Quarter 2023 Form 10-Q 14

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
The following table presents the impacts in connection with the adoption of LDTI, effective as of January 1, 2021, as well as cross references to the applicable notes herein for additional information:

	Balance, Beginning of Year	Cumulative Effect Adjustment as of January 1, 2021	Updated Balances Post-Adoption of LDTI
(in millions)
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes(a)	$29,158	$7,666	$36,824
Reinsurance assets - other, net of allowance for credit losses and disputes(a)	2,707	433	3,140
Deferred income taxes	3,640	310	3,950
Deferred policy acquisition costs and value of business acquired(b)	7,363	3,137	10,500
Market risk benefit assets(c)	—	338	338
Other assets(d)	3,428	396	3,824
Total assets	410,155	12,280	422,435
Future policy benefits for life and accident and health insurance contracts(e)	54,660	10,522	65,182
Policyholder contract deposits(e)	154,892	(6,471)	148,421
Market risk benefit liabilities(c)	—	8,739	8,739
Other policyholder funds(f)	2,492	248	2,740
Other liabilities(g)	9,954	399	10,353
Total liabilities	370,323	13,437	383,760
Shareholders’ net investment(h)	22,579	1,192	23,771
Accumulated other comprehensive income(h)	14,653	(2,349)	12,304
Total Corebridge Shareholders' net investment	37,232	(1,157)	36,075
Total equity	39,781	(1,157)	38,624
Total liabilities, redeemable noncontrolling interest and shareholder’s net investment	410,155	12,280	422,435
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

Corebridge | Second Quarter 2023 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. Summary of Significant Accounting Policies
The following table presents the impacts in connection with the adoption of LDTI, effective as of January 1, 2021, on our previously reported Condensed Consolidated Balance Sheet as of December 31, 2022:

December 31, 2022	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes	$27,794	$(950)	$26,844
Reinsurance assets - other, net of allowance for credit losses and disputes	2,980	(463)	2,517
Deferred income taxes	9,162	(331)	8,831
Deferred policy acquisition costs and value of business acquired	13,179	(2,616)	10,563
Market risk benefit assets	—	796	796
Other assets	2,852	(331)	2,521
Total assets	364,217	(3,895)	360,322
Future policy benefits for life and accident and health insurance contracts	57,266	(6,748)	50,518
Policyholder contract deposits	158,966	(2,908)	156,058
Market risk benefit liabilities	—	4,736	4,736
Other policyholder funds	3,331	(446)	2,885
Other liabilities	8,775	301	9,076
Total liabilities	355,068	(5,065)	350,003
Retained earnings	16,121	2,086	18,207
Accumulated other comprehensive income	(15,947)	(916)	(16,863)
Total Corebridge Shareholders' equity	8,210	1,170	9,380
Total equity	9,149	1,170	10,319
Total liabilities, redeemable noncontrolling interest and equity	364,217	(3,895)	360,322
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statement of Income (Loss) for the six months ended June 30, 2022*:

Six Months Ended June 30, 2022	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions, except per common share data)
Revenues:
Premiums	$1,741	$5	$1,746
Policy fees	1,506	(47)	1,459
Total net realized gains (losses)	7,004	(1,597)	5,407
Total revenues	15,669	(1,639)	14,030
Benefits and expenses:
Policyholder benefits	2,942	(345)	2,597
Change in the fair value of market risk benefits, net	—	(278)	(278)
Interest credited to policyholder account balances	1,781	4	1,785
Amortization of deferred acquisition costs and value of business acquired	974	(479)	495
Non-deferrable insurance commissions	325	(30)	295
Total benefits and expenses	7,532	(1,128)	6,404
Income (loss) before income tax expense (benefit)	8,137	(511)	7,626
Income tax expense (benefit):	1,618	(107)	1,511
Net income (loss)	6,519	(404)	6,115
Net income (loss) attributable to Corebridge	6,364	(404)	5,960
Income (loss) per common share attributable to Corebridge common shareholders:
Common stock - Basic	$9.87	$(0.63)	$9.24
Common stock - Diluted	$9.87	$(0.63)	$9.24
* The three months ended June 30, 2022 information has been excluded as it has not been previously reported.

Corebridge | Second Quarter 2023 Form 10-Q 16

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. Summary of Significant Accounting Policies
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2022*:

Six Months Ended June 30, 2022	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Net income	$6,519	$(404)	$6,115
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	1	(3)	(2)
Change in unrealized appreciation (depreciation) of all other investments	(21,063)	(4,732)	(25,795)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	1,363	1,363
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	—	3,997	3,997
Change in foreign currency translation adjustments	(72)	2	(70)
Other comprehensive income (loss)	(20,966)	627	(20,339)
Comprehensive income (loss)	(14,447)	223	(14,224)
Comprehensive income (loss) attributable to Corebridge	(14,602)	223	(14,379)
* The three months ended June 30, 2022 information has been excluded as it has not been previously reported.
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022:

Six Months Ended June 30, 2022	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Cash flows from operating activities:
Net income	$6,519	$(404)	$6,115
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized gains in earnings - net	(2,089)	1,906	(183)
Change in the fair value of market risk benefits in earnings, net	—	(541)	(541)
Depreciation and other amortization	828	(505)	323
Changes in operating assets and liabilities:
Insurance liabilities	850	(697)	153
Premiums and other receivables and payables - net	(90)	(20)	(110)
Reinsurance assets and funds held under reinsurance treaties	263	472	735
Capitalization of deferred policy acquisition costs	(488)	(31)	(519)
Current and deferred income taxes - net	762	(107)	655
Other, net	116	(107)	9
Total adjustments	(5,950)	370	(5,580)
Net cash provided by operating activities	569	(34)	535
Cash flows from financing activities:
Policyholder contract deposits	$12,457	$34	$12,491
Net cash provided by financing activities	$1,818	$34	$1,852
ACCOUNTING STANDARDS ADOPTED DURING 2023
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

Corebridge | Second Quarter 2023 Form 10-Q 17

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

Corebridge | Second Quarter 2023 Form 10-Q 18

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Investment-related adjustments:
APTOI excludes “Net realized gains (losses)”, including changes in the allowance for credit losses on available-for-sale securities and loans, as well as gains or losses from sales of securities, except for gains (losses) related to the disposition of real estate investments. Net realized gains (losses), except for gains (losses) related to the disposition of real estate investments, are excluded as the timing of sales on invested assets or changes in allowances depend largely on market credit cycles and can vary considerably across periods. In addition, changes in interest rates may create opportunistic scenarios to buy or sell invested assets. Our derivative results, including those used to economically hedge insurance liabilities or are recognized as embedded derivatives at fair value are also included in Net realized gains (losses) and are similarly excluded from APTOI except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedges or for asset replication. Earned income on such economic hedges is reclassified from Net realized gains and losses to specific APTOI line items based on the economic risk being hedged (e.g., Net investment income and Interest credited to policyholder account balances).
Market Risk Benefits adjustments:
Certain of our variable annuity, fixed annuity and fixed index annuity contracts contain guaranteed minimum withdrawal benefits (“GMWBs”) and/or guaranteed minimum death benefits (“GMDBs”) which are accounted for as MRBs. Changes in the fair value of these MRBs (excluding changes related to our own credit risk), including certain rider fees attributed to the MRBs, along with changes in the fair value of derivatives used to hedge MRBs are recorded through “Change in the fair value of MRBs, net” and are excluded from APTOI.
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

Corebridge | Second Quarter 2023 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended June 30, 2023
Premiums	$66	$4	$443	$1,911	$20	$—	$2,444	$(1)	$2,443
Policy fees	172	102	371	49	—	—	694	—	694
Net investment income(a)	1,224	504	327	407	19	(1)	2,480	234	2,714
Net realized gains (losses)(a)(b)	—	—	—	—	1	—	1	(321)	(320)
Advisory fee and other income	108	76	26	—	16	—	226	—	226
Total adjusted revenues	1,570	686	1,167	2,367	56	(1)	5,845	(88)	5,757
Policyholder benefits	71	6	721	2,081	(3)	—	2,876	—	2,876
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(262)	(262)
Interest credited to policyholder account balances	553	294	85	133	—	—	1,065	13	1,078
Amortization of deferred policy acquisition costs	138	20	98	2	—	—	258	—	258
Non-deferrable insurance commissions	94	33	21	4	1	—	153	—	153
Advisory fee expenses	36	29	(1)	—	—	—	64	—	64
General operating expenses	104	107	167	21	85	—	484	120	604
Interest expense	—	—	—	—	129	—	129	5	134
Net (gain) loss on divestitures	—	—	—	—	—	—	—	(59)	(59)
Total benefits and expenses	996	489	1,091	2,241	212	—	5,029	(183)	4,846
Noncontrolling interests	—	—	—	—	20	—	20
Adjusted pre-tax operating income (loss)	$574	$197	$76	$126	$(136)	$(1)	$836
Adjustments to:
Total revenue							(88)
Total expenses							(183)
Noncontrolling interests							(20)
Income before income tax (benefit)							$911		$911
Three Months Ended June 30, 2022
Premiums	$60	$5	$440	$496	$21	$—	$1,022	$(11)	$1,011
Policy fees	186	104	390	49	—	—	729	—	729
Net investment income(a)	901	488	350	239	136	(5)	2,109	171	2,280
Net realized gains (losses)(a)(b)	—	—	—	—	—	—	—	2,520	2,520
Advisory fee and other income	115	73	30	—	32	(5)	245	5	250
Total adjusted revenues	1,262	670	1,210	784	189	(10)	4,105	2,685	6,790
Policyholder benefits	77	13	734	612	—	—	1,436	(7)	1,429
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(45)	(45)
Interest credited to policyholder account balances	466	286	87	71	—	—	910	(3)	907
Amortization of deferred policy acquisition costs	126	20	104	2	—	—	252	—	252
Non-deferrable insurance commissions	86	30	29	5	1	—	151	—	151
Advisory fee expenses	35	30	—	—	—	—	65	—	65
General operating expenses	107	112	159	18	96	(6)	486	91	577
Interest expense	—	—	—	—	128	(14)	114	13	127
Net (gain) loss on divestitures	—	—	—	—	—	—	—	1	1
Total benefits and expenses	897	491	1,113	708	225	(20)	3,414	50	3,464
Noncontrolling interests	—	—	—	—	(80)	—	(80)
Adjusted pre-tax operating income (loss)	$365	$179	$97	$76	$(116)	$10	$611
Adjustments to:
Total revenue							2,685
Total expenses							50
Noncontrolling interests							80
Income before income tax (benefit)							$3,326		$3,326

Corebridge | Second Quarter 2023 Form 10-Q 20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Six Months Ended June 30, 2023
Premiums	$144	$10	$868	$3,486	$40	$—	$4,548	$—	$4,548
Policy fees	346	202	746	98	—	—	1,392	—	1,392
Net investment income(a)	2,352	1,004	644	739	87	(11)	4,815	594	5,409
Net realized gains (losses)(a)(b)	—	—	—	—	5	—	5	(1,783)	(1,778)
Advisory fee and other income	211	152	55	—	30	—	448	—	448
Total adjusted revenues	3,053	1,368	2,313	4,323	162	(11)	11,208	(1,189)	10,019
Policyholder benefits	136	15	1,429	3,799	(3)	—	5,376	(5)	5,371
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(66)	(66)
Interest credited to policyholder account balances	1,072	585	167	256	—	—	2,080	24	2,104
Amortization of deferred policy acquisition costs	275	41	194	4	—	—	514	—	514
Non-deferrable insurance commissions	180	61	38	9	1	—	289	—	289
Advisory fee expenses	70	58	1	—	—	—	129	—	129
General operating expenses	212	225	326	44	176	—	983	203	1,186
Interest expense	—	—	—	—	301	(10)	291	15	306
Net (gain) loss on divestitures	—	—	—	—	—	—	—	(56)	(56)
Total benefits and expenses	1,945	985	2,155	4,112	475	(10)	9,662	115	9,777
Noncontrolling interests	—	—	—	—	14	—	14
Adjusted pre-tax operating income (loss)	$1,108	$383	$158	$211	$(299)	$(1)	$1,560
Adjustments to:
Total revenue							(1,189)
Total expenses							115
Noncontrolling interests							(14)
Income before income tax expense (benefit)							$242		$242

Six Months Ended June 30, 2022
Premiums	$116	$13	$865	$734	$42	$—	$1,770	$(24)	$1,746
Policy fees	371	218	774	96	—	—	1,459	—	1,459
Net investment income(a)	1,884	1,015	706	503	322	(10)	4,420	441	4,861
Net realized gains (losses)(a)(b)	—	—	—	—	11	—	11	5,396	5,407
Advisory fee and other income	238	158	66	1	70	—	533	24	557
Total adjusted revenues	2,609	1,404	2,411	1,334	445	(10)	8,193	5,837	14,030
Policyholder benefits	143	23	1,478	962	—	—	2,606	(9)	2,597
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(278)	(278)
Interest credited to policyholder account balances	920	570	172	130	—	—	1,792	(7)	1,785
Amortization of deferred policy acquisition costs	245	39	208	3	—	—	495	—	495
Non-deferrable insurance commissions	178	58	47	11	1	—	295	—	295
Advisory fee expenses	72	64	—	—	—	—	136	—	136
General operating expenses	218	229	325	37	200	1	1,010	153	1,163
Interest expense	—	—	—	—	205	(21)	184	24	208
Net (gain) loss on divestitures	—	—	—	—	—	—	—	3	3
Total benefits and expenses	1,776	983	2,230	1,143	406	(20)	6,518	(114)	6,404
Noncontrolling interests	—	—	—	—	(155)	—	(155)
Adjusted pre-tax operating income (loss)	$833	$421	$181	$191	$(116)	$10	$1,520
Adjustments to:
Total revenue							5,837
Total expenses							(114)
Noncontrolling interests							155
Income before income tax expense (benefit)							$7,626		$7,626
(a)Adjustments include Fortitude Re activity of $262 million and $2,516 million for the three months ended June 30, 2023 and 2022, respectively, and $(349) million and $5,508 million for the six months ended June 30, 2023 and 2022, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.

Corebridge | Second Quarter 2023 Form 10-Q 21

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
VALUATION METHODOLOGIES OF FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
There were no changes to valuation methodologies of financial instruments measured at fair value with the exception of the valuation methodologies listed below which were impacted by the adoption of LDTI. For additional information on valuation methodologies not impacted by the adoption of LDTI, see Note 4 to the Consolidated Financial Statements in the June 2023 Registration Statement.
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

Corebridge | Second Quarter 2023 Form 10-Q 22

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

Option pricing models are used to estimate the fair value of embedded derivatives in our fixed index annuity and life contracts, taking into account the capital market assumptions for future index growth rates, volatility of the index, future interest rates, and our ability to adjust the participation rate and the cap on fixed index credited rates in light of market conditions and policyholder behavior assumptions.
Projected cash flows are discounted using the interest rate swap curve (“swap curve”), which is viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, SOFR or LIBOR) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of MRBs and embedded derivatives associated with variable annuity, fixed annuity, fixed index annuity and life contracts. The non-performance risk adjustment (“NPA”) reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows. The non-performance risk adjustment is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our insurance operations companies. The corporate credit indices are observable for the first 30 years. For years 30 to 50, the yield is derived using market observable yields. Yields for years 50 to 100 are extrapolated using a flat forward approach, maintaining a constant forward spread through the period. MRBs are measured using a non-performance risk adjustment that is a locked-in estimate of our claims-paying ability at policy issue (“locked-in NPA”) as well as a non-performance risk adjustment that reflects an estimate of our current claims-paying ability (“current NPA”).
When MRBs are remeasured each period, both the interest rates and current non-performance risk adjustment are updated. Changes in the swap curve and the time value accretion of the at-issue non-performance risk adjustment are recorded to net income while the difference between the MRBs measured using the at-issue non-performance risk adjustment and the current non-performance risk adjustment is recorded to OCI. For embedded derivatives, changes in the interest rates and the period-over-period change in the non-performance risk adjustment are recorded to net income.

Corebridge | Second Quarter 2023 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$—	$1,227	$—	$—	$—	$1,227
Obligations of states, municipalities and political subdivisions	—	5,029	853	—	—	5,882
Non-U.S. governments	—	4,054	—	—	—	4,054
Corporate debt	—	100,290	1,303	—	—	101,593
RMBS(b)	—	6,892	5,753	—	—	12,645
CMBS	—	9,263	505	—	—	9,768
CLO(c)	—	8,054	1,708	—	—	9,762
ABS	—	850	11,127	—	—	11,977
Total bonds available for sale	—	135,659	21,249	—	—	156,908
Other bond securities:
U.S. government and government sponsored entities	—	—	—	—	—	—
Obligations of states, municipalities and political subdivisions	—	52	3	—	—	55
Non-U.S. governments	—	19	—	—	—	19
Corporate debt	—	2,223	110	—	—	2,333
RMBS(d)	—	150	112	—	—	262
CMBS	—	225	26	—	—	251
CLO(e)	—	342	25	—	—	367
ABS	—	89	864	—	—	953
Total other bond securities	—	3,100	1,140	—	—	4,240
Equity securities	50	100	44	—	—	194
Other invested assets(f)	—	—	1,914	—	—	1,914
Derivative assets:
Interest rate contracts	—	1,315	328	—	—	1,643
Foreign exchange contracts	—	1,152	—	—	—	1,152
Equity contracts	11	602	661	—	—	1,274
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	15	—	—	15
Counterparty netting and cash collateral	—	—	—	(2,790)	(838)	(3,628)
Total derivative assets	11	3,069	1,004	(2,790)	(838)	456
Short-term investments	8	1,582	—	—	—	1,590
Market risk benefit assets	—	—	954	—	—	954
Separate account assets	86,579	3,139	—	—	—	89,718
Total	$86,648	$146,649	$26,305	$(2,790)	$(838)	$255,974
Liabilities:
Policyholder contract deposits(g)	$—	$100	$6,813	$—	$—	$6,913
Derivative liabilities:
Interest rate contracts	—	2,281	—	—	—	2,281
Foreign exchange contracts	—	355	—	—	—	355
Equity contracts	23	304	22	—	—	349
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	—	—	—	—
Counterparty netting and cash collateral	—	—	—	(2,790)	(43)	(2,833)
Total derivative liabilities	23	2,940	22	(2,790)	(43)	152
Fortitude Re funds withheld payable(h)	—	—	1,460	—	—	1,460
Market risk benefit liabilities	—	—	4,977	—	—	4,977
Debt of consolidated investment entities	—	—	—	—	—	—
Total	$23	$3,040	$13,272	$(2,790)	$(43)	$13,502

Corebridge | Second Quarter 2023 Form 10-Q 24

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

December 31, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$—	$1,198	$—	$—	$—	$1,198
Obligations of states, municipalities and political subdivisions	—	5,121	805	—	—	5,926
Non-U.S. governments	—	4,392	—	—	—	4,392
Corporate debt	—	102,724	1,968	—	—	104,692
RMBS(b)	—	6,274	5,670	—	—	11,944
CMBS	—	9,350	718	—	—	10,068
CLO(c)	—	6,516	1,670	—	—	8,186
ABS	—	792	9,595	—	—	10,387
Total bonds available for sale	—	136,367	20,426	—	—	156,793
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	37	—	—	—	37
Non-U.S. governments	—	22	—	—	—	22
Corporate debt	—	1,805	417	—	—	2,222
RMBS(d)	—	58	107	—	—	165
CMBS	—	204	28	—	—	232
CLO(e)	—	268	11	—	—	279
ABS	—	71	741	—	—	812
Total other bond securities	—	2,465	1,304	—	—	3,769
Equity securities	141	3	26	—	—	170
Other invested assets(f)	—	—	1,832	—	—	1,832
Derivative assets:
Interest rate contracts	1	1,269	303	—	—	1,573
Foreign exchange contracts	—	1,247	—	—	—	1,247
Equity contracts	11	124	282	—	—	417
Credit contracts	—	—	—	—	—	—
Other contracts	—	1	14	—	—	15
Counterparty netting and cash collateral	—	—	—	(2,547)	(406)	(2,953)
Total derivative assets	12	2,641	599	(2,547)	(406)	299
Short-term investments	1	1,356	—	—	—	1,357
Market risk benefit assets	—	—	796	—	—	796
Separate account assets	81,655	3,198	—	—	—	84,853
Total	$81,809	$146,030	$24,983	$(2,547)	$(406)	$249,869
Liabilities:
Policyholder contract deposits(g)	$—	$97	$5,367	$—	$—	$5,464
Derivative liabilities:
Interest rate contracts	—	2,676	—	—	—	2,676
Foreign exchange contracts	—	632	—	—	—	632
Equity contracts	2	10	15	—	—	27
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	—	—	—	—
Counterparty netting and cash collateral	—	—	—	(2,547)	(691)	(3,238)
Total derivative liabilities	2	3,318	15	(2,547)	(691)	97
Fortitude Re funds withheld payable(h)	—	—	1,262	—	—	1,262
Market risk benefit liabilities	—	—	4,736	—	—	4,736
Debt of consolidated investment entities	—	—	6	—	—	6
Total	$2	$3,415	$11,386	$(2,547)	$(691)	$11,565
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Includes investments in residential-backed mortgage securities (“RMBS”) issued by related parties of $37 million and $2 million classified as Level 2 and Level 3, as of June 30, 2023 and December 31, 2022, respectively.
(c)Includes investments in collateralized loan obligations (“CLOs”) issued by related parties of $16 million as Level 3, as of June 30, 2023. There were no investments in CLOs issued by related parties as of December 31, 2022.
(d)Includes less than $1 million of investments in RMBS issued by related parties classified as Level 2 as of June 30, 2023 and December 31, 2022.
(e)There were no investments in CLOs issued by related parties as of June 30, 2023 and December 31, 2022.

Corebridge | Second Quarter 2023 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(f)Excludes investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent), which totaled $6.0 billion and $6.0 billion as of June 30, 2023 and December 31, 2022, respectively.
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
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and six months ended June 30, 2023 and 2022 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2023 and 2022:.

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$858	$—	$(4)	$(1)	$—	$—	$—	$853	$—	$(13)
Corporate debt	1,704	10	(2)	(41)	44	(412)	—	1,303	—	1
RMBS	5,687	75	133	(174)	32	—	—	5,753	—	131
CMBS	718	(7)	(37)	(40)	—	(129)	—	505	—	(46)
CLO	1,834	(54)	44	(66)	11	(62)	1	1,708	—	—
ABS	10,707	53	(103)	436	38	(4)	—	11,127	—	(118)
Total bonds available for sale	21,508	77	31	114	125	(607)	1	21,249	—	(45)
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	2	—	—	—	3	—	—
Corporate debt	130	1	—	(20)	—	(1)	—	110	3	—
RMBS	114	2	—	(4)	—	—	—	112	1	—
CMBS	27	(1)	—	—	—	—	—	26	(1)	—
CLO	71	—	—	(47)	38	(37)	—	25	1	—
ABS	781	(6)	—	124	—	(35)	—	864	(13)	—
Total other bond securities	1,124	(4)	—	55	38	(73)	—	1,140	(9)	—
Equity securities	50	—	—	1	—	(7)	—	44	—	—
Other invested assets	1,852	(19)	2	79	—	—	—	1,914	(21)	—
Total(a)	$24,534	$54	$33	$249	$163	$(687)	$1	$24,347	$(30)	$(45)

Corebridge | Second Quarter 2023 Form 10-Q 26

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$6,064	$429	$—	$320	$—	$—	$—	$6,813	$(308)	$—
Derivative liabilities, net:
Interest rate contracts	(344)	37	—	(21)	—	—	—	(328)	(23)	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(497)	7	—	(149)	—	—	—	(639)	5	—
Credit contracts	—	—	—	—	—	—	—	—	—	—
Other contracts	(14)	(16)	—	15	—	—	—	(15)	16	—
Total derivative liabilities, net(b)	(855)	28	—	(155)	—	—	—	(982)	(2)	—
Fortitude Re funds withheld payable	1,774	(122)	—	(192)	—	—	—	1,460	213	—
Debt of consolidated investment entities	6	1	—	(7)	—	—	—	—	—	—
Total(c)	$6,989	$336	$—	$(34)	$—	$—	$—	$7,291	$(97)	$—

Corebridge | Second Quarter 2023 Form 10-Q 27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,059	$(1)	$(139)	$(4)	$16	$—	$—	$931	$—	$(138)
Corporate debt	2,055	(8)	(55)	(201)	213	(168)	—	1,836	—	(45)
RMBS	6,512	66	(301)	(128)	—	(5)	—	6,144	—	(443)
CMBS	748	6	(39)	65	—	(14)	—	766	—	(46)
CLO	3,388	(17)	(112)	71	207	(739)	—	2,798	—	(119)
ABS	7,641	24	(375)	1,034	—	(20)	—	8,304	—	(413)
Total bonds available for sale	21,403	70	(1,021)	837	436	(946)	—	20,779	—	(1,204)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—	—	—	—	—	—	—
Corporate debt	260	(5)	—	48	161	(3)	—	461	(4)	—
RMBS	115	(6)	—	10	—	—	—	119	(9)	—
CMBS	31	(2)	—	—	—	—	—	29	(2)	—
CLO	190	(14)	—	(6)	7	(47)	—	130	(152)	—
ABS	477	(25)	—	252	—	—	—	704	(33)	—
Total other bond securities	1,073	(52)	—	304	168	(50)	—	1,443	(200)	—
Equity securities	3	—	—	3	1	—	—	7	—	—
Other invested assets	1,840	133	(21)	(143)	—	(6)	—	1,803	153	—
Total(a)	$24,319	$151	$(1,042)	$1,001	$605	$(1,002)	$—	$24,032	$(47)	$(1,204)

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,035	$(545)	$—	$238	$—	$—	$—	$4,728	$592	$—
Derivative liabilities, net:
Interest rate contracts	(3)	15	—	(149)	—	—	—	(137)	(15)	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(168)	83	—	(60)	—	—	—	(145)	(8)	—
Credit contracts	—	—	—	—	—	—	—	—	1	—
Other contracts	(15)	(14)	—	14	—	—	—	(15)	14	—
Total derivative liabilities, net(b)	(186)	84	—	(195)	—	—	—	(297)	(8)	—
Fortitude Re funds withheld payable	4,796	(2,394)	—	(53)	—	—	—	2,349	2,487	—
Debt of consolidated investment entities	5	2	—	(1)	—	—	—	6	1	—
Total(c)	$9,650	$(2,853)	$—	$(11)	$—	$—	$—	$6,786	$3,072	$—

Corebridge | Second Quarter 2023 Form 10-Q 28

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$805	$—	$51	$(3)	$—	$—	$—	$853	$—	$27
Corporate debt	1,968	(92)	42	(27)	211	(783)	(16)	1,303	—	54
RMBS	5,670	156	93	(182)	32	(16)	—	5,753	—	65
CMBS	718	—	(41)	(40)	24	(156)	—	505	—	(71)
CLO	1,670	(45)	26	(45)	65	(154)	191	1,708	—	(47)
ABS	9,595	95	166	1,240	38	(7)	—	11,127	—	137
Total bonds available for sale	20,426	114	337	943	370	(1,116)	175	21,249	—	165
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	3	—	—	—	3	—	—
Corporate debt	417	1	—	(116)	—	(192)	—	110	2	—
RMBS	107	6	—	(1)	—	—	—	112	3	—
CMBS	28	(2)	—	—	—	—	—	26	(2)	—
CLO	11	9	—	(46)	39	(42)	54	25	1	—
ABS	741	20	—	138	—	(35)	—	864	5	—
Total other bond securities	1,304	34	—	(22)	39	(269)	54	1,140	9	—
Equity securities	26	—	—	25	—	(7)	—	44	—	—
Other invested assets	1,832	(63)	7	138	—	—	—	1,914	(63)	—
Total(a)	$23,588	$85	$344	$1,084	$409	$(1,392)	$229	$24,347	$(54)	$165

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,367	$810	$—	$636	$—	$—	$—	$6,813	$(676)	$—
Derivative liabilities, net:
Interest rate contracts	(303)	115	—	(140)	—	—	—	(328)	(52)	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(267)	(200)	—	(315)	—	—	143	(639)	189	—
Credit contracts	—	—	—	—	—	—	—	—	—	—
Other contracts	(14)	(32)	—	31	—	—	—	(15)	32	—
Total derivative liabilities, net(b)	(584)	(117)	—	(424)	—	—	143	(982)	169	—
Fortitude Re funds withheld payable	1,262	903	—	(705)	—	—	—	1,460	(420)	—
Debt of consolidated investment entities	6	1	—	(7)	—	—	—	—	—	—
Total(c)	$6,051	$1,597	$—	$(500)	$—	$—	$143	$7,291	$(927)	$—

Corebridge | Second Quarter 2023 Form 10-Q 29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,395	$1	$(421)	$(60)	$16	$—	$—	$931	$—	$(408)
Corporate debt	1,907	(17)	(114)	17	304	(261)	—	1,836	—	(101)
RMBS	7,595	158	(705)	(493)	—	(411)	—	6,144	—	(843)
CMBS	1,072	13	(99)	75	—	(295)	—	766	—	(104)
CLO	3,038	(19)	(164)	82	1,032	(1,171)	—	2,798	—	(172)
ABS	7,400	40	(821)	1,705	—	(20)	—	8,304	—	(857)
Total bonds available for sale	22,407	176	(2,324)	1,326	1,352	(2,158)	—	20,779	—	(2,485)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—	—	—	—	—	—	—
Corporate debt	134	(5)	—	125	222	(15)	—	461	(4)	—
RMBS	106	(9)	—	22	—	—	—	119	(15)	—
CMBS	33	(4)	—	—	—	—	—	29	(4)	—
CLO	149	(21)	—	(6)	57	(49)	—	130	(154)	—
ABS	205	(42)	—	541	—	—	—	704	(51)	—
Total other bond securities	627	(81)	—	682	279	(64)	—	1,443	(228)	—
Equity securities	2	—	—	4	1	—	—	7	—	—
Other invested assets	1,892	243	(26)	(171)	24	(159)	—	1,803	271	—
Total(a)	$24,928	$338	$(2,350)	$1,841	$1,656	$(2,381)	$—	$24,032	$43	$(2,485)
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,572	$(1,203)	$—	$359	$—	$—	$—	$4,728	$1,437	$—
Derivative liabilities, net:
Interest rate contracts	—	14	—	(151)	—	—	—	(137)	(14)	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(457)	398	—	(86)	—	—	—	(145)	(246)	—
Credit contracts	(1)	1	—	—	—	—	—	—	—	—
Other contracts	(12)	(31)	—	28	—	—	—	(15)	31	—
Total derivative liabilities, net(b)	(470)	382	—	(209)	—	—	—	(297)	(229)	—
Fortitude Re funds withheld payable	7,974	(5,231)	—	(394)	—	—	—	2,349	5,503	—
Debt of consolidated investment entities	5	3	—	(2)	—	—	—	6	—	—
Total(c)	$13,081	$(6,049)	$—	$(246)	$—	$—	$—	$6,786	$6,711	$—
(a)Excludes MRB assets of $954 million at June 30, 2023 and $642 million at June 30, 2022. Refer to Note 12 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $5.0 billion at June 30, 2023 and $5.3 billion at June 30, 2022. Refer to Note 12 for additional information.

Corebridge | Second Quarter 2023 Form 10-Q 30

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income	Net Realized and Unrealized Gains (Losses)	Interest Expense	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended June 30, 2023
Assets:
Bonds available for sale	$—	$118	$(41)	$—	$—	$77
Other bond securities	—	(4)	—	—	—	(4)
Equity securities	—	—	—	—	—	—
Other invested assets	—	(21)	2	—	—	(19)
Three Months Ended June 30, 2022
Assets:
Bonds available for sale	$—	$106	$(36)	$—	$—	$70
Other bond securities	—	(52)	—	—	—	(52)
Equity securities	—	—	—	—	—	—
Other invested assets	—	133	—	—	—	133
Six Months Ended June 30, 2023
Assets:
Bonds available for sale	$—	$150	$(36)	$—	$—	$114
Other bond securities	—	34	—	—	—	34
Equity securities	—	—	—	—	—	—
Other invested assets	—	(64)	1	—	—	(63)
Six Months Ended June 30, 2022
Assets:
Bonds available for sale	$—	$223	$(47)	$—	$—	$176
Other bond securities	—	(81)	—	—	—	(81)
Equity securities	—	—	—	—	—	—
Other invested assets	—	243	—	—	—	243

Corebridge | Second Quarter 2023 Form 10-Q 31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Policy Fees	Net Investment Income	Net Realized and Unrealized Gains (Losses)	Interest Expense	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended June 30, 2023
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(429)	$—	$—	$(429)
Derivative liabilities, net	15	—	3	—	(46)	(28)
Fortitude Re funds withheld payable	—	—	122	—	—	122
Market risk benefit liabilities, net(c)	—	—	3	—	884	887
Debt of consolidated investment entities	—	(1)	—	—	—	(1)
Three Months Ended June 30, 2022
Liabilities:
Policyholder contract deposits(b)	$—	$—	$545	$—	$—	$545
Derivative liabilities, net	14	—	(154)	—	56	(84)
Fortitude Re funds withheld payable	—	—	2,394	—	—	2,394
Market risk benefit liabilities, net(c)	—	—	5	—	258	263
Debt of consolidated investment entities	—	—	—	2	—	2
Six Months Ended June 30, 2023
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(810)	$—	$—	$(810)
Derivative liabilities, net	31	—	231	—	(145)	117
Fortitude Re funds withheld payable	—	—	(903)	—	—	(903)
Market risk benefit liabilities, net(c)	—	—	3	—	797	800
Debt of consolidated investment entities	—	(1)	—	—	—	(1)
Six Months Ended June 30, 2022
Liabilities:
Policyholder contract deposits(b)	$—	$—	$1,203	$—	$—	$1,203
Derivative liabilities, net	29	—	(498)	—	87	(382)
Fortitude Re funds withheld payable	—	—	5,231	—	—	5,231
Market risk benefit liabilities, net(c)	—	—	8	—	957	965
Debt of consolidated investment entities	—	—	—	3	—	3
(a) The portion of the fair value change attributable to our own credit risk is recognized in OCI.
(b) Primarily embedded derivatives.
(c) Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | Second Quarter 2023 Form 10-Q 32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and six months ended June 30, 2023 and 2022 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Three Months Ended June 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$(1)	$(1)
Corporate debt	2	—	(43)	(41)
RMBS	64	(42)	(196)	(174)
CMBS	—	(21)	(19)	(40)
CLO	72	—	(138)	(66)
ABS	345	—	91	436
Total bonds available for sale	483	(63)	(306)	114
Other bond securities:
Obligations of states, municipalities and political subdivisions	2	—	—	2
Corporate debt	67	—	(87)	(20)
RMBS	—	—	(4)	(4)
CMBS	—	—	—	—
CLO	—	—	(47)	(47)
ABS	81	—	43	124
Total other bond securities	150	—	(95)	55
Equity securities	1	—	—	1
Other invested assets	81	—	(2)	79
Total assets*	$715	$(63)	$(403)	$249
Liabilities:
Policyholder contract deposits	$—	$402	$(82)	$320
Derivative liabilities, net	(100)	—	(55)	(155)
Fortitude Re funds withheld payable	—	—	(192)	(192)
Debt of consolidated investment entities	—	—	(7)	(7)
Total liabilities	$(100)	$402	$(336)	$(34)
Three Months Ended June 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$(4)	$—	$(4)
Corporate debt	4	—	(205)	(201)
RMBS	163	—	(291)	(128)
CMBS	56	—	9	65
CLO	119	—	(48)	71
ABS	1,125	—	(91)	1,034
Total bonds available for sale	1,467	(4)	(626)	837
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	6	—	42	48
RMBS	13	—	(3)	10
CMBS	—	—	—	—
CLO	4	—	(10)	(6)
ABS	256	—	(4)	252
Total other bond securities	279	—	25	304
Equity securities	4	—	(1)	3
Other invested assets	270	—	(413)	(143)
Total assets*	$2,020	$(4)	$(1,015)	$1,001

Corebridge | Second Quarter 2023 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Liabilities:
Policyholder contract deposits	$—	$222	$16	$238
Derivative liabilities, net	(99)	—	(96)	(195)
Fortitude Re funds withheld payable	—	—	(53)	(53)
Debt of consolidated investment entities	—	—	(1)	(1)
Total liabilities	$(99)	$222	$(134)	$(11)

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Six Months Ended June 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$(3)	$(3)
Corporate debt	30	—	(57)	(27)
RMBS	231	(42)	(371)	(182)
CMBS	9	(27)	(22)	(40)
CLO	82	—	(127)	(45)
ABS	1,203	—	37	1,240
Total bonds available for sale	1,555	(69)	(543)	943
Other bond securities:
Obligations of states, municipalities and political subdivisions	3	—	—	3
Corporate debt	67	—	(183)	(116)
RMBS	6	—	(7)	(1)
CMBS	—	—	—	—
CLO	1	—	(47)	(46)
ABS	113	—	25	138
Total other bond securities	190	—	(212)	(22)
Equity securities	25	—	—	25
Other invested assets	151	—	(13)	138
Total assets*	$1,921	$(69)	$(768)	$1,084
Liabilities:
Policyholder contract deposits	$—	$728	$(92)	$636
Derivative liabilities, net	(201)	—	(223)	(424)
Fortitude Re funds withheld payable	—	—	(705)	(705)
Debt of consolidated investment entities	—	—	(7)	(7)
Total liabilities	$(201)	$728	$(1,027)	$(500)

Corebridge | Second Quarter 2023 Form 10-Q 34

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Six Months Ended June 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$(59)	$(1)	$(60)
Corporate debt	4	—	13	17
RMBS	271	—	(764)	(493)
CMBS	98	—	(23)	75
CLO	172	—	(90)	82
ABS	1,949	—	(244)	1,705
Total bonds available for sale	2,494	(59)	(1,109)	1,326
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	25	—	100	125
RMBS	30	—	(8)	22
CMBS	—	—	—	—
CLO	13	—	(19)	(6)
ABS	547	—	(6)	541
Total other bond securities	615	—	67	682
Equity securities	4	—	—	4
Other invested assets	509	—	(680)	(171)
Total assets*	$3,622	$(59)	$(1,722)	$1,841
Liabilities:
Policyholder contract deposits	$—	$417	$(58)	$359
Derivative liabilities, net	(172)	—	(37)	(209)
Fortitude Re funds withheld payable	—	—	(394)	(394)
Debt of consolidated investment entities	—	—	(2)	(2)
Total liabilities	$(172)	$417	$(491)	$(246)
* There were no issuances during the three and six months ended June 30, 2023 and 2022 for invested assets.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2023 and 2022 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $0 million and $(28) million of net gains (losses) related to assets transferred into Level 3 during the three months ended June 30, 2023 and 2022, respectively, and $7 million and $(53) million of net gains (losses) related to assets transferred into Level 3 during the six months ended June 30, 2023 and 2022, respectively, and includes $(1) million and $(44) million of net gains (losses) related to assets transferred out of Level 3 during the three months ended June 30, 2023 and 2022, respectively, and $10 million and $(83) million of net gains (losses) related to assets transferred out of Level 3 during the six months ended June 30, 2023 and 2022, respectively.
Transfers of Level 3 Assets
During the three and six months ended June 30, 2023 and 2022, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage-backed securities (“CMBS”), RMBS, CLO, asset backed securities (“ABS”) and certain investments in municipal securities. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

Corebridge | Second Quarter 2023 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

During the three and six months ended June 30, 2023 and 2022, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO and ABS. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no transfers of derivative or other liabilities into or out of Level 3 for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, transfers of Level 3 liabilities primarily included certain equity derivatives.
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

(in millions)	Fair Value at June 30, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$831	Discounted cash flow	Yield	5.03%-5.46% (5.24%)
Corporate debt	$1,181	Discounted cash flow	Yield	5.61% - 7.62% (6.61%)
RMBS(c)	$3,639	Discounted cash flow	Prepayment Speed	4.70% - 10.06% (7.38%)
			Default Rate	0.82% - 2.66% (1.74%)
			Yield	4.37% - 8.73% (6.25%)
			Loss Severity	44.36% - 78.07% (61.22%)
CLO(c)	$1,438	Discounted cash flow	Yield	6.35% - 7.35% (6.83%)
ABS(c)	$8,833	Discounted cash flow	Yield	6.03% - 7.94% (6.99%)
CMBS	$485	Discounted cash flow	Yield	4.86% - 32.28% (14.08%)
Market risk benefit assets	$954	Discounted cash flow	Equity volatility	6.45%- 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.34% - 2.23%
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$2,044	Discounted cash flow	Equity volatility	6.45%- 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% -160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.34% - 2.23%
Fixed annuities guaranteed benefits	$886	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(h)	90.00% - 97.50%
			NPA(g)	0.34% - 2.23%

Corebridge | Second Quarter 2023 Form 10-Q 36

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at June 30, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Fixed index annuities guaranteed benefits	$2,047	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.34% - 2.23%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$5,973	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.34% - 2.23%
Index Life	$840	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality multiplier(e)(f)	0.00%- 100.00%
			Equity Volatility	5.75% - 20.82%
			NPA(g)	0.34% - 2.23%

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$780	Discounted cash flow	Yield	5.33% - 5.92% (5.63%)
Corporate debt	$1,988	Discounted cash flow	Yield	4.90% - 9.54% (7.22%)
RMBS(c)	$3,725	Discounted cash flow	Constant prepayment rate	4.84% - 10.35% (7.60%)
			Loss severity	45.01% - 77.28% (61.14%)
			Constant default rate	0.79% - 2.67% (1.73%)
			Yield	5.95% - 7.72% (6.84%)
CLO(c)	$1,547	Discounted cash flow	Yield	7.13% - 7.59% (7.36%)
ABS(c)	$6,591	Discounted cash flow	Yield	6.01% - 7.96% (6.98%)
CMBS	$663	Discounted cash flow	Yield	4.72% - 10.21% (7.46%)
Market risk benefit assets	$796	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%

Corebridge | Second Quarter 2023 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$2,358	Discounted cash flow	Equity volatility	6.45%- 50.75%
			Base lapse rate	0.16%- 28.80%
			Dynamic lapse multiplier(e)	20.00%- 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Fixed annuities guaranteed benefits	$680	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.16%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(h)	90.00% - 97.50%
			NPA(g)	0.00% - 2.03%
Fixed index annuities guaranteed benefits	$1,698	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% -50.00%
			Dynamic lapse multiplier(e)	20.00%- 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 5.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$4,657	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 5.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Index Life	$710	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality multiplier(e)(f)	0.00% - 100.00%
			Equity volatility	5.75% - 23.63%
			NPA(g)	0.00% - 2.03%
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

Corebridge | Second Quarter 2023 Form 10-Q 38

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(h)The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders. The total embedded derivative liability at June 30, 2023 and December 31, 2022 was approximately $1.5 billion and $1.1 billion, respectively.
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $1.5 billion and $1.1 billion at June 30, 2023 and December 31, 2022, respectively.
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

Corebridge | Second Quarter 2023 Form 10-Q 39

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

		June 30, 2023		December 31, 2022
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,235	$1,554	$2,014	$1,719
Real estate	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	1,095	572	1,082	549
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	206	103	212	118
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	495	30	510	40
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	435	87	443	78
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	974	210	902	284
Total private equity funds		5,440	2,556	5,163	2,788

Corebridge | Second Quarter 2023 Form 10-Q 40

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

		June 30, 2023		December 31, 2022
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	5	—	5	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	273	—	335	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	186	—	366	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	140	—	178	—
Total hedge funds		604	—	884	—
Total		$6,044	$2,556	$6,047	$2,788
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
FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value options:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Assets:
Other bond securities(a)	$14	$(183)	$129	$(295)
Alternative investments(b)	80	(46)	81	197
Total assets	94	(229)	210	(98)
Liabilities:
Policyholder contract deposits(c)	3	8	2	15
Debt of consolidated investment entities	—	(2)	—	(3)
Total liabilities	3	6	2	12
Total gain (loss)	$97	$(223)	$212	$(86)
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
We have elected the fair value option on certain debt securities issued by Corebridge or its affiliates. As of June 30, 2023, and December 31, 2022, the fair value was $0 million and $6 million, respectively. This relates to interest only notes issued by residential mortgage loan securitization structures for which the principal of the notes is a reference amount only and its repayment is not expected. The aforementioned principal reference amounts are $1 million and $655 million as of June 30, 2023 and December 31, 2022, respectively.

Corebridge | Second Quarter 2023 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2023	2022	2023	2022
June 30, 2023
Other investments	$—	$—	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—	$—	$—
December 31, 2022
Other investments	$—	$—	$12	$12
Total	$—	$—	$12	$12
* Mortgage and other loans receivable are carried at lower of cost or fair value.
In addition to the assets presented in the table above, at June 30, 2023, Corebridge had $36 million of loans held for sale which are carried at fair value, determined on an individual loan basis. There is no associated impairment charge.
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

Corebridge | Second Quarter 2023 Form 10-Q 42

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
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
June 30, 2023
Assets:
Mortgage and other loans receivable	$—	$30	$43,006	$43,036	$46,461
Other invested assets	—	247	—	247	247
Short-term investments	—	2,476	—	2,476	2,476
Cash	751	—	—	751	751
Other assets	9	—	—	9	9
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	106	136,027	136,133	139,239
Fortitude Re funds withheld payable	—	—	24,552	24,552	24,552
Other liabilities	—	532	—	532	532
Short-term debt		1,500	—	1,500	1,500
Long-term debt	—	7,142	—	7,142	7,873
Debt of consolidated investment entities	—	89	2,351	2,440	2,654
Separate account liabilities - investment contracts	—	85,761	—	85,761	85,761
December 31, 2022
Assets:
Mortgage and other loans receivable	$—	$31	$40,936	$40,967	$44,403
Other invested assets	—	222	—	222	222
Short-term investments	—	3,043	—	3,043	3,043
Cash	552	—	—	552	552
Other assets	4	8	—	12	12
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	119	129,174	129,293	137,086
Fortitude Re funds withheld payable	—	—	25,289	25,289	25,289
Other liabilities	—	3,056	—	3,056	3,056
Short-term debt	—	1,500	—	1,500	1,500
Long-term debt	—	7,172	—	7,172	7,868
Debt of consolidated investment entities	—	3,055	2,488	5,543	5,952
Separate account liabilities - investment contracts	—	80,649	—	80,649	80,649

Corebridge | Second Quarter 2023 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs(a)	Allowance for Credit Losses(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(a)
June 30, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$1,415	$—	$15	$(203)	$1,227
Obligations of states, municipalities and political subdivisions	6,570	—	55	(743)	5,882
Non-U.S. governments	4,805	—	24	(775)	4,054
Corporate debt	119,237	(50)	712	(18,306)	101,593
Mortgage-backed, asset-backed and collateralized:
RMBS	12,876	(20)	607	(818)	12,645
CMBS	10,982	(18)	10	(1,206)	9,768
CLO	10,035	(2)	43	(314)	9,762
ABS	13,175	—	45	(1,243)	11,977
Total mortgage-backed, asset-backed and collateralized	47,068	(40)	705	(3,581)	44,152
Total bonds available for sale	$179,095	$(90)	$1,511	$(23,608)	$156,908

December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$1,405	$—	$17	$(224)	$1,198
Obligations of states, municipalities and political subdivisions	6,808	—	42	(924)	5,926
Non-U.S. governments	5,251	(5)	25	(879)	4,392
Corporate debt	124,068	(116)	729	(19,989)	104,692
Mortgage-backed, asset-backed and collateralized:
RMBS	12,267	(27)	574	(870)	11,944
CMBS	11,176	—	7	(1,115)	10,068
CLO	8,547	—	15	(376)	8,186
ABS	11,752	—	15	(1,380)	10,387
Total mortgage-backed, asset-backed and collateralized	43,742	(27)	611	(3,741)	40,585
Total bonds available for sale	$181,274	$(148)	$1,424	$(25,757)	$156,793
(a)     The table above includes available-for-sale securities issued by related parties. This includes RMBS which had a fair value of $39 million and $39 million, and an amortized cost of $42 million and $43 million as of June 30, 2023 and December 31, 2022, respectively. Additionally, this includes CLOs which had a fair value of $16 million and an amortized cost of $15 million as of June 30, 2023. There were no available-for-sale CLO securities issued by related parties as of December 31, 2022.
(b)    Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.

Corebridge | Second Quarter 2023 Form 10-Q 44

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

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$787	$203	$1	$—	$788	$203
Obligations of states, municipalities and political subdivisions	4,794	740	39	3	4,833	743
Non-U.S. governments	3,604	775	7	—	3,611	775
Corporate debt	65,796	13,365	23,764	4,932	89,560	18,297
RMBS	5,154	398	2,700	390	7,854	788
CMBS	5,345	637	3,701	566	9,046	1,203
CLO	3,881	143	3,873	171	7,754	314
ABS	4,452	391	5,719	852	10,171	1,243
Total bonds available for sale	$93,813	$16,652	$39,804	$6,914	$133,617	$23,566

December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$761	$224	$—	$—	$761	$224
Obligations of states, municipalities and political subdivisions	5,076	924	—	—	5,076	924
Non-U.S. governments	3,932	868	—	—	3,932	868
Corporate debt	82,971	16,866	11,143	3,070	94,114	19,936
RMBS	6,227	653	903	171	7,130	824
CMBS	7,902	797	1,708	318	9,610	1,115
CLO	5,573	234	2,007	142	7,580	376
ABS	6,998	854	2,271	526	9,269	1,380
Total bonds available for sale	$119,440	$21,420	$18,032	$4,227	$137,472	$25,647
At June 30, 2023, we held 16,186 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,404 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2022, we held 16,516 individual fixed maturity securities that were in an unrealized loss position (including 1,923 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2023 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
June 30, 2023
Due in one year or less	$2,085	$2,062
Due after one year through five years	21,333	20,410
Due after five years through ten years	24,977	22,501
Due after ten years	83,582	67,783
Mortgage-backed, asset-backed and collateralized	47,028	44,152
Total	$179,005	$156,908
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Corebridge | Second Quarter 2023 Form 10-Q 45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$38	$(279)	$29	$(315)	$84	$(418)	$93	$(478)

For the three and six months ended June 30, 2023, the aggregate fair value of available for sale securities sold was $3.0 billion and $5.7 billion, respectively, which resulted in net realized gains (losses) of $(241) million and $(334) million, respectively. Included within the net realized gains (losses) are $(46) million and $(63) million of realized gains (losses) for the three and six months ended June 30, 2023, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in net realized gains (losses) on Fortitude Re funds withheld assets.
For the three and six months ended June 30, 2022, the aggregate fair value of available-for-sale securities sold was $5.5 billion and $7.6 billion, respectively, which resulted in net realized gains (losses) of $(286) million and $(385) million, respectively. Included within the net realized gains (losses) are $(103) million and $(123) million of realized gains (losses) for the three and six months ended June 30, 2022, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	June 30, 2023		December 31, 2022
(in millions)	Fair Value*	Percent of Total	Fair Value*		Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$—	—%	$—	—%	—%
Obligations of states, municipalities and political subdivisions	55	1%	37		1%
Non-U.S. governments	19	—%	22		1%
Corporate debt	2,333	53%	2,222		56%
Mortgage-backed, asset-backed and collateralized:
RMBS	262	6%	165		4%
CMBS	251	6%	232		6%
CLO	367	8%	279		7%
ABS	953	22%	812		21%
Total mortgage-backed, asset-backed and collateralized	1,833	42%	1,488		38%
Total fixed maturity securities	4,240	96%	3,769		96%
Equity securities	194	4%	170		4%
Total	$4,434	100%	$3,939		100%

Corebridge | Second Quarter 2023 Form 10-Q 46

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	June 30, 2023	December 31, 2022
Alternative investments(a)(b)	$8,058	$8,014
Investment real estate (c)	1,878	1,831
All other investments (d)	594	573
Total (e)	$10,530	$10,418
(a)At June 30, 2023, included hedge funds of $604 million and private equity funds of $7.5 billion. At December 31, 2022, included hedge funds of $884 million and private equity funds of $7.1 billion.
(b)At June 30, 2023, approximately 61% of our hedge fund portfolio is available for redemption in 2023. The remaining 39% will be available for redemption between 2024 and 2028. At December 31, 2022, approximately 77% of our hedge fund portfolio is available for redemption in 2023. The remaining 23% will be available for redemption between 2024 and 2028.
(c)Net of accumulated depreciation of $626 million and $616 million as of June 30, 2023 and December 31, 2022, respectively. The accumulated depreciation related to the investment real estate held by affordable housing partnerships is $106 million and $124 million as of June 30, 2023 and December 31, 2022, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Holdings, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Holdings totaled $156 million and $156 million at June 30, 2023 and December 31, 2022, respectively.
(e)Includes investments in related parties, which totaled $3 million and $6 million as of June 30, 2023 and December 31, 2022, respectively.
Other Invested Assets – Equity Method Investments
The following table presents the carrying amount and ownership percentage of equity method investments at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Equity method investments	$3,265	Various	$3,185	Various
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended June 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total

Available-for-sale fixed maturity securities, including short-term investments	$1,905	$208	$2,113	$1,652	$237	$1,889
Other bond securities	8	6	14	(34)	(149)	(183)
Equity securities	3	—	3	(20)	—	(20)
Interest on mortgage and other loans	564	49	613	397	46	443
Alternative investments*	80	13	93	186	56	242
Real estate	15	—	15	24	—	24
Other investments	8	—	8	14	—	14
Total investment income	2,583	276	2,859	2,219	190	2,409
Investment expenses	139	6	145	121	8	129
Net investment income	$2,444	$270	$2,714	$2,098	$182	$2,280

Corebridge | Second Quarter 2023 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

Six Months Ended June 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total

Available-for-sale fixed maturity securities, including short-term investments	$3,801	$425	$4,226	$3,272	$505	$3,777
Other bond securities	18	111	129	(53)	(242)	(295)
Equity securities	32	—	32	(77)	—	(77)
Interest on mortgage and other loans	1,076	99	1,175	781	86	867
Alternative investments*	79	44	123	631	127	758
Real estate	19	—	19	21	—	21
Other investments	11	—	11	52	—	52
Total investment income	5,036	679	5,715	4,627	476	5,103
Investment expenses	291	15	306	226	16	242
Net investment income	$4,745	$664	$5,409	$4,401	$460	$4,861
* Included income from hedge funds and private equity funds. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
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
•Most changes in the fair value of free standing and embedded derivatives, including changes in the non-performance adjustment are included in Net realized gains (losses). However, changes in derivatives designated as hedging instruments when the fair value of the hedged item is not reported in Net realized gains (losses) are excluded from Net realized gains (losses). Additionally, in conjunction with the adoption of LDTI, changes in the fair value of free standing derivatives that hedge certain MRBs are excluded from Net realized gains (losses).
•Foreign exchange gains and losses resulting from foreign currency transactions.
•Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.
The following table presents the components of Net realized gains (losses):

Three Months Ended June 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(195)	$(46)	$(241)	$(183)	$(103)	$(286)
Change in allowance for credit losses on fixed maturity securities	(26)	(2)	(28)	(21)	—	(21)
Change in allowance for credit losses on loans	(48)	(8)	(56)	13	6	19
Foreign exchange transactions, net of related hedges	(115)	2	(113)	398	32	430
Index-Linked interest credited embedded derivatives, net of related hedges	(141)	—	(141)	(20)	—	(20)
All other derivatives and hedge accounting*	258	(77)	181	(3)	4	1
Sales of alternative investments and real estate investments	3	(1)	2	2	2	4
Other	(48)	2	(46)	—	(1)	(1)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(312)	(130)	(442)	186	(60)	126
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	122	122	—	2,394	2,394
Net realized gains (losses)	$(312)	$(8)	$(320)	$186	$2,334	$2,520

Corebridge | Second Quarter 2023 Form 10-Q 48

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

Six Months Ended June 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(271)	$(63)	$(334)	$(262)	$(123)	$(385)
Change in allowance for credit losses on fixed maturity securities	(43)	(2)	(45)	(47)	(40)	(87)
Change in allowance for credit losses on loans	(82)	(27)	(109)	(13)	—	(13)
Foreign exchange transactions, net of related hedges	(104)	9	(95)	509	38	547
Index-Linked interest credited embedded derivatives, net of related hedges	(319)	—	(319)	185	—	185
All other derivatives and hedge accounting*	94	(29)	65	(15)	(62)	(77)
Sales of alternative investments and real estate investments	8	—	8	10	3	13
Other	(48)	2	(46)	(8)	1	(7)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(765)	(110)	(875)	359	(183)	176
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(903)	(903)	—	5,231	5,231
Net realized gains (losses)	$(765)	$(1,013)	$(1,778)	$359	$5,048	$5,407
* Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 12.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(1,783)	$(15,402)	$2,236	$(32,276)
Other investments	11	—	12	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(1,772)	$(15,402)	$2,248	$(32,276)

The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

Three Months Ended June 30,	2023			2022
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$4	$123	$127	$(20)	$47	$27
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	—	8	8	(2)	(13)	(15)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$4	$115	$119	$(18)	$60	$42

Six Months Ended June 30,	2023			2022
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$33	$154	$187	$(77)	$346	$269
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	33	9	42	(48)	(16)	(64)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$—	$145	$145	$(29)	$362	$333

Corebridge | Second Quarter 2023 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES
For a discussion of our policy for evaluating investments for an allowance for credit losses, see Note 5 to the Consolidated Financial Statements in the June 2023 Registration Statement.
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

Three Months Ended June 30,	2023			2022
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Balance, beginning of period	$27	$69	$96	$11	$130	$141
Additions:
Securities for which allowance for credit losses were not previously recorded	13	16	29	1	2	3
Reductions:
Securities sold during the period	1	(10)	(9)	(1)	(32)	(33)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	(1)	—	(1)	8	10	18
Write-offs charged against the allowance	—	(25)	(25)	—	(15)	(15)
Balance, end of period	$40	$50	$90	$19	$95	$114

Six Months Ended June 30,	2023			2022
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Balance, beginning of period	$27	$121	$148	$8	$70	$78
Additions:
Securities for which allowance for credit losses were not previously recorded	15	28	43	34	96	130
Reductions:
Securities sold during the period	(1)	(27)	(28)	(1)	(34)	(35)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	(1)	3	2	(22)	(22)	(44)
Write-offs charged against the allowance	—	(75)	(75)	—	(15)	(15)
Balance, end of period	$40	$50	$90	$19	$95	$114
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
We did not purchase securities with more-than-insignificant credit deterioration since their origination during the six months ended June 30, 2023 and 2022.

Corebridge | Second Quarter 2023 Form 10-Q 50

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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase agreements:

(in millions)	June 30, 2023	December 31, 2022
Fixed maturity securities available for sale	$542	$2,968
At June 30, 2023 and December 31, 2022, amounts borrowed under repurchase agreements totaled $532 million and $3.1 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
June 30, 2023
Bonds available for sale:
Non-U.S. governments	$—	$—	$—	$—	$—	$—
Corporate debt	27	515	—	—	—	542
Total	$27	$515	$—	$—	$—	$542
December 31, 2022
Bonds available for sale:
Non-U.S. governments	$—	$21	$—	$—	$—	$21
Corporate debt	—	2,370	577	—	—	2,947
Total	$—	$2,391	$577	$—	$—	$2,968
There were no securities lending agreements at June 30, 2023 and December 31, 2022.
There were no reverse repurchase agreements at June 30, 2023 and December 31, 2022.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $6.4 billion and $3.5 billion at June 30, 2023 and December 31, 2022, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLBs”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $247 million and $222 million of stock in FHLBs at June 30, 2023 and December 31, 2022, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $5.4 billion and $2.5 billion, respectively, at June 30, 2023 and $4.8 billion and $1.8 billion, respectively, at December 31, 2022.

Corebridge | Second Quarter 2023 Form 10-Q 51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
Certain GICs recorded in policyholder contract deposits with a carrying value of $50 million and $56 million at June 30, 2023 and December 31, 2022, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $56 million and $63 million at June 30, 2023 and December 31, 2022, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $239 million and $144 million at June 30, 2023 and December 31, 2022, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modco with funds withheld.
For further discussion on the sale of Fortitude Holdings, see Note 7.

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	June 30, 2023	December 31, 2022
Commercial mortgages(a)	$33,845	$32,993
Residential mortgages	7,456	5,856
Life insurance policy loans	1,754	1,750
Commercial loans, other loans and notes receivable(b)	4,131	4,567
Total mortgage and other loans receivable	47,186	45,166
Allowance for credit losses(c)	(689)	(600)
Mortgage and other loans receivable, net	$46,497	$44,566
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 19% and 10%, respectively, at June 30, 2023, and 20% and 11%, respectively, at December 31, 2022). The weighted average loan-to-value ratio for NY and CA was 61% and 53% at June 30, 2023, respectively, and 59% and 53% at December 31, 2022, respectively. The debt service coverage ratio for NY and CA was 2.0X and 2.1X at June 30, 2023, respectively, and 2.0X and 2.1X at December 31, 2022, respectively.
(b)Includes loans held for sale which are carried at lower cost or market, determined on an individual loan basis, and are collateralized primarily by apartments. As of June 30, 2023 and December 31, 2022, the net carrying value of these loans was $186 million and $170 million, respectively.
(c)Does not include allowance for credit losses of $74 million and $60 million at June 30, 2023 and December 31, 2022, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of June 30, 2023, $6 million and $633 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2022, $3 million and $623 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of June 30, 2023, accrued interest receivable was $19 million and $151 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2022, accrued interest receivable was $15 million and $130 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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

Corebridge | Second Quarter 2023 Form 10-Q 52

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios* for commercial mortgages by year of vintage:

June 30, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
>1.2X	$1,178	$5,407	$2,131	$1,147	$5,036	$12,698	$27,597
1.00 - 1.20X	54	1,070	941	757	179	1,485	4,486
<1.00X	47	40	—	23	—	1,652	1,762
Total commercial mortgages	$1,279	$6,517	$3,072	$1,927	$5,215	$15,835	$33,845
December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
>1.2X	$5,382	$2,043	$1,521	$4,832	$3,505	$9,948	$27,231
1.00 - 1.20X	859	734	388	343	470	1,088	3,882
<1.00X	37	—	23	52	707	1,061	1,880
Total commercial mortgages	$6,278	$2,777	$1,932	$5,227	$4,682	$12,097	$32,993
* The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at June 30, 2023 and 1.9X at December 31, 2022. The debt service coverage ratios are updated when additional information becomes available.
The following table presents loan-to-value ratios* for commercial mortgages by year of vintage:

June 30, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
Less than 65%	$916	$5,005	$2,265	$1,699	$3,763	$11,414	$25,062
65% to 75%	296	1,163	527	76	1,402	2,608	6,072
76% to 80%	—	349	43	—	—	346	738
Greater than 80%	67	—	237	152	50	1,467	1,973
Total commercial mortgages	$1,279	$6,517	$3,072	$1,927	$5,215	$15,835	$33,845
December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
Less than 65%	$5,270	$2,061	$1,515	$3,752	$2,666	$9,205	$24,469
65% to 75%	973	435	391	1,425	1,356	1,184	5,764
76% to 80%	35	43	—	—	70	218	366
Greater than 80%	—	238	26	50	590	1,490	2,394
Total commercial mortgages	$6,278	$2,777	$1,932	$5,227	$4,682	$12,097	$32,993
* The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58% at June 30, 2023, and 59% at December 31, 2022. The loan-to-value ratios reflect the latest obtained valuations of the collateral properties. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

Corebridge | Second Quarter 2023 Form 10-Q 53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)
June 30, 2023
Credit Quality Performance Indicator:
In good standing	604	$13,919	$8,479	$3,514	$5,652	$1,808	$316	$33,688	100%
90 days or less delinquent	—	—	—	—	—	—	—	—	—%
>90 days delinquent or in process of foreclosure(a)	3	—	157	—	—	—	—	157	—%
Total(b)	607	$13,919	$8,636	$3,514	$5,652	$1,808	$316	$33,845	100%
Allowance for credit losses		$87	$374	$62	$70	$22	$6	$621	2%
December 31, 2022
Credit Quality Performance Indicator:
In good standing	599	$13,226	$8,470	$3,192	$5,417	$1,749	$290	$32,344	98%
Restructured	9	—	329	94	—	59	—	482	1%
90 days or less delinquent	—	—	—	—	—	—	—	—	—%
>90 days delinquent or in process of foreclosure(a)	3	—	167	—	—	—	—	167	1%
Total(b)	611	$13,226	$8,966	$3,286	$5,417	$1,808	$290	$32,993	100%
Allowance for credit losses		$89	$294	$54	$65	$23	$6	$531	2%
(a)    Includes $156 million and $156 million of Office loans supporting the Fortitude Re funds withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at June 30, 2023 and December 31, 2022, respectively.
(b)    Does not reflect allowance for credit losses.
(c)    Our commercial mortgage loan portfolio is current as to payments of principal and interest, for both periods presented. There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

June 30, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO*:
780 and greater	$285	$492	$2,314	$637	$240	$513	$4,481
720 - 779	664	564	538	169	79	199	2,213
660 - 719	170	249	88	38	25	98	668
600 - 659	2	21	7	7	6	38	81
Less than 600	—	—	1	1	2	9	13
Total residential mortgages	$1,121	$1,326	$2,948	$852	$352	$857	$7,456
December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO*:
780 and greater	$294	$2,141	$652	$229	$76	$437	$3,829
720 - 779	536	711	167	75	32	134	1,655
660 - 719	163	79	28	16	9	47	342
600 - 659	2	4	2	1	2	13	24
Less than 600	—	—	—	1	—	5	6
Total residential mortgages	$995	$2,935	$849	$322	$119	$636	$5,856
* Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and has been updated within the last twelve months.

Corebridge | Second Quarter 2023 Form 10-Q 54

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable:*

Three Months Ended June 30,	2023			2022
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$586	$73	$659	$413	$75	$488
Loans charged off	(4)	—	(4)	1	—	1
Net charge-offs	(4)	—	(4)	1	—	1
Addition to (release of) allowance for loan losses	39	(5)	34	—	(5)	(5)
Allowance, end of period	$621	$68	$689	$414	$70	$484

Six Months Ended June 30,	2023			2022
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$531	$69	$600	$423	$73	$496
Loans charged off	(4)	—	(4)	(4)	—	(4)
Net charge-offs	(4)	—	(4)	(4)	—	(4)
Addition to (release of) allowance for loan losses	94	(1)	93	(5)	(3)	(8)
Allowance, end of period	$621	$68	$689	$414	$70	$484
* Does not include allowance for credit losses of $74 million and $78 million, respectively, at June 30, 2023 and 2022 in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.
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
During the six-month period ended June 30, 2023, Corebridge did not modify any loans to borrowers experiencing financial difficulty.
There were no loans that had defaulted during the six-month period ended June 30, 2023, that had been previously modified with borrowers experiencing financial difficulties.
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
During the six-month period ended June 30, 2022, loans with a carrying value of $77 million were modified as troubled debt restructurings. Effective January 1, 2023, we are no longer required to assess whether loan modifications are TDRs.

Corebridge | Second Quarter 2023 Form 10-Q 55

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
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
Reinsurance recoverables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. The reinsurance recoverables for coinsurance and modco contracts, along with amounts recoverable on YRT treaties are determined based on updated NPRs, reflecting updated actuarial assumptions using locked-in upper-medium investment instrument yield discount rates with changes recognized as remeasurement gains and losses reported in income. In addition, reinsurance recoverables are remeasured at the balance sheet date using current upper-medium grade discount rates with changes reported in OCI. For reinsurance agreements that reinsure existing, or non-contemporaneous (in-force) traditional and limited payment long-duration insurance contracts, the reinsurance recoverable is measured using the upper-medium grade fixed-income instrument yield discount rate assumption related to the effective date of the reinsurance contract. Therefore, for non-contemporaneous reinsurance agreements executed after January 1, 2021, the locked-in rate to accrete interest into the income statement related to the reinsurance recoverable would be different from the locked-in rate used for accreting interest on the direct reserve for future policy benefits. Certain reinsured guaranteed benefits previously reported as reinsurance recoverables are classified as Market risk benefit assets in the Condensed Consolidated Balance Sheets and are measured at fair value.
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

Corebridge | Second Quarter 2023 Form 10-Q 56

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
These reinsurance transactions between Corebridge and Fortitude Re were structured as modco arrangements. In the modco, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., Corebridge), thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as Corebridge maintains ownership of these investments, Corebridge will maintain its existing accounting for these assets (e.g., the changes in fair value of available-for-sale securities will be recognized within OCI)). Corebridge has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing liabilities for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	June 30, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale	$15,411	$15,411	$16,339	$16,339	Fair value through other comprehensive income
Fixed maturity securities - fair value option	3,883	3,883	3,485	3,485	Fair value through net investment income
Commercial mortgage loans	3,553	3,306	3,490	3,241	Amortized cost
Real estate investments	126	301	133	348	Amortized cost
Private equity funds/hedge funds	1,940	1,940	1,893	1,893	Fair value through net investment income
Policy loans	340	340	355	355	Amortized cost
Short-term Investments	245	245	69	69	Fair value through net investment income
Funds withheld investment assets	25,498	25,426	25,764	25,730
Derivative assets, net(a)	58	58	90	90	Fair value through realized gains (losses)
Other(b)	531	528	731	731	Amortized cost
Total	$26,087	$26,012	$26,585	$26,551
(a)    The derivative assets and liabilities have been presented net of cash collateral. The derivative assets supporting the Fortitude Re funds withheld arrangements had a fair market value of $189 million and $189 million as of June 30, 2023 and December 31, 2022, respectively. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)    Primarily comprised of Cash and Accrued investment income.

Corebridge | Second Quarter 2023 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net investment income - Fortitude Re funds withheld assets	$270	$182	$664	$460
Net realized losses on Fortitude Re funds withheld assets:
Net realized losses Fortitude Re funds withheld assets	(130)	(60)	(110)	(183)
Net realized gains (losses) Fortitude Re funds withheld embedded derivatives	122	2,394	(903)	5,231
Net realized gains (losses) on Fortitude Re funds withheld assets	(8)	2,334	(1,013)	5,048
Income (loss) before income tax benefit (expense)	262	2,516	(349)	5,508
Income tax benefit (expense)*	(55)	(529)	73	(1,157)
Net income (loss)	207	1,987	(276)	4,351
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available for sale*	(165)	(1,875)	286	(4,151)
Comprehensive income	$42	$112	$10	$200
* The income tax expense (benefit) and the tax impact in OCI was computed using the U.S. statutory tax rate of 21%.
Various assets supporting the Fortitude Re funds withheld arrangements are reported at amortized cost, and as such, changes in the fair value of these assets are not reflected in the financial statements. However, changes in the fair value of these assets are included in the embedded derivative in the Fortitude Re funds withheld arrangement and the appreciation (depreciation) of the assets is the primary driver of the comprehensive income reflected above.
REINSURANCE – CREDIT LOSSES
The estimation of reinsurance recoverables involves a significant amount of judgment. Reinsurance assets include reinsurance recoverables on future policy benefits and policyholder contract deposits that are estimated as part of our insurance liability valuation process and, consequently, are subject to similar judgments and uncertainties as the estimation of gross benefit liabilities.
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
The total reinsurance recoverables as of June 30, 2023 were $29.3 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 100% of the reinsurance recoverables were investment grade, (ii) less than 1% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Balance, beginning of period	$74	$105	$84	$101
Current period provision for expected credit losses and disputes	(8)	2	(18)	6
Write-offs charged against the allowance for credit losses and disputes	—	—	—	—
Other changes	—	—	—	—
Balance, end of period	$66	$107	$66	$107

Corebridge | Second Quarter 2023 Form 10-Q 58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance
There were no material recoveries of credit losses previously written off for the three and six months ended June 30, 2023 or 2022.
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due and record an allowance for disputes when there is reasonable uncertainty of the collectability of a disputed amount during the reporting period. Past-due balances were not significant for any of the periods presented.
For further discussion of arbitration proceedings against us, see Note 14.

8. Variable Interest Entities
A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains and losses of the entity. Consolidation of a VIE by its primary beneficiary is not based on majority voting interest but is based on other criteria discussed below.
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

Corebridge | Second Quarter 2023 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles(d)	Total
June 30, 2023
Assets:
Bonds available for sale	$—	$92	$92
Other bond securities	—	—	—
Equity securities	34	—	34
Mortgage and other loans receivable	—	2,010	2,010
Other invested assets
Alternative investments(a)	2,860	—	2,860
Investment real estate	1,784	—	1,784
Short-term investments	292	7	299
Cash	99	—	99
Accrued investment income	—	14	14
Other assets	130	(2)	128
Total assets(b)	$5,199	$2,121	$7,320
Liabilities:
Debt of consolidated investment entities	$1,433	$1,223	$2,656
Other liabilities	102	—	102
Total liabilities	$1,535	$1,223	$2,758
December 31, 2022
Assets:
Bonds available for sale	$—	$3,571	$3,571
Other bond securities	—	—	—
Equity securities	51	—	51
Mortgage and other loans receivable	—	2,088	2,088
Other invested assets
Alternative investments(a)	2,842	—	2,842
Investment real estate	1,731	—	1,731
Short-term investments	191	265	456
Cash	71	—	71
Accrued investment income	—	7	7
Other assets	102	68	170
Total assets(b)	$4,988	$5,999	$10,987
Liabilities:
Debt of consolidated investment entities	$1,382	$4,576	$5,958
Other liabilities	85	47	132
Total liabilities	$1,467	$4,623	$6,090
(a)    Composed primarily of investments in real estate joint ventures at June 30, 2023 and December 31, 2022.
(b)    The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)    Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At June 30, 2023 and December 31, 2022, together, the Company and AIG affiliates have commitments to internal parties of $2.0 billion and $2.1 billion and commitments to external parties of $0.5 billion and $0.6 billion, respectively. At June 30, 2023, $1.3 billion out of the internal commitments was from subsidiaries of Corebridge entities and $0.7 billion was from other AIG affiliates. At December 31, 2022, $1.4 billion out of the internal commitments was from subsidiaries of Corebridge entities, and $0.7 billion was from other AIG affiliates.
(d)    During the three months ended March 31, 2023, Corebridge deconsolidated certain consolidated investment entities, as part of the sale of AIG Credit Management, LLC with $3.6 billion assets and $3.2 billion in liabilities, resulting in a pre-tax loss of $3 million.

Corebridge | Second Quarter 2023 Form 10-Q 60

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Income Statements:

	Real Estate and	Securitization	Affordable
	Investment	and Repackaging	Housing
(in millions)	Entities	Vehicles	Partnerships	Total
Three Months Ended June 30, 2023
Total revenue	$16	$18	$—	$34
Net income attributable to noncontrolling interests	(20)	—	—	(20)
Net income (loss) attributable to Corebridge	19	9	—	28
Three Months Ended June 30, 2022
Total revenue	$188	$51	$—	$239
Net income attributable to noncontrolling interests	79	2	—	81
Net income (loss) attributable to Corebridge	95	10	—	105
Six Months Ended June 30, 2023
Total revenue	$69	$77	$—	$146
Net income attributable to noncontrolling interests	(14)	—	—	(14)
Net income (loss) attributable to Corebridge	52	54	—	106
Six Months Ended June 30, 2022
Total revenue	$388	$113	$—	$501
Net income attributable to noncontrolling interests	154	2	—	156
Net income (loss) attributable to Corebridge	209	41	—	250
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
June 30, 2023
Real estate and investment entities(a)	$385,451	$5,715	$2,855	$8,570
Total	$385,451	$5,715	$2,855	$8,570
December 31, 2022
Real estate and investment entities(a)	$376,055	$5,575	$2,784	$8,359
Total	$376,055	$5,575	$2,784	$8,359
(a)    Composed primarily of hedge funds and private equity funds.
(b)    At June 30, 2023 and December 31, 2022, $5.7 billion and $5.6 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)    These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
Additionally, from time to time, AIG designed internal securitizations and a series of VIEs, which are not consolidated by Corebridge, that securitized certain secured loans, bank loans and RMLs. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of June 30, 2023, the total VIE assets of these securitizations are $2.9 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.3 billion. As of December 31, 2022, the total VIE assets of these securitizations are $3.2 billion, of which Corebridge’s maximum exposure to loss is $1.5 billion.

Corebridge | Second Quarter 2023 Form 10-Q 61

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
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$617	$210	$1,433	$38	$155	$202	$1,798	$77
Foreign exchange contracts	5,135	534	1,600	34	3,535	575	3,354	176
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	28,937	1,433	24,381	2,243	27,656	1,371	21,553	2,599
Foreign exchange contracts	6,176	618	7,219	321	4,630	672	6,673	456
Equity contracts	29,178	1,274	15,485	349	26,041	417	9,962	27
Other contracts(b)	46,017	15	—	—	47,128	15	48	—
Total derivatives, gross	$116,060	$4,084	$50,118	$2,985	$109,145	$3,252	$43,388	$3,335
Counterparty netting(c)		(2,790)		(2,790)		(2,547)		(2,547)
Cash collateral(d)		(838)		(43)		(406)		(691)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$456		$152		$299		$97
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

Corebridge | Second Quarter 2023 Form 10-Q 62

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

(e)    Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. The fair value of assets related to bifurcated embedded derivatives were both zero at June 30, 2023 and December 31, 2022. The fair value of liabilities related to bifurcated embedded derivatives was $8.3 billion and $6.7 billion at June 30, 2023 and December 31, 2022, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	June 30, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$62,164	$3,727	$44,954	$2,743	$60,633	$3,177	$42,109	$3,154
Total derivatives with third parties	53,896	357	5,164	242	48,512	75	1,279	181
Total derivatives, gross	$116,060	$4,084	$50,118	$2,985	$109,145	$3,252	$43,388	$3,335
As of June 30, 2023 and December 31, 2022, the following amounts were recorded on the Condensed Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	June 30, 2023		December 31, 2022
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available for sale, at fair value	$6,434	$—	$6,520	$—
Commercial mortgage and other loans(a)	—	(25)	—	(25)
Policyholder contract deposits(b)	(3,706)	17	(2,218)	68
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
Collateral posted by us to third parties for derivative transactions was $237 million and $255 million at June 30, 2023 and December 31, 2022, respectively. Collateral posted by us to related parties for derivative transactions was $688 million and $1.5 billion at June 30, 2023 and December 31, 2022, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $285 million and $40 million at June 30, 2023 and December 31, 2022, respectively. Collateral provided to us from related parties for derivative transactions was $799 million and $380 million at June 30, 2023 and December 31, 2022, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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

Corebridge | Second Quarter 2023 Form 10-Q 63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

provisions apply in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions governed by the ISDA Master Agreement.
HEDGE ACCOUNTING
We designated certain derivatives entered into with related parties as fair value hedges of available-for-sale securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards and cross-currency swaps designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. We also designated certain interest rate swaps entered into with both third parties and related parties as fair value hedges of fixed rate GICs and commercial mortgage loans attributable to changes in benchmark interest rates.
During 2022, we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances. For the year ended December 31, 2022, we recognized derivative gains of $223 million in AOCI and reclassified $21 million into interest expense. For the three and six months ended June 30, 2023, $7 million and $14 million has been reclassified into interest expense. There are no additional derivative gains or losses recognized in AOCI for this period. The remaining amount in AOCI, of $188 million, will be reclassified into interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the three and six months ended June 30, 2023 of $(1) million and $(2) million, respectively, and for the three and six months ended June 30, 2022 of $7 million and $9 million, respectively, included in Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Three Months Ended June 30, 2023
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(43)	—	37	(6)
Net investment income	—	—	1	1
Foreign exchange contracts:
Realized gains (losses)	(79)	30	79	30
Three Months Ended June 30, 2022
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(33)	—	34	1
Net investment income	—	—	—	—
Foreign exchange contracts:
Realized gains (losses)	384	68	(384)	68

Corebridge | Second Quarter 2023 Form 10-Q 64

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Six Months Ended June 30, 2023
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	43	—	(51)	(8)
Net investment income	—	—	1	1
Foreign exchange contracts:
Realized gains (losses)	(162)	109	162	109
Six Months Ended June 30, 2022
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(90)	—	93	3
Net investment income	1	—	(1)	—
Foreign exchange contracts:
Realized gains (losses)	531	76	(531)	76
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
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
By Derivative Type:
Interest rate contracts	$(148)	$(868)	$(116)	$(1,682)
Foreign exchange contracts	(123)	678	(190)	904
Equity contracts	(131)	76	(48)	(120)
Credit contracts	—	—	—	(1)
Other contracts	152	15	25	32
Embedded derivatives within policyholder contract deposits	(435)	556	(819)	1,217
Fortitude Re funds withheld embedded derivative	122	2,394	(903)	5,231
Total(a)	$(563)	$2,851	$(2,051)	$5,581
By Classification:
Policy fees	$16	$14	$32	$29
Net investment income	—	2	(2)	(2)
Net realized gains - excluding Fortitude Re funds withheld assets	9	616	(405)	1,023
Net realized gains (losses) on Fortitude Re funds withheld assets	(85)	44	(42)	(8)
Net realized gains on Fortitude Re funds withheld embedded derivatives	122	2,394	(903)	5,231
Policyholder benefits	(3)	(7)	—	(14)
Change in the Fair value of market risk benefits(b)	(622)	(212)	(731)	(678)
Total(b)	$(563)	$2,851	$(2,051)	$5,581
(a)    Includes gains (losses) with related parties of $(246) million and $(423) million for the three months ended June 30, 2023 and 2022, respectively, and $(240) million and $(1.5) billion for the six months ended June 30, 2023 and 2022, respectively.
(b)    This represents activity related to derivatives that economically hedged changes in fair value of certain MRBs.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were both zero at June 30, 2023 and December 31, 2022. These securities have par amounts of $25 million and $25 million at June 30, 2023 and December 31, 2022, respectively, and have remaining stated maturity dates that extend to 2052.

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

Corebridge | Second Quarter 2023 Form 10-Q 65

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
Unrealized Appreciation (Depreciation) of Investments: DAC related to investment-oriented contracts was also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on EGPs, with related changes recognized through OCI. The adjustment was made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities were in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions were updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields. If a future loss was anticipated under this basis, any additional shortfall indicated by loss recognition tests was recognized as a reduction in AOCI. Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for Future policy benefits. The change in these adjustments, net of tax, was included with the change in net unrealized appreciation of investments that is credited or charged directly to OCI.
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
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
DAC for all contracts, except for those with limited to no exposure to policyholder behavior risk, (i.e., certain investment contracts), is grouped and amortized on a constant level basis (i.e., approximating straight line amortization with adjustments for expected terminations) over the expected term of the related contracts using assumptions consistent with those used in estimating the related liability for future policy benefits, or any other related balances, for those corresponding contracts, as applicable. Capitalized expenses are only included in DAC amortization as expenses are incurred. For amortization purposes, contracts are grouped into annual cohorts by issue year and product and to segregate reinsured and non-reinsured contracts. For life insurance contracts, amortization is based on insurance in-force, while initial deposits are used for deferred annuity contracts, structured settlements and pension risk transfer products. Changes in future assumptions (e.g., expected duration of contracts or amount of coverage expected to be in force) are applied by adjusting the amortization rate prospectively. The Company has elected to implicitly account for actual experience, whether favorable or unfavorable, in its amortization expense each period. DAC is capped at the amount of expenses capitalized as the DAC balance does not accrue interest. DAC is not subject to recoverability testing.
VOBA: VOBA is determined at the time of acquisition and is reported in the Condensed Consolidated Balance Sheets with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase. VOBA is amortized, consistent with DAC, i.e., over the life of the business on a constant level basis.
Internal Replacements of Long-duration and Investment-oriented Products: the accounting of internal replacements has generally not been impacted by the adoption of LDTI.

Corebridge | Second Quarter 2023 Form 10-Q 66

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |10. Deferred Policy Acquisition Costs

The following table presents the transition rollforward for deferred policy acquisition costs for long-duration contracts:

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
The following table presents a rollforward of deferred policy acquisition costs related to long-duration contracts for the six months ended June 30, 2023 and 2022:

Six Months Ended June 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Balance, beginning of year	$4,643	$1,060	$4,718	$51	$10,472
Capitalization	358	37	221	10	626
Amortization expense	(274)	(41)	(189)	(4)	(508)
Other, including foreign exchange	—	—	33	—	33
Balance, end of period	$4,727	$1,056	$4,783	$57	$10,623
Value of Business Acquired	2	—	90	—	92
Deferred policy acquisition costs and value of business acquired	$4,729	$1,056	$4,873	$57	$10,715

Six Months Ended June 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Balance, beginning of year	$4,604	$1,078	$4,765	$38	$10,485
Capitalization	280	29	203	6	518
Amortization expense	(245)	(39)	(203)	(3)	(490)
Other, including foreign exchange	2	—	(58)	—	(56)
Balance, end of period	$4,641	$1,068	$4,707	$41	$10,457
Value of Business Acquired	2	1	95	—	98
Deferred policy acquisition costs and value of business acquired	$4,643	$1,069	$4,802	$41	$10,555

Corebridge | Second Quarter 2023 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |10. Deferred Policy Acquisition Costs

The following table presents a rollforward of value of business acquired for the six months ended June 30, 2023 and 2022:

Six Months Ended June 30,	2023				2022
	Individual Retirement	Group Retirement	Life Insurance	Total	Individual Retirement	Group Retirement	Life Insurance	Total
(in millions)
Balance, beginning of year	$3	$1	$87	$91	$3	$1	$109	$113
Amortization expense	(1)	—	(5)	(6)	—	—	(5)	(5)
Other, including foreign exchange	—	(1)	8	7	(1)	—	(9)	(10)
Balance, end of period	$2	$—	$90	$92	$2	$1	$95	$98
DEFERRED SALES INDUCEMENTS
We offer deferred sales inducements (“DSI”) which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest and are higher than the contracts’ expected ongoing crediting rates for periods after the bonus period. DSI is reported in Other assets, while amortization related to DSI is recorded in Interest credited to policyholder account balances.
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
DSI amounts were deferred and amortized over the life of the contract in relation to the incidence of EGPs to be realized over the estimated lives of the contracts. DSI was adjusted for the effect on EGPs of unrealized gains and losses on available-for-sale securities, with related changes recognized through Other comprehensive income.
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
DSI amounts are deferred and amortized on a constant level basis over the life of the contract consistent with DAC. Changes in future assumptions (e.g., expected duration of contracts) are applied by adjusting the amortization rate prospectively rather than through a retrospective catch up adjustment. The Company has elected to implicitly account for actual experience, whether favorable or unfavorable, in its amortization expense each period, consistent with DAC.
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
The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the six months ended June 30, 2023 and 2022:

Six Months Ended June 30,	2023			2022
	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
(in millions)
Balance, beginning of year	$381	$177	$558	$428	$191	$619
Capitalization	4	1	5	4	—	4
Amortization expense	(27)	(7)	(34)	(26)	(7)	(33)
Balance, end of period	$358	$171	$529	$406	$184	$590
Other reconciling items*			2,151			2,467
Other assets, including restricted cash			$2,680			$3,057
* Other reconciling items include prepaid expenses, goodwill, intangible assets and any similar items.

Corebridge | Second Quarter 2023 Form 10-Q 68

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
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
Future policy benefits for traditional and limited pay contracts were reserved using actuarial assumptions locked-in at contract issuance. These assumptions were only updated when a loss recognition event occurred. Also included in Future policy benefits, were reserves for contracts in loss recognition, including the adjustment to reflect the effect of unrealized gains on fixed maturity securities available for sale with related changes recognized through Other comprehensive income.
Future policy benefits also included certain guaranteed benefits of annuity products that were not considered embedded derivatives.
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
For traditional and limited pay long-duration products, benefit reserves are accrued and benefit expense is recognized using a NPR methodology for each annual cohort of business. This NPR method incorporates periodic retrospective revisions to the NPR to reflect updated actuarial assumptions and variances in actual versus expected experience. The Future policy benefit liability is accrued by multiplying the gross premium recognized in each period by the NPR. The net premium is equal to the portion of the gross premium required to provide for all benefits and certain expenses and may not exceed 100%. Benefits in excess of premiums are expensed immediately through Policyholder benefits. In addition, periodic revisions to the NPR below 100% may result in reclassification between the benefit reserves and deferred profit liability for limited pay contracts.
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
The current discount rate assumption for the liability for future policy benefits is derived from market observable yields on upper-medium-grade fixed income instruments. The Company uses an external index as the source of the yields on these instruments for the first 30 years. For years 30 to 50, the yield is derived using market observable yields. Yields for years 50 to 100 are extrapolated using a flat forward approach, maintaining a constant forward spread through the period. The current discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change in the discount rate reflected in OCI.
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

Corebridge | Second Quarter 2023 Form 10-Q 69

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
Adjustments for the reclassification between the liability for future policy benefits and deferred profit liability represent changes in the NPRs that are less than 100% at transition for certain limited pay cohorts, resulting in a reclassification between the two liabilities, with no impact on Retained earnings.
Adjustments for changes in cash flow assumptions represents revised NPRs in excess of 100% for certain cohorts at transition, with an offset to Retained earnings.
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

Corebridge | Second Quarter 2023 Form 10-Q 70

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

Six Months Ended June 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$11,654	$—	$991	$12,645
Effect of changes in discount rate assumptions (AOCI)	—	—	1,872	—	66	1,938
Beginning balance at original discount rate	—	—	13,526	—	1,057	14,583
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	—	—	10	—	6	16
Adjusted beginning of year balance	—	—	13,536	—	1,063	14,599
Issuances	—	—	666	—	—	666
Interest accrual	—	—	214	—	23	237
Net premium collected	—	—	(719)	—	(59)	(778)
Foreign exchange impact	—	—	206	—	—	206
Other	—	—	10	—	—	10
Ending balance at original discount rate	—	—	13,913	—	1,027	14,940
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,904)	—	(61)	(1,965)
Balance, end of period	$—	$—	$12,009	$—	$966	$12,975

Present value of expected future policy benefits
Balance, beginning of year	$1,223	$211	$21,179	$12,464	$20,429	$55,506
Effect of changes in discount rate assumptions (AOCI)	167	2	3,424	2,634	1,083	7,310
Beginning balance at original discount rate	1,390	213	24,603	15,098	21,512	62,816
Effect of changes in cash flow assumptions(a)	—	—	—	—	—	—
Effect of actual variances from expected experience(a)	(1)	—	36	17	(8)	44
Adjusted beginning of year balance	1,389	213	24,639	15,115	21,504	62,860
Issuances	120	6	656	3,301	3	4,086
Interest accrual	25	5	450	301	513	1,294
Benefit payments	(65)	(13)	(943)	(521)	(739)	(2,281)
Foreign exchange impact	—	—	236	308	—	544
Other	—	—	5	—	(6)	(1)
Ending balance at original discount rate	1,469	211	25,043	18,504	21,275	66,502
Effect of changes in discount rate assumptions (AOCI)	(158)	(1)	(3,386)	(2,752)	(822)	(7,119)
Balance, end of period	$1,311	$210	$21,657	$15,752	$20,453	$59,383
Net liability for future policy benefits, end of period	1,311	210	9,648	15,752	19,487	46,408
Liability for future policy benefits for certain participating contracts	—	—	13	—	1,316	1,329
Liability for universal life policies with secondary guarantees and similar features(b)	—	—	3,402	—	56	3,458
Deferred profit liability	86	10	17	1,468	869	2,450
Other reconciling items(c)	35	3	513	—	92	643
Future policy benefits for life and accident and health insurance contracts	1,432	223	13,593	17,220	21,820	54,288
Less: Reinsurance recoverable:	(4)	—	(1,148)	(39)	(21,820)	(23,011)
Net liability for future policy benefits after reinsurance recoverable	$1,428	$223	$12,445	$17,181	$—	$31,277

Weighted average liability duration of the liability for future policy benefits(d)	7.8	6.9	12.5	11.6	11.5

Corebridge | Second Quarter 2023 Form 10-Q 71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities

Six Months Ended June 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$14,369	$—	$1,274	$15,643
Effect of changes in discount rate assumptions (AOCI)	—	—	(706)	—	(150)	(856)
Beginning balance at original discount rate	—	—	13,663	—	1,124	14,787
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(8)	—	4	(4)
Adjusted beginning of year balance	—	—	13,655	—	1,128	14,783
Issuances	—	—	728	—	—	728
Interest accrual	—	—	199	—	25	224
Net premium collected	—	—	(710)	—	(62)	(772)
Foreign exchange impact	—	—	(479)	—	—	(479)
Other	—	—	—	—	—	—
Ending balance at original discount rate	—	—	13,393	—	1,091	14,484
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,174)	—	(16)	(1,190)
Balance, end of period	$—	$—	$12,219	$—	$1,075	$13,294

Present value of expected future policy benefits
Balance, beginning of year	$1,373	$264	$27,442	$13,890	$27,674	$70,643
Effect of changes in discount rate assumptions (AOCI)	(95)	(46)	(2,717)	(870)	(5,673)	(9,401)
Beginning balance at original discount rate	1,278	218	24,725	13,020	22,001	61,242
Effect of changes in cash flow assumptions(a)	—	—	—	—	—	—
Effect of actual variances from expected experience(a)	(7)	(1)	(6)	(5)	(18)	(37)
Adjusted beginning of year balance	1,271	217	24,719	13,015	21,983	61,205
Issuances	102	7	726	708	5	1,548
Interest accrual	20	4	439	215	615	1,293
Benefit payments	(56)	(13)	(905)	(390)	(746)	(2,110)
Foreign exchange impact	—	—	(610)	(318)	—	(928)
Other	—	—	(1)	—	(98)	(99)
Ending balance at original discount rate	1,337	215	24,368	13,230	21,759	60,909
Effect of changes in discount rate assumptions (AOCI)	(109)	10	(1,868)	(1,712)	451	(3,228)
Balance, end of period	$1,228	$225	$22,500	$11,518	$22,210	$57,681
Net liability for future policy benefits, end of year	1,228	225	10,281	11,518	21,135	44,387
Liability for future policy benefits for certain participating contracts	—	—	14	—	1,359	1,373
Liability for universal life policies with secondary guarantees and similar features(b)	—	—	3,608	—	55	3,663
Deferred profit liability	87	12	13	1,184	903	2,199
Other reconciling items(c)	29	—	507	—	111	647
Future policy benefits for life and accident and health insurance contracts	1,344	237	14,423	12,702	23,563	52,269
Less: Reinsurance recoverable:	(4)	—	(1,253)	(43)	(23,547)	(24,847)
Net liability for future policy benefits after reinsurance recoverable	$1,340	$237	$13,170	$12,659	$16	$27,422

Weighted average liability duration of the liability for future policy benefits(d)	7.7	7.2	12.7	11.1	12.0
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

Corebridge | Second Quarter 2023 Form 10-Q 72

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
For the six months ended June 30, 2023 and 2022 in the traditional term life insurance block, capping of net premium ratios at 100% causes our reserves to be higher by $32 million and $13 million, respectively, with a charge to net income. The discount rate was updated based on market observable information. Relative to prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Six Months Ended June 30,
(in millions)		2023	2022
Individual Retirement	Undiscounted expected future benefits and expense	$2,115	$1,835
	Undiscounted expected future gross premiums	$—	$—
	Discounted expected future gross premiums (at current discount rate)	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$316	$328
	Undiscounted expected future gross premiums	$—	$—
	Discounted expected future gross premiums (at current discount rate)	$—	$—
Life Insurance	Undiscounted expected future benefits and expense	$39,848	$38,406
	Undiscounted expected future gross premiums	$29,792	$28,810
	Discounted expected future gross premiums (at current discount rate)	$19,207	$19,704
Institutional Markets	Undiscounted expected future benefits and expense	$33,474	$21,092
	Undiscounted expected future gross premiums	$—	$—
	Discounted expected future gross premiums (at current discount rate)	$—	$—
Corporate and Other *	Undiscounted expected future benefits and expense	$43,791	$45,258
	Undiscounted expected future gross premiums	$2,179	$2,346
	Discounted expected future gross premiums (at current discount rate)	$1,435	$1,602
* Represents activity ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statement of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums		Interest Accretion
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Individual Retirement	$136	$108	$25	$20
Group Retirement	10	13	5	4
Life Insurance	1,175	1,168	236	240
Institutional Markets	3,500	747	301	215
Corporate and Other	107	113	490	590
Total	$4,928	$2,149	$1,057	$1,069
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

June 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

Weighted-average interest rate, original discount rate	3.73%	5.14%	4.09%	3.95%	4.88%
Weighted-average interest rate, current discount rate	5.27%	5.26%	5.27%	5.34%	5.25%
June 30, 2022
Weighted-average interest rate, original discount rate	3.37%	5.20%	4.15%	3.30%	4.84%
Weighted-average interest rate, current discount rate	4.61%	4.58%	4.62%	4.52%	4.72%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

Corebridge | Second Quarter 2023 Form 10-Q 73

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
Adjustments for the reclassification between the liability for future policy benefits and deferred profit liability represent changes in the NPRs that are less than 100% at transition for certain limited pay cohorts, resulting in a reclassification between the two liabilities, with no impact on retained earnings.
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

Corebridge | Second Quarter 2023 Form 10-Q 74

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
Post-adoption, our additional liabilities primarily consist of universal life policies with secondary guarantees and these additional liabilities are recognized in addition to the Policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. For universal life policies without secondary guarantees, for which profits followed by losses are first expected after contract inception, we establish a liability, in addition to policyholder account balances, so that expected future losses are recognized in proportion to the emergence of profits in the earlier (profitable) years. Universal life account balances are reported within Policyholder contract deposits, while these additional liabilities are reported within the liability for future policy benefits in the Condensed Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on accumulated assessments, with related changes recognized through Other comprehensive income. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.
The following table presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$3,300	$55	$3,355	$4,952	$55	$5,007
Effect of changes in experience	149	(1)	148	194	(2)	192
Adjusted beginning balance	$3,449	$54	$3,503	$5,146	$53	$5,199
Assessments	341	1	342	344	1	345
Excess benefits paid	(457)	—	(457)	(496)	—	(496)
Interest accrual	61	1	62	65	1	66
Other	(3)	—	(3)	(5)	—	(5)
Changes related to unrealized appreciation (depreciation) of investments	11	—	11	(1,446)	—	(1,446)
Balance, end of period	$3,402	$56	$3,458	$3,608	$55	$3,663
Less: Reinsurance recoverable	(172)	—	(172)	(209)	—	(209)
Balance, end of period net of Reinsurance recoverable	$3,230	$56	$3,286	$3,399	$55	$3,454
Weighted average duration of liability *	26.2	9.2		27.1	9.7
*     The weighted average duration of liabilities is calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.

Corebridge | Second Quarter 2023 Form 10-Q 75

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies with secondary guarantees and similar features:

	Gross Assessments Six Months Ended June 30,		Interest Accretion Six Months Ended June 30,

(in millions)	2023	2022	2023	2022
Life Insurance	$573	$576	$61	$65
Corporate and Other	20	19	1	1
Total	$593	$595	$62	$66
The following table presents the calculation of weighted average interest rate for the liability for universal life policies with secondary guarantees and similar features:

June 30,	2023		2022
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	3.77%	4.20%	3.75%	4.20%

The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
The following table presents details concerning our universal life policies with secondary guarantees and similar features:

	Six Months Ended June 30,
(in millions, except for attained age of contract holders)	2023	2022
Account value	$3,604	$3,406
Net amount at risk	$70,850	$66,889
Average attained age of contract holders	53	53
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

Corebridge | Second Quarter 2023 Form 10-Q 76

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

Six Months Ended June 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate	Total
(in millions, except for average crediting rate)					and Other
Policyholder contract deposits account balance, beginning of year	$89,554	$43,395	$10,224	$11,734	$3,587	$158,494
Deposits	8,898	2,597	809	1,608	22	13,934
Policy charges	(462)	(238)	(764)	(34)	(31)	(1,529)
Surrenders and withdrawals	(6,585)	(3,979)	(122)	(421)	(42)	(11,149)
Benefit payments	(2,012)	(1,080)	(100)	(283)	(171)	(3,646)
Net transfers from (to) separate account	1,637	1,221	—	473	—	3,331
Interest credited	863	554	188	218	85	1,908
Other	(3)	4	(32)	(1)	8	(24)
Policyholder contract deposits account balance, end of period	$91,890	$42,474	$10,203	$13,294	$3,458	$161,319
Other reconciling items(b)	(1,598)	(254)	135	42	—	(1,675)
Policyholder contract deposits	90,292	42,220	10,338	13,336	3,458	159,644
Weighted average crediting rate	2.59%	2.84%	4.30%	3.54%	4.95%
Cash surrender value(c)	$85,417	$41,550	$8,976	$2,555	$1,762	$140,260

Six Months Ended June 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate	Total
(in millions, except for average crediting rate)					and Other
Policyholder contract deposits account balance, beginning of year	$84,097	$43,902	$10,183	$10,804	$3,823	$152,809
Deposits	7,547	2,341	835	162	24	10,909
Policy charges	(395)	(259)	(782)	(34)	(33)	(1,503)
Surrenders and withdrawals	(4,008)	(2,726)	(103)	(27)	(32)	(6,896)
Benefit payments	(1,996)	(1,072)	(119)	(160)	(178)	(3,525)
Net transfers from (to) separate account	1,074	1,155	(2)	14	—	2,241
Interest credited	882	550	193	128	90	1,843
Other	6	1	(10)	(29)	7	(25)
Policyholder contract deposits account balance, end of period	$87,207	$43,892	$10,195	$10,858	$3,701	$155,853
Other reconciling items(b)	(2,245)	(353)	(60)	43	1	(2,614)
Policyholder contract deposits	84,962	43,539	10,135	10,901	3,702	153,239
Weighted average crediting rate	2.38%	2.72%	4.25%	2.40%	4.90%
Cash surrender value(c)	$81,207	$43,094	$8,935	$2,524	$1,839	$137,599
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
(c)     Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs do not have a cash surrender value).
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 12.

Corebridge | Second Quarter 2023 Form 10-Q 77

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities
The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

June 30, 2023	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$7,044	$2,390	$23,797	$33,231
> 1% - 2%	4,151	23	2,067	6,241
> 2% - 3%	8,831	11	732	9,574
> 3% - 4%	7,122	39	6	7,167
> 4% - 5%	446	—	4	450
> 5%	32	—	4	36
Total	$27,626	$2,463	$26,610	$56,699
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,018	$2,574	$6,382	$10,974
> 1% - 2%	4,050	1,624	391	6,065
> 2% - 3%	13,123	89	62	13,274
> 3% - 4%	651	—	—	651
> 4% - 5%	6,799	—	—	6,799
> 5%	151	—	—	151
Total	$26,792	$4,287	$6,835	$37,914
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	131	350	481
> 2% - 3%	10	872	1,083	1,965
> 3% - 4%	1,190	322	201	1,713
> 4% - 5%	2,909	—	—	2,909
> 5%	221	—	—	221
Total	$4,330	$1,325	$1,634	$7,289
Total*	$58,748	$8,075	$35,079	$101,902
Percentage of total	58%	8%	34%	100%

Corebridge | Second Quarter 2023 Form 10-Q 78

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Insurance Liabilities

June 30, 2022		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$10,300	$1,775	$19,868	$31,943
	> 1% - 2%	4,300	25	1,666	5,991
	> 2% - 3%	9,995	1	18	10,014
	> 3% - 4%	7,934	40	6	7,980
	> 4% - 5%	471	—	5	476
	> 5%	34	—	4	38
	Total	$33,034	$1,841	$21,567	$56,442
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$3,817	$1,717	$4,674	$10,208
	> 1% - 2%	6,310	410	7	6,727
	> 2% - 3%	14,556	—	—	14,556
	> 3% - 4%	696	—	—	696
	> 4% - 5%	6,953	—	—	6,953
	> 5%	159	—	—	159
	Total	$32,491	$2,127	$4,681	$39,299
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	105	24	350	479
	> 2% - 3%	240	638	1,108	1,986
	> 3% - 4%	1,395	186	189	1,770
	> 4% - 5%	3,024	—	—	3,024
	> 5%	226	—	—	226
	Total	$4,990	$848	$1,647	$7,485
Total*		$70,515	$4,816	$27,895	$103,226
Percentage of total		68%	5%	27%	100%
*    Excludes policyholder contract deposits account balances that are not subject to guaranteed minimum crediting rates.

Corebridge | Second Quarter 2023 Form 10-Q 79

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
The following table presents a rollforward of the unearned revenue reserve for the six months ended June 30, 2023 and 2022:

Six Months Ended June 30, 2023	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	76	—	—	76
Amortization	(55)	(1)	(5)	(61)
Balance, end of period	$1,748	$1	$100	$1,849
Other reconciling items*				1,042
Other policyholder funds				$2,891

Six Months Ended June 30, 2022	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Balance, beginning of year	$1,693	$2	$116	$1,811
Revenue deferred	70	—	—	70
Amortization	(54)	—	(6)	(60)
Balance, end of period	$1,709	$2	$110	$1,821
Other reconciling items*				1,047
Other policyholder funds				$2,868
* Other reconciling items include policyholders' dividend accumulations, provisions for future dividends to participating policyholders, dividends to policyholders and any similar items.

Corebridge | Second Quarter 2023 Form 10-Q 80

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Market Risk Benefits

12. Market Risk Benefits
MRBs are defined as contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose Corebridge to other-than nominal capital market risk. The MRB is an amount that a policyholder receives in addition to the account balance upon the occurrence of a specific event or circumstance, such as death, annuitization, or periodic withdrawal that involves protection from other-than-nominal capital market risk. Certain contract features, such as GMWBs, GMDBs and guaranteed minimum income benefits (“GMIBs”) commonly found in variable, fixed index and fixed annuities, are MRBs. MRBs are assessed at contract inception using a non-option method involving attributed fees that results in an initial fair value of zero or an option method that results in a fair value greater than zero.
MRBs are recorded at fair value, and Corebridge applies a non-option attributed fee valuation method for variable annuity products, and an option-based valuation method (host offset) for both fixed index and fixed products. Under the non-option valuation method, the attributed fee is determined at contract inception; it cannot exceed the total contract fees and assessments collectible from the contract holder and cannot be less than zero. Investment margin is excluded from the attributed fee determination. Under the option-based valuation method, an offset to the host amount related to the MRB amount is established at inception. Changes in the fair value of MRBs are recorded in net income in Changes in the fair value of market risk benefits, net except for the portion of the fair value change attributable to our own credit risk, is recognized in OCI. MRBs are derecognized when the underlying contract is surrendered, a GMDB is incurred, a GMIB is annuitized, or when the account value is exhausted on a policy with a GMWB. When a policyholder elects to annuitize a GMIB rider or the account value on a policy with a GMWB rider is reduced to zero, the policy is converted to a payout annuity automatically. When a conversion occurs, the policyholder is issued a new payout annuity contract. At this point, the MRB is derecognized, and a LFPB is established for the payout annuity.
Assumptions used to determine the MRB asset (including ceded MRBs) or liability generally include mortality rates that are based upon actual experience modified to allow for variations in policy form; lapse rates that are based upon actual experience modified to allow for variations in policy features; and investment returns, based on stochastically generated scenarios. We evaluate at least annually estimates used to determine the MRB asset or liability and adjust the balance, with a related charge or credit to Change in fair value of market risk benefits, net, if actual experience or other evidence suggests that earlier assumptions should be revised. In addition, MRBs are valued such that the current provision for nonperformance risk is reflected in the claims cash flows of the asset or liability valuation for direct MRBs. The nonperformance risk spread at contract issue is locked-in. The difference between the MRB valued using the at issue nonperformance risk spread and the current nonperformance risk spread is reported through Other comprehensive income, while changes in the counterparty credit risk related to ceded MRBs are reported in income.
Changes in the fair value of Market Risk Benefits, net represents changes in the fair value of market risk benefit liabilities and assets (with the exception of our own credit risk changes), and includes attributed rider fees and benefits, net of changes in the fair value of derivative instruments and fixed maturity securities that are used to economically hedge market risk from the VA GMWB riders.

Corebridge | Second Quarter 2023 Form 10-Q 81

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Market Risk Benefits
The following table presents the transition rollforward of MRBs:

	Individual Retirement	Group Retirement	Total
(in millions)
Pre-adoption December 31, 2020 carrying amount for features now classified as MRBs	$—	$—	$—
Adjustment for the reclassification of the embedded derivative liability from policyholder contract deposits, net of the host adjustment(s)(a)	5,894	577	6,471
Adjustment for the reclassification of additional liabilities from Future policy benefits(b)	1,356	219	1,575
Adjustments for the cumulative effect of the changes in our own credit risk between the original contract issuance date and the transition date(c)	2,140	187	2,327
Adjustment for the removal of related balances in Accumulated other comprehensive income originating from unrealized gains (losses)(d)	(516)	(89)	(605)
Adjustment for the remaining difference (exclusive of our own credit risk change and host contract adjustments) between previous carrying amount and fair value measurement for the MRB(e)	(1,275)	(92)	(1,367)
Post-adoption January 1, 2021 carrying amount for features now classified as MRBs	$7,599	$802	$8,401
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
(c)    Adjustments for the cumulative effect of the changes in our own credit risk between the original contract issuance date and the transition date are recognized in AOCI.
(d)    Adjustment for the removal of related balances in AOCI originating from unrealized gains (losses) with an offset to AOCI relate to the additional liabilities reclassified from Future policy benefits in the line above.
(e)    Adjustment for the remaining difference represents the measurement of MRBs at fair value, excluding the impact of our own credit risk with an offset to Retained earnings.
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

Corebridge | Second Quarter 2023 Form 10-Q 82

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Market Risk Benefits
The following table presents the balances of and changes in market risk benefits:

Six Months Ended June 30, 2023	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$3,738	$296	$4,034
Balance, beginning of year, before effect of changes in our own credit risk	$3,297	$272	$3,569
Issuances	379	19	398
Interest accrual	78	8	86
Attributed fees	442	33	475
Expected claims	(48)	(1)	(49)
Effect of changes in interest rates	34	3	37
Effect of changes in interest rate volatility	(84)	(4)	(88)
Effect of changes in equity markets	(843)	(78)	(921)
Effect of changes in equity index volatility	8	(4)	4
Actual outcome different from model expected outcome	93	12	105
Effect of changes in other future expected assumptions	(94)	(29)	(123)
Other, including foreign exchange	—	(2)	(2)
Balance, end of period, before effect of changes in our own credit risk	3,262	229	3,491
Effect of changes in our own credit risk	564	47	611
Balance, end of period	3,826	276	4,102
Less: Reinsured MRB, end of period	(79)	—	(79)
Net Liability Balance after reinsurance recoverable	$3,747	$276	$4,023
Net amount at risk
GMDB only	$1,068	$212	$1,280
GMWB only	$56	$4	$60
Combined*	$1,435	$23	$1,458
Weighted average attained age of contract holders	70	64

Six Months Ended June 30, 2022	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$6,452	$582	$7,034
Balance, beginning of year, before effect of changes in our own credit risk	$4,518	$415	$4,933
Issuances	97	11	108
Interest accrual	83	11	94
Attributed fees	409	37	446
Expected claims	(28)	(1)	(29)
Effect of changes in interest rates	(2,864)	(270)	(3,134)
Effect of changes in interest rate volatility	180	12	192
Effect of changes in equity markets	1,558	136	1,694
Effect of changes in equity index volatility	(42)	(4)	(46)
Actual outcome different from model expected outcome	130	13	143
Other, including foreign exchange	2	(8)	(6)
Balance, end of period before effect of changes in our own credit risk	4,043	352	4,395
Effect of changes in our own credit risk	355	20	375
Balance, end of period	4,398	372	4,770
Less: Reinsured MRB, end of period	(110)	—	(110)
Net Liability Balance after reinsurance recoverable	$4,288	$372	$4,660
Net amount at risk
GMDB only	$1,828	$396	$2,224
GMWB only	$58	$5	$63
Combined*	$2,052	$11	$2,063
Weighted average attained age of contract holders	70	64
* Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

Corebridge | Second Quarter 2023 Form 10-Q 83

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	June 30, 2023			June 30, 2022
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$787	$4,534	$3,747	$527	$4,815	$4,288
Group Retirement	167	443	276	115	487	372
Total	$954	$4,977	$4,023	$642	$5,302	$4,660
* Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 4.
ANNUITY GUARANTEES
Annuity contracts may include certain contractually guaranteed benefits to the contract holder. These guaranteed features include GMDBs that are payable in the event of death and living benefits that are payable when partial withdrawals exhaust a policy’s account value, in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits primarily include GMWBs. A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during their lifetime). A policyholder cannot purchase more than one living benefit on one contract. The net amount at risk for each feature is calculated irrespective of the existence of other features; as a result, the net amount at risk for each feature is not additive to that of other features.
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
Certain of our variable annuity contracts also contain living benefit riders, which include optional GMWBs and, to a lesser extent, GMABs and GMIBs. These living benefits and GMDBs related to variable annuity contracts are accounted for as MRBs measured at fair value, with changes in the fair value (excluding changes in our own credit risk) recorded in Change in the fair value of market risk benefits, net. The net amount at risk for the GMWB represents benefits in excess of the account value assuming the utilization of all benefits by the contract holders at the balance sheet date. The net amount at risk for the GMDB feature represents the amount of guaranteed benefits in excess of account value if all policyholders died.
Guaranteed Benefits on Fixed Index and Fixed Annuities
Certain of our fixed annuity and fixed index annuity contracts, which are not offered through separate accounts, contain optional GMWBs. With a GMWB, the contract holder can monetize the excess of the guaranteed amount over the account value of the contract through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount. Once the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount; for lifetime GMWB products, the annuity payments continue as long as the covered person(s) is living. The liability for GMWBs in fixed annuity and fixed index annuity contracts, which are recorded in MRBs, represents the expected value of benefits in excess of the projected account value, with the excess (excluding changes in our own credit risk) recognized at fair value through Change in the fair value of MRBs, net.
The liability for all of our GMWBs in fixed annuity and fixed index annuity contracts are accounted for as MRBs.
For a discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.

Corebridge | Second Quarter 2023 Form 10-Q 84

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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.
The following table presents fair value of separate account investment options:

June 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Equity Funds	$24,804	$27,889	$777	$630	$54,100
Bond Funds	3,974	3,428	43	1,302	8,747
Balanced Funds	17,911	5,375	51	1,880	25,217
Money Market Funds	720	553	17	364	1,654
Total	$47,409	$37,245	$888	$4,176	$89,718

June 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Equity Funds	$23,012	$25,210	$690	$576	$49,488
Bond Funds	3,887	4,010	46	1,358	9,301
Balanced Funds	18,684	5,181	49	2,444	26,358
Money Market Funds	679	501	22	386	1,588
Total	$46,262	$34,902	$807	$4,764	$86,735

The following table presents the balances and changes in separate account liabilities:

Six Months Ended June 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Separate accounts balance, beginning of year	$45,178	$34,361	$799	$4,515	$84,853
Premiums and deposits	807	697	18	30	1,552
Policy charges	(662)	(221)	(25)	(47)	(955)
Surrenders and withdrawals	(1,776)	(1,390)	(12)	(422)	(3,600)
Benefit payments	(432)	(250)	(3)	(58)	(743)
Investment performance	4,172	4,169	113	146	8,600
Net transfers from (to) general account	122	(121)	(2)	11	10
Other charges	—	—	—	1	1
Separate accounts balance, end of period	$47,409	$37,245	$888	$4,176	$89,718
Cash surrender value*	$46,307	$37,050	$854	$4,178	$88,389

Corebridge | Second Quarter 2023 Form 10-Q 85

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Separate Account Assets and Liabilities

Six Months Ended June 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Separate accounts balance, beginning of year	$57,927	$45,138	$1,044	$5,002	$109,111
Premiums and deposits	1,354	868	19	33	2,274
Policy charges	(646)	(244)	(25)	(50)	(965)
Surrenders and withdrawals	(1,741)	(1,329)	(11)	(25)	(3,106)
Benefit payments	(476)	(283)	(4)	(12)	(775)
Investment performance	(10,249)	(8,987)	(216)	(208)	(19,660)
Net transfers from (to) general account	93	(261)	—	22	(146)
Other charges	—	—	—	2	2
Separate accounts balance, end of period	$46,262	$34,902	$807	$4,764	$86,735
Cash surrender value*	$45,154	$34,699	$792	$4,766	$85,411
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
For additional information, see Note 7.

Corebridge | Second Quarter 2023 Form 10-Q 86

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Contingencies, Commitments and Guarantees
Moriarty Litigation
Effective January 1, 2013, the California legislature enacted AB 1747 (the “Act”), which amended the Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (“AGL”) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013, effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. On February 7, 2022, Plaintiff filed motions for summary judgment and class certification; AGL opposed both motions and filed its own motion for partial summary judgment. On July 26, 2022, the District Court granted in part and denied in part AGL’s motion for partial summary judgment, and on September 7, 2022, the District Court denied Plaintiff's motion for summary judgment. In the summary judgment decisions, the District Court declined to adopt Plaintiff’s theory that a failure to comply with the Act necessitates payment of policy benefits or to make a pre-trial determination as to AGL’s liability. On September 27, 2022, the District Court denied Plaintiff’s motion for class certification without prejudice. The District Court declined to certify Plaintiff’s proposed class consisting of claims for monetary damages and equitable relief, but indicated that Plaintiff could seek the certification of a narrower class consisting only of claims for monetary damages. The District Court indicated, however, that it has “substantial concerns” as to whether individual issues such as actual damages and causation would predominate, precluding class certification. While the District Court had initially set a trial date for February 7, 2023, it vacated the date and indicated that it would set a new trial date in due course, following consultation with the parties. Subsequently, the case was reassigned to a new District Court judge, who requested additional briefing on certain issues addressed by the summary judgment decisions and heard additional oral argument on those issues on July 19, 2023. The parties are awaiting a decision from the Court. We have accrued our current estimate of probable loss with respect to this litigation.
Proceedings are ongoing in other California cases that raise similar industry-wide issues, including in the McHugh case on remand from the California Supreme Court, in which the California Court of Appeal rendered an unpublished opinion on October 10, 2022 that also declined to hold that failure to comply with the Act automatically necessitates payment of policy benefits.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $4.5 billion at June 30, 2023.
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

Corebridge | Second Quarter 2023 Form 10-Q 87

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Contingencies, Commitments and Guarantees
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which AHAC or NUFIC has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the six months ended June 30, 2023 or 2022.
AGC is a party to a Capital Maintenance Agreement (“CMA”) with AIG. Among other things, the CMA provides that AIG will maintain the total adjusted capital of AGC at or above a specified minimum percentage of AGC’s projected Company Action Level Risk Based Capital. AIG did not make any capital contributions to AGC under the CMA during the six months ended June 30, 2023. As of June 30, 2023 and 2022, the specified minimum capital percentage in the CMA was 250%.
AIG Parent provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of AIG Life Holdings, Inc.(“AIGLH”). This includes:
•a guarantee (the “AIGLH External Debt Guarantee”) in connection with AIGLH junior subordinated debentures and certain AIGLH notes (the “AIGLH External Debt”); and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, AIGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes were guaranteed by AIG Parent for the benefit of AGL. We paid no fees for these guarantees during the six months ended June 30, 2023 or 2022. On August 1, 2023, the guarantee of these promissory notes was novated from AIG Parent to Corebridge Parent.
In addition to the Separation Agreement, we have entered into a guarantee reimbursement agreement with AIG Parent which provides that we will reimburse AIG Parent for the full amount of any payment made by or on behalf of AIG Parent pursuant to the AIGLH External Debt Guarantee. We have also entered into a collateral agreement with AIG Parent which provides that in the event of: (i) a ratings downgrade of Corebridge Parent or AIGLH long-term unsecured indebtedness below specified levels or (ii) the failure by AIGLH to pay principal and interest on the External Debt when due, we must collateralize an amount equal to the sum of: (a) 100% of the principal amount outstanding, (b) accrued and unpaid interest and (c) 100% of the net present value of scheduled interest payments through the maturity dates of the AIGLH External Debt.
•For additional discussion on commitments and guarantees associated with VIEs, see Note 8.
•For additional disclosures about derivatives, see Note 9.
•For additional disclosures about related parties, see Note 18.

15. Equity and Redeemable Noncontrolling Interest
COREBRIDGE SHAREHOLDERS’ EQUITY
Retained Earnings
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

June 1, 2023*	June 16, 2023	June 30, 2023	$0.62
May 8, 2023	June 16, 2023	June 30, 2023	$0.23
February 16, 2023	March 17, 2023	March 31, 2023	$0.23
* On June 1, 2023, we declared a special dividend of $0.62 per share on our common stock, payable on June 30, 2023 to stockholders of record at the close of business on June 16, 2023.
For the three and six months ended 2022, Corebridge paid cash dividends of $290 million and $580 million.
Dividends Declared
On August 3, 2023, the Company declared a cash dividend on Corebridge common stock of $0.23 per share, payable on September 29, 2023 to shareholders of record at close of business on September 15, 2023.

Corebridge | Second Quarter 2023 Form 10-Q 88

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Equity and Redeemable Noncontrolling Interest
Common Stock
The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2023	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	645,000,000	—	645,000,000
Shares issued under long-term incentive compensation plans	3,144,926	—	3,144,926
Shares repurchased	—	(12,187,690)	(12,187,690)
Shares, end of period	648,144,926	(12,187,690)	635,957,236
Repurchase of Corebridge Common Stock
On May 4, 2023, our Board of Directors authorized a $1 billion share repurchase program. Under this program, Corebridge Parent may, from time to time, purchase up to $1 billion of its common stock but is not obligated to purchase any particular number of shares. Repurchases may be made through various means including open market transactions, privately negotiated transactions, forward, derivative, accelerated repurchase, or automatic share repurchase transactions, or tender offers. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
From May 4, 2023 to June 30, 2023, we repurchased approximately 12.2 million shares of Corebridge Common Stock for an aggregate purchase price of approximately $200 million.
Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, March 31, 2023, net of tax	$(62)	$(16,248)	$(291)	$2,443	$153	$(73)	$11	$(14,067)
Change in unrealized depreciation of investments	55	(1,827)	—	—	—	—	—	(1,772)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(240)	—	—	—	—	(240)
Change in discount rates assumptions of certain liabilities	—	—	—	628	—	—	—	628
Change in future policy benefits and other	—	49	—	—	—	—	—	49
Change in cash flow hedges	—	—	—	—	(8)	—	—	(8)
Change in foreign currency translation adjustments	—	—	—	—	—	28	—	28
Change in net actuarial loss	—	—	—	—	—	—	—	—
Change in deferred tax asset (liability)	(12)	294	51	(142)	2	8	—	201
Total other comprehensive income (loss)	43	(1,484)	(189)	486	(6)	36	—	(1,114)
Noncontrolling interests	—	—	—	—	—	1	—	1
Balance, June 30, 2023, net of tax	$(19)	$(17,732)	$(480)	$2,929	$147	$(38)	$11	$(15,182)
Balance, March 31, 2022, net of tax*	$(82)	$(1,061)	$(877)	$(158)	$177	$(32)	$7	$(2,026)
Change in unrealized depreciation of investments	62	(15,464)	—	—	—	—	—	(15,402)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	734	—	—	—	—	734
Change in discount rates assumptions of certain liabilities	—	—	—	2,239	—	—	—	2,239
Change in future policy benefits and other	—	643	—	—	—	—	—	643
Change in cash value hedges	—	—	—	—	(6)	—	—	(6)
Change in foreign currency translation adjustments	—	—	—	—	—	(50)	—	(50)
Change in net actuarial loss	—	—	—	—	—	—	(1)	(1)
Change in deferred tax asset (liability)	(13)	2,402	(153)	(474)	(2)	3	—	1,763
Total other comprehensive income	49	(12,419)	581	1,765	(8)	(47)	(1)	(10,080)
Noncontrolling interests	—	—	—	—	—	—	—	—
Balance, June 30, 2022, net of tax	$(33)	$(13,480)	$(296)	$1,607	$169	$(79)	$6	$(12,106)

Corebridge | Second Quarter 2023 Form 10-Q 89

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Equity and Redeemable Noncontrolling Interest

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance at December 31, 2021, net of tax	$(31)	$12,315	$(1,659)	$(2,390)	$—	$(9)	$7	$8,233
Change in unrealized depreciation of investments	(2)	(32,274)	—	—	—	—	—	(32,276)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	1,726	—	—	—	—	1,726
Change in discount rates assumptions of certain liabilities	—	—	—	5,069	—	—	—	5,069
Change in future policy benefits and other	—	1,440	—	—	—	—	—	1,440
Change in cash value hedges	—	—	—	—	218	—	—	218
Change in foreign currency translation adjustments	—	—	—	—	—	(74)	—	(74)
Change in net actuarial loss	—	—	—	—	—	—	(1)	(1)
Change in deferred tax asset (liability)	—	5,039	(363)	(1,072)	(49)	4	—	3,559
Total other comprehensive income	(2)	(25,795)	1,363	3,997	169	(70)	(1)	(20,339)
Less: Noncontrolling interests	—	—	—	—	—	—	—	—
Balance, June 30, 2022, net of tax*	$(33)	$(13,480)	$(296)	$1,607	$169	$(79)	$6	$(12,106)
Balance at December 31, 2022, net of tax	$(92)	$(19,380)	$(365)	$2,908	$157	$(100)	$9	$(16,863)
Change in unrealized depreciation of investments	93	2,155	—	—	—	—	—	2,248
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(146)	—	—	—	—	(146)
Change in discount rates assumptions of certain liabilities	—	—	—	33	—	—	—	33
Change in future policy benefits and other	—	(67)	—	—	—	—	—	(67)
Change in cash flow hedges	—	—	—	—	(15)	—	—	(15)
Change in foreign currency translation adjustments	—	—	—	—	—	65	—	65
Change in net actuarial loss	—	—	—	—	—	—	3	3
Change in deferred tax asset (liability)	(20)	(440)	31	(12)	5	7	(1)	(430)
Total other comprehensive income (loss)	73	1,648	(115)	21	(10)	72	2	1,691
Less: Noncontrolling interests	—	—	—	—	—	10	—	10
Balance, June 30, 2023, net of tax	$(19)	$(17,732)	$(480)	$2,929	$147	$(38)	$11	$(15,182)

* For additional disclosures related to the impact of the Targeted improvements to the Accounting for Long-Duration Contracts refer to Note 2.

Corebridge | Second Quarter 2023 Form 10-Q 90

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Equity and Redeemable Noncontrolling Interest
The following table presents the OCI reclassification adjustments for the three and six months ended June 30, 2023 and 2022, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in the instrument- specific risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended June 30, 2023
Unrealized change arising during period	$52	$(2,009)	$(240)	$628	$(8)	$28	$—	$(1,549)
Less: Reclassification adjustments included in net income	(3)	(231)	—	—	—	—	—	(234)
Total other comprehensive income (loss), before income tax expense (benefit)	55	(1,778)	(240)	628	(8)	28	—	(1,315)
Less: Income tax expense (benefit)	12	(294)	(51)	142	(2)	(8)	—	(201)
Total other comprehensive income (loss), net of income tax expense (benefit)	$43	$(1,484)	$(189)	$486	$(6)	$36	$—	$(1,114)
Three Months Ended June 30, 2022
Unrealized change arising during period	$54	$(15,099)	$734	$2,239	$(6)	$(50)	$(1)	$(12,129)
Less: Reclassification adjustments included in net income	(8)	(278)	—	—	—	—	—	(286)
Total other comprehensive income (loss), before income tax expense (benefit)	62	(14,821)	734	2,239	(6)	(50)	(1)	(11,843)
Less: Income tax expense (benefit)	13	(2,402)	153	474	2	(3)	—	(1,763)
Total other comprehensive income (loss), net of income tax expense (benefit)	$49	$(12,419)	$581	$1,765	$(8)	$(47)	$(1)	$(10,080)
Six Months Ended June 30, 2023
Unrealized change arising during period	$76	$1,770	$(146)	$33	$(15)	$65	$3	$1,786
Less: Reclassification adjustments included in net income	(17)	(318)	—	—	—	—	—	(335)
Total other comprehensive income (loss), before income tax expense (benefit)	93	2,088	(146)	33	(15)	65	3	2,121
Less: Income tax expense (benefit)	20	440	(31)	12	(5)	(7)	1	430
Total other comprehensive income (loss), net of income tax expense (benefit)	$73	$1,648	$(115)	$21	$(10)	$72	$2	$1,691
Six Months Ended June 30, 2022
Unrealized change arising during period	$(10)	$(31,212)	$1,726	$5,069	$218	$(74)	$(1)	$(24,284)
Less: Reclassification adjustments included in net income	(8)	(378)	—	—	—	—	—	(386)
Total other comprehensive income (loss), before income tax expense (benefit)	(2)	(30,834)	1,726	5,069	218	(74)	(1)	(23,898)
Less: Income tax expense (benefit)	—	(5,039)	363	1,072	49	(4)	—	(3,559)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(2)	$(25,795)	$1,363	$3,997	$169	$(70)	$(1)	$(20,339)

Corebridge | Second Quarter 2023 Form 10-Q 91

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Equity and Redeemable Noncontrolling Interest
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(3)	$(8)	$(17)	$(8)	Net realized gains (losses)
Total	(3)	(8)	(17)	(8)
Unrealized appreciation (depreciation) of all other investments
Investments	(231)	(278)	(318)	(378)	Net realized gains (losses)
Total	(231)	(278)	(318)	(378)
Total reclassifications for the period	$(234)	$(286)	$(335)	$(386)
* The following items are not reclassified out of AOCI and included in the Condensed Consolidated Statements of Income (Loss) and thus have been excluded from the table:(a) Change in fair value of MRBs attributable to changes in our own credit risk (b) Change in the discount rates used to measure traditional and limited-payment long-duration insurance contracts and (c) Fair value of liabilities under fair value option attributable to changes in our own credit risk.
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
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$910	$1,565	$939	$1,759
Net income attributable to redeemable noncontrolling interest	(20)	79	(14)	155
Other comprehensive loss, net of tax	1	—	10	—
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	(19)	—
Contributions from noncontrolling interests	18	9	43	23
Distributions to noncontrolling interests	(3)	(438)	(53)	(718)
Other	1	(7)	1	(11)
Ending balance	$907	$1,208	$907	$1,208
Refer to Note 8 for additional information related to Variable Interest Entities.

Corebridge | Second Quarter 2023 Form 10-Q 92

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Equity and Redeemable Noncontrolling Interest
REDEEMABLE NONCONTROLLING INTEREST
The Company has launched certain investment funds which non-consolidated Corebridge affiliates participate in. Certain of these funds are redeemable at the option of the holder and thus are accounted for as mezzanine equity. As of December 31, 2022, the Company has distributed the remaining portion of the redeemable funds.
The following table presents a rollforward of redeemable noncontrolling interest:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2022	2022
Beginning balance	$82	$83
Distributions to noncontrolling interests	(25)	(25)
Net income attributable to redeemable noncontrolling interest	1	—
Ending balance	$58	$58

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
The following table presents the computation of basic and diluted EPS for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2023	2022	2023	2022
Numerator for EPS:
Net income (loss)	$751	$2,674	$298	$6,115
Less: Net income (loss) attributable to noncontrolling interests	(20)	80	(14)	155
Net income (loss) attributable to Corebridge common shareholders	$771	2,594	$312	$5,960

Denominator for EPS(a):
Weighted average common shares outstanding - basic	650.7	645.0	650.8	645.0
Dilutive common shares(b)	1.5	—	1.7	—
Weighted average common shares outstanding - diluted	652.2	645.0	652.5	645.0
Income per common share attributable to Corebridge common shareholders(a)
Common stock - Basic	$1.18	$4.02	$0.48	$9.24
Common stock - Diluted	$1.18	$4.02	$0.48	$9.24
(a)     The results of the September 6, 2022 stock split have been applied retroactively for all periods prior to September 6, 2022. For additional information regarding the September 6, 2022 stock split, see Note 16 of the Consolidated Financial Statements in the June 2023 Registration Statement.
(b)     Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 1.3 million and 0.9 million for the three and six months ended June 30, 2023 because the effect of including those common shares in the calculation would have been anti-dilutive. There were no anti-dilutive instruments for the three and six months ended 2022.

Corebridge | Second Quarter 2023 Form 10-Q 93

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Income Taxes

17. Income Taxes
RECENT U.S. TAX LAW CHANGES
The Inflation Reduction Act of 2022 (H.R. 5376), (the “Inflation Reduction Act”) includes a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period and a 1% stock buyback tax. CAMT and the stock buyback tax are effective for tax years beginning after December 31, 2022. The tax provisions of the Inflation Reduction Act are not expected to have a material impact on Corebridge’s financial results. However, the CAMT may impact our U.S. cash tax liabilities.
BASIS OF PRESENTATION
Prior to the IPO, Corebridge Parent and certain U.S. subsidiaries were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. Following the IPO, AIG owned less than 80% interest in Corebridge, resulting in tax deconsolidation of Corebridge from the AIG Consolidated Tax Group. In addition, under the tax law, AGC and its directly owned life insurance subsidiaries (the “AGC Group”) will not be permitted to join in the filing of a U.S. consolidated federal income tax return with our other subsidiaries (collectively, the “Non-Life Group”) for the five-year waiting period. Instead, the AGC Group is expected to file separately as members of the AGC Group consolidated U.S. federal income tax return during the five-year waiting period. Following the five-year waiting period, the AGC Group is expected to join the U.S. consolidated federal income tax return with the Non-Life Group.
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
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended June 30, 2023, the effective tax rate on income from operations was 17.6%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to the dividends received deduction, tax adjustments related to prior year returns, and reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities. These tax benefits were partially offset by the establishment of additional valuation allowance and tax charges associated with state and local income taxes.
For the six months ended June 30, 2023, the effective tax rate on income from operations was (23.1)%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to the dividends received deduction, adjustments to deferred tax assets, reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities, tax adjustments related to prior year returns, and excess tax benefits related to share based compensation payments recorded through the income statement. These tax benefits were partially offset by the establishment of additional valuation allowance and tax charges associated with state and local income taxes.
For the three months ended June 30, 2022, the effective tax rate on income from operations was 19.6%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with the dividends received deduction, reclassifications from AOCI to income from operations related to the disposal of available for sale securities, and tax adjustments related to prior year returns. These tax benefits were partially offset by tax charges associated with state and local income taxes.
For the six months ended June 30, 2022, the effective tax rate on income from operations was 19.8%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with reclassifications from AOCI to income from operations related to the disposal of available for sale securities, the dividends received deduction, tax adjustments related to prior year returns, and excess tax benefits related to share based compensation payments recorded through the income statement. These tax benefits were partially offset by tax charges associated with state and local income taxes, including the establishment of a valuation allowance associated with certain state jurisdictions.

Corebridge | Second Quarter 2023 Form 10-Q 94

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Income Taxes
For the six months ended June 30, 2023, we consider our foreign earnings with respect to certain operations in Europe to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. A deferred tax liability has not been recorded for those foreign subsidiaries whose earnings are considered to be indefinitely reinvested. If recorded, such deferred tax liability would not be material to our consolidated financial condition. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.
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
To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. A valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year is recorded discretely. For the three and six months ended June 30, 2023, we recorded an increase in valuation allowance of $35 million and $51 million, respectively, attributable to current year activity.
As of June 30, 2023, the balance sheet reflects a valuation allowance of $202 million related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized.
Estimates of future taxable income, including income generated from prudent and feasible actions and tax planning strategies, impact of settlements with taxing authorities, and any changes to interpretations and assumptions related to the impact of the Inflation Reduction Act or the Tax Act, could change in the near term, perhaps materially, which may require us to consider any potential impact to our assessment of the recoverability of the deferred tax asset. Such potential impact could be material to our consolidated financial condition or results of operations for an individual reporting period.
For the six months ended June 30, 2023, recent changes in market conditions, including rising interest rates, impacted the unrealized tax capital gains and losses in the U.S. life insurance companies’ available-for-sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of June 30, 2023, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized capital losses that are not more likely than not to be realized. For the three and six months ended June 30, 2023, we recorded an increase (decrease) in valuation allowance of $69 million and $(63) million, respectively, associated with the unrealized tax capital losses in the U.S. life insurance companies’ available-for-sale securities portfolio. As of June 30, 2023, the balance sheet reflects a valuation allowance of $1.4 billion associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio. All of the valuation allowance established was allocated to OCI.

Corebridge | Second Quarter 2023 Form 10-Q 95

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Income Taxes
TAX EXAMINATIONS AND LITIGATION
Corebridge Parent and certain U.S. subsidiaries are included in a consolidated U.S. federal income tax return with AIG through the date of IPO (short-period tax year 2022), and income tax expense is recorded, based on applicable U.S. and foreign laws.
The AIG Consolidated Tax Group is currently under IRS examination for the tax years 2011 through 2019 and is continuing to engage in the appeals process for years 2007 through 2010.
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
The table below summarizes the material revenues and expenses of Corebridge, in connection with agreements with affiliated companies described below for the six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues:
Other income	$7	$28	$20	$59
Net investment income - excluding Fortitude Re funds withheld assets	(3)	(3)	(8)	(7)
Total revenues	$4	$25	$12	$52
Expenses:
General operating and other expenses	$46	$5	$93	$28
Interest expense	1	21	8	59
Total expenses	$47	$26	$101	$87
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

Corebridge | Second Quarter 2023 Form 10-Q 96

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Related Parties
Advisory Transactions
Certain of our investment management subsidiaries provide advisory, management, allocation, structuring, planning, oversight, administration and similar services (collectively, “Investment Services”) with respect to the investment portfolios of AIG. Investment Services are provided primarily pursuant to investment management, investment advisory and similar agreements (“IMAs”), under which our subsidiaries are appointed as investment manager and are authorized to manage client investment portfolios on a fully discretionary basis, subject to agreed investment guidelines. Certain of our subsidiaries are also authorized under the IMAs to retain, oversee and direct third-party investment advisers and managers for and on behalf of these AIG clients. In some cases, Investment Services are provided through the clients’ participation in private investment funds, RMBS, CLO and other pooled investment vehicles and investment products (collectively, “Funds”) sponsored or managed by us.
Separately, certain of our subsidiaries provide portfolio administration and investment planning, performance evaluation and oversight services to AIG PC International, LLC (“AIGPCI”), on a non-discretionary basis, with respect to the investment portfolios of various of AIGPCI’s non-U.S. subsidiaries. In some cases, these services are directly provided to AIGPCI’s non-US subsidiaries. We offer our Funds to AIGPCI’s non-U.S. subsidiaries. Our subsidiaries earn investment management and advisory fees under the IMAs and other service agreements, as well as management fees and carried interest distributions or similar performance-based compensation under the Funds’ operating agreements, the majority of which are based on, or calibrated to approximate, the costs of providing the services. With respect to a minority of the AIG client portfolios, which relate to assets backing risks that have been transferred to third parties, our subsidiaries earn market-based fees. Management and advisory fee income for these Investment Services and related services reflected in Other income on the Condensed Consolidated Statements of Income (Loss) was $7 million and $20 million for the three and six months ended June 30, 2023, respectively, and $28 million and $59 million for the three and six months ended June 30, 2022, respectively.
Capital Markets Agreements
We received a suite of capital markets services from AIG, including securities lending, collateral management, repurchase transactions, derivatives execution and support, and operational support services, for which we pay a fee. AIGM provided these services through various services agreements. In addition, in the ordinary course of business, we enter into over-the-counter derivative transactions with AIGM under standard ISDA Master Agreements. The total expenses incurred for services provided by AIGM reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Condensed Consolidated Statements of Income (Loss) were $0 million and $0 million for the three and six months ended June 30, 2023, respectively, and $5 million and $10 million for the three and six months ended June 30, 2022, respectively. The derivative assets, net of gross assets and gross liabilities after collateral were $195 million and $12 million as of June 30, 2023 and December 31, 2022, respectively. The derivative liabilities, net of gross assets and gross liabilities after collateral were $0 million and $0 million as of June 30, 2023 and December 31, 2022, respectively. The collateral posted to AIGM was $688 million and $1.5 billion as of June 30, 2023 and December 31, 2022, respectively. The collateral held by us was $799 million and $380 million as of June 30, 2023 and December 31, 2022, respectively.
In addition, we previously had certain unsecured derivative transactions with AIG. On May 4, 2023, these previously unsecured derivative transactions became fully collateralized. The derivative assets, net of gross assets and gross liabilities after collateral were $0 million and $253 million as of June 30, 2023 and December 31, 2022, respectively. There were no derivative net liabilities as of June 30, 2023 and December 31, 2022, respectively. In relation to these derivatives, there was no collateral posted to AIG or collateral held by us as of June 30, 2023 and December 31, 2022, respectively.
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
Amounts due to AIG under these agreements were $109 million and $311 million as of June 30, 2023 and December 31, 2022, respectively. Amounts due from AIG were $51 million and $54 million as of June 30, 2023 and December 31, 2022, respectively. The total service expenses incurred specific to these agreements reflected in General operating and other expenses on the Condensed Consolidated Statements of Income (Loss) were $46 million and $93 million for the three and six months ended June 30, 2023, respectively, and $5 million and $11 million for the three and six months ended June 30, 2022, respectively.

Corebridge | Second Quarter 2023 Form 10-Q 97

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
Reinsurance assets related to these agreements were $63 million and $70 million as of June 30, 2023 and December 31, 2022, respectively. Amounts payable to AIRCO were $8 million and $32 million as of June 30, 2023 and December 31, 2022, respectively. Ceded premiums related to these agreements were $11 million and $18 million for the three and six months ended June 30, 2023, respectively, and $7 million and $18 million for the three and six months ended June 30, 2022, respectively.
For further details of reinsurance transactions, see Note 7.
Guarantees
Prior to the IPO, AIG provided certain guarantees to us as described below. Pursuant to the Separation Agreement, we will indemnify, defend and hold harmless AIG against or from any liability arising from or related to these guarantees.
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which AHAC or NUFIC has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the six months ended June 30, 2023 and 2022.
AGC is a party to a CMA with AIG. Among other things, the CMA provides that AIG will maintain the total adjusted capital of AGC at or above a specified minimum percentage of AGC’s projected Company Action Level Risk Based Capital. AIG did not make any capital contributions to AGC under the CMA during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the specified minimum capital percentage in the CMA was 250%.
AIG Parent provides a full and unconditional guarantee of AIGLH Notes and Junior Subordinated Debentures. This includes:
•the AIGLH External Debt Guarantee; and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, AIGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes are guaranteed by AIG Parent for the benefit of AGL. We paid no fees for these guarantees during the six months ended June 30, 2023 and 2022. On August 1, 2023, the guarantee of these promissory notes was novated from AIG Parent to Corebridge Parent.
In addition to the Separation Agreement, we have entered into a guarantee reimbursement agreement with AIG Parent which provides that we will reimburse AIG Parent for the full amount of any payment made by or on behalf of AIG Parent pursuant to the AIGLH External Debt Guarantee. We have also entered into a collateral agreement with AIG Parent which provides that in the event of: (i) a ratings downgrade of Corebridge Parent or AIGLH long-term unsecured indebtedness below specified levels or (ii) the failure by AIGLH to pay principal and interest on the External Debt when due, we must collateralize an amount equal to the sum of: (i) 100% of the principal amount outstanding, (ii) accrued and unpaid interest and (iii) 100% of the net present value of scheduled interest payments through the maturity dates of the AIGLH External Debt.
In addition to the guarantees above, we may provide to or receive from AIG Parent, or to or from third-parties on behalf of AIG Parent, customary guarantees in relation to certain lending and real estate transactions. These guarantees of certain amounts in connection with borrowings or environmental indemnifications and non-recourse carve-outs are limited to situations in which the borrower commits certain “bad acts” as defined in each applicable transaction document, including fraud or intentional misrepresentation, intentional waste or willful misconduct. As of June 30, 2023, none of these guarantees became payable.
For further details regarding guarantees provided by AIG, see Note 14.

Corebridge | Second Quarter 2023 Form 10-Q 98

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Related Parties
Funding Arrangements
Prior to September 19, 2022, we participated in funding arrangements whereby each participating subsidiary placed funds on deposit with AIG in exchange for a stated rate of interest. These funding arrangements terminated on September 19, 2022. Our receivables under these arrangements of $0 million and $0.4 billion as of June 30, 2023 and December 31, 2022, respectively, were recorded in Short-term investments on the Condensed Consolidated Balance Sheets. Interest earned on these deposits, reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Condensed Consolidated Statements of Income (Loss), was $3 million and $8 million for the three and six months ended June 30, 2023, respectively, and $2 million and $3 million for the three and six months ended June 30, 2022, respectively.
Promissory Notes
In November 2021, we issued a promissory note to AIG in the amount of $8.3 billion. Interest expense incurred specific to this note reflected in Interest expense on the Condensed Consolidated Statements of Income (Loss) was $10 million and $39 million for the three and six months ended June 30, 2022, respectively. We repaid the principal and accrued interest of this note during 2022.
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
Purchase of Residential Mortgage Loans
On December 23, 2022, certain Corebridge subsidiaries executed four Sale Transfer and Assignment agreements with certain AIG subsidiaries to purchase certain participation interests in residential mortgage loans for approximately $452 million.
Tax Sharing Agreements
On September 14, 2022, we entered into a tax matters agreement with AIG that governs the parties’ respective rights, responsibilities, and obligations with respect to taxes, including the allocation of current and historic tax liabilities (whether income or non-income consolidated or stand-alone) between us and AIG (the “Tax Matters Agreement”). The Tax Matters Agreement governs, among other things, procedural matters, such as filing of tax returns, tax elections, control and settlement of tax controversies and entitlement to tax refunds and tax attributes.
Prior to the IPO, Corebridge and SAFG Capital LLC were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. In the three months ended June 30, 2023, we received tax sharing payments of $368 million from AIG in respect to these prior periods. There were $331 million and $842 million of payments from Corebridge to AIG in connection with the tax sharing agreements for the three and six months ended June 30, 2022, respectively. Amounts receivable (payable) from or to AIG pursuant to the tax sharing agreements were $(410) million and $524 million as of June 30, 2023 and December 31, 2022, respectively.
Employee Compensation and Benefits
Our employees participate in certain of AIG’s employee benefit programs. We had a payable of $32 million and $59 million as of June 30, 2023 and December 31, 2022, respectively, with respect to these programs. On September 14, 2022, we entered into an employee matters agreement with AIG (the “EMA”). The EMA allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters between us and AIG. The EMA generally provides that, unless otherwise specified, each party is responsible for liabilities associated with their current and former employees for purposes of compensation and benefit matters following the IPO.
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

Corebridge | Second Quarter 2023 Form 10-Q 99

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
Repurchase of Corebridge Common Stock
On June 26, 2023, we repurchased approximately 11.0 million shares of Corebridge Common Stock from AIG for an aggregate purchase price of approximately $180 million.
Related Party Transactions with Blackstone
Investment Expense
We entered into a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred was $37 million and $72 million for the three and six months ended June 30, 2023, respectively and $47 million and $73 million for the three and six months ended June 30, 2022, respectively.
Repurchase of Corebridge Common Stock
On June 26, 2023, we repurchased approximately 1.2 million shares of Corebridge Common Stock from Blackstone for an aggregate purchase price of approximately $20 million.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by an affiliate, and in other instances, affiliates may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by affiliates was $129 million and $308 million as of June 30, 2023 and December 31, 2022, respectively. The interest expense incurred on the debt reflected in Interest expense on the Condensed Consolidated Statements of Income (Loss) was $1 million and $8 million for the three and six months ended June 30, 2023, respectively, and $11 million and $20 million for the three and six months ended June 30, 2022, respectively.
The noncontrolling interest included in the Condensed Consolidated Balance Sheets related to the VIEs held by affiliates was $526 million and $537 million as of June 30, 2023 and December 31, 2022, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by affiliates was $(8) million and $11 million for the three and six months ended June 30, 2023, respectively, and $33 million and $66 million for the three and six months ended June 30, 2022, respectively.
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

19. Subsequent Events
On August 3, 2023, Corebridge announced that it reached a definitive agreement to sell Laya to AXA for total consideration of €650 million in cash. The sale of Laya is expected to close in the fourth quarter of 2023, subject to regulatory approvals and other customary closing conditions.

Corebridge | Second Quarter 2023 Form 10-Q 100

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
This MD&A addresses the consolidated financial condition of Corebridge as of June 30, 2023, compared with December 31, 2022, and its consolidated results of operations for the three and six months ended June 30, 2023 and 2022. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the “Management’s Discussion and Analysis of Results of Operations and Financial Condition, the audited consolidated financial statements and the “Risk Factors”in the June 2023 Registration Statement and the statements under “Cautionary Statements Regarding Forward-Looking Information,” and the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Corebridge | Second Quarter 2023 Form 10-Q 101

Corebridge | Second Quarter 2023 Form 10-Q 102

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
•Policy fees are principally derived from our individual retirement, group retirement, universal life insurance, Corporate Markets and SVW products. Our policy fees typically vary directly with the underlying account value or benefit base of our annuities. Account value and benefit base are influenced by changes in economic conditions, including changes in levels of equity prices, and changes in levels of interest rates and credit spreads, as well as net flows;
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
•General operating and other expenses include expenses associated with conducting our business, including salaries, other employee-related compensation and other operating expenses such as professional services or travel; and
•Change in the fair value of market risk benefits, net represents the changes in fair value of MRBs contained within certain insurance contracts (excluding the impact of changes in our own credit risk), including attributed fees, along with the changes in the fair value of derivatives that economically hedge MRBs. Changes in our own credit risk are included in OCI.

Corebridge | Second Quarter 2023 Form 10-Q 103

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
In the modco arrangement, the investments supporting the reinsurance agreements, which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AGL, VALIC and USL) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, since we maintain ownership of these investments, we reflect our existing accounting for these assets, which consist primarily of available-for-sale securities (e.g., the changes in fair value of available-for-sale securities will be recognized within OCI) on our balance sheet. We have established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing liabilities for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of this derivative are recognized in Net realized gains (losses) on Fortitude Re funds withheld embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets, primarily available-for-sale securities, associated with these reinsurance agreements. As the majority of the invested assets supporting the modco are fixed income securities that are available-for-sale, there is a mismatch between the accounting for the embedded derivative as its changes in fair value are recorded through net income while changes in the fair value of the fixed maturity securities available for sale are recorded through OCI.
On July 1, 2020, AGL and USL amended the modco agreements. Under the terms of the amendment, certain business ceded to Fortitude Re was recaptured by the Company, and certain additional business was ceded by the Company to Fortitude Re.
On June 2, 2020, AIG completed the Majority Interest Fortitude Sale. Following closing of the Majority Interest Fortitude Sale, AIG contributed $135 million of its proceeds from the Majority Interest Fortitude Sale to USL. On October 1, 2021, AIG contributed its remaining 3.5% interest in Fortitude Re Bermuda to us and we are entitled to a seat on the board of Fortitude Re Bermuda. At March 31, 2022, our ownership interest in Fortitude Re Bermuda was reduced from 3.5% to 2.46% due to a round of equity financing by third-party investors, in which we did not participate, that closed on March 31, 2022. As of June 30, 2023, $30.6 billion of reserves related to business written by multiple wholly owned AIG subsidiaries, including $26.7 billion of reserves related to Corebridge, had been ceded to Fortitude Re.
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

Corebridge | Second Quarter 2023 Form 10-Q 104

ITEM 2 | Executive Summary
Fortitude Re funds withheld impact:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net investment income - Fortitude Re funds withheld assets	$270	$182	$664	$460
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) on Fortitude Re funds withheld assets	(130)	(60)	(110)	(183)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	122	2,394	(903)	5,231
Net realized gains (losses) on Fortitude Re funds withheld assets	(8)	2,334	(1,013)	5,048
Income (loss) before income tax benefit (expense)	262	2,516	(349)	5,508
Income tax benefit (expense)*	(55)	(529)	73	(1,157)
Net income (loss)	207	1,987	(276)	4,351
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available for sale*	(165)	(1,875)	286	(4,151)
Comprehensive income	$42	$112	$10	$200
* The income tax expense (benefit) and the tax impact in OCI was computed using the U.S. statutory tax rate of 21%.
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
In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWBs, including exposures to changes in interest rates, equity prices, credit spreads and volatility. The hedging program includes all in-force GMWB policies and utilizes derivative instruments, including, but not limited to, equity options, futures contracts and interest rate swap and option contracts, as well as fixed maturity securities.
Differences in Valuation of MRBs and Economic Hedge Target
Our variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic risks in our GMWB riders. The economic hedge target differs from the GAAP valuation of the MRBs, creating volatility in our net income (loss) primarily due to the following:
•the MRBs include both the GMWB riders and the GMDB riders while the hedge program is targeting the economic risks of just the GMWB rider;
•the hedge program is designed to offset moves in the GMWB economic liability and therefore has a lower sensitivity to equity market changes than the MRBs;
•the economic hedge target includes 100% of the GMWB rider fees in present value calculations;
•the GAAP valuation reflects those fees attributed to the MRBs such that the initial value at contract issue equals zero. Since the MRB includes GMWBs and GMDBs, these attributed fees are typically larger than just the GMWB rider fees;
•the economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality and volatility; and
•the economic hedge target excludes our own credit risk changes (non-performance adjustments) used in the GAAP valuation, which are recognized in OCI. The GAAP valuation has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.
For more information on our valuation methodology for MRBs, see Note 4 to to the condensed consolidated financial statements.
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

Corebridge | Second Quarter 2023 Form 10-Q 105

ITEM 2 | Executive Summary
•basis risk due to the variance between expected and actual fund returns, which may be either positive or negative;
•realized volatility versus implied volatility;
•actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and
•risk exposures that we have elected not to explicitly or fully hedge.
The following table presents the impact on pre-tax income (loss) and Other comprehensive income (loss) of Variable Annuity MRBs and Hedging for the Individual Retirement and Group Retirement Segments:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in millions)	MRB Liability*	Hedge Assets	Net	MRB Liability*	Hedge Assets	Net
Issuances	$3	$—	$3	$—	$—	$—
Interest accrual	(11)	(64)	(75)	(26)	(119)	(145)
Attributed fees	(224)	—	(224)	(475)	—	(475)
Expected claims	23	—	23	49	—	49
Effect of changes in interest rates	339	(317)	22	(28)	29	1
Effect of changes in interest rate volatility	13	(18)	(5)	94	(78)	16
Effect of changes in equity markets	491	(288)	203	912	(550)	362
Effect of changes in equity index volatility	8	(4)	4	(4)	(11)	(15)
Actual outcome different from model expected outcome	(48)	—	(48)	(109)	—	(109)
Effect of changes in other future expected assumptions	12	—	12	108	—	108
Foreign exchange impact	3	—	3	3	—	3
Total impact on balance before other and changes in our own credit risk	609	(691)	(82)	524	(729)	(205)
Other	(3)	3	—	(3)	(17)	(20)
Effect of changes in our own credit risk	(138)	41	(97)	(37)	43	6
Total income (loss) impact on market risk benefits	468	(647)	(179)	484	(703)	(219)
Less: impact on OCI	(138)	(22)	(160)	(37)	34	(3)
Add: fees net of claims and ceded premiums and benefits	195	—	195	419	—	419
Net impact on pre-tax income (loss)	$801	$(625)	$176	$940	$(737)	$203
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$(167)			$(375)

Corebridge | Second Quarter 2023 Form 10-Q 106

ITEM 2 | Executive Summary

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in millions)	MRB Liability*	Hedge Assets	Net	MRB Liability*	Hedge Assets	Net
Issuances	$(7)	$—	$(7)	$(7)	$—	$(7)
Interest accrual	(20)	(76)	(96)	(38)	(139)	(177)
Attributed fees	(229)	—	(229)	(445)	—	(445)
Expected claims	16	—	16	29	—	29
Effect of changes in interest rates	1,196	(1,024)	172	2,317	(2,036)	281
Effect of changes in interest rate volatility	(9)	(6)	(15)	(198)	75	(123)
Effect of changes in equity markets	(1,286)	726	(560)	(1,688)	1,074	(614)
Effect of changes in equity index volatility	46	(11)	35	47	(15)	32
Actual outcome different from model expected outcome	(30)	—	(30)	(162)	—	(162)
Foreign exchange impact	5	—	5	8	—	8
Total impact on balance before other and changes in our own credit risk	(318)	(391)	(709)	(137)	(1,041)	(1,178)
Other	—	47	47	—	86	86
Effect of changes in our own credit risk	533	(72)	461	1,260	(128)	1,132
Total income (loss) impact on market risk benefits	215	(416)	(201)	1,123	(1,083)	40
Less: impact on OCI	533	(215)	318	1,260	(430)	830
Add: fees net of claims and ceded premiums and benefits	209	—	209	393	—	393
Net impact on pre-tax income (loss)	$(109)	$(201)	$(310)	$256	$(653)	$(397)
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$252			$380
* MRB Liability is partially offset by MRB Assets.
Three Months Ended June 30, 2023
•Net impact on pre-tax income of $176 million was primarily driven by increases in equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended June 30, 2023, we had a net mark-to-market loss of approximately $167 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads and lower equity volatility.
Six Months Ended June 30, 2023
•Net impact on pre-tax income of $203 million was primarily driven by increases in equity markets and the impact of the LIBOR to SOFR transition.
•With the transition of risk free rates to the SOFR curve, our discounting of fees has been reduced, resulting in a one time favorable impact to the MRB liability.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the six months ended June 30, 2023, we had a net mark-to-market loss of approximately $375 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads and lower equity volatility.
Three Months Ended June 30, 2022
•Net impact on pre-tax loss of $310 million was primarily driven by lower equity markets, partially offset by increases in interest rates.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended June 30, 2022, we had a net mark-to-market gain of approximately $252 million from our hedging activities related to our economic hedge target primarily driven by widening spreads.
Six Months Ended June 30, 2022
•Net impact on pre-tax loss of $397 million was primarily driven by fund basis changes that impacted our actual to expected model outcomes, lower equity markets and term structure moves in the interest rate volatility market, partially offset by increases in interest rates.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the six months ended June 30, 2022, we had a net mark-to-market gain of approximately $380 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads.

Corebridge | Second Quarter 2023 Form 10-Q 107

ITEM 2 | Executive Summary
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
The following table summarizes the fair values of the embedded derivatives for fixed index annuity and index universal life products:

	At June 30,	At December 31,
(in millions)	2023	2022
Fixed index annuities	$5,973	$4,657
Index universal life	$840	$710
Our Strategic Partnership with Blackstone
In 2021, we entered into a strategic partnership with Blackstone pursuant to which Blackstone acquired a 9.9% position in our common stock and we entered into a long-term asset management relationship with Blackstone IM. Blackstone IM initially managed $50 billion of our existing investment portfolio, with that amount to increase to an aggregate of $92.5 billion by the third quarter of 2027.
The investments underlying the original $50 billion mandate with Blackstone IM began to run-off in 2022 and will be reinvested over time. As these assets run-off, we expect Blackstone to reinvest primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. Blackstone’s preferred credit and lending strategy is to seek to control all significant components of the underwriting and pricing processes with the goal of facilitating bespoke opportunities with historically strong credit protection and attractive risk-adjusted returns. Blackstone seeks to capture enhanced economics to those available in the traditional fixed income markets by going directly to the borrowers.
We believe that Blackstone’s ability to originate attractive and privately sourced, fixed-income oriented assets, will be accretive to our businesses and provide us with an enhanced competitive advantage as we have been able to expand our investment capabilities, access new asset classes and improve our investment yields. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital position.
As of June 30, 2023, Blackstone managed $53.4 billion in book value of assets in our investment portfolio.
Our Investment Management Agreements with BlackRock
Since April 2022 we entered into investment management agreements with BlackRock, Inc. and its investment advisory affiliates (“BlackRock”) (collectively referred herein as the “BlackRock Agreements”). As of June 30, 2023 BlackRock manages approximately $83.7 billion in book value of our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management. The BlackRock Agreements provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance.
See “Business—Investment Management—Our Investment Management Agreements with BlackRock” in the June 2023 Registration Statement.
Adoption of Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity.
The Company adopted the standard on January 1, 2023, with a transition date of January 1, 2021 (as described in additional detail below).

Corebridge | Second Quarter 2023 Form 10-Q 108

ITEM 2 | Executive Summary
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
The following table shows the net investment income reported on fair value option bond securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net investment income - excluding Fortitude Re funds withheld assets	$8	$(34)	$18	$(53)
Net investment income - Fortitude Re funds withheld assets	6	(149)	111	(242)
Total	$14	$(183)	$129	$(295)
Separation Costs
In connection with our separation from AIG, we have incurred and expect to continue to incur one-time and recurring expenses. We estimate that our one-time expenses will be between approximately $350 million and $450 million on a pre-tax basis from January 1, 2022. As of June 30, 2023, we have incurred approximately $303 million of one-time expenses on a pre-tax basis. These expenses primarily relate to replicating and replacing functions, systems and infrastructure provided by AIG; rebranding; and accounting advisory, consulting and actuarial fees. In addition to these separation costs, we expect to incur costs related to the evolution of our investments organization to reflect our strategic partnerships with key external managers, our implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in fees for asset management services. We expect to incur the majority of these costs by December 31, 2023.
In addition, as part of Corebridge Forward, we aim to achieve an annual run rate expense reduction of approximately $400 million on a pre-tax basis and expect the majority of the reduction to be achieved within 24 months of the IPO. Through June 30, 2023 we have acted upon or contracted approximately $300 million of exit run rate savings on a pre-tax basis, of which $20 million and $68 million relates to the three and six months ended June 30, 2023, respectively. Corebridge Forward is expected to have a one-time expense of approximately $300 million on a pre-tax basis. As of June 30, 2023,the cost to achieve has been approximately $124 million.

Corebridge | Second Quarter 2023 Form 10-Q 109

ITEM 2 | Executive Summary
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
The most significant impacts relating to COVID-19 have been the impact of interest rate, credit spreads and equity market levels on spread and fee income and increased mortality. We are actively monitoring the mortality rates and the potential direct and indirect impacts that COVID-19 may have across our businesses. Actual data related to cause of death is not always available for all claims paid, and such cause of death data does not always capture the existence of comorbid conditions. As a result, COVID-19 pre-tax income and APTOI impacts are estimates of the total impact of COVID-19 related claim activity based on available data. The regulatory approach to the pandemic and impact on the insurance industry is continuing to evolve and its ultimate impact remains uncertain. However, based on the latest data we believe that COVID-19 is shifting from a pandemic to an endemic. For the three and six months ended June 30, 2022, our estimated reduction in pre-tax income and APTOI impact in the United States and UK from COVID-19 was $17 million and $63 million, respectively.
We have a diverse investment portfolio with material exposures to various forms of credit risk. To date, there has been minimal impact on the value of the portfolio. At this point in time, uncertainty surrounding the duration and severity of the COVID-19 pandemic makes the long-term financial impact difficult to quantify.
See “Risk Factors—Risks Relating to Market Conditions—We are exposed to risk from the COVID-19 pandemic” in the June 2023 Registration Statement.
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
Equity Markets
Our financial results are impacted by the performance of equity markets, which impacts the performance of our alternative investment portfolio, fee income, MRBs and embedded derivatives. For instance, in our variable annuity separate accounts, mutual fund assets and brokerage and advisory assets, we generally earn fee income based on the account value, which fluctuates with the equity markets as a significant amount of these assets are invested in equity funds. The impact of equity market returns, both increases and decreases, is reflected in our results due to the impact on the account value and the fair values of equity-exposed securities in our investment portfolio.
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
See “Risk Factors—Risks Relating to Market Conditions—We are exposed to risk from equity market declines or volatility” in the June 2023 Registration Statement.

Corebridge | Second Quarter 2023 Form 10-Q 110

ITEM 2 | Executive Summary
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
See “Risk Factors—Our business is highly dependent on economic and capital market conditions” in the June 2023 Registration Statement.
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the second quarter of 2023 may impact the private equity investments in the alternative investments portfolio in the third quarter of 2023.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products resulting in an increase in our base net investment spreads.
As of June 30, 2023, increases in key rates have improved yields on new investments, which are now higher than the yield on maturities and redemptions (“run-off yield”) that we are experiencing on our existing portfolios. Furthermore, the impact of interest rate increases is further reflected in our results as these rate increases have also reduced the value of fixed income assets that are held in the variable annuity separate accounts and brokerage and advisory assets, and accordingly, have adversely impacted the fees that are charged on these accounts. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
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
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see “Business—Regulation” in the June 2023 Registration Statement.
Annuity Sales and Surrenders
The rising rate environment and our partnership with Blackstone have provided a strong tailwind for fixed and fixed index annuity sales, however, higher rates have also resulted in an increase in surrenders. Rising interest rates could continue to create the potential for increased sales but could also drive higher surrenders relative to what we have already experienced. Fixed annuities have surrender charge periods, generally in the three-to-seven-year range. Fixed index annuities have surrender charge periods, generally in the five-to-ten-year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the liabilities for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period.

Corebridge | Second Quarter 2023 Form 10-Q 111

ITEM 2 | Executive Summary
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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 58% and 64% were crediting at the contractual minimum guaranteed interest rate at June 30, 2023 and December 31, 2022, respectively. The percentages of fixed account values of our annuity products that are currently crediting at rates above 1% were 53% and 55% at June 30, 2023 and December 31, 2022, respectively. In the universal life insurance products in our Life Insurance business, 59% and 62% of the account values were crediting at the contractual minimum guaranteed interest rate at June 30, 2023 and December 31, 2022, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
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

Corebridge | Second Quarter 2023 Form 10-Q 112

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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Total revenues	$5,757	$6,790	$10,019	$14,030
Fortitude Re related items:
Net investment income (loss) on Fortitude Re funds withheld assets	(270)	(182)	(664)	(460)
Net realized losses on Fortitude Re funds withheld assets	130	60	110	183
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	(122)	(2,394)	903	(5,231)
Subtotal - Fortitude Re related items	(262)	(2,516)	349	(5,508)
Other non-Fortitude Re reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	(14)	(13)	(27)	(27)
Non-operating litigation reserves and settlements	—	(2)	—	(22)
Other (income) loss - net	(4)	(12)	(14)	(24)
Net realized (gains) losses*	368	(142)	881	(256)
Subtotal - Other non-Fortitude Re reconciling items	350	(169)	840	(329)
Total adjustments	88	(2,685)	1,189	(5,837)
Adjusted revenues	$5,845	$4,105	$11,208	$8,193
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

Corebridge | Second Quarter 2023 Form 10-Q 113

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
INVESTMENT RELATED ADJUSTMENTS:
APTOI excludes “Net realized gains (losses)”, including changes in the allowance for credit losses on available-for-sale securities and loans, as well as gains or losses from sales of securities, except for gains (losses) related to the disposition of real estate investments. Net realized gains (losses), except for gains (losses) related to the disposition of real estate investments, are excluded as the timing of sales on invested assets or changes in allowances depend largely on market credit cycles and can vary considerably across periods. In addition, changes in interest rates may create opportunistic scenarios to buy or sell invested assets. Our derivative results, including those used to economically hedge insurance liabilities or are recognized as embedded derivatives at fair value are also included in Net realized gains (losses) and are similarly excluded from APTOI except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedges or for asset replication. Earned income on such economic hedges is reclassified from Net realized gains and losses to specific APTOI line items based on the economic risk being hedged (e.g., Net investment income and Interest credited to policyholder account balances).
MARKET RISK BENEFIT ADJUSTMENTS:
Certain of our variable annuity, fixed annuity and fixed index annuity contracts contain GMWBs and/or GMDBs which are accounted for as MRBs. Changes in the fair value of these MRBs (excluding changes related to our own credit risk), including certain rider fees attributed to the MRBs, along with changes in the fair value of derivatives used to hedge MRBs are recorded through “Change in the fair value of MRBs, net” and are excluded from APTOI.
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

Corebridge | Second Quarter 2023 Form 10-Q 114

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) attributable to Corebridge to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) attributable to Corebridge:

Three Months Ended June 30,	2023				2022
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/net income, including noncontrolling interests	$911	$160	$—	$751	$3,326	$652	$—	$2,674
Noncontrolling interests	—	—	20	20	—	—	(80)	(80)
Pre-tax income/net income attributable to Corebridge	911	160	20	771	3,326	652	(80)	2,594
Fortitude Re related items
Net investment income on Fortitude Re funds withheld assets	(270)	(61)	—	(209)	(182)	(39)	—	(143)
Net realized (gains) losses on Fortitude Re funds withheld assets	130	28	—	102	60	12	—	48
Net realized losses on Fortitude Re funds withheld embedded derivative	(122)	(27)	—	(95)	(2,394)	(515)	—	(1,879)
Net realized losses on Fortitude transactions	—	—	—	—	—	—	—	—
Subtotal Fortitude Re related items	(262)	(60)	—	(202)	(2,516)	(542)	—	(1,974)
Other Reconciling Items:
Changes in uncertain tax positions and other tax adjustments	—	59	—	(59)	—	34	—	(34)
Deferred income tax valuation allowance (releases) charges	—	(35)	—	35	—	—	—	—
Changes in fair value of market risk benefits, net	(262)	(55)	—	(207)	(45)	(8)	—	(37)
Changes in fair value of securities used to hedge guaranteed living benefits	4	—	—	4	(10)	(2)	—	(8)
Changes in benefit reserves related to net realized gains (losses)	1	—	—	1	(7)	(2)	—	(5)
Net realized (gains) losses*	363	76	—	287	(146)	(31)	—	(115)
Non-operating litigation reserves and settlements	—	—	—	—	(2)	(1)	—	(1)
Separation costs	70	15	—	55	37	8	—	29
Restructuring and other costs	28	6	—	22	52	11	—	41
Non-recurring costs related to regulatory or accounting changes	7	1	—	6	1	—	—	1
Net (gain) loss on divestiture	(59)	(13)	—	(46)	1	1	—	—
Pension expense - non operating	15	3	—	12	—	—	—	—
Noncontrolling interests	20	—	(20)	—	(80)	—	80	—
Subtotal: Non-Fortitude Re reconciling items	187	57	(20)	110	(199)	10	80	(129)
Total adjustments	(75)	(3)	(20)	(92)	(2,715)	(532)	80	(2,103)
Adjusted pre-tax operating income(loss)/Adjusted after-tax operating income (loss) attributable to Corebridge common shareholders	$836	$157	$—	$679	$611	$120	$—	$491

Corebridge | Second Quarter 2023 Form 10-Q 115

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics

Six Months Ended June 30,	2023				2022
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/net income, including noncontrolling interests	$242	$(56)	$—	$298	$7,626	$1,511	$—	$6,115
Noncontrolling interests	—	—	14	14	—	—	(155)	(155)
Pre-tax income/net income attributable to Corebridge	242	(56)	14	312	7,626	1,511	(155)	5,960
Fortitude Re related items
Net investment income on Fortitude Re funds withheld assets	(664)	(148)	—	(516)	(460)	(97)	—	(363)
Net realized (gains) losses on Fortitude Re funds withheld assets	110	24	—	86	183	38	—	145
Net realized losses on Fortitude Re funds withheld embedded derivative	903	200	—	703	(5,231)	(1,125)	—	(4,106)
Subtotal Fortitude Re related items	349	76	—	273	(5,508)	(1,184)	—	(4,324)
Other Reconciling Items:
Changes in uncertain tax positions and other tax adjustments	—	80	—	(80)	—	76	—	(76)
Deferred income tax valuation allowance (releases) charges	—	(51)	—	51	—	(24)	—	24
Changes in fair value of market risk benefits, net	(66)	(14)	—	(52)	(278)	(58)	—	(220)
Changes in fair value of securities used to hedge guaranteed living benefits	7	1	—	6	(23)	(5)	—	(18)
Changes in benefit reserves related to net realized gains (losses)	(4)	(1)	—	(3)	(9)	(2)	—	(7)
Net realized (gains) losses*	871	183	—	688	(266)	(56)	—	(210)
Non-operating litigation reserves and settlements	—	—	—	—	(22)	(5)	—	(17)
Separation costs	122	26	—	96	81	17	—	64
Restructuring and other costs	55	12	—	43	66	14	—	52
Non-recurring costs related to regulatory or accounting changes	11	2	—	9	4	1	—	3
Net (gain) loss on divestiture	(56)	(12)	—	(44)	3	1	—	2
Pension expense - non operating	15	3	—	12	1	—	—	1
Noncontrolling interests	14	—	(14)	—	(155)	—	155	—
Subtotal: Other non-Fortitude Re reconciling items	969	229	(14)	726	(598)	(41)	155	(402)
Total adjustments	1,318	305	(14)	999	(6,106)	(1,225)	155	(4,726)
Adjusted pre-tax operating income (loss)/Adjusted after-tax operating income (loss) attributable to Corebridge common shareholders	$1,560	$249	$—	$1,311	$1,520	$286	$—	$1,234
*    Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Additionally, gains (losses) related to the disposition of real estate investments are also excluded from this adjustment.
Adjusted Book Value is derived by excluding AOCI, adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s funds withheld assets. We believe this measure is useful to investors as it eliminates the asymmetrical impact resulting from changes in fair value of our available-for-sale securities portfolio for which there is largely no offsetting impact for certain related insurance liabilities that are not recorded at fair value with changes in fair value recorded through OCI. It also eliminates asymmetrical impacts where our own credit non-performance risk is recorded through OCI. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re’s funds withheld assets since these fair value movements are economically transferred to Fortitude Re.
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	At June 30,	At December 31,
(in millions, except per common share data)	2023	2022
Total Corebridge shareholders' equity (a)	$10,561	$9,380
Less: Accumulated other comprehensive income	(15,182)	(16,863)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,568)	(2,806)
Adjusted Book Value (b)	$23,175	$23,437

Total common shares outstanding (c)	636.0	645.0

Book value per common share (a/c)	$16.61	$14.54
Adjusted book value per common share (b/c)	$36.44	$36.34

Corebridge | Second Quarter 2023 Form 10-Q 116

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Adjusted Return on Average Equity (“Adjusted ROAE”) is derived by dividing AATOI by average Adjusted Book Value and is used by management to evaluate our recurring profitability and evaluate trends in our business. We believe this measure is useful to investors as it eliminates the asymmetrical impact resulting from changes in fair value of our available-for-sale securities portfolio for which there is largely no offsetting impact for certain related insurance liabilities that are not recorded at fair value with changes in fair value recorded through OCI. It also eliminates asymmetrical impacts where our own credit non-performance risk is recorded through OCI. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re’s funds withheld assets since these fair value movements are economically transferred to Fortitude Re.
The following table presents the reconciliation of Adjusted ROAE:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise noted)	2023	2022	2023	2022
Actual or annualized net income (loss) attributable to Corebridge shareholders (a)	$3,084	$10,376	$624	$11,920
Actual or annualized adjusted after-tax operating income attributable to Corebridge shareholders (b)	2,716	1,964	2,622	2,468
Average Corebridge shareholders’ equity (c)	11,058	16,140	10,499	19,836
Less: Average AOCI	(14,625)	(7,066)	(15,371)	(1,966)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,467)	(734)	(2,580)	387
Average Adjusted Book Value (d)	$23,216	$22,472	$23,290	$22,189

Return on Average Equity (a/c)	27.9%	64.3%	5.9%	60.1%
Adjusted ROAE (b/d)	11.7%	8.7%	11.3%	11.1%
Premiums and deposits is a non-GAAP financial measure that includes direct and assumed premiums received and earned on traditional life insurance policies and life-contingent payout annuities, as well as deposits received on universal life insurance, investment-type annuity contracts and GICs. We believe the measure of premiums and deposits is useful in understanding customer demand for our products, evolving product trends and our sales performance period over period.
The following table presents the premiums and deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Individual Retirement
Premiums	$66	$60	$144	$116
Deposits	3,984	3,566	8,791	7,396
Other(a)	(5)	(6)	(7)	(11)
Premiums and deposits	4,045	3,620	8,928	7,501
Group Retirement
Premiums	4	5	10	13
Deposits	1,919	1,767	4,159	3,647
Premiums and deposits(b)(c)	1,923	1,772	4,169	3,660
Life Insurance
Premiums	443	440	868	865
Deposits	384	389	782	786
Other(a)	236	220	462	455
Premiums and deposits	1,063	1,049	2,112	2,106
Institutional Markets
Premiums	1,911	496	3,486	734
Deposits	991	46	1,572	128
Other(a)	8	8	15	15
Premiums and deposits	2,910	550	5,073	877
Total
Premiums	2,424	1,001	4,508	1,728
Deposits	7,278	5,768	15,304	11,957
Other(a)	239	222	470	459
Premiums and deposits	$9,941	$6,991	$20,282	$14,144
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $580 million and $579 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 billion and $1.2 billion for the six months ended June 30, 2023 and 2022, respectively.
(c)Includes inflows related to in-plan mutual funds of $720 million and $739 million for the three months ended June 30, 2023 and 2022, respectively, and $1.7 billion and $1.6 billion for the six months ended June 30, 2023 and 2022, respectively.

Corebridge | Second Quarter 2023 Form 10-Q 117

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
The following table presents a reconciliation of dividends to Normalized distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Subsidiary dividends paid	$500	$500	$1,000	$1,200
Tax sharing payments related to utilization of tax attributes	—	126	—	273
Normalized distributions	$500	$626	$1,000	$1,473
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net investment income (net income basis)	$2,714	$2,280	$5,409	$4,861
Net investment (income) on Fortitude Re funds withheld assets	(270)	(182)	(664)	(460)
Change in fair value of securities used to hedge guaranteed living benefits	(14)	(13)	(27)	(27)
Other adjustments	(5)	(12)	(15)	(24)
Derivative income recorded in net realized investment gains (losses)	55	36	112	70
Total adjustments	(234)	(171)	(594)	(441)
Net investment income (APTOI basis) *	$2,480	$2,109	$4,815	$4,420
* Includes net investment income from Corporate and Other of $18 million and $131 million for the three months ended June 30, 2023 and 2022, respectively, and $76 million and $312 million for the six months ended June 30, 2023 and 2022, respectively.
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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

	June 30,	December 31,
(in millions)	2023	2022
Individual Retirement
AUM	$143,420	$136,696
AUA	—	—
Total Individual Retirement AUMA	143,420	136,696
Group Retirement
AUM	78,258	78,474
AUA	40,343	36,458
Total Group Retirement AUMA	118,601	114,932
Life Insurance
AUM	27,208	27,760
AUA	—	—
Total Life Insurance AUMA	27,208	27,760
Institutional Markets
AUM	36,587	30,686
AUA	45,947	47,078
Total Institutional Markets AUMA	82,534	77,764
Total AUMA	$371,763	$357,152

Corebridge | Second Quarter 2023 Form 10-Q 118

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Fee and Spread income and Underwriting Margin
Fee income is defined as policy fees plus advisory fees plus other fee income. For our Institutional Markets segment, its SVW products generate fee income.
Spread income is defined as net investment income less interest credited to policyholder account balances, exclusive of amortization of deferred sales inducement assets. Spread income is comprised of both base spread income and variable investment income. For our Institutional Markets segment, its structured settlements, PRT and GIC products generate spread income, which includes premiums, net investment income, less interest credited and policyholder benefits and excludes the annual assumption update.
Underwriting margin for our Life Insurance segment includes premiums, policy fees, other income, net investment income, less interest credited to policyholder account balances and policyholder benefits and excludes the annual assumption update. For our Institutional Markets segment, its Corporate Markets products generate underwriting margin, which includes premiums, net investment income, policy and advisory fee income, less interest credited and policyholder benefits and excludes the annual assumption update.
Base portfolio income includes interest, dividends and foreclosed real estate income, net of investment expenses and non-qualifying (economic) hedges.
Variable investment income includes call and tender income, commercial mortgage loan prepayments, changes in market value of investments accounted for under the fair value option, interest received on defaulted investments (other than foreclosed real estate), income from alternative investments and other miscellaneous investment income, including income of certain partnership entities that are required to be consolidated. Alternative investments include private equity funds which are generally reported on a one-quarter lag.
Base spread income means base portfolio income less interest credited to policyholder account balances, excluding the amortization of deferred sales inducement assets.
Base net investment spread means base yield less cost of funds, excluding the amortization of deferred sales inducement assets.
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Individual Retirement
Spread income	$684	$448	$1,307	$990
Fee income	280	301	557	609
Total Individual Retirement	964	749	1,864	1,599
Group Retirement
Spread income	213	205	426	452
Fee income	178	177	354	376
Total Group Retirement	391	382	780	828
Life Insurance
Underwriting margin	361	389	717	761
Total Life Insurance	361	389	717	761
Institutional Markets
Spread income	117	67	199	168
Fee income	16	16	32	31
Underwriting margin	20	19	37	41
Total Institutional Markets	153	102	268	240
Total
Spread income	1,014	720	1,932	1,610
Fee income	474	494	943	1,016
Underwriting margin	381	408	754	802
Total	$1,869	$1,622	$3,629	$3,428

Corebridge | Second Quarter 2023 Form 10-Q 119

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Individual Retirement
Base portfolio income	$1,194	$873	$2,317	$1,730
Variable investment income	30	28	35	154
Net investment income	1,224	901	2,352	1,884
Group Retirement
Base portfolio income	484	454	975	904
Variable investment income	20	34	29	111
Net investment income	504	488	1,004	1,015
Life Insurance
Base portfolio income	321	301	638	606
Variable investment income	6	49	6	100
Net investment income	327	350	644	706
Institutional Markets
Base portfolio income	367	230	685	448
Variable investment income	40	9	54	55
Net investment income	407	239	739	503
Total
Base portfolio income	2,366	1,858	4,615	3,688
Variable investment income	96	120	124	420
Net investment income (APTOI basis) - Insurance operations	$2,462	$1,978	$4,739	$4,108
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
The following table presents a summary of our Net Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Individual Retirement
Fixed Annuities	$(1,115)	$(67)	$(1,205)	$203
Fixed Index Annuities	1,612	1,080	3,000	2,065
Variable Annuities	(855)	(385)	(1,491)	(766)
Total Individual Retirement	(358)	628	304	1,502
Group Retirement	(1,746)	(548)	(2,565)	(1,367)
Total Net Flows	$(2,104)	$80	$(2,261)	$135

Corebridge | Second Quarter 2023 Form 10-Q 120

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and six months ended June 30, 2023 and 2022. For factors that relate primarily to a specific business, see “—Segment Operations.”

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues:
Premiums	$2,443	$1,011	$4,548	$1,746
Policy fees	694	729	1,392	1,459
Net investment income	2,714	2,280	5,409	4,861
Net realized gains (losses)	(320)	2,520	(1,778)	5,407
Advisory fee and other income	226	250	448	557
Total revenues	5,757	6,790	10,019	14,030
Benefits and expenses:
Policyholder benefits	2,876	1,429	5,371	2,597
Change in the fair value of market risk benefits, net	(262)	(45)	(66)	(278)
Interest credited to policyholder account balances	1,078	907	2,104	1,785
Amortization of deferred policy acquisition costs and value of business acquired	258	252	514	495
Non-deferrable insurance commissions	153	151	289	295
Advisory fee expenses	64	65	129	136
General operating expenses	604	577	1,186	1,163
Interest expense	134	127	306	208
Net (gain) loss on divestitures	(59)	1	(56)	3
Total benefits and expenses	4,846	3,464	9,777	6,404
Income before income tax expense (benefit)	911	3,326	242	7,626
Income tax expense (benefit)	160	652	(56)	1,511
Net income	751	2,674	298	6,115
Less: Net income (loss) attributable to noncontrolling interests	(20)	80	(14)	155
Net income attributable to Corebridge	$771	$2,594	$312	$5,960
The following table presents certain balance sheet data:

(in millions, except per common share data)	June 30, 2023	December 31, 2022
Balance sheet data:
Total assets	$367,470	$360,322
Long-term debt	$7,873	$7,868
Debt of consolidated investment entities	$2,654	$5,958
Total Corebridge shareholders’ equity	$10,561	$9,380
Book value per common share	$16.61	$14.54
Adjusted book value per common share	$36.44	$36.34
Financial Highlights
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded pre-tax income of $911 million in the three months ended June 30, 2023 compared to pre-tax income of $3.3 billion in the three months ended June 30, 2022. The change in pre-tax income was primarily due to:
•lower realized gains of $2.8 billion primarily driven by lower gains on the Fortitude Re funds withheld embedded derivative.
Partially offset by:
•higher net investment income of $434 million primarily driven by higher base portfolio income and higher income related to the Fortitude Re funds withheld assets partially offset by lower variable investment income; and
•favorable change in the fair value of market risk benefits, net of $217 million primarily driven by the impacts of changes in equity markets and interest rate volatility.

Corebridge | Second Quarter 2023 Form 10-Q 121

ITEM 2 | Consolidated Results of Operations
Income tax expense (benefit)
For the three months ended June 30, 2023, there was an income tax expense of $160 million on income from operations, resulting in an effective tax rate on income from operations of 17.6%.
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded pre-tax income of $242 million in the six months ended June 30, 2023 compared to pre-tax income of $7.6 billion in the six months ended June 30, 2022. The change in pre-tax income was primarily due to:
•lower realized gains of $7.2 billion primarily driven by losses on the Fortitude Re funds withheld embedded derivative; and
•lower favorable change in the fair value of market risk benefits, net of $212 million primarily driven by the impacts of changes in equity markets and interest rate volatility.
Partially offset by:
•higher net investment income of $548 million primarily driven by higher base portfolio income and higher income related to the Fortitude Re funds withheld assets partially offset by lower variable investment income.
Income tax expense (benefit)
For the six months ended June 30, 2023, there was an income tax benefit of $56 million on income from operations, resulting in an effective tax rate on income from operations of (23.1)%.
Adjusted pre-tax operating income
The following table presents a reconciliation of pre-tax income (loss) attributable to Corebridge to APTOI:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Pre-tax income (loss) attributable to Corebridge	$911	$3,326	$242	$7,626
Reconciling items to APTOI:
Fortitude Re related items	(262)	(2,516)	349	(5,508)
Non-Fortitude Re related items	187	(199)	969	(598)
Adjusted pre-tax operating income	$836	$611	$1,560	$1,520
The following table presents the impacts in connection with the adoption of LDTI on our previously reported APTOI for the six months ended June 30, 2022*:

Six Months Ended June 30, 2022	As Previously Reported	Effect of Change	Updated Balances post-adoption of LDTI
(in millions, except per common share data)
Revenues:
Premiums	$1,763	$7	$1,770
Policy fees	1,506	(47)	1,459
Total revenues	8,233	(40)	8,193
Benefits and expenses:
Policyholder benefits	2,951	(345)	2,606
Interest credited to policyholder account balances	1,773	19	1,792
Amortization of deferred acquisition costs	578	(83)	495
Non-deferrable insurance commissions	325	(30)	295
Total benefits and expenses	6,957	(439)	6,518
Adjusted pre-tax operating income	1,121	399	1,520
* The three months ended June 30, 2022 information has been excluded as it has not been previously reported.

Corebridge | Second Quarter 2023 Form 10-Q 122

ITEM 2 | Consolidated Results of Operations
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Premiums	$2,444	$1,022	$4,548	$1,770
Policy fees	694	729	1,392	1,459
Net investment income	2,480	2,109	4,815	4,420
Net realized gains*	1	—	5	11
Advisory fee and other income	226	245	448	533
Total adjusted revenues	5,845	4,105	11,208	8,193
Policyholder benefits	2,876	1,436	5,376	2,606
Interest credited to policyholder account balances	1,065	910	2,080	1,792
Amortization of deferred policy acquisition costs	258	252	514	495
Non-deferrable insurance commissions	153	151	289	295
Advisory fee expenses	64	65	129	136
General operating expenses	484	486	983	1,010
Interest expense	129	114	291	184
Total benefits and expenses	5,029	3,414	9,662	6,518
Noncontrolling interests	20	(80)	14	(155)
Adjusted pre-tax operating income	$836	$611	$1,560	$1,520
* Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 APTOI Comparison
APTOI increased $225 million primarily due to:
•higher premiums of $1.4 billion primarily on new pension risk transfer business;
•higher net investment income of $371 million primarily driven by higher base portfolio income partially offset by lower variable investment income reflecting lower alternative investment income; and
•lower income attributable to noncontrolling interest of $100 million.
Partially offset by:
•higher policyholder benefits of $1.4 billion primarily on new pension risk transfer business;
•higher interest credited to policyholder account balances of $155 million primarily due to higher sales activity in fixed and fixed index annuities and growth and increased interest rates in the GIC business; and
•lower policy and advisory fee income, net of advisory fee expenses of $53 million driven by lower average separate account asset values driven by negative equity market performance in 2022.
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 APTOI Comparison
APTOI increased $40 million primarily due to:
•higher premiums of $2.8 billion primarily on new pension risk transfer business;
•higher net investment income of $395 million primarily driven by higher base portfolio income partially offset by lower variable investment income reflecting lower alternative investment income; and
•lower income attributable to noncontrolling interest of $169 million.
Partially offset by:
•higher policyholder benefits of $2.8 billion primarily on new pension risk transfer business;
•higher interest credited to policyholder account balances of $288 million primarily due to higher sales activity in fixed and fixed index annuities and growth and increased interest rates in the GIC business;
•lower policy and advisory fee income, net of advisory fee expenses of $145 million driven by lower average separate account asset values driven by negative equity market performance in 2022; and
•higher interest expense of $107 million primarily due to the issuance of senior unsecured notes, hybrid junior subordinated notes and borrowing under our unsecured Three-Year Delayed Draw Term Loan Agreement (the “Three-Year DDTL Facility”) in 2022 totaling $9.0 billion and partially offset by the interest expense from the $8.3 billion affiliated promissory note to AIG in 2022.

Corebridge | Second Quarter 2023 Form 10-Q 123

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
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to our condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Individual Retirement	$574	$365	$1,108	$833
Group Retirement	197	179	383	421
Life Insurance	76	97	158	181
Institutional Markets	126	76	211	191
Corporate and Other	(136)	(116)	(299)	(116)
Consolidation and elimination	(1)	10	(1)	10
Adjusted pre-tax operating income	$836	$611	$1,560	$1,520

Corebridge | Second Quarter 2023 Form 10-Q 124

ITEM 2 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues:
Premiums	$66	$60	$144	$116
Policy fees	172	186	346	371
Net investment income:
Base portfolio income	1,194	873	2,317	1,730
Variable investment income	30	28	35	154
Net investment income	1,224	901	2,352	1,884
Advisory fee and other income*	108	115	211	238
Total adjusted revenues	1,570	1,262	3,053	2,609
Benefits and expenses:
Policyholder benefits	71	77	136	143
Interest credited to policyholder account balances	553	466	1,072	920
Amortization of deferred policy acquisition costs	138	126	275	245
Non-deferrable insurance commissions	94	86	180	178
Advisory fee expenses	36	35	70	72
General operating expenses	104	107	212	218
Total benefits and expenses	996	897	1,945	1,776
Adjusted pre-tax operating income	$574	$365	$1,108	$833
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
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Spread income(a)	$684	$448	$1,307	$990
Fee income	280	301	557	609
Policyholder benefits, net of premiums	(5)	(17)	8	(27)
Non-deferrable insurance commissions	(94)	(86)	(180)	(178)
Amortization of DAC and DSI	(151)	(139)	(302)	(271)
General operating expenses	(104)	(107)	(212)	(218)
Other(b)	(36)	(35)	(70)	(72)
Adjusted pre-tax operating income	$574	$365	$1,108	$833
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $13 million and $13 million for the three months ended June 30, 2023 and 2022, respectively, and $27 million and $26 million for the six months ended June 30, 2023 and 2022, respectively.
(b)Other represents advisory fee expenses.

Corebridge | Second Quarter 2023 Form 10-Q 125

ITEM 2 | Business Segment Operations
Financial Highlights
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 APTOI Comparison
APTOI increased $209 million primarily due to:
•higher spread income of $236 million primarily driven by higher base spread income of $234 million due to improved base portfolio yields.
partially offset by
•lower fee income of $21 million, primarily due to a decrease in mortality and expense fees and other fee income due to lower average variable annuity separate account asset values driven by negative net flows and prior year declines in equity markets, higher interest rates and wider credit spreads.
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 APTOI Comparison
APTOI increased $275 million primarily due to:
•higher spread income of $317 million primarily driven by higher base spread income of $436 million mostly due to improved base portfolio yields, partially offset by lower variable investment income of $119 million primarily due to lower alternative investment income and lower yield enhancement income.
partially offset by
•lower fee income of $52 million, primarily due to a decrease in mortality and expense fees and other fee income primarily due to lower average variable annuity separate account asset values driven by negative net flows and the prior year decline in equity markets, higher interest rates and wider credit spreads.
AUMA
The following table presents Individual Retirement AUMA by product:

	June 30,	December 31,
(in millions)	2023	2022
Fixed annuities	$52,480	$51,806
Fixed index annuities	35,874	30,403
Variable annuities:
Variable annuities - General Account	7,797	9,443
Variable annuities - Separate Accounts	47,269	45,044
Variable annuities	55,066	54,487
Total	$143,420	$136,696

June 30, 2023 to December 31, 2022 AUMA Comparison
AUMA increased $6.7 billion driven by an increase of $4.5 billion in the general account and higher separate accounts asset values of $2.2 billion. The general account increased mostly due to positive general account net flows and unrealized gains from fixed maturities securities due to tightening credit spreads. The separate account increased primarily due to increases in the equity markets, partially offset by outflows from the separate account.

Corebridge | Second Quarter 2023 Form 10-Q 126

ITEM 2 | Business Segment Operations
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Spread income:
Total spread income
Base portfolio income	$1,194	$873	$2,317	$1,730
Interest credited to policyholder account balances	(540)	(453)	(1,045)	(894)
Base spread income	654	420	1,272	836
Variable investment income	30	28	35	154
Total spread income*	$684	$448	$1,307	$990
Fee income:
Policy fees	$172	$186	$346	$371
Advisory fees and other income	108	115	211	238
Total fee income	$280	$301	$557	$609
* Excludes amortization of DSI assets of $13 million and $13 million for the three months ended June 30, 2023 and 2022, respectively, and $27 million and $26 million for the six months ended June 30, 2023 and 2022, respectively..
The following table presents Individual Retirement net investment spread:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed annuities base net investment spread:
Base yield*	5.00%	3.74%	4.91%	3.75%
Cost of funds	2.89	2.66	2.86	2.66
Fixed annuities base net investment spread	2.11	1.08	2.05	1.09
Fixed index annuities base net investment spread:
Base yield*	4.76	3.79	4.61	3.75
Cost of funds	1.95	1.49	1.87	1.47
Fixed index annuities base net investment spread	2.81	2.30	2.74	2.28
Variable annuities base net investment spread:
Base yield*	3.72	3.74	3.79	3.80
Cost of funds	1.48	1.40	1.47	1.41
Variable annuities base net investment spread	2.24	2.34	2.32	2.39
Total Individual Retirement base net investment spread:
Base yield*	4.83	3.75	4.74	3.75
Cost of funds	2.42	2.15	2.38	2.15
Total Individual Retirement base net investment spread	2.41%	1.60%	2.36%	1.60%
* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 Comparison and Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 Comparison
See “—Financial Highlights”
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Fixed annuities	$1,268	$1,384	$3,516	$2,953
Fixed index annuities	2,317	1,458	4,374	2,822
Variable annuities	460	778	1,038	1,726
Total	$4,045	$3,620	$8,928	$7,501

Corebridge | Second Quarter 2023 Form 10-Q 127

ITEM 2 | Business Segment Operations

Net Flows	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Fixed annuities	$(1,115)	$(67)	$(1,205)	$203
Fixed index annuities	1,612	1,080	3,000	2,065
Variable annuities	(855)	(385)	(1,491)	(766)
Total	$(358)	$628	$304	$1,502
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 Comparison
Fixed Annuities Net outflows increased by $1.0 billion over the prior year, primarily due to higher surrenders and withdrawals of $1.0 billion and lower premiums and deposits of $116 million, partially offset by lower death benefits of $67 million.
Fixed Index Annuities Net inflows increased by $532 million primarily due to higher premiums and deposits of $859 million due to competitive pricing and higher interest rates, partially offset by higher surrenders and withdrawals of $308 million and higher death benefits of $20 million.
Variable Annuities Net outflows increased $470 million primarily due to lower premium and deposits of $318 million, due to market volatility and higher surrenders and withdrawals of $153 million.
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 Comparison
Fixed Annuities Net outflows increased by $1.4 billion over the prior year, primarily due to higher surrenders and withdrawals of $2.1 billion, partially offset by higher premiums and deposits of $563 million due to competitive pricing, higher interest rates and lower death benefits of $83 million.
Fixed Index Annuities Net inflows increased by $935 million primarily due to higher premiums and deposits of $1.6 billion due to competitive pricing and higher interest rates, partially offset by higher surrenders and withdrawals of $573 million and higher death benefits of $44 million.
Variable Annuities Net outflows increased $725 million primarily due to lower premium and deposits of $688 million, due to market volatility and higher surrenders and withdrawals of $78 million, partially offset by lower death benefits of $41 million.
Surrenders
The following table presents Individual Retirement surrender rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed annuities	15.9%	7.9%	15.5%	7.3%
Fixed index annuities	6.8	4.0	6.7	4.0
Variable annuities	7.7	6.2	7.4	6.3
The following table presents account values for fixed annuities, fixed index annuities and variable annuities by surrender charge category:

	June 30,			December 31,
	2023			2022
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$23,441	$1,675	$29,025	$24,889	$2,270	$27,037
Greater than 0% - 2%	1,132	2,387	6,806	1,783	1,353	6,962
Greater than 2% - 4%	2,397	6,307	5,505	2,256	4,532	5,081
Greater than 4%	20,335	26,077	11,807	18,905	25,196	12,082
Non-surrenderable(a)	2,433	—	1,156	2,453	—	1,155
Total account value(b)	$49,738	$36,446	$54,299	$50,286	$33,351	$52,317
(a)    The non-surrenderable portion of variable annuities relates to funding agreements.
(b)    Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to seven-year surrender charge period, depending on the product. For fixed and fixed index annuities, the proportion of account value subject to surrender charge at June 30, 2023 increased compared to December 31, 2022 primarily due to growth in business. The increase in the proportion of account value with no surrender charge for variable annuities as of June 30, 2023 compared to December 31, 2022 was principally due to normal aging of business.

Corebridge | Second Quarter 2023 Form 10-Q 128

ITEM 2 | Business Segment Operations
Group Retirement
Group Retirement Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues:
Premiums	$4	$5	$10	$13
Policy fees	102	104	202	218
Net investment income:
Base portfolio income	484	454	975	904
Variable investment income	20	34	29	111
Net investment income	504	488	1,004	1,015
Advisory fee and other income*	76	73	152	158
Total adjusted revenues	686	670	1,368	1,404
Benefits and expenses:
Policyholder benefits	6	13	15	23
Interest credited to policyholder account balances	294	286	585	570
Amortization of deferred policy acquisition costs	20	20	41	39
Non-deferrable insurance commissions	33	30	61	58
Advisory fee expenses	29	30	58	64
General operating expenses	107	112	225	229
Total benefits and expenses	489	491	985	983
Adjusted pre-tax operating income	$197	$179	$383	$421
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
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Spread income(a)	$213	$205	$426	$452
Fee income(b)	178	177	354	376
Policyholder benefits, net of premiums	(2)	(8)	(5)	(10)
Non-deferrable insurance commissions	(33)	(30)	(61)	(58)
Amortization of DAC and DSI	(23)	(23)	(48)	(46)
General operating expenses	(107)	(112)	(225)	(229)
Other(c)	(29)	(30)	(58)	(64)
Adjusted pre-tax operating income	$197	$179	$383	$421
(a)    Excludes amortization of DSI assets of $3 million and $3 million for the three months ended June 30, 2023 and 2022, respectively, and $7 million and $7 million for the six months ended June 30, 2023 and 2022, respectively.
(b)    Fee income represents policy fee and advisory fee and other income.
(c)    Other consists of advisory fee expenses.
Financial Highlights
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 APTOI Comparison
APTOI increased $18 million, primarily due to:
•higher spread income of $8 million primarily driven by improvement in base spread income of $22 million primarily due to higher yields on the base portfolio, partially offset by a decrease in variable investment income of $14 million primarily due to lower income from alternative investments.

Corebridge | Second Quarter 2023 Form 10-Q 129

ITEM 2 | Business Segment Operations
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 APTOI Comparison
APTOI decreased $38 million, primarily due to:
•lower spread income of $26 million primarily driven by a decrease in variable investment income of $82 million primarily due to lower income from alternative investments, partially offset by improvement in base spread income of $56 million primarily due to higher yields on the base portfolio; and
•lower fee income, net of advisory fee expenses of $16 million due to lower average separate account assets driven by negative net flows and the prior year decline in equity markets.
AUMA
The following table presents Group Retirement AUMA by product:

	June 30,	December 31,
(in millions)	2023	2022
AUMA by asset type:
In-plan spread based	$25,189	$27,473
In-plan fee based	52,844	47,838
Total in-plan AUMA(a)	78,033	75,311
Out-of-plan proprietary - general account	15,927	16,769
Out-of-plan proprietary - separate accounts	10,970	10,429
Total out-of-plan proprietary annuities(b)	26,897	27,198
Advisory and brokerage assets	13,671	12,423
Total out-of-plan AUMA	40,568	39,621
Total AUMA	$118,601	$114,932
(a)    Includes $12.9 billion of AUMA at June 30, 2023 and $12.5 billion of AUMA at December 31, 2022 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)    Includes $3.9 billion of AUMA at June 30, 2023 and $4.0 billion of AUMA at December 31, 2022 in our proprietary advisory variable annuity. Together with our out-of-plan advisory and brokerage assets shown in the table above, we had a total of $17.6 billion of out-of-plan advisory assets at June 30, 2023, $16.4 billion of out-of-plan advisory assets at December 31, 2022.
June 30, 2023 to December 31, 2022 AUMA Comparison
In-plan assets increased by $2.7 billion driven by $5.0 billion increase in fee based assets, primarily due to higher equity markets, lower interest rates and tightening credit spreads, partially offset by $2.3 billion decrease in spread based assets, primarily due to negative net flows. Out-of-plan proprietary annuity assets decreased by $301 million, primarily due to negative net flows. The increase of advisory and brokerage assets of $1.2 billion was driven by higher equity markets and net new client deposits.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Spread income:
Base portfolio income	$484	$454	$975	$904
Interest credited to policyholder account balances	(291)	(283)	(578)	(563)
Base spread income	193	171	397	341
Variable investment income	20	34	29	111
Total spread income*	$213	$205	$426	$452
Fee income:
Policy fees	$102	$104	$202	$218
Advisory fees and other income	76	73	152	158
Total fee income	$178	$177	$354	$376
*Excludes amortization of DSI assets of $3 million and $3 million for the three months ended June 30, 2023 and 2022, respectively, and $7 million and $7 million for the six months ended June 30, 2023 and 2022, respectively.

Corebridge | Second Quarter 2023 Form 10-Q 130

ITEM 2 | Business Segment Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Base net investment spread:
Base yield*	4.29%	3.92%	4.25%	3.90%
Cost of funds	2.74	2.60	2.72	2.60
Base net investment spread	1.55%	1.32%	1.53%	1.30%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 Comparison
See “—Financial Highlights”
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 Comparison
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

Premiums and Deposits and Net Flows	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
In-plan(a)(b)	$1,191	$1,313	$2,710	$2,803
Out-of-plan proprietary variable annuity	169	272	361	540
Out-of-plan proprietary fixed and index annuities	563	187	1,098	317
Premiums and deposits(c)	$1,923	$1,772	$4,169	$3,660
Net Flows	$(1,746)	$(548)	$(2,565)	$(1,367)
(a)    In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)    Includes inflows related to in-plan mutual funds of $720 million and $739 million for the three months ended June 30, 2023 and 2022, respectively, and $1.7 billion and $1.6 billion for the six months ended June 30, 2023 and 2022, respectively.
(c)    Excludes client deposits into advisory and brokerage accounts of $580 million and $579 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 billion and $1.2 billion for the six months ended June 30, 2023 and 2022, respectively.
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 Comparison
Net flows remained negative and declined by $1.2 billion primarily due to:
•increase in surrenders and withdrawals of $1.4 billion, driven largely by a reduction of large plan surrenders; partially offset by an increase in deposits of $151 million and lower death and payout annuity benefits of $29 million. Large plan acquisitions and surrenders resulted in lower net flows of $705 million compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in variable annuity products with higher contractual guaranteed minimum crediting rates.
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 Comparison
Net flows remained negative and declined by $1.2 billion primarily due to:
•increase in surrenders and withdrawals of $1.8 billion, partially offset by higher premiums and deposits of $509 million and lower death and payout annuity benefits of $46 million. Large plan acquisitions and surrenders resulted in lower net flows of $377 million compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in variable annuity products with higher contractual guaranteed minimum crediting rates.

Corebridge | Second Quarter 2023 Form 10-Q 131

ITEM 2 | Business Segment Operations
Surrenders
The following table presents Group Retirement surrender rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Surrender rates	13.0%	7.7%	12.0%	8.2%
The following table presents account value for Group Retirement annuities by surrender charge category:

	June 30,	December 31,
(in millions)	2023(a)	2022(a)
No surrender charge(b)	$71,221	$69,885
Greater than 0% - 2%	1,208	454
Greater than 2% - 4%	1,797	435
Greater than 4%	5,210	6,281
Non-surrenderable	486	945
Total account value(c)	$79,922	$78,000
(a)Excludes mutual fund assets under administration of $26.7 billion and $24.0 billion at June 30, 2023 and December 31, 2022, respectively.
(b)Group Retirement amounts in this category include account value in the general account of approximately $4.3 billion and $4.5 billion at June 30, 2023 and December 31, 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and account value in the general account of $5.5 billion and $5.8 billion at June 30, 2023 and December 31, 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(c)Includes payout Immediate Annuities and funding agreements.
Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges. At June 30, 2023, Group Retirement annuity account values with no surrender charge increased compared to December 31, 2022 primarily due to an increase in assets under management from higher equity markets.
Life Insurance
Life Insurance Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues:
Premiums	$443	$440	$868	$865
Policy fees	371	390	746	774
Net investment income:
Base portfolio income	321	301	638	606
Variable investment income	6	49	6	100
Net investment income	327	350	644	706
Other income	26	30	55	66
Total adjusted revenues	1,167	1,210	2,313	2,411
Benefits and expenses:
Policyholder benefits	721	734	1,429	1,478
Interest credited to policyholder account balances	85	87	167	172
Amortization of deferred policy acquisition costs	98	104	194	208
Non-deferrable insurance commissions	21	29	38	47
Advisory fee expenses	(1)	—	1	—
General operating expenses	167	159	326	325
Total benefits and expenses	1,091	1,113	2,155	2,230
Adjusted pre-tax operating income	$76	$97	$158	$181

Corebridge | Second Quarter 2023 Form 10-Q 132

ITEM 2 | Business Segment Operations
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Underwriting margin*	$361	$389	$717	$761
General operating expenses	(167)	(159)	(326)	(325)
Non-deferrable insurance commissions	(21)	(29)	(38)	(47)
Amortization of DAC	(98)	(104)	(194)	(208)
Other	1	—	(1)	—
Adjusted pre-tax operating income (loss)	$76	$97	$158	$181
*Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances. Underwriting margin is also exclusive of the impacts from the annual assumption update.
Financial Highlights
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 APTOI Comparison
APTOI decreased $21 million, primarily due to:
•lower underwriting margin of $28 million from:
–lower net investment income, net of interest credited of $21 million primarily driven by $43 million lower alternative investment and yield enhancement income of, primarily due to lower equity partnership performance and reduced gains on calls partially offset by $22 million higher base portfolio income, net of interest credited.
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 APTOI Comparison
APTOI decreased $23 million, primarily due to:
•lower underwriting margin of $44 million from:
–lower net investment income, net of interest credited of $57 million driven by $94 million lower variable investment income reflecting lower gains on call and tender income and reduced alternatives performance partially offset by $37 million higher base portfolio income, net of interest credited, driven by lower yields.
partially offset by:
–higher premiums and fees, net of policyholder benefits, of $24 million, driven by favorable mortality.
AUMA
The following table presents Life Insurance AUMA:

	June 30,	December 31,
(in millions)	2023	2022
Total AUMA	$27,208	$27,760
June 30, 2023 to December 31, 2022 AUMA Comparison
AUMA decreased $0.6 billion in the six months ended June 30, 2023 compared to the prior year-end due to increasing interest rates and widening credit spreads resulting in unrealized losses from fixed maturities securities and transfer of assets to a reinsurer.

Corebridge | Second Quarter 2023 Form 10-Q 133

ITEM 2 | Business Segment Operations
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Premiums	$443	$440	$868	$865
Policy fees	371	390	746	774
Net investment income	327	350	644	706
Other income	26	30	55	66
Policyholder benefits	(721)	(734)	(1,429)	(1,478)
Interest credited to policyholder account balances	(85)	(87)	(167)	(172)
Underwriting margin	$361	$389	$717	$761
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 Comparison
See “—Financial Highlights”
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 Comparison
See “—Financial Highlights”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Traditional Life	$454	$453	$895	$900
Universal Life	384	389	782	786
Total U.S.	838	842	1,677	1,686
International	225	207	435	420
Premiums and deposits	$1,063	$1,049	$2,112	$2,106
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $16 million in 2023 compared to the prior year primarily due to growth in international life premiums.
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $27 million in 2023 compared to the prior year primarily due to growth in international life premiums.

Corebridge | Second Quarter 2023 Form 10-Q 134

ITEM 2 | Business Segment Operations
Institutional Markets
Institutional Markets Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues:
Premiums	$1,911	$496	$3,486	$734
Policy fees	49	49	98	96
Net investment income:
Base portfolio income	367	230	685	448
Variable investment income	40	9	54	55
Net investment income	407	239	739	503
Other income	—	—	—	1
Total adjusted revenues	2,367	784	4,323	1,334
Benefits and expenses:
Policyholder benefits	2,081	612	3,799	962
Interest credited to policyholder account balances	133	71	256	130
Amortization of deferred policy acquisition costs	2	2	4	3
Non-deferrable insurance commissions	4	5	9	11
General operating expenses	21	18	44	37
Total benefits and expenses	2,241	708	4,112	1,143
Adjusted pre-tax operating income	$126	$76	$211	$191
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Spread income(a)	$117	$67	$199	$168
Fee income(b)	16	16	32	31
Underwriting margin(c)	20	19	37	41
Non-deferrable insurance commissions	(4)	(5)	(9)	(11)
General operating expenses	(21)	(18)	(44)	(37)
Other(d)	(2)	(3)	(4)	(1)
Adjusted pre-tax operating income	$126	$76	$211	$191
(a)    Represents spread income on GIC, PRT and structured settlement products.
(b)    Represents fee income on SVW products.
(c)    Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
(d)    Includes net investment income on SVW products of $0 million and ($1 million) for the three months ended June 30, 2023 and 2022, respectively, and $0 million and $2 million for the six months ended June 30, 2023 and 2022, respectively.
Financial Highlights
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 APTOI Comparison
APTOI increased $50 million primarily due to:
•higher spread income of $50 million driven by $34 million higher variable investment income primarily from private equity and $16 million higher base portfolio spread income.
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 APTOI Comparison
APTOI increased $20 million primarily due to:
•higher spread income of $31 million driven by $23 million higher base portfolio spread income and $8 million higher variable investment income primarily from private equity.

Corebridge | Second Quarter 2023 Form 10-Q 135

ITEM 2 | Business Segment Operations
AUMA
The following table presents Institutional Markets AUMA:

	June 30,	December 31,
(in millions)	2023	2022
SVW (AUA)	$45,947	$47,078
GIC, PRT and Structured settlements (AUM)	29,455	23,096
All other (AUM)	7,132	7,590
Total AUMA	$82,534	$77,764
June 30, 2023 to December 31, 2022 AUMA Comparison
AUMA increased $4.8 billion, primarily due to premiums and deposits of PRT and GIC products of $5.1 billion, interest credited, investment performance and other activity of $2.6 billion, partially offset by benefit payments on the PRT, GIC and structured settlement products of $1.2 billion and net outflows of $1.7 billion from SVW products.

Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Premiums	$1,921	505	$3,504	$752
Net investment income	371	203	669	427
Policyholder benefits	(2,070)	(597)	(3,772)	(934)
Interest credited to policyholder account balances	(105)	(44)	(202)	(77)
Total spread income(a)	$117	$67	$199	$168
SVW fees	$16	$16	$32	$31
Total fee income	$16	$16	$32	$31
Premiums	$(10)	$(9)	$(18)	$(18)
Policy fees (excluding SVW)	33	33	66	65
Net investment income	36	37	70	74
Other income	—	—	—	1
Policyholder benefits	(11)	(15)	(27)	(28)
Interest credited to policyholder account balances	(28)	(27)	(54)	(53)
Total underwriting margin(b)	$20	$19	$37	$41
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 Comparison
See “—Financial Highlights”
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 Comparison
See “—Financial Highlights”
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
PRT	$1,885	$450	$3,413	$665
GICs	917	—	1,423	—
Other*	108	100	237	212
Premiums and deposits	$2,910	$550	$5,073	$877
* Other principally consists of structured settlements, Corporate Markets and SVW product.
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 Comparison
Premiums and deposits increased compared to the prior year period by $2.4 billion, primarily due to higher premiums on new PRT business of $1.4 billion and higher deposits on new GICs of $917 million.

Corebridge | Second Quarter 2023 Form 10-Q 136

ITEM 2 | Business Segment Operations
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 Comparison
Premiums and deposits increased compared to the prior year period by $4.2 billion, primarily due to higher premiums on new PRT business of $2.7 billion and higher deposits on new GICs of $1.4 billion.
Corporate and Other
Corporate and Other primarily consists of interest expense on financial debt, parent expenses not attributable to other segments, institutional asset management business, which includes managing assets for non-consolidated affiliates, results of our consolidated investment entities, results of our legacy insurance lines ceded to Fortitude Re and intercompany eliminations.
Corporate and Other Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues:
Premiums(a)	$20	$21	$40	$42
Net investment income	19	136	87	322
Net realized gains on real estate investments	1	—	5	11
Other income	16	32	30	70
Total adjusted revenues	56	189	162	445
Benefits and expenses:
Policyholder benefits	(3)	—	(3)	—
Non-deferrable insurance commissions	1	1	1	1
General operating expenses:
Corporate and other(a)	67	53	139	109
Asset management(b)	18	43	37	91
Total general operating expenses	85	96	176	200
Interest expense:
Corporate	106	73	214	111
Asset Management and other	23	55	87	94
Total interest expense	129	128	301	205
Total benefits and expenses	212	225	475	406
Noncontrolling interest(c)	20	(80)	14	(155)
Adjusted pre-tax operating loss before consolidation and eliminations	(136)	(116)	(299)	(116)
Consolidations and eliminations	(1)	10	(1)	10
Adjusted pre-tax operating loss	$(137)	$(106)	$(300)	$(106)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Corporate expenses	$(47)	$(33)	$(95)	$(65)
Interest expense on financial debt	(106)	(73)	(214)	(111)
Asset Management	11	8	11	11
Consolidated investment entities	5	(13)	5	8
Other*	—	5	(7)	51
Adjusted pre-tax operating income (loss)	$(137)	$(106)	$(300)	$(106)
* Includes $56 million for the six months ended June 30, 2022 related to Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities.

Corebridge | Second Quarter 2023 Form 10-Q 137

ITEM 2 | Business Segment Operations
Financial Highlights
Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022 APTOI Comparison
Adjusted pre-tax operating loss increased $31 million primarily due to:
•higher interest expense on financial debt of $33 million primarily due to the issuance of hybrid junior subordinated notes and borrowing under our Three-Year DDTL Facility in third quarter of 2022 partially offset by the interest expense from the remaining balance of the $8.3 billion affiliated promissory note to AIG that was repaid in the third quarter of 2022.
Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022 APTOI Comparison
Adjusted pre-tax operating loss increased $194 million primarily due to:
•higher interest expense on financial debt of $103 million primarily due to the issuance of senior unsecured notes, hybrid junior subordinated notes and borrowing under our Three-Year DDTL Facility in 2022 totaling $9.0 billion partially offset by the interest expense from the $8.3 billion affiliated promissory note to AIG in 2022; and
•unfavorable change from other sources of earnings of $58 million primarily due to a $56 million gain related to a change in value of our minority investment in Fortitude Re in 2022.

Corebridge | Second Quarter 2023 Form 10-Q 138

ITEM 2 | Investments

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector, issuer and geographic perspectives. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At June 30, 2023, for $192.3 billion of invested assets supporting our insurance operating companies, approximately 47% are in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 30% of our fixed income securities, and 99% are investment grade. At December 31, 2022, for $186.5 billion of invested assets supporting our insurance operating companies, approximately 48% are in corporate debt securities. MBS, ABS and CLOs represent 29% of our fixed income securities and 99% are investment grade.
See “Business—Investment Management” for further information, including current and future management of our investment portfolio” in the June 2023 Registration Statement.
Key Investment Strategies
Investment strategies are assessed at the segment level and involve considerations that include local and general market and economic conditions, duration and cash flow management, risk appetite and volatility constraints, rating agency and regulatory capital considerations, tax, regulatory and legal investment limitations, and, as applicable, environmental, social and governance considerations.
In 2021, we entered into a long-term asset management relationship with Blackstone IM. Blackstone IM initially managed $50 billion of our existing investment portfolio, with that amount to increase to an aggregate of $92.5 billion by the third quarter of 2027.
The investments underlying the original $50 billion mandate with Blackstone IM began to run-off in 2022 and will be reinvested over time. As these assets run-off, we expect Blackstone to reinvest primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. Blackstone’s preferred credit and lending strategy is to seek to control all significant components of the underwriting and pricing processes with the goal of facilitating bespoke opportunities with historically strong credit protection and attractive risk-adjusted returns. Blackstone seeks to capture enhanced economics to those available in the traditional fixed income markets by going directly to the borrowers.
We believe that Blackstone’s ability to originate attractive and privately sourced, fixed-income oriented assets, will be accretive to our businesses and provide us with an enhanced competitive advantage as we have been able to expand our investment capabilities, access new asset classes and improve our investment yields. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital position.
As of June 30, 2023, Blackstone managed $53.4 billion in book value of assets in our investment portfolio.
Under the investment management agreements with BlackRock, we have completed the transfer of the management of liquid fixed income and certain private placement assets to BlackRock. As of June 30, 2023, BlackRock manages approximately $83.7 billion in book value of our investment portfolio. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions.
Some of our key investment strategies are as follows:
•our fundamental strategy across the portfolios is to seek investments with similar characteristics to the associated insurance liabilities to the extent practicable;
•we seek to purchase investments that offer enhanced yield through illiquidity premiums, such as private placements and commercial mortgage loans, which also add portfolio diversification. These assets typically afford credit protections through covenants, ability to customize structures that meet our insurance liability needs and deeper due diligence given information access;
•we seek investments that provide diversification from assets available in local markets. To the extent we purchase these investments, we generally hedge any currency risk using derivatives, which could provide opportunities to earn higher risk-adjusted returns compared to investments in the functional currency;

Corebridge | Second Quarter 2023 Form 10-Q 139

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
•within the United States, investments are generally split between reserve-backing and surplus portfolios:
–insurance liabilities are backed mainly by investment-grade fixed maturity securities that meet our duration, risk-return, tax liquidity, credit quality and diversification objectives. We assess asset classes based on their fundamental underlying risk factors, including credit (public and private), commercial real estate and residential real estate, regardless of whether such investments are bonds, loans or structured products; and
–surplus investments seek to enhance portfolio returns and are generally comprised of a mix of fixed maturity investment grade and below-investment-grade securities and various alternative asset classes, including private equity, real estate equity and hedge funds. Over the past few years, hedge fund investments have been reduced;
•outside of the United States, fixed maturity securities held by our insurance companies consist primarily of investment-grade securities generally denominated in the currencies of the countries in which we operate; and
•we also utilize derivatives to manage our asset and liability duration as well as currency exposures.
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
Fixed maturity securities of our domestic operations have an average duration of 7.1 years as of June 30, 2023.
In addition, we seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to earnings fluctuations, they have historically achieved accumulative returns over time in excess of the fixed maturity portfolio returns.

Corebridge | Second Quarter 2023 Form 10-Q 140

ITEM 2 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
June 30, 2023
Bonds available for sale:
U.S. government and government-sponsored entities	$941	$286	$1,227
Obligations of states, municipalities and political subdivisions	5,196	686	5,882
Non-U.S. governments	3,746	308	4,054
Corporate debt	89,579	12,014	101,593
Mortgage-backed, asset-backed and collateralized:
RMBS	11,839	806	12,645
CMBS	9,263	505	9,768
CLO	9,573	189	9,762
ABS	11,360	617	11,977
Total mortgage-backed, asset-backed and collateralized	42,035	2,117	44,152
Total bonds available for sale	141,497	15,411	156,908
Other bond securities	357	3,883	4,240
Total fixed maturities	141,854	19,294	161,148
Equity securities	194	—	194
Mortgage and other loans receivable:
Residential mortgages	7,444	—	7,444
Commercial mortgages	29,860	3,364	33,224
Life insurance policy loans	1,414	340	1,754
Commercial loans, other loans and notes receivable	3,886	189	4,075
Total mortgage and other loans receivable(a)	42,604	3,893	46,497
Other invested assets(b)	8,464	2,066	10,530
Short-term investments	3,821	245	4,066
Total(c)	$196,937	$25,498	$222,435
December 31, 2022
Bonds available for sale:
U.S. government and government-sponsored entities	$925	$273	$1,198
Obligations of states, municipalities and political subdivisions	5,195	731	5,926
Non-U.S. governments	3,977	415	4,392
Corporate debt	91,939	12,753	104,692
Mortgage-backed, asset-backed and collateralized:
RMBS	11,122	822	11,944
CMBS	9,528	540	10,068
CLO	7,994	192	8,186
ABS	9,774	613	10,387
Total mortgage-backed, asset-backed and collateralized	38,418	2,167	40,585
Total bonds available for sale	140,454	16,339	156,793
Other bond securities	284	3,485	3,769
Total fixed maturities	140,738	19,824	160,562
Equity securities	170	—	170
Mortgage and other loans receivable:
Residential mortgages	5,851	—	5,851
Commercial mortgages	29,190	3,272	32,462
Life insurance policy loans	1,395	355	1,750
Commercial loans, other loans and notes receivable	4,285	218	4,503
Total mortgage and other loans receivable(a)	40,721	3,845	44,566
Other invested assets(b)	8,392	2,026	10,418
Short-term investments	4,331	69	4,400
Total(c)	$194,352	$25,764	$220,116
(a) Net of total allowance for credit losses for $689 million and $600 million at June 30, 2023 and December 31, 2022, respectively.
(b) Other invested assets, excluding Fortitude Re funds withheld assets, include $5.7 billion and $5.3 billion of private equity funds as of June 30, 2023 and December 31, 2022, respectively, which are generally reported on a one-quarter lag.

Corebridge | Second Quarter 2023 Form 10-Q 141

ITEM 2 | Investments
(c) Includes the consolidation of approximately $6.4 billion and $9.7 billion of consolidated investment entities at June 30, 2023 and December 31, 2022, respectively.
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	June 30, 2023	December 31, 2022
Bonds available for sale:
U.S. government and government-sponsored entities	$940	$928
Obligations of states, municipalities and political subdivisions	5,195	5,194
Non-U.S. governments	3,740	3,978
Corporate Debt
Public Credit	69,225	68,135
Private Credit	20,629	20,741
Total Corporate Debt	89,854	88,876
Mortgage-backed, asset-backed and collateralized:
RMBS	12,261	11,546
CMBS	9,263	9,527
CLO	9,575	8,292
ABS	11,355	9,775
Total mortgage-backed, asset-backed and collateralized	42,454	39,140
Total bonds available for sale	142,183	138,116
Other bond securities	367	357
Total fixed maturities	142,550	138,473
Equity securities	160	119
Mortgage and other loans receivable:
Residential mortgages	5,832	4,181
Commercial mortgages	30,368	29,632
Commercial loans, other loans and notes receivable	4,032	4,465
Total mortgage and other loans receivable(a)(b)	40,232	38,278
Other invested assets(d)	5,938	5,845
Short-term investments	3,430	3,781
Total(c)	$192,310	$186,496
(a) Does not reflect allowance for credit loss on mortgage loans of $574 million and $509 million at June 30, 2023 and December 31, 2022, respectively.
(b) Does not reflect policy loans of $1.4 billion and $1.4 billion at June 30, 2023 and December 31, 2022, respectively.
(c) Excludes approximately $6.4 billion and $9.7 billion of consolidated investment entities as well as $2.6 billion and $2.7 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at June 30, 2023 and December 31, 2022, respectively.
(d) Alternatives include private equity funds, which are generally reported on a one-quarter lag.
Credit Ratings
At June 30, 2023, nearly all our fixed maturity securities were held by our U.S. entities. 92% of these securities were rated investment grade by one or more of the principal rating agencies.
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
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of June 30, 2023 and December 31, 2022, 94% and 91%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 94% and 94% investment grade as of June 30, 2023 and December 31, 2022, respectively. The remaining below-investment-grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.

Corebridge | Second Quarter 2023 Form 10-Q 142

ITEM 2 | Investments
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
June 30, 2023
Other fixed maturity securities	$47,181	$44,566	$91,747	$4,165	$3,099	$427	$36	$7,727	$99,474
Mortgage-backed, asset-backed and collateralized	36,464	5,487	41,951	227	54	22	114	417	42,368
Total(b)	$83,645	$50,053	$133,698	$4,392	$3,153	$449	$150	$8,144	$141,842
Fortitude Re funds withheld assets									$19,294
Total fixed maturities									$161,136
December 31, 2022
Other fixed maturity securities	$44,981	$45,166	$90,147	$5,058	$5,915	$655	$268	$11,896	$102,043
Mortgage-backed, asset-backed and collateralized	33,031	5,330	38,361	227	73	3	10	313	38,674
Total(b)	$78,012	$50,496	$128,508	$5,285	$5,988	$658	$278	$12,209	$140,717
Fortitude Re funds withheld assets									$19,824
Total fixed maturities									$160,541
(a)Includes $65 million and $5 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of June 30, 2023 and $2.8 billion and $142 million of NAIC 4 and 5 securities, respectively, as of December 31, 2022. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $12 million and $21 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2023 and December 31, 2022, respectively.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	June 30, 2023	December 31, 2022
NAIC 1	$84,064	$78,518
NAIC 2	50,402	50,946
NAIC 3	4,389	4,860
NAIC 4	3,090	3,224
NAIC 5 and 6	593	904
Total(a)(b)	$142,538	$138,452
(a) Excludes approximately $145 million and $3.4 billion of consolidated investment entities and $841 million and $1.2 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at June 30, 2023 and December 31, 2022, respectively.
(b) Excludes $12 million and $21 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2023 and December 31, 2022, respectively.

Corebridge | Second Quarter 2023 Form 10-Q 143

ITEM 2 | Investments
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
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
June 30, 2023
Other fixed maturity securities	$47,952	$43,789	$91,741	$4,172	$3,158	$403	$7,733	$99,474
Mortgage-backed, asset-backed and collateralized	32,793	6,146	38,939	360	221	2,848	3,429	42,368
Total(c)	$80,745	$49,935	$130,680	$4,532	$3,379	$3,251	$11,162	$141,842
Fortitude Re funds withheld assets								$19,294
Total fixed maturities								$161,136
December 31, 2022
Other fixed maturity securities	$46,059	$44,068	$90,127	$5,081	$5,910	$925	$11,916	$102,043
Mortgage-backed, asset-backed and collateralized	29,367	5,768	35,135	336	273	2,930	3,539	38,674
Total(c)	$75,426	$49,836	$125,262	$5,417	$6,183	$3,855	$15,455	$140,717
Fortitude Re funds withheld assets								$19,824
Total fixed maturities								$160,541
(a) Includes $2.9 billion and $3.0 billion at June 30, 2023 and December 31, 2022, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b) Includes $88 million of consolidated CLOs as of June 30, 2023 and $3.4 billion as of December 31, 2022. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c) Excludes $12 million and $21 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2023 and December 31, 2022, respectively.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries:

Composite Corebridge Credit Rating For Our Insurance Operating Subsidiaries (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
June 30, 2023
Other fixed maturity securities	$47,955	$44,133	$92,088	$4,165	$3,092	$398	$7,655	$99,743
Mortgage-backed, asset-backed and collateralized	33,208	6,150	39,358	365	221	2,851	3,437	42,795
Total fixed maturities*	$81,163	$50,283	$131,446	$4,530	$3,313	$3,249	$11,092	$142,538
December 31, 2022
Other fixed maturity securities	$46,060	$44,410	$90,470	$4,577	$3,236	$700	$8,513	$98,983
Mortgage-backed, asset-backed and collateralized	29,869	5,886	35,755	401	276	3,037	3,714	39,469
Total fixed maturities*	$75,929	$50,296	$126,225	$4,978	$3,512	$3,737	$12,227	$138,452
* Excludes $12 million and $21 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2023 and December 31, 2022, respectively.
For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk ” in the June 2023 Registration Statement.

Corebridge | Second Quarter 2023 Form 10-Q 144

ITEM 2 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Rating:
Other fixed maturity securities*
AAA	$2,562	$2,493	$—	$—	$2,562	$2,493
AA	20,173	17,600	16	16	20,189	17,616
A	25,201	25,950	—	—	25,201	25,950
BBB	43,786	44,065	3	3	43,789	44,068
Below investment grade	7,740	11,855	5	7	7,745	11,862
Non-rated	—	73	—	2	—	75
Total	$99,462	$102,036	$24	$28	$99,486	$102,064
Mortgage-backed, asset-
backed and collateralized
AAA	$12,193	$11,418	$21	$22	$12,214	$11,440
AA	13,766	11,737	85	90	13,851	11,827
A	6,622	6,009	106	91	6,728	6,100
BBB	6,094	5,736	52	32	6,146	5,768
Below investment grade	3,346	3,391	69	21	3,415	3,412
Non-rated	14	127	—	—	14	127
Total	$42,035	$38,418	$333	$256	$42,368	$38,674
Total
AAA	$14,755	$13,911	$21	$22	$14,776	$13,933
AA	33,939	29,337	101	106	34,040	29,443
A	31,823	31,959	106	91	31,929	32,050
BBB	49,880	49,801	55	35	49,935	49,836
Below investment grade	11,086	15,246	74	28	11,160	15,274
Non-rated	14	200	—	2	14	202
Total	$141,497	$140,454	$357	$284	$141,854	$140,738

Corebridge | Second Quarter 2023 Form 10-Q 145

ITEM 2 | Investments

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Rating:
Other fixed maturity securities*
AAA	$420	$439	$25	$22	$445	$461
AA	3,572	3,272	660	706	4,232	3,978
A	3,501	4,022	130	168	3,631	4,190
BBB	5,246	5,734	1,137	935	6,383	6,669
Below investment grade	555	705	427	420	982	1,125
Non-rated	—	—	4	2	4	2
Total	$13,294	$14,172	$2,383	$2,253	$15,677	$16,425
Mortgage-backed, asset- backed and collateralized
AAA	$207	$222	$217	$88	$424	$310
AA	738	727	522	478	1,260	1,205
A	250	289	192	146	442	435
BBB	359	348	513	459	872	807
Below investment grade	562	581	56	60	618	641
Non-rated	1	—	—	1	1	1
Total	$2,117	$2,167	$1,500	$1,232	$3,617	$3,399
Total
AAA	$627	$661	$242	$110	$869	$771
AA	4,310	3,999	1,182	1,184	5,492	5,183
A	3,751	4,311	322	314	4,073	4,625
BBB	5,605	6,082	1,650	1,394	7,255	7,476
Below investment grade	1,117	1,286	483	480	1,600	1,766
Non-rated	1	—	4	3	5	3
Total	$15,411	$16,339	$3,883	$3,485	$19,294	$19,824

Corebridge | Second Quarter 2023 Form 10-Q 146

ITEM 2 | Investments

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Rating:
Other fixed maturity securities*
AAA	$2,982	$2,932	$25	$22	$3,007	$2,954
AA	23,745	20,872	676	722	24,421	21,594
A	28,702	29,972	130	168	28,832	30,140
BBB	49,032	49,799	1,140	938	50,172	50,737
Below investment grade	8,295	12,560	432	427	8,727	12,987
Non-rated	—	73	4	4	4	77
Total	$112,756	$116,208	$2,407	$2,281	$115,163	$118,489
Mortgage-backed, asset-backed and collateralized
AAA	$12,400	$11,640	$238	$110	$12,638	$11,750
AA	14,504	12,464	607	568	15,111	13,032
A	6,872	6,298	298	237	7,170	6,535
BBB	6,453	6,084	565	491	7,018	6,575
Below investment grade	3,908	3,972	125	81	4,033	4,053
Non-rated	15	127	—	1	15	128
Total	$44,152	$40,585	$1,833	$1,488	$45,985	$42,073
Total
AAA	$15,382	$14,572	$263	$132	$15,645	$14,704
AA	38,249	33,336	1,283	1,290	39,532	34,626
A	35,574	36,270	428	405	36,002	36,675
BBB	55,485	55,883	1,705	1,429	57,190	57,312
Below investment grade	12,203	16,532	557	508	12,760	17,040
Non-rated	15	200	4	5	19	205
Total	$156,908	$156,793	$4,240	$3,769	$161,148	$160,562
* Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	June 30, 2023			December 31, 2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Chile	$348	$14	$362	$343	$19	$362
Indonesia	330	24	354	381	34	415
Mexico	251	13	264	239	27	266
United Arab Emirates	216	8	224	298	12	310
Qatar	195	76	271	218	87	305
France	194	17	211	149	17	166
Saudi Arabia	183	20	203	200	22	222
Norway	176	—	176	162	—	162
Panama	153	28	181	150	29	179
Peru	140	8	148	133	24	157
Other	1,560	119	1,679	1,704	166	1,870
Total*	$3,746	$327	$4,073	$3,977	$437	$4,414
* Includes bonds available for sale and other bond securities.

Corebridge | Second Quarter 2023 Form 10-Q 147

ITEM 2 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	June 30, 2023			December 31, 2022
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$24,056	$2,423	$26,479	$23,751	$2,699	$26,450
Utilities	13,414	2,552	15,966	13,579	2,708	16,287
Communications	5,642	718	6,360	5,718	767	6,485
Consumer noncyclical	12,057	1,425	13,482	12,466	1,525	13,991
Capital goods	4,076	413	4,489	4,491	462	4,953
Energy	7,926	1,098	9,024	7,361	1,126	8,487
Consumer cyclical	4,901	516	5,417	6,820	581	7,401
Basic materials	3,004	386	3,390	3,285	467	3,752
Other	14,503	2,483	16,986	14,468	2,418	16,886
Total*	$89,579	$12,014	$101,593	$91,939	$12,753	$104,692
* 92% and 89% of investments were rated investment grade at June 30, 2023 and December 31, 2022, respectively.
Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 9% and 8% at June 30, 2023 and December 31, 2022, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Corebridge | Second Quarter 2023 Form 10-Q 148

ITEM 2 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	June 30, 2023		December 31, 2022
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$4,351	37%	$4,478	40%
AAA	4,209		4,345
AA	134		133
A	6		—
BBB	2		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	2,742	23%	2,641	24%
AAA	170		24
AA	692		689
A	36		35
BBB	40		41
Below investment grade	1,804		1,852
Non-rated	—		—
Subprime RMBS	1,175	10%	1,217	11%
AAA	—		—
AA	61		68
A	58		65
BBB	41		51
Below investment grade	1,016		1,033
Non-rated	(1)		—
Prime non-agency	1,804	15%	1,471	13%
AAA	694		331
AA	830		803
A	123		136
BBB	31		57
Below investment grade	126		144
Non-rated	—		—
Other housing related	1,767	15%	1,315	12%
AAA	1,103		795
AA	353		230
A	235		206
BBB	64		77
Below investment grade	12		6
Non-rated	—		1
Total RMBS excluding Fortitude Re funds withheld assets	11,839	100%	11,122	100%
Total RMBS Fortitude Re funds withheld assets	806		822
Total RMBS(a)(b)	$12,645		$11,944
(a)     Includes $2.9 billion and $3.0 billion at June 30, 2023 and December 31, 2022, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)     The weighted average expected life was 6 years at June 30, 2023 and 6 years at December 31, 2022.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | Second Quarter 2023 Form 10-Q 149

ITEM 2 | Investments
Investments in CMBS
The following table presents our CMBS available for sale securities:

	June 30, 2023		December 31, 2022
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$8,006	87%	$8,085	85%
AAA	3,675		3,875
AA	2,663		2,642
A	746		732
BBB	680		564
Below investment grade	242		272
Non-rated	—		—
Agency	848	9%	1,017	11%
AAA	426		484
AA	422		525
A	—		—
BBB	—		8
Below investment grade	—		—
Non-rated	—		—
Other	409	4%	426	4%
AAA	89		105
AA	132		131
A	97		97
BBB	91		93
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	9,263	100%	9,528	100%
Total Fortitude Re funds withheld assets	505		540
Total	$9,768		$10,068
The fair value of CMBS holdings decreased slightly during the six months ended June 30, 2023. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Corebridge | Second Quarter 2023 Form 10-Q 150

ITEM 2 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available for sale securities by collateral type:

	June 30, 2023		December 31, 2022
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$9,429	45%	$7,893	44%
AAA	1,394		1,056
AA	4,722		4,049
A	2,709		2,384
BBB	556		400
Below investment grade	48		4
Non-rated	—		—
CDO - other	145	1%	100	1%
AAA	—		—
AA	125		100
A	—		—
BBB	1		—
Below investment grade	4		—
Non-rated	15		—
ABS	11,359	54%	9,775	55%
AAA	433		403
AA	3,632		2,367
A	2,612		2,354
BBB	4,588		4,445
Below investment grade	94		80
Non-rated	—		126
Total excluding Fortitude Re funds withheld assets	20,933	100%	17,768	100%
Total Fortitude Re funds withheld assets	806		805
Total	$21,739		$18,573
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2023	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss(d)	Items(d)
Investment-grade bonds
0-6 months	$16,689	$703	1,733	$2,988	$860	247	$69	$46	4	$19,746	$1,609	1,984
7-11 months	47,274	4,613	5,564	24,832	7,163	2,379	369	196	21	72,475	11,972	7,964
12 months or more	28,612	2,861	2,785	11,331	3,173	703	20	11	2	39,963	6,045	3,490
Total	92,575	8,177	10,082	39,151	11,196	3,329	458	253	27	132,184	19,626	13,438
Below-investment-grade bonds
0-6 months	1,543	40	262	70	19	10	25	20	8	1,638	79	280
7-11 months	3,200	248	1,011	470	144	155	11	7	6	3,681	399	1,172
12 months or more	2,981	183	400	268	78	22	27	21	8	3,276	282	430
Total	7,724	471	1,673	808	241	187	63	48	22	8,595	760	1,882
Total bonds
0-6 months	18,232	743	1,995	3,058	879	257	94	66	12	21,384	1,688	2,264
7-11 months	50,474	4,861	6,575	25,302	7,307	2,534	380	203	27	76,156	12,371	9,136
12 months or more	31,593	3,044	3,185	11,599	3,251	725	47	32	10	43,239	6,327	3,920
Total excluding Fortitude Re funds withheld assets	$100,299	$8,648	11,755	$39,959	$11,437	3,516	$521	$301	49	$140,779	$20,386	15,320
Total Fortitude Re funds withheld assets										$17,092	$(43,994)	922
Total										$157,871	$(23,608)	16,242

Corebridge | Second Quarter 2023 Form 10-Q 151

ITEM 2 | Investments

December 31, 2022	Less Than or Equal to 20% of cost(b)			Greater than 20% to 50% of cost(b)			Greater than 50% of cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized loss	Items(d)	Cost(c)	Unrealized loss	Items(d)	Cost(c)	Unrealized loss	Items(d)	Cost(c)	Unrealized loss(d)	Items(d)
Investment-grade bonds
0-6 months	$58,919	$5,036	6,736	$30,974	$9,161	2,999	$447	$238	25	$90,340	$14,435	9,760
7-11 months	22,018	2,112	2,197	3,126	836	159	21	13	1	25,165	2,961	2,357
12 months or more	7,759	942	716	9,398	2,667	690	20	11	3	17,177	3,620	1,409
Total	88,696	8,090	9,649	43,498	12,664	3,848	488	262	29	132,682	21,016	13,526
Below-investment-grade bonds
0-6 months	5,310	354	1,492	823	235	222	39	28	17	6,172	617	1,731
7-11 months	3,544	182	1,201	95	24	51	7	5	7	3,646	211	1,259
12 months or more	3,395	225	1,017	321	87	73	9	8	9	3,725	320	1,099
Total	12,249	761	3,710	1,239	346	346	55	41	33	13,543	1,148	4,089
Total bonds
0-6 months	64,229	5,390	8,228	31,797	9,396	3,221	486	266	42	96,512	15,052	11,491
7-11 months	25,562	2,294	3,398	3,221	860	210	28	18	8	28,811	3,172	3,616
12 months or more	11,154	1,167	1,733	9,719	2,754	763	29	19	12	20,902	3,940	2,508
Total excluding Fortitude Re funds withheld assets	$100,945	$8,851	13,359	$44,737	$13,010	4,194	$543	$303	62	$146,225	$22,164	17,615
Total Fortitude Re funds withheld assets										$18,296	$3,593	1,057
Total										$164,521	$25,757	18,672
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at June 30, 2023 and December 31, 2022.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $21 million and $7 million for investment grade bonds, and $69 million and $141 million for below-investment-grade bonds as of June 30, 2023 and December 31, 2022, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the three and six months ended June 30, 2023, was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended June 30, 2023, net unrealized losses related to fixed maturity securities were $1.8 billion due primarily to a significant increase in interest rates and widening of credit spreads. For the six months ended June 30, 2023, net unrealized gains were $2.2 billion due primarily to credit spreads narrowing.
The change in net unrealized gains and losses on investments for the three and six months ended June 30, 2022 was primarily attributable to decreases in the fair value of fixed maturity securities. For the three months ended June 30, 2022, net unrealized losses related to fixed maturity securities increased by $15.4 billion due primarily to an increase in rates and widening of credit spreads. For the six months ended June 30, 2022, net unrealized losses related to fixed maturity securities increased by $32.3 billion due primarily to an increase in interest rates.
For further discussion of our investment portfolio, see Notes 4 and 5 to the condensed consolidated financial statements.

Corebridge | Second Quarter 2023 Form 10-Q 152

ITEM 2 | Investments
Commercial Mortgage Loans
At June 30, 2023 and December 31, 2022, we had direct commercial mortgage loan exposure of $33.8 billion and $33.0 billion, respectively. At June 30, 2023 and December 31, 2022, we had an allowance for credit losses of $621 million and $531 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
June 30, 2023
State:
New York	71	$1,351	$3,714	$280	$396	$71	$—	$5,812	19%
California	56	689	824	105	1,094	583	13	3,308	11%
New Jersey	61	1,908	73	275	548	7	21	2,832	9%
Texas	37	749	614	132	153	18	—	1,666	5%
Massachusetts	19	547	437	474	15	—	—	1,473	5%
Florida	56	526	118	211	150	456	—	1,461	5%
Illinois	20	499	351	3	40	—	21	914	3%
Pennsylvania	18	123	94	209	188	24	—	638	2%
Ohio	19	79	6	81	407	—	—	573	2%
Colorado	12	272	62	—	—	144	—	478	2%
Other States	104	2,068	264	512	689	145	36	3,714	12%
Foreign	79	3,932	1,052	656	1,342	292	225	7,499	25%
Total(b)	552	$12,743	$7,609	$2,938	$5,022	$1,740	$316	$30,368	100%
Fortitude Re funds withheld assets								$3,477
Total Commercial Mortgages								$33,845
December 31, 2022
State:
New York	72	$1,355	$3,820	$282	$357	$71	$—	$5,885	20%
California	51	507	653	112	1,129	611	13	3,025	10%
New Jersey	59	1,829	143	322	436	7	22	2,759	9%
Texas	41	692	687	137	155	143	—	1,814	6%
Massachusetts	16	465	328	470	15	—	—	1,278	4%
Florida	51	344	119	212	151	355	—	1,181	4%
Illinois	20	487	353	3	41	—	20	904	3%
Pennsylvania	16	77	94	189	190	24	—	574	2%
Ohio	19	80	7	83	408	—	—	578	2%
Colorado	12	261	63	—	—	145	—	469	1%
Other States	108	1,827	270	550	652	121	19	3,439	12%
Foreign	90	4,212	1,423	327	1,264	284	216	7,726	27%
Total(a)(b)	555	$12,136	$7,960	$2,687	$4,798	$1,761	$290	$29,632	100%
Fortitude Re funds withheld assets								$3,361
Total Commercial Mortgages								$32,993
(a)     Reflects updated loan count as of December 31, 2022.
(b)     Does not reflect allowance for credit losses.

Corebridge | Second Quarter 2023 Form 10-Q 153

ITEM 2 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
June 30, 2023
Loan-to-value ratios(b)
Less than 65%	$18,594	$3,445	$517	$22,556
65% to 75%	4,860	331	433	5,624
76% to 80%	594	—	45	639
Greater than 80%	925	172	452	1,549
Total commercial mortgages excluding Fortitude Re(c)	$24,973	$3,948	$1,447	$30,368
Total commercial mortgages including Fortitude Re				$3,477
Total commercial mortgages				$33,845
December 31, 2022
Loan-to-value ratios(b)
Less than 65%	$18,524	$2,817	$628	$21,969
65% to 75%	4,497	429	435	5,361
76% to 80%	314	—	46	360
Greater than 80%	1,338	154	450	1,942
Total commercial mortgages excluding Fortitude Re(c)	$24,673	$3,400	$1,559	$29,632
Total commercial mortgages including Fortitude Re				$3,361
Total commercial mortgages				$32,993
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X and 1.9X at June 30, 2023 and December 31, 2022, respectively. The debt service coverage ratios have been updated within the last three months.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58% and 59% at June 30, 2023 and December 31, 2022, respectively. The loan-to-value ratios have been updated within the last three to nine months.
(c)Does not reflect allowance for credit losses.
Residential Mortgage Loans
At June 30, 2023 and December 31, 2022, we had direct residential mortgage loan exposure of $7.5 billion and $5.9 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

June 30, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO:(a)
780 and greater	$285	$492	$2,314	$637	$240	$513	$4,481
720 - 779	664	564	538	169	79	199	2,213
660 - 719	170	249	88	38	25	98	668
600 - 659	2	21	7	7	6	38	81
Less than 600	—	—	1	1	2	9	13
Total residential mortgages(b)(c)	$1,121	$1,326	$2,948	$852	$352	$857	$7,456

Corebridge | Second Quarter 2023 Form 10-Q 154

ITEM 2 | Investments

December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO:(a)
780 and greater	$294	$2,141	$652	$229	$76	$437	$3,829
720 - 779	536	711	167	75	32	134	1,655
660 - 719	163	79	28	16	9	47	342
600 - 659	2	4	2	1	2	13	24
Less than 600	—	—	—	1	—	5	6
Total residential mortgages(b)(c)	$995	$2,935	$849	$322	$119	$636	$5,856
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last three months.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on commercial mortgage loans, see Note 6 to the condensed consolidated financial statements.
For additional discussion on credit losses, see Note 5 to the condensed consolidated financial statements.
Net Realized Gains and Losses

Three Months Ended June 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(195)	$(46)	$(241)	$(183)	$(103)	$(286)
Change in allowance for credit losses on fixed maturity securities	(26)	(2)	(28)	(21)	—	(21)
Change in allowance for credit losses on loans	(48)	(8)	(56)	13	6	19
Foreign exchange transactions, net of related hedges	(115)	2	(113)	398	32	430
Index-linked interest credited embedded derivatives, net of related hedges	(141)	—	(141)	(20)	—	(20)
All other derivatives and hedge accounting*	258	(77)	181	(3)	4	1
Sale of alternative investments and real estate	3	(1)	2	2	2	4
Other	(48)	2	(46)	—	(1)	(1)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(312)	(130)	(442)	186	(60)	126
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	122	122	—	2,394	2,394
Net realized gains (losses)	$(312)	$(8)	$(320)	$186	$2,334	$2,520

Six Months Ended June 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(271)	$(63)	$(334)	$(262)	$(123)	$(385)
Change in allowance for credit losses on fixed maturity securities	(43)	(2)	(45)	(47)	(40)	(87)
Change in allowance for credit losses on loans	(82)	(27)	(109)	(13)	—	(13)
Foreign exchange transactions, net of related hedges	(104)	9	(95)	509	38	547
Index-linked interest credited embedded derivatives, net of related hedges	(319)	—	(319)	185	—	185
All other derivatives and hedge accounting*	94	(29)	65	(15)	(62)	(77)
Sale of alternative investments and real estate	8	—	8	10	3	13
Other	(48)	2	(46)	(8)	1	(7)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(765)	(110)	(875)	359	(183)	176
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(903)	(903)	—	5,231	5,231
Net realized gains (losses)	$(765)	$(1,013)	$(1,778)	$359	$5,048	$5,407

* Derivative activity related to hedging MRBs is recorded in Change in the fair value of market risk benefits, net. For additional disclosures about MRBs, see Note 12.

Corebridge | Second Quarter 2023 Form 10-Q 155

ITEM 2 | Investments
Higher net realized losses excluding Fortitude Re funds withheld assets in the three and six months ended June 30, 2023 compared to same periods in the prior year were due primarily to higher derivatives losses versus derivatives gains in the prior year period.
Index-linked interest credited embedded derivatives, net of related hedges, reflected losses in the three and six months ended June 30, 2023 compared to gains in the same period in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
Net realized losses on Fortitude Re funds withheld assets primarily reflect changes in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to Corebridge as the appreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re.
For further discussion of our investment portfolio, see Note 5 to the condensed consolidated financial statements.
Other Invested Assets
We seek to enhance returns through investment in a diversified portfolio of alternative asset classes, including private equity, real estate equity and hedge funds.
The following table presents the carrying value of our other invested assets by type:

	June 30, 2023			December 31, 2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)(b)	$6,118	$1,940	$8,058	$6,121	$1,893	$8,014
Investment real estate(c)	1,752	126	1,878	1,698	133	1,831
All other investments(d)	594	—	594	573	—	573
Total	$8,464	$2,066	$10,530	$8,392	$2,026	$10,418
(a)At June 30, 2023, included hedge funds of $604 million and private equity funds of $7.5 billion. At December 31, 2022, included hedge funds of $884 million and private equity funds of $7.1 billion.
(b)At June 30, 2023, 61% of our hedge fund portfolio is available for redemption in 2023. The remaining 39% will be available for redemption between 2024 and 2028. At December 31, 2022, approximately 77% of our hedge fund portfolio is available for redemption in 2023. The remaining 23% will be available for redemption between 2024 and 2028.
(c)Net of accumulated depreciation of $626 million and $616 million at June 30, 2023 and December 31, 2022, respectively. The accumulated depreciation related to the investment real estate held by affordable housing partnerships is $106 million and $124 million at June 30, 2023 and December 31, 2022, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Holdings, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Holdings totaled $156 million and $156 million at June 30, 2023 and December 31, 2022, respectively.

Corebridge | Second Quarter 2023 Form 10-Q 156

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
We designated certain derivatives entered into with related parties as fair value hedges of available-for-sale investment securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards and cross-currency swaps designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. We also designated certain interest rate swaps entered into with both third parties and related parties as fair value hedges of fixed rate GICs and commercial mortgage loans attributable to changes in benchmark interest rates.
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

Corebridge | Second Quarter 2023 Form 10-Q 157

ITEM 2 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$617	$210	$1,433	$38	$155	$202	$1,798	$77
Foreign exchange contracts	4,731	488	1,379	31	3,166	523	3,095	162
Derivatives not designated as hedging instruments(a)
Interest rate contracts	25,297	520	18,341	1,464	23,916	481	16,263	1,859
Foreign exchange contracts	5,789	592	6,730	306	4,357	643	6,126	428
Equity contracts	29,178	1,274	15,485	349	26,041	417	9,962	27
Credit contracts	—	—	—	—	—	—	—	—
Other contracts(b)	46,017	15	—	—	47,128	15	48	—
Total derivatives, excluding Fortitude Re funds withheld	$111,629	$3,099	$43,368	$2,188	$104,763	$2,281	$37,292	$2,553
Total derivatives, Fortitude Re funds withheld	$4,431	$985	$6,750	$797	$4,382	$971	$6,096	$782
Total derivatives, gross	$116,060	$4,084	$50,118	$2,985	$109,145	$3,252	$43,388	$3,335
Counterparty netting(c)		(2,790)		(2,790)		(2,547)		(2,547)
Cash collateral(d)		(838)		(43)		(406)		(691)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$456		$152		$299		$97
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Consists primarily of SVWs and contracts with multiple underlying exposures.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both June 30, 2023 and December 31, 2022. Fair value of liabilities related to bifurcated embedded derivatives was $8.3 billion and $6.7 billion, respectively, at June 30, 2023 and December 31, 2022. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7 to the condensed consolidated financial statements.
For additional information, see Note 9 to the condensed consolidated financial statements.

Corebridge | Second Quarter 2023 Form 10-Q 158

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
Significant Reinsurance Agreements
In the first quarter of 2018, AIG entered into a series of reinsurance transactions with Fortitude Re related to certain run-off operations (i.e., non-core insurance lines for which policies are still in force until they lapse or otherwise terminate but new policies are no longer issued). As of June 30, 2023 and December 31, 2022, approximately $26.7 billion and $26.8 billion, respectively, of liabilities from our run-off lines (i.e., certain annuities written prior to April 2013, along with exposures to whole life, LTC and exited accident and health product lines) related to business written by multiple wholly owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions. We currently own a less than 3% indirect interest in Fortitude Re.
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
For a summary of significant reinsurers, see “Accounting Policies and Pronouncements—Critical Accounting Estimates—Reinsurance Recoverable” in the June 2023 Registration Statement.
For a summary of statutory permitted practices, see “Notes to Consolidated Financial Statements—Statutory Financial Data and Restrictions—Statutory Permitted Accounting Practice” in the June 2023 Registration Statement.
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
In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWBs, including exposures to changes in interest rates, equity prices, credit spreads and volatility. The hedging program includes all in-force GMWB policies and utilizes derivative instruments, including but not limited to equity options, futures contracts and interest rate swap and option contracts, as well as fixed maturity securities.
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
•the hedge program is designed to offset most moves in the GMWB economic liability and therefore has a lower sensitivity to equity market changes than the MRBs;
•the economic hedge target includes 100% of the GMWB rider fees in present value calculations;
•the GAAP valuation reflects those fees attributed to the MRBs such that the initial value at contract issue equals zero. Since the MRB includes GMWBs and GMDBs these attributed fees are typically larger than just the GMWB rider fees;

Corebridge | Second Quarter 2023 Form 10-Q 159

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits, Market Risk Benefits, DAC and VOBA
•the economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality and volatility; and
•the economic hedge target excludes our own credit risk changes (non-performance adjustments) used in the GAAP valuation, which are recognized in OCI. The GAAP valuation has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.
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
The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

	At June 30,	At December 31,
(in millions)	2023	2022
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$1,169	$1,657
Exclude non-performance risk adjustment	(516)	(479)
Market risk benefits liability, excluding NPA	653	1,178
Adjustments for risk margins and differences in valuation	318	(281)
Economic hedge target liability	$971	$897
Impact on Pre-tax Income (Loss)
The impact on our pre-tax income (loss) of variable annuity guaranteed benefits and related hedging results includes changes in the fair value of MRBs and changes in the fair value of related derivative hedging instruments, and along with attributed rider fees and net of benefits associated with MRBs are together recognized in Change in the fair value of market risk benefits, net, with the exception of our own credit risk changes, which are recognized in OCI. Changes in the fair value of market risk benefits, net are excluded from APTOI of Individual Retirement and Group Retirement.
The change in the fair value of the MRBs and the change in the value of the hedging portfolio are not expected to be fully offsetting, primarily due to the differences in valuation between the economic hedge target, the GAAP MRBs and the fair value of the hedging portfolio, as discussed above. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the MRBs liabilities, resulting in a gain in AOCI, and when corporate credit spreads tighten, the change in the NPA spread generally increases the fair value of the MRBs liabilities, resulting in a loss in AOCI. In addition to changes driven by credit market-related movements in the NPA spread, the NPA balance also reflects changes in business activity and in the net amount at risk from the underlying guaranteed living benefits.
Change in Economic Hedge Target
The increase in the economic hedge target liability in the six months ended June 30, 2023, was primarily driven by tightening credit spreads, and lower equity volatility.

Corebridge | Second Quarter 2023 Form 10-Q 160

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
We aim to manage our liquidity and capital resources prudently through a well-defined risk management framework that involves various target operating thresholds, as well as minimum requirements during periods of stress.
We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to policyholders, customers, creditors and debt-holders, including those arising from reasonably foreseeable contingencies or events.
For a discussion regarding risks associated with liquidity and capital, see “Risk Factors—Risks Relating to Our Investment Portfolio, Liquidity, Capital and Credit” in the June 2023 Registration Statement.
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of June 30, 2023 and December 31, 2022, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $4.1 billion and $4.0 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $2.5 billion committed revolving credit facility as of June 30, 2023 and December 31, 2022. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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
As of June 30, 2023, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $158 million and $272 million at June 30, 2023 and December 31, 2022, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	June 30,	At December 31,
(in millions)	2023	2022
Cash and short-term investments	$1,551	$1,495
Total Corebridge Hold Cos. liquidity	1,551	1,495
Available capacity under committed, revolving credit facility	2,500	2,500
Total Corebridge Hold Cos. liquidity sources	$4,051	$3,995
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
During the three and six months ended June 30, 2023, Corebridge Hold Cos. received $500 million and $1.0 billion in dividends from subsidiaries, respectively. During the three and six months ended June 30, 2022, Corebridge Hold Cos. received $500 million and $1.2 billion in dividends from subsidiaries, respectively.
On April 5, 2022, Corebridge Parent issued $6.5 billion aggregate principal amount of senior unsecured notes.

Corebridge | Second Quarter 2023 Form 10-Q 161

ITEM 2 | Liquidity and Capital Resources
USES
Interest Payments
We made interest payments on our debt instruments totaling $185 million and $222 million during the three and six months ended June 30, 2023, respectively. We made interest payments on our debt instruments totaling $13 million and $28 million during the three and six months ended June 30, 2022, respectively.
In April 2022, we repaid approximately $6.4 billion of the $8.3 billion promissory note issued in November 2021.
Dividends
During the three and six months ended June 30, 2023, Corebridge Parent paid cash dividends of $0.85 and $1.08 per share of its common stock totaling $551 million and $700 million, including a special dividend of $0.62 per share. During the three and six months ended June 30, 2022, Corebridge Parent paid cash dividends of $290 million and $580 million, respectively.
Repurchase of Common Stock
During the six months ended June 30, 2023, Corebridge Parent repurchased approximately 12.2 million shares of its common stock, for an aggregate purchase price of approximately $200 million.
Tax Sharing Payments
We distributed tax sharing payments of $5 million and $8 million to AIG in the three and six months ended June 30, 2022, respectively. Following the IPO, AIG owned less than 80% interest in Corebridge, resulting in tax deconsolidation of Corebridge from the AIG Consolidated Tax Group. As such, as of September 15, 2022, we are no longer distributing tax sharing payments to AIG for tax liabilities of subsequent periods. With respect to historic tax periods and tax periods prior to the tax deconsolidation from AIG, Corebridge and AIG will make tax payments to each other pursuant to the Tax Matters Agreement dated September 14, 2022.

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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $5.1 billion and $4.6 billion which were due to FHLBs in their respective districts at June 30, 2023 and December 31, 2022, respectively, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at June 30, 2023.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had no securities subject to these agreements at June 30, 2023 and no liabilities to borrowers for collateral received at June 30, 2023.
Our U.S. insurance companies distributed tax sharing payments of $326 million and $834 million to AIG, Inc. in the three and six months ended June 30, 2022, respectively.

Corebridge | Second Quarter 2023 Form 10-Q 162

ITEM 2 | Liquidity and Capital Resources
We manage our combined insurance subsidiary capital to a minimum target Life Fleet RBC ratio of 400%. AGC serves as an affiliate reinsurance company for the Life Fleet covering (i) AGL’s life insurance policies issued between January 1, 2017 and December 31, 2019 subject to Regulation AXXX and (ii) life insurance policies issued between January 1, 2020 and December 31, 2021 subject to Principle Based Reserving requirements. AGC’s RBC ratio includes the full statutory reserves associated with the above regulations which are in excess of economic reserves. The surplus of AGC is composed predominantly of holding company stock. Given that AGC has no primary operations outside of this internal reinsurance, we believe that excluding AGC from the Life Fleet RBC ratio calculation presents a more accurate view of the overall capital position of our U.S. operating entities. Our Life Fleet RBC ratio was above our minimum target Life Fleet RBC ratio of 400% as of December 31, 2022.
The following table presents normalized distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Subsidiary dividends paid	$500	$500	$1,000	$1,200
Tax sharing payments related to utilization of tax attributes	—	126	—	273
Normalized distributions	$500	$626	$1,000	$1,473
Dividend Restrictions
Payments of dividends to Corebridge Hold Cos. by our U.S. insurance subsidiaries are subject to certain restrictions imposed by laws and regulations of their respective states. With respect to our domestic insurance subsidiaries, the payment of a dividend may require formal notice to the insurance department of the state in which the particular insurance subsidiary is domiciled, and prior approval of such insurance regulator is required when the amount of the dividend is above certain regulatory thresholds. See “Business — U.S. Regulation — State Insurance Regulation” in the June 2023 Registration Statement. Other foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends.
To our knowledge, no Corebridge insurance company is currently on any regulatory or similar “watch list” with regard to solvency.
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Six Months Ended June 30,
(in millions)	2023	2022
Sources:
Operating activities, net	$1,572	$535
Net changes in policyholder account balances	3,119	3,024
Issuance of long-term debt	—	6,461
Issuance of debt of consolidated investment entities	146	789
Contributions from noncontrolling interests	43	23
Issuance of short-term debt	—	12
Effect of exchange rate changes on cash and restricted cash	3	—
Total Sources	4,883	10,844

Uses:

Investing activities, net	(890)	(2,455)
Repayments of debt of consolidated investment entities	(290)	(917)
Repayments of short-term debt	—	(6,450)
Distributions to noncontrolling interests	(54)	(236)
Dividends paid on common stock	(700)	(580)
Net change in securities lending and repurchase agreements	(2,524)	(223)
Repurchase of common stock	(200)	—
Financing other, net	(70)	(51)
Effect of exchange rate changes on cash and restricted cash	—	(4)
Total Uses	(4,728)	(10,916)
Net increase (decrease) in cash and cash equivalents	$155	$(72)
Operating Activities
Cash inflows from operating activities primarily include insurance premiums, fees and investment income. Cash outflows from operating activities primarily include benefit payments and general operating expenses. Operating cash flow will fluctuate based on the timing of premiums received and benefit payments to policyholders, as well as other core business activities.

Corebridge | Second Quarter 2023 Form 10-Q 163

ITEM 2 | Liquidity and Capital Resources
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
CONTRACTUAL OBLIGATIONS
As of June 30, 2023, there have been no material changes in our contractual obligations from December 31, 2022, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources — Contractual Obligations” in the June 2023 Registration Statement.
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2022	Issuances	Maturities and Repayments	Other Changes	Balance at June 30, 2023
Short-term debt issued by Corebridge:
Three-Year DDTL Facility*	2023	$1,500	$—	$—	$—	$1,500
Total short-term debt		1,500	—	—	—	1,500
Long-term debt issued by Corebridge:
Senior unsecured notes	2025-2052	6,500	—	—	—	6,500
Hybrid junior subordinated notes	2052	1,000	—	—	—	1,000
Long-term debt issued by Corebridge subsidiaries:
AIGLH notes	2025-2029	200	—	—	—	200
AIGLH junior subordinated debentures	2030-2046	227	—	—	—	227
Total long-term debt		7,927	—	—	—	7,927
Debt issuance costs		(59)	—	—	5	(54)
Total long-term debt, net of debt issuance costs		7,868	—	—	5	7,873
Total debt, net of issuance costs		$9,368	$—	$—	$5	$9,373
*    On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility for a thirty day period. We continued this borrowing for additional interest periods and at the present time through August 21, 2023. We have the ability to further continue this borrowing through February 25, 2025.
DELAYED DRAW TERM LOAN
On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility. For the current interest period, the Three-Year DDTL Facility will end on August 21, 2023, unless prior to that date Corebridge Parent elects to continue the loan, or a portion of it, for an additional interest period. For the current interest period, the Three-Year DDTL Facility bears interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Three-Year DDTL Agreement) plus the Applicable Rate (as defined in the Three-Year DDTL Agreement) of 1.000%, which is based on the then-applicable credit ratings of our senior unsecured long-term indebtedness. The Three-Year DDTL Facility matures on February 25, 2025.

Corebridge | Second Quarter 2023 Form 10-Q 164

ITEM 2 | Liquidity and Capital Resources
REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into a Revolving Credit Agreement. The Revolving Credit Agreement provides for a five-year total commitment of $2.5 billion, consisting of standby letters of credit and/or revolving credit borrowings without any limits on the type of borrowings. Under circumstances described in the Revolving Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the Revolving Credit Agreement of $3.0 billion. Loans under the Revolving Credit Agreement will mature on May 12, 2027. Under the Revolving Credit Agreement, the applicable rate, commitment fee and letter of credit fee are determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) in the case of U.S. dollar borrowings, Term SOFR plus an applicable credit spread adjustment plus an applicable rate or an alternative base rate plus an applicable rate; (ii) in the case of Sterling borrowings, SONIA plus an applicable credit spread adjustment plus an applicable rate; (iii) in the case of Euro borrowings, European Union interbank Offer Rate plus an applicable rate; and (iv) in the case of Japanese Yen, Tokyo Interbank Offered Rate plus an applicable rate. The alternative base rate is equal to the highest of (a) the New York Federal Reserve Bank Rate plus 0.50%, (b) the rate of interest in effect as quoted by The Wall Street Journal as the “Prime Rate” in the United States and (c) Term SOFR plus a credit spread adjustment of 0.100% plus an additional 1.00%.
The Revolving Credit Agreement requires Corebridge Parent to maintain a specified minimum consolidated net worth and subjects Corebridge to a specified limit on consolidated total debt to consolidated total capitalization, subject to certain limitations and exceptions. In addition, the Revolving Credit Agreement contains certain customary affirmative and negative covenants, including limitations with respect to the incurrence of certain types of liens and certain fundamental changes. Amounts due under the Revolving Credit Agreement may be accelerated upon an “event of default,” as defined in the Revolving Credit Agreement, such as failure to pay amounts owed thereunder when due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject in some cases to cure periods.
For additional information on debt outstanding and revolving credit facilities, see Note 15 to the Consolidated Financial Statements in the June 2023 Registration Statement.
DEBT OF CONSOLIDATED INVESTMENT ENTITIES
Our non-financial debt includes debt of consolidated investment entities and such debt does not represent our contractual obligation and is non-recourse to Corebridge. This non-financial debt includes notes and bonds payables supported by cash and investments held by us and certain of our non-insurance subsidiaries for the repayment of those obligations.

(in millions)	Balance at December, 2022	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes(c)	Balance at June, 2023
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$5,958	$146	$(290)	$35	$(3,195)	$2,654
(a)At June 30, 2023, includes debt of consolidated investment entities related to real estate investments of $1.4 billion and other securitization vehicles of $1.2 billion.
(b)In relation to the debt of consolidated investment entities (“VIEs”) not guaranteed by Corebridge, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us.
(c)During the six months ended June 30, 2023, Corebridge deconsolidated certain consolidated investment entities, as part of the sale of AIG Credit Management, LLC with $3.2 billion in liabilities.
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

Corebridge | Second Quarter 2023 Form 10-Q 165

ITEM 2 | Liquidity and Capital Resources
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
OFF-BALANCE-SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As June 30, 2023, there have been no material changes in our off-balance-sheet arrangements and commercial commitments from December 31, 2022, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Commercial Commitments” in the June 2023 Registration Statement.

Corebridge | Second Quarter 2023 Form 10-Q 166

ITEM 2 | Accounting Policies and Pronouncements

Accounting Policies and Pronouncements
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. On a regular basis, we review estimates and assumptions used in the preparation of financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our significant accounting policies and accounting pronouncements, see Note 2 to the Consolidated Financial Statements in the June 2023 Registration Statement and Note 2 to the condensed consolidated financial statements.

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
There were no changes to our critical accounting estimates with the exception of the items listed below which were impacted by the adoption of LDTI. For additional information on our critical accounting estimates not impacted by LDTI, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Accounting Policies and Pronouncements—Critical Accounting Estimates” in the June 2023 Registration Statement.
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
For additional information on these features, see Note 15 to the condensed consolidated financial statements.
GMxBs are recognized as MRBs and can be assets or liabilities and represent the expected value of benefits in excess of the projected account value, with changes in fair value of MRBs recognized in the condensed consolidated Statements of Income (Loss) and the portion of the fair value change attributable to our own credit risk recognized in OCI.
The Company’s exposure to the guaranteed amounts is equal to the amount by which the contract holder’s account balance is below the amount provided by the guaranteed feature. A deferred annuity contract may include more than one type of GMxB; for example, it may have both a GMDB and a GMWB. However, a policyholder can generally only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are generally mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during his or her lifetime). A policyholder cannot purchase more than one living benefit on one contract. Declines in the equity markets, increased volatility and a low interest rate environment generally increase the Company’s exposure to potential benefits under the guaranteed features, leading to an increase in the liabilities for those benefits.
For sensitivity analysis which includes the sensitivity of liabilities for guaranteed benefit features to changes in the assumptions for interest rates, equity returns, volatility, and mortality, see “—Valuation of Market Risk Benefits and Embedded Derivatives for Fixed Index Annuity and Index Universal Life Products.”
For additional discussion of market risk management related to these product features, see “—Quantitative and Qualitative Disclosures about Market Risk” in the June 2023 Registration Statement.

Corebridge | Second Quarter 2023 Form 10-Q 167

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
Under the non-option-based approach, a portion of actual fees (i.e., attributed fees) is determined such that the present value of expected benefits less attributed fees is zero at issue. This calculated ratio is locked in and utilized in each policy valuation going forward and results in an MRB value of zero at policy issue.
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

Key Assumptions
Key assumptions include:
•    interest rates;
•    equity market returns;
•    market volatility;
•    credit spreads;
•    equity / interest rate correlation;
•    policyholder behavior, including mortality, lapses, withdrawals and benefit utilization. Estimates of future policyholder behavior are subject to judgment and based primarily on our historical experience; and
•    in applying asset growth assumptions for the valuation of MRBs, we use market-consistent assumptions calibrated to observable interest rate and equity option prices
For the fixed index annuity GMxB liability, policyholder funds are projected assuming growth equal to current option values for the current crediting period followed by option budgets for all subsequent crediting periods. Policyholder fund growth projected assuming credited rates are expected to be maintained at a target pricing spread, subject to guaranteed minimums.

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

Corebridge | Second Quarter 2023 Form 10-Q 168

ITEM 2 | Accounting Policies and Pronouncements
The following table summarizes the sensitivity of changes in certain assumptions for MRBs, Liability for future policyholder benefits, net of reinsurance and embedded derivatives related to index-linked interest credited features, measured as the related hypothetical impact for the six months ended June 30, 2023 balances and the resulting hypothetical impact on pre-tax income and OCI, before hedging:

June 30, 2023	Market Risk Benefits Related to Guaranteed Benefits	Liability for Future Policyholder Benefits Net of Reinsurance	Embedded Derivatives Related to Index-Linked Interest Credited Features	Pre-Tax Income	OCI
(in millions)
Assumptions:
Equity Return(a)
Effect of an increase by 20%	$1,351	$—	$(1,005)	$148	$198
Effect of a decrease by 20%	$(1,498)	$—	$997	$(527)	$26
Interest Rate(b)
Effect of an increase by 1%	$1,776	$2,299	$707	$2,245	$2,537
Effect of a decrease by 1%	$(2,090)	$(2,929)	$(883)	$(2,961)	$(2,941)
(a)Represents the net impact of a 20% increase or decrease in the S&P 500 index.
(b)Represents the net impact of a 1% parallel shift in the yield curve.
The sensitivities of 20% and 1% are included for illustrative purposes only and do not reflect the changes in net investment spreads, equity return, volatility, interest rate, mortality or lapse used by us in our fair value analyses to value other applicable liabilities. Changes different from those illustrated may occur in any period and by different products.
The analysis of MRBs and embedded derivatives is a dynamic process that considers all relevant factors and assumptions described above. We estimate each of the above factors individually, without the effect of any correlation among the key assumptions. An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results. The effects on pre-tax income in the sensitivity analysis table above do not reflect the related effects from our economic hedging program, which utilizes derivative and other financial instruments and is designed so that changes in value of those instruments move in the opposite direction of changes in the guaranteed benefit MRBs and embedded derivative liabilities.
For a further discussion on guaranteed benefit product features and the related hedging program, see “—Quantitative and Qualitative Disclosures about Market Risk” included herein and Notes 4, 9 and 11 to the condensed consolidated financial statements.
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
Updating NPR - Remeasurement gains and losses: Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future benefits less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses). The assumptions used to calculate the benefit liabilities are initially set when a policy is issued and an NPR is established. Benefit liabilities are subsequently remeasured periodically to reflect changes in policy assumptions and actual versus expected experience and are recognized as remeasurement gains and losses, a component of policyholder benefits. The assumptions include mortality, morbidity and persistency. These assumptions are typically consistent with pricing inputs at policy issuance. Liabilities are accreted using an upper-medium grade (low credit risk) fixed income instrument yield that is locked-in at policy issuance. The liabilities are remeasured at the balance sheet date using a current upper-medium grade yield with changes in the liabilities reported in OCI.
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

Corebridge | Second Quarter 2023 Form 10-Q 169

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
Fee income — is defined as policy fees plus advisory fees plus other fee income. For our Institutional Markets segment, its SVW products generate fee income.
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

Corebridge | Second Quarter 2023 Form 10-Q 170

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
Spread income — is defined as net investment income less interest credited to policyholder account balances, exclusive of amortization of deferred sales inducement assets. Spread income is comprised of both base spread income and variable investment income. For our Institutional Markets segment, its structured settlements, PRT and GIC products generate spread income, which includes premiums, net investment income, less interest credited and policyholder benefits and excludes the annual assumption update.
Surrender charge — a charge levied against an investor for the early withdrawal of funds from a life insurance or annuity contract, or for the cancellation of the agreement.
Surrender rate — represents annualized surrenders and withdrawals as a percentage of average account value and Group Retirement mutual fund assets under administration.
Underwriting margin — for our Life Insurance segment includes premiums, policy fees, other income, net investment income, less interest credited to policyholder account balances and policyholder benefits and excludes the annual assumption update. For our Institutional Markets segment, its Corporate Markets products generate underwriting margin, which includes premiums, net investment income, policy and advisory fee income, less interest credited and policyholder benefits and excludes the annual assumption update.
Value of business acquired — present value of projected future gross profits from in-force policies of acquired businesses.

Corebridge | Second Quarter 2023 Form 10-Q 171

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

Corebridge | Second Quarter 2023 Form 10-Q 172

ITEM 2 | Certain Important Terms
“Fortitude Re Embedded Derivative” means the embedded derivative contained within the funds withheld payable to Fortitude Re. Because we maintain ownership of the investments supporting our reinsurance agreements with Fortitude Re, we reflect our existing accounting for these assets, which consist primarily of available-for-sale securities, on our balance sheet. We have established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing liabilities for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of this derivative are recognized in Net realized gains (losses) on Fortitude Re funds withheld embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets, primarily available-for-sale securities, associated with these reinsurance agreements.
“Laya” means Laya Healthcare Limited, an Irish insurance intermediary, and its subsidiary;
“Lexington” means Lexington Insurance Company, an AIG subsidiary;
“Life Fleet” means AGL, USL and VALIC;
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

Corebridge | Second Quarter 2023 Form 10-Q 173

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
•“S&P” — Standard & Poor’s Financial Services LLC;
•“SEC” — the U.S. Securities and Exchange Commission;
•“SVW” — stable value wrap;
•“URR” — unearned revenue reserve;
•“VIE” — variable interest entity;
•“VIX” — volatility index; and
•“VOBA” — value of business acquired.

Corebridge | Second Quarter 2023 Form 10-Q 174

ITEM 3 | Quantitative and Qualitative Disclosures about Market Risk
ITEM 3 | Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in “Quantitative and Qualitative Disclosures About Market Risk” in the June 2023 Registration Statement.
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the first quarter of 2023, Corebridge adopted LDTI, which resulted in a change to our recognition and measurement of long-duration contracts. In connection with the adoption of this standard, Corebridge changed processes, systems and controls related to certain of our long-duration contracts. Many of these controls are similar to those previously maintained under the historical GAAP framework but have been updated to reflect changes necessitated by the adoption of LDTI. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corebridge | Second Quarter 2023 Form 10-Q 175

Part II - Other Information

ITEM 1 | Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 14 to the condensed consolidated financial statements in this Quarterly Report.

ITEM 1A | Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in “Risk Factors” in the June 2023 Registration Statement.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of Corebridge Parent or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Corebridge Common Stock during the three months ended June 30, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
04/01/23 through 04/30/23	—	$—	—	$—
05/01/23 through 05/31/23	—	—	—	—
06/01/23 through 06/30/23	12,187,690	16.41	12,187,690	800
Total	12,187,690	$16.41	12,187,690	$800
*Excludes excise tax of $2 million due to the Inflation Reduction Act of 2022 for the three months ended June 30, 2023.
During the three months ended June 30, 2023, Corebridge Parent repurchased approximately 12.2 million shares of Corebridge Common Stock, par value $0.01 per share for an aggregate purchase price of $200 million, pursuant to the Share Repurchase Program under which Corebridge Parent may, from time to time, purchase up to $1.0 billion of its common stock but is not obligated to purchase any particular number of shares.
As of June 30, 2023, approximately $800 million remained under the authorization or the Share Repurchase Program.
Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

ITEM 5 | Other Information
Not Applicable.

Corebridge | Second Quarter 2023 Form 10-Q 176

Exhibit Index
Exhibit Index

Exhibit Number	Description
10.1*	Offer Letter, dated as of June 19, 2023, between Corebridge Financial, Inc. and Chris Smith.
10.2*	Corebridge Executive Severance Plan, as amended and restated June 27, 2023.
10.3	Share Repurchase Agreement, dated as of June 21, 2023, by and among Corebridge Financial, Inc., American International Group, Inc. and Argon Holdco LLC, incorporated by reference to Exhibit 10.1 to Corebridge Financial, Inc.’s Current Report on Form 8-K, filed on June 22, 2023.
31.1*	13a-14(a) and Rule 15d-14(a) Certifications.
32.1**	Section 1350 Certifications.
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2023 and 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Corebridge | Second Quarter 2023 Form 10-Q 177

Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)
/s/ ELIAS HABAYEB
Elias Habayeb
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ CHRISTOPHER FILIAGGI
Christopher Filiaggi
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated August 4, 2023

Corebridge | Second Quarter 2023 Form 10-Q 178