Form 10-Q
period 2023-09-30
Corebridge Financial, Inc.
filed 2023-11-03
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2023, there were 631,023,678 shares outstanding of the registrant’s common stock.

COREBRIDGE FINANCIAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

FORM 10-Q

Corebridge | Third Quarter 2023 Form 10-Q 1

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” in our Registration Statement on Form S-1 filed on June 5, 2023 (“June 2023 Registration Statement”) could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•changes in interest rates and changes to credit spreads,
•the deterioration of economic conditions, an economic slowdown or recession, changes in market conditions, weakening in capital markets, volatility in equity markets, inflationary pressures, pressures on the commercial real estate market, stress and instability in the banking sector, uncertainty regarding approval of the U.S. federal government’s budget, and geopolitical tensions, including the continued armed conflict between Ukraine and Russia and in the Middle East;
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

Corebridge | Third Quarter 2023 Form 10-Q 2

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
•our failure to replicate or replace functions, systems and infrastructure provided by AIG (including through shared service contracts) or our loss of benefits from AIG’s global contracts, and AIG’s failure to perform the services provided for in the transition services agreement entered into with AIG on September 14, 2022 (the “TSA”);
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
You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report, and we do not undertake any obligation to update or revise any forward-looking statements to reflect the occurrence of events, unanticipated or otherwise, other than as may be required by law.

Corebridge | Third Quarter 2023 Form 10-Q 3

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

Corebridge | Third Quarter 2023 Form 10-Q 4

Part I – Financial Information

Item 1. | Financial Statements

Corebridge Financial, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	September 30, 2023	December 31, 2022
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $110 in 2023 and $148 in 2022 (amortized cost: 2023 -$179,954; 2022 - $181,274)*	$151,378	$156,793
Other bond securities, at fair value (See Note 5)*	4,186	3,769
Equity securities, at fair value (See Note 5)*	126	170
Mortgage and other loans receivable, net of allowance for credit losses of $752 in 2023 and $600 in 2022*	46,054	44,566
Other invested assets (portion measured at fair value: 2023 - $7,879; 2022 - $7,879)*	10,436	10,418
Short-term investments, including restricted cash of $3 in 2023 and $69 in 2022 (portion measured at fair value: 2023 - $1,628; 2022 - $1,357)*	4,730	4,400
Total investments	216,910	220,116
Cash*	569	552
Accrued investment income*	2,010	1,813
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2023 and $1 in 2022	717	916
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2023 and $0 in 2022	25,239	26,844
Reinsurance assets - other, net of allowance for credit losses and disputes of $70 in 2023 and $84 in 2022	1,633	2,517
Deferred income taxes	8,785	8,831
Deferred policy acquisition costs and value of business acquired	9,973	10,563
Market risk benefit assets, at fair value	978	796
Other assets, including restricted cash of $9 in 2023 and $12 in 2022 (portion measured at fair value: 2023 - $272; 2022 - $299)*	1,814	2,521
Separate account assets, at fair value	84,724	84,853
Assets held-for-sale	2,240	—
Total assets	$355,592	$360,322
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$50,355	$50,518
Policyholder contract deposits (portion measured at fair value: 2023 - $6,478; 2022 - $5,464)	159,858	156,058
Market risk benefit liabilities, at fair value	4,519	4,736
Other policyholder funds	2,850	2,885
Fortitude Re funds withheld payable (portion measured at fair value: 2023 - $203; 2022 - $1,262)	24,335	26,551
Other liabilities (portion measured at fair value: 2023 - $90; 2022 - $97)*	6,071	9,076
Short-term debt	1,000	1,500
Long-term debt	8,371	7,868
Debt of consolidated investment entities (portion measured at fair value: 2023 - $0; 2022 - $6)*	2,596	5,958
Separate account liabilities	84,724	84,853
Liabilities held-for-sale	1,657	—
Total liabilities	$346,336	$350,003
Contingencies, commitments and guarantees (See Note 16)
Corebridge Shareholders' equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2023 - 648,144,926 and 2022 645,000,000	$6	$6
Treasury stock, at cost; 2023 - 14,660,410 shares and 2022 - 0 shares	(249)	—
Additional paid-in capital	8,138	8,030
Retained earnings	19,765	18,207
Accumulated other comprehensive loss	(19,294)	(16,863)
Total Corebridge Shareholders' equity	8,366	9,380
Non-redeemable noncontrolling interests	890	939
Total equity	9,256	10,319
Total liabilities and equity	$355,592	$360,322
*See Note 9 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Third Quarter 2023 Form 10-Q 5

Corebridge Financial, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2023	2022	2023	2022
Revenues:
Premiums	$701	$1,301	$5,249	$3,047
Policy fees	702	735	2,094	2,194
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,424	2,003	7,169	6,404
Net investment income - Fortitude Re funds withheld assets	233	157	897	617
Total net investment income	2,657	2,160	8,066	7,021
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	368	724	(397)	1,083
Net realized losses on Fortitude Re funds withheld assets	(228)	(89)	(338)	(272)
Net realized gains on Fortitude Re funds withheld embedded derivative	1,080	1,463	177	6,694
Total net realized gains (losses)	1,220	2,098	(558)	7,505
Advisory fee income	118	114	349	362
Other income	107	130	324	439
Total revenues	5,505	6,538	15,524	20,568
Benefits and expenses:
Policyholder benefits (includes remeasurement (gains) losses of $35 and $9 for the three months ended September 30, 2023 and 2022, and $192 and $236, for the nine months ended September 30, 2023 and 2022,respectively)	1,102	1,656	6,473	4,253
Change in the fair value of market risk benefits, net	(418)	(435)	(484)	(713)
Interest credited to policyholder account balances	1,134	954	3,238	2,739
Amortization of deferred policy acquisition costs and value of business acquired	268	263	782	758
Non-deferrable insurance commissions	146	138	435	433
Advisory fee expenses	65	65	194	201
General operating expenses	611	578	1,797	1,741
Interest expense	135	149	441	357
Net (gain) loss on divestitures	1	(2)	(55)	1
Total benefits and expenses	3,044	3,366	12,821	9,770
Income before income tax expense	2,461	3,172	2,703	10,798
Income tax expense	392	640	336	2,151
Net income	2,069	2,532	2,367	8,647
Less:
Net income (loss) attributable to noncontrolling interests	(32)	126	(46)	281
Net income attributable to Corebridge	$2,101	$2,406	$2,413	$8,366

Income (loss) per common share attributable to Corebridge common shareholders:
Common stock - Basic	$3.29	$3.73	$3.73	$12.97
Common stock - Diluted	$3.28	$3.72	$3.72	$12.96

Weighted averages shares outstanding:
Common stock - Basic	639.0	645.7	646.8	645.2
Common stock - Diluted	641.0	646.4	648.6	645.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Third Quarter 2023 Form 10-Q 6

Corebridge Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$2,069	$2,532	$2,367	$8,647
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(49)	(49)	24	(51)
Change in unrealized appreciation (depreciation) of all other investments	(5,058)	(7,563)	(3,410)	(33,358)
Change in fair value of market risk benefits attributable to changes in our own credit risk	(81)	252	(196)	1,615
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	1,116	1,578	1,137	5,575
Change in cash flow hedges	(14)	(6)	(24)	163
Change in foreign currency translation adjustments	(29)	(79)	43	(149)
Change in retirement plan liabilities	—	—	2	(1)
Other comprehensive income (loss)	(4,115)	(5,867)	(2,424)	(26,206)
Comprehensive income (loss)	(2,046)	(3,335)	(57)	(17,559)
Less:
Comprehensive income attributable to noncontrolling interests	(35)	107	(39)	262
Comprehensive income (loss) attributable to Corebridge	$(2,011)	$(3,442)	$(18)	$(17,821)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Third Quarter 2023 Form 10-Q 7

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common Stock	Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended September 30, 2023
Balance, beginning of period	$6	$—	$—	$(202)	$8,128	$17,811	$(15,182)	$10,561	$907	$11,468
Purchase of common stock	—	—	—	(47)	—	—	—	(47)	—	(47)
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	2,101	—	2,101	(32)	2,069
Dividends on common stock	—	—	—	—	—	(146)	—	(146)	—	(146)
Other comprehensive income, net of tax	—	—	—	—	—	—	(4,112)	(4,112)	(3)	(4,115)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	20	20
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	—	10	(1)	—	9	(1)	8
Balance, end of period	$6	$—	$—	$(249)	$8,138	$19,765	$(19,294)	$8,366	$890	$9,256
Nine Months Ended September 30, 2023
Balance, beginning of year	$6	$—	$—	$—	$8,030	$18,207	$(16,863)	$9,380	$939	$10,319
Purchase of common stock	—	—	—	(249)	—	—	—	(249)	—	(249)
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	2,413	—	2,413	(46)	2,367
Dividends on common stock	—	—	—	—	—	(846)	—	(846)	—	(846)
Other comprehensive income, net of tax	—	—	—	—	—	—	(2,431)	(2,431)	7	(2,424)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	63	63
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(54)	(54)
Other	—	—	—	—	108	(9)	—	99	—	99
Balance, end of period	$6	$—	$—	$(249)	$8,138	$19,765	$(19,294)	$8,366	$890	$9,256

Corebridge | Third Quarter 2023 Form 10-Q 8

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (unaudited)(Continued)

(in millions)	Common Stock	Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended September 30, 2022
Balance, beginning of period*	$6	$—	$—	$—	$8,033	$16,318	$(12,106)	$12,251	$1,208	$13,459
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	2,406	—	2,406	127	2,533
Dividends on common stock	—	—	—	—	—	(148)	—	(148)	—	(148)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,848)	(5,848)	(19)	(5,867)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—		—	—	—	—	(104)	(104)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(399)	(399)
Other	—	—	—	—	(3)	(63)	—	(66)	10	(56)
Balance, end of period	$6	$—	$—	$—	$8,030	$18,513	$(17,954)	$8,595	$845	$9,440
Nine Months Ended September 30, 2022
Balance, beginning of period*	$—	$5	$1	$—	$8,054	$10,937	$8,233	$27,230	$1,759	$28,989
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	8,366	—	8,366	282	8,648
Dividends on common stock	—	—	—	—	—	(728)	—	(728)	—	(728)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(26,187)	(26,187)	(19)	(26,206)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—		—	—	—	—	(104)	(104)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	45	45
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,117)	(1,117)
Other	—	—	—	—	(24)	(62)	—	(86)	(1)	(87)
Reorganization transactions	6	(5)	(1)	—	—	—	—	—	—	—
Balance, end of period	$6	$—	$—	$—	$8,030	$18,513	$(17,954)	$8,595	$845	$9,440
* Balance, beginning of period has been updated to reflect the adoption of long-duration targets improvements. See Note 2.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Third Quarter 2023 Form 10-Q 9

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,367	$8,647
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	291	307
Net (gain) loss on divestitures	(55)	1
Unrealized (gains) losses in earnings - net	1,150	(297)
Change in the fair value of market risk benefits in earnings, net	(1,056)	(1,032)
Equity in income from equity method investments, net of dividends or distributions	14	(110)
Depreciation and other amortization	346	462
Impairments of assets	20	11
Changes in operating assets and liabilities:
Insurance liabilities	354	845
Premiums and other receivables and payables - net	(335)	(72)
Funds held relating to Fortitude Re Reinsurance contracts	(1,648)	(8,381)
Reinsurance assets and funds held under reinsurance treaties	596	1,067
Capitalization of deferred policy acquisition costs	(941)	(783)
Current and deferred income taxes - net	563	1,100
Other, net	924	385
Total adjustments	223	(6,497)
Net cash provided by operating activities	2,590	2,150
Cash flows from investing activities:
Proceeds from (payments for)
sales or distributions of:
Available-for-sale securities	6,203	9,183
Other securities	774	602
Other invested assets	949	1,556
Divestitures, net	32	—
Maturities of fixed maturity securities available for sale	6,186	7,784
Principal payments received on mortgage and other loans receivable	3,778	4,839
Purchases of:
Available-for-sale securities	(11,101)	(14,385)
Other securities	(1,124)	(3,248)
Other invested assets	(902)	(1,225)
Mortgage and other loans receivable	(6,240)	(9,399)
Acquisition of businesses, net of cash and restricted cash acquired	(5)	(107)
Net change in short-term investments	(776)	87
Net change in derivative assets and liabilities	(1,087)	1,011
Other, net	46	(28)
Net cash used in investing activities	(3,267)	(3,330)
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	24,550	19,831
Policyholder contract withdrawals	(20,409)	(14,736)
Issuance of long-term debt	496	7,451
Issuance of short-term debt	—	1,512
Issuance of debt of consolidated investment entities	202	860
Repayments of short-term debt	(500)	(8,312)
Maturities and repayments of debt of consolidated investment entities	(374)	(1,090)
Dividends paid on common stock	(846)	(580)
Distributions to noncontrolling interests	(59)	(395)
Contributions from noncontrolling interests	63	45
Net change in securities lending and repurchase agreements	(2,290)	(3,474)
Repurchase of common stock	(246)	—
Other, net	73	(80)
Net cash provided by (used in) financing activities	660	1,032
Effect of exchange rate changes on cash and restricted cash	3	(9)
Net increase (decrease) in cash and restricted cash	(14)	(157)
Cash and restricted cash at beginning of year	633	601
Change in cash of businesses held for sale	(38)	—
Cash and restricted cash at end of period	$581	$444
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Third Quarter 2023 Form 10-Q 10

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

Supplementary Disclosure of Consolidated Cash Flow Information

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash	$569	$382
Restricted cash included in short-term investments*	3	19
Restricted cash included in other assets*	9	43
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$581	$444

Cash (received) paid during the period for:
Interest	$288	$238
Taxes	(227)	1,051
Non-cash investing activities:
Fixed maturity securities, designated available for sale, received in connection with pension risk transfer transactions	(2,818)	—
Fixed maturity securities, designated available for sale, transferred in connection with reinsurance transactions	439	204
Fixed maturity securities, designated fair value option, transferred in connection with reinsurance transactions	17	—
Fixed maturity securities, designated available for sale, transferred to repay debt of consolidated investment entities	—	458
Investment assets transferred in conjunction with fund establishment	—	19
Investment assets received in conjunction with fund establishment	—	(49)
Real estate investments transferred in conjunction with fund establishment	—	305
Equity securities distributed in lieu of cash to non-consolidated Corebridge affiliate	—	94
Other invested assets securities distributed in lieu of cash to non-consolidated Corebridge affiliate	—	694
Other invested assets securities, transferred in connection with reinsurance transactions	(111)	—
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	3,217	2,667
Fee income debited to policyholder contract deposits included in financing activities	(1,567)	(1,268)
Repayments of debt of consolidated investment entities utilizing fixed maturity securities	—	(474)
Non-cash capital contributions	16	—
Distribution in lieu of cash, in equity securities, to non-consolidated Corebridge affiliate	—	(94)
Distribution in lieu of cash, in Other invested assets securities, to non-consolidated Corebridge affiliate	—	(694)
Extinguishment of debt in exchange for partnership interest	—	(172)
Redemption of NCI in exchange for partnership interest	—	(104)
*Primarily includes funds held for tax sharing payments to Corebridge Parent, security deposits.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Corebridge | Third Quarter 2023 Form 10-Q 11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Overview and Basis of Presentation

1. Overview and Basis of Presentation
Corebridge Financial, Inc. (“Corebridge Parent”) is a leading provider of retirement solutions and life insurance products in the United States. Our primary business operations consist of sales of individual and group annuities and life insurance products to individuals and institutional markets. Corebridge Parent common stock, par value $0.01 per share, is listed on the New York Stock Exchange (NYSE:CRBG). The terms “Corebridge,” “we,” “us,” “our” or the “Company” mean Corebridge Parent and its consolidated subsidiaries, unless the context refers to Corebridge Parent only. Subsidiaries of Corebridge Parent include: AGC Life Insurance Company (“AGC”), American General Life Insurance Company (“AGL”), The Variable Annuity Life Insurance Company (“VALIC”), The United States Life Insurance Company in the City of New York (“USL”),Corebridge Insurance Company of Bermuda, Ltd. (" CRBG Bermuda"), AIG Life Ltd. (“AIG Life (United Kingdom)”), Laya Healthcare Ltd. (“Laya”) and SAFG Capital LLC and its subsidiaries.
These unaudited Condensed Consolidated Financial Statements present the results of operations, financial condition and cash flows of the Company. On September 19, 2022, we completed an initial public offering (the “IPO”) in which American International Group, Inc. (“AIG Parent”) sold 80,000,000 shares of Corebridge Parent common stock to the public. On June 12, 2023, AIG closed a secondary offering of 74,750,000 shares of Corebridge Parent common stock. As of September 30, 2023, AIG owns 65.6% of the outstanding common stock of Corebridge Parent. AIG Parent is a publicly traded entity, listed on the New York Stock Exchange (NYSE:AIG). The term “AIG” means AIG Parent and its consolidated subsidiaries, unless the context refers to AIG Parent only.
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
SALE OF BUSINESSES
AIG Life (United Kingdom)
On September 25, 2023 Corebridge announced that it has entered into a definitive agreement to sell AIG Life (United Kingdom), to Aviva plc for a total consideration of £460 million in cash, subject to certain adjustments. The sale is expected to close in the first half of 2024, subject to customary closing conditions including regulatory approvals. For further details on this transaction, see Note 4.
Laya
On August 3, 2023, Corebridge announced that it reached a definitive agreement to sell Laya to AXA for total consideration of €650 million in cash, subject to certain adjustments. The transaction closed on October 31, 2023. For further details on this transaction, see Note 4.
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
Note 6. Investments
•Net realized gains (losses)
Note 8. Reinsurance
•Reinsurance assets – net of allowance
Note 11. Deferred Policy Acquisition Costs
•Deferred policy acquisition costs (“DAC”)
•Value of business acquired (“VOBA”)
•Deferred sales inducements (“DSI”)
•Amortization of deferred policy acquisition costs
•Non-deferrable insurance commissions
Note 13. Future Policy Benefits
Note 14. Policyholder Contract Deposits and Other Policyholder Funds
•Policyholder contract deposits
•Other policyholder funds
Note 15. Market Risk Benefits
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

Corebridge | Third Quarter 2023 Form 10-Q 12

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
The Company adopted the standard on January 1, 2023 using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs. The Company also adopted the standard in relation to MRBs on a full retrospective basis. As of the transition date, the impact of the adoption of the standard was a net decrease to beginning Accumulated other comprehensive income (loss) (“AOCI”) of $2.3 billion and a net increase to beginning Shareholders’ net investment of $1.2 billion primarily driven by (1) changes related to MRBs in our Individual Retirement and Group Retirement segments, including the impact of non-performance risk adjustments (“NPA”) which reclassified the portion of the changes in fair value attributable to non-performance risk from Shareholders' net investment to AOCI, (2) changes to the discount rate used to measure the liability for future policy benefits which most significantly impacted our Life Insurance and Institutional Markets segments, and (3) the removal of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments. The Condensed Consolidated Financial Statements as of December 31, 2022 and for three and nine months ended September 30, 2022 have been adjusted to reflect the effects of applying the standard.
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
The accounting for MRBs primarily impacted our Individual Retirement and Group Retirement segments. For additional disclosures about MRBs, see Note 15.
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
Following adoption of the standard, the impact of changes to discount rates are recognized through OCI. Changes resulting from updating the discount rate each reporting period primarily impact term life insurance and other traditional life insurance products, as well as pension risk transfer (“PRT”) and structured settlement products. For additional information on the discount rate assumption under accounting for Long-Duration Contracts Standard, see Note 13.

Corebridge | Third Quarter 2023 Form 10-Q 13

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
In addition to the above, the standard also:
•Requires the review and, if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and parenthetical presentation of any resulting re-measurement gain or loss in Policyholder benefits (except for discount rate changes as noted above) in the Condensed Consolidated Statements of Income (Loss). For additional information, see Note 13.
•Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts and no longer requires an impairment test. For additional information, see Note 11.
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
(a)     Refer to Note 8 for additional information on the transition impacts associated with LDTI.
(b)     Refer to Note 11 for additional information on the transition impacts associated with LDTI.
(c)     Refer to Note 15 for additional information on the transition impacts associated with LDTI.
(d)     Other assets include deferred sales inducement assets. Refer to Note 11 for additional information on the transition impacts associated with LDTI.
(e)     Refer to Note 14 for additional information on the transition impacts associated with LDTI.
(f)     Other policyholder funds include URR. Refer to Note 14 for additional information on the transition impacts associated with LDTI.
(g)    Other liabilities include deferred cost of reinsurance liabilities. Refer to Note 8 for additional information on the transition impacts associated with LDTI.
(h)    Includes a correction of $158 million to increase shareholders' net investment and decrease AOCI.

Corebridge | Third Quarter 2023 Form 10-Q 14

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
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions, except per common share data)
Revenues:
Premiums	$1,305	$(4)	$1,301	$3,046	$1	$3,047
Policy fees	732	3	735	2,238	(44)	2,194
Total net realized gains (losses)	2,700	(602)	2,098	9,704	(2,199)	7,505
Total revenues	7,141	(603)	6,538	22,810	(2,242)	20,568
Benefits and expenses:
Policyholder benefits	1,810	(154)	1,656	4,752	(499)	4,253
Change in the fair value of market risk benefits, net	—	(435)	(435)	—	(713)	(713)
Interest credited to policyholder account balances	944	10	954	2,725	14	2,739
Amortization of deferred acquisition costs and value of business acquired	339	(76)	263	1,313	(555)	758
Non-deferrable insurance commissions	156	(18)	138	481	(48)	433
Total benefits and expenses	4,039	(673)	3,366	11,571	(1,801)	9,770
Income (loss) before income tax expense (benefit)	3,102	70	3,172	11,239	(441)	10,798
Income tax expense (benefit):	625	15	640	2,243	(92)	2,151
Net income (loss)	2,477	55	2,532	8,996	(349)	8,647
Net income (loss) attributable to Corebridge	2,351	55	2,406	8,715	(349)	8,366
Income (loss) per common share attributable to Corebridge common shareholders:
Common stock - Basic	$3.64	$0.09	$3.73	$13.51	$(0.54)	$12.97
Common stock - Diluted	$3.63	$0.09	$3.72	$13.50	$(0.54)	$12.96

Corebridge | Third Quarter 2023 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. Summary of Significant Accounting Policies
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Net income	$2,477	$55	$2,532	$8,996	$(349)	$8,647
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(47)	(2)	(49)	(46)	(5)	(51)
Change in unrealized appreciation (depreciation) of all other investments	(6,379)	(1,184)	(7,563)	(27,442)	(5,916)	(33,358)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	252	252	—	1,615	1,615
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	—	1,578	1,578	—	5,575	5,575
Change in foreign currency translation adjustments	(78)	(1)	(79)	(150)	1	(149)
Other comprehensive income (loss)	(6,510)	643	(5,867)	(27,476)	1,270	(26,206)
Comprehensive income (loss)	(4,033)	698	(3,335)	(18,480)	921	(17,559)
Comprehensive income (loss) attributable to Corebridge	(4,140)	698	(3,442)	(18,742)	921	(17,821)
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022:

Nine Months Ended September 30, 2022	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Cash flows from operating activities:
Net income	$8,996	$(349)	$8,647
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized gains in earnings - net	(2,864)	2,567	(297)
Change in the fair value of market risk benefits in earnings, net	—	(1,032)	(1,032)
Depreciation and other amortization	1,055	(593)	462
Changes in operating assets and liabilities:
Insurance liabilities	1,697	(852)	845
Premiums and other receivables and payables - net	(33)	(39)	(72)
Reinsurance assets and funds held under reinsurance treaties	412	655	1,067
Capitalization of deferred policy acquisition costs	(735)	(48)	(783)
Current and deferred income taxes - net	1,192	(92)	1,100
Other, net	654	(269)	385
Total adjustments	(6,794)	297	(6,497)
Net cash provided by operating activities	2,202	(52)	2,150
Cash flows from financing activities:
Policyholder contract deposits	$19,779	$52	$19,831
Net cash provided by financing activities	$980	$52	$1,032
ACCOUNTING STANDARDS ADOPTED DURING 2023
Troubled Debt Restructuring and Vintage Disclosures
In March 2022, the FASB issued an accounting standard update that eliminates the accounting guidance for troubled debt restructurings (“TDRs”) for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The standard also updates the requirements for accounting for credit losses by adding enhanced disclosures for creditors related to loan refinancings and restructurings for borrowers experiencing financial difficulty. The Company adopted the standard prospectively as of January 1, 2023 and the standard did not have a material impact on our reported consolidated financial condition, results of operations, or cash flows. For the updated required disclosures, see Note 7.

Corebridge | Third Quarter 2023 Form 10-Q 16

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
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issues individual and group life insurance in the United Kingdom, and distributes private medical insurance in Ireland. Corebridge previously announced agreements to sell Laya and AIG Life (United Kingdom). The sale of Laya closed on [October 31, 2023] and the AIG Life sale is expected to close in the first half of 2024.
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

Corebridge | Third Quarter 2023 Form 10-Q 17

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

Corebridge | Third Quarter 2023 Form 10-Q 18

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended September 30, 2023
Premiums	$29	$6	$449	$200	$19	$—	$703	$(2)	$701
Policy fees	182	102	371	47	—	—	702	—	702
Net investment income(a)	1,240	504	313	408	(2)	(7)	2,456	201	2,657
Net realized gains (losses)(a)(b)	—	—	—	—	(5)	—	(5)	1,225	1,220
Advisory fee and other income	107	78	29	1	10	—	225	—	225
Total adjusted revenues	1,558	690	1,162	656	22	(7)	4,081	1,424	5,505
Policyholder benefits	29	12	673	389	—	—	1,103	(1)	1,102
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(418)	(418)
Interest credited to policyholder account balances	582	298	86	165	—	—	1,131	3	1,134
Amortization of deferred policy acquisition costs	150	21	95	2	—	—	268	—	268
Non-deferrable insurance commissions	90	29	22	5	—	—	146	—	146
Advisory fee expenses	35	29	1	—	—	—	65	—	65
General operating expenses	96	109	149	20	85	—	459	152	611
Interest expense	—	—	—	—	132	(4)	128	7	135
Net (gain) loss on divestitures	—	—	—	—	—	—	—	1	1
Total benefits and expenses	982	498	1,026	581	217	(4)	3,300	(256)	3,044
Noncontrolling interests	—	—	—	—	32	—	32
Adjusted pre-tax operating income (loss)	$576	$192	$136	$75	$(163)	$(3)	$813
Adjustments to:
Total revenue							1,424
Total expenses							(256)
Noncontrolling interests							(32)
Income before income tax (benefit)							$2,461		$2,461
Three Months Ended September 30, 2022
Premiums	$56	$3	$417	$804	$20	$—	$1,300	$1	$1,301
Policy fees	192	101	393	49	—	—	735	—	735
Net investment income(a)	940	491	307	257	39	(3)	2,031	129	2,160
Net realized gains (losses)(a)(b)	—	—	—	—	132	—	132	1,966	2,098
Advisory fee and other income	108	74	28	—	31	—	241	3	244
Total adjusted revenues	1,296	669	1,145	1,110	222	(3)	4,439	2,099	6,538
Policyholder benefits	69	5	666	918	—	—	1,658	(2)	1,656
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(435)	(435)
Interest credited to policyholder account balances	492	289	84	85	—	—	950	4	954
Amortization of deferred policy acquisition costs	139	20	102	2	—	—	263	—	263
Non-deferrable insurance commissions	87	31	15	4	1	—	138	—	138
Advisory fee expenses	34	31	—	—	—	—	65	—	65
General operating expenses	100	103	154	18	97	1	473	105	578
Interest expense	—	—	—	—	144	(8)	136	13	149
Net (gain) loss on divestitures	—	—	—	—	—	—	—	(2)	(2)
Total benefits and expenses	921	479	1,021	1,027	242	(7)	3,683	(317)	3,366
Noncontrolling interests	—	—	—	—	(126)	—	(126)
Adjusted pre-tax operating income (loss)	$375	$190	$124	$83	$(146)	$4	$630
Adjustments to:
Total revenue							2,099
Total expenses							(317)
Noncontrolling interests							126
Income before income tax (benefit)							$3,172		$3,172

Corebridge | Third Quarter 2023 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Nine Months Ended September 30, 2023
Premiums	$173	$16	$1,317	$3,686	$59	$—	$5,251	$(2)	$5,249
Policy fees	528	304	1,117	145	—	—	2,094	—	2,094
Net investment income(a)	3,592	1,508	957	1,147	85	(18)	7,271	795	8,066
Net realized gains (losses)(a)(b)	—	—	—	—	—	—	—	(558)	(558)
Advisory fee and other income	318	230	84	1	40	—	673	—	673
Total adjusted revenues	4,611	2,058	3,475	4,979	184	(18)	15,289	235	15,524
Policyholder benefits	165	27	2,102	4,188	(3)	—	6,479	(6)	6,473
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(484)	(484)
Interest credited to policyholder account balances	1,654	883	253	421	—	—	3,211	27	3,238
Amortization of deferred policy acquisition costs	425	62	289	6	—	—	782	—	782
Non-deferrable insurance commissions	270	90	60	14	1	—	435	—	435
Advisory fee expenses	105	87	2	—	—	—	194	—	194
General operating expenses	308	334	475	64	261	—	1,442	355	1,797
Interest expense	—	—	—	—	433	(14)	419	22	441
Net (gain) loss on divestitures	—	—	—	—	—	—	—	(55)	(55)
Total benefits and expenses	2,927	1,483	3,181	4,693	692	(14)	12,962	(141)	12,821
Noncontrolling interests	—	—	—	—	46	—	46
Adjusted pre-tax operating income (loss)	$1,684	$575	$294	$286	$(462)	$(4)	$2,373
Adjustments to:
Total revenue							235
Total expenses							(141)
Noncontrolling interests							(46)
Income before income tax expense (benefit)							$2,703		$2,703

Nine Months Ended September 30, 2022
Premiums	$172	$16	$1,282	$1,538	$62	$—	$3,070	$(23)	$3,047
Policy fees	563	319	1,167	145	—	—	2,194	—	2,194
Net investment income(a)	2,824	1,506	1,013	760	361	(13)	6,451	570	7,021
Net realized gains (losses)(a)(b)	—	—	—	—	143	—	143	7,362	7,505
Advisory fee and other income	346	232	94	1	101	—	774	27	801
Total adjusted revenues	3,905	2,073	3,556	2,444	667	(13)	12,632	7,936	20,568
Policyholder benefits	212	28	2,144	1,880	—	—	4,264	(11)	4,253
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(713)	(713)
Interest credited to policyholder account balances	1,412	859	256	215	—	—	2,742	(3)	2,739
Amortization of deferred policy acquisition costs	384	59	310	5	—	—	758	—	758
Non-deferrable insurance commissions	265	89	62	15	2	—	433	—	433
Advisory fee expenses	106	95	—	—	—	—	201	—	201
General operating expenses	318	332	479	55	297	2	1,483	258	1,741
Interest expense	—	—	—	—	349	(29)	320	37	357
Net (gain) loss on divestitures	—	—	—	—	—	—	—	1	1
Total benefits and expenses	2,697	1,462	3,251	2,170	648	(27)	10,201	(431)	9,770
Noncontrolling interests	—	—	—	—	(281)	—	(281)
Adjusted pre-tax operating income (loss)	$1,208	$611	$305	$274	$(262)	$14	$2,150
Adjustments to:
Total revenue							7,936
Total expenses							(431)
Noncontrolling interests							281
Income before income tax expense (benefit)							$10,798		$10,798
(a)Adjustments include Fortitude Re activity of $1,085 million and $1,531 million for the three months ended September 30, 2023 and 2022, respectively, and $736 million and $7,039 million for the nine months ended September 30, 2023 and 2022, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.

Corebridge | Third Quarter 2023 Form 10-Q 20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Held-For-Sale Classification

4. Held-For-Sale Classification
HELD-FOR-SALE CLASSIFICATION
We report and classify a business as held-for-sale (“Held-For-Sale Business”) when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A Held-For-Sale Business is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized.
Assets and liabilities related to a Held-For-Sale Business are segregated and reported in Assets held-for-sale and Liabilities held-for-sale, respectively, in our Condensed Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. At September 30, 2023, the following businesses were reported and classified as held-for-sale:
AIG Life (United Kingdom)
To further simplify Corebridge’s business model, on September 25, 2023, Corebridge announced that it entered into a definitive agreement to sell its subsidiary, AIG Life (United Kingdom), to Aviva plc for £460 million in cash, subject to certain adjustments. The sale is expected to close in the first half of 2024, subject to regulatory approvals and other customary closing conditions. The results of AIG Life (United Kingdom) are reported in the Life segment.
Laya and Other
To further simplify Corebridge’s business model, on August 3, 2023, Corebridge announced that it entered into a definitive agreement to sell its subsidiary, Laya, to AXA for €650 million in cash, subject to certain adjustments. The transaction closed on October 31, 2023. The results of Laya are reported in the Life segment.
Other primarily consists of owner occupied real estate.
The following table summarizes the components of assets and liabilities held-for-sale on the Condensed Consolidated Balance Sheet at September 30, 2023 after elimination of intercompany balances:

September 30, 2023	AIG Life (United Kingdom)	Laya and Other	Total
(in millions)
Assets:
Bonds available for sale	$137	$—	$137
Other invested assets	—	—	—
Short-term investments, including restricted cash of $22 million	32	76	108
Cash	2	15	17
Accrued investment income	3	—	3
Premiums and other receivables, net of allowance for credit losses and disputes	127	15	142
Reinsurance assets - other, net of allowance for credit losses and disputes	794	—	794
Deferred income taxes	35	1	36
Deferred policy acquisition costs	755	—	755
Other assets, net of allowance for credit losses	109	139	248
Total assets held for sale	$1,994	$246	$2,240
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$592	$—	$592
Other policy funds	—	40	40
Other liabilities	989	36	1,025
Total liabilities held for sale	$1,581	$76	$1,657

Corebridge | Third Quarter 2023 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

5. Fair Value Measurements
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

Corebridge | Third Quarter 2023 Form 10-Q 22

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

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
Projected cash flows are discounted using the interest rate swap curve (“swap curve”), which is viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, SOFR or LIBOR) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of MRBs and embedded derivatives associated with variable annuity, fixed annuity, fixed index annuity and life contracts. The NPA reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows. The NPA is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our insurance companies. The corporate credit indices are observable for the first 30 years. For years 30 to 50, the yield is derived using market observable yields. Yields for years 50 to 100 are extrapolated using a flat forward approach, maintaining a constant forward spread through the period. MRBs are measured using a NPA that is a locked-in estimate of our claims-paying ability at policy issue (“locked-in NPA”) as well as a NPA that reflects an estimate of our current claims-paying ability (“current NPA”).
When MRBs are remeasured each period, both the interest rates and current NPA are updated. Changes in the swap curve and the time value accretion of the at-issue NPA are recorded to net income while the difference between the MRBs measured using the at-issue NPA and the current NPA is recorded to OCI. For embedded derivatives, changes in the interest rates and the period-over-period change in the NPA are recorded to net income.

Corebridge | Third Quarter 2023 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$—	$1,100	$—	$—	$—	$1,100
Obligations of states, municipalities and political subdivisions	—	4,640	762	—	—	5,402
Non-U.S. governments	—	3,699	—	—	—	3,699
Corporate debt	—	94,191	1,184	—	—	95,375
RMBS(b)	—	7,054	5,727	—	—	12,781
CMBS	—	9,087	513	—	—	9,600
CLO(c)	—	8,731	1,787	—	—	10,518
ABS	—	876	12,027	—	—	12,903
Total bonds available for sale	—	129,378	22,000	—	—	151,378
Other bond securities:
U.S. government and government sponsored entities	—	—	—	—	—	—
Obligations of states, municipalities and political subdivisions	—	42	1	—	—	43
Non-U.S. governments	—	12	—	—	—	12
Corporate debt	—	2,219	176	—	—	2,395
RMBS(d)	—	68	106	—	—	174
CMBS	—	210	24	—	—	234
CLO(e)	—	347	69	—	—	416
ABS	—	83	829	—	—	912
Total other bond securities	—	2,981	1,205	—	—	4,186
Equity securities	80	—	46	—	—	126
Other invested assets(f)	—	—	1,990	—	—	1,990
Derivative assets:
Interest rate contracts	—	1,727	521	—	—	2,248
Foreign exchange contracts	—	1,458	—	—	—	1,458
Equity contracts	4	1,041	372	—	—	1,417
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	16	—	—	16
Counterparty netting and cash collateral	—	—	—	(3,680)	(1,187)	(4,867)
Total derivative assets	4	4,226	909	(3,680)	(1,187)	272
Short-term investments	10	1,618	—	—	—	1,628
Market risk benefit assets	—	—	978	—	—	978
Separate account assets	81,568	3,156	—	—	—	84,724
Total (i)	$81,662	$141,359	$27,128	$(3,680)	$(1,187)	$245,282
Liabilities:
Policyholder contract deposits(g)	$—	$151	$6,327	$—	$—	$6,478
Derivative liabilities:
Interest rate contracts	—	4,163	—	—	—	4,163
Foreign exchange contracts	—	273	—	—	—	273
Equity contracts	6	844	4	—	—	854
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	—	—	—	—
Counterparty netting and cash collateral	—	—	—	(3,680)	(1,520)	(5,200)
Total derivative liabilities	6	5,280	4	(3,680)	(1,520)	90
Fortitude Re funds withheld payable(h)	—	—	203	—	—	203
Market risk benefit liabilities	—	—	4,519	—	—	4,519
Debt of consolidated investment entities	—	—	—	—	—	—
Total	$6	$5,431	$11,053	$(3,680)	$(1,520)	$11,290

Corebridge | Third Quarter 2023 Form 10-Q 24

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

December 31, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$—	$1,198	$—	$—	$—	$1,198
Obligations of states, municipalities and political subdivisions	—	5,121	805	—	—	5,926
Non-U.S. governments	—	4,392	—	—	—	4,392
Corporate debt	—	102,724	1,968	—	—	104,692
RMBS(b)	—	6,274	5,670	—	—	11,944
CMBS	—	9,350	718	—	—	10,068
CLO(c)	—	6,516	1,670	—	—	8,186
ABS	—	792	9,595	—	—	10,387
Total bonds available for sale	—	136,367	20,426	—	—	156,793
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	37	—	—	—	37
Non-U.S. governments	—	22	—	—	—	22
Corporate debt	—	1,805	417	—	—	2,222
RMBS(d)	—	58	107	—	—	165
CMBS	—	204	28	—	—	232
CLO(e)	—	268	11	—	—	279
ABS	—	71	741	—	—	812
Total other bond securities	—	2,465	1,304	—	—	3,769
Equity securities	141	3	26	—	—	170
Other invested assets(f)	—	—	1,832	—	—	1,832
Derivative assets:
Interest rate contracts	1	1,269	303	—	—	1,573
Foreign exchange contracts	—	1,247	—	—	—	1,247
Equity contracts	11	124	282	—	—	417
Credit contracts	—	—	—	—	—	—
Other contracts	—	1	14	—	—	15
Counterparty netting and cash collateral	—	—	—	(2,547)	(406)	(2,953)
Total derivative assets	12	2,641	599	(2,547)	(406)	299
Short-term investments	1	1,356	—	—	—	1,357
Market risk benefit assets	—	—	796	—	—	796
Separate account assets	81,655	3,198	—	—	—	84,853
Total	$81,809	$146,030	$24,983	$(2,547)	$(406)	$249,869
Liabilities:
Policyholder contract deposits(g)	$—	$97	$5,367	$—	$—	$5,464
Derivative liabilities:
Interest rate contracts	—	2,676	—	—	—	2,676
Foreign exchange contracts	—	632	—	—	—	632
Equity contracts	2	10	15	—	—	27
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	—	—	—	—
Counterparty netting and cash collateral	—	—	—	(2,547)	(691)	(3,238)
Total derivative liabilities	2	3,318	15	(2,547)	(691)	97
Fortitude Re funds withheld payable(h)	—	—	1,262	—	—	1,262
Market risk benefit liabilities	—	—	4,736	—	—	4,736
Debt of consolidated investment entities	—	—	6	—	—	6
Total	$2	$3,415	$11,386	$(2,547)	$(691)	$11,565
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Includes investments in residential-backed mortgage securities (“RMBS”) issued by related parties of $34 million and $2 million classified as Level 2 and Level 3, respectively, as of September 30, 2023. Additionally, includes investments in RMBS issued by related parties of $37 million and $2 million classified as Level 2 and Level 3, respectively, as of December 31, 2022.
(c)Includes investments in collateralized loan obligations (“CLOs”) issued by related parties of $15 million as Level 3, as of September 30, 2023. There were no investments in CLOs issued by related parties as of December 31, 2022.
(d)Includes less than $1 million of investments in RMBS issued by related parties classified as Level 2 as of September 30, 2023 and December 31, 2022.
(e)There were no investments in CLOs issued by related parties as of September 30, 2023 and December 31, 2022.

Corebridge | Third Quarter 2023 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(f)Excludes investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent), which totaled $5.9 billion and $6.0 billion as of September 30, 2023 and December 31, 2022, respectively.
(g)Excludes basis adjustments for fair value hedges.
(h)As discussed in Note 8, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by and continue to reside on Corebridge’s Condensed Consolidated Balance Sheets. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by Corebridge, which are primarily available-for-sale securities.
(i)Excludes $141 million of assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets. See Note 4 for additional information.
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and nine months ended September 30, 2023 and 2022 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2023 and 2022:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$853	$(2)	$(77)	$(12)	$—	$—	$—	$762	$—	$(81)
Corporate debt	1,303	(3)	(65)	(13)	147	(185)	—	1,184	—	(70)
RMBS	5,753	74	(66)	(13)	1	(22)	—	5,727	—	(106)
CMBS	505	5	(28)	(2)	33	—	—	513	—	(27)
CLO	1,708	24	32	(40)	2	(11)	72	1,787	—	34
ABS	11,127	41	(167)	477	551	(2)	—	12,027	—	(153)
Total bonds available for sale	21,249	139	(371)	397	734	(220)	72	22,000	—	(403)
Other bond securities:
Obligations of states, municipalities and political subdivisions	3	—	—	(2)	—	—	—	1	—	—
Corporate debt	110	1	—	65	—	—	—	176	3	—
RMBS	112	(4)	—	(2)	—	—	—	106	(4)	—
CMBS	26	(2)	—	—	—	—	—	24	(3)	—
CLO	25	5	—	(3)	—	(2)	44	69	3	—
ABS	864	(2)	—	(33)	—	—	—	829	(10)	—
Total other bond securities	1,140	(2)	—	25	—	(2)	44	1,205	(11)	—
Equity securities	44	—	—	1	1	—	—	46	—	—
Other invested assets	1,914	(17)	(13)	72	34	—	—	1,990	(14)	—
Total(a)	$24,347	$120	$(384)	$495	$769	$(222)	$116	$25,241	$(25)	$(403)

Corebridge | Third Quarter 2023 Form 10-Q 26

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$6,813	$(716)	$—	$230	$—	$—	$—	$6,327	$972	$—
Derivative liabilities, net:
Interest rate contracts	(328)	(183)	—	(10)	—	—	—	(521)	150	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(639)	244	—	(121)	—	—	148	(368)	(148)	—
Credit contracts	—	—	—	—	—	—	—	—	—	—
Other contracts	(15)	(16)	—	15	—	—	—	(16)	16	—
Total derivative liabilities, net(b)	(982)	45	—	(116)	—	—	148	(905)	18	—
Fortitude Re funds withheld payable	1,460	(1,080)	—	(177)	—	—	—	203	1,061	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$7,291	$(1,751)	$—	$(63)	$—	$—	$148	$5,625	$2,051	$—

Corebridge | Third Quarter 2023 Form 10-Q 27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other(d)	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$931	$—	$(106)	$(34)	$1	$(7)	$—	$785	$—	$(165)
Corporate debt	1,836	(28)	(32)	(207)	1,360	(118)	—	2,811	—	(42)
RMBS	6,144	73	(203)	(179)	1	(9)	—	5,827	—	(177)
CMBS	766	—	(28)	(55)	12	(11)	—	684	—	(37)
CLO	2,798	(52)	(3)	(320)	222	(316)	(701)	1,628	—	(36)
ABS	8,304	22	(416)	547	107	—	—	8,564	—	(450)
Total bonds available for sale	20,779	15	(788)	(248)	1,703	(461)	(701)	20,299	—	(907)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—	—	—	—	—	—	—
Corporate debt	461	(4)	—	65	29	(1)	—	550	(7)	—
RMBS	119	(4)	—	4	—	—	—	119	(4)	—
CMBS	29	(2)	—	—	—	—	—	27	(3)	—
CLO	130	20	—	(125)	12	(16)	1,345	1,366	(2)	—
ABS	704	(30)	—	54	—	—	—	728	(36)	—
Total other bond securities	1,443	(20)	—	(2)	41	(17)	1,345	2,790	(52)	—
Equity securities	7	—	—	7	—	—	—	14	—	—
Other invested assets	1,803	58	(25)	(124)	—	(22)	—	1,690	39	—
Total(a)	$24,032	$53	$(813)	$(367)	$1,744	$(500)	$644	$24,793	$(13)	$(907)

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$4,728	$(274)	$—	$289	$—	$—	$—	$4,743	$287	$—
Derivative liabilities, net:
Interest rate contracts	(137)	(27)	—	(41)	—	—	—	(205)	29	—
Foreign exchange contracts	—	(1)	—	1	—	—	—	—	1	—
Equity contracts	(145)	94	—	(102)	—	—	—	(153)	(89)	—
Credit contracts	—	—	—	—	—	—	—	—	—	—
Other contracts	(15)	(16)	—	15	—	—	—	(16)	16	—
Total derivative liabilities, net(b)	(297)	50	—	(127)	—	—	—	(374)	(43)	—
Fortitude Re funds withheld payable	2,349	(1,463)	—	(89)	—	—	—	797	1,506	—
Debt of consolidated investment entities	6	(3)	—	2	—	—	—	5	—	—
Total(c)	$6,786	$(1,690)	$—	$75	$—	$—	$—	$5,171	$1,750	$—

Corebridge | Third Quarter 2023 Form 10-Q 28

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$805	$(2)	$(26)	$(15)	$—	$—	$—	$762	$—	$(54)
Corporate debt	1,968	(95)	(23)	(40)	358	(968)	(16)	1,184	—	(52)
RMBS	5,670	230	27	(195)	33	(38)	—	5,727	—	(41)
CMBS	718	5	(69)	(42)	57	(156)	—	513	—	(98)
CLO	1,670	(21)	58	(85)	67	(165)	263	1,787	—	(13)
ABS	9,595	136	(1)	1,717	589	(9)	—	12,027	—	(36)
Total bonds available for sale	20,426	253	(34)	1,340	1,104	(1,336)	247	22,000	—	(294)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	1	—	—	—	1	—	—
Corporate debt	417	2	—	(51)	—	(192)	—	176	2	—
RMBS	107	2	—	(3)	—	—	—	106	(1)	—
CMBS	28	(4)	—	—	—	—	—	24	(4)	—
CLO	11	14	—	(49)	39	(44)	98	69	3	—
ABS	741	18	—	105	—	(35)	—	829	(4)	—
Total other bond securities	1,304	32	—	3	39	(271)	98	1,205	(4)	—
Equity securities	26	—	—	26	1	(7)	—	46	—	—
Other invested assets	1,832	(80)	(6)	210	34	—	—	1,990	(77)	—
Total(a)	$23,588	$205	$(40)	$1,579	$1,178	$(1,614)	$345	$25,241	$(81)	$(294)

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,367	$94	$—	$866	$—	$—	$—	$6,327	$296	$—
Derivative liabilities, net:
Interest rate contracts	(303)	(68)	—	(150)	—	—	—	(521)	95	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(267)	44	—	(436)	—	—	291	(368)	(8)	—
Credit contracts	—	—	—	—	—	—	—	—	—	—
Other contracts	(14)	(48)	—	46	—	—	—	(16)	48	—
Total derivative liabilities, net(b)	(584)	(72)	—	(540)	—	—	291	(905)	135	—
Fortitude Re funds withheld payable	1,262	(177)	—	(882)	—	—	—	203	641	—
Debt of consolidated investment entities	6	1	—	(7)	—	—	—	—	—	—
Total(c)	$6,051	$(154)	$—	$(563)	$—	$—	$291	$5,625	$1,072	$—

Corebridge | Third Quarter 2023 Form 10-Q 29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other(d)	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,395	$1	$(527)	$(94)	$17	$(7)	$—	$785	$—	$(317)
Corporate debt	1,907	(45)	(146)	(190)	1,664	(379)	—	2,811	—	(149)
RMBS	7,595	231	(908)	(672)	1	(420)	—	5,827	—	(843)
CMBS	1,072	13	(127)	20	12	(306)	—	684	—	(130)
CLO	3,038	(71)	(167)	(238)	1,254	(1,487)	(701)	1,628	—	(167)
ABS	7,400	62	(1,237)	2,252	107	(20)	—	8,564	—	(1,321)
Total bonds available for sale	22,407	191	(3,112)	1,078	3,055	(2,619)	(701)	20,299	—	(2,927)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—	—	—	—	—	—	—
Corporate debt	134	(9)	—	190	251	(16)	—	550	(8)	—
RMBS	106	(13)	—	26	—	—	—	119	(24)	—
CMBS	33	(6)	—	—	—	—	—	27	(5)	—
CLO	149	(1)	—	(131)	69	(65)	1,345	1,366	(264)	—
ABS	205	(72)	—	595	—	—	—	728	(94)	—
Total other bond securities	627	(101)	—	680	320	(81)	1,345	2,790	(395)	—
Equity securities	2	—	—	11	1	—	—	14	—	—
Other invested assets	1,892	301	(51)	(295)	24	(181)	—	1,690	310	—
Total(a)	$24,928	$391	$(3,163)	$1,474	$3,400	$(2,881)	$644	$24,793	$(85)	$(2,927)
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,572	$(1,477)	$—	$648	$—	$—	$—	$4,743	$1,724	$—
Derivative liabilities, net:
Interest rate contracts	—	(22)	—	(183)	—	—	—	(205)	21	—
Foreign exchange contracts	—	(1)	—	1	—	—	—	—	1	—
Equity contracts	(457)	482	—	(178)	—	—	—	(153)	(272)	—
Credit contracts	(1)	1	—	—	—	—	—	—	—	—
Other contracts	(12)	(46)	—	42	—	—	—	(16)	47	—
Total derivative liabilities, net(b)	(470)	414	—	(318)	—	—	—	(374)	(203)	—
Fortitude Re funds withheld payable	7,974	(6,694)	—	(483)	—	—	—	797	7,009	—
Debt of consolidated investment entities	5	—	—	—	—	—	—	5	—	—
Total(c)	$13,081	$(7,757)	$—	$(153)	$—	$—	$—	$5,171	$8,530	$—
(a)Excludes MRB assets of $978 million at September 30, 2023 and $743 million at September 30, 2022. Refer to Note 15 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $4.5 billion at September 30, 2023 and $4.6 billion at September 30, 2022. Refer to Note 15 for additional information.
(d)On September 9, 2022, certain of our insurance companies purchased from AIG senior debt issued by, as well as 100% of the ownership interests in, special purpose entities that held collateralized debt obligations. As a result of these transactions, we own all of the interests related to these investments and consolidate them in our financial statements.

Corebridge | Third Quarter 2023 Form 10-Q 30

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income	Net Realized and Unrealized Gains (Losses)	Interest Expense	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended September 30, 2023
Assets:
Bonds available for sale	$—	$162	$(23)	$—	$—	$139
Other bond securities	—	(2)	—	—	—	(2)
Equity securities	—	—	—	—	—	—
Other invested assets	—	(14)	(3)	—	—	(17)
Three Months Ended September 30, 2022
Assets:
Bonds available for sale	$—	$68	$(53)	$—	$—	$15
Other bond securities	—	(20)	—	—	—	(20)
Equity securities	—	—	—	—	—	—
Other invested assets	—	58	—	—	—	58
Nine Months Ended September 30, 2023
Assets:
Bonds available for sale	$—	$312	$(59)	$—	$—	$253
Other bond securities	—	32	—	—	—	32
Equity securities	—	—	—	—	—	—
Other invested assets	—	(78)	(2)	—	—	(80)
Nine Months Ended September 30, 2022
Assets:
Bonds available for sale	$—	$291	$(100)	$—	$—	$191
Other bond securities	—	(101)	—	—	—	(101)
Equity securities	—	—	—	—	—	—
Other invested assets	—	301	—	—	—	301

Corebridge | Third Quarter 2023 Form 10-Q 31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(in millions)	Policy Fees	Net Investment Income	Net Realized and Unrealized Gains (Losses)	Interest Expense	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended September 30, 2023
Liabilities:
Policyholder contract deposits(b)	$—	$—	$716	$—	$—	$716
Derivative liabilities, net	16	—	(265)	—	204	(45)
Fortitude Re funds withheld payable	—	—	1,080	—	—	1,080
Market risk benefit liabilities, net(c)	—	—	1	—	879	880
Debt of consolidated investment entities	—	—	—	—	—	—
Three Months Ended September 30, 2022
Liabilities:
Policyholder contract deposits(b)	$—	$—	$274	$—	$—	$274
Derivative liabilities, net	17	—	(120)	—	53	(50)
Fortitude Re funds withheld payable	—	—	1,463	—	—	1,463
Market risk benefit liabilities, net(c)	—	—	2	—	720	722
Debt of consolidated investment entities	—	—	—	3	—	3
Nine Months Ended September 30, 2023
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(94)	$—	$—	$(94)
Derivative liabilities, net	47	—	(34)	—	59	72
Fortitude Re funds withheld payable	—	—	177	—	—	177
Market risk benefit liabilities, net(c)	—	—	4	—	1,676	1,680
Debt of consolidated investment entities	—	(1)	—	—	—	(1)
Nine Months Ended September 30, 2022
Liabilities:
Policyholder contract deposits(b)	$—	$—	$1,477	$—	$—	$1,477
Derivative liabilities, net	46	—	(600)	—	140	(414)
Fortitude Re funds withheld payable	—	—	6,694	—	—	6,694
Market risk benefit liabilities, net(c)	—	—	10	—	1,677	1,687
Debt of consolidated investment entities	—	—	—	—	—	—
(a) The portion of the fair value change attributable to our own credit risk is recognized in OCI.
(b) Primarily embedded derivatives.
(c) Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | Third Quarter 2023 Form 10-Q 32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and nine months ended September 30, 2023 and 2022 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Three Months Ended September 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$(12)	$—	$(12)
Corporate debt	192	(30)	(175)	(13)
RMBS	175	—	(188)	(13)
CMBS	—	—	(2)	(2)
CLO	18	(7)	(51)	(40)
ABS	510	—	(33)	477
Total bonds available for sale	895	(49)	(449)	397
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	(2)	—	(2)
Corporate debt	89	—	(24)	65
RMBS	—	—	(2)	(2)
CMBS	—	—	—	—
CLO	—	—	(3)	(3)
ABS	35	(8)	(60)	(33)
Total other bond securities	124	(10)	(89)	25
Equity securities	1	—	—	1
Other invested assets	74	—	(2)	72
Total assets*	$1,094	$(59)	$(540)	$495
Liabilities:
Policyholder contract deposits	$—	$348	$(118)	$230
Derivative liabilities, net	(28)	—	(88)	(116)
Fortitude Re funds withheld payable	—	—	(177)	(177)
Debt of consolidated investment entities	—	—	—	—
Total liabilities	$(28)	$348	$(383)	$(63)
Three Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$(34)	$(34)
Corporate debt	21	(39)	(189)	(207)
RMBS	56	—	(235)	(179)
CMBS	—	—	(55)	(55)
CLO	165	(25)	(460)	(320)
ABS	416	—	131	547
Total bonds available for sale	658	(64)	(842)	(248)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	4	(3)	64	65
RMBS	7	—	(3)	4
CMBS	—	—	—	—
CLO	1	(123)	(3)	(125)
ABS	62	—	(8)	54
Total other bond securities	74	(126)	50	(2)
Equity securities	6	—	1	7
Other invested assets	28	—	(152)	(124)
Total assets*	$766	$(190)	$(943)	$(367)

Corebridge | Third Quarter 2023 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Liabilities:
Policyholder contract deposits	$—	$239	$50	$289
Derivative liabilities, net	(126)	—	(1)	(127)
Fortitude Re funds withheld payable	—	—	(89)	(89)
Debt of consolidated investment entities	—	—	2	2
Total liabilities	$(126)	$239	$(38)	$75

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Nine Months Ended September 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$(12)	$(3)	$(15)
Corporate debt	222	(30)	(232)	(40)
RMBS	406	(42)	(559)	(195)
CMBS	9	(27)	(24)	(42)
CLO	100	(7)	(178)	(85)
ABS	1,713	—	4	1,717
Total bonds available for sale	2,450	(118)	(992)	1,340
Other bond securities:
Obligations of states, municipalities and political subdivisions	3	(2)	—	1
Corporate debt	156	—	(207)	(51)
RMBS	6	—	(9)	(3)
CMBS	—	—	—	—
CLO	1	—	(50)	(49)
ABS	148	(8)	(35)	105
Total other bond securities	314	(10)	(301)	3
Equity securities	26	—	—	26
Other invested assets	225	—	(15)	210
Total assets*	$3,015	$(128)	$(1,308)	$1,579
Liabilities:
Policyholder contract deposits	$—	$1,076	$(210)	$866
Derivative liabilities, net	(229)	—	(311)	(540)
Fortitude Re funds withheld payable	—	—	(882)	(882)
Debt of consolidated investment entities	—	—	(7)	(7)
Total liabilities	$(229)	$1,076	$(1,410)	$(563)

Corebridge | Third Quarter 2023 Form 10-Q 34

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Nine Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$(59)	$(35)	$(94)
Corporate debt	25	(39)	(176)	(190)
RMBS	327	—	(999)	(672)
CMBS	98	—	(78)	20
CLO	337	(25)	(550)	(238)
ABS	2,365	—	(113)	2,252
Total bonds available for sale	3,152	(123)	(1,951)	1,078
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	29	(3)	164	190
RMBS	37	—	(11)	26
CMBS	—	—	—	—
CLO	14	(123)	(22)	(131)
ABS	609	—	(14)	595
Total other bond securities	689	(126)	117	680
Equity securities	10	—	1	11
Other invested assets	537	—	(832)	(295)
Total assets*	$4,388	$(249)	$(2,665)	$1,474
Liabilities:
Policyholder contract deposits	$—	$656	$(8)	$648
Derivative liabilities, net	(290)	—	(28)	(318)
Fortitude Re funds withheld payable	—	—	(483)	(483)
Debt of consolidated investment entities	—	—	—	—
Total liabilities	$(290)	$656	$(519)	$(153)
* There were no issuances during the three and nine months ended September 30, 2023 and 2022 for invested assets.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2023 and 2022 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $6 million and $(26) million of net gains (losses) related to assets transferred into Level 3 during the three months ended September 30, 2023 and 2022, respectively, and $13 million and $(79) million of net gains (losses) related to assets transferred into Level 3 during the nine months ended September 30, 2023 and 2022, respectively, and includes $(22) million and $(30) million of net gains (losses) related to assets transferred out of Level 3 during the three months ended September 30, 2023 and 2022, respectively, and $(12) million and $(113) million of net gains (losses) related to assets transferred out of Level 3 during the nine months ended September 30, 2023 and 2022, respectively.
Transfers of Level 3 Assets
During the three and nine months ended September 30, 2023 and 2022, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage-backed securities (“CMBS”), RMBS, CLO, asset backed securities (“ABS”) and certain investments in municipal securities. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

Corebridge | Third Quarter 2023 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

During the three and nine months ended September 30, 2023 and 2022, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO and ABS. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no transfers of derivative or other liabilities into or out of Level 3 for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, transfers of Level 3 liabilities primarily included certain equity derivatives.
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

(in millions)	Fair Value at September 30, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$739	Discounted cash flow	Yield	5.64% - 6.05% (5.85%)
Corporate debt	$1,085	Discounted cash flow	Yield	5.39% - 9.00% (7.19%)
RMBS(c)	$3,455	Discounted cash flow	Prepayment Speed	3.90% - 8.91% (6.41%)
			Default Rate	0.75% - 2.40% (1.58%)
			Yield	5.38% - 7.31% (6.34%)
			Loss Severity	44.26% - 77.73% (60.99%)
CLO(c)	$1,460	Discounted cash flow	Yield	7.45% - 9.17% (7.83%)
ABS(c)	$10,154	Discounted cash flow	Yield	6.40% - 8.33% (7.36%)
CMBS	$450	Discounted cash flow	Yield	5.69% - 16.31% (10.95%)
Market risk benefit assets	$978	Discounted cash flow	Equity volatility	6.65% - 52.35%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.62% - 2.08%
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$1,835	Discounted cash flow	Equity volatility	6.65% - 52.35%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.62% - 2.08%
Fixed annuities guaranteed benefits	$824	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(h)	90.00% - 97.50%
			NPA(g)	0.62% - 2.08%

Corebridge | Third Quarter 2023 Form 10-Q 36

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value at September 30, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Fixed index annuities guaranteed benefits	$1,860	Discounted cash flow	Equity volatility	6.65% - 52.35%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.62% - 2.08%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$5,573	Discounted cash flow	Equity volatility	6.65% - 52.35%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.62% - 2.08%
Index Life	$754	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity Volatility	5.75% - 21.25%
			NPA(g)	0.62% - 2.08%

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$780	Discounted cash flow	Yield	5.33% - 5.92% (5.63%)
Corporate debt	$1,988	Discounted cash flow	Yield	4.90% - 9.54% (7.22%)
RMBS(c)	$3,725	Discounted cash flow	Constant prepayment rate	4.84% - 10.35% (7.60%)
			Loss severity	45.01% - 77.28% (61.14%)
			Constant default rate	0.79% - 2.67% (1.73%)
			Yield	5.95% - 7.72% (6.84%)
CLO(c)	$1,547	Discounted cash flow	Yield	7.13% - 7.59% (7.36%)
ABS(c)	$6,591	Discounted cash flow	Yield	6.01% - 7.96% (6.98%)
CMBS	$663	Discounted cash flow	Yield	4.72% - 10.21% (7.46%)
Market risk benefit assets	$796	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%

Corebridge | Third Quarter 2023 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$2,358	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Fixed annuities guaranteed benefits	$680	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.16%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(h)	90.00% - 97.50%
			NPA(g)	0.00% - 2.03%
Fixed index annuities guaranteed benefits	$1,698	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 5.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$4,657	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 5.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Index Life	$710	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.75% - 23.63%
			NPA(g)	0.00% - 2.03%
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
(d)The Fortitude Re funds withheld payable has been excluded from the above table. As discussed in Note 8, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by and continue to reside on Corebridge’s Condensed Consolidated Balance Sheets. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by Corebridge. Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the invested assets supporting the reinsurance agreements that are held on Corebridge’s Condensed Consolidated Balance Sheets.
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

Corebridge | Third Quarter 2023 Form 10-Q 38

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(h)The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders. The total embedded derivative liability at September 30, 2023 and December 31, 2022 was approximately $1.2 billion and $1.1 billion, respectively.
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $1.2 billion and $1.1 billion at September 30, 2023 and December 31, 2022, respectively.
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

Corebridge | Third Quarter 2023 Form 10-Q 39

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

		September 30, 2023		December 31, 2022
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,389	$1,707	$2,014	$1,719
Real estate	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	1,059	565	1,082	549
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	203	98	212	118
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	487	66	510	40
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	152	42	443	78
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	1,148	207	902	284
Total private equity funds		5,438	2,685	5,163	2,788

Corebridge | Third Quarter 2023 Form 10-Q 40

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

		September 30, 2023		December 31, 2022
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	4	—	5	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	252	—	335	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	98	—	366	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	97	—	178	—
Total hedge funds		451	—	884	—
Total		$5,889	$2,685	$6,047	$2,788
Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments.
The majority of our hedge fund investments are redeemable upon a single month or quarter’s notice, though redemption terms vary from single, immediate withdrawals, to withdrawals staggered up to eight quarters. Some of the portfolio consists of illiquid run-off or “side-pocket” positions whose liquidation horizons are uncertain and likely beyond a year after submission of the redemption notice.
FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value options:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Assets:
Other bond securities(a)	$(28)	$(182)	$101	$(477)
Alternative investments(b)	35	(37)	116	160
Total assets	7	(219)	217	(317)
Liabilities:
Policyholder contract deposits(c)	6	7	8	22
Debt of consolidated investment entities	—	3	—	—
Total liabilities	6	10	8	22
Total gain (loss)	$13	$(209)	$225	$(295)
(a)Includes certain securities supporting the funds withheld arrangements with Fortitude Re. For additional information regarding the gains and losses for Other bond securities, see Note 6. For additional information regarding the funds withheld arrangements with Fortitude Re, see Note 8.
(b)Includes certain hedge funds, private equity funds and other investment partnerships.
(c)Represents GICs.
We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of non-performance such as cash collateral posted.
We have elected the fair value option on certain debt securities issued by Corebridge or its affiliates. As of September 30, 2023, and December 31, 2022, the fair value was $0 million and $6 million, respectively. This relates to interest only notes issued by residential mortgage loan securitization structures for which the principal of the notes is a reference amount only and its repayment is not expected. The aforementioned principal reference amounts are $1 million and $655 million as of September 30, 2023 and December 31, 2022, respectively.

Corebridge | Third Quarter 2023 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2023	2022	2023	2022
September 30, 2023
Other investments	$—	$—	$46	$46	$9	$11	$9	$11
Total	$—	$—	$46	$46	$9	$11	$9	$11
December 31, 2022
Other investments	$—	$—	$12	$12
Total	$—	$—	$12	$12
* Mortgage and other loans receivable are carried at lower of cost or fair value.
At September 30, 2023, Corebridge had no loans held for sale which are carried at fair value, determined on an individual loan basis. There is no associated impairment charge.
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

Corebridge | Third Quarter 2023 Form 10-Q 42

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
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
September 30, 2023
Assets:
Mortgage and other loans receivable	$—	$29	$41,819	$41,848	$46,054
Other invested assets	—	268	—	268	268
Short-term investments(a)	—	3,102	—	3,102	3,102
Cash(b)	569	—	—	569	569
Other assets	9	—	—	9	9
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	97	132,378	132,475	140,107
Fortitude Re funds withheld payable	—	—	24,132	24,132	24,132
Other liabilities	—	733	—	733	733
Short-term debt	—	1,000	—	1,000	1,000
Long-term debt	—	7,483	—	7,483	8,371
Debt of consolidated investment entities	—	89	2,250	2,339	2,596
Separate account liabilities - investment contracts	—	80,907	—	80,907	80,907
December 31, 2022
Assets:
Mortgage and other loans receivable	$—	$31	$40,936	$40,967	$44,403
Other invested assets	—	222	—	222	222
Short-term investments	—	3,043	—	3,043	3,043
Cash	552	—	—	552	552
Other assets	4	8	—	12	12
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	119	129,174	129,293	137,086
Fortitude Re funds withheld payable	—	—	25,289	25,289	25,289
Other liabilities	—	3,056	—	3,056	3,056
Short-term debt	—	1,500	—	1,500	1,500
Long-term debt	—	7,172	—	7,172	7,868
Debt of consolidated investment entities	—	3,055	2,488	5,543	5,952
Separate account liabilities - investment contracts	—	80,649	—	80,649	80,649
(a) Excludes $104 million of assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets. See Note 4 for additional information.
(b) Excludes $17 million of assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets. See Note 4 for additional information.

Corebridge | Third Quarter 2023 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments

6. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs(a)	Allowance for Credit Losses(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(a)
September 30, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$1,422	$—	$3	$(325)	$1,100
Obligations of states, municipalities and political subdivisions	6,479	—	15	(1,092)	5,402
Non-U.S. governments	4,671	(3)	13	(982)	3,699
Corporate debt	118,243	(69)	439	(23,238)	95,375
Mortgage-backed, asset-backed and collateralized:
RMBS	13,312	(27)	587	(1,091)	12,781
CMBS	10,919	(10)	14	(1,323)	9,600
CLO	10,620	(1)	78	(179)	10,518
ABS	14,288	—	23	(1,408)	12,903
Total mortgage-backed, asset-backed and collateralized	49,139	(38)	702	(4,001)	45,802
Total bonds available for sale	$179,954	$(110)	$1,172	$(29,638)	$151,378

December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$1,405	$—	$17	$(224)	$1,198
Obligations of states, municipalities and political subdivisions	6,808	—	42	(924)	5,926
Non-U.S. governments	5,251	(5)	25	(879)	4,392
Corporate debt	124,068	(116)	729	(19,989)	104,692
Mortgage-backed, asset-backed and collateralized:
RMBS	12,267	(27)	574	(870)	11,944
CMBS	11,176	—	7	(1,115)	10,068
CLO	8,547	—	15	(376)	8,186
ABS	11,752	—	15	(1,380)	10,387
Total mortgage-backed, asset-backed and collateralized	43,742	(27)	611	(3,741)	40,585
Total bonds available for sale	$181,274	$(148)	$1,424	$(25,757)	$156,793
(a)     The table above includes available-for-sale securities issued by related parties. This includes RMBS which had a fair value of $36 million and $39 million, and an amortized cost of $42 million and $43 million as of September 30, 2023 and December 31, 2022, respectively. Additionally, this includes CLOs which had a fair value of $15 million and an amortized cost of $15 million as of September 30, 2023. There were no available-for-sale CLO securities issued by related parties as of December 31, 2022.
(b)    Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.

Corebridge | Third Quarter 2023 Form 10-Q 44

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

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$287	$158	$421	$167	$708	$325
Obligations of states, municipalities and political subdivisions	2,269	475	2,606	617	4,875	1,092
Non-U.S. governments	1,090	292	2,342	687	3,432	979
Corporate debt	34,822	8,978	53,095	14,210	87,917	23,188
RMBS	5,146	504	3,449	559	8,595	1,063
CMBS	4,476	651	4,179	668	8,655	1,319
CLO	2,940	59	4,040	120	6,980	179
ABS	5,199	385	6,239	1,023	11,438	1,408
Total bonds available for sale	$56,229	$11,502	$76,371	$18,051	$132,600	$29,553

December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$761	$224	$—	$—	$761	$224
Obligations of states, municipalities and political subdivisions	5,076	924	—	—	5,076	924
Non-U.S. governments	3,932	868	—	—	3,932	868
Corporate debt	82,971	16,866	11,143	3,070	94,114	19,936
RMBS	6,227	653	903	171	7,130	824
CMBS	7,902	797	1,708	318	9,610	1,115
CLO	5,573	234	2,007	142	7,580	376
ABS	6,998	854	2,271	526	9,269	1,380
Total bonds available for sale	$119,440	$21,420	$18,032	$4,227	$137,472	$25,647
At September 30, 2023, we held 16,375 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 10,813 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2022, we held 16,516 individual fixed maturity securities that were in an unrealized loss position (including 1,923 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2023 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
September 30, 2023
Due in one year or less	$2,206	$2,171
Due after one year through five years	21,584	20,546
Due after five years through ten years	24,083	21,016
Due after ten years	82,870	61,843
Mortgage-backed, asset-backed and collateralized	49,101	45,802
Total	$179,844	$151,378
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Corebridge | Third Quarter 2023 Form 10-Q 45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$14	$(23)	$11	$(115)	$98	$(441)	$104	$(593)

For the three and nine months ended September 30, 2023, the aggregate fair value of available for sale securities sold was $0.5 billion and $6.2 billion, respectively, which resulted in net realized gains (losses) of $(9) million and $(343) million, respectively. Included within the net realized gains (losses) are $(5) million and $(68) million of realized gains (losses) for the three and nine months ended September 30, 2023, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in net realized gains (losses) on Fortitude Re funds withheld assets.
For the three and nine months ended September 30, 2022, the aggregate fair value of available-for-sale securities sold was $1.0 billion and $8.6 billion, respectively, which resulted in net realized gains (losses) of $(104) million and $(489) million, respectively. Included within the net realized gains (losses) are $(62) million and $(185) million of realized gains (losses) for the three and nine months ended September 30, 2022, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	September 30, 2023		December 31, 2022
(in millions)	Fair Value*	Percent of Total	Fair Value*		Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$—	—%	$—	—%	—%
Obligations of states, municipalities and political subdivisions	43	1%	37		1%
Non-U.S. governments	12	—%	22		1%
Corporate debt	2,395	56%	2,222		56%
Mortgage-backed, asset-backed and collateralized:
RMBS	174	4%	165		4%
CMBS	234	5%	232		6%
CLO	416	10%	279		7%
ABS	912	21%	812		21%
Total mortgage-backed, asset-backed and collateralized	1,736	40%	1,488		38%
Total fixed maturity securities	4,186	97%	3,769		96%
Equity securities	126	3%	170		4%
Total	$4,312	100%	$3,939		100%

Corebridge | Third Quarter 2023 Form 10-Q 46

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	September 30, 2023	December 31, 2022
Alternative investments(a)(b)	$7,924	$8,014
Investment real estate(c)	1,859	1,831
All other investments(d)	653	573
Total(e)	$10,436	$10,418
(a)At September 30, 2023, included hedge funds of $451 million and private equity funds of $7.5 billion. At December 31, 2022, included hedge funds of $884 million and private equity funds of $7.1 billion.
(b)The majority of our hedge fund investments are redeemable upon a single month or quarter’s notice, though redemption terms vary from single, immediate withdrawals, to withdrawals staggered up to eight quarters. Some of the portfolio consists of illiquid run-off or “side-pocket” positions whose liquidation horizons are uncertain and likely beyond a year after submission of the redemption notice.
(c)Net of accumulated depreciation of $642 million and $616 million as of September 30, 2023 and December 31, 2022, respectively. The accumulated depreciation related to the investment real estate held by legacy affordable housing partnerships was $106 million and $124 million as of September 30, 2023 and December 31, 2022, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Holdings, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Holdings totaled $156 million and $156 million at September 30, 2023 and December 31, 2022, respectively.
(e)Includes investments in related parties, which totaled $2.2 million and $6 million as of September 30, 2023 and December 31, 2022, respectively.
Other Invested Assets – Equity Method Investments
The following table presents the carrying amount and ownership percentage of equity method investments at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Equity method investments	$3,005	Various	$3,185	Various
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended September 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total

Available-for-sale fixed maturity securities, including short-term investments	$1,976	$201	$2,177	$1,677	$228	$1,905
Other bond securities	7	(35)	(28)	(62)	(120)	(182)
Equity securities	9	—	9	(5)	—	(5)
Interest on mortgage and other loans	529	51	580	447	45	492
Alternative investments*	(7)	25	18	(6)	11	5
Real estate	9	—	9	13	—	13
Other investments	25	(1)	24	39	—	39
Total investment income	2,548	241	2,789	2,103	164	2,267
Investment expenses	124	8	132	100	7	107
Net investment income	$2,424	$233	$2,657	$2,003	$157	$2,160

Corebridge | Third Quarter 2023 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments

Nine Months Ended September 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total

Available-for-sale fixed maturity securities, including short-term investments	$5,777	$626	$6,403	$4,949	$733	$5,682
Other bond securities	25	76	101	(115)	(362)	(477)
Equity securities	41	—	41	(82)	—	(82)
Interest on mortgage and other loans	1,605	150	1,755	1,228	131	1,359
Alternative investments*	72	69	141	625	138	763
Real estate	28	—	28	34	—	34
Other investments	36	(1)	35	91	—	91
Total investment income	7,584	920	8,504	6,730	640	7,370
Investment expenses	415	23	438	326	23	349
Net investment income	$7,169	$897	$8,066	$6,404	$617	$7,021
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
•Foreign exchange gains and losses resulting from foreign currency transactions.
•Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.
The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(4)	$(5)	$(9)	$(42)	$(62)	$(104)
Change in allowance for credit losses on fixed maturity securities	(41)	(7)	(48)	(9)	8	(1)
Change in allowance for credit losses on loans	(25)	(25)	(50)	(40)	(22)	(62)
Foreign exchange transactions, net of related hedges	135	(20)	115	525	44	569
Index-Linked interest credited embedded derivatives, net of related hedges	133	—	133	35	—	35
All other derivatives and hedge accounting*	141	(170)	(29)	120	(89)	31
Sales of alternative investments and real estate investments	40	(1)	39	137	32	169
Other	(11)	—	(11)	(2)	—	(2)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	368	(228)	140	724	(89)	635
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	1,080	1,080	—	1,463	1,463
Net realized gains (losses)	$368	$852	$1,220	$724	$1,374	$2,098

Corebridge | Third Quarter 2023 Form 10-Q 48

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments

Nine Months Ended September 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(275)	$(68)	$(343)	$(304)	$(185)	$(489)
Change in allowance for credit losses on fixed maturity securities	(84)	(9)	(93)	(56)	(32)	(88)
Change in allowance for credit losses on loans	(107)	(52)	(159)	(53)	(22)	(75)
Foreign exchange transactions, net of related hedges	31	(11)	20	1,034	82	1,116
Index-Linked interest credited embedded derivatives, net of related hedges	(186)	—	(186)	220	—	220
All other derivatives and hedge accounting*	235	(199)	36	105	(151)	(46)
Sales of alternative investments and real estate investments	48	(1)	47	147	35	182
Other	(59)	2	(57)	(10)	1	(9)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(397)	(338)	(735)	1,083	(272)	811
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	177	177	—	6,694	6,694
Net realized gains (losses)	$(397)	$(161)	$(558)	$1,083	$6,422	$7,505
* Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 15.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(6,369)	$(10,044)	$(4,133)	$(42,320)
Other investments	(1)	(4)	11	(4)
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$(6,370)	$(10,048)	$(4,122)	$(42,324)
* Excludes net unrealized gains and losses attributable to businesses held for sale at September 30, 2023.
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

Three Months Ended September 30,	2023			2022
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$9	$56	$65	$(5)	$(38)	$(43)
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	26	6	32	1	6	7
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(17)	$50	$33	$(6)	$(44)	$(50)

Nine Months Ended September 30,	2023			2022
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$42	$210	$252	$(82)	$308	$226
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	59	15	74	(47)	(10)	(57)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(17)	$195	$178	$(35)	$318	$283

Corebridge | Third Quarter 2023 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments
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
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

Three Months Ended September 30,	2023			2022
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Balance, beginning of period	$40	$50	$90	$19	$95	$114
Additions:
Securities for which allowance for credit losses were not previously recorded	12	47	59	1	15	16
Reductions:
Securities sold during the period	(1)	(3)	(4)	(1)	(11)	(12)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	3	(14)	(11)	5	(20)	(15)
Write-offs charged against the allowance	(16)	(8)	(24)	—	(10)	(10)
Balance, end of period	$38	$72	$110	$24	$69	$93

Nine Months Ended September 30,	2023			2022
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Balance, beginning of period	$27	$121	$148	$8	$70	$78
Additions:
Securities for which allowance for credit losses were not previously recorded	27	75	102	35	111	146
Reductions:
Securities sold during the period	(2)	(30)	(32)	(2)	(45)	(47)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	2	(11)	(9)	(17)	(42)	(59)
Write-offs charged against the allowance	(16)	(83)	(99)	—	(25)	(25)
Balance, end of period	$38	$72	$110	$24	$69	$93
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
We did not purchase securities with more-than-insignificant credit deterioration since their origination during the nine months ended September 30, 2023 and 2022.

Corebridge | Third Quarter 2023 Form 10-Q 50

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase agreements:

(in millions)	September 30, 2023	December 31, 2022
Fixed maturity securities available for sale	$764	$2,968
At September 30, 2023 and December 31, 2022, amounts borrowed under repurchase agreements totaled $733 million and $3.1 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
September 30, 2023
Bonds available for sale:
Non-U.S. governments	$—	$38	$—	$—	$—	$38
Corporate debt	34	692	—	—	—	726
Total	$34	$730	$—	$—	$—	$764
December 31, 2022
Bonds available for sale:
Non-U.S. governments	$—	$21	$—	$—	$—	$21
Corporate debt	—	2,370	577	—	—	2,947
Total	$—	$2,391	$577	$—	$—	$2,968
There were no securities lending agreements at September 30, 2023 and December 31, 2022.
There were no reverse repurchase agreements at September 30, 2023 and December 31, 2022.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $6.0 billion and $3.5 billion at September 30, 2023 and December 31, 2022, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLBs”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $268 million and $222 million of stock in FHLBs at September 30, 2023 and December 31, 2022, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.9 billion and $2.9 billion, respectively, at September 30, 2023 and $4.8 billion and $1.8 billion, respectively, at December 31, 2022.

Corebridge | Third Quarter 2023 Form 10-Q 51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments
Certain GICs recorded in policyholder contract deposits with a carrying value of $102 million and $56 million at September 30, 2023 and December 31, 2022, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $101 million and $63 million at September 30, 2023 and December 31, 2022, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $236 million and $144 million at September 30, 2023 and December 31, 2022, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modco with funds withheld.
For further discussion on the sale of Fortitude Holdings, see Note 8.

7. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	September 30, 2023	December 31, 2022
Commercial mortgages(a)	$34,018	$32,993
Residential mortgages	7,850	5,856
Life insurance policy loans	1,761	1,750
Commercial loans, other loans and notes receivable(b)	3,177	4,567
Total mortgage and other loans receivable	46,806	45,166
Allowance for credit losses(c)	(752)	(600)
Mortgage and other loans receivable, net	$46,054	$44,566
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 19% and 10%, respectively, at September 30, 2023, and 20% and 11%, respectively, at December 31, 2022). The weighted average loan-to-value ratio for NY and CA was 60% and 55% at September 30, 2023, respectively, and 59% and 53% at December 31, 2022, respectively. The debt service coverage ratio for NY and CA was 1.9X and 2.1X at September 30, 2023, respectively, and 2.0X and 2.1X at December 31, 2022, respectively.
(b)There were no loans that were held for sale which are carried at lower of cost or market as of September 30, 2023. The net carrying value of these loans was $170 million as of December 31, 2022.
(c)Does not include allowance for credit losses of $61 million and $60 million at September 30, 2023 and December 31, 2022, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of September 30, 2023, $18 million and $622 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2022, $3 million and $623 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of September 30, 2023, accrued interest receivable was $20 million and $156 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2022, accrued interest receivable was $15 million and $130 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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

Corebridge | Third Quarter 2023 Form 10-Q 52

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Lending Activities
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios for commercial mortgages by year of vintage*:

September 30, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
>1.2X	$1,432	$5,636	$1,951	$1,235	$4,939	$12,655	$27,848
1.00 - 1.20X	107	1,000	1,243	296	200	2,368	5,214
<1.00X	—	38	—	—	—	918	956
Total commercial mortgages	$1,539	$6,674	$3,194	$1,531	$5,139	$15,941	$34,018
December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
>1.2X	$5,382	$2,043	$1,521	$4,832	$3,505	$9,948	$27,231
1.00 - 1.20X	859	734	388	343	470	1,088	3,882
<1.00X	37	—	23	52	707	1,061	1,880
Total commercial mortgages	$6,278	$2,777	$1,932	$5,227	$4,682	$12,097	$32,993
* The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at September 30, 2023 and 1.9X at December 31, 2022. The debt service coverage ratios are updated when additional information becomes available.
The following table presents loan-to-value ratios for commercial mortgages by year of vintage*:

September 30, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
Less than 65%	$1,373	$4,446	$2,363	$1,087	$3,628	$10,984	$23,881
65% to 75%	166	1,656	509	239	1,461	3,307	7,338
76% to 80%	—	532	43	—	—	171	746
Greater than 80%	—	40	279	205	50	1,479	2,053
Total commercial mortgages	$1,539	$6,674	$3,194	$1,531	$5,139	$15,941	$34,018
December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
Less than 65%	$5,270	$2,061	$1,515	$3,752	$2,666	$9,205	$24,469
65% to 75%	973	435	391	1,425	1,356	1,184	5,764
76% to 80%	35	43	—	—	70	218	366
Greater than 80%	—	238	26	50	590	1,490	2,394
Total commercial mortgages	$6,278	$2,777	$1,932	$5,227	$4,682	$12,097	$32,993
* The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 59% at September 30, 2023, and 59% at December 31, 2022. The loan-to-value ratios reflect the latest obtained valuations of the collateral properties. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

Corebridge | Third Quarter 2023 Form 10-Q 53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Lending Activities
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)
September 30, 2023
Credit Quality Performance Indicator:
In good standing	621	$13,871	$8,493	$3,459	$5,907	$1,802	$315	$33,847	99%
90 days or less delinquent	1	—	15	—	—	—	—	15	—%
>90 days delinquent or in process of foreclosure(a)	1	—	156	—	—	—	—	156	—%
Total(b)	623	$13,871	$8,664	$3,459	$5,907	$1,802	$315	$34,018	99%
Allowance for credit losses		$84	$435	$50	$81	$27	$4	$681	2%
December 31, 2022
Credit Quality Performance Indicator:
In good standing	599	$13,226	$8,470	$3,192	$5,417	$1,749	$290	$32,344	98%
Restructured	9	—	329	94	—	59	—	482	1%
90 days or less delinquent	—	—	—	—	—	—	—	—	—%
>90 days delinquent or in process of foreclosure(a)	3	—	167	—	—	—	—	167	1%
Total(b)	611	$13,226	$8,966	$3,286	$5,417	$1,808	$290	$32,993	100%
Allowance for credit losses		$89	$294	$54	$65	$23	$6	$531	2%
(a)    Includes $156 million and $156 million of Office loans supporting the Fortitude Re funds withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at September 30, 2023 and December 31, 2022, respectively.
(b)    Does not reflect allowance for credit losses.
(c)    Our commercial mortgage loan portfolio is current as to payments of principal and interest, for both periods presented. There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

September 30, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO*:
780 and greater	$354	$507	$2,294	$628	$241	$505	$4,529
720 - 779	821	581	549	168	99	214	2,432
660 - 719	215	248	102	40	37	123	765
600 - 659	2	21	10	8	9	50	100
Less than 600	—	—	2	2	4	16	24
Total residential mortgages	$1,392	$1,357	$2,957	$846	$390	$908	$7,850
December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO*:
780 and greater	$294	$2,141	$652	$229	$76	$437	$3,829
720 - 779	536	711	167	75	32	134	1,655
660 - 719	163	79	28	16	9	47	342
600 - 659	2	4	2	1	2	13	24
Less than 600	—	—	—	1	—	5	6
Total residential mortgages	$995	$2,935	$849	$322	$119	$636	$5,856
* Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and has been updated within the last twelve months.

Corebridge | Third Quarter 2023 Form 10-Q 54

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Lending Activities
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable*:

Three Months Ended September 30,	2023			2022
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$621	$68	$689	$414	$70	$484
Loans charged off	(1)	—	(1)	—	—	—
Net charge-offs	(1)	—	(1)	—	—	—
Addition to (release of) allowance for loan losses	61	3	64	51	13	64
Allowance, end of period	$681	$71	$752	$465	$83	$548

Nine Months Ended September 30,	2023			2022
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$531	$69	$600	$423	$73	$496
Loans charged off	(5)	—	(5)	(4)	—	(4)
Net charge-offs	(5)	—	(5)	(4)	—	(4)
Addition to (release of) allowance for loan losses	155	2	157	46	10	56
Allowance, end of period	$681	$71	$752	$465	$83	$548
* Does not include allowance for credit losses of $61 million and $76 million, respectively, at September 30, 2023 and 2022 in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.
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
During the three and nine-month periods ended September 30, 2023, commercial mortgage loans with an amortized cost of $32 million and commercial loans, other loans and notes receivable with an amortized cost of $168 million were granted term extensions. The modified loans represent less than 1 percent of each of these two portfolio segments. These modifications added less than one year to the weighted average life of loans in each of these two portfolio segments.
There were no loans that had defaulted during the nine-month period ended September 30, 2023, that had been previously modified with borrowers experiencing financial difficulties.
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
During the nine-month period ended September 30, 2022, loans with a carrying value of $143 million were modified as TDRs. Effective January 1, 2023, we are no longer required to assess whether loan modifications are TDRs.

Corebridge | Third Quarter 2023 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance

8. Reinsurance
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

Corebridge | Third Quarter 2023 Form 10-Q 56

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance

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
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale	$13,957	$13,957	$16,339	$16,339	Fair value through other comprehensive income
Fixed maturity securities - fair value option	3,777	3,777	3,485	3,485	Fair value through net investment income
Commercial mortgage loans	3,530	3,244	3,490	3,241	Amortized cost
Real estate investments	122	295	133	348	Amortized cost
Private equity funds/hedge funds	1,856	1,856	1,893	1,893	Fair value through net investment income
Policy loans	335	335	355	355	Amortized cost
Short-term Investments	120	120	69	69	Fair value through net investment income
Funds withheld investment assets	23,697	23,584	25,764	25,730
Derivative assets, net(a)	—	—	90	90	Fair value through realized gains (losses)
Other(b)	751	751	731	731	Amortized cost
Total	$24,448	$24,335	$26,585	$26,551
(a)    The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $10 million and $2 million, respectively, as of September 30, 2023. The derivative assets supporting the Fortitude Re funds withheld arrangements had a fair market value of $189 million as of December 31, 2022. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)    Primarily comprised of Cash and Accrued investment income.

Corebridge | Third Quarter 2023 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net investment income - Fortitude Re funds withheld assets	$233	$157	$897	$617
Net realized losses on Fortitude Re funds withheld assets:
Net realized losses Fortitude Re funds withheld assets	(228)	(89)	(338)	(272)
Net realized gains Fortitude Re funds withheld embedded derivatives	1,080	1,463	177	6,694
Net realized gains (losses) on Fortitude Re funds withheld assets	852	1,374	(161)	6,422
Income before income tax expense	1,085	1,531	736	7,039
Income tax expense*	(228)	(321)	(155)	(1,478)
Net income	857	1,210	581	5,561
Change in unrealized depreciation of the invested assets supporting the Fortitude Re modco arrangement classified as available for sale*	(820)	(1,091)	(534)	(5,242)
Comprehensive income	$37	$119	$47	$319
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
The total reinsurance recoverables as of September 30, 2023 were $26.9 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 100% of the reinsurance recoverables were investment grade, (ii) less than 1% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.

Corebridge | Third Quarter 2023 Form 10-Q 58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Balance, beginning of period	$66	$107	$84	$101
Current period provision for expected credit losses and disputes	4	1	(14)	7
Write-offs charged against the allowance for credit losses and disputes	—	—	—	—
Other changes	—	—	—	—
Balance, end of period	$70	$108	$70	$108
There were no material recoveries of credit losses previously written off for the three and nine months ended September 30, 2023 or 2022.
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due and record an allowance for disputes when there is reasonable uncertainty of the collectability of a disputed amount during the reporting period. Past-due balances were not significant for any of the periods presented.
For further discussion of arbitration proceedings against us, see Note 16.

9. Variable Interest Entities
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

Corebridge | Third Quarter 2023 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Variable Interest Entities
BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles(d)	Total
September 30, 2023
Assets:
Bonds available for sale	$—	$67	$67
Other bond securities	2	—	2
Equity securities	7	—	7
Mortgage and other loans receivable	—	1,956	1,956
Other invested assets
Alternative investments(a)	2,849	—	2,849
Investment real estate	1,414	—	1,414
Short-term investments	134	10	144
Cash	54	—	54
Accrued investment income	—	5	5
Other assets	90	1	91
Total assets(b)	$4,550	$2,039	$6,589
Liabilities:
Debt of consolidated investment entities	$1,186	$1,164	$2,350
Other liabilities	70	4	74
Total liabilities	$1,256	$1,168	$2,424
December 31, 2022
Assets:
Bonds available for sale	$—	$3,571	$3,571
Other bond securities	—	—	—
Equity securities	51	—	51
Mortgage and other loans receivable	—	2,088	2,088
Other invested assets
Alternative investments(a)	2,842	—	2,842
Investment real estate	1,731	—	1,731
Short-term investments	191	265	456
Cash	71	—	71
Accrued investment income	—	7	7
Other assets	102	68	170
Total assets(b)	$4,988	$5,999	$10,987
Liabilities:
Debt of consolidated investment entities	$1,382	$4,576	$5,958
Other liabilities	85	47	132
Total liabilities	$1,467	$4,623	$6,090
(a)    Composed primarily of investments in real estate joint ventures at September 30, 2023 and December 31, 2022.
(b)    The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)    Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At September 30, 2023 and December 31, 2022, together, the Company and AIG affiliates have commitments to internal parties of $1.9 billion and $2.1 billion and commitments to external parties of $0.4 billion and $0.6 billion, respectively. At September 30, 2023, $1.2 billion out of the internal commitments was from subsidiaries of Corebridge entities and $0.6 billion was from other AIG affiliates. At December 31, 2022, $1.4 billion out of the internal commitments was from subsidiaries of Corebridge entities, and $0.7 billion was from other AIG affiliates.
(d)    During the three months ended March 31, 2023, Corebridge deconsolidated certain consolidated investment entities, as part of the sale of AIG Credit Management, LLC with $3.6 billion assets and $3.2 billion in liabilities, resulting in a pre-tax loss of $3 million.

Corebridge | Third Quarter 2023 Form 10-Q 60

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Variable Interest Entities
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Statements of Income (Loss):

	Real Estate and	Securitization	Affordable
	Investment	and Repackaging	Housing
(in millions)	Entities	Vehicles	Partnerships	Total
Three Months Ended September 30, 2023
Total revenue	$(21)	$18	$—	$(3)
Net income attributable to noncontrolling interests	(32)	—	—	(32)
Net income (loss) attributable to Corebridge	(5)	12	—	7
Three Months Ended September 30, 2022
Total revenue	$214	$(22)	$—	$192
Net income attributable to noncontrolling interests	126	—	—	126
Net income (loss) attributable to Corebridge	77	(73)	—	4
Nine Months Ended September 30, 2023
Total revenue	$48	$95	$—	$143
Net income attributable to noncontrolling interests	(46)	—	—	(46)
Net income (loss) attributable to Corebridge	47	66	—	113
Nine Months Ended September 30, 2022
Total revenue	$602	$91	$—	$693
Net income attributable to noncontrolling interests	280	1	—	281
Net income (loss) attributable to Corebridge	286	(32)	—	254
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
September 30, 2023
Real estate and investment entities(a)	$383,670	$5,575	$2,827	$8,402
Total	$383,670	$5,575	$2,827	$8,402
December 31, 2022
Real estate and investment entities(a)	$376,055	$5,575	$2,784	$8,359
Total	$376,055	$5,575	$2,784	$8,359
(a)    Composed primarily of hedge funds and private equity funds.
(b)    At September 30, 2023 and December 31, 2022, $5.5 billion and $5.6 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)    These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
Additionally, from time to time, AIG designed internal securitizations and a series of VIEs, which are not consolidated by Corebridge, that securitized certain secured loans, bank loans and RMLs. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 5 and 6. As of September 30, 2023, the total VIE assets of these securitizations are $3.0 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.3 billion. As of December 31, 2022, the total VIE assets of these securitizations are $3.2 billion, of which Corebridge’s maximum exposure to loss is $1.5 billion.

Corebridge | Third Quarter 2023 Form 10-Q 61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Derivatives and Hedge Accounting

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
For additional information on embedded derivatives and MRBs, see Notes 5, 14 and 15.
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$179	$191	$3,042	$92	$155	$202	$1,798	$77
Foreign exchange contracts	6,427	623	376	19	3,535	575	3,354	176
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	33,952	2,057	29,295	4,071	27,656	1,371	21,553	2,599
Foreign exchange contracts	11,408	835	1,788	254	4,630	672	6,673	456
Equity contracts	40,896	1,417	24,637	854	26,041	417	9,962	27
Other contracts(b)	45,311	16	—	—	47,128	15	48	—
Total derivatives, gross	$138,173	$5,139	$59,138	$5,290	$109,145	$3,252	$43,388	$3,335
Counterparty netting(c)		(3,680)		(3,680)		(2,547)		(2,547)
Cash collateral(d)		(1,187)		(1,520)		(406)		(691)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$272		$90		$299		$97
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

Corebridge | Third Quarter 2023 Form 10-Q 62

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Derivatives and Hedge Accounting

(e)    Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. The fair value of assets related to bifurcated embedded derivatives were both zero at September 30, 2023 and December 31, 2022. The fair value of liabilities related to bifurcated embedded derivatives was $6.6 billion and $6.7 billion at September 30, 2023 and December 31, 2022, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.
The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	September 30, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$73,591	$4,136	$48,641	$4,965	$60,633	$3,177	$42,109	$3,154
Total derivatives with third parties	64,582	1,003	10,497	325	48,512	75	1,279	181
Total derivatives, gross	$138,173	$5,139	$59,138	$5,290	$109,145	$3,252	$43,388	$3,335
As of September 30, 2023 and December 31, 2022, the following amounts were recorded on the Condensed Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available for sale, at fair value	$6,753	$—	$6,520	$—
Commercial mortgage and other loans(a)	—	(23)	—	(25)
Policyholder contract deposits(b)	(4,750)	71	(2,218)	68
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
Collateral posted by us to third parties for derivative transactions was $148 million and $255 million at September 30, 2023 and December 31, 2022, respectively. Collateral posted by us to related parties for derivative transactions was $2.2 billion and $1.5 billion at September 30, 2023 and December 31, 2022, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $693 million and $40 million at September 30, 2023 and December 31, 2022, respectively. Collateral provided to us from related parties for derivative transactions was $640 million and $380 million at September 30, 2023 and December 31, 2022, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
OFFSETTING
We have elected to present all derivative receivables and derivative payables, and the related cash collateral received and paid, on a net basis on our Condensed Consolidated Balance Sheets when a legally enforceable ISDA Master Agreement exists between us and our derivative counterparty. An ISDA Master Agreement is an agreement governing multiple derivative transactions between two counterparties. The ISDA Master Agreement generally provides for the net settlement of all, or a specified group, of these derivative transactions, as well as transferred collateral, through a single payment, and in a single currency, as applicable. The net settlement

Corebridge | Third Quarter 2023 Form 10-Q 63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Derivatives and Hedge Accounting

provisions apply in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions governed by the ISDA Master Agreement.
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
During 2022, we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances. For the year ended December 31, 2022, we recognized derivative gains of $223 million in AOCI and reclassified $21 million into interest expense. For the three and nine months ended September 30, 2023, $7 million and $21 million has been reclassified into interest expense. There are no additional derivative gains or losses recognized in AOCI for this period. The remaining amount in AOCI, of $181 million, will be reclassified into interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
During 2023, we designated certain interest rate swaps as cash flow hedges of floating-rate investment assets. Related to such swaps, for the three and nine months ended September 30, 2023, we recognized derivative gains (losses) of $(11) million and $(11) million, respectively, in AOCI and $(1) million and $(1) million, respectively, in net investment income.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the three and nine months ended September 30, 2023 of $3 million and $1 million, respectively, and for the three and nine months ended September 30, 2022 of $7 million and $16 million, respectively, included in Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Three Months Ended September 30, 2023
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(57)	—	54	(3)
Net investment income	1	—	(1)	—
Foreign exchange contracts:
Realized gains (losses)	226	(124)	(226)	(124)
Three Months Ended September 30, 2022
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(66)	—	64	(2)
Net investment income	25	—	(24)	1
Foreign exchange contracts:
Realized gains (losses)	418	105	(418)	105

Corebridge | Third Quarter 2023 Form 10-Q 64

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Derivatives and Hedge Accounting

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Nine Months Ended September 30, 2023
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(14)	—	3	(11)
Net investment income	1	—	—	1
Foreign exchange contracts:
Realized gains (losses)	64	(15)	(64)	(15)
Nine Months Ended September 30, 2022
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(156)	—	157	1
Net investment income	26	—	(25)	1
Foreign exchange contracts:
Realized gains (losses)	949	181	(949)	181
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
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
By Derivative Type:
Interest rate contracts	$(618)	$(536)	$(734)	$(2,218)
Foreign exchange contracts	268	893	78	1,797
Equity contracts	(459)	27	(507)	(93)
Credit contracts	—	—	—	(1)
Other contracts	25	16	50	48
Embedded derivatives within policyholder contract deposits	718	277	(101)	1,494
Fortitude Re funds withheld embedded derivative	1,080	1,463	177	6,694
Total(a)	$1,014	$2,140	$(1,037)	$7,721
By Classification:
Policy fees	$16	$16	$48	$45
Net investment income	1	8	(1)	6
Net realized gains - excluding Fortitude Re funds withheld assets	538	978	133	2,001
Net realized losses on Fortitude Re funds withheld assets	(155)	(31)	(197)	(39)
Net realized gains on Fortitude Re funds withheld embedded derivatives	1,080	1,463	177	6,694
Policyholder benefits	(5)	(7)	(5)	(21)
Change in the Fair value of market risk benefits(b)	(461)	(287)	(1,192)	(965)
Total(b)	$1,014	$2,140	$(1,037)	$7,721
(a)    Includes gains (losses) with related parties of $(744) million and $240 million for the three months ended September 30, 2023 and 2022, respectively, and $(984) million and $(1.2) billion for the nine months ended September 30, 2023 and 2022, respectively.
(b)    This represents activity related to derivatives that economically hedged changes in fair value of certain MRBs.
In addition to embedded derivatives within policyholder contract deposits, certain guaranteed benefits within insurance contracts are classified as MRBs. The change in the fair value of these benefits is disclosed in Note 15. The change in the fair value of MRBs and the derivative instruments that hedge those risks are recognized in “Change in the fair value of MRBs, net” in the Condensed Consolidated Statements of Income (Loss).
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were both zero at September 30, 2023 and December 31, 2022. These securities have par amounts of $25 million and $25 million at September 30, 2023 and December 31, 2022, respectively, and have remaining stated maturity dates that extend to 2052.

11. Deferred Policy Acquisition Costs
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

Corebridge | Third Quarter 2023 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |11. Deferred Policy Acquisition Costs

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

Corebridge | Third Quarter 2023 Form 10-Q 66

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |11. Deferred Policy Acquisition Costs

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
The following table presents a rollforward of deferred policy acquisition costs and value of business acquired related to long-duration contracts for the nine months ended September 30, 2023 and 2022:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
DAC
Balance at January 1, 2023	$4,643	$1,060	$4,718	$51	$10,472
Capitalization	519	55	341	22	937
Amortization expense	(424)	(62)	(282)	(6)	(774)
Other, including foreign exchange	—	—	5	—	5
Reclassified to Assets held-for-sale	—	—	(684)	—	(684)
Balance at September 30, 2023	$4,738	$1,053	$4,098	$67	$9,956

Balance at January 1, 2022	$4,604	$1,078	$4,765	$38	$10,485
Capitalization	419	44	306	13	782
Amortization expense	(384)	(59)	(303)	(5)	(751)
Other, including foreign exchange	1	—	(105)	—	(104)
Balance at September 30, 2022	$4,640	$1,063	$4,663	$46	$10,412

VOBA:
Balance at January 1, 2023	$3	$1	$87	$—	$91
Amortization expense	(1)	—	(7)	—	(8)
Other, including foreign exchange	—	—	5	—	5
Reclassified to Assets held-for-sale	—	—	(71)	—	(71)
Balance at September 30, 2023	$2	$1	$14	$—	$17

Corebridge | Third Quarter 2023 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |11. Deferred Policy Acquisition Costs

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Balance at January 1, 2022	$3	$1	$109	$—	$113
Amortization expense	—	—	(7)	—	(7)
Other, including foreign exchange	(1)	—	(15)	—	(16)
Balance at September 30, 2022	$2	$1	$87	$—	$90

Total DAC and VOBA:
Balance at September 30, 2023					$9,973
Balance at September 30, 2022					$10,502
Balance at December 31, 2022					$10,563
DEFERRED SALES INDUCEMENTS
We offer deferred sales inducements (“DSI”) which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. To qualify for accounting treatment as an asset, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest and are higher than the contracts’ expected ongoing crediting rates for periods after the bonus period. DSI is reported in Other assets, while amortization related to DSI is recorded in Interest credited to policyholder account balances.
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
Prior to the adoption of LDTI, deferred sales inducements for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available-for-sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI. As the available for sale portfolio was in an unrealized gain position as of the transition date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances was reducing DSI.

Corebridge | Third Quarter 2023 Form 10-Q 68

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |11. Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30,	2023			2022
	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
(in millions)
Balance, beginning of year	$381	$177	$558	$428	$191	$619
Capitalization	5	—	5	5	—	5
Amortization expense	(41)	(10)	(51)	(41)	(10)	(51)
Balance, end of period	$345	$167	$512	$392	$181	$573
Other reconciling items*			1,302			1,845
Other assets, including restricted cash			$1,814			$2,418
* Other reconciling items include prepaid expenses, goodwill, intangible assets and any similar items.

12. Separate Account Assets and Liabilities
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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 5.
The following table presents fair value of separate account investment options:

September 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Equity Funds	$23,493	$26,206	$736	$590	$51,025
Bond Funds	3,775	3,262	42	1,286	8,365
Balanced Funds	16,649	5,095	48	1,919	23,711
Money Market Funds	696	603	22	302	1,623
Total	$44,613	$35,166	$848	$4,097	$84,724

September 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Equity Funds	$21,696	$23,226	$648	$547	$46,117
Bond Funds	3,661	3,910	46	1,287	8,904
Balanced Funds	17,346	4,853	46	2,361	24,606
Money Market Funds	682	539	17	437	1,675
Total	$43,385	$32,528	$757	$4,632	$81,302

Corebridge | Third Quarter 2023 Form 10-Q 69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Separate Account Assets and Liabilities
The following table presents the balances and changes in separate account liabilities:

Nine Months Ended September 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Separate accounts balance, beginning of year	$45,178	$34,361	$799	$4,515	$84,853
Premiums and deposits	1,124	1,033	27	40	2,224
Policy charges	(964)	(333)	(37)	(69)	(1,403)
Surrenders and withdrawals	(2,728)	(2,205)	(19)	(503)	(5,455)
Benefit payments	(640)	(374)	(5)	(61)	(1,080)
Investment performance	2,470	2,806	85	160	5,521
Net transfers from (to) general account and other	173	(122)	(2)	15	64
Separate accounts balance, end of period	$44,613	$35,166	$848	$4,097	$84,724
Cash surrender value*	$43,566	$34,980	$828	$4,100	$83,474

Nine Months Ended September 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Separate accounts balance, beginning of year	$57,927	$45,138	$1,044	$5,002	$109,111
Premiums and deposits	1,905	1,248	28	54	3,235
Policy charges	(988)	(356)	(38)	(75)	(1,457)
Surrenders and withdrawals	(2,492)	(1,931)	(19)	(42)	(4,484)
Benefit payments	(684)	(407)	(5)	(16)	(1,112)
Investment performance	(12,440)	(10,831)	(252)	(328)	(23,851)
Net transfers from (to) general account and other	157	(333)	(1)	37	(140)
Separate accounts balance, end of period	$43,385	$32,528	$757	$4,632	$81,302
Cash surrender value*	$42,313	$32,340	$756	$4,633	$80,042
* The cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less applicable surrender charges.
Separate account liabilities primarily represent the contract holder's account balance in separate account assets and will be equal and offsetting to total separate account assets.

13. Future Policy Benefits
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

Corebridge | Third Quarter 2023 Form 10-Q 70

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Future Policy Benefits
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

Corebridge | Third Quarter 2023 Form 10-Q 71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Future Policy Benefits
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

Nine Months Ended September 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$11,654	$—	$991	$12,645
Effect of changes in discount rate assumptions (AOCI)	—	—	1,872	—	66	1,938
Beginning balance at original discount rate	—	—	13,526	—	1,057	14,583
Effect of changes in cash flow assumptions	—	—	34	—	21	55
Effect of actual variances from expected experience	—	—	36	—	16	52
Adjusted beginning of year balance	—	—	13,596	—	1,094	14,690
Issuances	—	—	986	—	—	986
Interest accrual	—	—	325	—	34	359
Net premium collected	—	—	(1,093)	—	(90)	(1,183)
Foreign exchange impact	—	—	44	—	—	44
Other	—	—	11	—	(3)	8
Ending balance at original discount rate	—	—	13,869	—	1,035	14,904
Effect of changes in discount rate assumptions (AOCI)	—	—	(2,199)	—	(95)	(2,294)
Reclassified to Liabilities held-for-sale	—	—	(3,784)	—	—	(3,784)
Balance, end of period	$—	$—	$7,886	$—	$940	$8,826

Present value of expected future policy benefits
Balance, beginning of year	$1,223	$211	$21,179	$12,464	$20,429	$55,506
Effect of changes in discount rate assumptions (AOCI)	167	2	3,424	2,634	1,083	7,310
Beginning balance at original discount rate	1,390	213	24,603	15,098	21,512	62,816
Effect of changes in cash flow assumptions(a)	—	—	62	—	76	138
Effect of actual variances from expected experience(a)	(1)	(1)	85	21	(10)	94
Adjusted beginning of year balance	1,389	212	24,750	15,119	21,578	63,048
Issuances	141	16	978	3,503	4	4,642
Interest accrual	38	8	679	478	770	1,973
Benefit payments	(95)	(20)	(1,461)	(810)	(1,121)	(3,507)
Foreign exchange impact	—	—	54	48	—	102
Other	—	—	8	—	(18)	(10)
Ending balance at original discount rate	1,473	216	25,008	18,338	21,213	66,248
Effect of changes in discount rate assumptions (AOCI)	(217)	(9)	(4,397)	(3,512)	(2,214)	(10,349)
Reclassified to Liabilities held-for-sale	—	—	(4,352)	—	—	(4,352)
Balance, end of period	$1,256	$207	$16,259	$14,826	$18,999	$51,547
Net liability for future policy benefits, end of period	1,256	207	8,373	14,826	18,059	42,721
Liability for future policy benefits for certain participating contracts	—	—	13	—	1,308	1,321
Liability for universal life policies with secondary guarantees and similar features(b)	—	—	3,223	—	55	3,278
Deferred profit liability	80	9	18	1,428	865	2,400
Other reconciling items(c)	34	—	508	—	93	635
Future policy benefits for life and accident and health insurance contracts	1,370	216	12,135	16,254	20,380	50,355
Less: Reinsurance recoverable:	(4)	—	(700)	(37)	(20,380)	(21,121)
Net liability for future policy benefits after reinsurance recoverable	$1,366	$216	$11,435	$16,217	$—	$29,234

Weighted average liability duration of the liability for future policy benefits(d)(e)	7.4	6.6	11.9	10.9	10.8

Corebridge | Third Quarter 2023 Form 10-Q 72

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Future Policy Benefits

Nine Months Ended September 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$14,369	$—	$1,274	$15,643
Effect of changes in discount rate assumptions (AOCI)	—	—	(706)	—	(150)	(856)
Beginning balance at original discount rate	—	—	13,663	—	1,124	14,787
Effect of changes in cash flow assumptions	—	—	123	—	—	123
Effect of actual variances from expected experience	—	—	(19)	—	5	(14)
Adjusted beginning of year balance	—	—	13,767	—	1,129	14,896
Issuances	—	—	1,050	—	—	1,050
Interest accrual	—	—	297	—	37	334
Net premium collected	—	—	(1,060)	—	(93)	(1,153)
Foreign exchange impact	—	—	(854)	—	—	(854)
Other	—	—	(1)	—	—	(1)
Ending balance at original discount rate	—	—	13,199	—	1,073	14,272
Effect of changes in discount rate assumptions (AOCI)	—	—	(2,111)	—	(80)	(2,191)
Balance, end of period	$—	$—	$11,088	$—	$993	$12,081

Present value of expected future policy benefits
Balance, beginning of year	$1,373	$264	$27,442	$13,890	$27,674	$70,643
Effect of changes in discount rate assumptions (AOCI)	(95)	(46)	(2,717)	(870)	(5,673)	(9,401)
Beginning balance at original discount rate	1,278	218	24,725	13,020	22,001	61,242
Effect of changes in cash flow assumptions(a)	—	—	140	(6)	—	134
Effect of actual variances from expected experience(a)	(16)	(2)	(24)	(11)	(24)	(77)
Adjusted beginning of year balance	1,262	216	24,841	13,003	21,977	61,299
Issuances	156	9	1,055	1,507	8	2,735
Interest accrual	31	7	657	333	787	1,815
Benefit payments	(86)	(18)	(1,317)	(602)	(1,118)	(3,141)
Foreign exchange impact	—	—	(1,093)	(555)	—	(1,648)
Other	—	—	(2)	—	(11)	(13)
Ending balance at original discount rate	1,363	214	24,141	13,686	21,643	61,047
Effect of changes in discount rate assumptions (AOCI)	(188)	(4)	(3,844)	(2,786)	(1,546)	(8,368)
Balance, end of period	$1,175	$210	$20,297	$10,900	$20,097	$52,679
Net liability for future policy benefits, end of period	1,175	210	9,209	10,900	19,104	40,598
Liability for future policy benefits for certain participating contracts	—	—	14	—	1,349	1,363
Liability for universal life policies with secondary guarantees and similar features(b)	—	—	3,177	—	55	3,232
Deferred profit liability	92	12	14	1,148	898	2,164
Other reconciling items(c)	30	—	547	—	101	678
Future policy benefits for life and accident and health insurance contracts	1,297	222	12,961	12,048	21,507	48,035
Less: Reinsurance recoverable:	(4)	—	(1,069)	(37)	(21,491)	(22,601)
Net liability for future policy benefits after reinsurance recoverable	$1,293	$222	$11,892	$12,011	$16	$25,434

Weighted average liability duration of the liability for future policy benefits(d)	7.4	6.8	11.9	10.1	11.2
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
(e)    Includes balances that were reclassified to Liabilities held-for-sale in the Condensed Consolidated Balance Sheets. See Note 4 for additional information.

Corebridge | Third Quarter 2023 Form 10-Q 73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Future Policy Benefits
For the nine months ended September 30, 2023 and 2022 in the traditional and term life insurance block, capping of net premium ratios at 100% caused a (credit)/charge to net income of $(1) million and $11 million, respectively. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Nine Months Ended September 30,
(in millions)		2023	2022
Individual Retirement	Undiscounted expected future benefits and expense	$2,119	$1,889
	Undiscounted expected future gross premiums	$—	$—
	Discounted expected future gross premiums (at current discount rate)	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$315	$324
	Undiscounted expected future gross premiums	$—	$—
	Discounted expected future gross premiums (at current discount rate)	$—	$—
Life Insurance(a)	Undiscounted expected future benefits and expense	$39,763	$38,238
	Undiscounted expected future gross premiums	$29,789	$28,584
	Discounted expected future gross premiums (at current discount rate)	$18,596	$17,965
Institutional Markets	Undiscounted expected future benefits and expense	$33,025	$21,866
	Undiscounted expected future gross premiums	$—	$—
	Discounted expected future gross premiums (at current discount rate)	$—	$—
Corporate and Other (b)	Undiscounted expected future benefits and expense	$43,250	$44,919
	Undiscounted expected future gross premiums	$2,141	$2,305
	Discounted expected future gross premiums (at current discount rate)	$1,372	$1,481
(a)    Includes balances that have been reclassified to Liabilities held-for-sale in the Condensed Consolidated Balance Sheets. See Note 4 for additional information.
(b)    Represents activity ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums		Interest Accretion
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Individual Retirement	$164	$160	$38	$31
Group Retirement	16	16	8	7
Life Insurance	1,781	1,751	354	360
Institutional Markets	3,709	1,558	478	333
Corporate and Other	161	168	736	750
Total	$5,831	$3,653	$1,614	$1,481
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

September 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

Weighted-average interest rate, original discount rate *	3.75%	5.15%	4.14%	3.97%	4.87%
Weighted-average interest rate, current discount rate *	5.92%	5.90%	5.92%	5.87%	5.94%
September 30, 2022
Weighted-average interest rate, original discount rate	3.42%	5.20%	4.13%	3.41%	4.89%
Weighted-average interest rate, current discount rate	5.52%	5.50%	5.56%	5.56%	5.57%
*    Weighted-average interest rates for Life Insurance include balances that have been reclassified to Liabilities held-for-sale.

Corebridge | Third Quarter 2023 Form 10-Q 74

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Future Policy Benefits
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
Actuarial Assumption Updates for Liability for Future Policy Benefits
In 2023, Corebridge recognized an unfavorable impact to net income due to other refinements on Life products offset in part by mortality assumption updates. In 2022, Corebridge recognized a favorable impact to net income (mostly offset by corresponding DPL adjustment) due to updates to mortality and retirement assumptions on certain pension risk transfer products.
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

Corebridge | Third Quarter 2023 Form 10-Q 75

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Future Policy Benefits
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
The following table presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$3,300	$55	$3,355	$4,952	$55	$5,007
Effect of changes in assumptions	(41)	—	(41)	(24)	—	(24)
Effect of changes in experience	174	(3)	171	245	(3)	242
Adjusted beginning balance	$3,433	$52	$3,485	$5,173	$52	$5,225
Assessments	518	1	519	528	1	529
Excess benefits paid	(681)	—	(681)	(697)	—	(697)
Interest accrual	95	2	97	94	2	96
Other	20	—	20	(14)	—	(14)
Changes related to unrealized appreciation (depreciation) of investments	(162)	—	(162)	(1,907)	—	(1,907)
Balance, end of period	$3,223	$55	$3,278	$3,177	$55	$3,232
Less: Reinsurance recoverable	(162)	—	(162)	(214)	—	(214)
Balance, end of period net of Reinsurance recoverable	$3,061	$55	$3,116	$2,963	$55	$3,018
Weighted average duration of liability *	25.4	9.3		26.8	9.6
*     The weighted average duration of liabilities is calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.

Corebridge | Third Quarter 2023 Form 10-Q 76

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Future Policy Benefits
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies with secondary guarantees and similar features:

	Gross Assessments Nine Months Ended September 30,		Interest Accretion Nine Months Ended September 30,

(in millions)	2023	2022	2023	2022
Life Insurance	$855	$922	$95	$94
Corporate and Other	31	29	2	2
Total	$886	$951	$97	$96
The following table presents the calculation of weighted average interest rate for the liability for universal life policies with secondary guarantees and similar features:

September 30,	2023		2022
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	3.94%	4.20%	3.75%	4.20%

The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
The following table presents details concerning our universal life policies with secondary guarantees and similar features:

	Nine Months Ended September 30,
(in millions, except for attained age of contract holders)	2023	2022
Account value	$3,654	$3,462
Net amount at risk	$71,497	$68,350
Average attained age of contract holders	53	53
Actuarial Assumption Updates for Liability for universal life policies with secondary guarantees and similar features
In 2023, Corebridge recognized a favorable impact to net income due to updates to the portfolio yield assumption and refinements to the modeling for universal life with secondary guarantees and similar features, partially offset by updated premium assumptions. In 2022, Corebridge recognized a favorable impact to net income due to modeling refinements to reflect actual versus expected asset data related to calls and capital gains.

14. Policyholder Contract Deposits and Other Policyholder Funds
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
For additional information on index credits accounted for as embedded derivatives, see Note 5.
Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by funding agreements issued to the trust by one of our subsidiaries through our Institutional Markets business.

Corebridge | Third Quarter 2023 Form 10-Q 77

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents the transition rollforward of Policyholder contract deposits account balances:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Pre-adoption December 31, 2020 Policyholder contract deposits	$85,097	$43,805	$10,286	$11,559	$4,145	$154,892
Adjustment for the reclassification of the embedded derivative liability to market risk benefits, net of the host adjustment(s)	(5,894)	(577)	—	—	—	(6,471)
Post-adoption January 1, 2021 Policyholder contract deposits	$79,203	$43,228	$10,286	$11,559	$4,145	$148,421
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

Nine Months Ended September 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate	Total
(in millions, except for average crediting rate)					and Other
Policyholder contract deposits account balance, beginning of year	$89,554	$43,395	$10,224	$11,734	$3,587	$158,494
Deposits	12,885	3,943	1,211	3,707	34	21,780
Policy charges	(661)	(359)	(1,143)	(50)	(47)	(2,260)
Surrenders and withdrawals	(10,310)	(6,010)	(194)	(502)	(65)	(17,081)
Benefit payments	(2,984)	(1,801)	(222)	(1,355)	(233)	(6,595)
Net transfers from (to) separate account	2,577	1,896	1	565	—	5,039
Interest credited	1,482	843	297	353	127	3,102
Other	(7)	6	16	(9)	(11)	(5)
Policyholder contract deposits account balance, end of period	$92,536	$41,913	$10,190	$14,443	$3,392	$162,474
Other reconciling items(b)	(2,280)	(327)	11	(20)	—	(2,616)
Policyholder contract deposits	90,256	41,586	10,201	14,423	3,392	159,858
Weighted average crediting rate	2.65%	2.88%	4.37%	3.66%	4.99%
Cash surrender value(c)	$85,644	$40,928	$9,008	$2,577	$1,732	$139,889

Nine Months Ended September 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate	Total
(in millions, except for average crediting rate)					and Other
Policyholder contract deposits account balance, beginning of year	$84,097	$43,902	$10,183	$10,804	$3,823	$152,809
Deposits	11,359	3,599	1,252	1,296	36	17,542
Policy charges	(631)	(356)	(1,175)	(52)	(49)	(2,263)
Surrenders and withdrawals	(6,232)	(4,146)	(162)	(44)	(48)	(10,632)
Benefit payments	(2,872)	(1,634)	(164)	(593)	(273)	(5,536)
Net transfers from (to) separate account	1,606	1,659	(1)	26	—	3,290
Interest credited	1,242	825	286	207	134	2,694
Other	3	1	(10)	(48)	8	(46)
Policyholder contract deposits account balance, end of period	$88,572	$43,850	$10,209	$11,596	$3,631	$157,858
Other reconciling items(b)	(2,372)	(356)	(125)	(33)	2	(2,884)
Policyholder contract deposits	86,200	43,494	10,084	11,563	3,633	154,974
Weighted average crediting rate	2.40%	2.74%	4.28%	2.49%	4.91%
Cash surrender value(c)	$82,151	$42,970	$8,948	$2,532	$1,824	$138,425
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
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 15.

Corebridge | Third Quarter 2023 Form 10-Q 78

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

September 30, 2023	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$6,741	$2,234	$24,455	$33,430
> 1% - 2%	3,940	22	1,909	5,871
> 2% - 3%	8,401	11	822	9,234
> 3% - 4%	6,864	37	6	6,907
> 4% - 5%	439	—	4	443
> 5%	32	—	3	35
Total	$26,417	$2,304	$27,199	$55,920
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,197	$2,467	$6,304	$10,968
> 1% - 2%	3,874	1,347	667	5,888
> 2% - 3%	12,700	159	93	12,952
> 3% - 4%	641	—	—	641
> 4% - 5%	6,773	—	—	6,773
> 5%	150	—	—	150
Total	$26,335	$3,973	$7,064	$37,372
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	131	347	478
> 2% - 3%	9	866	1,078	1,953
> 3% - 4%	1,178	499	26	1,703
> 4% - 5%	2,879	—	—	2,879
> 5%	218	—	—	218
Total	$4,284	$1,496	$1,451	$7,231
Total*	$57,036	$7,773	$35,714	$100,523
Percentage of total	56%	8%	36%	100%

Corebridge | Third Quarter 2023 Form 10-Q 79

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Policyholder Contract Deposits and Other Policyholder Funds

September 30, 2022		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$9,822	$1,656	$20,778	$32,256
	> 1% - 2%	4,261	24	1,960	6,245
	> 2% - 3%	9,790	—	17	9,807
	> 3% - 4%	7,805	40	6	7,851
	> 4% - 5%	464	—	5	469
	> 5%	33	—	4	37
	Total	$32,175	$1,720	$22,770	$56,665
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$3,726	$1,614	$5,178	$10,518
	> 1% - 2%	6,024	437	23	6,484
	> 2% - 3%	14,448	—	—	14,448
	> 3% - 4%	690	—	—	690
	> 4% - 5%	6,943	—	—	6,943
	> 5%	159	—	—	159
	Total	$31,990	$2,051	$5,201	$39,242
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	106	24	353	483
	> 2% - 3%	235	635	1,112	1,982
	> 3% - 4%	1,374	183	192	1,749
	> 4% - 5%	2,998	—	—	2,998
	> 5%	224	—	—	224
	Total	$4,937	$842	$1,657	$7,436
Total*		$69,102	$4,613	$29,628	$103,343
Percentage of total		67%	4%	29%	100%
*    Excludes policyholder contract deposits account balances that are not subject to guaranteed minimum crediting rates.

Corebridge | Third Quarter 2023 Form 10-Q 80

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Policyholder Contract Deposits and Other Policyholder Funds
OTHER POLICYHOLDER FUNDS
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
Prior to the adoption of LDTI, URR for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available for sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI. As the available for sale portfolio was in an unrealized gain position as of the transition date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances was reducing URR.
The following table presents a rollforward of the unearned revenue reserve for the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30, 2023	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	114	—	—	114
Amortization	(83)	(1)	(8)	(92)
Balance, end of period	$1,758	$1	$97	$1,856
Other reconciling items*				994
Other policyholder funds				$2,850

Nine Months Ended September 30, 2022	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Balance, beginning of year	$1,693	$2	$116	$1,811
Revenue deferred	106	—	—	106
Amortization	(82)	—	(8)	(90)
Balance, end of period	$1,717	$2	$108	$1,827
Other reconciling items*				1,045
Other policyholder funds				$2,872
* Other reconciling items include policyholders' dividend accumulations, provisions for future dividends to participating policyholders, dividends to policyholders and any similar items.

Corebridge | Third Quarter 2023 Form 10-Q 81

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Market Risk Benefits

15. Market Risk Benefits
MRBs are defined as contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose Corebridge to other-than nominal capital market risk. The MRB represents an amount that a policyholder receives in addition to the account balance upon the occurrence of a specific event or circumstance, such as death, annuitization, or periodic withdrawal that involves protection from other-than-nominal capital market risk. Certain contract features, such as GMWBs, GMDBs and guaranteed minimum income benefits (“GMIBs”) commonly found in variable, fixed index and fixed annuities, are MRBs. MRBs are assessed at contract inception using a non-option method involving attributed fees that results in an initial fair value of zero or an option method that results in a fair value greater than zero.
MRBs are recorded at fair value, and Corebridge applies a non-option attributed fee valuation method for variable annuity products, and an option-based valuation method (host offset) for both fixed index and fixed products. Under the non-option valuation method, the attributed fee is determined at contract inception; it cannot exceed the total contract fees and assessments collectible from the contract holder and cannot be less than zero. Investment margin is excluded from the attributed fee determination. Under the option-based valuation method, an offset to the host amount related to the MRB amount is established at inception. Changes in the fair value of MRBs are recorded in net income in Changes in the fair value of market risk benefits, net except for the portion of the fair value change attributable to our own credit risk, which is recognized in OCI. MRBs are derecognized when the underlying contract is surrendered, a GMDB is incurred, a GMIB is annuitized, or when the account value is exhausted on a policy with a GMWB. Generally when a policyholder elects to annuitize a GMIB rider or the account value on a policy with a GMWB rider is reduced to zero, the policy is converted to a payout annuity automatically. When a conversion occurs, the policyholder is issued a new payout annuity contract. At this point, the MRB is derecognized, and a LFPB is established for the payout annuity.
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
Changes in the fair value of Market Risk Benefits, net represents changes in the fair value of market risk benefit liabilities and assets (with the exception of our own credit risk changes), and includes attributed rider fees and benefits, net of changes in the fair value of derivative instruments and fixed maturity securities that are used to economically hedge market risk from the variable annuity GMWB riders.

Corebridge | Third Quarter 2023 Form 10-Q 82

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

Corebridge | Third Quarter 2023 Form 10-Q 83

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Market Risk Benefits
The following table presents the balances of and changes in market risk benefits:

Nine Months Ended September 30, 2023	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$3,738	$296	$4,034
Effect of changes in our own credit risk	(441)	(24)	(465)
Balance, beginning of year, before effect of changes in our own credit risk	$3,297	$272	$3,569
Issuances	527	28	555
Interest accrual	122	12	134
Attributed fees	636	49	685
Expected claims	(68)	(2)	(70)
Effect of changes in interest rates	(1,223)	(99)	(1,322)
Effect of changes in interest rate volatility	(7)	2	(5)
Effect of changes in equity markets	(591)	(61)	(652)
Effect of changes in equity index volatility	(27)	(4)	(31)
Actual outcome different from model expected outcome	155	10	165
Effect of changes in future expected policyholder behavior	(1)	(1)	(2)
Effect of changes in other future expected assumptions	(86)	(40)	(126)
Other, including foreign exchange	—	(3)	(3)
Balance, end of period, before effect of changes in our own credit risk	2,734	163	2,897
Effect of changes in our own credit risk	662	53	715
Balance, end of period	3,396	216	3,612
Less: Reinsured MRB, end of period	(71)	—	(71)
Net Liability Balance after reinsurance recoverable	$3,325	$216	$3,541
Net amount at risk
GMDB only	$1,200	$257	$1,457
GMWB only	$24	$1	$25
Combined*	$1,764	$28	$1,792
Weighted average attained age of contract holders	70	64

Corebridge | Third Quarter 2023 Form 10-Q 84

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Market Risk Benefits

Nine Months Ended September 30, 2022	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$6,452	$582	$7,034
Effect of changes in our own credit risk	(1,934)	(167)	(2,101)
Balance, beginning of year, before effect of changes in our own credit risk	$4,518	$415	$4,933
Issuances	161	17	178
Interest accrual	130	16	146
Attributed fees	637	54	691
Expected claims	(53)	(2)	(55)
Effect of changes in interest rates	(3,929)	(360)	(4,289)
Effect of changes in interest rate volatility	267	17	284
Effect of changes in equity markets	1,923	164	2,087
Effect of changes in equity index volatility	(80)	—	(80)
Actual outcome different from model expected outcome	139	14	153
Effect of changes in future expected policyholder behavior	(2)	(18)	(20)
Effect of changes in other future expected assumptions	(85)	—	(85)
Other, including foreign exchange	4	(12)	(8)
Balance, end of period before effect of changes in our own credit risk	3,630	305	3,935
Effect of changes in our own credit risk	63	(8)	55
Balance, end of period	3,693	297	3,990
Less: Reinsured MRB, end of period	(98)	—	(98)
Net Liability Balance after reinsurance recoverable	$3,595	$297	$3,892
Net amount at risk
GMDB only	$2,059	$558	$2,617
GMWB only	$15	$—	$15
Combined*	$2,670	$16	$2,686
Weighted average attained age of contract holders	70	64
* Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	September 30, 2023			September 30, 2022
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$814	$4,139	$3,325	$622	$4,217	$3,595
Group Retirement	164	380	216	121	418	297
Total	$978	$4,519	$3,541	$743	$4,635	$3,892
* Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 5.
Actuarial Assumption Updates for Market Risk Benefits
For 2023, Corebridge recognized a favorable impact to net income due to policyholder behavior assumptions. For 2022, Corebridge recognized a favorable impact to net income due to an update to the relationship between projected equity growth and interest rates for annuities.
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

Corebridge | Third Quarter 2023 Form 10-Q 85

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Market Risk Benefits
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
For a discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 5.

16. Contingencies, Commitments and Guarantees
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
LEGAL CONTINGENCIES
Overview
In the normal course of business, we are subject to regulatory and government investigations and actions, and litigation and other forms of dispute resolution in a large number of proceedings pending in various domestic and foreign jurisdictions. Certain of these matters involve potentially significant risk of loss due to potential for significant jury awards and settlements, punitive damages or other penalties. Many of these matters are also highly complex and may seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from these matters. In our insurance and reinsurance operations, litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance contracts, are generally considered in the establishment of our future policy benefits. Separate and apart from the foregoing matters involving insurance and reinsurance coverage, we and our respective officers and directors are subject to a variety of additional types of legal proceedings brought by holders of our securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. With respect to these other categories of matters not arising out of claims for insurance or reinsurance coverage, we establish reserves for loss contingencies when it is probable that a loss will be incurred, and the amount of the loss can be reasonably estimated. In many instances, we are unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from legal proceedings may exceed the amount of liabilities that we have recorded in our financial statements covering these matters. While such potential future charges could be material, based on information currently known to management, management does not believe, other than as may be discussed below, that any such charges are likely to have a material adverse effect on our financial position or results of operations.

Corebridge | Third Quarter 2023 Form 10-Q 86

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Contingencies, Commitments and Guarantees
Additionally, from time to time, various regulatory and governmental agencies review our transactions and practices in connection with industry-wide and other inquiries or examinations into, among other matters, the business practices of current and former operating subsidiaries. Such investigations, inquiries or examinations could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.
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
For additional information, see Note 8.
Moriarty Litigation
Effective January 1, 2013, the California legislature enacted AB 1747 (the “Act”), which amended the California Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and annual notice of the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (“AGL”) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013, effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. On February 7, 2022, Plaintiff filed motions for summary judgment and class certification; AGL opposed both motions and filed its own motion for partial summary judgment. On July 26, 2022, the District Court granted in part and denied in part AGL’s motion for partial summary judgment, and on September 7, 2022, the District Court denied Plaintiff's motion for summary judgment. In those 2022 summary judgment decisions, the District Court declined to adopt Plaintiff’s theory that a failure to comply with the Act necessitates payment of policy benefits or to make a pre-trial determination as to AGL’s liability. On September 27, 2022, the District Court denied Plaintiff’s motion for class certification without prejudice. The District Court declined to certify Plaintiff’s proposed class consisting of claims for monetary damages and equitable relief, but indicated that Plaintiff could seek the certification of a narrower class consisting only of claims for monetary damages. The District Court indicated, however, that it had “substantial concerns” as to whether individual issues such as actual damages and causation would predominate, precluding class certification.Subsequently, the case was reassigned to a new District Court judge, who requested additional briefing on certain issues addressed by the summary judgment decisions and heard additional oral argument on those issues on July 19, 2023.
On August 14, 2023, the District Court granted Plaintiff’s motion for summary judgment, adopting Plaintiff’s theory that failure to comply with the Act means the policy did not lapse and as a result, AGL breached the terms of the policy by refusing to pay the death benefit. In the order granting the motion, the District Court declined to revisit the September 2022 denial of class certification; therefore, this matter became an individual case only.
At a status conference on August 23, 2023, the District Court decided that Plaintiff could file a motion regarding the propriety of revisiting class certification. Plaintiff filed such a motion on September 1, 2023, and AGL filed a provisional motion to certify the District Court’s August 14, 2023 summary judgment order for interlocutory appeal to the Court of Appeals for the Ninth Circuit on the same date.
On September 26, 2023, the District Court decided that good cause exists to allow Plaintiff to file a third motion for class certification; however, at the same time, the Court certified AGL’s petition for interlocutory appeal and stayed court proceedings pending the outcome of AGL’s appeal.
AGL is also defending other actions in California involving similar issues: Allen v. Protective Life Insurance Co., (pending in federal district court in the Eastern District) in which the individual plaintiff filed a motion on August 11, 2023 seeking leave to amend the complaint to add class-action allegations against AGL; and Chuck v. American General Life Insurance Co. (pending in California Superior Court for the County of Los Angeles), which was filed on September 6, 2023 as a putative class action. These cases are in the early stages, and we expect their progress will be influenced by future developments in the McHugh and Moriarty cases referenced herein.
We have accrued our current estimate of probable loss with respect to these litigation matters.

Corebridge | Third Quarter 2023 Form 10-Q 87

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Contingencies, Commitments and Guarantees
Proceedings are ongoing against other insurers in other California cases that raise similar industry-wide issues, including the McHugh case. McHugh is on remand from the California Supreme Court and is set for trial in February 2024. There, the California Court of Appeal rendered an unpublished opinion on October 10, 2022 that declined to hold that failure to comply with the Act automatically necessitates payment of policy benefits.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $4.4 billion at September 30, 2023.
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
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which AHAC or NUFIC has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the nine months ended September 30, 2023 or 2022.
AGC is a party to a Capital Maintenance Agreement (“CMA”) with AIG. Among other things, the CMA provides that AIG will maintain the total adjusted capital of AGC at or above a specified minimum percentage of AGC’s projected Company Action Level Risk Based Capital. AIG did not make any capital contributions to AGC under the CMA during the nine months ended September 30, 2023. As of September 30, 2023 and 2022, the specified minimum capital percentage in the CMA was 250%.
AIG Parent provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of Corebridge Life Holdings, Inc.(“CRBGLH”). This includes:
•a guarantee (the “CRBGLH External Debt Guarantee”) in connection with CRBGLH junior subordinated debentures and certain CRBGLH notes (the “CRBGLH External Debt”); and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, CRBGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes were guaranteed by AIG Parent for the benefit of AGL. We paid no fees for these guarantees during the nine months ended September 30, 2023 or 2022. On August 1, 2023, the guarantee of these promissory notes was novated from AIG Parent to Corebridge Parent.
In addition to the Separation Agreement, we have entered into a guarantee reimbursement agreement with AIG Parent which provides that we will reimburse AIG Parent for the full amount of any payment made by or on behalf of AIG Parent pursuant to the CRBGLH External Debt Guarantee. We have also entered into a collateral agreement with AIG Parent which provides that in the event of: (i) a ratings downgrade of Corebridge Parent or CRBGLH long-term unsecured indebtedness below specified levels or (ii) the failure by CRBGLH to pay principal and interest on the External Debt when due, we must collateralize an amount equal to the sum of: (a) 100% of the principal amount outstanding, (b) accrued and unpaid interest and (c) 100% of the net present value of scheduled interest payments through the maturity dates of the CRBGLH External Debt.
•For additional discussion on commitments and guarantees associated with VIEs, see Note 9.
•For additional disclosures about derivatives, see Note 10.
•For additional disclosures about related parties, see Note 20.

Corebridge | Third Quarter 2023 Form 10-Q 88

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity and Redeemable Noncontrolling Interest

17. Equity and Redeemable Noncontrolling Interest
COREBRIDGE SHAREHOLDERS’ EQUITY
Retained Earnings
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

August 3, 2023	September 15, 2023	September 29, 2023	$0.23
June 1, 2023*	June 16, 2023	June 30, 2023	$0.62
May 8, 2023	June 16, 2023	June 30, 2023	$0.23
February 16, 2023	March 17, 2023	March 31, 2023	$0.23
* On June 1, 2023, we declared a special dividend of $0.62 per share on our common stock, payable on June 30, 2023 to stockholders of record at the close of business on June 16, 2023.
For the three and nine months ended 2022, Corebridge paid cash dividends of $0 million and $580 million.
Dividends Declared
On November 2, 2023, the Company declared a cash dividend on Corebridge common stock of $0.23 per share, payable on December 29, 2023 to shareholders of record at close of business on December 15, 2023.
On October 31, 2023, the Company declared a special cash dividend on Corebridge common stock of $1.16 per share (approximately $730 million), payable on November 22, 2023 to shareholders of record at close of business on November 13, 2023.
Common Stock
The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2023	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	645,000,000	—	645,000,000
Shares issued under long-term incentive compensation plans	3,144,926	—	3,144,926
Shares repurchased	—	(14,660,410)	(14,660,410)
Shares, end of period	648,144,926	(14,660,410)	633,484,516
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
From May 4, 2023 to September 30, 2023, we repurchased approximately 14.7 million shares of Corebridge Common Stock for an aggregate purchase price of approximately $246 million. From September 30, 2023 to October 27, 2023, we repurchased approximately 2.5 million shares of Corebridge Common Stock for an aggregate purchase price of approximately $50 million.

Corebridge | Third Quarter 2023 Form 10-Q 89

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity and Redeemable Noncontrolling Interest
Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, June 30, 2023, net of tax	$(19)	$(17,732)	$(480)	$2,929	$147	$(38)	$11	$(15,182)
Change in unrealized depreciation of investments (a)	(52)	(6,398)	—	—	—	—	—	(6,450)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(104)	—	—	—	—	(104)
Change in discount rates assumptions of certain liabilities	—	—	—	1,435	—	—	—	1,435
Change in future policy benefits and other	(10)	183	—	—	—	—	—	173
Change in cash flow hedges	—	—	—	—	(17)	—	—	(17)
Change in foreign currency translation adjustments	—	—	—	—	—	(41)	—	(41)
Change in net actuarial loss	—	—	—	—	—	—	—	—
Change in deferred tax asset (liability)	13	1,157	23	(319)	3	12	—	889
Total other comprehensive income (loss)	(49)	(5,058)	(81)	1,116	(14)	(29)	—	(4,115)
Noncontrolling interests	—	—	—	—	—	(3)	—	(3)
Balance, September 30, 2023, net of tax	$(68)	$(22,790)	$(561)	$4,045	$133	$(64)	$11	$(19,294)
Balance, June 30, 2022, net of tax (b)	$(33)	$(13,480)	$(296)	$1,607	$169	$(79)	$6	$(12,106)
Change in unrealized depreciation of investments	(63)	(9,985)	—	—	—	—	—	(10,048)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	320	—	—	—	—	320
Change in discount rates assumptions of certain liabilities	—	—	—	2,002	—	—	—	2,002
Change in future policy benefits and other	—	465	—	—	—	—	—	465
Change in cash value hedges	—	—	—	—	(7)	—	—	(7)
Change in foreign currency translation adjustments	—	—	—	—	—	(84)	—	(84)
Change in net actuarial loss	—	—	—	—	—	—	—	—
Change in deferred tax asset (liability)	14	1,957	(68)	(424)	1	5	—	1,485
Total other comprehensive income	(49)	(7,563)	252	1,578	(6)	(79)	—	(5,867)
Noncontrolling interests	—	—	—	—	—	(19)	—	(19)
Balance, September 30, 2022, net of tax	$(82)	$(21,043)	$(44)	$3,185	$163	$(139)	$6	$(17,954)

Corebridge | Third Quarter 2023 Form 10-Q 90

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity and Redeemable Noncontrolling Interest

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2022, net of tax	$(92)	$(19,380)	$(365)	$2,908	$157	$(100)	$9	$(16,863)
Cumulative effect of change in accounting principles	—	—	—	—	—	—	—	—
Change in unrealized depreciation of investments (a)	41	(4,243)	—	—	—	—	—	(4,202)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(250)	—	—	—	—	(250)
Change in discount rates assumptions of certain liabilities	—	—	—	1,468	—	—	—	1,468
Change in future policy benefits and other	(10)	116	—	—	—	—	—	106
Change in cash flow hedges	—	—	—	—	(32)	—	—	(32)
Change in foreign currency translation adjustments	—	—	—	—	—	24	—	24
Change in net actuarial loss	—	—	—	—	—	—	3	3
Change in deferred tax asset (liability)	(7)	717	54	(331)	8	19	(1)	459
Total other comprehensive income (loss)	24	(3,410)	(196)	1,137	(24)	43	2	(2,424)
Less: Noncontrolling interests	—	—	—	—	—	7	—	7
Balance, September 30, 2023, net of tax	$(68)	$(22,790)	$(561)	$4,045	$133	$(64)	$11	$(19,294)
Balance, December 31, 2021, net of tax	$(31)	$12,315	$(1,659)	$(2,390)	$—	$(9)	$7	$8,233
Change in unrealized depreciation of investments	(65)	(42,259)	—	—	—	—	—	(42,324)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	2,046	—	—	—	—	2,046
Change in discount rates assumptions of certain liabilities	—	—	—	7,071	—	—	—	7,071
Change in future policy benefits and other	—	1,905	—	—	—	—	—	1,905
Change in cash value hedges	—	—	—	—	211	—	—	211
Change in foreign currency translation adjustments	—	—	—	—	—	(158)	—	(158)
Change in net actuarial loss	—	—	—	—	—	—	(1)	(1)
Change in deferred tax asset (liability)	14	6,996	(431)	(1,496)	(48)	9	—	5,044
Total other comprehensive income	(51)	(33,358)	1,615	5,575	163	(149)	(1)	(26,206)
Less: Noncontrolling interests	—	—	—	—	—	(19)	—	(19)
Balance, September 30, 2022, net of tax (b)	$(82)	$(21,043)	$(44)	$3,185	$163	$(139)	$6	$(17,954)

(a) Includes net unrealized gains and losses attributable to held-for-sale businesses at September 30, 2023.
(b) For additional disclosures related to the impact of the Targeted improvements to the Accounting for Long-Duration Contracts refer to Note 2.

Corebridge | Third Quarter 2023 Form 10-Q 91

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity and Redeemable Noncontrolling Interest
The following table presents the OCI reclassification adjustments for the three and nine months ended September 30, 2023 and 2022, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in the instrument- specific risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended September 30, 2023
Unrealized change arising during period	$(62)	$(6,223)	$(104)	$1,435	$(17)	$(41)	$—	$(5,012)
Less: Reclassification adjustments included in net income	—	(8)	—	—	—	—	—	(8)
Total other comprehensive income (loss), before income tax expense (benefit)	(62)	(6,215)	(104)	1,435	(17)	(41)	—	(5,004)
Less: Income tax expense (benefit)	(13)	(1,157)	(23)	319	(3)	(12)	—	(889)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(49)	$(5,058)	$(81)	$1,116	$(14)	$(29)	$—	$(4,115)
Three Months Ended September 30, 2022
Unrealized change arising during period	$(63)	$(9,625)	$320	$2,002	$(7)	$(84)	$—	$(7,457)
Less: Reclassification adjustments included in net income	—	(105)	—	—	—	—	—	(105)
Total other comprehensive income (loss), before income tax expense (benefit)	(63)	(9,520)	320	2,002	(7)	(84)	—	(7,352)
Less: Income tax expense (benefit)	(14)	(1,957)	68	424	(1)	(5)	—	(1,485)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(49)	$(7,563)	$252	$1,578	$(6)	$(79)	$—	$(5,867)
Nine Months Ended September 30, 2023
Unrealized change arising during period	$14	$(4,453)	$(250)	$1,468	$(32)	$24	$3	$(3,226)
Less: Reclassification adjustments included in net income	(17)	(326)	—	—	—	—	—	(343)
Total other comprehensive income (loss), before income tax expense (benefit)	31	(4,127)	(250)	1,468	(32)	24	3	(2,883)
Less: Income tax expense (benefit)	7	(717)	(54)	331	(8)	(19)	1	(459)
Total other comprehensive income (loss), net of income tax expense (benefit)	$24	$(3,410)	$(196)	$1,137	$(24)	$43	$2	$(2,424)
Nine Months Ended September 30, 2022
Unrealized change arising during period	$(73)	$(40,837)	$2,046	$7,071	$211	$(158)	$(1)	$(31,741)
Less: Reclassification adjustments included in net income	(8)	(483)	—	—	—	—	—	(491)
Total other comprehensive income (loss), before income tax expense (benefit)	(65)	(40,354)	2,046	7,071	211	(158)	(1)	(31,250)
Less: Income tax expense (benefit)	(14)	(6,996)	431	1,496	48	(9)	—	(5,044)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(51)	$(33,358)	$1,615	$5,575	$163	$(149)	$(1)	$(26,206)

Corebridge | Third Quarter 2023 Form 10-Q 92

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity and Redeemable Noncontrolling Interest
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$—	$(17)	$(8)	Net realized gains (losses)
Total	—	—	(17)	(8)
Unrealized appreciation (depreciation) of all other investments
Investments	(8)	(105)	(326)	(483)	Net realized gains (losses)
Total	(8)	(105)	(326)	(483)
Total reclassifications for the period	$(8)	$(105)	$(343)	$(491)
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
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$907	$1,208	$939	$1,759
Net income attributable to redeemable noncontrolling interest	(32)	127	(46)	282
Other comprehensive loss, net of tax	(3)	(19)	7	(19)
Changes in noncontrolling interests due to divestitures and acquisitions	—	(104)	(19)	(104)
Contributions from noncontrolling interests	20	22	63	45
Distributions to noncontrolling interests	(1)	(399)	(54)	(1,117)
Other	(1)	10	—	(1)
Ending balance	$890	$845	$890	$845
Refer to Note 9 for additional information related to Variable Interest Entities.

Corebridge | Third Quarter 2023 Form 10-Q 93

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
The following table presents a rollforward of redeemable noncontrolling interest:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2022	2022
Beginning balance	$58	$83
Distributions to noncontrolling interests	(40)	(65)
Net income attributable to redeemable noncontrolling interest	(1)	(1)
Ending balance	$17	$17

18. Earnings Per Common Share
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
The following table presents the computation of basic and diluted EPS for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2023	2022	2023	2022
Numerator for EPS:
Net income (loss)	$2,069	$2,532	$2,367	$8,647
Less: Net income (loss) attributable to noncontrolling interests	(32)	126	(46)	281
Net income (loss) attributable to Corebridge common shareholders	$2,101	2,406	$2,413	$8,366

Denominator for EPS(a):
Weighted average common shares outstanding - basic	639.0	645.7	646.8	645.2
Dilutive common shares(b)	2.0	0.7	1.8	0.2
Weighted average common shares outstanding - diluted	641.0	646.4	648.6	645.4
Income per common share attributable to Corebridge common shareholders(a)
Common stock - Basic	$3.29	$3.73	$3.73	$12.97
Common stock - Diluted	$3.28	$3.72	$3.72	$12.96
(a)     The results of the September 6, 2022 stock split have been applied retroactively for all periods prior to September 6, 2022. For additional information regarding the September 6, 2022 stock split, see Note 18 of the Consolidated Financial Statements in the June 2023 Registration Statement.
(b)     Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 1.0 million and 30 thousand for the three months ended September 30, 2023 and 2022, respectively, and 1.0 million and 10 thousand nine months ended September 30, 2023 and 2022, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

Corebridge | Third Quarter 2023 Form 10-Q 94

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Income Taxes

19. Income Taxes
RECENT U.S. TAX LAW CHANGES
The Inflation Reduction Act of 2022 (H.R. 5376), (the “Inflation Reduction Act”) includes a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period and a 1% stock buyback tax. Although the U.S. Treasury and Internal Revenue Service (“IRS”) issued interim CAMT guidance during 2023, many details and specifics of application of the CAMT remain subject to future guidance. Our estimated CAMT liability will continue to be refined based on future guidance.
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
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended September 30, 2023, the effective tax rate on income from operations was 15.9%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with the establishment of outside basis as a result of the held-for-sale designation of Laya and AIG Life (United Kingdom), partial release of valuation allowance, dividends received deduction, tax adjustments related to prior year returns, and reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities. These tax benefits were partially offset by tax charges associated with state and local income taxes.
For the nine months ended September 30, 2023, the effective tax rate on income from operations was 12.4%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with the establishment of outside basis as a result of the held-for-sale designation of Laya and AIG Life (United Kingdom), dividends received deduction, adjustments to deferred tax assets, reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities, tax adjustments related to prior year returns, partial release of valuation allowance, and excess tax benefits related to share based compensation payments recorded through the income statement. These tax benefits were partially offset by tax charges associated with state and local income taxes.
For the three months ended September 30, 2022, the effective tax rate on income from operations was 20.2%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with the dividends received deduction, reclassifications from AOCI to income from operations related to the disposal of available for sale securities, and tax adjustments related to prior year returns. These tax benefits were partially offset by tax charges associated with state and local income taxes.

Corebridge | Third Quarter 2023 Form 10-Q 95

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Income Taxes
For the nine months ended September 30, 2022, the effective tax rate on income from operations was 19.9%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with reclassifications from AOCI to income from operations related to the disposal of available for sale securities, the dividends received deduction, tax adjustments related to prior year returns, and excess tax benefits related to share based compensation payments recorded through the income statement. These tax benefits were partially offset by tax charges associated with state and local income taxes, including the establishment of a valuation allowance associated with certain state jurisdictions.
As a result of the held-for-sale designation of Laya and AIG Life (United Kingdom) during the third quarter of 2023, as of September 30, 2023, we do not consider our foreign earnings with respect to our operations in Europe to be indefinitely reinvested. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.
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
To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. A valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year is recorded discretely. For the three and nine months ended September 30, 2023, we recorded a decrease in valuation allowance of $57 million and $6 million, respectively, primarily attributable to current year activity. As of September 30, 2023, the balance sheet reflects a valuation allowance of $145 million related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized.
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
For the nine months ended September 30, 2023, recent changes in market conditions, including rising interest rates, impacted the unrealized tax capital gains and losses in the U.S. life insurance companies’ available-for-sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of September 30, 2023, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized capital losses that are not more likely than not to be realized. For the three and nine months ended September 30, 2023, we recorded an increase in valuation allowance of $177 million and $114 million, respectively, associated with the unrealized tax capital losses in the U.S. life insurance companies’ available-for-sale securities portfolio. As of September 30, 2023, the balance sheet reflects a valuation allowance of $1.5 billion associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio. All of the valuation allowance established was allocated to OCI.

Corebridge | Third Quarter 2023 Form 10-Q 96

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Income Taxes
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

20. Related Parties
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
The table below summarizes the material revenues and expenses of Corebridge, in connection with agreements with affiliated companies described below for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues:
Other income	$8	$24	$28	$83
Net investment income - excluding Fortitude Re funds withheld assets	—	3	(8)	(4)
Total revenues	$8	$27	$20	$79
Expenses:
General operating and other expenses	$34	$51	$127	$79
Interest expense	—	17	8	76
Total expenses	$34	$68	$135	$155
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

Corebridge | Third Quarter 2023 Form 10-Q 97

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Related Parties
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
Separately, certain of our subsidiaries provide portfolio administration and investment planning, performance evaluation and oversight services to AIG PC International, LLC (“AIGPCI”), on a non-discretionary basis, with respect to the investment portfolios of various of AIGPCI’s non-U.S. subsidiaries. In some cases, these services are directly provided to AIGPCI’s non-US subsidiaries. We offer our Funds to AIGPCI’s non-U.S. subsidiaries. Our subsidiaries earn investment management and advisory fees under the IMAs and other service agreements, as well as management fees and carried interest distributions or similar performance-based compensation under the Funds’ operating agreements, the majority of which are based on, or calibrated to approximate, the costs of providing the services. With respect to a minority of the AIG client portfolios, which relate to assets backing risks that have been transferred to third parties, our subsidiaries earn market-based fees. Management and advisory fee income for these Investment Services and related services reflected in Other income on the Condensed Consolidated Statements of Income (Loss) was $8 million and $28 million for the three and nine months ended September 30, 2023, respectively, and $24 million and $83 million for the three and nine months ended September 30, 2022, respectively.
Capital Markets Agreements
We received a suite of capital markets services from AIG, including securities lending, collateral management, repurchase transactions, derivatives execution and support, and operational support services, for which we pay a fee. AIGM provided these services through various services agreements. In addition, in the ordinary course of business, we enter into over-the-counter derivative transactions with AIGM under standard ISDA Master Agreements. The total expenses incurred for services provided by AIGM reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Condensed Consolidated Statements of Income (Loss) were $0 million and $0 million for the three and nine months ended September 30, 2023, respectively, and $4 million and $14 million for the three and nine months ended September 30, 2022, respectively. The derivative assets, net of gross assets and gross liabilities after collateral were $61 million and $12 million as of September 30, 2023 and December 31, 2022, respectively. The derivative liabilities, net of gross assets and gross liabilities after collateral were $0 million and $0 million as of September 30, 2023 and December 31, 2022, respectively. The collateral posted to AIGM was $2.2 billion and $1.5 billion as of September 30, 2023 and December 31, 2022, respectively. The collateral held by us was $640 million and $380 million as of September 30, 2023 and December 31, 2022, respectively.
In addition, we previously had certain unsecured derivative transactions with AIG. On May 4, 2023, these previously unsecured derivative transactions became fully collateralized. The derivative assets, net of gross assets and gross liabilities after collateral were $0 million and $253 million as of September 30, 2023 and December 31, 2022, respectively. There were no derivative net liabilities as of September 30, 2023 and December 31, 2022, respectively.
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
Amounts due to AIG under these agreements were $54 million and $311 million as of September 30, 2023 and December 31, 2022, respectively. Amounts due from AIG were $50 million and $54 million as of September 30, 2023 and December 31, 2022, respectively. The total service expenses incurred specific to these agreements reflected in General operating and other expenses on the Condensed Consolidated Statements of Income (Loss) were $34 million and $127 million for the three and nine months ended September 30, 2023, respectively, and $51 million and $62 million for the three and nine months ended September 30, 2022, respectively.

Corebridge | Third Quarter 2023 Form 10-Q 98

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Related Parties
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
Reinsurance assets related to these agreements were $61 million and $70 million as of September 30, 2023 and December 31, 2022, respectively. Amounts payable to AIRCO were $7 million and $32 million as of September 30, 2023 and December 31, 2022, respectively. Ceded premiums related to these agreements were $10 million and $28 million for the three and nine months ended September 30, 2023, respectively, and $11 million and $29 million for the three and nine months ended September 30, 2022, respectively.
For further details of reinsurance transactions, see Note 8.
Guarantees
Prior to the IPO, AIG provided certain guarantees to us as described below. Pursuant to the Separation Agreement, we will indemnify, defend and hold harmless AIG against or from any liability arising from or related to these guarantees.
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which AHAC or NUFIC has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the nine months ended September 30, 2023 and 2022.
AGC is a party to a CMA with AIG. Among other things, the CMA provides that AIG will maintain the total adjusted capital of AGC at or above a specified minimum percentage of AGC’s projected Company Action Level Risk Based Capital. AIG did not make any capital contributions to AGC under the CMA during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the specified minimum capital percentage in the CMA was 250%.
AIG Parent provided a full and unconditional guarantee of CRBGLH Notes and Junior Subordinated Debentures. This included:
•the CRBGLH External Debt Guarantee; and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, CRBGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes are guaranteed by AIG Parent for the benefit of AGL. We paid no fees for these guarantees during the nine months ended September 30, 2023 and 2022.
On August 1, 2023, the guarantee of these promissory notes was novated from AIG Parent to Corebridge Parent.
In addition to the Separation Agreement, we have entered into a guarantee reimbursement agreement with AIG Parent which provides that we will reimburse AIG Parent for the full amount of any payment made by or on behalf of AIG Parent pursuant to the CRBGLH External Debt Guarantee. We have also entered into a collateral agreement with AIG Parent which provides that in the event of: (i) a ratings downgrade of Corebridge Parent or CRBGLH long-term unsecured indebtedness below specified levels or (ii) the failure by CRBGLH to pay principal and interest on the External Debt when due, we must collateralize an amount equal to the sum of: (i) 100% of the principal amount outstanding, (ii) accrued and unpaid interest and (iii) 100% of the net present value of scheduled interest payments through the maturity dates of the CRBGLH External Debt.
For further details regarding guarantees previously provided by AIG, see Note 16.
Funding Arrangements
Prior to September 19, 2022, we participated in funding arrangements whereby each participating subsidiary placed funds on deposit with AIG in exchange for a stated rate of interest. These funding arrangements terminated on September 19, 2022. Our receivables under these arrangements of $0 million and $0.4 billion as of September 30, 2023 and December 31, 2022, respectively, were recorded in Short-term investments on the Condensed Consolidated Balance Sheets. Interest earned on these deposits, reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Condensed Consolidated Statements of Income (Loss), was $0 million and $8 million for the three and nine months ended September 30, 2023, respectively, and $7 million and $10 million for the three and nine months ended September 30, 2022, respectively.

Corebridge | Third Quarter 2023 Form 10-Q 99

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Related Parties
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
Prior to the IPO, Corebridge and SAFG Capital LLC were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. For the nine months ended September 30, 2023, we received tax sharing payments of $368 million from AIG in respect to these prior periods. There were $190 million and $1.0 billion of payments from Corebridge to AIG in connection with the tax sharing agreements for the three and nine months ended September 30, 2022, respectively. Amounts receivable (payable) from or to AIG pursuant to the tax sharing agreements were $(232) million and $524 million as of September 30, 2023 and December 31, 2022, respectively.
Employee Compensation and Benefits
Our employees participate in certain of AIG’s employee benefit programs. We had a payable of $32 million and $59 million as of September 30, 2023 and December 31, 2022, respectively, with respect to these programs. On September 14, 2022, we entered into an employee matters agreement with AIG (the “EMA”). The EMA allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters between us and AIG. The EMA generally provides that, unless otherwise specified, each party is responsible for liabilities associated with their current and former employees for purposes of compensation and benefit matters following the IPO.
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

Corebridge | Third Quarter 2023 Form 10-Q 100

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Related Parties
Related Party Transactions with Blackstone
Investment Expense
We entered into a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred was $47 million and $119 million for the three and nine months ended September 30, 2023, respectively, and $40 million and $113 million for the three and nine months ended September 30, 2022, respectively.
Repurchase of Corebridge Common Stock
On June 26, 2023, we repurchased approximately 1.2 million shares of Corebridge Common Stock from Blackstone for an aggregate purchase price of approximately $20 million.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by an affiliate, and in other instances, affiliates may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by affiliates was $106 million and $308 million as of September 30, 2023 and December 31, 2022, respectively. The interest expense incurred on the debt reflected in Interest expense on the Condensed Consolidated Statements of Income (Loss) was $0 million and $8 million for the three and nine months ended September 30, 2023, respectively, and $9 million and $29 million for the three and nine months ended September 30, 2022, respectively.
The noncontrolling interest included in the Condensed Consolidated Balance Sheets related to the VIEs held by affiliates was $520 million and $537 million as of September 30, 2023 and December 31, 2022, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by affiliates was $(17) million and $(6) million for the three and nine months ended September 30, 2023, respectively, and $(5) million and $61 million for the three and nine months ended September 30, 2022, respectively.
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
For additional information related to VIEs and other investments, see Notes 6 and 9.

Corebridge | Third Quarter 2023 Form 10-Q 101

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
This MD&A addresses the consolidated financial condition of Corebridge as of September 30, 2023, compared with December 31, 2022, and its consolidated results of operations for the three and nine months ended September 30, 2023 and 2022. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the audited consolidated financial statements and the “Risk Factors” in the June 2023 Registration Statement and the statements under “Cautionary Statements Regarding Forward-Looking Information,” and the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Corebridge | Third Quarter 2023 Form 10-Q 102

Corebridge | Third Quarter 2023 Form 10-Q 103

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

Corebridge | Third Quarter 2023 Form 10-Q 104

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
Impact of Fortitude Re
In 2018, AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Group Holdings, LLC (“Fortitude Holdings”), in a series of reinsurance transactions related to certain of AIG’s legacy operations. In February 2018, AGL, VALIC and USL entered into modco agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda. Additionally, CRBG Bermuda novated its assumption of certain long-duration contracts from an affiliated entity to Fortitude Re.
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
On June 2, 2020, AIG completed the Majority Interest Fortitude Sale. Following closing of the Majority Interest Fortitude Sale, AIG contributed $135 million of its proceeds from the Majority Interest Fortitude Sale to USL. On October 1, 2021, AIG contributed its remaining 3.5% interest in Fortitude Re Bermuda to us and we are entitled to a seat on the board of Fortitude Re Bermuda. At March 31, 2022, our ownership interest in Fortitude Re Bermuda was reduced from 3.5% to 2.46% due to a round of equity financing by third-party investors, in which we did not participate, that closed on March 31, 2022. As of September 30, 2023, $28.2 billion of reserves related to business written by multiple wholly owned AIG subsidiaries, including $25.2 billion of reserves related to Corebridge, had been ceded to Fortitude Re.
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

Corebridge | Third Quarter 2023 Form 10-Q 105

ITEM 2 | Executive Summary
Fortitude Re funds withheld impact:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net investment income - Fortitude Re funds withheld assets	$233	$157	$897	$617
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized losses on Fortitude Re funds withheld assets	(228)	(89)	(338)	(272)
Net realized gains on Fortitude Re funds withheld embedded derivatives	1,080	1,463	177	6,694
Net realized gains (losses) on Fortitude Re funds withheld assets	852	1,374	(161)	6,422
Income before income tax expense	1,085	1,531	736	7,039
Income tax expense*	(228)	(321)	(155)	(1,478)
Net income	857	1,210	581	5,561
Change in unrealized depreciation of the invested assets supporting the Fortitude Re modco arrangement classified as available for sale*	(820)	(1,091)	(534)	(5,242)
Comprehensive income	$37	$119	$47	$319
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
For further details on this transaction, see Note 8 to the Condensed Consolidated Financial Statements.
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
For more information on our valuation methodology for MRBs, see Note 5 to the Condensed Consolidated Financial Statements.
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

Corebridge | Third Quarter 2023 Form 10-Q 106

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
The following table presents the impact on pre-tax income (loss) and Other comprehensive income (loss) of Variable Annuity MRBs and Hedging for the Individual Retirement and Group Retirement Segments:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions)	MRB Liability*	Hedge Assets	Net	MRB Liability*	Hedge Assets	Net
Issuances	$3	$—	$3	$3	$—	$3
Interest accrual	(10)	(60)	(70)	(36)	(179)	(215)
Attributed fees	(210)	—	(210)	(685)	—	(685)
Expected claims	21	—	21	70	—	70
Effect of changes in interest rates	867	(817)	50	839	(788)	51
Effect of changes in interest rate volatility	(91)	75	(16)	3	(3)	—
Effect of changes in equity markets	(268)	189	(79)	644	(361)	283
Effect of changes in equity index volatility	35	12	47	31	1	32
Actual outcome different from model expected outcome	(74)	—	(74)	(183)	—	(183)
Effect of changes in future expected policyholder behavior	—	—	—	—	—	—
Effect of changes in other future expected assumptions	7	—	7	115	—	115
Foreign exchange impact	2	—	2	5	—	5
Total impact on balance before other and changes in our own credit risk	282	(601)	(319)	806	(1,330)	(524)
Other	(1)	18	17	(4)	1	(3)
Effect of changes in our own credit risk	(40)	—	(40)	(77)	43	(34)
Total income (loss) impact on market risk benefits	241	(583)	(342)	725	(1,286)	(561)
Less: impact on OCI	(40)	(116)	(156)	(77)	(82)	(159)
Add: fees net of claims and ceded premiums and benefits	178	—	178	597	—	597
Net impact on pre-tax income (loss)	$459	$(467)	$(8)	$1,399	$(1,204)	$195
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$(99)			$(474)

Corebridge | Third Quarter 2023 Form 10-Q 107

ITEM 2 | Executive Summary

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in millions)	MRB Liability*	Hedge Assets	Net	MRB Liability*	Hedge Assets	Net
Issuances	$(3)	$—	$(3)	$(10)	$—	$(10)
Interest accrual	(23)	(71)	(94)	(61)	(210)	(271)
Attributed fees	(246)	—	(246)	(691)	—	(691)
Expected claims	25	—	25	54	—	54
Effect of changes in interest rates	893	(629)	264	3,210	(2,665)	545
Effect of changes in interest rate volatility	(95)	55	(40)	(293)	130	(163)
Effect of changes in equity markets	(393)	233	(160)	(2,081)	1,307	(774)
Effect of changes in equity index volatility	35	(3)	32	82	(18)	64
Actual outcome different from model expected outcome	(17)	—	(17)	(179)	—	(179)
Effect of changes in future expected policyholder behavior	87	—	87	87	—	87
Effect of changes in other future expected assumptions	16	—	16	16	—	16
Foreign exchange impact	2	—	2	10	—	10
Total impact on balance before other and changes in our own credit risk	281	(415)	(134)	144	(1,456)	(1,312)
Other	—	34	34	—	120	120
Effect of changes in our own credit risk	229	(20)	209	1,489	(148)	1,341
Total income (loss) impact on market risk benefits	510	(401)	109	1,633	(1,484)	149
Less: impact on OCI	229	(120)	109	1,489	(550)	939
Add: fees net of claims and ceded premiums and benefits	225	—	225	618	—	618
Net impact on pre-tax income (loss)	$506	$(281)	$225	$762	$(934)	$(172)
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$481			$861
* MRB Liability is partially offset by MRB Assets.
Three Months Ended September 30, 2023
•Net impact on pre-tax loss of $8 million was primarily driven by decreases in equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended September 30, 2023, we had a net mark-to-market loss of approximately $99 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads.
Nine Months Ended September 30, 2023
•Net impact on pre-tax income of $195 million was primarily driven by increases in equity markets and the impact of the LIBOR to SOFR transition.
•With the transition of risk free rates to the SOFR curve, our discounting of fees has been reduced, resulting in a one time favorable impact to the MRB liability.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the nine months ended September 30, 2023, we had a net mark-to-market loss of approximately $474 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads and lower equity volatility.
Three Months Ended September 30, 2022
•Net impact on pre-tax income of $225 million was primarily driven by increases in interest rates.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended September 30, 2022, we had a net mark-to-market gain of approximately $481 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads and an update to actuarial assumptions.

Corebridge | Third Quarter 2023 Form 10-Q 108

ITEM 2 | Executive Summary
Nine Months Ended September 30, 2022
•Net impact on pre-tax loss of $172 million was primarily driven by fund basis changes that impacted our actual to expected model outcomes, lower equity markets and term structure moves in the interest rate volatility market, partially offset by increases in interest rates.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the nine months ended September 30, 2022, we had a net mark-to-market gain of approximately $861 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads and an update to actuarial assumptions.
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
The following table summarizes the fair values of the embedded derivatives for fixed index annuity and index universal life products:

(in millions)	At September 30, 2023	December 31, 2022
Fixed index annuities	$5,573	$4,657
Index universal life	$754	$710
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
As of September 30, 2023, Blackstone managed $54.7 billion in book value of assets in our investment portfolio.
Our Investment Management Agreements with BlackRock
Since April 2022 we entered into investment management agreements with BlackRock, Inc. and its investment advisory affiliates (“BlackRock”) (collectively referred herein as the “BlackRock Agreements”). As of September 30, 2023 BlackRock manages approximately $83.6 billion in book value of our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management. The BlackRock Agreements provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance.
See “Business—Investment Management—Our Investment Management Agreements with BlackRock” in the June 2023 Registration Statement.

Corebridge | Third Quarter 2023 Form 10-Q 109

ITEM 2 | Executive Summary
Actuarial Assumption Changes
Most of the fixed annuities, fixed index annuities, variable annuity products and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either separate account liabilities or policyholder contract deposits. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life and limited pay insurance products for which actual experience is reflected in the liability and assumptions are reviewed and updated at least annually, if necessary, with the recognition and parenthetical presentation of any resulting re-measurement gain or loss in Policyholder benefits (except for discount rate changes) in the income statement; (ii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; (iii) certain product guarantees reported as market risk benefits or index crediting features accounted for as embedded derivatives which are carried at fair value; and (iv) unearned revenue and assets for DAC, VOBA and DSI which are amortized on a constant level basis over the expected term of the related contracts using assumptions consistent with those used in estimating the related liability for future policy benefits, or any other related balances, for those corresponding contracts, as applicable.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits — Significant Reinsurance Agreements, Variable Annuity Guaranteed Benefits And Hedging Results And Actuarial Updates — Update of Actuarial Assumptions and Models.”
The following table presents the increase in adjusted pre-tax operating income and pre-tax income resulting from the annual update of actuarial assumptions, which occurs in the third quarter of each year, by financial statement line item as reported in the Condensed Consolidated Statements of Income (Loss):

	Nine Months Ended September 30,
(in millions)	2023	2022
Policyholder benefits	$22	$29
Increase in adjusted pre-tax operating income	22	29
Change in fair value of market risk benefits, net	7	105
Net realized gains losses	(7)	(2)
Increase in pre-tax income	$22	$132
The following table presents the increase in adjusted pre-tax operating income resulting from the annual update in actuarial assumptions, which occurs in the third quarter of each year, by segment and product line:

	Nine Months Ended September 30,
(in millions)	2023	2022
Individual Retirement	$1	$—
Life Insurance	19	25
Institutional Markets	2	4
Total increase in adjusted pre-tax operating income from update of assumptions*	$22	$29
*    Liabilities ceded to Fortitude Re are reported in Corporate and Other. There is no impact to adjusted pre-tax operating income due to the annual update of actuarial assumptions as these liabilities are 100% ceded.
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

Corebridge | Third Quarter 2023 Form 10-Q 110

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
The following table shows the net investment income reported on fair value option bond securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net investment income - excluding Fortitude Re funds withheld assets	$7	$(62)	$25	$(115)
Net investment income - Fortitude Re funds withheld assets	(35)	(120)	76	(362)
Total	$(28)	$(182)	$101	$(477)
Separation Costs
In connection with our separation from AIG, we have incurred and expect to continue to incur one-time and recurring expenses. We estimate that our one-time expenses will be between approximately $350 million and $450 million on a pre-tax basis from January 1, 2022. As of September 30, 2023, we have incurred approximately $366 million of one-time expenses on a pre-tax basis. These expenses primarily relate to replicating and replacing functions, systems and infrastructure provided by AIG; rebranding; and accounting advisory, consulting and actuarial fees. In addition to these separation costs, we expect to incur costs related to the evolution of our investments organization to reflect our strategic partnerships with key external managers, our implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in fees for asset management services. We expect to incur the majority of these costs by December 31, 2023.
In addition, as part of Corebridge Forward, we aim to achieve an annual run rate expense reduction of approximately $400 million on a pre-tax basis and expect the majority of the reduction to be achieved within 24 months of the IPO. Through September 30, 2023 we have acted upon or contracted approximately $322 million of exit run rate savings on a pre-tax basis, of which $22 million and $90 million relates to the three and nine months ended September 30, 2023, respectively. Corebridge Forward is expected to have a one-time expense of approximately $300 million on a pre-tax basis. As of September 30, 2023, the cost to achieve has been approximately $150 million.

Corebridge | Third Quarter 2023 Form 10-Q 111

ITEM 2 | Executive Summary
COREBRIDGE’S MACROECONOMIC, INDUSTRY AND REGULATORY TRENDS
Our business is affected by industry and economic factors such as interest rates; geopolitical stability (including the armed conflict between Ukraine and Russia and in the Middle East and corresponding sanctions imposed by the United States and other countries); credit and equity market conditions; currency exchange rates; regulation; tax policy; competition; and general economic, market and political conditions. We continued to operate under challenging market conditions in 2023 and 2022 characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, interest rate volatility, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.
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
The most significant impacts relating to COVID-19 have been the impact of interest rate, credit spreads and equity market levels on spread and fee income and increased mortality. We are actively monitoring the mortality rates and the potential direct and indirect impacts that COVID-19 may have across our businesses. Actual data related to cause of death is not always available for all claims paid, and such cause of death data does not always capture the existence of comorbid conditions. As a result, COVID-19 pre-tax income and APTOI impacts are estimates of the total impact of COVID-19 related claim activity based on available data. The regulatory approach to the pandemic and impact on the insurance industry is continuing to evolve and its ultimate impact remains uncertain. However, based on the latest data we believe that COVID-19 is shifting from a pandemic to an endemic. For the three and nine months ended September 30, 2022, our estimated reduction in pre-tax income and APTOI impact in the United States and UK from COVID-19 was $15 million and $78 million, respectively.
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

Corebridge | Third Quarter 2023 Form 10-Q 112

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
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the third quarter of 2023 may impact the private equity investments in the alternative investments portfolio in the second quarter of 2023.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products resulting in an increase in our base net investment spreads.
As of September 30, 2023, increases in key rates have improved yields on new investments, which are now higher than the yield on maturities and redemptions (“run-off yield”) that we are experiencing on our existing portfolios. Furthermore, the impact of interest rate increases is further reflected in our results as these rate increases have also reduced the value of fixed income assets that are held in the variable annuity separate accounts and brokerage and advisory assets, and accordingly, have adversely impacted the fees that are charged on these accounts. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
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
Annuity Sales and Surrenders
The rising rate environment and our partnership with Blackstone have provided a strong tailwind for fixed and fixed index annuity sales, however, higher interest rates have also resulted in an increase in surrenders. Rising interest rates could continue to create the potential for increased sales but could also drive higher surrenders relative to what we have already experienced. Fixed annuities have surrender charge periods, generally in the three-to-seven-year range. Fixed index annuities have surrender charge periods, generally in the five-to-ten-year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the liabilities for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period.

Corebridge | Third Quarter 2023 Form 10-Q 113

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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 57% and 64% were crediting at the contractual minimum guaranteed interest rate at September 30, 2023 and December 31, 2022, respectively. The percentages of fixed account values of our annuity products that are currently crediting at rates above 1% were 52% and 55% at September 30, 2023 and December 31, 2022, respectively. In the universal life insurance products in our Life Insurance business, 59% and 62% of the account values were crediting at the contractual minimum guaranteed interest rate at September 30, 2023 and December 31, 2022, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
For additional information on our investment and asset-liability management strategies, see Note 6 to the Condensed Consolidated Financial Statements.
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

Corebridge | Third Quarter 2023 Form 10-Q 114

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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Total revenues	$5,505	$6,538	$15,524	$20,568
Fortitude Re related items:
Net investment income (loss) on Fortitude Re funds withheld assets	(233)	(157)	(897)	(617)
Net realized losses on Fortitude Re funds withheld assets	228	89	338	272
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	(1,080)	(1,463)	(177)	(6,694)
Subtotal - Fortitude Re related items	(1,085)	(1,531)	(736)	(7,039)
Other non-Fortitude Re reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	(14)	(13)	(41)	(40)
Non-operating litigation reserves and settlements	—	(3)	—	(25)
Other (income) loss - net	(8)	(14)	(22)	(38)
Net realized (gains) losses*	(317)	(538)	564	(794)
Subtotal - Other non-Fortitude Re reconciling items	(339)	(568)	501	(897)
Total adjustments	(1,424)	(2,099)	(235)	(7,936)
Adjusted revenues	$4,081	$4,439	$15,289	$12,632
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

Corebridge | Third Quarter 2023 Form 10-Q 115

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

Corebridge | Third Quarter 2023 Form 10-Q 116

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) attributable to Corebridge to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) attributable to Corebridge:

Three Months Ended September 30,	2023				2022
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/net income, including noncontrolling interests	$2,461	$392	$—	$2,069	$3,172	$640	$—	$2,532
Noncontrolling interests	—	—	32	32	—	—	(126)	(126)
Pre-tax income/net income attributable to Corebridge	2,461	392	32	2,101	3,172	640	(126)	2,406
Fortitude Re related items
Net investment income on Fortitude Re funds withheld assets	(233)	(52)	—	(181)	(157)	(33)	—	(124)
Net realized (gains) losses on Fortitude Re funds withheld assets	228	51	—	177	89	19	—	70
Net realized losses on Fortitude Re funds withheld embedded derivative	(1,080)	(239)	—	(841)	(1,463)	(314)	—	(1,149)
Subtotal Fortitude Re related items	(1,085)	(240)	—	(845)	(1,531)	(328)	—	(1,203)
Other Reconciling Items:
Changes in uncertain tax positions and other tax adjustments	—	(6)	—	6	—	14	—	(14)
Deferred income tax valuation allowance (releases) charges	—	57	—	(57)	—	(127)	—	127
Changes in fair value of market risk benefits, net	(418)	(88)	—	(330)	(435)	(91)	—	(344)
Changes in fair value of securities used to hedge guaranteed living benefits	4	1	—	3	(6)	(1)	—	(5)
Changes in benefit reserves related to net realized gains (losses)	(2)	—	—	(2)	(2)	—	—	(2)
Net realized (gains) losses*	(332)	(70)	—	(262)	(542)	(114)	—	(428)
Non-operating litigation reserves and settlements	—	—	—	—	(3)	—	—	(3)
Separation costs	64	13	—	51	45	99	—	(54)
Restructuring and other costs	82	17	—	65	59	12	—	47
Non-recurring costs related to regulatory or accounting changes	6	2	—	4	1	—	—	1
Net (gain) loss on divestiture	1	60	—	(59)	(2)	(1)	—	(1)
Pension expense - non operating	—	—	—	—	—	—	—	—
Noncontrolling interests	32	—	(32)	—	(126)	—	126	—
Subtotal: Non-Fortitude Re reconciling items	(563)	(14)	(32)	(581)	(1,011)	(209)	126	(676)
Total adjustments	(1,648)	(254)	(32)	(1,426)	(2,542)	(537)	126	(1,879)
Adjusted pre-tax operating income(loss)/Adjusted after-tax operating income (loss) attributable to Corebridge common shareholders	$813	$138	$—	$675	$630	$103	$—	$527

Corebridge | Third Quarter 2023 Form 10-Q 117

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics

Nine Months Ended September 30,	2023				2022
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/net income, including noncontrolling interests	$2,703	$336	$—	$2,367	$10,798	$2,151	$—	$8,647
Noncontrolling interests	—	—	46	46	—	—	(281)	(281)
Pre-tax income/net income attributable to Corebridge	2,703	336	46	2,413	10,798	2,151	(281)	8,366
Fortitude Re related items
Net investment income on Fortitude Re funds withheld assets	(897)	(200)	—	(697)	(617)	(130)	—	(487)
Net realized (gains) losses on Fortitude Re funds withheld assets	338	75	—	263	272	57	—	215
Net realized losses on Fortitude Re funds withheld embedded derivative	(177)	(39)	—	(138)	(6,694)	(1,439)	—	(5,255)
Subtotal Fortitude Re related items	(736)	(164)	—	(572)	(7,039)	(1,512)	—	(5,527)
Other Reconciling Items:
Changes in uncertain tax positions and other tax adjustments	—	74	—	(74)	—	90	—	(90)
Deferred income tax valuation allowance (releases) charges	—	6	—	(6)	—	(151)	—	151
Changes in fair value of market risk benefits, net	(484)	(102)	—	(382)	(713)	(149)	—	(564)
Changes in fair value of securities used to hedge guaranteed living benefits	11	2	—	9	(29)	(6)	—	(23)
Changes in benefit reserves related to net realized gains (losses)	(6)	(1)	—	(5)	(11)	(2)	—	(9)
Net realized (gains) losses*	539	113	—	426	(808)	(170)	—	(638)
Non-operating litigation reserves and settlements	—	—	—	—	(25)	(5)	—	(20)
Separation costs	186	39	—	147	126	116	—	10
Restructuring and other costs	137	29	—	108	125	26	—	99
Non-recurring costs related to regulatory or accounting changes	17	4	—	13	5	1	—	4
Net (gain) loss on divestiture	(55)	48	—	(103)	1	—	—	1
Pension expense - non operating	15	3	—	12	1	—	—	1
Noncontrolling interests	46	—	(46)	—	(281)	—	281	—
Subtotal: Other non-Fortitude Re reconciling items	406	215	(46)	145	(1,609)	(250)	281	(1,078)
Total adjustments	(330)	51	(46)	(427)	(8,648)	(1,762)	281	(6,605)
Adjusted pre-tax operating income (loss)/Adjusted after-tax operating income (loss) attributable to Corebridge common shareholders	$2,373	$387	$—	$1,986	$2,150	$389	$—	$1,761
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
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	At September 30,	At December 31,
(in millions, except per common share data)	2023	2022
Total Corebridge shareholders' equity (a)	$8,366	$9,380
Less: Accumulated other comprehensive income	(19,294)	(16,863)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(3,439)	(2,806)
Adjusted Book Value (b)	$24,221	$23,437

Total common shares outstanding (c)	633.5	645.0

Book value per common share (a/c)	$13.21	$14.54
Adjusted book value per common share (b/c)	$38.23	$36.34

Corebridge | Third Quarter 2023 Form 10-Q 118

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
The following table presents the reconciliation of Adjusted ROAE:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise noted)	2023	2022	2023	2022
Actual or annualized net income (loss) attributable to Corebridge shareholders (a)	$8,404	$9,624	$3,217	$11,127
Actual or annualized adjusted after-tax operating income attributable to Corebridge shareholders (b)	2,700	2,108	2,648	2,342
Average Corebridge shareholders’ equity (c)	9,464	10,423	9,966	17,026
Less: Average AOCI	(17,238)	(15,030)	(16,352)	(5,963)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(3,004)	(2,337)	(2,795)	(448)
Average Adjusted Book Value (d)	$23,698	$23,116	$23,523	$22,541

Return on Average Equity (a/c)	88.8%	92.3%	32.3%	65.4%
Adjusted ROAE (b/d)	11.4%	9.1%	11.3%	10.4%
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
The following table presents the premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Individual Retirement
Premiums	$29	$56	$173	$172
Deposits	3,935	3,740	12,726	11,136
Other(a)	(3)	(4)	(10)	(15)
Premiums and deposits	3,961	3,792	12,889	11,293
Group Retirement
Premiums	6	3	16	16
Deposits	1,825	2,036	5,984	5,683
Premiums and deposits(b)(c)	1,831	2,039	6,000	5,699
Life Insurance
Premiums	449	417	1,317	1,282
Deposits	393	404	1,175	1,190
Other(a)	243	236	705	691
Premiums and deposits	1,085	1,057	3,197	3,163
Institutional Markets
Premiums	200	804	3,686	1,538
Deposits	2,048	1,085	3,620	1,213
Other(a)	8	8	23	23
Premiums and deposits	2,256	1,897	7,329	2,774
Total
Premiums	684	1,280	5,192	3,008
Deposits	8,201	7,265	23,505	19,222
Other(a)	248	240	718	699
Premiums and deposits	$9,133	$8,785	$29,415	$22,929
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $656 million and $463 million for the three months ended September 30, 2023 and 2022, respectively, and $1.8 billion and $1.6 billion for the nine months ended September 30, 2023 and 2022, respectively.
(c)Includes inflows related to in-plan mutual funds of $773 million and $896 million for the three months ended September 30, 2023 and 2022, respectively, and $2.5 billion and $2.5 billion for the nine months ended September 30, 2023 and 2022, respectively.

Corebridge | Third Quarter 2023 Form 10-Q 119

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
The following table presents a reconciliation of dividends to Normalized distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Subsidiary dividends paid	$527	$421	$1,527	$1,621
Tax sharing payments related to utilization of tax attributes	—	128	—	401
Normalized distributions	$527	$549	$1,527	$2,022
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net investment income (net income basis)	$2,657	$2,160	$8,066	$7,021
Net investment (income) on Fortitude Re funds withheld assets	(233)	(157)	(897)	(617)
Change in fair value of securities used to hedge guaranteed living benefits	(14)	(13)	(41)	(40)
Other adjustments	(7)	(13)	(22)	(37)
Derivative income recorded in net realized investment gains (losses)	53	54	165	124
Total adjustments	(201)	(129)	(795)	(570)
Net investment income (APTOI basis) *	$2,456	$2,031	$7,271	$6,451
* Includes net investment income from Corporate and Other of $(9) million and $36 million for the three months ended September 30, 2023 and 2022, respectively, and $67 million and $348 million for the nine months ended September 30, 2023 and 2022, respectively.

Corebridge | Third Quarter 2023 Form 10-Q 120

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

	September 30,	December 31,
(in millions)	2023	2022
Individual Retirement
AUM	$139,090	$136,696
AUA	—	—
Total Individual Retirement AUMA	139,090	136,696
Group Retirement
AUM	75,533	78,474
AUA	38,461	36,458
Total Group Retirement AUMA	113,994	114,932
Life Insurance
AUM	24,811	27,760
AUA	—	—
Total Life Insurance AUMA *	24,811	27,760
Institutional Markets
AUM	37,175	30,686
AUA	45,234	47,078
Total Institutional Markets AUMA	82,409	77,764
Total AUMA	$360,304	$357,152
*    The September 2023 AUMA excludes $262 million of assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets. See Note 4 of Notes to the Condensed Consolidated Financial Statements for additional information.
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

Corebridge | Third Quarter 2023 Form 10-Q 121

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Base net investment spread means base yield less cost of funds, excluding the amortization of deferred sales inducement assets.
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Individual Retirement
Spread income	$672	$463	$1,979	$1,453
Fee income	289	300	846	909
Total Individual Retirement	961	763	2,825	2,362
Group Retirement
Spread income	209	205	635	657
Fee income	180	175	534	551
Total Group Retirement	389	380	1,169	1,208
Life Insurance
Underwriting margin	384	370	1,101	1,131
Total Life Insurance	384	370	1,101	1,131
Institutional Markets
Spread income	70	66	269	234
Fee income	16	16	48	47
Underwriting margin	14	19	51	60
Total Institutional Markets	100	101	368	341
Total
Spread income	951	734	2,883	2,344
Fee income	485	491	1,428	1,507
Underwriting margin	398	389	1,152	1,191
Total	$1,834	$1,614	$5,463	$5,042
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Individual Retirement
Base portfolio income	$1,230	$953	$3,547	$2,683
Variable investment income	10	(13)	45	141
Net investment income	1,240	940	3,592	2,824
Group Retirement
Base portfolio income	487	485	1,462	1,389
Variable investment income	17	6	46	117
Net investment income	504	491	1,508	1,506
Life Insurance
Base portfolio income	310	305	948	911
Variable investment income	3	2	9	102
Net investment income	313	307	957	1,013
Institutional Markets
Base portfolio income	401	253	1,086	701
Variable investment income	7	4	61	59
Net investment income	408	257	1,147	760
Total
Base portfolio income	2,428	1,996	7,043	5,684
Variable investment income	37	(1)	161	419
Net investment income (APTOI basis) - Insurance operations	$2,465	$1,995	$7,204	$6,103

Corebridge | Third Quarter 2023 Form 10-Q 122

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
The following table presents a summary of our Net Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Individual Retirement
Fixed Annuities	$(1,356)	$(250)	$(2,561)	$(47)
Fixed Index Annuities	1,519	1,306	4,519	3,371
Variable Annuities	(906)	(360)	(2,397)	(1,126)
Total Individual Retirement	(743)	696	(439)	2,198
Group Retirement	(2,188)	(788)	(4,753)	(2,155)
Total Net Flows	$(2,931)	$(92)	$(5,192)	$43

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and nine months ended September 30, 2023 and 2022. For factors that relate primarily to a specific business, see “—Segment Operations.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues:
Premiums	$701	$1,301	$5,249	$3,047
Policy fees	702	735	2,094	2,194
Net investment income	2,657	2,160	8,066	7,021
Net realized gains (losses)	1,220	2,098	(558)	7,505
Advisory fee and other income	225	244	673	801
Total revenues	5,505	6,538	15,524	20,568
Benefits and expenses:
Policyholder benefits	1,102	1,656	6,473	4,253
Change in the fair value of market risk benefits, net	(418)	(435)	(484)	(713)
Interest credited to policyholder account balances	1,134	954	3,238	2,739
Amortization of deferred policy acquisition costs and value of business acquired	268	263	782	758
Non-deferrable insurance commissions	146	138	435	433
Advisory fee expenses	65	65	194	201
General operating expenses	611	578	1,797	1,741
Interest expense	135	149	441	357
Net (gain) loss on divestitures	1	(2)	(55)	1
Total benefits and expenses	3,044	3,366	12,821	9,770
Income before income tax expense	2,461	3,172	2,703	10,798
Income tax expense	392	640	336	2,151
Net income	2,069	2,532	2,367	8,647
Less: Net income (loss) attributable to noncontrolling interests	(32)	126	(46)	281
Net income attributable to Corebridge	$2,101	$2,406	$2,413	$8,366

Corebridge | Third Quarter 2023 Form 10-Q 123

ITEM 2 | Consolidated Results of Operations
The following table presents certain balance sheet data:

(in millions, except per common share data)	September 30, 2023	December 31, 2022
Balance sheet data:
Total assets	$355,592	$360,322
Long-term debt	$8,371	$7,868
Debt of consolidated investment entities	$2,596	$5,958
Total Corebridge shareholders’ equity	$8,366	$9,380
Book value per common share	$13.21	$14.54
Adjusted book value per common share	$38.23	$36.34
Financial Highlights
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded pre-tax income of $2.5 billion in the three months ended September 30, 2023 compared to pre-tax income of $3.2 billion in the three months ended September 30, 2022. The change in pre-tax income was primarily due to:
•lower realized gains of $878 million primarily driven by lower gains on the Fortitude Re funds withheld embedded derivative;
•lower premiums of $600 million primarily on new pension risk transfer business; and
•higher interest credited to policyholder account balances of $180 million primarily due to higher interest rates in fixed and fixed index annuities and increased interest rates on the growing GIC business.
partially offset by:
•lower policyholder benefits of $554 million primarily on new pension risk transfer business; and
•higher net investment income of $497 million primarily driven by higher base portfolio income and higher income related to the Fortitude Re funds withheld assets.
Income tax expense (benefit)
For the three months ended September 30, 2023, there was an income tax expense of $392 million on income from operations, resulting in an effective tax rate on income from operations of 15.9%.
Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded pre-tax income of $2.7 billion in the nine months ended September 30, 2023 compared to pre-tax income of $10.8 billion in the nine months ended September 30, 2022. The change in pre-tax income was primarily due to:
•lower realized gains of $8.1 billion primarily driven by losses on the Fortitude Re funds withheld embedded derivative;
•higher policyholder benefits of $2.2 billion primarily on new pension risk transfer business;
•higher interest credited to policyholder account balances of $499 million primarily due to higher interest rates in fixed and fixed index annuities and increased interest rates on the growing GIC business; and
•lower favorable change in the fair value of market risk benefits, net of $229 million primarily driven by the impacts of changes in equity markets and interest rate volatility.
partially offset by:
•higher premiums of $2.2 billion primarily on new pension risk transfer business; and
•higher net investment income of $1.0 billion primarily driven by higher base portfolio income and higher income related to the Fortitude Re funds withheld assets partially offset by lower variable investment income.
Income tax expense (benefit)
For the nine months ended September 30, 2023, there was an income tax expense of $336 million on income from operations, resulting in an effective tax rate on income from operations of 12.4%.

Corebridge | Third Quarter 2023 Form 10-Q 124

ITEM 2 | Consolidated Results of Operations
Adjusted pre-tax operating income
The following table presents a reconciliation of pre-tax income (loss) attributable to Corebridge to APTOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Pre-tax income (loss) attributable to Corebridge	$2,461	$3,172	$2,703	$10,798
Reconciling items to APTOI:
Fortitude Re related items	(1,085)	(1,531)	(736)	(7,039)
Non-Fortitude Re related items	(563)	(1,011)	406	(1,609)
Adjusted pre-tax operating income	$813	$630	$2,373	$2,150
The following table presents the impacts in connection with the adoption of LDTI on our previously reported APTOI for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Revenues:
Premiums	$1,305	$(5)	$1,300	$3,068	$2	$3,070
Policy fees	732	3	735	2,238	(44)	2,194
Total revenues	4,441	(2)	4,439	12,674	(42)	12,632
Benefits and expenses:
Policyholder benefits	1,802	(144)	1,658	4,753	(489)	4,264
Interest credited to policyholder account balances	943	7	950	2,716	26	2,742
Amortization of deferred acquisition costs	317	(54)	263	895	(137)	758
Non-deferrable insurance commissions	156	(18)	138	481	(48)	433
Total benefits and expenses	3,892	(209)	3,683	10,849	(648)	10,201
Adjusted pre-tax operating income	423	207	630	1,544	606	2,150
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Premiums	$703	$1,300	$5,251	$3,070
Policy fees	702	735	2,094	2,194
Net investment income	2,456	2,031	7,271	6,451
Net realized gains*	(5)	132	—	143
Advisory fee and other income	225	241	673	774
Total adjusted revenues	4,081	4,439	15,289	12,632
Policyholder benefits	1,103	1,658	6,479	4,264
Interest credited to policyholder account balances	1,131	950	3,211	2,742
Amortization of deferred policy acquisition costs	268	263	782	758
Non-deferrable insurance commissions	146	138	435	433
Advisory fee expenses	65	65	194	201
General operating expenses	459	473	1,442	1,483
Interest expense	128	136	419	320
Total benefits and expenses	3,300	3,683	12,962	10,201
Noncontrolling interests	32	(126)	46	(281)
Adjusted pre-tax operating income	$813	$630	$2,373	$2,150
* Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.

Corebridge | Third Quarter 2023 Form 10-Q 125

ITEM 2 | Consolidated Results of Operations
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 APTOI Comparison
APTOI increased $183 million, primarily due to:
•lower policyholder benefits of $555 million primarily on new pension risk transfer business;
•higher net investment income of $425 million primarily driven by higher base portfolio income; and
•lower income attributable to noncontrolling interest of $158 million.
partially offset by:
•lower premiums of $597 million primarily on new pension risk transfer business;
•higher interest credited to policyholder account balances of $181 million primarily due to higher sales activity in fixed and fixed index annuities and increased interest rates on the growing GIC business; and
•lower policy and advisory fee income, net of advisory fee expenses of $49 million primarily due to lower average separate account asset values driven by negative net flows.
Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 APTOI Comparison
APTOI increased $223 million, primarily due to:
•higher premiums of $2.2 billion primarily on new pension risk transfer business;
•higher net investment income of $820 million primarily driven by higher base portfolio income partially offset by lower variable investment income reflecting lower alternative investment income; and
•lower income attributable to noncontrolling interest of $327 million.
partially offset by:
•higher policyholder benefits of $2.2 billion primarily on new pension risk transfer business;
•higher interest credited to policyholder account balances of $469 million primarily due to higher sales activity in fixed and fixed index annuities and increased interest rates on the growing GIC business;
•lower policy and advisory fee income, net of advisory fee expenses of $194 million primarily due to lower average variable annuity separate account asset values driven by negative net flows; and
•higher interest expense of $99 million primarily due to the issuance of senior unsecured notes, hybrid junior subordinated notes and borrowing under our unsecured Three-Year Delayed Draw Term Loan Agreement (the “Three-Year DDTL Facility”) in 2022 totaling $9.0 billion partially offset by the interest expense from the $8.3 billion affiliated promissory note to AIG in 2022.

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
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issues individual and group life insurance in the United Kingdom, and distributes private medical insurance in Ireland. Corebridge previously announced agreements to sell Laya and AIG Life (United Kingdom). The sale of Laya closed on [October 31, 2023] and the AIG Life sale is expected to close in the first half of 2024.
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

Corebridge | Third Quarter 2023 Form 10-Q 126

ITEM 2 | Business Segment Operations
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Individual Retirement	$576	$375	$1,684	$1,208
Group Retirement	192	190	575	611
Life Insurance	136	124	294	305
Institutional Markets	75	83	286	274
Corporate and Other	(163)	(146)	(462)	(262)
Consolidation and elimination	(3)	4	(4)	14
Adjusted pre-tax operating income	$813	$630	$2,373	$2,150
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues:
Premiums	$29	$56	$173	$172
Policy fees	182	192	528	563
Net investment income:
Base portfolio income	1,230	953	3,547	2,683
Variable investment income	10	(13)	45	141
Net investment income	1,240	940	3,592	2,824
Advisory fee and other income*	107	108	318	346
Total adjusted revenues	1,558	1,296	4,611	3,905
Benefits and expenses:
Policyholder benefits	29	69	165	212
Interest credited to policyholder account balances	582	492	1,654	1,412
Amortization of deferred policy acquisition costs	150	139	425	384
Non-deferrable insurance commissions	90	87	270	265
Advisory fee expenses	35	34	105	106
General operating expenses	96	100	308	318
Total benefits and expenses	982	921	2,927	2,697
Adjusted pre-tax operating income	$576	$375	$1,684	$1,208
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
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Spread income(a)	$672	$463	$1,979	$1,453
Fee income	289	300	846	909
Policyholder benefits, net of premiums	—	(13)	8	(40)
Non-deferrable insurance commissions	(90)	(87)	(270)	(265)
Amortization of DAC and DSI	(164)	(154)	(466)	(425)
General operating expenses	(96)	(100)	(308)	(318)
Other(b)	(35)	(34)	(105)	(106)
Adjusted pre-tax operating income	$576	$375	$1,684	$1,208
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $14 million and $15 million for the three months ended September 30, 2023 and 2022, respectively, and $41 million and $41 million for the nine months ended September 30, 2023 and 2022, respectively.
(b)Other represents advisory fee expenses.

Corebridge | Third Quarter 2023 Form 10-Q 127

ITEM 2 | Business Segment Operations
Financial Highlights
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 APTOI Comparison
APTOI increased $201 million, primarily due to:
•higher spread income of $209 million primarily driven by higher base spread income of $186 million due to improved base portfolio yields and higher variable investment income of $23 million primarily due to higher alternative investment income and higher yield enhancement income.
Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 APTOI Comparison
APTOI increased $476 million, primarily due to:
•higher spread income of $526 million primarily driven by higher base spread income of $622 million mostly due to improved base portfolio yields, partially offset by lower variable investment income of $96 million primarily due to lower alternative investment income, partially offset by higher yield enhancement income.
partially offset by:
•lower fee income of $63 million, primarily due to a decrease in mortality and expense fees and other fee income due to lower average variable annuity separate account asset values driven by negative net flows.
AUMA
The following table presents Individual Retirement AUMA by product:

	September 30,	December 31,
(in millions)	2023	2022
Fixed annuities	$50,034	$51,806
Fixed index annuities	37,262	30,403
Variable annuities:
Variable annuities - General Account	7,318	9,443
Variable annuities - Separate Accounts	44,476	45,044
Variable annuities	51,794	54,487
Total	$139,090	$136,696

September 30, 2023 to December 31, 2022 AUMA Comparison
AUMA increased $2.4 billion driven by an increase of $3.0 billion in the general account, offset by lower separate accounts asset values of $0.6 billion. The general account increased mostly due to positive general account net flows and income. The separate account decreased primarily due to outflows from the separate account, partially offset by increases in the equity markets.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Spread income:
Total spread income
Base portfolio income	$1,230	$953	$3,547	$2,683
Interest credited to policyholder account balances	(568)	(477)	(1,613)	(1,371)
Base spread income	662	476	1,934	1,312
Variable investment income	10	(13)	45	141
Total spread income*	$672	$463	$1,979	$1,453
Fee income:
Policy fees	$182	$192	$528	$563
Advisory fees and other income	107	108	318	346
Total fee income	$289	$300	$846	$909
* Excludes amortization of DSI assets of $14 million and $15 million for the three months ended September 30, 2023 and 2022, respectively, and $41 million and $41 million for the nine months ended September 30, 2023 and 2022, respectively.

Corebridge | Third Quarter 2023 Form 10-Q 128

ITEM 2 | Business Segment Operations
The following table presents Individual Retirement net investment spread:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed annuities base net investment spread:
Base yield*	5.10%	4.06%	4.97%	3.86%
Cost of funds	2.97	2.71	2.89	2.68
Fixed annuities base net investment spread	2.13	1.35	2.08	1.18
Fixed index annuities base net investment spread:
Base yield*	4.91	3.92	4.72	3.80
Cost of funds	2.06	1.55	1.94	1.50
Fixed index annuities base net investment spread	2.85	2.37	2.78	2.30
Variable annuities base net investment spread:
Base yield*	3.88	3.94	3.81	3.84
Cost of funds	1.49	1.46	1.48	1.43
Variable annuities base net investment spread	2.39	2.48	2.33	2.41
Total Individual Retirement base net investment spread:
Base yield*	4.97	4.04	4.81	3.85
Cost of funds	2.50	2.19	2.42	2.17
Total Individual Retirement base net investment spread	2.47%	1.85%	2.39%	1.68%
* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 Comparison and Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 Comparison
See “—Financial Highlights.”
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Fixed annuities	$1,339	$1,316	$4,855	$4,269
Fixed index annuities	2,224	1,745	6,598	4,567
Variable annuities	398	731	1,436	2,457
Total	$3,961	$3,792	$12,889	$11,293

Net Flows	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Fixed annuities	$(1,356)	$(250)	$(2,561)	$(47)
Fixed index annuities	1,519	1,306	4,519	3,371
Variable annuities	(906)	(360)	(2,397)	(1,126)
Total	$(743)	$696	$(439)	$2,198
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 Comparison
Fixed Annuities Net outflows increased by $1.1 billion over the prior year, primarily due to higher surrenders and withdrawals of $965 million and higher death benefits of $164 million, partially offset by higher premiums and deposits of $23 million due to higher interest rates.
Fixed Index Annuities Net inflows increased by $213 million primarily due to higher premiums and deposits of $479 million driven by competitive pricing and higher interest rates, partially offset by higher surrenders and withdrawals of $245 million and higher death benefits of $21 million.
Variable Annuities Net outflows increased $546 million primarily due to lower premium and deposits of $333 million driven by market volatility, higher surrenders and withdrawals of $209 million and higher death benefits of $4 million.

Corebridge | Third Quarter 2023 Form 10-Q 129

ITEM 2 | Business Segment Operations
Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 Comparison
Fixed Annuities Net outflows increased by $2.5 billion over the prior year, primarily due to higher surrenders and withdrawals of $3.0 billion and death benefits of $81 million. Partially offset by higher premiums and deposits of $586 million due to competitive pricing and higher interest rates.
Fixed Index Annuities Net inflows increased by $1.1 billion primarily due to higher premiums and deposits of $2.0 billion due to competitive pricing and higher interest rates, partially offset by higher surrenders and withdrawals of $818 million and higher death benefits of $65 million.
Variable Annuities Net outflows increased $1.3 billion primarily due to lower premium and deposits of $1.0 billion, due to market volatility and higher surrenders and withdrawals of $287 million, partially offset by lower death benefits of $37 million.
Surrenders
The following table presents Individual Retirement surrender rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed annuities	17.7%	9.7%	16.2%	8.1%
Fixed index annuities	6.4	4.6	6.6	4.2
Variable annuities	7.9	6.4	7.6	6.3
The following table presents account values for fixed annuities, fixed index annuities and variable annuities by surrender charge category:

	September 30,			December 31,
	2023			2022
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$22,357	$1,669	$27,443	$24,889	$2,270	$27,037
Greater than 0% - 2%	1,040	2,809	6,360	1,783	1,353	6,962
Greater than 2% - 4%	2,804	6,392	5,081	2,256	4,532	5,081
Greater than 4%	20,147	27,318	11,335	18,905	25,196	12,082
Non-surrenderable(a)	2,361	—	1,156	2,453	—	1,155
Total account value(b)	$48,709	$38,188	$51,375	$50,286	$33,351	$52,317
(a)    The non-surrenderable portion of variable annuities relates to funding agreements.
(b)    Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to seven-year surrender charge period, depending on the product. For fixed and fixed index annuities, the proportion of account value subject to surrender charge at September 30, 2023 increased compared to December 31, 2022 primarily due to growth in business. The increase in the proportion of account value with no surrender charge for variable annuities as of September 30, 2023 compared to December 31, 2022 was principally due to normal aging of business.

Corebridge | Third Quarter 2023 Form 10-Q 130

ITEM 2 | Business Segment Operations
Group Retirement
Group Retirement Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues:
Premiums	$6	$3	$16	$16
Policy fees	102	101	304	319
Net investment income:
Base portfolio income	487	485	1,462	1,389
Variable investment income	17	6	46	117
Net investment income	504	491	1,508	1,506
Advisory fee and other income*	78	74	230	232
Total adjusted revenues	690	669	2,058	2,073
Benefits and expenses:
Policyholder benefits	12	5	27	28
Interest credited to policyholder account balances	298	289	883	859
Amortization of deferred policy acquisition costs	21	20	62	59
Non-deferrable insurance commissions	29	31	90	89
Advisory fee expenses	29	31	87	95
General operating expenses	109	103	334	332
Total benefits and expenses	498	479	1,483	1,462
Adjusted pre-tax operating income	$192	$190	$575	$611
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
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Spread income(a)	$209	$205	$635	$657
Fee income(b)	180	175	534	551
Policyholder benefits, net of premiums	(6)	(2)	(11)	(12)
Non-deferrable insurance commissions	(29)	(31)	(90)	(89)
Amortization of DAC and DSI	(24)	(23)	(72)	(69)
General operating expenses	(109)	(103)	(334)	(332)
Other(c)	(29)	(31)	(87)	(95)
Adjusted pre-tax operating income	$192	$190	$575	$611
(a)    Excludes amortization of DSI assets of $3 million and $3 million for the three months ended September 30, 2023 and 2022, respectively, and $10 million and $10 million for the nine months ended September 30, 2023 and 2022, respectively.
(b)    Fee income represents policy fee and advisory fee and other income.
(c)    Other consists of advisory fee expenses.
Financial Highlights
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 APTOI Comparison
APTOI increased $2 million, primarily due to:
•higher spread income of $4 million driven by an increase in variable investment income of $11 million mostly due to higher alternative investment income, partially offset by lower base spread income.
Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 APTOI Comparison
APTOI decreased $36 million, primarily due to:
•lower spread income of $22 million driven by a decrease in variable investment income of $71 million primarily due to lower alternative investment income, partially offset by higher base spread income of $49 million primarily due to higher yields on the base portfolio assets; and
•lower fee income, net of advisory fee expenses of $9 million due to lower average separate account assets driven by negative net flows.

Corebridge | Third Quarter 2023 Form 10-Q 131

ITEM 2 | Business Segment Operations
AUMA
The following table presents Group Retirement AUMA by product:

	September 30,	December 31,
(in millions)	2023	2022
AUMA by asset type:
In-plan spread based	$24,704	$27,473
In-plan fee based	49,756	47,838
Total in-plan AUMA(a)	74,460	75,311
Out-of-plan proprietary - general account	15,763	16,769
Out-of-plan proprietary - separate accounts	10,350	10,429
Total out-of-plan proprietary annuities(b)	26,113	27,198
Advisory and brokerage assets	13,421	12,423
Total out-of-plan AUMA	39,534	39,621
Total AUMA	$113,994	$114,932
(a)    Includes $12.2 billion of AUMA at September 30, 2023 and $12.5 billion of AUMA at December 31, 2022 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)    Includes $3.7 billion of AUMA at September 30, 2023 and $4.0 billion of AUMA at December 31, 2022 in our proprietary advisory variable annuity. Together with our out-of-plan advisory and brokerage assets shown in the table above, we had a total of $17.1 billion of out-of-plan advisory and brokerage assets at September 30, 2023, $16.4 billion of out-of-plan advisory and brokerage assets at December 31, 2022.
September 30, 2023 to December 31, 2022 AUMA Comparison
In-plan assets decreased by $0.9 billion driven by $2.8 billion decrease in spread based assets, primarily due to negative net flows, partially offset by a $1.9 billion increase in fee based assets, primarily due to higher equity markets. Out-of-plan proprietary annuity assets decreased by $1.1 billion, primarily due to negative net flows. The increase of advisory and brokerage assets of $1.0 billion was driven by net new client deposits and higher equity markets.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Spread income:
Base portfolio income	$487	$485	$1,462	$1,389
Interest credited to policyholder account balances	(295)	(286)	(873)	(849)
Base spread income	192	199	589	540
Variable investment income	17	6	46	117
Total spread income*	$209	$205	$635	$657
Fee income:
Policy fees	$102	$101	$304	$319
Advisory fees and other income	78	74	230	232
Total fee income	$180	$175	$534	$551
*Excludes amortization of DSI assets of $3 million and $3 million for the three months ended September 30, 2023 and 2022, respectively, and $10 million and $10 million for the nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Base net investment spread:
Base yield*	4.30%	4.18%	4.27%	3.99%
Cost of funds	2.78	2.61	2.74	2.60
Base net investment spread	1.52%	1.57%	1.53%	1.39%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.

Corebridge | Third Quarter 2023 Form 10-Q 132

ITEM 2 | Business Segment Operations
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 Comparison and Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 Comparison
See “—Financial Highlights.”
Premiums and Deposits and Net Flows
For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities while deposits represent sales on investment-oriented products.
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

Premiums and Deposits and Net Flows	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
In-plan(a)(b)	$1,225	$1,471	$3,935	$4,274
Out-of-plan proprietary variable annuity	189	236	550	776
Out-of-plan proprietary fixed and index annuities	417	332	1,515	649
Premiums and deposits(c)	$1,831	$2,039	$6,000	$5,699
Net Flows	$(2,188)	$(788)	$(4,753)	$(2,155)
(a)    In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)    Includes inflows related to in-plan mutual funds of $773 million and $896 million for the three months ended September 30, 2023 and 2022, respectively, and $2.5 billion and $2.5 billion for the nine months ended September 30, 2023 and 2022, respectively.
(c)    Excludes client deposits into advisory and brokerage accounts of $656 million and $463 million for the three months ended September 30, 2023 and 2022, respectively, and $1.8 billion and $1.6 billion for the nine months ended September 30, 2023 and 2022, respectively.
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 Comparison
Net flows remained negative and declined by $1.4 billion primarily due to an increase in surrenders and withdrawals of $1.2 billion, driven largely by an increase in large plan surrenders, a decrease in deposits of $208 million and an increase in death and payout benefit annuity benefits of $12 million. Large plan acquisitions and surrenders resulted in lower net flows of $1.0 billion compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in variable annuity products with higher contractual guaranteed minimum crediting rates.
Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 Comparison
Net flows remained negative and declined by $2.6 billion primarily due to an increase in surrenders and withdrawals of $2.9 billion, partially offset by an increase in deposits of $301 million and a decrease in death and payout benefit annuity benefits of $34 million. Large plan acquisitions and surrenders resulted in lower net flows of $1.4 billion compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in variable annuity products with higher contractual guaranteed minimum crediting rates.

Corebridge | Third Quarter 2023 Form 10-Q 133

ITEM 2 | Business Segment Operations
Surrenders
The following table presents Group Retirement surrender rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Surrender rates	14.5%	10.4%	12.9%	8.8%
The following table presents account value for Group Retirement annuities by surrender charge category:

	September 30,	December 31,
(in millions)	2023(a)	2022(a)
No surrender charge(b)	$68,533	$69,885
Greater than 0% - 2%	1,159	454
Greater than 2% - 4%	1,735	435
Greater than 4%	5,374	6,281
Non-surrenderable	476	945
Total account value(c)	$77,277	$78,000
(a)Excludes mutual fund assets under administration of $25.0 billion and $24.0 billion at September 30, 2023 and December 31, 2022, respectively.
(b)Group Retirement amounts in this category include account value in the general account of approximately $4.2 billion and $4.5 billion at September 30, 2023 and December 31, 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and account value in the general account of $5.4 billion and $5.8 billion at September 30, 2023 and December 31, 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(c)Includes payout Immediate Annuities and funding agreements.
Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges. At September 30, 2023, Group Retirement annuity account values with no surrender charge decreased compared to December 31, 2022 primarily due to a decrease in assets under management from negative net flows, partially offset by higher equity markets.
Life Insurance
Life Insurance Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues:
Premiums	$449	$417	$1,317	$1,282
Policy fees	371	393	1,117	1,167
Net investment income:
Base portfolio income	310	305	948	911
Variable investment income	3	2	9	102
Net investment income	313	307	957	1,013
Other income	29	28	84	94
Total adjusted revenues	1,162	1,145	3,475	3,556
Benefits and expenses:
Policyholder benefits	673	666	2,102	2,144
Interest credited to policyholder account balances	86	84	253	256
Amortization of deferred policy acquisition costs	95	102	289	310
Non-deferrable insurance commissions	22	15	60	62
Advisory fee expenses	1	—	2	—
General operating expenses	149	154	475	479
Total benefits and expenses	1,026	1,021	3,181	3,251
Adjusted pre-tax operating income	$136	$124	$294	$305

Corebridge | Third Quarter 2023 Form 10-Q 134

ITEM 2 | Business Segment Operations
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Underwriting margin*	$384	$370	$1,101	$1,131
General operating expenses	(149)	(154)	(475)	(479)
Non-deferrable insurance commissions	(22)	(15)	(60)	(62)
Amortization of DAC	(95)	(102)	(289)	(310)
Impact of annual actuarial assumption update	19	25	19	25
Other	(1)	—	(2)	—
Adjusted pre-tax operating income (loss)	$136	$124	$294	$305
*Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances. Underwriting margin is also exclusive of the impacts from the annual assumption update.
Financial Highlights
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 APTOI Comparison
APTOI increased $12 million, primarily due to:
•higher underwriting margin, excluding update of actuarial assumptions of $14 million.
partially offset by:
•less favorable impact from the review and update of actuarial assumptions of $6 million.
Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 APTOI Comparison
APTOI decreased $11 million, primarily due to:
•lower underwriting margin (excluding update of actuarial assumptions) of $30 million from:
–lower net investment income, net of interest credited of $53 million driven by $93 million lower variable investment income reflecting lower gains on call and tender income and reduced alternatives performance partially offset by $40 million higher base portfolio income, net of interest credited, driven by lower yields.
partially offset by:
–favorable premiums and fees, net of policyholder benefits and reserves, of $33 million, primarily driven by favorable mortality; and
•less favorable impact from the review and update of actuarial assumption compared to prior year of $6 million.
AUMA
The following table presents Life Insurance AUMA:

	September 30,	December 31,
(in millions)	2023	2022
Total AUMA*	$24,811	$27,760
* The September 2023 AUMA excludes $262 million of assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets. See Note 4 of Notes to the Condensed Consolidated Financial Statements for additional information.
September 30, 2023 to December 31, 2022 AUMA Comparison
AUMA decreased $2.9 billion in the nine months ended September 30, 2023 compared to the prior year-end due to increasing interest rates and widening credit spreads resulting in unrealized losses from fixed maturities securities and transfer of assets to a reinsurer.

Corebridge | Third Quarter 2023 Form 10-Q 135

ITEM 2 | Business Segment Operations
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Premiums	$449	$417	$1,317	$1,282
Policy fees	371	393	1,117	1,167
Net investment income	313	307	957	1,013
Other income	29	28	84	94
Policyholder benefits	(673)	(666)	(2,102)	(2,144)
Interest credited to policyholder account balances	(86)	(84)	(253)	(256)
Less: Impact of annual actuarial assumption update	(19)	(25)	(19)	(25)
Underwriting margin	$384	$370	$1,101	$1,131
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 Comparison and Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 Comparison
See “—Financial Highlights.”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Traditional Life	$453	$457	$1,348	$1,357
Universal Life	393	404	1,175	1,190
Total U.S.	846	861	2,523	2,547
International	239	196	674	616
Premiums and deposits	$1,085	$1,057	$3,197	$3,163
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $13 million for the three months ended September 30, 2023 compared to the prior year primarily due to growth in international life premiums.
Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $39 million for the nine months ended September 30, 2023 compared to the prior year primarily due to growth in international life premiums.

Corebridge | Third Quarter 2023 Form 10-Q 136

ITEM 2 | Business Segment Operations
Institutional Markets
Institutional Markets Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues:
Premiums	$200	$804	$3,686	$1,538
Policy fees	47	49	145	145
Net investment income:
Base portfolio income	401	253	1,086	701
Variable investment income	7	4	61	59
Net investment income	408	257	1,147	760
Other income	1	—	1	1
Total adjusted revenues	656	1,110	4,979	2,444
Benefits and expenses:
Policyholder benefits	389	918	4,188	1,880
Interest credited to policyholder account balances	165	85	421	215
Amortization of deferred policy acquisition costs	2	2	6	5
Non-deferrable insurance commissions	5	4	14	15
General operating expenses	20	18	64	55
Total benefits and expenses	581	1,027	4,693	2,170
Adjusted pre-tax operating income	$75	$83	$286	$274
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Spread income(a)	$70	$66	$269	$234
Fee income(b)	16	16	48	47
Underwriting margin(c)	14	19	51	60
Non-deferrable insurance commissions	(5)	(4)	(14)	(15)
General operating expenses	(20)	(18)	(64)	(55)
Other(d)	—	4	(4)	3
Adjusted pre-tax operating income	$75	$83	$286	$274
(a)    Represents spread income on GIC, PRT and structured settlement products.
(b)    Represents fee income on SVW products.
(c)    Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
(d)    Includes net investment income on SVW products of $0 million and $2 million for the three months ended September 30, 2023 and 2022, respectively, and $0 million and $4 million for the nine months ended September 30, 2023 and 2022, respectively.
Financial Highlights
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 APTOI Comparison
APTOI decreased $8 million, primarily due to:
•lower underwriting margin of $5 million driven by higher policyholder benefits in the Corporate Markets business; and
•lower other activity of $4 million primarily driven by a less favorable impact from the review and update of actuarial assumptions.
partially offset by:
•higher spread income of $4 million primarily driven by higher variable investment income from yield enhancements.

Corebridge | Third Quarter 2023 Form 10-Q 137

ITEM 2 | Business Segment Operations
Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 APTOI Comparison
APTOI increased $12 million, primarily due to:
•higher spread income of $35 million driven by $24 million higher base portfolio spread income and $11 million higher variable investment income primarily from private equity investments and yield enhancements.
partially offset by:
•lower underwriting margin of $9 million primarily driven by lower variable investment income from private equity and call and tender income in the Corporate Markets business;
•higher general operating expenses of $9 million supporting the business growth; and
•lower other activity of $7 million primarily driven by a less favorable impact from the review and update of actuarial assumptions and lower variable investment income from private equity investments and yield enhancements.
AUMA
The following table presents Institutional Markets AUMA:

	September 30,	December 31,
(in millions)	2023	2022
SVW (AUA)	$45,234	$47,078
GIC, PRT and Structured settlements (AUM)	30,200	23,096
All other (AUM)	6,975	7,590
Total AUMA	$82,409	$77,764
September 30, 2023 to December 31, 2022 AUMA Comparison
AUMA increased $4.6 billion, primarily due to premiums and deposits of PRT and GIC products of $7.3 billion and investment performance and other activity of $2.6 billion, partially offset by benefit payments on the GIC, PRT and structured settlement products of $2.6 billion and net outflows of $2.7 billion from SVW products.
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Premiums	$209	814	$3,713	$1,566
Net investment income	373	221	1,042	648
Policyholder benefits	(375)	(910)	(4,147)	(1,844)
Interest credited to policyholder account balances	(137)	(58)	(339)	(135)
Less: actuarial assumption update	—	(1)	—	(1)
Total spread income(a)	$70	$66	$269	$234
SVW fees	$16	$16	$48	$47
Total fee income	$16	$16	$48	$47
Premiums	$(9)	$(10)	$(27)	$(28)
Policy fees (excluding SVW)	31	33	97	98
Net investment income	35	34	105	108
Other income	1	—	1	1
Policyholder benefits	(14)	(8)	(41)	(36)
Interest credited to policyholder account balances	(28)	(27)	(82)	(80)
Less: actuarial assumption update	(2)	(3)	(2)	(3)
Total underwriting margin(b)	$14	$19	$51	$60
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 Comparison and Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 Comparison
See “—Financial Highlights.”

Corebridge | Third Quarter 2023 Form 10-Q 138

ITEM 2 | Business Segment Operations
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
PRT	$137	$756	$3,550	$1,421
GICs	1,921	1,000	3,344	1,000
Other*	198	141	435	353
Premiums and deposits	$2,256	$1,897	$7,329	$2,774
* Other principally consists of structured settlements, Corporate Markets and SVW product.
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 Comparison
Premiums and deposits increased compared to the prior year period by $0.4 billion, primarily due to higher deposits on new GICs of $0.9 billion, partially offset by lower premiums on new PRT business.
Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 Comparison
Premiums and deposits increased compared to the prior year period by $4.6 billion, primarily due to higher deposits on new GICs of $2.3 billion and higher premiums on new PRT business of $2.1 billion.
Corporate and Other
Corporate and Other primarily consists of interest expense on financial debt, parent expenses not attributable to other segments, institutional asset management business, which includes managing assets for non-consolidated affiliates, results of our consolidated investment entities, results of our legacy insurance lines ceded to Fortitude Re and intercompany eliminations.
Corporate and Other Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues:
Premiums(a)	$19	$20	$59	$62
Net investment income	(2)	39	85	361
Net realized gains on real estate investments	(5)	132	—	143
Other income	10	31	40	101
Total adjusted revenues	22	222	184	667
Benefits and expenses:
Policyholder benefits	—	—	(3)	—
Non-deferrable insurance commissions	—	1	1	2
General operating expenses:
Corporate and other(a)	69	65	208	174
Asset management(b)	16	32	53	123
Total general operating expenses	85	97	261	297
Interest expense:
Corporate	110	85	324	196
Asset Management and other	22	59	109	153
Total interest expense	132	144	433	349
Total benefits and expenses	217	242	692	648
Noncontrolling interest(c)	32	(126)	46	(281)
Adjusted pre-tax operating loss before consolidation and eliminations	(163)	(146)	(462)	(262)
Consolidations and eliminations	(3)	4	(4)	14
Adjusted pre-tax operating loss	$(166)	$(142)	$(466)	$(248)

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

Corebridge | Third Quarter 2023 Form 10-Q 139

ITEM 2 | Business Segment Operations
Corporate and Other Sources of Earnings
The following table presents the sources of earnings of the Corporate and Other segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Corporate expenses	$(44)	$(49)	$(139)	$(114)
Interest expense on financial debt	(110)	(85)	(324)	(196)
Asset Management	5	12	16	23
Consolidated investment entities	(1)	14	4	22
Other(a)(b)	(16)	(34)	(23)	17
Adjusted pre-tax operating income (loss)	$(166)	$(142)	$(466)	$(248)
(a)     Includes $56 million for the nine months ended September 30, 2022 related to Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities.
(b)     Includes $(41) million for the three and nine months ended September 30, 2022 related to non-recurring losses associated with the unwind of internal securitizations with AIG as part of separation.
Financial Highlights
Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022 APTOI Comparison
Adjusted pre-tax operating loss increased $24 million primarily due to:
•higher interest expense on financial debt of $25 million primarily due to the issuance of hybrid junior subordinated notes and borrowing under our Three-Year DDTL Facility in third quarter of 2022 partially offset by the interest expense from the remaining balance of the $8.3 billion affiliated promissory note to AIG that was repaid in the third quarter of 2022.
Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022 APTOI Comparison
Adjusted pre-tax operating loss increased $218 million primarily due to:
•higher interest expense on financial debt of $128 million primarily due to the issuance of senior unsecured notes, hybrid junior subordinated notes and borrowing under our Three-Year DDTL Facility in 2022 totaling $9.0 billion partially offset by the interest expense from the $8.3 billion affiliated promissory note to AIG in 2022; and
•unfavorable change from other sources of earnings of $40 million primarily due to a $56 million gain related to a change in value of our minority investment in Fortitude Re partially offset by net investment losses from certain legacy investments in 2022.

Corebridge | Third Quarter 2023 Form 10-Q 140

ITEM 2 | Investments

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector, issuer and geographic perspectives. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At September 30, 2023, for $188.6 billion of invested assets supporting our insurance operating companies, approximately 45% are in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 32% of our fixed income securities, and 99% are investment grade. At December 31, 2022, for $186.5 billion of invested assets supporting our insurance operating companies, approximately 48% are in corporate debt securities. MBS, ABS and CLOs represent 29% of our fixed income securities and 99% are investment grade.
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
As of September 30, 2023, Blackstone managed $54.7 billion in book value of assets in our investment portfolio.
Under the investment management agreements with BlackRock, we have completed the transfer of the management of liquid fixed income and certain private placement assets to BlackRock. As of September 30, 2023, BlackRock manages approximately $83.6 billion in book value of our investment portfolio. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions.
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

Corebridge | Third Quarter 2023 Form 10-Q 141

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
Fixed maturity securities of our domestic operations have an average duration of 6.7 years as of September 30, 2023.
In addition, we seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to earnings fluctuations, they have historically achieved accumulative returns over time in excess of the fixed maturity portfolio returns.

Corebridge | Third Quarter 2023 Form 10-Q 142

ITEM 2 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
September 30, 2023
Bonds available for sale:
U.S. government and government-sponsored entities	$867	$233	$1,100
Obligations of states, municipalities and political subdivisions	4,811	591	5,402
Non-U.S. governments	3,446	253	3,699
Corporate debt	84,533	10,842	95,375
Mortgage-backed, asset-backed and collateralized:
RMBS	11,995	786	12,781
CMBS	9,135	465	9,600
CLO	10,319	199	10,518
ABS	12,315	588	12,903
Total mortgage-backed, asset-backed and collateralized	43,764	2,038	45,802
Total bonds available for sale	137,421	13,957	151,378
Other bond securities	409	3,777	4,186
Total fixed maturities	137,830	17,734	155,564
Equity securities	126	—	126
Mortgage and other loans receivable:
Residential mortgages	7,836	—	7,836
Commercial mortgages	29,994	3,343	33,337
Life insurance policy loans	1,426	335	1,761
Commercial loans, other loans and notes receivable	2,933	187	3,120
Total mortgage and other loans receivable(a)	42,189	3,865	46,054
Other invested assets(b)	8,458	1,978	10,436
Short-term investments	4,610	120	4,730
Total(c)	$193,213	$23,697	$216,910
December 31, 2022
Bonds available for sale:
U.S. government and government-sponsored entities	$925	$273	$1,198
Obligations of states, municipalities and political subdivisions	5,195	731	5,926
Non-U.S. governments	3,977	415	4,392
Corporate debt	91,939	12,753	104,692
Mortgage-backed, asset-backed and collateralized:
RMBS	11,122	822	11,944
CMBS	9,528	540	10,068
CLO	7,994	192	8,186
ABS	9,774	613	10,387
Total mortgage-backed, asset-backed and collateralized	38,418	2,167	40,585
Total bonds available for sale	140,454	16,339	156,793
Other bond securities	284	3,485	3,769
Total fixed maturities	140,738	19,824	160,562
Equity securities	170	—	170
Mortgage and other loans receivable:
Residential mortgages	5,851	—	5,851
Commercial mortgages	29,190	3,272	32,462
Life insurance policy loans	1,395	355	1,750
Commercial loans, other loans and notes receivable	4,285	218	4,503
Total mortgage and other loans receivable(a)	40,721	3,845	44,566
Other invested assets(b)	8,392	2,026	10,418
Short-term investments	4,331	69	4,400
Total(c)	$194,352	$25,764	$220,116
(a) Net of total allowance for credit losses for $752 million and $600 million at September 30, 2023 and December 31, 2022, respectively.
(b) Other invested assets, excluding Fortitude Re funds withheld assets, include $5.7 billion and $5.3 billion of private equity funds as of September 30, 2023 and December 31, 2022, respectively, which are generally reported on a one-quarter lag.

Corebridge | Third Quarter 2023 Form 10-Q 143

ITEM 2 | Investments
(c) Includes the consolidation of approximately $5.8 billion and $9.7 billion of consolidated investment entities at September 30, 2023 and December 31, 2022, respectively.
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	September 30, 2023	December 31, 2022
Bonds available for sale:
U.S. government and government-sponsored entities	$867	$928
Obligations of states, municipalities and political subdivisions	4,812	5,194
Non-U.S. governments	3,443	3,978
Corporate Debt
Public Credit	64,619	68,135
Private Credit	20,205	20,741
Total Corporate Debt	84,824	88,876
Mortgage-backed, asset-backed and collateralized:
RMBS	12,386	11,546
CMBS	9,135	9,527
CLO	10,317	8,292
ABS	12,315	9,775
Total mortgage-backed, asset-backed and collateralized	44,153	39,140
Total bonds available for sale	138,099	138,116
Other bond securities	412	357
Total fixed maturities	138,511	138,473
Equity securities	119	119
Mortgage and other loans receivable:
Residential mortgages	6,252	4,181
Commercial mortgages	30,535	29,632
Commercial loans, other loans and notes receivable	2,997	4,465
Total mortgage and other loans receivable(a)(b)	39,784	38,278
Other invested assets
Hedge Funds	363	796
Private Equity	4,838	4,529
Real Estate Investments	268	266
Other Invested Assets - All Other	335	254
Total Other invested assets(b)	5,804	5,845
Short-term investments	4,350	3,781
Total(d)	$188,568	$186,496
(a) Does not reflect allowance for credit loss on mortgage loans of $612 million and $509 million at September 30, 2023 and December 31, 2022, respectively.
(b) Does not reflect policy loans of $1.4 billion and $1.4 billion at September 30, 2023 and December 31, 2022, respectively.
(c) Private equity funds are generally reported on a one-quarter lag.
(d) Excludes approximately $5.8 billion and $9.7 billion of consolidated investment entities as well as $1.8 billion and $2.7 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at September 30, 2023 and December 31, 2022, respectively.
Credit Ratings
At September 30, 2023, nearly all our fixed maturity securities were held by our U.S. entities. 92% of these securities were rated investment grade by one or more of the principal rating agencies.
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
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by

Corebridge | Third Quarter 2023 Form 10-Q 144

ITEM 2 | Investments
composite our credit rating, which is generally based on ratings of the three major rating agencies. As of September 30, 2023 and December 31, 2022, 94% and 91%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 94% and 94% investment grade as of September 30, 2023 and December 31, 2022, respectively. The remaining below-investment-grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
September 30, 2023
Other fixed maturity securities	$44,117	$42,197	$86,314	$3,864	$3,042	$480	$37	$7,423	$93,737
Mortgage-backed, asset-backed and collateralized	38,138	5,355	43,493	214	206	60	109	589	44,082
Total(b)	$82,255	$47,552	$129,807	$4,078	$3,248	$540	$146	$8,012	$137,819
Fortitude Re funds withheld assets									$17,734
Total fixed maturities									$155,553
December 31, 2022
Other fixed maturity securities	$44,981	$45,166	$90,147	$5,058	$5,915	$655	$268	$11,896	$102,043
Mortgage-backed, asset-backed and collateralized	33,031	5,330	38,361	227	73	3	10	313	38,674
Total(b)	$78,012	$50,496	$128,508	$5,285	$5,988	$658	$278	$12,209	$140,717
Fortitude Re funds withheld assets									$19,824
Total fixed maturities									$160,541
(a)Includes $53 million and $4 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of September 30, 2023 and $2.8 billion and $142 million of NAIC 4 and 5 securities, respectively, as of December 31, 2022. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $11 million and $21 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2023 and December 31, 2022, respectively.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	September 30, 2023	December 31, 2022
NAIC 1	$82,648	$78,518
NAIC 2	47,894	50,946
NAIC 3	4,078	4,860
NAIC 4	3,196	3,224
NAIC 5 and 6	684	904
Total(a)(b)	$138,500	$138,452
(a) Excludes approximately $71 million and $3.4 billion of consolidated investment entities and $3 billion and $1.2 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at September 30, 2023 and December 31, 2022, respectively.
(b) Excludes $11 million and $21 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2023 and December 31, 2022, respectively.

Corebridge | Third Quarter 2023 Form 10-Q 145

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
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
September 30, 2023
Other fixed maturity securities	$44,599	$41,682	$86,281	$3,930	$3,112	$414	$7,456	$93,737
Mortgage-backed, asset-backed and collateralized	34,578	5,969	40,547	381	364	2,790	3,535	44,082
Total(c)	$79,177	$47,651	$126,828	$4,311	$3,476	$3,204	$10,991	$137,819
Fortitude Re funds withheld assets								$17,734
Total fixed maturities								$155,553
December 31, 2022
Other fixed maturity securities	$46,059	$44,068	$90,127	$5,081	$5,910	$925	$11,916	$102,043
Mortgage-backed, asset-backed and collateralized	29,367	5,768	35,135	336	273	2,930	3,539	38,674
Total(c)	$75,426	$49,836	$125,262	$5,417	$6,183	$3,855	$15,455	$140,717
Fortitude Re funds withheld assets								$19,824
Total fixed maturities								$160,541
(a) Includes $2.8 billion and $3.0 billion at September 30, 2023 and December 31, 2022, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b) Includes $72 million of consolidated CLOs as of September 30, 2023 and $3.4 billion as of December 31, 2022. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c) Excludes $11 million and $21 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2023 and December 31, 2022, respectively.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries:

Composite Corebridge Credit Rating For Our Insurance Operating Subsidiaries (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
September 30, 2023
Other fixed maturity securities	$44,592	$42,030	$86,622	$3,925	$3,070	$406	$7,401	$94,023
Mortgage-backed, asset-backed and collateralized	34,963	5,974	40,937	386	366	2,788	3,540	44,477
Total fixed maturities*	$79,555	$48,004	$127,559	$4,311	$3,436	$3,194	$10,941	$138,500
December 31, 2022
Other fixed maturity securities	$46,060	$44,410	$90,470	$4,577	$3,236	$700	$8,513	$98,983
Mortgage-backed, asset-backed and collateralized	29,869	5,886	35,755	401	276	3,037	3,714	39,469
Total fixed maturities*	$75,929	$50,296	$126,225	$4,978	$3,512	$3,737	$12,227	$138,452
* Excludes $11 million and $21 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2023 and December 31, 2022, respectively.
For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk ” in the June 2023 Registration Statement.

Corebridge | Third Quarter 2023 Form 10-Q 146

ITEM 2 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Rating:
Other fixed maturity securities*
AAA	$1,460	$2,493	$—	$—	$1,460	$2,493
AA	19,481	17,600	22	16	19,503	17,616
A	23,615	25,950	21	—	23,636	25,950
BBB	41,643	44,065	39	3	41,682	44,068
Below investment grade	7,455	11,855	9	7	7,464	11,862
Non-rated	3	73	—	2	3	75
Total	$93,657	$102,036	$91	$28	$93,748	$102,064
Mortgage-backed, asset-
backed and collateralized
AAA	$8,124	$11,418	$19	$22	$8,143	$11,440
AA	19,462	11,737	88	90	19,550	11,827
A	6,787	6,009	98	91	6,885	6,100
BBB	5,921	5,736	48	32	5,969	5,768
Below investment grade	3,414	3,391	65	21	3,479	3,412
Non-rated	56	127	—	—	56	127
Total	$43,764	$38,418	$318	$256	$44,082	$38,674
Total
AAA	$9,584	$13,911	$19	$22	$9,603	$13,933
AA	38,943	29,337	110	106	39,053	29,443
A	30,402	31,959	119	91	30,521	32,050
BBB	47,564	49,801	87	35	47,651	49,836
Below investment grade	10,869	15,246	74	28	10,943	15,274
Non-rated	59	200	—	2	59	202
Total	$137,421	$140,454	$409	$284	$137,830	$140,738

Corebridge | Third Quarter 2023 Form 10-Q 147

ITEM 2 | Investments

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Rating:
Other fixed maturity securities*
AAA	$341	$439	$21	$22	$362	$461
AA	3,256	3,272	730	706	3,986	3,978
A	3,150	4,022	95	168	3,245	4,190
BBB	4,652	5,734	1,069	935	5,721	6,669
Below investment grade	520	705	435	420	955	1,125
Non-rated	—	—	9	2	9	2
Total	$11,919	$14,172	$2,359	$2,253	$14,278	$16,425
Mortgage-backed, asset- backed and collateralized
AAA	$134	$222	$115	$88	$249	$310
AA	768	727	531	478	1,299	1,205
A	235	289	206	146	441	435
BBB	350	348	510	459	860	807
Below investment grade	550	581	55	60	605	641
Non-rated	1	—	1	1	2	1
Total	$2,038	$2,167	$1,418	$1,232	$3,456	$3,399
Total
AAA	$475	$661	$136	$110	$611	$771
AA	4,024	3,999	1,261	1,184	5,285	5,183
A	3,385	4,311	301	314	3,686	4,625
BBB	5,002	6,082	1,579	1,394	6,581	7,476
Below investment grade	1,070	1,286	490	480	1,560	1,766
Non-rated	1	—	10	3	11	3
Total	$13,957	$16,339	$3,777	$3,485	$17,734	$19,824

Corebridge | Third Quarter 2023 Form 10-Q 148

ITEM 2 | Investments

	Available for Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Rating:
Other fixed maturity securities*
AAA	$1,801	$2,932	$21	$22	$1,822	$2,954
AA	22,737	20,872	752	722	23,489	21,594
A	26,765	29,972	116	168	26,881	30,140
BBB	46,295	49,799	1,108	938	47,403	50,737
Below investment grade	7,975	12,560	444	427	8,419	12,987
Non-rated	3	73	9	4	12	77
Total	$105,576	$116,208	$2,450	$2,281	$108,026	$118,489
Mortgage-backed, asset-backed and collateralized
AAA	$8,258	$11,640	$134	$110	$8,392	$11,750
AA	20,230	12,464	619	568	20,849	13,032
A	7,022	6,298	304	237	7,326	6,535
BBB	6,271	6,084	558	491	6,829	6,575
Below investment grade	3,964	3,972	120	81	4,084	4,053
Non-rated	57	127	1	1	58	128
Total	$45,802	$40,585	$1,736	$1,488	$47,538	$42,073
Total
AAA	$10,059	$14,572	$155	$132	$10,214	$14,704
AA	42,967	33,336	1,371	1,290	44,338	34,626
A	33,787	36,270	420	405	34,207	36,675
BBB	52,566	55,883	1,666	1,429	54,232	57,312
Below investment grade	11,939	16,532	564	508	12,503	17,040
Non-rated	60	200	10	5	70	205
Total	$151,378	$156,793	$4,186	$3,769	$155,564	$160,562
* Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	September 30, 2023			December 31, 2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Chile	$318	$12	$330	$343	$19	$362
Indonesia	305	19	324	381	34	415
Mexico	232	12	244	239	27	266
United Arab Emirates	205	4	209	298	12	310
Qatar	187	59	246	218	87	305
France	179	16	195	149	17	166
Saudi Arabia	165	18	183	200	22	222
Norway	154	—	154	162	—	162
Panama	144	19	163	150	29	179
China	134	—	134	149	13	162
Other	1,422	107	1,529	1,688	177	1,865
Total*	$3,445	$266	$3,711	$3,977	$437	$4,414
* Includes bonds available for sale and other bond securities.

Corebridge | Third Quarter 2023 Form 10-Q 149

ITEM 2 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	September 30, 2023			December 31, 2022
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$22,988	$2,205	$25,193	$23,751	$2,699	$26,450
Utilities	12,633	2,340	14,973	13,579	2,708	16,287
Communications	5,205	640	5,845	5,718	767	6,485
Consumer noncyclical	11,211	1,301	12,512	12,466	1,525	13,991
Capital goods	3,826	371	4,197	4,491	462	4,953
Energy	7,691	998	8,689	7,361	1,126	8,487
Consumer cyclical	4,578	478	5,056	6,820	581	7,401
Basic materials	2,836	317	3,153	3,285	467	3,752
Other	13,565	2,192	15,757	14,468	2,418	16,886
Total*	$84,533	$10,842	$95,375	$91,939	$12,753	$104,692
* 92% and 89% of investments were rated investment grade at September 30, 2023 and December 31, 2022, respectively.
Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 9% and 8% at September 30, 2023 and December 31, 2022, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Corebridge | Third Quarter 2023 Form 10-Q 150

ITEM 2 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	September 30, 2023		December 31, 2022
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$4,048	34%	$4,478	40%
AAA	20		4,345
AA	4,028		133
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	2,793	23%	2,641	24%
AAA	272		24
AA	696		689
A	38		35
BBB	41		41
Below investment grade	1,746		1,852
Non-rated	—		—
Subprime RMBS	1,155	9%	1,217	11%
AAA	—		—
AA	81		68
A	61		65
BBB	36		51
Below investment grade	977		1,033
Non-rated	—		—
Prime non-agency	2,000	17%	1,471	13%
AAA	921		331
AA	798		803
A	117		136
BBB	40		57
Below investment grade	124		144
Non-rated	—		—
Other housing related	1,999	17%	1,315	12%
AAA	1,254		795
AA	383		230
A	266		206
BBB	84		77
Below investment grade	12		6
Non-rated	—		1
Total RMBS excluding Fortitude Re funds withheld assets	11,995	100%	11,122	100%
Total RMBS Fortitude Re funds withheld assets	786		822
Total RMBS(a)(b)	$12,781		$11,944
(a)     Includes $2.8 billion and $3.0 billion at September 30, 2023 and December 31, 2022, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)     The weighted average expected life was 7 years at September 30, 2023 and 6 years at December 31, 2022.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | Third Quarter 2023 Form 10-Q 151

ITEM 2 | Investments
Investments in CMBS
The following table presents our CMBS available for sale securities:

	September 30, 2023		December 31, 2022
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$7,963	87%	$8,085	85%
AAA	3,532		3,875
AA	2,754		2,642
A	735		732
BBB	662		564
Below investment grade	280		272
Non-rated	—		—
Agency	777	9%	1,017	11%
AAA	3		484
AA	774		525
A	—		—
BBB	—		8
Below investment grade	—		—
Non-rated	—		—
Other	395	4%	426	4%
AAA	90		105
AA	123		131
A	95		97
BBB	87		93
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	9,135	100%	9,528	100%
Total Fortitude Re funds withheld assets	465		540
Total	$9,600		$10,068
The fair value of CMBS holdings decreased slightly during the nine months ended September 30, 2023. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Corebridge | Third Quarter 2023 Form 10-Q 152

ITEM 2 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available for sale securities by collateral type:

	September 30, 2023		December 31, 2022
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$10,173	45%	$7,893	44%
AAA	1,600		1,056
AA	4,988		4,049
A	2,839		2,384
BBB	682		400
Below investment grade	64		4
Non-rated	—		—
CDO - other	146	1%	100	1%
AAA	1		—
AA	126		100
A	—		—
BBB	1		—
Below investment grade	3		—
Non-rated	15		—
ABS	12,315	54%	9,775	55%
AAA	431		403
AA	4,711		2,367
A	2,636		2,354
BBB	4,288		4,445
Below investment grade	208		80
Non-rated	41		126
Total excluding Fortitude Re funds withheld assets	22,634	100%	17,768	100%
Total Fortitude Re funds withheld assets	787		805
Total	$23,421		$18,573
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2023	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss(d)	Items(d)
Investment-grade bonds
0-6 months	$18,434	$891	1,900	$3,364	$1,120	249	$35	$27	3	$21,833	$2,038	2,152
7-11 months	17,319	1,550	1,575	12,704	4,165	1,194	188	105	10	30,211	5,820	2,779
12 months or more	45,716	4,686	5,388	38,633	11,617	3,281	736	399	32	85,085	16,702	8,701
Total	81,469	7,127	8,863	54,701	16,902	4,724	959	531	45	137,129	24,560	13,632
Below-investment-grade bonds
0-6 months	1,497	65	271	62	22	10	22	15	7	1,581	102	288
7-11 months	1,188	64	287	212	63	53	7	5	1	1,407	132	341
12 months or more	4,809	347	1,019	918	263	195	25	17	12	5,752	627	1,226
Total	7,494	476	1,577	1,192	348	258	54	37	20	8,740	861	1,855
Total bonds
0-6 months	19,931	956	2,171	3,426	1,142	259	57	42	10	23,414	2,140	2,440
7-11 months	18,507	1,614	1,862	12,916	4,228	1,247	195	110	11	31,618	5,952	3,120
12 months or more	50,525	5,033	6,407	39,551	11,880	3,476	761	416	44	90,837	17,329	9,927
Total excluding Fortitude Re funds withheld assets	$88,963	$7,603	10,440	$55,893	$17,250	4,982	$1,013	$568	65	$145,869	$25,421	15,487
Total Fortitude Re funds withheld assets										$17,214	$4,217	870
Total										$163,083	$29,638	16,357

Corebridge | Third Quarter 2023 Form 10-Q 153

ITEM 2 | Investments

December 31, 2022	Less Than or Equal to 20% of cost(b)			Greater than 20% to 50% of cost(b)			Greater than 50% of cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized loss	Items(d)	Cost(c)	Unrealized loss	Items(d)	Cost(c)	Unrealized loss	Items(d)	Cost(c)	Unrealized loss(d)	Items(d)
Investment-grade bonds
0-6 months	$58,919	$5,036	6,736	$30,974	$9,161	2,999	$447	$238	25	$90,340	$14,435	9,760
7-11 months	22,018	2,112	2,197	3,126	836	159	21	13	1	25,165	2,961	2,357
12 months or more	7,759	942	716	9,398	2,667	690	20	11	3	17,177	3,620	1,409
Total	88,696	8,090	9,649	43,498	12,664	3,848	488	262	29	132,682	21,016	13,526
Below-investment-grade bonds
0-6 months	5,310	354	1,492	823	235	222	39	28	17	6,172	617	1,731
7-11 months	3,544	182	1,201	95	24	51	7	5	7	3,646	211	1,259
12 months or more	3,395	225	1,017	321	87	73	9	8	9	3,725	320	1,099
Total	12,249	761	3,710	1,239	346	346	55	41	33	13,543	1,148	4,089
Total bonds
0-6 months	64,229	5,390	8,228	31,797	9,396	3,221	486	266	42	96,512	15,052	11,491
7-11 months	25,562	2,294	3,398	3,221	860	210	28	18	8	28,811	3,172	3,616
12 months or more	11,154	1,167	1,733	9,719	2,754	763	29	19	12	20,902	3,940	2,508
Total excluding Fortitude Re funds withheld assets	$100,945	$8,851	13,359	$44,737	$13,010	4,194	$543	$303	62	$146,225	$22,164	17,615
Total Fortitude Re funds withheld assets										$18,296	$3,593	1,057
Total										$164,521	$25,757	18,672
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at September 30, 2023 and December 31, 2022.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $8 million and $7 million for investment grade bonds, and $102 million and $141 million for below-investment-grade bonds as of September 30, 2023 and December 31, 2022, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the three and nine months ended September 30, 2023, was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended September 30, 2023, net unrealized losses related to fixed maturity securities were $6.4 billion due primarily to a significant increase in interest rates and widening of credit spreads. For the nine months ended September 30, 2023, net unrealized losses were $4.1 billion due primarily to an increase in interest rates, partially offset by narrowing of credit spreads.
The change in net unrealized gains and losses on investments for the three and nine months ended September 30, 2022 was primarily attributable to decreases in the fair value of fixed maturity securities. For the three months ended September 30, 2022, net unrealized losses related to fixed maturity securities increased by $10.0 billion due primarily to an increase in rates and widening of credit spreads. For the nine months ended September 30, 2022, net unrealized losses related to fixed maturity securities increased by $42.3 billion due primarily to an increase in interest rates.
For further discussion of our investment portfolio, see Notes 5 and 6 to the Condensed Consolidated Financial Statements.

Corebridge | Third Quarter 2023 Form 10-Q 154

ITEM 2 | Investments
Commercial Mortgage Loans
At September 30, 2023 and December 31, 2022, we had direct commercial mortgage loan exposure of $34.0 billion and $33.0 billion, respectively. At September 30, 2023 and December 31, 2022, we had an allowance for credit losses of $681 million and $531 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
September 30, 2023
State:
New York	72	$1,383	$3,709	$278	$395	$70	$—	$5,835	19%
California	56	681	830	103	1,093	582	12	3,301	11%
New Jersey	74	1,953	73	265	628	—	21	2,940	10%
Texas	37	755	611	131	151	18	—	1,666	5%
Massachusetts	19	550	501	482	15	—	—	1,548	5%
Florida	56	542	107	209	210	455	—	1,523	5%
Illinois	20	502	353	3	40	—	20	918	3%
Pennsylvania	19	124	94	208	188	23	—	637	2%
Ohio	19	78	6	81	407	—	—	572	2%
Colorado	14	278	62	—	70	158	—	568	2%
Other States	107	2,226	261	508	717	145	46	3,903	13%
Foreign	76	3,636	1,024	626	1,339	283	216	7,124	23%
Total(b)	569	$12,708	$7,631	$2,894	$5,253	$1,734	$315	$30,535	100%
Fortitude Re funds withheld assets								$3,483
Total Commercial Mortgages								$34,018
December 31, 2022
State:
New York	72	$1,355	$3,820	$282	$357	$71	$—	$5,885	20%
California	51	507	653	112	1,129	611	13	3,025	10%
New Jersey	59	1,829	143	322	436	7	22	2,759	9%
Texas	41	692	687	137	155	143	—	1,814	6%
Massachusetts	16	465	328	470	15	—	—	1,278	4%
Florida	51	344	119	212	151	355	—	1,181	4%
Illinois	20	487	353	3	41	—	20	904	3%
Pennsylvania	16	77	94	189	190	24	—	574	2%
Ohio	19	80	7	83	408	—	—	578	2%
Colorado	12	261	63	—	—	145	—	469	1%
Other States	108	1,827	270	550	652	121	19	3,439	12%
Foreign	90	4,212	1,423	327	1,264	284	216	7,726	27%
Total(a)(b)	555	$12,136	$7,960	$2,687	$4,798	$1,761	$290	$29,632	100%
Fortitude Re funds withheld assets								$3,361
Total Commercial Mortgages								$32,993
(a)     Reflects updated loan count as of December 31, 2022.
(b)     Does not reflect allowance for credit losses.

Corebridge | Third Quarter 2023 Form 10-Q 155

ITEM 2 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
September 30, 2023
Loan-to-value ratios(b)
Less than 65%	$18,152	$3,052	$284	$21,488
65% to 75%	5,474	1,192	47	6,713
76% to 80%	640	—	47	687
Greater than 80%	788	443	416	1,647
Total commercial mortgages excluding Fortitude Re(c)	$25,054	$4,687	$794	$30,535
Total commercial mortgages including Fortitude Re				$3,483
Total commercial mortgages				$34,018
December 31, 2022
Loan-to-value ratios(b)
Less than 65%	$18,524	$2,817	$628	$21,969
65% to 75%	4,497	429	435	5,361
76% to 80%	314	—	46	360
Greater than 80%	1,338	154	450	1,942
Total commercial mortgages excluding Fortitude Re(c)	$24,673	$3,400	$1,559	$29,632
Total commercial mortgages including Fortitude Re				$3,361
Total commercial mortgages				$32,993
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X and 1.9X at September 30, 2023 and December 31, 2022, respectively. The debt service coverage ratios have been updated within the last three months.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 59% and 59% at September 30, 2023 and December 31, 2022, respectively. The loan-to-value ratios have been updated within the last three to nine months.
(c)Does not reflect allowance for credit losses.
Residential Mortgage Loans
At September 30, 2023 and December 31, 2022, we had direct residential mortgage loan exposure of $7.9 billion and $5.9 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

September 30, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO:(a)
780 and greater	$354	$507	$2,294	$628	$241	$505	$4,529
720 - 779	821	581	549	168	99	214	2,432
660 - 719	215	248	102	40	37	123	765
600 - 659	2	21	10	8	9	50	100
Less than 600	—	—	2	2	4	16	24
Total residential mortgages(b)(c)	$1,392	$1,357	$2,957	$846	$390	$908	$7,850

Corebridge | Third Quarter 2023 Form 10-Q 156

ITEM 2 | Investments

December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO:(a)
780 and greater	$294	$2,141	$652	$229	$76	$437	$3,829
720 - 779	536	711	167	75	32	134	1,655
660 - 719	163	79	28	16	9	47	342
600 - 659	2	4	2	1	2	13	24
Less than 600	—	—	—	1	—	5	6
Total residential mortgages(b)(c)	$995	$2,935	$849	$322	$119	$636	$5,856
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last three months.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on commercial mortgage loans, see Note 7 to the Condensed Consolidated Financial Statements.
For additional discussion on credit losses, see Note 6 to the Condensed Consolidated Financial Statements.
Net Realized Gains and Losses

Three Months Ended September 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(4)	$(5)	$(9)	$(42)	$(62)	$(104)
Change in allowance for credit losses on fixed maturity securities	(41)	(7)	(48)	(9)	8	(1)
Change in allowance for credit losses on loans	(25)	(25)	(50)	(40)	(22)	(62)
Foreign exchange transactions, net of related hedges	135	(20)	115	525	44	569
Index-linked interest credited embedded derivatives, net of related hedges	133	—	133	35	—	35
All other derivatives and hedge accounting*	141	(170)	(29)	120	(89)	31
Sale of alternative investments and real estate	40	(1)	39	137	32	169
Other	(11)	—	(11)	(2)	—	(2)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	368	(228)	140	724	(89)	635
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	1,080	1,080	—	1,463	1,463
Net realized gains (losses)	$368	$852	$1,220	$724	$1,374	$2,098

Nine Months Ended September 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(275)	$(68)	$(343)	$(304)	$(185)	$(489)
Change in allowance for credit losses on fixed maturity securities	(84)	(9)	(93)	(56)	(32)	(88)
Change in allowance for credit losses on loans	(107)	(52)	(159)	(53)	(22)	(75)
Foreign exchange transactions, net of related hedges	31	(11)	20	1,034	82	1,116
Index-linked interest credited embedded derivatives, net of related hedges	(186)	—	(186)	220	—	220
All other derivatives and hedge accounting*	235	(199)	36	105	(151)	(46)
Sale of alternative investments and real estate	48	(1)	47	147	35	182
Other	(59)	2	(57)	(10)	1	(9)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(397)	(338)	(735)	1,083	(272)	811
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	177	177	—	6,694	6,694
Net realized gains (losses)	$(397)	$(161)	$(558)	$1,083	$6,422	$7,505

* Derivative activity related to hedging MRBs is recorded in Change in the fair value of market risk benefits, net. For additional disclosures about MRBs, see Note 15.

Corebridge | Third Quarter 2023 Form 10-Q 157

ITEM 2 | Investments
Higher net realized losses excluding Fortitude Re funds withheld assets in the three and nine months ended September 30, 2023 compared to same periods in the prior year were due primarily to higher derivatives losses versus derivatives gains in the prior year period.
Index-linked interest credited embedded derivatives, net of related hedges, reflected losses in the three and nine months ended September 30, 2023 compared to gains in the same period in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
Net realized losses on Fortitude Re funds withheld assets primarily reflect changes in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to Corebridge as the appreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re.
For further discussion of our investment portfolio, see Note 6 to the Condensed Consolidated Financial Statements.
Other Invested Assets
We seek to enhance returns through investment in a diversified portfolio of alternative asset classes, including private equity, real estate equity and hedge funds.
The following table presents the carrying value of our other invested assets by type:

	September 30, 2023			December 31, 2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)(b)	$6,068	$1,856	$7,924	$6,121	$1,893	$8,014
Investment real estate(c)	1,737	122	1,859	1,698	133	1,831
All other investments(d)	653	—	653	573	—	573
Total	$8,458	$1,978	$10,436	$8,392	$2,026	$10,418
(a)At September 30, 2023, included hedge funds of $451 million and private equity funds of $7.5 billion. At December 31, 2022, included hedge funds of $884 million and private equity funds of $7.1 billion.
(b)The majority of our hedge fund investments are redeemable upon a single month or quarter’s notice, though redemption terms vary from single, immediate withdrawals, to withdrawals staggered up to eight quarters. Some of the portfolio consists of illiquid run-off or “side-pocket” positions whose liquidation horizons are uncertain and likely beyond a year after submission of the redemption notice.
(c)Net of accumulated depreciation of $642 million and $616 million as of September 30, 2023 and December 31, 2022, respectively. The accumulated depreciation related to the investment real estate held by legacy affordable housing partnerships was $106 million and $124 million at September 30, 2023 and December 31, 2022, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Holdings, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Holdings totaled $156 million and $156 million at September 30, 2023 and December 31, 2022, respectively.

Corebridge | Third Quarter 2023 Form 10-Q 158

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
For additional information on embedded derivatives, see Notes 5 and 10 to the Condensed Consolidated Financial Statements.

Corebridge | Third Quarter 2023 Form 10-Q 159

ITEM 2 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$179	$191	$3,042	$92	$155	$202	$1,798	$77
Foreign exchange contracts	5,946	578	362	19	3,166	523	3,095	162
Derivatives not designated as hedging instruments(a)
Interest rate contracts	30,482	933	23,085	2,877	23,916	481	16,263	1,859
Foreign exchange contracts	10,796	809	1,654	244	4,357	643	6,126	428
Equity contracts	40,896	1,417	24,637	854	26,041	417	9,962	27
Credit contracts	—	—	—	—	—	—	—	—
Other contracts(b)	45,311	16	—	—	47,128	15	48	—
Total derivatives, excluding Fortitude Re funds withheld	$133,610	$3,944	$52,780	$4,086	$104,763	$2,281	$37,292	$2,553
Total derivatives, Fortitude Re funds withheld	$4,563	$1,195	$6,358	$1,204	$4,382	$971	$6,096	$782
Total derivatives, gross	$138,173	$5,139	$59,138	$5,290	$109,145	$3,252	$43,388	$3,335
Counterparty netting(c)		(3,680)		(3,680)		(2,547)		(2,547)
Cash collateral(d)		(1,187)		(1,520)		(406)		(691)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$272		$90		$299		$97
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Consists primarily of SVWs and contracts with multiple underlying exposures.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both September 30, 2023 and December 31, 2022. Fair value of liabilities related to bifurcated embedded derivatives was $6.6 billion and $6.7 billion, respectively, at September 30, 2023 and December 31, 2022. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 8 to the Condensed Consolidated Financial Statements.
For additional information, see Note 10 to the Condensed Consolidated Financial Statements.

Corebridge | Third Quarter 2023 Form 10-Q 160

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
Significant Reinsurance Agreements
In the first quarter of 2018, AIG entered into a series of reinsurance transactions with Fortitude Re related to certain run-off operations (i.e., non-core insurance lines for which policies are still in force until they lapse or otherwise terminate but new policies are no longer issued). As of September 30, 2023 and December 31, 2022, approximately $25.2 billion and $26.8 billion, respectively, of liabilities from our run-off lines (i.e., certain annuities written prior to April 2013, along with exposures to whole life, LTC and exited accident and health product lines) related to business written by multiple wholly owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions. We currently own a less than 3% indirect interest in Fortitude Re.
Refer to “Significant Factors Impacting Our Results” for additional information on the Fortitude Re reinsurance agreements.
Effective July 1, 2016, AGL entered into an agreement to cede approximately $5 billion of statutory reserves for certain whole life policies to an unaffiliated reinsurer. Effective December 31, 2016, AGL recaptured term and universal life reserves of $16 billion from AGC, subject to the NAIC’s Model Regulation “Valuation of Life Insurance Policies” (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) and ceded approximately $14 billion of such statutory reserves to the same unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Effective March 31, 2023, AGL recaptured term life reserves of $1 billion issued from 2017 to 2019 from AGC subject to the NAIC’s Model Regulation “Valuation of Life Insurance Policies” (“Regulation XXX”) and ceded approximately $2 billion of such statutory reserves to the same unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Effective September 30, 2023, AGL recaptured universal life reserves of $1 billion issued from 2017 to 2019 from AGC subject to the NAIC Actuarial Guideline 38 (“Guideline AXXX”) and ceded approximately $2 billion of such statutory reserves to the same unaffiliated reinsurer under an amendment to the July 1, 2016 agreement.
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

Corebridge | Third Quarter 2023 Form 10-Q 161

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
For additional information on our valuation methodology for MRBs, see Note 5 to the Condensed Consolidated Financial Statements.
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
The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

	September 30,	December 31,
(in millions)	2023	2022
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$927	$1,657
Exclude non-performance risk adjustment	(556)	(479)
Market risk benefits liability, excluding NPA	371	1,178
Adjustments for risk margins and differences in valuation	253	(281)
Economic hedge target liability	$624	$897
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
Change in Economic Hedge Target
The decrease in the economic hedge target liability in the nine months ended September 30, 2023, was primarily driven by higher interest rates and equity markets, partially offset by tightening credit spreads.
Update of Actuarial Assumptions and Models
Our life insurance companies review and update actuarial assumptions at least annually, generally in the third quarter.
Investment-oriented products
We review and update assumptions used to value our universal life product with secondary guarantees at least annually. These benefit reserves are also adjusted to reflect the changes in the fair value of available-for-sale securities with an offset to OCI. DAC and related items (which may include VOBA, DSI and unearned revenue reserves) are amortized on a constant level basis.

Corebridge | Third Quarter 2023 Form 10-Q 162

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits, Market Risk Benefits, DAC and VOBA
We also review assumptions related to variable annuities, fixed annuities, and fixed index annuities guaranteed benefits that are accounted for as MRBs or embedded derivatives and measured at fair value. The fair value of these MRBs or embedded derivatives is based on actuarial assumptions, including policyholder behavior, as well as capital market assumptions.
Traditional long-duration products
For traditional long-duration products discussed below, which includes whole life insurance, term life insurance, accident and health insurance, PRT, and life-contingent single premium immediate annuities and structured settlements, cash flow assumptions are reviewed at least annually to determine any changes in the liability for future policy benefits. DAC and related items (which may include VOBA) are amortized on a constant level basis.
The net impacts to pre-tax income and APTOI because of the update of actuarial assumptions for the nine months ended September 30, 2023, and 2022 are shown in the following tables.
The following table presents the increase in pre-tax income resulting from the annual update of actuarial assumptions, by line item as reported in Results of Operations:

	Nine Months Ended September 30,
(in millions)	2023	2022
Policyholder benefits	$22	$29
Increase in adjusted pre-tax operating income	22	29
Change in the fair value of market risk benefits, net	7	105
Net realized losses	(7)	(2)
Increase in pre-tax income	$22	$132
The following table presents the increase in adjusted pre-tax operating income resulting from the annual update of actuarial assumptions, by segment and product line:

	Nine Months Ended September 30,
(in millions)	2023	2022
Individual Retirement	$1	$—
Life Insurance	19	25
Institutional Markets	2	4
Total increase in adjusted pre-tax operating income from the update of assumptions*	$22	$29
*Liabilities ceded to Fortitude Re are reported in Corporate and Other. There is no impact to adjusted pre-tax operating income due to the annual update of actuarial assumptions as these liabilities are 100% ceded.
Update of Actuarial Assumptions Impact to Consolidated pre-tax income (loss)
Corebridge recognized favorable impacts to pre-tax income of $22 million and $132 million for the nine months ended September 30, 2023 and 2022, respectively, attributable to the annual actuarial assumption review. For 2023, the assumption update impacts were primarily driven by updates to the portfolio yield assumption, refinements to the modeling for universal life with secondary guarantees and similar features, and mortality assumption updates, partially offset by updated premium assumptions, and other refinements on life insurance products. For 2022, the assumption update impacts were driven by updates to the relationship between projected equity growth and interest rates, and updates to premium and withdrawal assumption for annuities, partially offset by updated investments spreads on life insurance products.
Update of Actuarial Assumptions Impact to Consolidated APTOI
Corebridge recognized favorable impacts to adjusted pre-tax operating income of $22 million and $29 million for the nine months ended September 30, 2023 and 2022, respectively, attributable to the annual actuarial assumption review. For 2023, the assumption update impacts were primarily driven by updates to the portfolio yield assumption, refinements to the modeling for universal life with secondary guarantees and similar features, and mortality assumption updates, partially offset by updated premium assumptions, and other refinements on life insurance products. For 2022, the assumption update impacts were primarily driven by modeling refinements to reflect actual versus expected asset data related to calls and capital gains for life insurance products.

Corebridge | Third Quarter 2023 Form 10-Q 163

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
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of September 30, 2023 and December 31, 2022, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $4.2 billion and $4.0 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $2.5 billion committed revolving credit facility as of September 30, 2023 and December 31, 2022. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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
As of September 30, 2023, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $150 million and $272 million at September 30, 2023 and December 31, 2022, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	September 30,	December 31,
(in millions)	2023	2022
Cash and short-term investments	$1,707	$1,495
Total Corebridge Hold Cos. liquidity	1,707	1,495
Available capacity under committed, revolving credit facility	2,500	2,500
Total Corebridge Hold Cos. liquidity sources	$4,207	$3,995
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
During the three and nine months ended September 30, 2023, Corebridge Hold Cos. received $527 million and $1.5 billion in dividends from subsidiaries, respectively. During the three and nine months ended September 30, 2022, Corebridge Hold Cos. received $421 million and $1.6 billion in dividends from subsidiaries, respectively.
On April 5, 2022, Corebridge Parent issued $6.5 billion aggregate principal amount of senior unsecured notes.
On August 23, 2022, Corebridge Parent issued $1.0 billion of fixed-to-fixed reset rate junior subordinated notes.
On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year Delayed Draw Term Loan Agreement (the “Three-Year DDTL Facility”).

Corebridge | Third Quarter 2023 Form 10-Q 164

ITEM 2 | Liquidity and Capital Resources
On September 15, 2023, Corebridge Parent issued $500 million aggregate principal amount of senior unsecured notes. The net proceeds of the issuance of the notes were used to repay $500 million of the $1.5 billion aggregate principal amount which had been drawn under the Three-Year DDTL Facility on September 15, 2022.
For further information, see “Short-term and Long-term debt” below.
USES
Interest Payments
We made interest payments on our debt instruments totaling $39 million and $261 million during the three and nine months ended September 30, 2023, respectively. We made interest payments on our debt instruments totaling $68 million and $96 million during the three and nine months ended September 30, 2022, respectively.
Debt Reduction
In 2022, we repaid the $8.3 billion promissory note issued in November 2021.
On September 15, 2023, Corebridge Parent repaid $500 million of the Three-Year DDTL Facility.
Dividends
During the three and nine months ended September 30, 2023, Corebridge Parent paid cash dividends of $0.23 and $1.31 per share of its common stock totaling $146 million and $846 million, including a special dividend of $0.62 per share paid during the second quarter 2023. During the three and nine months ended September 30, 2022, Corebridge Parent paid cash dividends of $0 million and $580 million, respectively.
Repurchase of Common Stock
During the three and nine months ended September 30, 2023, Corebridge Parent repurchased approximately 2.5 million and 14.7 million shares of its common stock, for an aggregate purchase price of approximately $46 million and $246 million, respectively.
For additional information, see Note 17 to the Condensed Consolidated Financial Statements.
Tax Sharing Payments
We distributed tax sharing payments of $2 million and $10 million to AIG in the three and nine months ended September 30, 2022, respectively. Following the IPO, AIG owned less than 80% interest in Corebridge, resulting in tax deconsolidation of Corebridge from the AIG Consolidated Tax Group. As such, as of September 15, 2022, we are no longer distributing tax sharing payments to AIG for tax liabilities of subsequent periods. With respect to historic tax periods and tax periods prior to the tax deconsolidation from AIG, Corebridge and AIG will make tax payments to each other pursuant to the Tax Matters Agreement dated September 14, 2022.

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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $5.7 billion and $4.6 billion which were due to FHLBs in their respective districts at September 30, 2023 and December 31, 2022, respectively, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at September 30, 2023.
Certain of our U.S. insurance companies have securities lending programs that lend securities from their investment portfolios to supplement liquidity or for other uses deemed appropriate by management. Under these programs, these U.S. insurance companies

Corebridge | Third Quarter 2023 Form 10-Q 165

ITEM 2 | Liquidity and Capital Resources
lend securities to financial institutions and receive cash as collateral equal to 102% of the fair value of the loaned securities. Cash collateral received is kept in cash or invested in short-term investments or used for short-term liquidity purposes.
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had no securities subject to these agreements at September 30, 2023 and no liabilities to borrowers for collateral received at September 30, 2023.
Our U.S. insurance companies distributed tax sharing payments of $188 million and $1.0 billion to AIG, Inc. in the three and nine months ended September 30, 2022, respectively.
We manage our combined insurance subsidiary capital to a minimum target Life Fleet RBC ratio of 400%. AGC serves as an affiliate reinsurance company for the Life Fleet covering life insurance policies issued between January 1, 2020 and December 31, 2021 subject to Principle Based Reserving requirements. AGC’s RBC ratio includes the full statutory reserves associated with the above regulations which are in excess of economic reserves. The surplus of AGC is composed predominantly of holding company stock. Given that AGC has no primary operations outside of this internal reinsurance, we believe that excluding AGC from the Life Fleet RBC ratio calculation presents a more accurate view of the overall capital position of our U.S. operating entities. Our Life Fleet RBC ratio was above our minimum target Life Fleet RBC ratio of 400% as of December 31, 2022.
The following table presents normalized distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Subsidiary dividends paid	$527	$421	$1,527	$1,621
Tax sharing payments related to utilization of tax attributes	—	128	—	401
Normalized distributions	$527	$549	$1,527	$2,022
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

Corebridge | Third Quarter 2023 Form 10-Q 166

ITEM 2 | Liquidity and Capital Resources
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Nine Months Ended September 30,
(in millions)	2023	2022
Sources:
Operating activities, net	$2,590	$2,150
Net changes in policyholder account balances	4,141	5,095
Issuance of long-term debt	496	7,451
Issuance of debt of consolidated investment entities	202	860
Contributions from noncontrolling interests	63	45
Financing other, net	73	—
Issuance of short-term debt	—	1,512
Effect of exchange rate changes on cash and restricted cash	3	—
Total Sources	7,568	17,113

Uses:
Investing activities, net	(3,267)	(3,330)
Repayments of debt of consolidated investment entities	(374)	(1,090)
Repayments of short-term debt	(500)	(8,312)
Distributions to noncontrolling interests	(59)	(395)
Dividends paid on common stock	(846)	(580)
Net change in securities lending and repurchase agreements	(2,290)	(3,474)
Repurchase of common stock	(246)	—
Financing other, net	—	(80)
Effect of exchange rate changes on cash and restricted cash	—	(9)
Total Uses	(7,582)	(17,270)
Net increase (decrease) in cash and cash equivalents	$(14)	$(157)
Operating Activities
Cash inflows from operating activities primarily include insurance premiums, fees and investment income. Cash outflows from operating activities primarily include benefit payments, general operating expenses and servicing of debt. Operating cash flow will fluctuate based on the timing of premiums received and benefit payments to policyholders, as well as other core business activities.
Investing Activities
Cash inflows from investing activities primarily include sales and maturities of underlying assets, mainly fixed maturities available for sale and principal payments on mortgage and other loans. The primary cash outflows for investing activities relate to the purchases of new securities, mainly fixed maturities available for sale.
Financing Activities
Cash inflows from financing activities primarily include policyholder deposits on investment-type contracts, issuances of debt and inflows from the settlement of securities lending and repurchase agreements. Cash outflows primarily relate to policyholder withdrawal activity on investment-type contracts, repayments of debt of consolidated investment entities, repayments of short and long-term debt, repurchases of common stock, distributions to noncontrolling interests and outflows for the settlement of securities lending and repurchase agreements.
CONTRACTUAL OBLIGATIONS
As of September 30, 2023, there have been no material changes in our contractual obligations from December 31, 2022, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources — Contractual Obligations” in the June 2023 Registration Statement.

Corebridge | Third Quarter 2023 Form 10-Q 167

ITEM 2 | Liquidity and Capital Resources
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2022	Issuances	Maturities and Repayments	Other Changes	Balance at September 30, 2023
Short-term debt issued by Corebridge:
Three-Year DDTL Facility*	2023	$1,500	$—	$(500)	$—	$1,000
Total short-term debt		1,500	—	(500)	—	1,000
Long-term debt issued by Corebridge:
Senior unsecured notes	2025-2052	6,500	500	—	—	7,000
Hybrid junior subordinated notes	2052	1,000	—	—	—	1,000
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	2025-2029	200	—	—	—	200
CRBGLH junior subordinated debentures	2030-2046	227	—	—	—	227
Total long-term debt		7,927	500	—	—	8,427
Debt issuance costs		(59)	—	—	3	(56)
Total long-term debt, net of debt issuance costs		7,868	500	—	3	8,371
Total debt, net of issuance costs		$9,368	$500	$(500)	$3	$9,371
*    On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility for a thirty day period. We continued this borrowing for additional interest periods.We reduced the borrowing to $1.0 billion on September 15, 2023 after issuing senior unsecured notes. The current interest period continues through November 24, 2023. We have the ability to further continue this borrowing through February 25, 2025.
SENIOR UNSECURED NOTES AND DELAYED DRAW TERM LOAN
On September 15, 2023, Corebridge Parent issued $500 million of 6.050% senior unsecured notes due 2033.
On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility. On September 15, 2023, Corebridge Parent used the net proceeds of the issuance of the senior unsecured notes due 2033 and cash on hand to repay $500 million of the $1.5 billion aggregate principal amount which had been drawn under the Three-Year DDTL Facility on September 15, 2022. For the current interest period, the Three-Year DDTL Facility will end on November 24, 2023, unless prior to that date Corebridge Parent elects to continue the loan, or a portion of it, for an additional interest period.
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
REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into a revolving credit agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a five-year total commitment of $2.5 billion, consisting of standby letters of credit and/or revolving credit borrowings without any limits on the type of borrowings. Under circumstances described in the Revolving Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the Revolving Credit Agreement of $3.0 billion. Loans under the Revolving Credit Agreement will mature on May 12, 2027. Under the Revolving Credit Agreement, the applicable rate, commitment fee and letter of credit fee are determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) in the case of U.S. dollar borrowings, Term SOFR plus an applicable credit spread adjustment plus an applicable rate or an alternative base rate plus an applicable rate; (ii) in the case of Sterling borrowings, SONIA plus an applicable credit spread adjustment plus an applicable rate; (iii) in the case of Euro borrowings, European Union interbank Offer Rate plus an applicable rate; and (iv) in the case of Japanese Yen, Tokyo Interbank Offered Rate plus an applicable rate. The alternative base rate is equal to the highest of (a) the New York Federal Reserve Bank Rate plus 0.50%, (b) the rate of interest in effect as quoted by The Wall Street Journal as the “Prime Rate” in the United States and (c) Term SOFR plus a credit spread adjustment of 0.100% plus an additional 1.00%.

Corebridge | Third Quarter 2023 Form 10-Q 168

ITEM 2 | Liquidity and Capital Resources
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

(in millions)	Balance at December, 2022	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes(c)	Balance at September 30, 2023
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$5,958	$202	$(374)	$25	$(3,215)	$2,596
(a)At September 30, 2023, includes debt of consolidated investment entities related to real estate investments of $1.2 billion and other securitization vehicles of $1.2 billion.
(b)In relation to the debt of consolidated investment entities (“VIEs”) not guaranteed by Corebridge, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us.
(c)During the nine months ended September 30, 2023, Corebridge deconsolidated certain consolidated investment entities, as part of the sale of AIG Credit Management, LLC with $3.2 billion in liabilities.
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

Corebridge | Third Quarter 2023 Form 10-Q 169

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
OFF-BALANCE-SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As September 30, 2023, there have been no material changes in our off-balance-sheet arrangements and commercial commitments from December 31, 2022, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Commercial Commitments” in the June 2023 Registration Statement.

Corebridge | Third Quarter 2023 Form 10-Q 170

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
There were no material changes to our critical accounting estimates with the exception of the items listed below which were impacted by the adoption of LDTI. For additional information on our critical accounting estimates not impacted by LDTI, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Accounting Policies and Pronouncements—Critical Accounting Estimates” in the June 2023 Registration Statement.
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
For sensitivity analysis which includes the sensitivity of liabilities for guaranteed benefit features to changes in the assumptions for interest rates, equity returns, volatility, and mortality, see “—Valuation of Embedded Derivatives for Fixed Index Annuity and Index Universal Life Products.”
For additional discussion of market risk management related to these product features, see “—Quantitative and Qualitative Disclosures about Market Risk” in the June 2023 Registration Statement.

Corebridge | Third Quarter 2023 Form 10-Q 171

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
For additional information on how we value for MRBs, see Note 15 to the Condensed Consolidated Financial Statements, and for information on fair value measurement of these MRBs, including how we incorporate our own non-performance risk, see Note 5 to the Condensed Consolidated Financial Statements.

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

Corebridge | Third Quarter 2023 Form 10-Q 172

ITEM 2 | Accounting Policies and Pronouncements
The following table summarizes the sensitivity of changes in certain assumptions for MRBs, Liability for future policyholder benefits, net of reinsurance and embedded derivatives related to index-linked interest credited features, measured as the related hypothetical impact for the September 30, 2023 balances and the resulting hypothetical impact on pre-tax income and OCI, before hedging:

September 30, 2023	Market Risk Benefits Related to Guaranteed Benefits	Liability for Future Policyholder Benefits Net of Reinsurance	Embedded Derivatives Related to Index-Linked Interest Credited Features	Pre-Tax Income	OCI
(in millions)
Assumptions:
Equity Return(a)
Effect of an increase by 20%	$1,131	$—	$(883)	$147	$101
Effect of a decrease by 20%	$(1,355)	$—	$743	$(524)	$(88)
Interest Rate(b)
Effect of an increase by 1%	$1,442	$2,015	$462	$1,736	$2,183
Effect of a decrease by 1%	$(1,945)	$(2,470)	$(687)	$(2,420)	$(2,682)
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
For a further discussion on guaranteed benefit product features and the related hedging program, see “—Quantitative and Qualitative Disclosures about Market Risk” included herein and Notes 5, 10, 14 and 15 to the Condensed Consolidated Financial Statements.
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

Corebridge | Third Quarter 2023 Form 10-Q 173

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

Corebridge | Third Quarter 2023 Form 10-Q 174

ITEM 2 | Glossary
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

Corebridge | Third Quarter 2023 Form 10-Q 175

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
“Corebridge FD” means Corebridge Financial Distributors;
“Corebridge Parent” means Corebridge Financial, Inc. (formerly known as SAFG Retirement Services, Inc.), a Delaware corporation;
“CRBG Bermuda” means Corebridge Insurance Company of Bermuda, Ltd. (formerly known as AIG Life of Bermuda, Ltd.), a Bermuda insurance company;
“CRBGLH” means Corebridge Life Holdings, Inc. (formerly known as AIG Life Holdings, Inc.), a Texas corporation;
“Eastgreen” means Eastgreen Inc.;
“Fortitude Re” means Fortitude Reinsurance Company Ltd., a Bermuda insurance company. AIG formed Fortitude Re in 2018 and sold substantially all of its ownership interest in Fortitude Re’s parent company in two transactions in 2018 and 2020 so that we currently own a less than a 3% indirect interest in Fortitude Re. In February 2018, AGL, VALIC and USL entered into modco reinsurance agreements with Fortitude Re and CRBG Bermuda novated its assumption of certain long-duration contracts from an affiliated entity to Fortitude Re. In the modco agreements, the investments supporting the reinsurance agreements, which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AGL, VALIC and USL), thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date;
“Fortitude Re Bermuda” means FGH Parent, L.P., a Bermuda exempted limited partnership and the indirect parent of Fortitude Re;
“Fortitude Re Embedded Derivative” means the embedded derivative contained within the funds withheld payable to Fortitude Re. Because we maintain ownership of the investments supporting our reinsurance agreements with Fortitude Re, we reflect our existing accounting for these assets, which consist primarily of available-for-sale securities, on our balance sheet. We have established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing liabilities for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of this derivative are recognized in Net realized gains (losses) on Fortitude Re funds withheld embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets, primarily available-for-sale securities, associated with these reinsurance agreements;

Corebridge | Third Quarter 2023 Form 10-Q 176

ITEM 2 | Certain Important Terms
“Laya” means Laya Healthcare Limited, an Irish insurance intermediary, and its subsidiary;
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
“USL” means The United States Life Insurance Company in the City of New York, a New York insurance company; and
“VALIC” means The Variable Annuity Life Insurance Company, a Texas insurance company;

Corebridge | Third Quarter 2023 Form 10-Q 177

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
•“S&P” — Standard & Poor’s Financial Services LLC;
•“SEC” — the U.S. Securities and Exchange Commission;
•“SVW” — stable value wrap;
•“URR” — unearned revenue reserve;
•“VIE” — variable interest entity;
•“VIX” — volatility index; and
•“VOBA” — value of business acquired.

Corebridge | Third Quarter 2023 Form 10-Q 178

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
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the first quarter of 2023, Corebridge adopted LDTI, which resulted in a change to our recognition and measurement of long-duration contracts. In connection with the adoption of this standard, Corebridge changed processes, systems and controls related to certain of our long-duration contracts. Many of these controls are similar to those previously maintained under the historical GAAP framework but have been updated to reflect changes necessitated by the adoption of LDTI. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corebridge | Third Quarter 2023 Form 10-Q 179

Part II - Other Information

ITEM 1 | Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 16 to the Condensed Consolidated Financial Statements in this Quarterly Report.

ITEM 1A | Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in “Risk Factors” in the June 2023 Registration Statement.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of Corebridge Parent or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Corebridge Common Stock during the three months ended September 30, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
07/01/23 through 07/31/23	—	$—	—	$800
08/01/23 through 08/31/23	113,636	17.89	113,636	798
09/01/23 through 09/30/23	2,359,084	18.71	2,359,084	754
Total	2,472,720		2,472,720	$754
*Excludes excise tax of $0.5 million due to the Inflation Reduction Act of 2022 for the three months ended September 30, 2023.
During the three months ended September 30, 2023, Corebridge Parent repurchased approximately 2.5 million shares of Corebridge Common Stock, par value $0.01 per share for an aggregate purchase price of $46 million, pursuant to the share repurchase program under which Corebridge Parent may, from time to time, purchase up to $1.0 billion of its common stock but is not obligated to purchase any particular number of shares.
As of September 30, 2023, approximately $754 million remained under the share repurchase program authorization.
Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans, including the share repurchase plan Corebridge Parent adopted on August 28, 2023 (as amended on September 15, 2023) which, unless extended expires on November 3, 2023. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

ITEM 5 | Other Information
Not applicable.

Corebridge | Third Quarter 2023 Form 10-Q 180

Exhibit Index
Exhibit Index

Exhibit Number	Description
10.25*	Amendment Letter dated August 24, 2022 to the 3-Year Delayed Draw Term Loan Agreement dated as of February 25, 2022 among Corebridge Financial, Inc., as borrower, the lenders party thereto and JP Morgan Chase Bank, N.A. as administrative agent.
31.1*	13a-14(a) and Rule 15d-14(a) Certifications.
32.1**	Section 1350 Certifications.
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2023 and 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Corebridge | Third Quarter 2023 Form 10-Q 181

Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)
/s/ ELIAS HABAYEB
Elias Habayeb
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ CHRISTOPHER FILIAGGI
Christopher Filiaggi
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated November 3, 2023

Corebridge | Third Quarter 2023 Form 10-Q 182