Form 10-K
period 2023-12-31
Corebridge Financial, Inc.
filed 2024-02-15
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant, determined using the per share closing price on that date on the New York Stock Exchange of $17.66, was approximately $2.79 billion.
As of February 8, 2024, there were 622,549,838 shares outstanding of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

COREBRIDGE FINANCIAL, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

FORM 10-K

Corebridge | 2023 Form 10-K 1

Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K may include statements, which, to the extent they are not statements of historical or present fact, constitute “forward looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “targets,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include, without limitation, statements regarding our intentions, beliefs, assumptions or current plans and expectations concerning, among other things, financial position and future financial condition; results of operations; expected operating and non-operating relationships; ability to meet debt service obligations and financing plans; product sales; distribution channels; retention of business; investment yields and spreads; investment portfolio and ability to manage asset-liability cash flows; financial goals and targets; prospects; growth strategies or expectations; laws and regulations; customer retention; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; the impact of our separation from AIG; geopolitical events, including the ongoing armed conflicts between Ukraine and Russia and in the Middle East; and the impact of prevailing capital markets and economic conditions.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•changes in interest rates and changes to credit spreads;
•the deterioration of economic conditions, an economic slowdown or recession, changes in market conditions, weakening in capital markets, volatility in equity markets, inflationary pressures, pressures on the commercial real estate market, uncertainty regarding a potential U.S. federal government shutdown, and geopolitical tensions, including the ongoing armed conflicts between Ukraine and Russia and in the Middle East;
•the unpredictability of the amount and timing of insurance liability claims;
•unavailable, uneconomical or inadequate reinsurance or recaptures of reinsured liabilities;
•uncertainty and unpredictability related to our reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”) and its performance of its obligations under these agreements;
•our limited ability to access funds from our subsidiaries;
•our ability to incur indebtedness, our potential inability to refinance all or a portion of our indebtedness or our ability to obtain additional financing on favorable terms or at all;
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
•the impact of risks associated with our arrangement with Blackstone ISG-I Advisors LLC (“Blackstone IM”), BlackRock Financial Management, Inc. (“BlackRock”) or any other asset manager we retain, including their historical performance not being indicative of the future results of our investment portfolio and the exclusivity of certain arrangements with Blackstone IM;
•our inability to maintain the availability of critical technology systems and the confidentiality of our data, including challenges associated with a variety of privacy and information security laws;
•the ineffectiveness of our risk management policies and procedures;
•significant legal, governmental or regulatory proceedings;

Corebridge | 2023 Form 10-K 2

•the intense competition we face in each of our business lines and the technological changes, including the use of artificial intelligence (“AI”), that may present new and intensified challenges to our business;
•catastrophes, including those associated with climate change and pandemics;
•business or asset acquisitions and dispositions that may expose us to certain risks;
•our ability to protect our intellectual property;
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
•our failure to replicate or replace functions, systems and infrastructure provided by AIG (including through shared service contracts) or our loss of benefits from AIG’s global contracts, and AIG’s failure to perform the services provided for in the transition services agreement entered into between us and AIG on September 14, 2022 (the “Transition Services Agreement”);
•the significant influence that AIG has over us and conflicts of interests arising due to such relationship;
•the indemnification obligations we have to AIG;
•potentially higher U.S. federal income taxes due to our inability to file a single U.S. consolidated federal income tax return for five years following our initial public offering (“IPO”) and our separation from AIG causing an “ownership change” for U.S. federal income tax purposes;
•risks associated with the Tax Matters Agreement with AIG and our potential liability for U.S. income taxes of the entire AIG Consolidated Tax Group for all taxable years or portions thereof in which we (or our subsidiaries) were members of such group;
•the risk that anti-takeover provisions could discourage, delay, or prevent our change in control, even if the change in control would be beneficial to our shareholders; and
•challenges related to compliance with applicable laws incident to being a public company, which is expensive and time-consuming.
Other risks, uncertainties and factors, including those discussed in “Risk Factors” could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in “Risk Factors” to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
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
Corporate Information
We encourage investors and others to frequently visit our website (www.corebridgefinancial.com), including our Investor Relations web pages (www.investors.corebridgefinancial.com). We announce significant financial and other information to our investors and the public on the Investor Relations web pages, as well as in U.S. Securities and Exchange Commission (“SEC”) filings, in news releases, public conference calls and webcasts, fact sheets and other documents and media. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we submit to the SEC, and any references to our website are intended to be inactive textual references only.

Corebridge | 2023 Form 10-K 3

ITEM 1 | Business
Part I

Item 1. | Business

Corebridge | 2023 Form 10-K 4

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
Our strong competitive position is supported by:
•our scaled platform and position as a leading life and annuity company across a broad range of products, managing or administering $383.8 billion in client assets as of December 31, 2023;
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
•our strategic partnership with Blackstone Inc. and its subsidiaries (“Blackstone”), which we believe will allow us to further grow both our retail and institutional product lines, and enhance risk-adjusted returns;
•our high-quality liability profile, supported by our strong balance sheet and disciplined approach to risk management, which has limited our exposure to product features and portfolios with less attractive risk-adjusted returns;
•our ability to deliver attractive cash flows and financial returns; and
•our strong and experienced senior management team.
We believe we have an attractive business mix that balances spread-based income, fee income and underwriting margin sources and is diversified across our broad product suite. For the year ended December 31, 2023, our businesses generated spread income of $3.9 billion, fee income of $1.9 billion and underwriting margin of $1.5 billion, resulting in a balanced mix of 53%, 26% and 21%, respectively, among these income sources. We are well-diversified across our operating businesses with our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses representing 60%, 20%, 10% and 10% of associated Adjusted Pre-Tax Operating Income (“APTOI”), respectively, for the year ended December 31, 2023.
Our diversified business model is enabled by our long-standing distribution relationships that are distinguished through both their breadth and depth. We have large distribution platforms in the U.S. life and retirement market, with a wide range of relationships with financial advisors, insurance agents and plan sponsors, as well as our own employee financial advisors and direct-to-consumer platform. Corebridge Financial Distributors, our Retail sales platform, serves as a valuable partner to our third-party distributors, including banks, broker-dealers, general agencies, independent marketing organizations and independent insurance agents.
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

Corebridge | 2023 Form 10-K 5

ITEM 1 | Business

Our Segments
INDIVIDUAL RETIREMENT
Overview
Our three product categories, fixed, fixed index and variable annuities, address a range of savings, investment, and income needs. We offer a variety of optional benefits within these products, including lifetime income guarantees and death benefits and sell our annuity products through our extensive distribution platform. For the year ended December 31, 2023, we recorded $18.2 billion in total individual annuity sales.
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
Disciplined product risk management
Our products and product features are designed with both customer needs and our risk management in mind. We have a disciplined approach designed to manage risk exposure to our balance sheet by managing margins and capital and stress testing results under varied market conditions. As an example, our fixed index annuities are designed purposefully so that we can effectively manage the index crediting risk through our hedging program. Further, our fixed annuity block reflects a history of disciplined rate setting, with minimal exposure to guaranteed crediting rates above 4.0%. Our variable annuity business has pioneered risk-mitigating features such as volatility index (“VIX”)-indexed fees and flexible income choices which offer value for our customers while tailoring to our risk profile. Additionally, our variable annuity block reflects a history of disciplined product design, with limited exposure to legacy variable annuities with living benefits written before 2009, which account for 4.9% of our overall variable annuity portfolio as of December 31, 2023. Our product diversification further mitigates potential adverse outcomes that could impact our portfolio.
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
Fixed index annuities
We offer fixed index annuity products that provide our customers with returns linked to the underlying returns of various market indices. In recent years, we have primarily sold modified single premium contracts that generally allow for multiple premium payments in the first 30 contract days. Virtually all of the policies in force at December 31, 2023 are single premium contracts. Our products can include a range of optional benefits including guaranteed minimum death benefits (“GMDBs”) and guaranteed minimum withdrawal benefits (“GMWBs”). The market risk associated with these guarantees is mitigated as fixed index annuity account values generally do not decrease even when the chosen index has negative performance. In addition, after a contractual holding period, policyholders generally have an option to annuitize their contract and receive annual annuity payments for a stated term or for the life of the annuitant, based upon their annuitization election. Policyholders with a GMWB rider may take annual withdrawals at a stated contractual percentage after a required holding period without the need to elect annuitization.

Corebridge | 2023 Form 10-K 6

ITEM 1 | Business
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
Variable annuities
We offer variable annuities that allow a customer to choose from a selection of investment options. Our variable annuity products generate fee-based income that is typically paid as a percentage of the assets in the investment options selected by the policyholder and held in one of our separate accounts. Policyholders generally bear the risk of the investment performance of assets held in a separate account. These products typically offer, and in some cases in order to limit volatility, require a portion of the account value to be allocated to general account investment options.
Our variable annuity products offer guaranteed benefit features (collectively known as “GMxBs”), including GMDBs and living benefits which provide guaranteed lifetime income, such as GMWBs. We presently offer simple GMDBs, with 88% of our variable annuity GMDB account value as of December 31, 2023 either providing for a return of premium or locking-in a maximum anniversary value, and have limited exposure to legacy GMDB options, including rollups which represented 4% of variable annuity GMDB account value as of December 31, 2023. As of December 31, 2023, 76% of our variable annuity account value has a GMWB and we have a small portion of in-force contracts with guaranteed minimum income benefits (“GMIBs”), although as of 2006 we no longer offer this guaranteed benefit feature and the majority of this exposure has been reinsured. We seek to mitigate the market risk associated with certain guaranteed benefit features through a dynamic hedging program that is designed to reduce the equity market and interest rate risk associated with offering the benefits.
While only one living benefit can be purchased for a variable annuity contract, a contract can include both a GMDB and a living benefit. However, a policyholder can only receive payouts from one guaranteed feature on a contract containing both a GMDB and a living benefit, with the exception of a surviving spouse in spousal continuation status who has a rider to potentially collect both a GMDB upon his or her spouse’s death and a GMWB during the surviving spouse’s lifetime. As of December 31, 2023, 2.1% of our joint annuity contracts with living benefits are in spousal continuation status.
Individual Retirement Spread and Fee Income
Our fixed annuity and fixed index annuity products generate spread-based income on the difference between crediting rates paid and yields earned on assets we invest in our general account. Our variable annuity products generate fee-based income that is typically paid as a percentage of the assets in the investment options selected by the policyholder and held in our separate accounts.
The following table presents Individual Retirement spread and fee income:

	For the years ended December 31,
(in millions)	2023		2022		2021
Net base spread income	$2,638	68.9%	$1,864	57.9%	$1,743	44.3%
Variable investment income, excluding affordable housing	56	1.5%	163	5.1%	711	18.1%
Affordable housing	—	—%	—	—%	145	3.7%
Total spread income(a)	$2,694	70.4%	$2,027	63.0%	$2,599	66.1%
Fee income(b)	1,134	29.6%	1,192	37.0%	1,335	33.9%
Total	$3,828	100.0%	$3,219	100.0%	$3,934	100.0%
(a) Total spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of deferred sales inducements (“DSI”) of $55 million, $55 million and $58 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(b) Fee income is defined as policy fees plus advisory fee and other income.
Distribution
Individual Retirement has a large and diverse distribution platform, allowing the business to reach and serve a wide range of consumers. Individual Retirement’s annuity products are offered through a longstanding, multichannel distribution network of approximately 552 third-party firms including banks, broker-dealers, general agencies, independent marketing organizations and independent insurance agents as of December 31, 2023. At Corebridge Financial Distributors, we have approximately 433 professionals who work with these firms and their associated advisors to market and sell our products.

Corebridge | 2023 Form 10-K 7

ITEM 1 | Business
The following table presents our Individual Retirement premiums and deposits by distribution channel:

	For the years ended December 31,
(in millions)	2023		2022		2021
Broker-dealer(a)	$7,959	43.8%	$5,876	38.9%	$7,137	52.3%
Banks	7,334	40.4%	7,446	49.2%	4,756	34.8%
Independent non-registered marketing organizations/ brokerage general agencies (“BGAs”)(b)	2,878	15.8%	1,798	11.9%	1,764	12.9%
Total	$18,171	100.0%	$15,120	100.0%	$13,657	100.0%
(a) Includes wirehouses, independent and regional broker-dealers.
(b) Includes employee financial advisors.
Our distribution strategy is built around our approximately 433 professionals maintaining long-term relationships with the firms that distribute our products and the individual agents and registered representatives within those firms. Corebridge Financial Distributors’ coordinated wholesaling approach positions us to go to market as “one firm,” thereby better serving our distribution partners and increasing our relevance and perceived value to them. As of December 31, 2023, our top 25 third-party distribution partners have been on our platform for an average of approximately 24 years, with eight of them for 30 years or more. We also develop customized products and specialized strategies for our channels as appropriate, including variations of our fixed annuity products that better align with partner business models and variable annuity products with specialized rider options. These customized products comprised 53.3% of our annuity sales for the year ended December 31, 2023.The strong relationships formed through these collaborations are fundamental to our ability to continue to generate attractive risk-adjusted returns.
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

Corebridge | 2023 Form 10-K 8

ITEM 1 | Business
Target opportunistic and profitable growth
Our strong market positions and distribution relationships allow us to opportunistically target growth in products where market dynamics provide for attractive returns. We identify and pursue growth opportunities based on our assessment of the opportunity to generate both attractive returns and drive volume. We believe the growth in the U.S. retirement market driven by the aging of the population, reduced access to private pensions, inter-generational wealth transfers and improved life expectancy, presents an opportunity to fuel growth in the market for U.S. retirement assets, and in turn demand for our Individual Retirement products. We believe we are well-positioned to capture this growing market opportunity through our robust and balanced product line-up, our distribution platform and our partnership with Blackstone.
Risk Management
Our Individual Retirement risk management philosophy begins with the way we approach new business generation. We seek to prioritize long-term value over sales volume and adapt our product focus and product designs in the face of changing market dynamics. Over time, this approach has resulted in a well-diversified annuity business that generates attractive earnings through a combination of spread and fee-based income and has minimal exposure to unprofitable legacy lines of business. We have several risk management features that are embedded in the majority of our in-force business as described above. Finally, we deploy a sophisticated dynamic hedging program that aggregates risk at the portfolio level to realize efficiencies across our platform and seeks to produce consistently strong results through a variety of economic environments.
Diversified Business
The breadth of our individual annuity offerings allows us to generate earnings that are driven by a well-balanced source of spread and fee-based income. We believe our strong fixed, fixed index and variable annuity products position us to weather economic uncertainty and adapt to competitive pressure better than a concentrated, single-product portfolio.
GROUP RETIREMENT
Overview
Our Group Retirement business is a leading provider of retirement plans and services to employees of tax-exempt and public sector organizations as they plan and save for their financial futures. We provide products and services through our fully integrated product manufacturing and distribution model to employees that are individuals in employer defined contribution plans (“in-plan”), as well as individuals outside of the traditional employer-sponsored plans (“out-of-plan”). Our in-plan products include an open architecture recordkeeping platform and group annuities supported by plan administrative and compliance services. We offer financial planning advice to employees participating in retirement plans through our employee financial advisors. In addition to engaging with participants in-plan, as permitted by employer guidelines, we seek to manage employees’ other assets and retain rollover assets when employees separate from their employer. Our out-of-plan offering includes proprietary and limited non-proprietary annuities, financial planning, and brokerage and advisory services, and continues to be a key contributing factor to our fee-based revenue.
Our target markets include K-12 schools, higher education institutions, healthcare providers, government employers and other tax-exempt institutions, where we serve nearly 21,000 plan sponsors across all 50 states in the 403(b), 457(b), 401(a) and 401(k) markets as of December 31, 2023. We offer customized versions of our in-plan annuities and certain of our Individual Retirement annuity products to our customers for their out-of-plan assets, primarily through the large individual retirement account (“IRA”) market.
Through our broad product and service offerings, we create relationships with both plan sponsors (employers) and plan participants (employees). Our retirement plan solutions are delivered to employers by our business development professionals, in coordination with third-party plan consultants, who deliver customized retirement plan solutions to employers that cater to the specific needs of their employees. Our subsidiary broker-dealer, VALIC Financial Advisors, engages directly with individual employees, ensuring their readiness for retirement through plan guidance, assistance with enrollment, expert advice and comprehensive financial planning that prioritizes holistic financial wellness. Our financial advisors, augmented by digital self-service tools, enable us to reach the full range of employees, making retirement planning accessible to all.
Differentiated employee financial advisors network and long-term customer relationships: Our employee financial advisors allow us to develop strong, long-term relationships with our clients by engaging with them early in their careers and providing education, customized solutions and financial guidance through the entire savings and retirement financial journey. The strength of our customer relationships is evidenced by our large customer base and strong persistency rates; 29% of in-plan individual customers and 45% of out-of-plan individual customers have been customers of our Group Retirement Business for more than 20 years.
Diversified asset base: The strong relationships and retention rates we have developed with our clients have translated into diversified spread-based and fee-based assets across our Group Retirement business. Our advisory and brokerage assets are increasingly becoming a larger portion of our assets under management and administration (“AUMA”) and a source of fee-based revenue.

Corebridge | 2023 Form 10-K 9

ITEM 1 | Business
Products and Services
Our Group Retirement offerings are segmented into in-plan and out-of-plan products and services.
In-plan products and services: We offer a variety of options for employer defined contribution plans, including products, plan administrative and compliance services, retirement education, financial planning and advisory solutions.
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
Out-of-plan products and services: Through our employee financial advisors, we offer a variety of annuity, advisory and brokerage products to help clients meet their retirement savings goals outside of traditional employer sponsored pension plans. Our solutions reach clients primarily through their IRAs, which represent the fastest growing segment of the U.S. retirement asset landscape.
•Annuities: We offer a suite of proprietary annuities for accumulation and guaranteed lifetime income. In addition, we offer a non-proprietary annuity as needed to ensure we have a broad range of solutions available to our clients. Several of the proprietary annuities and living benefits are customized versions of products offered by our Individual Retirement business. Our proprietary annuities include:
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
•Advisory and brokerage products:
•Our investment advisory solution offers fiduciary, fee-based investments with a variety of asset managers and strategists; and
•Our full-service brokerage offering supports a limited non-proprietary variable annuity, securities brokerage accounts, mutual funds and 529 plans.
Group Retirement Spread and Fee Income
Our revenue is generated by a combination of spread and fee income. We generate fee-based income by providing plan administration on our open architecture recordkeeping platform, from our variable annuity separate account and from investment advisory services. We generate spread-based income from fixed annuity, fixed index annuity and variable annuity general account assets. Fee-based income is primarily based on the assets under administration and spread-based income is based on the difference between crediting rates and yields earned on assets we invest in our general account. While the spread and fee income mix remains balanced, we have increased our fee-based income over the last several years. A key contributing factor to our expanding fee-based income exposure has been the growth of our out-of-plan offerings, which are well-positioned to capitalize on the growing consumer demand for advisory services and the strong growth in the IRA market. These products supplement our in-plan offerings and provide strong risk-adjusted returns and attractive cash flow generation.

Corebridge | 2023 Form 10-K 10

ITEM 1 | Business
The following table presents Group Retirement spread and fee income:

	For the years ended December 31,
(in millions)	2023		2022		2021
Net base spread income	$778	50.5%	$749	47.2%	$761	36.5%
Variable investment income, excluding affordable housing	50	3.2%	118	7.4%	424	20.3%
Affordable housing	—	—%	—	—%	84	4.0%
Total spread income(a)	$828	53.7%	$867	54.6%	$1,269	60.8%
Fee income(b)	715	46.3%	720	45.4%	817	39.2%
Total	$1,543	100.0%	$1,587	100.0%	$2,086	100.0%
(a) Total spread income represents base net investment income less interest credited to policyholder accounts balances, exclusive of amortization of DSI assets of $14 million, $14 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(b) Fee income is defined as policy fees plus advisory fee and other income.
Distribution
Since we started our first K-12 retirement plan relationship in 1964, Group Retirement has built a large, well-diversified business with many long-tenured partnerships. Group Retirement is supported by institutional business development professionals that partner with the plan consultant community and maintain relationships with existing plan sponsors. The team is structured to engage effectively across our different employer markets to acquire, retain and meet the different needs of exclusive and multi-vendor relationships.
We offer plan sponsors actionable insights through SponsorFIT, our intuitive plan sponsor portal, helping plan sponsors use data to make well-informed decisions. With real-time data on participant engagement, advisor activity, and investment selection, plan sponsors can spot trends and adjust for improved retirement outcomes. Our relationship management team works closely with plan sponsors to leverage plan data and other key metrics from SponsorFIT to build comprehensive business plans aimed at improving their overall plan health.
As of December 31, 2023, we employed more than 1,000 employee financial advisors, averaging approximately 11 years of tenure with our company. These advisors are able to engage plan participants early in their careers and serve them throughout their entire savings and retirement journey. To meet plan sponsor preferences and client needs, we have a range of financial professionals, including salaried retirement plan consultants, financial advisors and phone-based financial professionals to provide the right level of support. These professionals provide a wide range of services, including enrollment support, details on plan design, financial plans and individual financial wellness programs.
Our clients have access to self-service tools and education on our participant digital service platform specific to our Group Retirement business. In addition, we offer an interactive financial planning tool, Retirement Pathfinder, a do-it-yourself option or the choice to build a financial plan with an advisor. Retirement Pathfinder considers the individual’s entire financial picture and enables real-time decision-making relative to savings levels, investment allocation, retirement date, and personal goals, putting our clients in control of their financial futures. Our advisors seek to meet our clients early on in their careers and advocate for good financial planning habits, drive increased contributions and asset levels and provide support into and through retirement. As of December 31, 2023, approximately 1.6 million of our in-plan participants did not have an out-of-plan product, resulting in a significant pipeline of potential clients for deeper engagement with our employee financial advisors. Over time, we support our clients entering the spending phase of their financial journey by reviewing solutions such as remaining in-plan or other out-of-plan options, with approximately 23% of rollovers out of their retirement plans being retained by our advisors in an out-of-plan IRA in the year ended December 31, 2023.
Group Retirement has been actively investing in technology and contemporary digital solutions to improve the client experience and optimize our platform. These investments have led to broad-based improvements, efficiencies and client satisfaction.
Markets
We see significant growth opportunities in two of the fastest growing segments of the U.S. retirement market. Our core in-plan business targets tax-exempt and public sector institutions spanning K-12 schools, higher education institutions, healthcare providers, government employers and other tax-exempt institutions. Our out-of-plan business targets IRAs, which we believe, is expected to be the largest and fastest-growing segment of U.S. retirement assets. The end consumers in our core in-plan business are primarily mass market and mass affluent, with smaller average account sizes and are younger than our Individual Retirement clients.

Corebridge | 2023 Form 10-K 11

ITEM 1 | Business
Competition
Our Group Retirement segment sells annuities and other brokerage and advisory services and competes for plan sponsor and out-of-plan clients. In the plan sponsor market, Group Retirement competes to provide retirement plan products, primarily to serve tax-exempt and public sector employers, with other insurance companies and asset managers. We have a history of providing competitive products with a high-touch service model to employers; however, pressure on fees and need for high tech solutions can impact new business sales and ability to grow profitably. In the out-of-plan market, Group Retirement competes with other broker-dealers and registered investment advisors in serving individuals’ holistic retirement planning needs. We meet these needs through the financial planning process with a combination of proprietary and limited non-proprietary annuities, brokerage services and investment advisory services offering mutual fund and exchange traded fund (“ETF”) portfolio models.
Strategy
Continue to grow our sophisticated advisory platform
We intend to continue to grow our high-margin, capital-efficient in-plan and out-of-plan advisory platform by providing comprehensive financial planning services through approximately 1,000 employee financial advisors as of December 31, 2023. We believe our employee financial advisors will continue to play an important role in growing the advisory platform by providing full-service investment and retirement planning advice to long-term clients and their families. By continuing to offer third-party mutual funds and expanding the annuity offerings, we expect to capture additional fee-based revenue while providing our clients attractive financial solutions outside of the scope of our own product suite.
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

Corebridge | 2023 Form 10-K 12

ITEM 1 | Business
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
LIFE INSURANCE
Overview
We develop and distribute life insurance products in the U.S. market. We are a key player in the term life insurance (“Term”), index universal life insurance (“IUL”) and smaller face amount whole life insurance (“Whole Life”) markets. We are also expanding our presence in transactional segments of the Whole Life market with new product offerings. Our distribution relationships provide us with access to a broad range of customers from the middle market to high net worth and present us with growth opportunities across our customer base.
To further simplify our business model and to focus on our core businesses with leading market positions in the U.S. Life and Retirement markets, on October 31, 2023 Corebridge completed the sale of its subsidiary, Laya Healthcare Limited (“Laya”), to AXA S.A. Additionally on September 25, 2023, Corebridge announced that it entered into a definitive agreement to sell its subsidiary, AIG Life Limited (“AIG Life”), to Aviva plc.
Versatile and competitive product suite: We offer a competitive and flexible product suite that is designed to meet the needs of our specific customer segments and actively manage new product margins and in-force profitability. We actively participate in chosen product lines that we believe have better growth and margin prospects for our offerings, including Term and IUL, and have reduced our exposure to interest rate sensitive products, including guaranteed universal life insurance (“GUL”) and guaranteed variable universal life insurance (“VUL”), the latter of which we no longer offer. Our dynamic product offerings and design expertise are complemented by our (i) long-term commitment to the U.S. market; (ii) robust distribution capabilities, which enable us to expand our presence in key pockets of growth, such as guaranteed issuance whole life (“GIWL”) and simplified issue whole life (“SIWL”); and (iii) disciplined underwriting profile. We continue to execute our multi-year strategies to enhance returns, including building state-of-the-art digital platforms and underwriting innovations, which are expected to continue to bring process improvements and cost efficiencies.
Products
We are focused on providing financial security for our policyholders and their loved ones when they need it most. Our life insurance and protection products include Term, IUL and Whole Life. Our product suite was historically positioned towards higher net worth customers, but our more recent mix of products has expanded our presence in the middle market with the introduction of GIWL and SIWL products, more emphasis on selected distribution channels and de-emphasis of GUL.
Our traditional life insurance (“Traditional Life”) products include Term and Whole Life. Our universal life insurance (“Universal Life”) products include IUL and GUL.
Traditional Life
Term Life Insurance: Term provides death benefit coverage and level premiums for a specified number of years. A focus area for our business, we offer Term products with coverage durations and coverage tailored to serve our customers’ financial plans. We have a strong reputation as a top Term insurance provider, with key focus ages between 20 and 70 years old.
Whole Life Insurance: Whole Life provides permanent death benefit coverage and a tax-advantaged savings component that accumulates at a fixed rate. We offer a GIWL product focused on the senior final expense market at low face amounts. With the aging U.S. population, we see this as an area that we expect to meaningfully contribute to our growth. We also offer a SIWL product for this market, offering flexibility for this growing senior final expense market. For both GIWL and SIWL products, we target customers between the ages of 50 and 80 years old.
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
Universal Life
Index Universal Life Insurance: IUL provides permanent death benefit coverage and a tax-advantaged savings component that accumulates with performance tied to a chosen index. We provide two main IUL products, Max Accumulator+ and Value+ Protector, to

Corebridge | 2023 Form 10-K 13

ITEM 1 | Business
meet the accumulation and protection needs of our policyholders in a wide range of target ages from younger to middle-aged. These products allow the statutory policyholder to participate in a portion of the performance of an index price movement while also protecting them from negative return risk. Both of our IUL products provide some customers with a fluid-less option up to a $2 million face amount, offering a streamlined customer experience. The Max Accumulator+ product has key focus ages between 30 and 55 years old, while the Value+ Protector product has key focus ages between 45 and 70 years old.
Guaranteed Universal Life Insurance: GUL provides permanent death benefit coverage and a tax-advantaged savings component that accumulates at a crediting rate set by the insurance company. We issue a guaranteed death benefit product that provides low-cost permanent death benefit protection. Beginning in 2019, we began to diversify our sales away from GUL to focus on less interest rate sensitive market segments, resulting in a steep decline in sales. We do not anticipate this product line to be a large contributor to our portfolio over the near term.
Underwriting Margin
Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances. Underwriting margin is also exclusive of the impacts from the annual assumption update.
The following table presents Life Insurance underwriting margin:

	Years Ended December 31,
(in millions)	2023	2022	2021
Underwriting margin	$1,442	$1,561	$1,614
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
Our current distribution channel structure is outlined below:
AIG Direct: Our direct-to-consumer channel employs approximately 120 salaried agents as of December 31, 2023, and sells Term products through a call center model. AIG Direct primarily markets to middle market consumers through a variety of direct channels, including several types of digital channels such as search advertising, display advertising and email as well as direct mail.
Brokerage: A variety of traditional intermediaries market our Term and IUL products to middle market, mass affluent, affluent and some high net worth markets. Our broker intermediaries typically sell through a mix of digital, direct and in-person methods. We have de-emphasized GUL products in the brokerage channel over the last several years.
Partners Group: We partner with independent managing general agents (“MGAs”) who tend to work with a smaller number of carriers to sell our Term and IUL products to middle market, mass affluent and affluent markets. Our independent MGA partners distribute products primarily face-to-face.
Transactional Markets Group: We partner with senior market-focused BGAs and direct marketers to provide GIWL and SIWL products for middle market seniors.
Markets
Our life insurance products are sold to a diverse demographic including high net worth, affluent, mass affluent and middle market consumers. We continue to see significant growth opportunities in the market, with nearly half of American adults not owning any form of life insurance, despite the growing number who recognize the importance of coverage. As a result, we anticipate expansion of life insurance and protection products.

Corebridge | 2023 Form 10-K 14

ITEM 1 | Business
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
Digitization and modernization of purchase and underwriting processes: We seek to streamline and improve the client and agent experience through digital engagement, process digitization and continued implementation of underwriting innovation. We recognize the inconveniences that traditional underwriting processes can present to consumers and endeavor to make the purchase experience easier and more seamless for potential clients while maintaining our focus on risk management and go-forward profitability. We have and will continue to expand our life insurance underwriting data sources to help us augment application information and obtain more precise underwriting data. The traditional and invasive medical exam and fluid analysis can, in certain situations, be replaced and/or confirmed with available data tools that provide automated and historic applicant information. Using this information in our internally built model allows us to expedite and refine underwriting outcomes. We plan to continue to innovate in the underwriting and customer acquisition process, while focusing on fair, transparent and reasonable use of new technologies in the life insurance underwriting process. For a discussion of risks associated with such technological changes, see “Risk Factors—Risks Relating to Business and Operations—We may be unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data.” We utilize our risk management and governance frameworks to support this innovation. See “Risk Management” below for additional information.
Generate strong cash flows through reduction of interest sensitive and capital intensive products: We are continuing to transition our products away from capital-intensive and highly interest sensitive products and towards more focused, protection-oriented products such as GIWL, SIWL, IUL and Term.
Risk Management
Our approach to risk management begins with the selection of liabilities that we choose to generate. Our Life Insurance portfolio provides a balanced source of returns with a focus on segments of the life insurance market with less capital intensity and interest rate sensitivity. We use sophisticated and well-developed underwriting procedures to price the risks we originate and a measured approach to reinsurance to determine the exposures we chose to retain. Our enterprise-wide asset liability management and hedging practices are leveraged to further improve the risk profile of our Life Insurance business.
Diversified Business Mix
Our Life Insurance business is diversified by our multi-channel distribution approach, accessing both direct-to-consumer and third-party channels.
Product Design and Pricing
We aim to provide protection-focused products through our Term, Whole Life and IUL products, which have less capital intensity than other segments of the market, such as Universal Life products with secondary guarantees. We believe this product set provides significant consumer value through financial protection and results in an attractive and well-managed liability portfolio.
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

Corebridge | 2023 Form 10-K 15

ITEM 1 | Business
Our legacy universal life block contains secondary guarantees which become more valuable to the policyholder as interest rates decrease. We have established additional policyholder liabilities (in addition to the base liabilities) to account for future policyholder benefits resulting from these guarantees. We have recently deprioritized the sale of guaranteed universal life and it is expected to continue to account for a small portion of our product portfolio in the future.
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
While expansion of automated decisioning applications and AU is part of our strategy, we are moving forward carefully with control and compliance processes in place to minimize risk and leverage key learnings. Performance monitoring, risk metrics and exposure limits, back-testing and audits are in place. We conduct due diligence on the distributors and other third parties that are involved with our automated decisioning and AU programs to reduce the risks associated with these new technologies and practices, promote quality and profitable business and avoid potential exploitive practices. We continue to engage through industry trade groups with our regulators with the intention of maximizing optimal customer outcomes. In addition, active involvement in industry thought leadership allows us to learn from best practices and obtain new tools for success as well as mitigate any potential reputational and regulatory risks that arise in this new territory.
Reinsurance
We mitigate our exposure to any particular product by proactively managing our retention policy. We utilize our internal retention, auto-bind and facultative reinsurance capabilities to meet the needs of high net worth customers who require larger face amount policies. We generally limit our exposure on any single life to no greater than $3.5 million for Term, no greater than $10 million on any UL issued in 2022 and later, and no greater than $5 million for the majority of UL issued prior to 2022. These reinsurance partners are consulted frequently from product development and pricing to post-issue audits and reviews.
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

Corebridge | 2023 Form 10-K 16

ITEM 1 | Business
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
Our Institutional Markets products are distributed in very specialized markets. Our product portfolio consists of annuities sold through the pension risk transfer (“PRT”) markets and annuities sold in the structured settlements markets, life insurance sold through the corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”) markets and capital market products, including guaranteed investment contracts (“GICs”) and synthetic products such as stable value wrap (“SVW”) contracts. Institutional Markets also offers reinsurance for pension liabilities, mainly from cedants based in the United Kingdom (“UK”).
The breadth of our Institutional Markets offering allows us to be selective in our liability generation and allocate capital towards the areas where we see the greatest risk-adjusted returns. Over time, this approach has resulted in a collection of strong business lines that each contribute to Institutional Markets’ earnings.
Scale and operating leverage: The transaction sizes across our Institutional Markets products are much larger than in our retail businesses, allowing us to generate significant new business volumes by winning only a few new transactions, while maintaining a small and efficient operational footprint. Our products generate earnings primarily through net investment spread, with a smaller portion of fee-based income and underwriting margin.
Positioned to capture growth: Favorable market trends point to continued demand for our institutional products. We believe the shift away from defined benefit plans will continue to fuel a strong pipeline of mid-sized to jumbo (greater than $1 billion in premium) PRT opportunities, in both the U.S. market, with direct to plan sponsors, and the UK market, via reinsurance, as plan sponsors increasingly seek bespoke options to exit or decrease liabilities and the related administration. The growth in retirement assets and an aging U.S. population will continue to drive growth in our SVW product, which allows qualified professional asset managers (“QPAMs”) managing stable value funds primarily for defined contribution plans and BOLI providers to offer participants a stable return option, which is increasingly valuable as consumers near retirement. Our SVW product provides a tailored alternative to money market funds that is countercyclical in nature and provides incremental opportunities during equity and credit market turbulence.
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
Pension Risk Transfer
PRT provides solutions for employers who have decided to exit or defease all or a portion of their pension plan by transferring the accrued benefit liabilities and administrative responsibilities to an insurer. Such transfers can reduce obligations to pay future pension benefits to plan participants, eliminate risks and provide for outside administration. Our PRT products are comparable to income annuities, as we generally receive an upfront premium in exchange for paying guaranteed retirement benefits. These products primarily create earnings through spread income. We are active in both the domestic and international PRT markets. In the domestic market, we offer group annuity contracts to employers for defined benefit pension plan terminations, such as terminal funding, as well as the settlement of partial benefit liabilities. We are cash-balance plan specialists and handle underwriting and administration of unique provisions and deliberately avoid commoditized areas of the all-retiree middle market that are highly competitive, and instead focus on the larger end of the plan termination market. This specialized focus allows us to utilize the scale of our balance sheet, as well as our asset selection and derivative hedging capabilities to win transactions. We offer contracts of various sizes, historically ranging from mid-market sized transactions to transactions with premiums in excess of $1 billion. Transaction types include buy-in and buy-out transactions which may utilize guaranteed separate accounts. These transactions are often purchased by plan sponsors with assets-in-kind. The majority of our PRT transactions involve full plan terminations. PRT liabilities have a longer duration which allows them to be backed with higher yielding assets benefiting from duration and illiquidity premium. In the international market, we provide funded reinsurance solutions to primary writers in the bulk purchase annuities (“BPA”) market where there is an appetite to cede risk due to capital constraints and requirements.

Corebridge | 2023 Form 10-K 17

ITEM 1 | Business
We are also a premier group annuity underwriter and administrator of customized PRT contracts. We believe plan advisors and their clients appreciate our expertise, flexibility and collaborative approach in developing tailored, cost-effective contracts for all sizes and types of defined benefit pension plans, along with unique benefit provisions and special administrative services. We notably created the industry’s first group annuity guide for pension plan terminations and settlements, which contains details on financial quality (criteria defined by the Department of Labor (“DOL”) concerning rules for insurer selection), annuity contract experience and service capabilities, contract installation procedures and data requirements, sample participant correspondence and notification, and a sample group annuity contract.
Guaranteed Investment Contracts
GICs are single premium accumulation products that provide a guaranteed repayment of principal and a fixed or floating interest rate for a predetermined period of time. Our primary product in the GIC space is a Funding Agreement Backed Notes (“FABN”) program. We opportunistically issue FABNs, which are sold to institutional investors through investment banks and other third-party broker-dealers. We also borrow from the Federal Home Loan Bank (“FHLB”) utilizing their funding agreement program. These products generate spread-based income without significant longevity or mortality exposure, which enables us to optimize our asset portfolio and improve our returns given the certainty in liability profile. The profitability of our GIC portfolio is largely dependent on market conditions and asset origination.
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
Defined Contribution and BOLI Stable Value Wraps
SVW contracts are synthetic contracts that provide limited guarantees for stable value fund portfolios or corporate- and bank-owned life insurance (“COLI-BOLI”) separate account portfolios, preserving the principal while providing steady, positive returns for participants or institutions. They are typically issued to QPAMs that manage stable value funds, typically for employee benefit plans and life insurance company separate accounts with respect to certain underlying VUL BOLI investment fund options. These products generate earnings through fee income without significant longevity or mortality exposure. We primarily offer group annuity contracts and are among the leading providers of stable value wrap products to defined contribution employee benefit plans. Our product design does not provide non-zero guarantees, mitigates credit default risk and allows for portfolio immunization at the discretion of the wrap provider.
Corporate Markets
COLI-BOLI comprises universal and variable universal life insurance products that are issued to both non-financial and financial corporate clients to provide financial efficiencies and offset rising costs of programs such as health and welfare benefits, post-retirement benefits and supplemental income to key individuals.
We offer a number of COLI-BOLI products, including money center BOLIs and insurance COLIs. Our BOLI products are sold on a universal life or variable universal life product with exposure to spread and mortality, while our COLI products are sold on a variable universal life product that generates earnings through spread, fee and mortality exposure.
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
Institutional Markets Spread Income, Underwriting Margin and Fee Income
The following table presents Institutional Markets spread income, underwriting margin and fee income:

	For the years ended December 31,
(in millions)	2023		2022		2021
Spread income	$355	72.4%	$285	67.1%	$487	74.9%
Underwriting margin	71	14.5%	77	18.1%	102	15.7%
Fee income	64	13.1%	63	14.8%	61	9.4%
Total	$490	100.0%	$425	100.0%	$650	100.0%

Corebridge | 2023 Form 10-K 18

ITEM 1 | Business
Distribution
Institutional Markets distributes products through the channels described below:
PRT: We source PRT liabilities through our long-standing relationships with insurance and reinsurance brokers and consultants, and through our assumed reinsurance channel from primary insurance partners.
GICs: We have a FABN program, which is a medium term note program under which funding agreements are issued to a special-purpose trust that issues marketable notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. We also borrow from FHLBs by utilizing their funding agreement program and may issue GICs directly to institutional clients or special purpose vehicles.
Structured settlement annuities: We distribute structured settlement products through independent insurance agencies.
Corporate Markets and SVW-BOLI: We distribute COLI-BOLI and SVW-BOLI through specialized brokers representing large money center banks and corporations.
Stable Value Wrap Defined Contribution (“SVW-DC”): We distribute SVW products through QPAMs, trustees of stable value funds and defined contribution plan sponsors.
Markets
Our Institutional Markets business provides sophisticated, bespoke risk management solutions to both financial and non-financial institutions. In PRT, large industry participants compete for a growing pool of assets driven by corporations seeking to transfer longevity and asset risks associated with their pension obligations to insurance companies; in structured settlements, these companies compete to help defendants or insurers of defendants in legal settlements provide long-term streams of payments to plaintiffs; in SVW-DC, QPAMs compete to provide value-added solutions to asset and wealth managers to satisfy growing demand for stable retirement income.
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
Strategy
Expand FABN program to accelerate cash flows: We plan to grow our GIC portfolio by expanding our FABN program through FABN issuances. We will continue to evaluate expanding both capacity and utilization. We believe this strategy will also serve as a strong and attractive funding source as we continue to put Blackstone originated and managed assets to work.
Improve PRT market position through new products and unique capabilities: In PRT, we plan to continue our focus on the larger end of the full plan termination market. This sub-segment of the market allows us to demonstrate our differentiated capabilities around managing market risks, asset-in-kind portfolios and deferred participant longevity. We have developed new product offerings and solutions to participate in buy-in-to-buy-out plan termination solutions. Internationally, we intend to continue to provide reinsurance for UK PRT transactions focused on the larger end of the BPA market, and are evaluating longevity swap products to enhance our deal execution capabilities. We expect to continue to expand our list of cedant insurers and our asset origination capabilities to support UK PRT transactions. We believe that our Blackstone partnership will differentiate our competitive position by providing assets with a duration, liquidity and return profile that are well-suited to the PRT market. Additionally, we will continue to opportunistically enter other international markets that are aligned with our core competencies and expertise when favorable market and regulatory conditions exist.
Grow and maintain strong market presence in the SVW and Bank-Owned Life Insurance markets: We plan to grow the sales of our SVW-DC product by adding new QPAM partners, developing new SVW-DC products as alternative offerings to traditional money market funds, and developing new products in response to regulatory and tax law changes. Additionally, we expect to continue to consolidate our position with respect to our share of the SVW-BOLI market as larger banks look to restructure their current programs. We also intend to opportunistically grow our market share in the new issue, general or separate account COLI-BOLI market as market conditions and tax laws evolve.

Corebridge | 2023 Form 10-K 19

ITEM 1 | Business
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
Diversified Business
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
Reinsurance
All payout annuities (PRT and structured settlements) in Institutional Markets issued prior to 2012 have been reinsured to Fortitude Re. From a counterparty credit perspective, the reinsurance transactions were structured as modified coinsurance with funds withheld, so the assets remain on our balance sheet. In addition, the majority of the mortality risk in the COLI-BOLI segment is either experience rated, or has been reinsured to third-party reinsurers.
CORPORATE AND OTHER
Overview
Our Corporate and Other segment consists primarily of corporate expenses not attributable to our other segments, our institutional asset management business, which includes managing assets for non-consolidated AIG affiliates, the results of our consolidated investment entities and the results of our legacy insurance lines ceded to Fortitude Re.
Fortitude Re
Fortitude Re is a Bermuda reinsurance company which was established in 2018 by AIG to enter into a series of reinsurance transactions related to AIG’s run-off portfolio. In two transactions in 2018 and 2020, AIG sold substantially all of its ownership interest in Fortitude Re’s parent company to Carlyle FRL, an investment fund advised by an affiliate of The Carlyle Group and T&D Investments, Inc., a subsidiary of T&D Holdings, Inc. We currently hold a less than 3% indirect interest in Fortitude Re.
As of December 31, 2023, $26.8 billion of our liabilities representing a mix of run-off life and annuity risks had been ceded to Fortitude Re under these reinsurance transactions. Effective as of January 1, 2022, certain AIG subsidiaries sold to an affiliate of Fortitude Re all of the outstanding capital stock of two servicing companies. The ceding insurers entered into administrative services agreements pursuant to which AIG transferred administration of certain of our ceded business to those companies.
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
The investment assets supporting the reinsurance agreements with Fortitude Re mostly consist of available-for-sale securities. Because these assets continue to be held by us, they continue to be reflected on our balance sheet and in our GAAP results of operations. Meanwhile, Fortitude Re receives or makes quarterly payments that represent the net gain or loss under the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified coinsurance account, which can lead to volatility in our net income.
Similarly, because the investments supporting the reinsurance transaction are held on our balance sheet, changes in the fair value of these assets are included in the embedded derivative of the Fortitude Re funds withheld arrangements and introduce volatility into our balance sheet. While our net income experiences volatility as a result of the Fortitude Re reinsurance arrangements, it is almost entirely offset by changes in other comprehensive income (“OCI”) resulting in minimal impact to our shareholder’s equity.

Corebridge | 2023 Form 10-K 20

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
Currently, we manage a diverse array of corporate, municipal, infrastructure and government bonds, sourced from public and private markets in developed and emerging economies as well as various structured product asset classes including asset-backed securities (“ABS”), collateralized loan obligations (“CLOs”) and mortgage-backed securities (“MBS”). We also originate commercial and residential mortgage loans and middle market commercial loans. In addition, we manage, oversee and originate certain types of equity and alternative investments.
Historically, our investments have largely been managed by affiliated investment managers. We aim to further leverage reputable third-party managers for various asset classes, particularly where we can increase our access to attractive investments or benefit from scale and market-leading capabilities. For example, in November 2021 we entered into a strategic partnership with Blackstone as described below in “Our Strategic Partnership with Blackstone.” In addition, we have entered into investment management agreements with BlackRock, as described below in “Our Investment Management Agreements with BlackRock.”
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
In addition, we are in the process of implementing BlackRock’s “Aladdin,” an investment management technology platform that will provide an end-to-end investment solution spanning trade capture, analytics, back office capabilities and other services which are currently performed across many systems at Corebridge.
We intend to evolve our investments organization, which we expect will create additional efficiencies, to reflect our relationships with key external partners, our expected implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in fees for asset management services that we provide to AIG and third parties.
HIGH QUALITY PORTFOLIO
The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 95% investment grade as of December 31, 2023. The fixed maturity security portfolio of our insurance operating subsidiaries excludes $121 million of securities related to consolidated investment entities that do not represent direct investments of Corebridge’s insurance subsidiaries and $732 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries.
Our investment process includes fundamental analysis coupled with our long term economic and market view anchored by our asset-liability management (“ALM”) objectives and risk appetite. We incorporate both internal and external rating assessments into our process and we stress test the underwritten assets and asset classes under various adverse scenarios.

Corebridge | 2023 Form 10-K 21

ITEM 1 | Business
The following chart depicts the National Association of Insurance Commissioners (“NAIC”) designation of fixed maturity assets held in our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, as of December 31, 2023:
The following chart depicts our portfolio by credit rating of fixed maturity assets held in our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets as of December 31, 2023:
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
Our credit risks are managed by credit professionals (both internally and externally), subject to ERM oversight and various control processes. Their primary role is to ensure appropriate credit risk management in accordance with our credit policies and procedures relative to our credit risk parameters. We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations.
Our underwriting practices for investing in mortgage loans, mortgage-backed securities and structured securities take into consideration the quality of the issuer, the originator, the manager, the servicer, security credit ratings, characteristics of the underlying collateral and the level of credit enhancement in the transaction, as applicable.
In commercial real estate, we seek out opportunities with low leverage and strong sponsorship. Our commercial mortgage loans portfolio is focused on multi-family as its largest property type allocation. Our CMBS portfolio is focused on North America and includes high quality securities, with an average rating of ‘‘AA,’’ 95% of which are designated NAIC 1.

Corebridge | 2023 Form 10-K 22

ITEM 1 | Business
Our RMBS portfolio is a mix of agency and non-agency securities of which 98% are designated NAIC 1. The non-agency RMBS portfolio is a seasoned portfolio, reflecting a borrower mix that has seen and survived previous housing credit stress, and provides a stable return profile across a range of internal stress scenarios. Our smaller residential mortgage loans portfolio continues to be centered on high credit quality jumbo loans underwritten with full documentation, low loan-to-value ratios and high FICO scores.
Our ABS and CLO portfolios are focused on investment grade assets with structural credit enhancement in pools of collateral that are managed by experienced investment managers. Our CLO portfolio consists of 99% investment grade and 93% NAIC 1 assets and the underlying collateral pools predominantly consist of first lien senior secured loans. Our ABS portfolio is focused on private ABS that are secured by high-quality assets with recurring cash flow streams and consists of approximately 99% investment grade and 64% NAIC 1 assets.
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
INVESTMENT STRATEGY
Our investment strategy is to provide net investment income to support liabilities that result in stable distributable earnings and enhance portfolio value, subject to asset-liability management, capital, liquidity, regulatory, legal and rating agency constraints, overall market and economic conditions and our risk appetite. Insurance liabilities are supported by mainly investment grade fixed maturity securities that meet our duration, risk-return, tax, liquidity, credit quality and diversification objectives. We assess fixed maturity asset classes, including credit (public and private), commercial real estate and residential real estate, based on their fundamental underlying risk factors.
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
We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in some circumstances, we may require mitigants, such as third-party guarantees, reinsurance or collateral, including commercial bank-issued letters of credit and trust collateral accounts. We treat these guarantees, reinsurance recoverables, and letters of credit as credit exposure and include them in our risk concentration exposure data. We also monitor the quality of any trust collateral accounts.

Corebridge | 2023 Form 10-K 23

ITEM 1 | Business
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
As of December 31, 2023, Blackstone managed approximately $55.4 billion in book value of assets in our investment portfolio.
OUR INVESTMENT MANAGEMENT AGREEMENTS WITH BLACKROCK
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. Under the investment management agreements with BlackRock, we completed the transfer of the management of liquid fixed income and certain private placement assets to BlackRock in 2022. As of December 31, 2023, BlackRock managed approximately $85.3 billion in book value of assets in our investment portfolio. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management in 2023. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions.
The investment management agreements are not linked to our implementation of BlackRock’s “Aladdin” investment management technology platform.

Human Capital Management
We believe that our employees’ dedication, commitment, and engagement are key to our success and that we foster a constructive and collaborative work environment. Our principal human capital management objectives include attracting, developing and retaining the highest quality talent. As of December 31, 2023, we had over 5,700 employees the majority of whom are based in the United States, with a smaller number of employees in Ireland and the UK.
Historically, as a subsidiary of AIG, we have operated under the AIG umbrella of strategies, policies and programs governing human capital management. The following provides examples of key programs and initiatives we have implemented to attract, develop and retain our diverse workforce.
COMPETITIVE COMPENSATION AND BENEFITS
We continue to align our employees’ compensation with the Company’s overall performance and provide competitive compensation opportunities to attract and retain highly skilled employees for our various business needs. We provide a performance-driven compensation structure that consists of a base salary and short-term and long-term incentive programs. In addition, we offer comprehensive benefits to support our employees’ health and wellness needs, including subsidized health-care plans, life insurance and disability, wellness and mental health benefits, paid time off and parental leave policies, and matching 401(k) contributions.
HEALTH AND SAFETY
We take appropriate measures to provide a safe and healthy work environment and meet our responsibilities regarding health, safety and welfare of employees engaging in Corebridge Financial business activities. Our benefits and wellness programs focus on physical, social and financial wellness of our employees and we provide an Employee Assistance program that provides confidential support, counselling, mental health resources and information to help employees and their dependents through times of stress and anxiety.

Corebridge | 2023 Form 10-K 24

ITEM 1 | Business
TALENT DEVELOPMENT
We believe that professional development is a positive investment in our talent. Our goal is to build the skills of our employees by providing meaningful opportunities to access learning and development that enhances their abilities to perform in their current or future roles. Accordingly, we have established a library of on-demand learning options, combined with immersive learning experiences, that build skills at all levels. We also offer tuition, certification, and training reimbursement programs to encourage employees to enhance their education, skills and knowledge for continued growth. We place significant importance and attention on promoting internal talent and succession planning. We conduct an annual review of our talent development and succession plans for each of our functions and operating segments to identify and develop a talent pipeline for positions at all levels of the organization.
DIVERSITY AND INCLUSION
We have created an inclusive workplace focused on attracting, retaining, and developing diverse talent that fosters a culture of inclusion and belonging for all employees. Our management team leads our Company’s diversity, equity, inclusion and belonging (“DEI”) efforts. Our Diversity Council, is focused on supporting, driving and monitoring DEI initiatives as an integral part of our business strategies. In addition, our talent acquisition team has established strategic partnerships with third-party organizations such as HBCU First, Rock the Street, Wall Street, International Associates of Black Actuaries (“IABA”) and Organization Latino Actuaries (“OLA”) to ensure diverse talent pools for our early and mid-career opportunities. We continue to enhance and expand our strategic partnership with both Texas Southern University and Prairie View A&M University two leading Historically Black Colleges and Universities in the Houston area.
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

Environmental, Social and Governance
Our parent company, AIG, has a strong environmental, social and governance (“ESG”) foundation focused on community resilience, financial security, and sustainable operations. As we become a stand-alone business, we plan to leverage this framework as a starting point, and evolve our approach over time in line with our industry, geographic and business focus.
COMMUNITY RESILIENCE: TAKING ACTION THROUGH PHILANTHROPY AND VOLUNTEERISM
Operating as a responsible corporate citizen is central to our success as a business. We are committed to making a positive difference in the communities where we work, live and serve our customers. We create charitable partnerships designed to extend financial wellness to all, support healthy and resilient communities, and develop a diverse and inclusive workforce.
We partner with local and national organizations to deliver financial education programs to students and adults, with a focus on serving diverse populations. Through our sponsorship with Junior Achievement USA our employees deliver financial literacy and career readiness lessons to under-served K-12 students. We empower young women through leadership, education, advocacy and mentoring with Rock the Street, Wall Street, a financial and investment literacy program designed to bring both gender and racial equity to the financial markets and spark the interest of high school students into careers of finance. We developed FutureU Scholars, a multi-faceted initiative that has reached more than 10,000 students at 59 Houston-area high schools and two Texas universities, delivering financial education, career readiness training, mentoring and scholarships for students.
Our partnerships with HBCU First, Prairie View A&M University and Texas Southern University leverage the skills, expertise, and enthusiasm of our employees to provide career exploration and preparation, along with coaching and mentoring opportunities, to underrepresented college students.
We also offer programs that empower employees to take action in their local communities, including 16 hours of paid Volunteer Time Off. In 2023, employees volunteered more than 14,000 hours and personally donated to causes and initiatives important to them and Corebridge.
As part of our commitment to promoting financial wellness and community resilience more broadly, we also partner with the Foundation for Financial Planning to increase pro bono financial planning for at-risk Americans. Our Legal Pro Bono provides various pro bono services, including legal advice and counsel to low-income clients, helping them take action to help secure their families’ financial futures.

Corebridge | 2023 Form 10-K 25

ITEM 1 | Business
FINANCIAL SECURITY: HELPING MORE PEOPLE TAKE ACTION IN THEIR FINANCIAL LIVES THROUGH POWERFUL PRODUCTS, SOLUTIONS AND PARTNERSHIPS
We proudly partner with financial professionals and institutions to help more people take action in their financial lives. We offer products, resources and information to assist people with their financial planning, including access to professional guidance, financial literacy and education and online tools and resources.
With fewer individuals covered by traditional pension plans, annuities can fill a gap in retirement portfolios by providing a monthly check for as long as a person lives, no matter how the market performs. We are a leading provider of annuity products that offer the opportunity for growth, principal protection and protected income for life. We are also a founding member of the Alliance for Lifetime Income, a non-profit educational organization that educates Americans about the value and importance of having protected lifetime income in retirement.
As a life insurance and annuity provider, we help customers think about “longevity risk” — the possibility that people could deplete their retirement savings as they manage the healthcare, long-term care (“LTC”) and financial planning challenges that come with longer lifespans. In the United States, we offer life insurance products with accelerated death benefits that can be used to cover financial needs during one’s later retirement years.
We will continue to be an industry leader and advocate for insurance products and services that will serve the needs of our customers and partners, and help ensure financial security for all.
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

Intellectual Property
We rely on a combination of copyright, patent, trademark, trade secret and internet domain laws to establish and protect our intellectual property rights. We maintain a portfolio of trademarks that we consider important to the marketing of our products and business, some of which are registered with the U.S. Patent and Trademark Office and in other jurisdictions. These trademarks include product names that appear in this Annual Report on Form 10-K. We also protect aspects of our business as trade secrets, where appropriate. We believe that the value associated with our intellectual property is significant to our business.

Regulation
Overview
Our businesses and operations are subject to regulation and supervision by many different types of regulatory authorities, including insurance, securities, derivatives and investment advisory regulators in the United States and abroad. We expect that the U.S. and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future. Additionally, in the United States, where the majority of our businesses are based, while the federal government does not directly regulate insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance industry and certain of our other operations. See “Risk Factors—Risks Relating to Regulation—Our business is heavily regulated.” Legislators, regulators and self-regulatory organizations may also consider changes to existing laws or regulations impacting our business, such as, for example, changes to reserving and accounting requirements, standard of care for financial professionals, and permitted investments. See “Risk Factors—Risks Relating to Regulation—New domestic or international laws and regulations, or new interpretations of current laws and regulations, may affect our ability to compete effectively.” Further, insurance and other regulatory authorities and law enforcement agencies, attorneys general and other governmental authorities from time to time make inquiries and conduct examinations or investigations regarding our compliance, as well as compliance by other companies in our industry, with applicable laws.

Corebridge | 2023 Form 10-K 26

ITEM 1 | Business
U.S. REGULATION
State Insurance Regulation
Our U.S. insurance subsidiaries are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators in the jurisdictions in which they do business, including the 50 states, the District of Columbia, and U.S. territories. The primary regulator of an insurance company, however, is located in its state of domicile. AGC is domiciled in Missouri and is primarily regulated by the Missouri Department of Commerce and Insurance, each of AGL and VALIC is domiciled in Texas and is primarily regulated by the Texas Department of Insurance, and USL is domiciled in New York and is primarily regulated by the New York State Department of Financial Services (“NYDFS”).
The method of regulation of our insurance subsidiaries varies by jurisdiction but generally has its source in statutes that delegate regulatory and supervisory powers to state insurance officials. Such regulation and supervision relate primarily to the financial condition of the insurers, licensing, corporate conduct, including transactions among affiliates, market conduct activities, investments and operational security and resiliency, including data security and privacy. In general, such regulation is for the protection of policyholders rather than the creditors or equity owners of these companies.
As a holding company with no significant business operations of its own, Corebridge Parent depends on dividends from its subsidiaries to meet its obligations. State insurance statutes typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates, which transactions may be used to upstream funds. For example, the insurance statutes of Missouri and Texas generally permit without regulatory approval the payment of dividends that, together with dividends paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory policyholders’ surplus as of the preceding December 31 and (ii) statutory net gain from operations for the preceding calendar year. Additionally, under the Missouri and Texas insurance statutes, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). New York has similar dividend restrictions, in some cases with more restrictive requirements. Dividends in excess of applicable prescribed limits established by the applicable state regulations, which are based on the prior year’s earnings and surplus of the insurance company, are considered to be extraordinary transactions and require prior approval or non-disapproval from the applicable insurance regulator.
In the United States, the NAIC is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and U.S. territories. Among other things, the NAIC develops and recommends adoption of model insurance laws and regulations. With assistance from the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews and coordinate regulatory oversight. Model laws and regulations promulgated by the NAIC become effective in a state once formally adopted and are subject to modification by each state. NAIC Accreditation Standards place limits on modifications by states to certain model law and regulation adoptions. Certain of such model laws and regulations are noted in more detail below.
The NAIC’s Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation (together, the “Holding Company Models”), versions of which have been enacted by all of the states in which we have domestic insurers, generally require registration and periodic reporting by insurance companies that are licensed in such jurisdictions and are controlled by other entities. They also require periodic disclosure concerning the entity that controls the registered insurer and the other companies in the holding company system and prior approval of intercompany transactions, including transfers of assets. Insurance holding company laws also generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any direct or indirect parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under the laws of each of the domiciliary states of our U.S. insurance subsidiaries, Missouri, New York and Texas, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company, which may consider voting securities held at both the parent company and subsidiaries collectively. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists even in certain circumstances in which a person owns or controls less than 10% of the voting securities of an insurance company.
In December 2020, the NAIC amended the Holding Company Models to incorporate a liquidity stress test (“LST”) requirement for large life insurers based on a set of scope criteria and a Group Capital Calculation (“GCC”). LST is intended to support macroprudential surveillance by the NAIC regulators, including to assess the potential impact on broader financial markets of aggregate asset sales within a liquidity stress scenario. The NAIC encouraged states to implement the GCC provisions by November7, 2022, to satisfy group capital assessment requirements of covered agreements the United States reached with the EU and UK. Further, in December 2023, the NAIC adopted the GCC and LST amendments to the Holding Company Models accreditation standards, effective January 1, 2026. Our domiciliary insurance regulators have adopted the GCC requirements.

Corebridge | 2023 Form 10-K 27

ITEM 1 | Business
The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”) requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments and submit annual ORSA summary reports to the insurance group’s lead U.S.-state regulator. The NAIC has also adopted a Corporate Governance Annual Disclosure Model Act that requires insurers to submit an annual filing regarding their corporate governance structure, policies and practices.
Further, the NAIC has had an increased focus on private equity-owned life insurers following sizeable increases in the number of private equity-owned life insurers, as noted by its Capital Markets Bureau and the Federal Insurance Office in 2021. The NAIC adopted Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (“PE”) Owned Insurers (the “Regulatory Considerations”) in 2022, intended to identify areas where existing disclosures, policies, control and affiliation requirements, and other procedures should be modified, or new ones created, to address any gaps based on the increase in the number of private equity-owned insurers, the role of asset managers in insurance and the potential for control via asset management arrangements, and the increase of private investments in insurers’ portfolios, among other potential gaps. Many of the Regulatory Considerations have been referred to NAIC working groups and task forces, including analysis of the definition and evaluation of control and review of the insurance industry’s reliance on rating agency ratings, while others, such as new reporting on investment schedules relative to investment transactions with related parties and additional disclosures relative to private equity and complex assets, are already effective. As part of these efforts, the NAIC recently exposed a Framework for Regulation of Insurer Investments. Their stated goal is to provide a holistic review of the NAIC groups and initiatives, which are focused on investments, and determine the most effective use of regulatory resources. Changes to model laws and regulations or NAIC handbooks resulting from an analysis for the Regulatory Considerations may impact our insurance company subsidiaries’ affiliate relationships and pursuit of strategic transactions, investment portfolios and financial condition.
Every state has adopted, in substantial part, the Risk-Based Capital (“RBC”) Model Law promulgated by the NAIC that allows states to act upon the results of RBC ratio calculations and provides four incremental levels of regulatory action regarding insurers whose RBC ratio calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The RBC ratio formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula computes a risk-adjusted surplus level by applying discrete factors to various asset, premium, reserve and other financial statement items, or in the case of interest rate and equity return (C-3) market risk, applying stochastic scenario analyses. These factors are developed to be risk-sensitive so that higher RBC requirements are applied to items exposed to greater risk. Further, state insurance regulators have discretion in interpreting their reserving and valuation laws and regulations, which may impact the RBC ratio calculation. Certain such regulators have, from time to time, taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital and reserves as applied to their licensed insurance companies. The RBC ratio of each of our U.S. based insurance companies, determined in accordance with NAIC instructions, exceeded minimum required levels as of December 31, 2023. Additionally, the NAIC has adopted, or is considering, several changes impacting how RBC is calculated, including initiatives aimed at a comprehensive review of RBC investment framework as well as using modeling methodology to determine RBC charges for structured securities, potentially replacing the use of rating agency ratings in certain cases. There are also efforts in progress to implement a new Generator of Economic Scenarios for the RBC C-3 stochastic scenario analyses mentioned above, and the Principle-Based Reserves (“PBR”) mentioned below. We will continue to monitor these developments and evaluate their potential impact to our business, financial condition and legal entities.
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
The NAIC has adopted a proposal to allow some portion of net negative interest maintenance reserve to be an admitted asset, for the first time. The treatment expires in 2026 unless extended and the NAIC is working toward a long-term plan. A limit of 10% of an insurer’s capital and surplus applies, subject to certain adjustments and a minimum RBC ratio of 300% following such adjustments.
The NAIC Valuation Manual contains a principle-based approach to life insurance company reserves. PBR is designed to tailor the reserving process to more closely reflect the risks of specific products, rather than the factor-based approach employed historically. Subsection 20 of the Valuation Manual (“VM-20”) applies to individual life insurance reserves, most notably term insurance and universal life policies with secondary guarantees (“ULSGs”), and Subsection 21 (“VM-21”) applies to variable annuities. The NAIC’s work to update the Valuation Manual and address issues relating to the PBR framework, including VM-20, VM-21, and Subsection 22 of the Valuation Manual related to PBR for non-variable annuities, is ongoing, and we will continue to monitor such developments as they evolve. See also Notes 8 and 21 to the Consolidated Financial Statements for additional information related to these statutory reserving requirements.

Corebridge | 2023 Form 10-K 28

ITEM 1 | Business
In addition to the NAIC’s model laws and regulations, state insurance and consumer protection laws and regulations also include numerous provisions governing the marketplace activities of life and annuity insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices, customer privacy protection, permissible use of data in insurance practices, and complaint handling. The regulatory landscape is developing with respect to the use of external data and artificial intelligence in insurance practices, including underwriting, marketing and claims practices. The NAIC adopted Artificial Intelligence Principles in August 2020, and a number of states have had legislative or regulatory initiatives relating to the use of external data and artificial intelligence in the insurance industry, including Colorado’s algorithmic and external data accountability law. The NAIC has adopted a model bulletin with regulatory guidance on the use of big data and artificial intelligence. We continue to engage through industry trade groups with our regulators with the intention of maximizing optimal customer outcomes.
Insurance regulators have also shown interest in climate change risk and disclosure. In 2022, the NAIC adopted revisions to its Climate Risk Disclosure Survey, which numerous states mandate for insurers with premiums exceeding certain thresholds. The NAIC Climate and Resiliency (EX) Task Force Solvency Workstream is also considering potential enhancements to existing regulatory tools relative to the solvency effects of climate change (e.g., on underwriting and investments) which may be incorporated into the NAIC’s Financial Analysis Handbook, the Financial Condition Examiners Handbook and the ORSA Guidance Manual, and recently adopted the NAIC National Climate Resilience Strategy for Insurance, a forward-looking climate strategy document. In addition, in 2021, the NYDFS issued final Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change, detailing the NYDFS’s expectations related to insurers’ management of the financial risks from climate change and integration into their governance frameworks, risk management frameworks, and business and investment strategies. See “Environmental, Social and Governance Regulation” for further information.
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
Dodd-Frank
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), signed into law in 2010, brought about extensive changes to financial regulation in the United States and established the Financial Stability Oversight Council. Dodd-Frank also established the Federal Insurance Office (“FIO”) to serve as the central insurance authority in the federal government. While not serving a regulatory function, FIO performs certain duties related to the business of insurance, represents the U.S. in international insurance forums, and has authority to collect information on the insurance industry and recommend prudential standards. Certain parts of Dodd-Frank are noted below in more detail.
Title V of Dodd-Frank authorizes the United States to enter into covered agreements with foreign governments or regulatory entities regarding the business of insurance and reinsurance. On September 22, 2017, the United States and the EU entered into such an agreement to address, among other things, reinsurance collateral and group capital requirements, and on December 18, 2018, the United States signed a covered agreement with the UK, which is similar to the agreement with the EU. The NAIC adopted amendments to the credit for reinsurance model law and regulation and adopted GCC to conform to the requirements of the covered agreements. Numerous states, including our domiciliary states, have adopted the GCC requirements in their statutes.

Corebridge | 2023 Form 10-K 29

ITEM 1 | Business
Title VII of Dodd-Frank provides for significantly increased regulation of, and restrictions on, swap and security-based swap markets and transactions. This regulation has affected and, as additional regulations come into effect, could further affect, various activities of insurance and other financial services companies. Relevant regulatory requirements include (i) margin and collateral requirements, (ii) regulatory reporting and (iii) mandated clearing through central counterparties and execution through regulated swap execution facilities for certain swaps (other than security-based swaps, which are not currently subject to mandatory execution or clearing requirements but could be in the future). The Commodities Futures Trading Commission (“CFTC”), which oversees and regulates the U.S. swap, commodities and futures markets, and the SEC, which oversees and regulates the U.S. securities and security-based swap markets, have finalized the majority of the rules to carry out their mandates under Title VII of Dodd-Frank. Increased regulation of, and restrictions on, derivatives markets and transactions, including regulations related to initial margin for swaps and securities-based swaps, could increase the cost of our trading and hedging activities, reduce liquidity and reduce the availability of customized hedging solutions and derivatives.
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
Pursuant to Dodd-Frank, federal banking regulators adopted regulations that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These regulations, which became effective on January 1, 2019, generally require the covered banking institutions and affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain counterparty rights that may arise in connection with the banking institution or affiliate becoming subject to a bankruptcy or similar proceeding or impose such provisions as a matter of law in certain circumstances. Nearly all of our derivatives, securities lending agreements and repurchase agreements with certain banking institutions and certain of their affiliates are subject to these regulations, and as a result, we may be required to delay terminating transactions, realizing collateral posted, or otherwise mitigating exposures under these agreements. We are subject to greater risk and could receive a more limited or delayed recovery in the event of a default by such bank institution or the applicable affiliates.
ERISA
We provide products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or the Internal Revenue Code of 1986, as amended (the “Code”). Plans subject to ERISA include certain pension and profit sharing plans and welfare plans, including health, life and disability plans. As a result, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the DOL, the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
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

Corebridge | 2023 Form 10-K 30

ITEM 1 | Business
DOL Fiduciary Rule
On October 31, 2023, the DOL announced proposed changes to the regulatory criteria for determining whether a person is an “investment advice fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and IRAs. Significant changes were also proposed with respect to existing prohibited transaction exemptions (“PTEs”) relating to such advice, including PTE 84-24 and PTE 2020-02. The DOL’s proposed regulation changes would increase the number of recommendations that would be considered fiduciary, including retirement plan rollover recommendations. The DOL’s proposed revisions to applicable PTEs generally would:
•add certain obligations similar to those currently found in PTE 2020-02 to PTE 84-24, but limit PTE 84-24 so it is available only to independent insurance producers who offer non-securities products of two or more insurers. Under the proposed changes to PTE 84-24, insurers would be required to undertake significant supervisory responsibilities with respect to recommendations and sales of the insurer’s own products; however the insurer would not become a fiduciary solely by performing those supervisory responsibilities; and
•require that all other parties requiring exemptive relief with respect to covered transactions comply with PTE 2020-02, and also make additional substantive changes to the exemption.
The final DOL rule is currently expected in 2024. The provisions of that final rule could have an adverse effect on sales of annuities generally, and particularly through our independent insurance distribution channel.
SEC Best Interest Regulation
In June 2020, the SEC's Regulation Best Interest (“Regulation BI”) went into effect. Regulation BI established new duties of care, compliance, disclosure, and conflict mitigation that broker-dealers and their associated persons must meet when making a recommendation of a securities transaction or investment strategy involving securities to a retail customer. As part of the rulemaking package, Form CRS also went into effect, which requires enhanced disclosures by broker-dealers and investment advisers regarding retail client relationships and certain conflicts of interest. Regulation BI and Form CRS continue to be identified as examination priorities for the SEC and the Financial Industry Regulatory Authority (“FINRA”). We have implemented the requirements of Regulation BI and Form CRS, and continue to monitor interpretative guidance and enforcement activity from federal securities regulators.
State Standard of Care Developments
In 2020, the NAIC adopted revisions to its Suitability in Annuity Transactions Model Regulation (#275) (“NAIC Model”) implementing a best interest standard of care applicable to sales and recommendations of annuities. The new NAIC Model conforms in large part to Regulation BI, providing that all recommendations by agents and insurers must be in the best interest of the consumer under known circumstances at the time an annuity recommendation is made, without placing agents’ or insurers’ financial interests ahead of the consumer’s interest in making a recommendation. A substantial majority of states have adopted amendments to their suitability rules based on the NAIC Model revisions. In addition, certain state insurance and/or securities regulators and legislatures have adopted, or are considering adopting, their own standards of conduct, some of which are broader in scope than the NAIC Model. For example, in 2018, the NYDFS adopted the First Amendment to Insurance Regulation 187 — Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”). As amended, Regulation 187 requires producers to act in their client’s best interest when making both point-of-sale and in-force recommendations and to deliver to the client the written basis for the recommendation, as well as the facts and analysis to support the recommendation. The amended regulation also imposes additional duties on life insurance companies in relation to these transactions, such as requiring insurers to establish and maintain procedures designed to prevent financial exploitation and abuse. Besides New York, other states have also adopted, or are considering adopting, legislative and/or regulatory proposals implementing fiduciary duty standards with applicability to insurance producers, agents, financial advisors, investment advisers, broker-dealers and/or insurance companies. The proposals vary in scope, applicability and timing of implementation. We cannot predict whether any such proposals will be adopted. However, changes in standards of care could impose additional costs in the areas of compliance and employee training and affect how we manage our business and overall costs.
Federal Retirement Legislation
On December 20, 2019, the Setting Every Community Up for Retirement Enhancement (“SECURE”) Act was signed into law. The SECURE Act includes many provisions affecting qualified contracts, some of which became effective upon enactment on January 1, 2020, or later, and some of which were retroactively effective.
In December 2022, Congress enacted comprehensive retirement legislation known as “SECURE 2.0.” SECURE 2.0 included many provisions affecting qualified contracts, many of which became effective in 2023, and additional ones that become effective in 2024 or subsequent years. Some of the SECURE 2.0 provisions that became effective in 2023 include, without limitation: an increase in the age at which required minimum distributions generally must commence, to age 73 from the previous age of 72; elimination of the first day of the month requirement for governmental Section 457(b) plans; and optional treatment of employer contributions as Roth sources. We are implementing new processes and procedures, where needed, designed to comply with the new requirements.

Corebridge | 2023 Form 10-K 31

ITEM 1 | Business
Securities, Investment Adviser, Broker-Dealer and Investment Company Regulations
Our investment products and services are subject to applicable federal and state securities, investment advisory, fiduciary, and other laws and regulations. The principal U.S. regulators of these operations include the SEC, FINRA, CFTC, Municipal Securities Rulemaking Board, state securities commissions, state insurance departments and the DOL.
Our variable life insurance, variable annuity and mutual fund products generally are subject to regulation as “securities” under applicable federal securities laws, except where exempt. Such regulation includes registration of the offerings of these products with the SEC, unless exempt from such registration, and requirements of distribution participants to be registered as broker-dealers, as well as recordkeeping, reporting and other requirements. This regulation also involves the registration of mutual funds and other investment products offered by our businesses, and the separate accounts through which our variable life insurance and variable annuity products are issued, as investment companies under the Investment Company Act, except where exempt. The Investment Company Act imposes requirements relating to compliance, corporate governance, disclosure, recordkeeping, registration and other matters. In addition, the offering of these products may involve filing and other requirements under the securities, corporate, or other laws of the states and other jurisdictions where offered or organized, including the District of Columbia and U.S. territories. Our separate account investment products are also subject to applicable state insurance regulation.
We have several subsidiaries that are registered as broker-dealers under the Exchange Act and are members of FINRA and/or are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the ‘‘Advisers Act’’). Certain of these broker-dealers and investment advisers are involved in our life and annuity product sales, including participating in their distribution and/or serving as an investment adviser to mutual funds that underlie variable products offered by us. Other subsidiaries are registered with the SEC as investment advisers under the Advisers Act and serve as an investment adviser to out-of-plan and in-plan participant customers, act as investment advisers to our insurance subsidiaries and certain non-insurance subsidiaries and also provide investment management and advisory services to unaffiliated institutional clients. In addition to registration requirements, the Exchange Act, the Advisers Act and the regulations thereunder impose various compliance, disclosure, qualification, recordkeeping, reporting and other requirements on these subsidiaries and their operations. State securities laws also impose filing and other requirements on broker-dealers, investment advisers and/or their licensed representatives, except where exempt. The SEC, FINRA and other regulatory bodies also have the authority to examine regulated entities, such as our broker-dealer and investment adviser subsidiaries, and to institute administrative or judicial proceedings that may result in censure, fines, prohibitions or restrictions on activities, or other administrative sanctions.
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
The business of our investment adviser subsidiaries will be impacted by SEC regulatory initiatives with respect to the investment management business. The SEC is engaged in various initiatives and reviews that seek to modernize the regulatory structure governing the investment management industry, including investment advisers registered under the Advisers Act and investment companies registered under the Investment Company Act. The SEC has also adopted comprehensive rules changing the regulation of investment advisers to private funds, and has proposed rules that prohibit investment advisers from outsourcing certain services or functions without meeting minimum requirements, address investment adviser custody of client assets and require investment advisers (and broker-dealers) to neutralize or eliminate conflicts of interests associated with advisers’ use of predictive data analytics in connection with certain investor interactions. In November 2022, the SEC proposed a rule and related amendments that, among other things, change how open-end funds, other than money market funds and ETFs, manage their liquidity risk. The proposed rule requires these funds to use a liquidity management tool called “swing pricing” and to implement a “hard close,” and compelling funds to provide timelier and more detailed public reporting of fund information. If adopted as proposed, the regulatory, compliance, and operational burdens associated with these proposals will be costly and may impede the growth of certain investment adviser subsidiaries, and the hard close and swing pricing proposal in particular raises significant operational challenges for mutual funds and intermediaries that offer fund shares, including our insurance company and recordkeeping subsidiaries.

Corebridge | 2023 Form 10-K 32

ITEM 1 | Business
Environmental, Social and Governance Regulation
Federal and state laws and regulations regarding ESG issues may be applicable to our operations. At the federal level, the SEC has instituted a comprehensive regulatory agenda focusing on ESG issues. The SEC commissioners and staff announced a number of actions, including forming an enforcement task force designed to harmonize the efforts of the SEC’s divisions and offices, proposed comprehensive rulemakings for ESG disclosure for investment advisers and funds registered under the Investment Company Act and climate-specific disclosure for public issuers and addressing stockholder rights and creating accountability in statements and conduct. The SEC’s Division of Examinations issued a risk alert in 2021 highlighting ESG deficiencies, internal control weaknesses and effective practices identified during recent examinations of investment advisers, registered investment companies and private funds. The SEC’s Division of Examinations has continued to focus on ESG-related advisory services and investment products and the ESG has continued to pursue ESG related enforcement actions. The increased regulatory and compliance burdens that we expect would result from the implementation of any of these initiatives could be costly.
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
At the state level, California adopted climate disclosure and financial reporting legislation, the Climate Corporate Data Accountability Act, and the Climate Related Financial Risk Act, in 2023, which will require, beginning in 2026, reporting from large U.S. public and private companies doing business in California on greenhouse gas emissions and biennial climate-related financial risk reports. States continue to adopt laws and regulations governing corporate ESG activity and there is increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders on ESG practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice, workplace conduct and other social and political mandates.
Privacy, Data Protection and Cybersecurity
We are subject to U.S. federal and state laws and regulations that require financial institutions and other businesses to implement and maintain technical, organizational and physical measures designed to protect the confidentiality, availability and integrity of personal information and sensitive non-public information and the information systems used to process this information and conduct important business operations. These laws and regulations impose a broad range of obligations including collecting , disclosing, using, transferring, retaining, deleting, and otherwise processing (collectively, “Processing”) personal information in compliance with certain restrictions; notifying data subjects regarding our personal information Processing practices; and maintaining a security program designed to protect the confidentiality, availability and integrity of personal information, sensitive non-public information and our information systems. Some of these laws and regulations require us to notify affected individuals, regulators and self-regulatory bodies of certain events involving the unauthorized access to, use of or loss of, personal information, sensitive non-public information and information systems.
On November 1, 2023, the NYDFS published an amendment to its Part 500 Cybersecurity Regulation (“NYDFS Cybersecurity Regulation”). The amended NYDFS Cybersecurity Regulation went into effect upon publication and compliance with the amended requirements occurs in phases starting December 1, 2023 and continuing through December 2025 and includes additional certification obligations, enhanced governance requirements, new audit requirements, additional technology and business continuity requirements, enhanced security control and training requirements and new notification obligations. Requirements under the NYDFS Cybersecurity Regulation are similar in certain respects to those under the NAIC Insurance Data Security Model Law (“Model Law”), which requires insurers, insurance producers and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, oversee the data security practices of third-party service providers and other related requirements. Approximately 22 U.S. states have adopted a version of the Model Law as of the end of 2023.
The SEC continues to focus on cybersecurity for a range of regulated entities, including public companies, registered investment companies, broker-dealers, investment advisers and funds and has published periodic guidance on the topic, recommending periodic assessments of information, how it is stored and how vulnerable it is, as well as strategies to prevent, detect and respond to cyber threats, including as it relates to risks faced by the advisers’ third-party service providers. In July 2023, the U.S. Securities and Exchange Commission adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) that enhances the disclosure requirements for registered companies covering cybersecurity risk and management and requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that the

Corebridge | 2023 Form 10-K 33

ITEM 1 | Business
impact of a cybersecurity incident is material. These disclosure requirements under the Cybersecurity Final Rule became effective in December 2023.
On January 1, 2023, the California Privacy Rights Act (“CPRA”), which amends the California Consumer Privacy Act of 2018 (“CCPA”) became effective. The CCPA imposes a number of requirements on businesses that collect the personal information of California consumers, including requirements that provide individuals with certain rights to their personal information and make mandatory disclosures regarding how the businesses use and disclose consumers’ personal information, establishes a private right of action in some cases if consumers’ personal information is subject to a data breach as a result of the business’s violation of the duty to implement and maintain reasonable security practices and creates the California Privacy Protection Agency which is charged with drafting and adopting regulations in furtherance of the CCPA and enforcing the CCPA , as amended by the CPRA. Similar consumer privacy legislation has been enacted in other states and became effective in 2023, such as Virginia, Colorado, Connecticut and Utah.
U.S. federal and state legislatures and government agencies and self-regulatory bodies are expected to continue to consider additional laws, regulations and guidelines relating to privacy and other aspects of customer information and to protecting the ongoing confidentiality, availability and integrity of personal information, sensitive non-public information and information systems. These continued changes in the U.S. privacy and cybersecurity regulatory landscape will require additional compliance investment, including changes to policies, procedures, information systems and operations.
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
Our UK insurance subsidiary, AIG Life, which is currently subject to a definitive agreement signed on September 25, 2023 to sell the company to Aviva, subject to the required regulatory approvals being obtained (see “Our Segments—Life Insurance—Overview”), is subject to dual regulation by the UK Prudential Regulation Authority (the “PRA”) and the UK Financial Conduct Authority (the “FCA”). The PRA oversees the financial health and stability of insurance companies and is responsible for the prudential regulation and day-to-day supervision of insurance companies. The PRA also oversees statutory requirements for UK insurers, including capital adequacy and liquidity requirements and minimum solvency margins, to which AIG Life must adhere. The FCA seeks to protect consumers and is responsible for conduct regulation and oversees financial services products and practices, including those governing insurance companies in the UK.
The Bermuda Monetary Authority (the “BMA”) regulates our insurance subsidiary in Bermuda, Corebridge Insurance Company of Bermuda, Ltd. (“CRBG Bermuda”). The Insurance Act 1978, as amended, (the “Bermuda Insurance Act”) and its related regulations and other applicable Bermuda law, impose a variety of requirements and restrictions including the filing of annual and quarterly statutory financial returns; compliance with minimum enhanced capital requirements; compliance with the BMA’s Insurance Code of Conduct; provisional restrictions on the payment of dividends and distributions; and restrictions on certain changes in control of regulated (re)insurers. The term “insurer” includes “reinsurer” in the Bermuda Insurance Act.
CRBG Bermuda, which is currently licensed to carry on long-term business, is registered as a Class E insurer which is the license class for long-term insurers with total assets of more than $500 million. CRBG Bermuda is not licensed to carry on general business. CRBG Bermuda has received authorization as a reciprocal jurisdiction reinsurer from the state of Texas.
Pursuant to the terms of the Bermuda Insurance Act, as a Class E insurer, CRBG Bermuda will not be permitted to engage in non-insurance business unless that non-insurance business is ancillary to its core business. Non-insurance business means any business other than insurance business and includes carrying on investment business, underwriting debt or securities or otherwise engaging in investment banking and carrying on the business of management, sales or leasing of real property.
A Class E insurer must refrain from declaring or paying any dividends during any financial year if it would cause the company to fail to meet its minimum margin of solvency or enhanced capital requirement. Furthermore, a long‐term insurer may not declare or pay a dividend to any person other than a policyholder unless the value of the assets of its long‐term business fund (as certified by the company’s approved actuary) exceeds the value of the liabilities of its long‐term business and the amount of any such dividend shall not exceed the aggregate of that excess and any other funds properly available for the payment of dividends arising out of the company’s non- long‐term business. In addition to the foregoing restrictions under the Bermuda Insurance Act, as an incorporated Bermuda company, CRBG Bermuda remains subject to the provisions of the Bermuda Companies Act 1981, as amended, which has restrictions on when a company is able to pay dividends and distributions.

Corebridge | 2023 Form 10-K 34

ITEM 1 | Business
On March 9, 2023, the BMA released a Guidance Note entitled “Management of Climate Change Risks for Commercial Insurers,” which focuses on the BMA’s expectations for commercial insurers, such as CRBG Bermuda, regarding their management and reporting of climate change risks.
Derivatives
Regulation of, and restrictions on, derivatives markets and transactions were adopted outside the United States in conjunction with similar regulation promulgated by U.S. regulators. (For U.S. derivatives discussion, see “U.S. Regulation—Dodd-Frank” for further information.) For instance, the EU and UK established a set of regulatory requirements for EU and UK derivatives activities and EU- and UK-regulated entities under the European Market Infrastructure Regulation (“EMIR”) and English law, respectively. These requirements include, among other things, various risk mitigation, risk management, margin posting, regulatory reporting and, for certain categories of derivatives, clearing requirements, that are broadly similar to, but also deviate in certain respects from, U.S. regulations of these activities.
Markets in Financial Instruments Directive II
The Markets in Financial Instruments Directive II (“MiFID II”) and Markets in Financial Instruments Regulation took effect in Europe on January 3, 2018. MiFID II and the related regulations are intended to create transparency in market trading by, for example, imposing trade and transaction reporting and other requirements. Corebridge Institutional Investments (Europe), Limited has implemented and continues to implement new policies, procedures and reporting protocols required to ensure compliance with this legislation and its related rules.
EMIR, which governs derivatives, and MiFID II were adopted by the UK government as part of the Brexit legislative “onshoring” process. The MiFID II requirements were implemented in the UK before the UK’s exit from the EU and then amended to reflect the UK’s exit from the EU. The Markets in Financial Instruments Regulation (“MiFIR”) and EMIR were “onshored” to become part of English law. The UK government has announced intended reforms to the MiFID II rules governing trading venues and equity markets in the UK, onshored versions of MiFID II and MiFIR in the Wholesale Markets Review and minor changes to EMIR. At present, it is anticipated that substantive obligations on Corebridge Institutional Investments (Europe), Limited arising from EMIR and MIFID II are unlikely to change in the UK context in the near future.
Securities, Investment Adviser, Broker-Dealer and Investment Company Regulation
We operate investment-related businesses in, among other jurisdictions, the UK. These businesses may advise on and market investment management products and services, investment funds and separately managed accounts. The regulatory authorities for these businesses include securities, investment advisory, financial conduct and other regulators that typically oversee such issues as: (1) company licensing; (2) the approval of individuals with positions of responsibility; (3) conduct of business to customers, including sales practices; (4) solvency and capital adequacy; (5) fund product approvals and related disclosures; and (6) securities, commodities and related laws, among other items. For example, our regulated asset manager in the UK is subject to the Senior Managers and Certification Regime (“SMCR”), which aims to reduce harm to consumers and strengthen market integrity by making senior individuals more accountable for their conduct and competence. The SMCR is currently being reviewed by HM Treasury, the PRA and the FCA following a joint Discussion Paper published by the PRA and the FCA. We also participate in investment-related joint ventures in jurisdictions outside the United States, primarily in Europe and Asia. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.
FSB and IAIS
The Financial Stability Board (the “FSB”) consists of representatives of national financial authorities of the G20 countries. The FSB is not a regulator but is focused primarily on promoting international financial stability.
The International Association of Insurance Supervisors (“IAIS”) represents insurance regulators and supervisors of more than 200 jurisdictions (including regions and states) in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS is not a regulator, but one of its activities is to develop insurance regulatory standards for use by local authorities across the globe. The IAIS has adopted ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (“IAIGs”). ComFrame sets out qualitative and quantitative standards for group supervision, governance and internal controls, enterprise risk management, and recovery and resolution planning. As part of ComFrame, the IAIS is developing a risk-based global insurance capital standard applicable to IAIGs, with the purpose of creating a common language for supervisory discussions of group solvency of IAIGs. Although AIG has been designated as an IAIG, we are not to date separately designated as an IAIG.
The IAIS has adopted a holistic framework (“Holistic Framework”) for the assessment and mitigation of systemic risk in the insurance sector. The Holistic Framework recognizes that systemic risk can emanate from specific activities and exposures arising from either sector-wide trends or concentrations in individual insurers.

Corebridge | 2023 Form 10-K 35

ITEM 1 | Business
In light of the IAIS adoption of the Holistic Framework, the FSB decided in December 2022 to discontinue the annual identification of Global Systematically Important Insurers in favor of instead applying the Holistic Framework to inform the FSB’s consideration of systemic risk in insurance.
The standards issued by the FSB and/or the IAIS are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt laws and regulations implementing such standards. At this time, as these standards have been adopted only relatively recently and in some cases remain under development, it is not known how the IAIS’s frameworks and/or standards might be implemented in the United States and other jurisdictions around the world or how they might ultimately apply to us.
Privacy, Data Protection and Cybersecurity
Our UK entities, and potentially certain entities not established in the UK, are subject to data protection legislation, including the UK General Data Protection Regulation (“UK GDPR”) (i.e., Regulation (EU) 2016/679) (“EU GDPR”) as it forms part of retained EU law (as defined in the European Union (Withdrawal) Act 2018) and the UK Data Protection Act of 2018. The UK GDPR imposes a range of compliance obligations in relation to the processing of personal information, including the rights of data subjects to, in certain circumstances, request access, correction and deletion of their personal information and not to be subject to a decision based solely on automated processing, robust internal accountability controls and short timelines for data breach notifications.
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
Our entities established within the European Economic Area countries (“EEA”), and certain entities not established in the EEA, are subject to data protection legislation, including the EU GDPR. The EU GDPR imposes a range of compliance obligations in relation to the processing of personal information, including the rights of data subjects to, in certain circumstances, request access, correction and deletion of their personal information and not to be subject to a decision based solely on automated processing, robust internal accountability controls, and shorten timelines for data breach notifications. Sanctions for non-compliance include fines of up to the higher of €20 million or 4% of global worldwide turnover for the most serious infringements. The Data Protection Commissioner in Ireland is an active regulator issuing a number of fines across industries including extensive fines against companies for data protection violations. The European Commission issued new EU SCCs for international data transfers to address the requirements arising out of the decision of the Court of Justice of the European Union in Data Prot. Comm’r, v. Facebook Ireland Ltd. and align with the corresponding guidance from the European Data Protection Board (“EDPB”). All existing SCCs entered into prior to September 27, 2021, were required to be replaced with the new EU SCCs by December 27, 2022. All new agreements executed on or after September 26, 2021 have had to use the new EU SCCs where relevant. The EDPB has issued additional guidance, further clarifying what constitutes international data transfers, and such international data transfers have been subject to increasing scrutiny by data protection supervisory authorities in the EU.
The EEA and the UK have also taken steps to regulate the use of personal data, including external data, and algorithms used for the purpose of AI and automated decision-making. On December 8, 2023, the European Commission, the European Parliament and the European Council reached an agreement on the terms of the European Union Artificial Intelligence Act (“EU AI Act”). It is anticipated that the EU AI Act will be finalized in the first quarter of 2024, with its various provisions coming into force at different points over a two-year period. As currently proposed, the EU AI Act will impose risk-based regulation of AI and, inter alia, (i) prohibit certain AI applications / use cases, (ii) impose potentially significant compliance burdens on designated “high risk” AI, and (iii) introduce specific transparency and labeling requirements for lower risk AI applications / use cases, but which still pose a risk of confusion (e.g., the use of chatbots).
The BMA introduced the Insurance Sector Operational Cyber Risk Management Code of Conduct (“Cyber Code of Conduct”) which became effective on January 1, 2021, and full compliance has been required since December 31, 2021. The Cyber Code of Conduct requires that registrants, such as AIGB, (i) comply with certain new requirements including being able to evidence that there is adequate board visibility and governance of cyber risk, (ii) maintain an operational cyber risk management program, and (iii) establish an asset inventory detailing all information assets.

Corebridge | 2023 Form 10-K 36

ITEM 1 | Business

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

Information About Our Executive Officers
The following table sets forth certain information concerning our executive officers. The respective age of each individual in the table below is as of December 31, 2023.

Name	Age	Position
Kevin Hogan	61	Director, President and Chief Executive Officer
Elias Habayeb	51	Executive Vice President and Chief Financial Officer
John Byrne	53	Executive Vice President of Financial Distributors
Doug Caldwell	54	Executive Vice President and Chief Risk Officer
Elizabeth Cropper	57	Executive Vice President and Chief Human Resources Officer
David Ditillo	48	Executive Vice President and Chief Information Officer
Terri Fiedler	60	Executive Vice President and President of Retirement Services
Tim Heslin	49	Executive Vice President and President of Life Insurance
Lisa Longino	57	Executive Vice President and Chief Investment Officer
Amber Miller	52	Executive Vice President and Chief Auditor
Christine Nixon	59	Executive Vice President and General Counsel
Jonathan Novak	52	Executive Vice President and President of Institutional Markets
Elizabeth Palmer	60	Executive Vice President and Chief Marketing Officer
Bryan Pinsky	48	Executive Vice President and President of Individual Retirement
Christopher Smith	54	Executive Vice President and Chief Operating Officer
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

Corebridge | 2023 Form 10-K 37

ITEM 1 | Business
Elias Habayeb has served as Executive Vice President of Corebridge since October 2021 and Chief Financial Officer of Corebridge since November 2021. Prior to his current role, Mr. Habayeb served in a number of senior financial roles for AIG, most recently as Chief Financial Officer for General Insurance where he oversaw all finance activities supporting the General Insurance business. He also served as AIG’s Deputy Chief Financial Officer and AIG’s Chief Accounting Officer. His previous roles included Chief Financial Officer of International Lease Finance Corporation, a wholly-owned subsidiary of AIG, where he led efforts for its ultimate sale in 2014. Prior to AIG, Mr. Habayeb was a partner at Deloitte & Touche LLP and has more than 25 years of financial services experience in banking and insurance.
John Byrne has served as President of Financial Distributors at Corebridge Financial since October 2023. Prior to his current role, John served as Senior Vice President, National Sales Manager, Annuity Direct Distribution. He has a Chartered Retirement Planning Counselor designation from the College for Financial Planning.
Doug Caldwell has served as Chief Risk Officer of Corebridge Financial since July 2023. Prior to joining Corebridge, Mr. Caldwell held senior risk roles with MetLife, Transamerica, NN Group and ING Insurance. He has worked in actuarial, finance and risk roles in the insurance industry for more than 30 years. Mr. Caldwell is a Fellow of the Society of Actuaries and a Chartered Enterprise Risk Analyst.
Elizabeth Cropper has served as the Head of Human Resources of Corebridge since January 2024. Prior to her current role, Ms. Cropper served in a number of senior human resources roles for AIG, most recently as Global Head of Talent and Inclusion. She also served as Head of HR for General Insurance and Life and Retirement, Head of Human Resources for the Asia-Pacific region and HR Head for the UK businesses. Prior to AIG, Ms. Cropper held senior human resources positions at Banco Santander and Sainsbury’s. She is a fellow and graduate of the Chartered Institute of Personnel and Development.
David Ditillo has served as Chief Information Officer of Corebridge since 2020 and Executive Vice President since February 2022. Prior to joining AIG, Mr. Ditillo served in various technology executive management roles at MetLife, Inc., including Senior Vice President and Chief Information Officer for its U.S. business and Senior Vice President of U.S. Application Development.
Terri Fiedler has served as President, Retirement Services since October 2022. Previously, she was President of AIG Financial Distributors since May 2019. Ms. Fiedler served as Executive Vice President, Strategic Accounts for AIG Financial Distributors, responsible for working closely with the organization’s business teams to fully meet the product and services needs of AIG Life & Retirement’s largest clients from May 2012 through April 2019. Prior to joining AIG, Ms. Fiedler was the Senior Director of National Account Management at Invesco U.S. from September 2007 to May 2012 and, prior to that, spent 12 years at AIM Distributors. She currently serves as a director of Archer Holdco, LLC. and Immediate Past Chair of the Insured Retirement Institute and a Board Director for the Foundation for Financial Planning.
Tim Heslin has served as President of Life Insurance at Corebridge Financial since August 2021. Prior to his current role, Mr. Heslin served in a number of senior roles for AIG, most recently as Chief Life Product, Pricing and Underwriting Officer for AIG Life US. He also served as Head of Risk Selection for AIG's Global Life Business and Head of Life, Health and Disability for Europe, the Middle East and Africa. Mr. Heslin is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.
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

Corebridge | 2023 Form 10-K 38

ITEM 1 | Business
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
Bryan Pinsky has served as President of Individual Retirement at Corebridge Financial since August 2021. Prior to his current role, Mr. Pinksy was Senior Vice President of Individual Retirement Pricing and Product Development and led Individual Retirement Products at AIG. Prior to joining AIG in 2014, he led the Annuity Product team at Prudential, and, before that, held various life insurance and annuity product development positions with Allstate. Mr. Pinksy is a Chartered Financial Analyst and Fellow of the Society of Actuaries.
Christopher Smith has served as Chief Operating Officer of Corebridge Financial since July 2023. Prior to joining Corebridge, Mr. Smith was Head of Group Benefits for Guardian Life, and previously served as Head of Global Operations for MetLife. He has held the Chartered Financial Analyst designation since 2003.

Corebridge | 2023 Form 10-K 39

ITEM 1A | Risk Factors
Item 1A. | Risk Factors

Risk Factors Summary
Our business is subject to a number of risks, including risks that could prevent us from achieving our business objectives or financial goals or that otherwise could adversely affect our business, results of operations, financial condition and liquidity, that you should carefully consider. These risks are discussed more fully in “Risk Factors.” These risks include the following:
•changes in interest rates and changes to credit spreads;
•the deterioration of economic conditions, an economic slowdown or recession, changes in market conditions, weakening in capital markets, volatility in equity markets, inflationary pressures, pressures on the commercial real estate market, uncertainty regarding a potential U.S. federal government shutdown, and geopolitical tensions, including the ongoing armed conflicts between Ukraine and Russia and in the Middle East;
•the unpredictability of the amount and timing of insurance liability claims;
•unavailable, uneconomical or inadequate reinsurance or recaptures of reinsured liabilities;
•uncertainty and unpredictability related to our reinsurance agreements with Fortitude Re and its performance of its obligations under these agreements;
•our limited ability to access funds from our subsidiaries;
•our ability to incur indebtedness, our potential inability to refinance all or a portion of our indebtedness or our ability to obtain additional financing on favorable terms or at all;
•our inability to generate cash to meet our needs due to the illiquidity of some of our investments;
•the inaccuracy of the methodologies, estimations and assumptions underlying our valuation of investments and derivatives;
•a downgrade in our IFS ratings or credit ratings;
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
•the impact of risks associated with our arrangement with Blackstone IM, BlackRock or any other asset manager we retain, including their historical performance not being indicative of the future results of our investment portfolio and the exclusivity of certain arrangements with Blackstone IM;
•our inability to maintain the availability of critical technology systems and the confidentiality of our data, including challenges associated with a variety of privacy and information security laws;
•the ineffectiveness of our risk management policies and procedures;
•significant legal, governmental or regulatory proceedings;
•the intense competition we face in each of our business lines and the technological changes, including the use of AI, that may present new and intensified challenges to our business;
•catastrophes, including those associated with climate change and pandemics;
•business or asset acquisitions and dispositions that may expose us to certain risks;
•our ability to protect our intellectual property;
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

Corebridge | 2023 Form 10-K 40

ITEM 1A | Risk Factors
•our failure to replicate or replace functions, systems and infrastructure provided by AIG (including through shared service contracts) or our loss of benefits from AIG’s global contracts, and AIG’s failure to perform the services provided for in the Transition Services Agreement;
•the significant influence that AIG has over us and conflicts of interests arising due to such relationship;
•the indemnification obligations we have to AIG;
•potentially higher U.S. federal income taxes due to our inability to file a single U.S. consolidated federal income tax return for five years following our IPO and our separation from AIG causing an “ownership change” for U.S. federal income tax purposes;
•risks associated with the Tax Matters Agreement with AIG and our potential liability for U.S. income taxes of the entire AIG Consolidated Tax Group for all taxable years or portions thereof in which we (or our subsidiaries) were members of such group;
•the risk that anti-takeover provisions could discourage, delay, or prevent our change in control, even if the change in control would be beneficial to our shareholders; and
•challenges related to compliance with applicable laws incident to being a public company, which is expensive and time-consuming.

Risk Factors
Investing in Corebridge involves risk. In deciding whether to invest in Corebridge, you should carefully consider the following risk factors. Any of these risk factors could have a significant or material adverse effect on our businesses, results of operations, financial condition or liquidity. They could also cause significant fluctuations and volatility in the trading price of our securities. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect Corebridge. These factors should be considered carefully together with the other information contained in this report, including our financial statements, and the other reports and materials filed by us with the SEC. Further, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination of risks could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity above and beyond a risk’s singular impact. The risk factors described below are not necessarily presented in order of importance. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. See “Cautionary Statement Regarding Forward-Looking Information.”
Risks Relating to Market Conditions
We are exposed to risk from changes in interest rates.
Changes in interest rates have had, and could continue to have a material adverse effect on the value of our investment portfolio. For example, increases in interest rates have impacted our investment portfolio by decreasing the estimated fair values of the fixed income securities that constitute a substantial portion of our investment portfolio. This in turn has increased and could continue to increase the unrealized loss positions in our portfolio and adversely affect our ability to realize associated deferred tax assets, thereby materially and adversely affecting our business, results of operations, financial condition and liquidity.
We are exposed primarily to the following risks arising from, or exacerbated by, fluctuations in interest rates:
•mismatch between the expected duration of our liabilities and our assets;
•impairment to our ability to earn the returns or spreads assumed in the pricing and the reserving for our products;
•changes in certain statutory reserve or capital requirements that are based on formulas or models that consider interest rates or prescribed interest rates, such as cash flow testing reserves;
•changes in the costs of derivatives we use for hedging or increases in the volume of hedging we do;
•loss related to customer withdrawals following a sharp and sustained increase in interest rates;
•loss from reduced fee income, and changes in fair values of Market Risk Benefits (“MRBs”) and embedded derivatives;
•the reinvestment risk associated with more prepayments on mortgage-backed securities and other fixed income securities in decreasing interest rate environments and fewer prepayments in increasing interest rate environments;
•an increase in policy loans, surrenders and withdrawals as interest rates rise;
•volatility in our GAAP results of operations driven by interest rate-related components of liabilities and equity market-related components of optional guaranteed benefits and the cost of associated hedges in low interest rate environments; and
•higher credit losses on our investment portfolio in the event of higher interest rates.

Corebridge | 2023 Form 10-K 41

ITEM 1A | Risk Factors
In periods of rapidly increasing interest rates, or sustained periods of elevated interest rates such as the current interest rate environment, we may not be able to purchase, in a timely manner, the higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate-sensitive products that we offer competitive. Therefore, we may need to accept a lower investment spread and, thus, lower profitability, or face a decline in sales and greater loss of existing contracts and related assets. Policy loans, surrenders and withdrawals also tend to increase as policyholders seek investments with higher perceived returns in higher interest rate environments. These impacts may continue to result in significant cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which could result in realized investment losses by selling assets in an unrealized loss position.
Conversely, sustained low interest rates as we experienced through early 2022 have negatively affected and could in the future negatively affect the performance of our investments and have reduced, and could in the future reduce, the level of investment income earned on our investment portfolios, resulting in net investment spread compression. We may experience lower investment income as well as lower sales of new products and policies when a low or declining U.S. interest rate and credit spread environment persists, and/or interest rates turn or, in certain circumstances, remain negative across various global economies. For example, low interest rate environments have negatively affected, and may in the future negatively affect, sales of interest rate sensitive products in our industry and have negatively impacted, and in the future may negatively impact, the profitability of our existing business as we reinvest cash flows from investments, including cash flows due to calls and prepayments of fixed-rate securities and mortgage loans, at rates below the average yield of our existing portfolios. As a result of such low interest rates, we de-emphasized sales of interest-sensitive products in our Life Insurance segment.
Volatility in credit spreads could have a material adverse effect on the valuation of our fixed income investments, our investment income and reserve calculations.
We are exposed to credit spread risk primarily as a result of market price volatility and investment risk associated with the fluctuation in credit spreads.
The primary source of our exposure to credit spreads is in the value of our fixed income securities. If credit spreads widen significantly, we could be exposed to higher levels of impairments. If credit spreads tighten significantly, it could result in reduced net investment income and in turn, reduced profitability associated with new purchases of fixed maturity securities.
Credit spreads also affect our variable annuity business. Widening credit spreads would reduce the value of certain bonds held within policyholder funds, decreasing the account value of affected annuity contracts and negatively impacting the fee income we earn. Tightening credit spreads would reduce the investment yields available on new asset purchases and the discount rates used in the principle-based statutory reserve calculation, potentially increasing statutory reserve requirements and, in turn, reducing statutory surplus. Although these effects on bond valuation, investment yields and reserve discount rates run in offsetting directions for either credit spread widening or tightening, it is possible for one of them to outweigh the other under certain market conditions.
Any of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Our business is highly dependent on economic and capital market conditions.
Weakness in economic conditions and capital market volatility have in the past led to, and may in the future lead to, among other consequences, a poor operating environment, erosion of consumer and investor confidence, reduced business volumes, deteriorating liquidity of assets, declines in asset valuations, increased levels of credit losses and impairments, and impacts on policyholder behavior that could influence reserve valuations. Further, if our investment managers, including Blackstone IM and BlackRock, or any other asset managers we engage fail to react appropriately to difficult market or economic conditions, our investment portfolio could incur material losses.
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
•increased likelihood of, or increased magnitude of, asset impairments caused by market fluctuations, deterioration in collateral values, or credit deterioration of borrowers; and
•reduced premium and deposits.

Corebridge | 2023 Form 10-K 42

ITEM 1A | Risk Factors
Adverse economic conditions may result from a variety of factors, including domestic and global economic and political developments, including elevated interest rates, plateauing or decreasing economic growth and business activity, recessions, social inflation, inflationary or deflationary pressures in developed economies, including the United States, pressures on the commercial real estate market, recent stress in the banking sector, uncertainty regarding the U.S. government’s debt limit or a potential U.S. government shutdown, civil unrest, geopolitical tensions or military action, such as the ongoing armed conflicts between Ukraine and Russia and in the Middle East, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains. These and other market, economic, regulatory and political factors, including the prolonged effects of elevated inflation and macroeconomic uncertainty could have a material adverse effect on our business, results of operations, financial condition, capital and liquidity in many ways, including:
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
Equity market declines or market volatility have, and could continue to have a material adverse effect on our investment returns, our business, results of operations, financial condition, capital and liquidity. For example, equity market declines or volatility have and could, among other things, decrease the asset value of our annuity, variable life and advisory and brokerage contracts which, in turn, would reduce the amount of revenue we derive from fees, including mortality and expense fees, charged on those account and asset values. While our variable annuity business is sensitive to interest rate and credit spreads, it is also highly sensitive to equity markets, and a sustained weakness or stagnation in equity markets could decrease our revenues and earnings with respect to those products and therefore our liquidity. At the same time, for annuity contracts that include guaranteed living benefits (“GLBs”), equity market declines increase the amount of our potential financial obligations related to such GLBs.
Equity market declines and market volatility can negatively impact the value of and returns on our equity investments, including private equity which could in turn reduce the statutory surplus of certain of our insurance company subsidiaries.
We hedge certain risks associated with equity market declines and volatility. Equity market declines could increase the cost of executing GLB-related hedges beyond what was anticipated in the pricing of the contracts being hedged. This has resulted in an increase in our potential financial obligations related to those contracts, net of any proceeds from our hedging strategies. We may not be able to effectively mitigate the equity market volatility of our portfolio. To the extent that we employ hedging strategies, we may not be able to fully mitigate equity market volatility with such hedges. We may sometimes choose based on economic considerations and other factors not to hedge and not to fully mitigate equity market volatility risks. Similarly, equity market declines have also impacted GMDBs which have also resulted in a decrease in revenues and increase in the amount of our potential financial obligation related to such GMDBs.

Corebridge | 2023 Form 10-K 43

ITEM 1A | Risk Factors
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
In addition, equity market volatility could reduce demand for variable products relative to fixed products. Market volatility could result in changes to the fair value of our MRBs which include GLB and GMDB liabilities, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of hedges, including derivatives.
We are subject to the risk of declining real estate values which can impact the value of real estate equity, mortgage loans, structured securities and other assets.
A portion of our investment portfolio is at risk from falling real estate values including real estate equity, residential and commercial mortgage loans on real estate, structured securities with underlying real estate collateral, and real estate investment trusts. Although we manage credit risk and market valuation risk for our real estate assets through geographic, property type and product type diversification and asset allocation, general economic and business conditions in the real estate sector will influence the performance of these investments including the risk of declining equity values, loss of income, defaults, impairments, or other loss of market value. For example, these portfolios have in the past, and may in the future be, negatively impacted by work from home trends as well as significant changes in housing prices, interest rates and the availability of housing-related credits. These factors, which are beyond our control, could cause a decline in real estate values and have a material adverse effect on our business, results of operations, liquidity or financial condition.
Risks Relating to Insurance Risk and Related Exposures
The amount and timing of insurance liability claims are difficult to predict.
For our business, establishment and ongoing calculations of reserves for future policy benefits and related reinsurance assets, as well as embedded derivatives and MRBs, is a complex process, with significant judgmental inputs, assumptions and modeling techniques, each of which may yield corresponding results that are inaccurate or incorrect. We make assumptions, including regarding mortality, morbidity, discount rates, persistency and policyholder behavior at various points, including at the time of issuance and in subsequent reporting periods. An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these assumptions. The inputs and assumptions used in connection with calculations of reserves for future policy benefits are inherently uncertain. Experience may develop adversely such that additional reserves must be established or the value of MRBs or embedded derivatives may increase. Adverse experience could arise out of a number of factors, including, but not limited to, a severe short-term event, such as a pandemic or changes to policyholder behavior during stressed economic periods, or due to mis-estimation of long-term assumptions such as mortality, interest rates, credit spreads, equity market levels and volatility and persistency assumptions. Certain variables, such as policyholder behavior, are difficult to estimate and can have a significant impact on future policy benefits, MRBs and embedded derivatives. We review and update actuarial assumptions at least annually, typically in the third quarter for reserves, MRBs and embedded derivatives. Additionally, we regularly carry out cash flow testing for statutory reporting. If actual experience or revised future expectations result in projected future losses, we may be required to record additional liabilities through a charge to policyholder benefit expense, Net realized gains or losses, or changes in MRBs in the then-current period, which could negatively affect our business, results of operations, financial condition and liquidity. For a further discussion of our loss reserves for future policy benefits, see Note 14 to the Consolidated Financial Statements.
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

Corebridge | 2023 Form 10-K 44

ITEM 1A | Risk Factors
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
Our subsidiaries also utilize intercompany reinsurance arrangements to provide capital benefits to their affiliated cedants. We have also pursued, and may continue to pursue, reinsurance transactions with external parties and permitted practices to manage the capital impact of statutory reserve requirements under applicable reserving rules. The application of actuarial guidelines involves numerous interpretations. If state insurance departments do not agree with our interpretations or if regulations change with respect to our ability to manage the capital impact of certain statutory reserve requirements, our statutory reserve requirements could increase, or our ability to take reserve credit for reinsurance transactions could be reduced or eliminated. Additionally, if our ratings decline, we could incur higher costs to obtain reinsurance, each of which could adversely affect sales of our products and our financial condition or results of operations.
We are exposed to risk from our agreements with Fortitude Re.
As of December 31, 2023, $26.8 billion of reserves related to business written by us had been ceded to Fortitude Re under reinsurance transactions. These reserve balances are fully collateralized pursuant to the terms of the reinsurance transactions. Our subsidiaries continue to remain primarily liable to policyholders under the business reinsured with Fortitude Re. As a result, if Fortitude Re is unable to successfully operate, or other issues arise that affect its financial condition or ability to satisfy or perform its obligations to our subsidiaries, we could experience a material adverse effect on our results of operations, financial condition and liquidity to the extent the amount of collateral posted in respect of our reinsurance receivable is inadequate. Further, as is customary in similar reinsurance agreements, upon the occurrence of certain termination and recapture triggers, our subsidiaries may elect or may be required, to recapture the business ceded under such reinsurance agreements, which would result in a substantial increase to our insurance liabilities and statutory capital requirements and may require us to raise capital to recapture such ceded business. These termination and recapture triggers include Fortitude Re becoming insolvent or being placed into liquidation, rehabilitation, conservatorship, supervision, receivership, bankruptcy or similar proceedings, certain regulatory ratios falling below certain thresholds, Fortitude Re’s failure to perform under the reinsurance agreements with us or its entry into certain transactions without receiving our consent. While we currently hold a less than 3% interest in, and are entitled to a seat on the board of Fortitude Re Bermuda, the indirect parent of Fortitude Re, our ability to influence Fortitude Re’s operations is limited.
As the reinsurance transactions between us and Fortitude Re are structured as modified coinsurance (“modco”), the manner in which we account for these reinsurance arrangements has led, and will continue to lead, to volatility in our results of operations. In modco arrangements, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., Corebridge insurance company subsidiaries) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as our applicable insurance company subsidiaries maintain ownership of these investments, we will maintain the existing accounting for these assets (e.g., the changes in fair value of available-for-sale securities will be recognized within OCI). Under the modco arrangement, our applicable insurance company subsidiaries have established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements. As a result of changes in the fair value of the embedded derivative, we experience volatility in our GAAP net income.

Corebridge | 2023 Form 10-K 45

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
Corebridge Parent is a holding company for all of our operations, and it is a legal entity separate from our subsidiaries. It depends on dividends, distributions and other payments from our subsidiaries to fund the return of capital to its shareholders, to pay corporate operating expenses, to make interest and principal payments due on outstanding debt and other obligations, to pay taxes and to make other investments. The majority of our assets are held by our regulated subsidiaries. The inability of Corebridge Parent to receive dividends, distributions or other payments from our subsidiaries could have a material adverse effect on our business, results of operations, financial condition and liquidity, and restrict our ability to meet our obligations or return capital to stockholders. It could also restrict our flexibility to meet capital and liquidity needs of our subsidiaries, maintain statutory capital requirements of our insurance company subsidiaries at target levels in times of stress, comply with rating agency requirements, meet unexpected cash flow obligations, satisfy capital maintenance and guarantee agreements and collateralize debt with respect to certain subsidiaries.
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
Specific to our insurance company subsidiaries, the ability to pay dividends, distributions or make other payments to Corebridge Parent depends on their ability to meet applicable regulatory standards and receive regulatory approvals, which are based in part on an insurance company subsidiary’s statutory income, capital and surplus and unassigned funds for the prior year. Changes in, or reinterpretations of, these regulatory standards could constrain the ability of our subsidiaries to pay dividends, distributions or make other payments in sufficient amounts and at times necessary to meet our obligations. Further, our subsidiaries have no obligation to pay amounts due on Corebridge Parent’s obligations or to make funds available to Corebridge Parent for such payments.
Our decision to pursue strategic changes or transactions in our business and operations may also subject our subsidiaries’ dividend plans to heightened regulatory scrutiny and could make obtaining regulatory approvals for extraordinary distributions by our subsidiaries, if any are sought, more difficult.

Corebridge | 2023 Form 10-K 46

ITEM 1A | Risk Factors
If our liquidity is insufficient to meet our needs, we may draw on our credit facilities or seek third-party financing, including through the capital markets, or other sources of liquidity, which may not be available or could be prohibitively expensive. The availability and cost of any additional financing at any given time depends on a variety of factors, including general market conditions, the volume of trading activities, the overall availability of credit, regulatory actions, our credit ratings and our credit capacity. It is also possible that, as a result of such recourse to external financing, customers, lenders or investors could develop a negative perception of our short- or long-term financial prospects. Disruptions, volatility and uncertainty in the financial markets, and downgrades in our financial strength or credit ratings, may limit or prevent our ability to access external capital markets or other financing sources on favorable terms. If we are unable to satisfy the capital or liquidity needs of a subsidiary, the credit rating agencies could downgrade our subsidiary’s financial strength ratings or the subsidiary could become insolvent or, in certain cases, could be seized by its regulator.
We have incurred and may incur additional indebtedness.
We currently rely on, and may in the future rely on, the incurrence of indebtedness as a source of liquidity. In addition, despite our current indebtedness levels, we may incur substantially more indebtedness. As we are no longer able to rely on AIG’s earnings, assets or cash flows, we are responsible for servicing our own indebtedness.
Our ability to make payments on and to refinance our existing or future indebtedness will depend on our ability to generate cash in the future from operations, financing or asset sales.
If we are unable to satisfy our obligations with respect to our borrowings, comply with the covenants with respect to such borrowings or fulfill the conditions applicable to such borrowings, or the lenders fail to fund their lending commitments (whether due to insolvency, illiquidity or other reasons), our business, financial condition, results of operations, liquidity and our ability to meet our obligations or return capital to our stockholders could be adversely impacted. We may also be subject to increased regulatory supervision, and ultimately, receivership or similar proceedings, and we could be forced to take unfavorable actions, including business and legal entity restructuring, limited new business investment, asset sales or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness.
If we seek to refinance our indebtedness, we may be unable to do so on terms acceptable to us or at all. Market disruptions, as well as our indebtedness level, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to meet our short and long-term obligations could be adversely affected, which would have a material adverse effect on our business, financial condition, results of operations and liquidity and restrict our ability to meet our obligations or return capital to our stockholders.
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
For example, we have made investments in certain securities that are generally considered less liquid, including certain fixed income and structured securities, privately placed securities, investments in private equity and hedge funds, mortgage loans, finance receivables and real estate. The reported values of our relatively less liquid types of investments do not necessarily reflect the values achievable in a stressed market environment for those investments. If we are forced to sell certain of our more illiquid assets on short notice, we could be unable to sell them for the prices at which we have recorded them or at all, and we could be forced to sell them at significantly lower prices, which could cause a material adverse effect on our business, results of operations, financial condition and liquidity and restrict our ability to meet our obligations or return capital to our stockholders. Additionally, adverse changes in the valuation of real estate and real estate-linked assets, volatility or deterioration of capital markets and widening credit spreads have in the past, and may in the future, materially adversely affect the liquidity and the value of our investment portfolios, including our residential and commercial mortgage-related securities portfolios.
In the event additional liquidity is required by one or more of our subsidiaries, it may be difficult for us to generate additional liquidity by selling, pledging or otherwise monetizing these or other of our investments at reasonable prices and time frames.

Corebridge | 2023 Form 10-K 47

ITEM 1A | Risk Factors
Our valuation of investments and derivatives involves the application of methodologies and assumptions to derive estimates that may differ from actual experience.
It has been and may continue to be difficult to value certain of our investments or derivatives that are not actively traded. There also may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the financial environment or market conditions in effect at that time. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment, as well as valuation methods that are more complex. These values may not be realized in a market transaction, may not reflect the value of the asset and may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value and/or an inability to realize that value in a market transaction or other disposition may have a material adverse effect on our business, results of operations, financial condition and liquidity or lead to volatility in our profitability.
The IFS ratings of our insurance companies or our credit ratings could be downgraded.
Downgrades of the IFS ratings of our insurance company subsidiaries, including related to changes in rating agency methodologies, could prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, make it more difficult for them to enter into new reinsurance contracts or obtain it on reasonable terms, or result in increased policy cancellations, lapses and surrenders, termination of, or increased collateral posting obligations under, assumed reinsurance contracts, or return of premiums. A downgrade in our credit ratings could result in a downgrade of the IFS ratings of our insurance or reinsurance company subsidiaries. Similarly, a downgrade of the IFS ratings of our insurance and reinsurance company subsidiaries could result in a downgrade in our credit ratings.
In addition, a downgrade of our long-term debt ratings by one or more of the major rating agencies, including related to changes in rating agency methodologies, could increase our financing costs and collateral requirements and limit the availability of financing, making it more difficult to refinance maturing debt obligations, and support business and investment strategies. Specifically, a downgrade of our or CRBGLH’s long-term debt ratings below specified levels may require us and CRBGLH to collateralize the principal amount outstanding under the CRBGLH notes and our junior subordinated debt at any given time, any related accrued and unpaid interest, and the net present value of future interest payments with respect to such debt. Such collateralization could materially and adversely affect our business, results of operations, financial condition and liquidity.
A downgrade could also impede our ability to maintain or improve the IFS ratings of our insurance company subsidiaries. Additionally, a downgrade in our insurance company subsidiaries’ IFS ratings or our credit ratings could cause counterparties to limit or reduce their exposure to us and thus reduce our ability to manage our market risk exposures effectively during times of market stress. Such a downgrade could materially and adversely affect our business, results of operations, financial condition and liquidity.
For information on our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Credit Ratings.”
We are exposed to risks from our participation in repurchase programs and securities lending programs.
We participate in a repurchase and reverse repurchase program for our investment portfolios whereby we sell, or purchase, fixed income securities to or from third-party repurchase counterparties, primarily major brokerage firms and commercial banks, with a concurrent agreement to repurchase or sell substantially similar securities at a predetermined price and future date. During the term of the repurchase agreements, cash collateral, received and returned on a daily basis, is required to be maintained at a level that is sufficient to fund substantially all of the cost of purchasing replacement securities. In some cases, the fair value of the securities could be below the agreed repurchase price and we must provide additional cash collateral. Additionally, we invest the cash collateral we receive from the repurchase program in certain long-dated corporate bonds. If we are required to return cash collateral under the repurchase program earlier than expected, we may need to sell those bonds at a price lower than anticipated and may have less cash available. Further, we may be unable to roll over each arrangement under the repurchase program if the relevant counterparty refuses such rollover.
We may also participate in securities lending programs whereby securities are loaned to third-party borrowers. We generally obtain cash collateral in an amount based upon the estimated fair value of the loaned securities. A return of loaned securities by a borrower requires us to return the cash collateral associated with such loaned securities. In some cases, the fair value of the loaned securities could be below the amount of cash collateral we received, and we must return some cash collateral. Additionally, we use the cash collateral we receive in cash management, contingent liquidity and hedging programs. In some cases, if our securities lending arrangements are terminated earlier than their maturity date, we may be required to return cash collateral earlier than anticipated, resulting in less cash available for such purposes.

Corebridge | 2023 Form 10-K 48

ITEM 1A | Risk Factors
Under both securities lending and repurchase programs, defaults by third-party repurchase counterparties could result in the applicable counterparty failing to post cash collateral to us or complying with their other obligations under the relevant agreements. Also, market conditions on the maturity date could limit our ability to enter into new agreements. Our inability to enter into new securities lending or repurchase agreements would require us to return the cash collateral proceeds associated with such transactions on the maturity date.
If we are required to return significant amounts of cash collateral and are forced to sell securities to meet the return obligation, we could have difficulty selling securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both.
The repurchase and securities lending programs we manage are subject to technical and fundamental market risks which can broadly impact the financial markets. Under adverse capital market and economic conditions, liquidity could broadly deteriorate, which would further restrict our ability to sell securities and require us to provide additional collateral and sell securities for less than the price at which we recorded them, and third-party repurchase counterparties could fail to post cash collateral to us or default on their other obligations, which, in each case, could cause a material adverse effect on our business, results of operations, financial condition and liquidity.
We are exposed to counterparty credit risk.
We are exposed to credit risk arising from exposures to various counterparties related to investments, derivatives, premiums receivable and reinsurance recoverables. These counterparties include, but are not limited to, issuers of fixed income and equity securities we hold, borrowers of loans we hold, customers, plan sponsors, trading counterparties, counterparties under swaps and other derivative instruments, reinsurers, clearing agents, exchanges, clearing houses, custodians, brokers and dealers, commercial banks, investment banks, intra-group counterparties with respect to derivatives and other third parties, financial intermediaries and institutions and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, receivership, financial distress, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons.
In addition, for exchange-traded derivatives, such as futures, options as well as “cleared” over-the-counter derivatives, we are generally exposed to the credit risk of the relevant central counterparty clearing house and futures commission merchants through which we clear derivatives. For uncleared over-the-counter derivatives, we are also generally exposed to the credit risk of the third-party custodians at which margin collateral that we post, or is posted to us by our counterparties, is held as a result of regulatory or contractual requirements. With respect to transactions in which we acquire a security interest in collateral owned by the borrower, our credit risk could be exacerbated when the collateral cannot be realized or if we cannot offset our exposures through derivative transactions, reinsurance and underwriting arrangements, unsecured money market and prime funds and equity investments. Additionally, if the underlying assets supporting the structured securities we invest in are expected to default or actually default on their payment obligations, our securities may incur losses.
We assume pension obligations from plan sponsors, including obligations in respect of current employees of the plan sponsor. If the plan sponsor experiences financial distress that results in bankruptcy or significant terminations or otherwise experiences substantial turnover of employees active under the plan, its employees may be entitled to rights under the pension plan, such as lump-sum payments. To the extent that a plan sponsor experiences a significant turnover event, we may not achieve the targeted return expected at the time the PRT transaction was priced. Further, when we invest on a short-term basis, the cash collateral pledged to us by our derivative instruments counterparties in unsecured money markets, prime funds and bank demand deposit accounts, we are exposed to the credit risk of financial institutions where we invest funds received as collateral. Any resulting loss or impairments to the carrying value of these assets or defaults by these counterparties on their obligations to us could have a material adverse effect on our business, results of operations, financial condition and liquidity. See “Business—Regulation—U.S. Regulation—Dodd-Frank” for further discussion.
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

Corebridge | 2023 Form 10-K 49

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
Certain of our annuity and life insurance products include features that guarantee a certain level of benefits, including GMDB, guaranteed living benefits, including GMIB, and products with guaranteed interest crediting rates, including crediting rate guarantees tied to the performance of various market indices. Many of these features are accounted for at fair value as either MRBs or embedded derivatives under GAAP, and they have significant exposure to capital markets and insurance risks. An increase in valuation of liabilities associated with the guaranteed features results in a decrease in our profitability and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as our financial strength ratings.
We employ a capital markets hedging strategy to partially offset the economic impacts of movements in equity, interest rate and credit markets; however, our hedging strategy may not effectively offset movements in our GAAP equity or our statutory surplus and capital requirements and may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or actual levels of mortality/longevity as compared to assumptions in pricing and reserving, combined with adverse market events, could produce losses not addressed by the risk management techniques employed. These factors, individually or collectively, may have a material adverse effect on our business, results of operations, financial condition and liquidity including our ability to receive dividends from our operating companies.
Changes in interest rates result in changes to the fair value liability. All else being equal, higher interest rates generally decrease the fair value of our liabilities, which increases our earnings, while low interest rates generally increase the fair value of our liabilities, which decreases our earnings. A prolonged low interest rate environment or a prolonged period of widening credit spreads may also subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance company subsidiaries are required to hold for our liabilities, lowering their statutory surplus, which would adversely affect their ability to pay dividends. In addition, it may also increase the perceived value of our benefits to our policyholders, which in turn may lead to a higher than expected benefit utilization and lower than expected surrender rates of those products over time as compared to pricing assumptions.
Differences between the change in fair value of the GAAP MRBs and embedded derivatives, as well as associated statutory and tax liabilities, and the value of the related hedging portfolio may occur and can be caused by movements in the level of equity, interest rate and credit markets, market volatility, policyholder behavior, and mortality/longevity rates that differ from our assumptions and our inability to purchase hedging instruments at prices consistent with the desired risk and return trade-off. In addition, we may sometimes choose not to hedge or fully mitigate these risks, based on economic considerations and other factors. The occurrence of one or more of these events has in the past resulted in, and could in the future result in, an increase in the fair value of liabilities associated with the guaranteed benefits without an offsetting increase in the value of our hedges, or a decline in the value of our hedges without an offsetting decline in our liabilities, thus reducing our results of operations and shareholders’ equity.

Corebridge | 2023 Form 10-K 50

ITEM 1A | Risk Factors
We are exposed to risks from our use of derivative instruments to hedge market risks associated with our liabilities.
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
Derivative instruments primarily composed of futures, swaps and options on equity indices and interest rates are an essential part of our hedging strategy and are selected to provide a measure of economic protection. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce rollover risk during periods of market disruption or higher volatility. As of December 31, 2023, notional amounts on our derivative instruments totaled $243 billion. We manage the potential credit exposure for derivative instruments through utilization of financial exchanges, ongoing evaluation of the creditworthiness of counterparties, the use of International Swap and Derivative Association, Inc. (“ISDA”) and collateral agreements, and other master netting agreements.
In connection with our hedging program, we may decide to seek the approval of applicable regulatory authorities to permit us to increase our limits with respect to derivatives transactions used for hedging purposes consistent with those contemplated by the program. No assurance can be given that any of our requested approvals will be obtained and whether, if obtained, any such approvals will not be subject to qualifications, limitations or conditions. If our capital is depleted in the event of persistent market downturns, we may need to replenish it by holding additional capital, which we may have allocated for other uses, or purchase additional hedging protection through the use of derivatives with strike levels at then-current market levels, which may result in additional costs. Under our hedging strategy, period-to-period changes in the valuation of our hedges relative to the guaranteed liabilities may result in significant volatility to certain of our profitability measures, which in certain circumstances could be more significant than has been the case historically.
In addition, hedging instruments we enter into may not effectively offset changes in economic values of the guarantees within certain of our annuity products or may otherwise be insufficient in relation to our obligations. For example, in the event that derivatives counterparties or central clearinghouses are unable or unwilling to honor their obligations, we remain liable for the guaranteed liability benefits. See “Risks Relating to Our Investment Portfolio, Liquidity, Capital and Credit—We are exposed to counterparty credit risk.”
The cost of our hedging program may be greater than anticipated if adverse market conditions were to limit the availability and increase the costs of the derivatives we intend to employ, and such costs may not be recovered in the pricing of the underlying products we offer. Our transactions with financial and other institutions generally specify the circumstances under which either party is required to pledge collateral related to any change in the market value of the derivative instruments. The amount of collateral, or a total of initial and variation margins, we are required to post under these agreements could increase under certain circumstances, which could materially and adversely affect our business, results of operations, financial condition and liquidity.
The above factors, individually or in the aggregate, may have a material adverse effect on our financial condition, results of operations and our profitability measures and may impact our capitalization, our distributable earnings, our ability to receive dividends from our operating companies and our liquidity. These impacts could then in turn impact our RBC ratios and our financial strength ratings.
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

Corebridge | 2023 Form 10-K 51

ITEM 1A | Risk Factors
Key distribution partners could merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. For example, in the year ended December 31, 2023, our top 10 distribution partners in our Individual Retirement business represented 69% of our sales, and our largest distribution partner represented 18% of our sales. An increase in bank, wirehouse and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market our Individual Retirement annuity products through these channels.
Also, if we are unsuccessful in attracting, retaining and training key distribution partners, or are unable to maintain our distribution relationships, our sales could decline, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, substantially all of our distributors are permitted to sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates to the distribution partners than we do, these distribution partners could concentrate their efforts on selling our competitors’ products instead of ours.
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
We may experience difficulty in sales and asset retention with respect to our Retirement Services business.
Plan sponsors, our customers in our Retirement Services segment, have in the past, and may in the future, elect to renegotiate the terms of existing relationships on terms that are not attractive or acceptable to us, limit the products or services they offer to their plan participants, including the types of products and advisory services offered by us, or otherwise reduce or terminate their relationships with us. This could arise as a result of the consolidation of plan sponsors (particularly in the healthcare industry), changes in law and regulations with respect to the investments that may be offered under certain plans, such as collective investment trusts, the redirection of assets to other providers who may provide more favorable terms or products, the provision of operational support by other providers which may be viewed as more optimal for the plan or changes in our business model. The renegotiation or termination of plans that contribute significantly to our profitability could have a meaningful impact on our overall profitability. In the case of employer-sponsored plans, the impact of renegotiations can also vary depending on whether existing plan accounts remain with us, are transferred at the direction of the plan sponsor or are transferred at the direction of individual plan participants.
Additionally, both public and private plan sponsors, have in the past, and may in the future, experience financial difficulty and some may reduce costs, including through headcount reductions or the rebalancing of their workforce in favor of part-time employees who are ineligible for retirement benefits. The financial stress on such plan sponsors is often exacerbated by reductions in governmental funding sources.
Given these challenges, our premiums and deposits may decline or stagnate, which could adversely affect our business, results of operations, financial condition and liquidity.

Corebridge | 2023 Form 10-K 52

ITEM 1A | Risk Factors
Third parties we rely upon to provide certain business and administrative services may not perform as anticipated.
As part of our continuing focus on reducing expenses, we have used and will continue to use outsourcing strategies and third-party providers to realize cost efficiencies through the transformation of operational and back office processes and the delivery of contracted services in a broad range of areas. Such areas include, but are not limited to, the administration or servicing of certain policies and contracts, finance, actuarial, information technology and operational functions, and investment advisory and management services for certain funds, plans and retail advisory programs we offer, as well as our own investments. In addition, we have engaged BlackRock for use of its investment management and risk analytics technology platform, Aladdin. The implementation of Aladdin is comprised of multiple workstreams that are complex and require significant time and resource prioritization. We may experience delays, including due to a lack of sufficient resources to execute the implementation process on a timely basis, inefficiencies stemming from changes that may be required to the program or sequencing, or a failure to meet operational and financial targets due to competing or unexpected priorities or other factors. These risks may impair our ability to achieve anticipated improvements in our businesses or may disrupt or otherwise harm our operations, which could materially and adversely affect our businesses, financial condition and operations.
Further, we have engaged Blackstone IM and BlackRock to serve as our investment managers for certain asset classes. For information regarding our reliance on Blackstone IM and BlackRock as a third-party investment managers, see “Risks Relating to Business and Operations—We are exposed to risks from our arrangements with Blackstone, BlackRock and any other asset manager we engage. Furthermore, historical performance should not be relied on as a predictor of future results” below.
We periodically negotiate provisions and renewals of many of these third-party relationships, and there can be no assurance that such terms will remain acceptable to us, such third parties or regulators. If our third-party providers experience disruptions, fail to meet applicable licensure requirements, do not integrate with our procedures or adapt to the systems associated with our facilities when providing services from our premises, do not perform as anticipated or in compliance with applicable laws and regulations, terminate or fail to renew our relationships, or such third-party providers in turn rely on services from other third-party providers, who experience disruptions, fail to meet licensure requirements, do not perform in compliance with the primary contractor’s terms with us or in compliance with applicable laws or regulations, or terminate or do not renew their contractual relationships, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, contractual, legal, regulatory or policyholder obligations), a loss of business, increased costs, decreased profits or reputational harm, compromises to the security of our information systems or data, or suffer other negative consequences, all of which may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition. Some of these providers are located outside the United States, which exposes us to business disruptions and political risks inherent when conducting business outside of the United States.
For information regarding cybersecurity risk arising from third-party providers, see “Risks Relating to Business and Operations—We may be unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data” below.
We are exposed to risks from our arrangements with Blackstone, BlackRock and any other asset manager we engage. Furthermore, historical performance should not be relied on as a predictor of future results.
In 2021, we entered into a strategic partnership with Blackstone pursuant to which Blackstone acquired a 9.9% position in our common stock and we entered into a long-term asset management relationship with Blackstone IM. Blackstone IM initially managed $50 billion of our existing investment portfolio, with that amount to increase to an aggregate of $92.5 billion by the third quarter of 2027. In addition, since April 2022 we have entered into several investment management agreements with BlackRock. As of December 31, 2023, BlackRock managed approximately $85.3 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management.
As part of our arrangements with Blackstone, Blackstone IM is serving as exclusive external investment manager for certain of our insurance company subsidiaries with respect to certain asset classes, which resulted in an increase in investment management fees payable by us and our insurance company subsidiaries, as compared to expenses we and they have historically incurred for similar services. Further, there are provisions that require minimum management fees to be paid by Corebridge Parent to Blackstone IM to the extent actual amounts charged to our insurance company subsidiaries are below specified minimum amounts and, if such agreements are terminated for reasons other than certain specified reasons, we could be required to continue paying investment advisory fees to Blackstone regardless of the termination. We may not have the funds available to pay any such fees and our insurance company subsidiaries may not be able or permitted to pay dividends or make other distributions to Corebridge Parent in an amount sufficient to pay any such fees or at all. Any requirement to pay such fees could adversely affect our business, results of operations, financial condition and liquidity.

Corebridge | 2023 Form 10-K 53

ITEM 1A | Risk Factors
Further, Blackstone IM and BlackRock are generally compensated based solely on the value of our assets which they manage, rather than by investment return targets, and as a result, Blackstone IM and BlackRock are not directly incentivized to maximize investment returns. Our investment portfolio’s returns have benefited historically from investment opportunities and general market conditions that may not currently exist and may not be repeated. There can be no guarantee that Blackstone IM, BlackRock or any other investment manager we engage will be able to achieve any particular returns or generate investment opportunities with attractive, risk-adjusted returns for our investment portfolio in the future. Due to the concentration of assets in our portfolios that are managed by each of Blackstone and BlackRock, if Blackstone IM or BlackRock are unable to effectively manage our portfolio, such inability could adversely affect our business, results of operations, financial condition and liquidity.
In the case of the arrangements with Blackstone, the exclusivity provisions and termination provisions of such arrangements may prevent certain of our insurance company subsidiaries from retaining other external investment managers with respect to the relevant asset classes, who may produce better returns on investments than Blackstone IM. Further, agreements entered into with certain state insurance regulators prevent our insurance company subsidiaries from amending the terms of their existing agreements with Blackstone without prior approval of such insurance company’s domestic regulator.
We may be unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data.
We use information technology systems, infrastructure and networks and other operational systems to store, retrieve, evaluate and use customer, employee, and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions. In the event of a natural disaster, a computer virus, unauthorized access, a terrorist attack, cyber-attack or other disruption, our systems and networks may be inaccessible to our employees, customers or business partners for an extended period of time, and we may be unable to meet our business obligations for an extended period of time if our data or systems are disabled, manipulated, destroyed or otherwise compromised. Additionally, some of our systems and networks are older, legacy-type systems that are less efficient, more susceptible to cybersecurity risks and require an ongoing commitment of significant resources to maintain or upgrade. Supply chain disruptions or delays could prevent us from maintaining and implementing changes, updates and upgrades to our systems and networks in a timely manner or at all. System and network failures or outages could compromise our ability to perform business functions in a timely manner, which could harm our ability to conduct business, hurt our relationships with our business partners and customers and expose us to legal claims as well as regulatory investigations and sanctions, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Some of these systems and networks also rely upon third-party systems and services, which themselves may rely on the systems and services of other third parties. Problems caused by, or occurring in relation to, our third-party providers’ systems and services, including those resulting from breakdowns or other disruptions in information security and technology services provided by our third-party providers and the other third-parties on which they rely, our inability to acquire third-party services on commercially acceptable terms, failure of a third-party provider to perform as anticipated or in compliance with applicable laws or regulations, inability of a third-party provider to provide the required volumes of services or third-party providers experiencing cyber-attacks, security breaches or data breaches continue to potentially, and could in the future materially and adversely affect our business, results of operations, financial condition and liquidity. See “Cybersecurity—Cybersecurity Risk Management—Board Oversight and Governance” below.
Like other companies, the systems and networks we maintain and third-party systems and networks we use have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, as well as attempted cyber and other security threats and other attacks such as “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks, ransomware and other disruptive software. Also, like other companies, we face an increasing challenge of attracting and retaining highly qualified security personnel to assist us in combating these security threats. Cybersecurity threats can originate from a broad range of sources including terrorists, nation states, state-sponsored actors, financially motivated actors, internal actors, or third-parties (including third-party providers), and the techniques used in these attacks may change, develop and evolve rapidly, including the use of emerging technologies, such as broader forms of artificial intelligence, and are frequently or are often not recognized until after they have been launched.
The frequency and sophistication of such threats continue to increase and often become further heightened in connection with geopolitical tensions. In light of these geopolitical events and dynamics, state-sponsored parties or their supporters have in the past and may in the future, launch cyberattacks, and attempt to cause supply chain disruptions, or carry out other geopolitically motivated actions that may adversely disrupt or degrade our operations and may result in data compromise.

Corebridge | 2023 Form 10-K 54

ITEM 1A | Risk Factors
There is no assurance that our security measures, including information security and technology policies and standards, administrative, technical and physical controls, and other actions by us or contracted third-parties designed as preventative, will provide fully effective protection from threats to our data, systems and networks, including malware and computer virus attacks, ransomware, unauthorized access, business e-mail compromise, misuse, denial-of-service attacks, ransomware, system failures and disruptions, both independently and through contracts with third parties. There is no assurance that our security measures, including information security and technology policies and standards, administrative, technical and physical controls, and other actions designed as preventative, will provide fully effective protection from such events. We maintain insurance to cover operational risks, such as cyber risk and technology outages, but this insurance may not cover all costs associated with the consequences of information systems or personal, confidential or proprietary information being compromised. We cannot be certain that insurance coverage will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage of a future claim.
In the case of a successful ransomware or extortion attack in which our data and information systems are compromised and applicable restore control processes to restore access are not effective, our information could be held hostage until a ransom, which may be significant, is paid. In some cases, such a compromise may not be immediately detected, which may make it difficult to restore critical services, mitigate damage to assets and maintain the integrity and security of data, including our policyholder, employee, agent and other confidential information processed through our systems and networks. Additionally, since we rely heavily on information technology and systems and on the integrity and timeliness of data to run our businesses and service our customers, any such security event and resulting compromise of systems or data may impede or interrupt our business operations and our ability to offer products to and service our customers, and otherwise may materially and adversely affect our business, results of operations, financial condition and liquidity.
There can be no assurance that any actions taken by us to evaluate and enhance our information security and technology systems (which increasingly will include the use of artificial intelligence technology) and processes, including third-party systems and services on which we rely, as well as changes designed to update and enhance our protective measures to address new threats, will decrease the risk of a system or process failure, and there could be a gap in the associated security measures during the change period. Any such system or process failure or security measures gap could materially and adversely affect our business, results of operations, financial condition and liquidity.
We routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to keep such information confidential and secure, we may be unable to do so in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect personal, confidential or proprietary information. Failure by us or any of our third party vendors to secure or appropriately handle personal, confidential or proprietary information could cause a loss of data or compromised data integrity, give rise to remediation or other expenses, expose us to liability under U.S. and international laws and regulations, and subject us to litigation, investigations, sanctions, and regulatory and law enforcement action, and result in reputational harm and loss of business, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Furthermore, certain of our business lines are subject to laws and regulations enacted by U.S. federal and state governments, foreign governments, data protection authorities or other jurisdictions or enacted by various self-regulatory organizations or exchanges relating to the privacy and security of personal data of clients, employees or others and the security of information systems and non-public information (“Privacy and Information Security Laws”). The variety of applicable Privacy and Information Security Laws exposes us to heightened regulatory scrutiny and requires us to incur significant technical, legal and other expenses in an effort to ensure and maintain compliance and will continue to impact our business in the future by increasing legal, operational and compliance costs. While we have taken steps to comply with current Privacy and Information Security Laws, we cannot guarantee that our efforts will meet the evolving standards imposed by enforcement agencies and by courts in private rights of action and that in the future we will be able to timely comply with rapidly changing Privacy and Information Security Laws worldwide that may require significant technical, operational and administrative changes. If we are found not to be in compliance with current or future Privacy and Information Security Laws, we may be subject to potential private consumer, business partner or securities litigation, regulatory inquiries and governmental investigations and proceedings, including class-actions, and we may incur damage to our reputation. Any such developments may subject us to remediation expenses, governmental fines and other monetary penalties and damages, divert management’s time and attention and lead to enhanced regulatory oversight, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Additionally, we expect that increased political and social focus on privacy and cybersecurity risks globally will increase the financial and reputational implications should we or any of our third-party suppliers experience a significant security incident or data breach. New and currently unforeseen laws and regulatory issues could also arise from the increased use of emerging technologies, data analytics and digital services. If we are found not to be in compliance with these laws and regulations concerning emerging technology, data analytics and digital services, we could be subjected to significant civil and criminal liability and exposed to financial and reputational harm.
For additional information on data protection and cybersecurity regulations, see “Business—Regulation—U.S. Regulation—Privacy, Data Protection and Cybersecurity.”

Corebridge | 2023 Form 10-K 55

ITEM 1A | Risk Factors
We may face increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding environmental, social and governance matters.
There is increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders on ESG practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice, workplace conduct and other social and political mandates. For example, the SEC has proposed new ESG reporting rules which will apply to us as a public company and which, if adopted as proposed, could result in additional compliance and reporting costs. In addition, California recently adopted climate disclosure and financial reporting legislation which will require, beginning in 2026, the reporting of greenhouse gas emissions and biennial climate-related financial risk reports and other states continue to adopt laws and regulations governing corporate environmental, social and governance activity, including limitations on the ability to enter into government contracts or requirements to make certain consumer disclosures based on stances on certain climate and social issues. Legislators and regulators have imposed and likely will continue to impose ESG-related legislation, rules and guidance, which may conflict with one another and impose additional costs on us, block or impede our business opportunities, including by restricting contracting with state governmental authorities or by imposing divestment requirements, or expose us to new or additional risks. See “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation.” Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG matters. A lack of ratings or unfavorable ratings of our company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. Additionally, federal, state and local environmental laws and regulations apply to our ownership and operation of real property and inherent in owning and operating real property exists the risk of hidden environmental liabilities and the costs of any required clean-up. The costs incurred to comply with these requirements, or our inability to meet these requirements, expectations, laws or regulations, some of which may be in contradiction with each other, could result in adverse publicity, reputational harm, loss of business opportunities, or loss of customer and/or investor confidence, each of which individually or in the aggregate could adversely affect our business, results of operations, financial condition and liquidity.
Our risk management policies, standards and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk.
We have developed and continue to enhance enterprise-wide risk management policies, standards and procedures to identify, monitor and mitigate risk to which we are exposed. Our risk management policies, standards and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed. Many of our methods of identifying, measuring, underwriting and managing risks are based upon our study and use of historical market, applicant, customer, employee and bad actor behavior or statistics based on historical models. As a result, these methods may not accurately predict future exposures from events such as a major financial market disruption as the result of a natural or manmade disaster like a climate-related event or terrorist attack, which could be significantly different than the historical measures indicate, and could also result in a substantial change in policyholder behavior and claims levels not previously observed. We have and will continue to enhance our life insurance underwriting process, including, from time to time, considering and integrating newly available sources of data to confirm and refine our traditional underwriting methods. Our efforts to implement these improvements may not, however, be fully successful, which may adversely affect our competitive position. We have also introduced new product features designed to limit our risk and taken actions on in-force business, which may not be fully successful in limiting or eliminating risk. We may take additional actions on our in-force business, including adjusting crediting rates and cost of insurance, which may not be fully successful in maintaining profitability and which may result in litigation. In addition, our current business continuity and disaster recovery plans are based upon our use of historical market experiences and models, and customer, employee and bad actors’ behavior and statistics, and accordingly may not be sufficient to reduce the impact of cyber risks, including ransomware, natural catastrophic events or fraudulent attacks, such as account take-over, that are beyond the level that historical measures indicate and greater than our anticipated thresholds or risk tolerance levels. Other risk management methods depend upon the evaluation of information regarding markets, clients, or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events, such as new and frequently updated regulatory requirements across the United States and internationally, each jurisdiction mandating specified requirements with respect to artificial intelligence and environmental, social and governance legal and regulatory requirements. These policies and procedures may not be fully effective. Accordingly, our risk management policies, standards and procedures may not adequately mitigate the risks to our business, results of operations, financial condition and liquidity.

Corebridge | 2023 Form 10-K 56

ITEM 1A | Risk Factors
If our risk management policies, standards and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our business changes, the markets in which we operate evolve and new risks emerge, including, for example, the risks posed by the rapidly developing technology associated with artificial intelligence and the implementation thereof, risks related to climate change or meeting stakeholder expectations relating to environmental, social or governance issues, our risk management framework may not evolve at the same pace as those changes. The effectiveness of our risk management strategies may be limited, resulting in losses to us, which could materially adversely affect our business, results of operations, financial condition and liquidity and restrict our ability to meet our obligations or return capital to our stockholders. In addition, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will understand and follow (or comply with) our risk management policies, standards and procedures.
We may be subject to significant legal, governmental or regulatory proceedings.
In the normal course of business, we are subject to regulatory and governmental investigations and civil actions, litigation and other forms of dispute resolution in various domestic and foreign jurisdictions. In addition, we are involved in litigation and arbitration concerning our rights and obligations under insurance policies issued by us and under reinsurance contracts with third parties. Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of us and our subsidiaries and in connection with industry-wide and other inquiries into, among other matters, the business practices of current and former operating insurance company subsidiaries. Such investigations, inquiries or examinations have in the past developed and could in the future develop into administrative, civil or criminal proceedings or enforcement actions, including class-actions, in which remedies could include fines, penalties, restitution, remedial actions, enhanced supervision or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.
We and our officers and directors are also subject to, or may become subject to, a variety of additional types of legal disputes brought by holders of our securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. Certain of these matters may also involve potentially significant risk of loss due to the possibility of significant jury awards, arbitration decisions and settlements, punitive damages or other penalties. Many of these matters are also highly complex and seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from them, and developments in these matters could have a material adverse effect on our financial condition or results of operations.
For a discussion of certain legal proceedings, see Note 18 to the Consolidated Financial Statements.
We face intense competition in each of our business lines and technological changes may present new and intensified challenges to our business.
Our businesses operate in highly competitive environments. Our principal competitors are major stock and mutual life insurance companies, advisory firms, broker-dealers, investment management firms, retirement plan recordkeepers, mutual fund organizations, banks, investment banks and other nonbank financial institutions. The financial services industry, including the insurance industry in particular, is highly competitive. We compete in the United States with life and retirement insurance companies and other participants in related financial services fields. Overseas, our subsidiaries compete for business with global insurance groups, local companies and the foreign insurance operations of large U.S. insurers.
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
For further discussion regarding competition within each of our operating segments, see “Business—Our Segments—Individual Retirement—Markets,” “Business—Our Segments—Individual Retirement—Competition,” “Business—Our Segments—Group Retirement—Markets,” “Business—Our Segments—Group Retirement—Competition,” “Business—Our Segments—Institutional Markets—Markets” and “Business—Our Segments—Institutional Markets—Competition.”

Corebridge | 2023 Form 10-K 57

ITEM 1A | Risk Factors
Technological advancements and innovation in the insurance, asset management, wealth management and financial planning industries, including those related to evolving customer preferences, the digitization of products and services, acceleration of automated underwriting, artificial intelligence and electronic processes present competitive risks. Technological advancements and innovation are occurring in distribution, underwriting, marketing, recordkeeping, advisory, claims and operations at a rapid pace, and that pace may increase, particularly as companies increasingly use advanced data analytics and innovate technologies as part of their business strategy. Further, our business and results of operations could be materially and adversely affected if external technological advances limit our ability to retain existing business, write new business or appropriate terms, or impact our ability to adapt or deploy current products as quickly and effectively as our competitors. Additional costs may also be incurred in order to comply with regulatory responses to the use of emerging technology or to implement changes to automate procedures critical to our distribution channels in order to increase flexibility of access to our services and products. Moreover, upon our separation from AIG, we may not retain the employees who were working on technological implementation efforts at AIG, which may make it more difficult and expensive for us to complete and maintain such implementations. If we are unsuccessful in implementing such changes, our competitive position and distribution relationships may be harmed. In addition, in recent years, there has been an increase in activity by venture capital funded “InsureTech” start-ups in the life insurance industry, which are seeking to disrupt traditional ways of doing business and we continue to monitor this emerging competitive risk.
Our investment advisory arrangements with AIG and Fortitude Re will be materially changed or terminated.
We have historically provided investment advisory services to AIG and Fortitude Re with respect to significant asset portfolios. The services that we historically provided to AIG with respect to certain investments have been, and will continue to be, substantially reduced, as AIG entities have retained and may in the future retain third-party asset managers. This will result in a decrease in our revenues. We may be unable to reduce our expenses in a timely manner, or at all, to offset such decrease. In 2022, for certain asset classes, AIG’s and Corebridge’s insurance company subsidiaries agreed to permit Fortitude Re to replace Corebridge Institutional Investments (U.S.), LLC (“CIIUS”) as asset manager with respect to the funds withheld assets in connection with the reinsurance provided by Fortitude Re. Fortitude Re has retained third-party asset managers to manage these assets. As of June 2023, subject to certain conditions, Fortitude Re is able to exercise certain rights to replace CIIUS as asset manager with respect to the remaining portion of the funds withheld assets managed by CIIUS. This could further disrupt our investment advisory capabilities, including as a result of the loss of our AUM and investment advisory resources and a reduction in management fees received by CIIUS, which could in turn result in a material adverse effect on our business, results of operations, financial condition and liquidity.
Catastrophes, including those associated with climate change and pandemics, may adversely affect our business and financial condition.
Any catastrophic event, such as pandemic diseases like COVID-19, terrorist attacks, acts of war, accidents, floods, wildfires, severe storms or hurricanes or cyber-terrorism, could have a material adverse effect on our business and operations. In the event of a disaster, unanticipated problems with our business continuity plans could cause a material adverse effect on our disaster recovery or business, results of operations, financial condition and liquidity. We could also experience a material adverse effect on our business, results of operations, financial condition and liquidity of our insurance business due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. For example, beginning in March 2020, due to COVID-19, we experienced an increase in mortality claims as compared to our historical pricing assumptions. In addition, COVID-19 adversely affected our premiums and deposits in some of our product lines. If there are any future surges of COVID-19 variants or an unrelated epidemic or pandemic, similar impacts may occur.
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

Corebridge | 2023 Form 10-K 58

ITEM 1A | Risk Factors
Business or asset acquisitions and dispositions may expose us to certain risks.
We have made acquisitions in the past and may pursue further acquisitions or other strategic transactions, including reinsurance, dispositions and joint ventures, in the future. For example, in the fourth quarter of 2023 we completed the sale of Laya and we expect to complete the sale of UK Life in the first half of 2024. The completion of any business or asset acquisition or disposition is subject to certain risks, including those relating to the receipt of required regulatory approvals, the terms and conditions of regulatory approvals, including any financial accommodations required by regulators, our ability to satisfy such terms, conditions and accommodations, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business or asset acquisition or disposition will be completed as contemplated, or at all, or regarding the expected timing of the completion of the acquisition or disposition.
Once we complete acquisitions or dispositions, there can be no assurance that we will realize the anticipated economic, strategic or other benefits of any transaction. For example, the integration of businesses we acquire may not be as successful as we anticipate, or there may be undisclosed risks present in such businesses. Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal, compliance and tax risks, including difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, unforeseen liabilities that arise in connection with the acquired businesses, unfavorable market conditions that could negatively impact our expectations for the acquired businesses, and difficulties in integrating and realizing the projected results of acquisitions and managing the litigation and regulatory matters to which acquired entities are party. Such difficulties in integrating an acquired business may result in the acquired business performing differently than we expected (including through the loss of customers) or in our failure to realize anticipated expense-related efficiencies. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition. Similarly, dispositions of a business also involve a number of risks, including operational and technology risks, risk of data loss or compromised data integrity, loss of talent and stranded costs, which could potentially have a negative impact on our business, results of operations, financial condition and liquidity. In connection with a business or asset disposition, we may also hold a concentrated position in securities of the acquirer as part of the consideration, which subjects us to risks related to the price of equity securities and our ability to monetize such securities. In addition, with respect to certain dispositions, we could be subject to restrictions on our use of proceeds or to non-compete or non-solicit arrangements. Strategies implemented to explore opportunities for acquisitions could also be materially and adversely affected by the increasingly competitive nature of the life insurance and annuity merger and acquisition market and the increased participation of non-traditional buyers in the life insurance and annuity merger and acquisition market. In addition, we have provided and may provide financial guarantees and indemnities in connection with the businesses we have sold or may sell, as described in greater detail in Note 18 to the Consolidated Financial Statements. While we do not currently believe that claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity.
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

Corebridge | 2023 Form 10-K 59

ITEM 1A | Risk Factors
Risks Relating to Regulation
Our business is heavily regulated.
Our operations generally, and certain of our subsidiaries in particular, are subject to extensive and potentially conflicting laws, regulations, and regulatory guidance in the jurisdictions in which we operate. For example, our products are subject to a complex and extensive array of domestic and foreign tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, banking authorities and securities administrators, including the NYDFS, the SEC, the FINRA, the DOL and the IRS. The laws and regulations that apply to our business and operations generally grant regulatory agencies and/or self-regulatory organizations broad rule-making and enforcement powers, including the power to regulate: (i) the issuance, sale and distribution of our products, (ii) the manner in which we underwrite our policies, (iii) the delivery of our services, (iv) the nature or extent of disclosures required to be given to our customers, (v) the compensation of our distribution partners, (vi) the manner and methods by which we handle claims on our policies and the administration of our policies and contracts, (vii) the activities related to our investments and management of our investment portfolios, and (viii) certain agreements and arrangements between our insurance company subsidiaries and other affiliates. Such agencies and organizations are also generally granted the power to limit or restrict the conduct of business for failure to comply with applicable laws and regulations.
We and our distributors are also subject to laws and regulations governing the standard of care applicable to sales of our products, the provision of advice to our customers and the manner in which certain conflicts of interest arising from or related to such sales or giving of advice are to be addressed. Such laws and regulations, including the DOL’s proposed amendment to the fiduciary rule, which was announced in October 2023, continue to evolve. In addition, federal and state securities laws and regulations apply to certain of our insurance products that are considered “securities” under such laws, including our variable annuity contracts, variable life insurance policies and the separate accounts that issue them, as well as our broker-dealer, investment advisor and mutual fund operations.
The application of and compliance with the laws, regulations, and regulatory guidance applicable to our business, products, operations and legal entities may be subject to interpretation, evolving industry practices and regulatory expectations that could result in increased compliance costs. The relevant authorities may not agree with our interpretation of these laws and regulations, including, for example, our implementation of new or revised requirements related to capital, accounting treatment or reserving such as those governing PBR, or with our policies and procedures adopted to address evolving industry practices or meet regulatory expectations. Such authorities’ interpretations and views may also change from time to time. It is also possible that the laws, regulations and interpretations across various jurisdictions in which we do business may conflict with one another and affect how we do business in the United States and globally. If we are found not to have complied with applicable legal or regulatory requirements due to our interpretation of such requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities, impose substantial administrative penalties such as fines or require corrective actions to be taken, which individually or in the aggregate could interrupt our operations and materially and adversely affect our reputation, business, results of operations, financial condition and liquidity. Additionally, if such authorities’ new or existing interpretation of requirements related to capital, accounting treatment and/or valuation or reserving (such as PBR) materially differs from ours, we may incur higher operating costs and future sales of products subject to such requirement or treatment may be affected.
Regulators in the jurisdictions in which we do business have adopted capital and liquidity standards, such as the RBC ratio formula used in the United States, applicable to insurers and reinsurers operating in their jurisdiction. Failure to comply with such capital and liquidity standards and similar requirements set forth in law or regulation, or as otherwise may be agreed by us or one of our insurance company subsidiaries with an insurance regulator, would generally permit the insurance regulator to take certain regulatory actions that could materially impact the affected company’s operations. Those actions range from requiring an insurer to submit a plan describing how it would in the future comply with such capital and liquidity standard to a mandatory regulatory takeover of the company.

Corebridge | 2023 Form 10-K 60

ITEM 1A | Risk Factors
Furthermore, as a company with certain operations outside of the U.S. and with certain vendors, service providers and customers in non-U.S. jurisdictions, we are subject to myriad regulations that govern items such as sanctions, bribery and anti-money laundering, for which failure to comply could expose us to significant penalties. The USA PATRIOT Act of 2001 requires companies to know certain information about their clients and to monitor their transactions for suspicious activities. The Foreign Corrupt Practices Act makes it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations that restrict or prohibit dealings by U.S. companies and their branches and affiliates involving certain organizations, individuals and countries. The UK, the EU and other jurisdictions maintain similar laws and regulations, some of which may be in conflict with each other and may change rapidly, as demonstrated by the significant sanctions imposed against Russia resulting from the ongoing armed conflict in Ukraine. Such laws and regulations may pose compliance challenges and adversely impact our business, our investments and the business of our customers. We are also subject to various extraterritorial laws and regulations, the laws and regulations of which may sometimes conflict with those of the United States. Despite meaningful measures to ensure lawful conduct, which include training, audits and internal control policies and procedures, we may not always be able to prevent our employees or third parties acting on our behalf from violating these laws. As a result, we could be subject to criminal and civil penalties as well as disgorgement. We could be required to make changes or enhancements to our compliance measures that could increase our costs, and we could be subject to other remedial actions. Violations of these laws or allegations of such violations could disrupt our operations, cause reputational harm, cause management distraction and result in a material adverse effect on our competitive position, results of operations, financial condition or liquidity.
See “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation.”
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
Further, new laws and regulations may even affect or significantly limit our ability to conduct certain business lines at all, including proposals relating to restrictions on the type of activities in which investment managers and other financial institutions, including insurance companies in particular, are permitted to engage, as well as the types of investments we hold or divest. For example, regulators have shown continued interest in how organizations within the financial services industry, including insurance companies, are managing climate risk within their business operations and investment portfolios. Resulting actions by governments, regulators and international standard setters could lead to additional reporting obligations concerning investment holdings that are exposed to climate change-related risk. They could also lead to substantial additional laws or regulations that limit or restrict investments in certain assets, such as thermal coal or other carbon-based investments, and impose additional compliance costs. As another example, rules on defined benefit pension plan funding may reduce the likelihood of, or delay corporate plan sponsors in, terminating their plans or engaging in transactions to partially or fully transfer pension obligations. This could affect the mix of our PRT business and increase non-guaranteed funding products.
There has also been increased regulatory scrutiny of the use of “big data” techniques, machine learning, predictive models and artificial intelligence, including in the insurance industry. Certain state and federal lawmakers, insurance regulators, including in Colorado and New York, and advisory groups are developing, or have developed, regulations or guidance applicable to insurance companies that use artificial intelligence, “big data” techniques, machine learning and predictive models in their operations. We cannot predict what, if any, regulatory actions may be taken in the future with regard to “big data,” artificial intelligence, machine learning or predictive models, but any limitations imposed as a result of or in response to any such regulatory actions could have a material impact on our business, processes, results of operations and financial condition.
It is difficult to predict the impact laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our business, results of operations or cash flows. It is possible such laws and regulations may significantly alter our business practices. See “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation.”
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

Corebridge | 2023 Form 10-K 61

ITEM 1A | Risk Factors
Changes in tax laws could also impact the taxation of our operations. For example, the Inflation Reduction Act of 2022 (H.R. 5376) (the “Inflation Reduction Act”), enacted on August 16, 2022, includes a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period and a 1% stock buyback tax. Although the U.S. Treasury and the IRS issued interim CAMT guidance during 2023, many details and specifics of application of the CAMT remain subject to future guidance. Our estimated CAMT liability may differ from the final liability based on further guidance, and Corebridge will continue to refine its liability calculations as guidance becomes available.
New tax laws outside the U.S., in particular those enacted in response to proposals by the Organisation for Economic Cooperation and Development, could make substantive changes to the global international tax regime. Such changes could increase our global tax costs. We continue to monitor and assess the impact of such proposals.
Finally, it is possible that tax laws will be further changed either in a technical corrections bill or entirely new legislation. It remains difficult to predict whether or when there will be any tax law changes or further guidance by the authorities in the U.S. or elsewhere in the world. New or proposed changes to tax laws may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition, as the impact of proposals on our business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the authorities.
Risks Relating to Estimates and Assumptions
Estimates, assumptions or data used in the preparation of financial statements and certain modeled results may differ materially from actual experience.
Our financial statements are prepared in conformity with GAAP, which requires the application of accounting policies that often involve a significant degree of judgment. The accounting policies that we consider most dependent on the application of estimates and assumptions, and therefore may be viewed as critical accounting estimates, are described in Note 2 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates are based on judgment, current facts and circumstances and, when applicable, models developed internally or with inputs from third parties. Therefore, actual results may differ from these estimates and models, possibly in the near term, and could have a material effect on our financial statements.
In addition, we employ models to price products, calculate future policy benefits and value assets and execute hedging strategies, as well as to assess risk and determine statutory capital requirements, among other uses. These models are complex and rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate properly or generate accurate results and information, regardless of any internal model validation processes employed. For example, significant changes in mortality, which could be impacted by natural or man-made disasters, or which could emerge gradually over time due to changes in the natural environment, significant changes in policyholder behavior assumptions such as lapses, surrenders and withdrawal rates as well as the amount of withdrawals, fund performance, equity market returns and volatility, interest rate levels, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors could negatively impact our assumptions and estimates. To the extent that any of our modeling practices do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations and financial condition.
Our productivity improvement initiatives may not yield our expected expense reductions and improvements in operational and organizational efficiency.
We see opportunities to improve profitability across our businesses through operating expense reductions. We may not be able to fully realize the anticipated expense reductions and operational and organizational efficiency improvements we expect to result from our productivity improvement program and associated initiatives to, among other things, modernize our technology infrastructure, optimize our operating model, expand existing partnership arrangements, optimize our vendor relationships or rationalize our real estate footprint. In addition, we intend to evolve our investments organization, which we expect will create additional efficiencies, to reflect our relationships with key external partners, our ongoing implementation of the Aladdin investment management technology platform and our expected reduction in services to and fees for asset management services that we provide to AIG and third parties. Actual costs to implement these initiatives may exceed our estimates, or we may be unable to fully implement and execute these initiatives as planned. Further, the implementation of these initiatives may harm our relationships with customers or employees or our competitive position, thereby materially and adversely affecting our business, results of operations, financial condition and liquidity. The successful implementation of these initiatives may require us to effect technology enhancements, business process outsourcing, rationalizations, modifications to our operating model, and other actions, which depend on a number of factors, some of which are beyond our control.

Corebridge | 2023 Form 10-K 62

ITEM 1A | Risk Factors
Our goodwill could become impaired.
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment and conduct interim qualitative assessments on a periodic basis. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted if new business, customer retention, profitability or other drivers of performance differ from expectations, or upon the occurrence of certain events, including a significant and adverse change in regulations, legal factors, accounting standards or business climate, or an adverse action or assessment by a regulator. Our goodwill balance was $117 million as of December 31, 2023. If it is determined that goodwill has been impaired, we must write down goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write-downs could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For further discussion regarding goodwill impairment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Critical Accounting Estimates—Goodwill Impairment” and Note 11 to the Consolidated Financial Statements.
Our deferred tax assets may not be realized.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. As of December 31, 2023, we had net deferred tax assets, after valuation allowance, of $8.2 billion related to federal, foreign, and state and local jurisdictions. The performance of the business, the geographic and legal entity source of our income, tax planning strategies, and the ability to generate future taxable income from a variety of sources and planning strategies including capital gains, are factored into management’s determination. If, based on available evidence, it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to profitability, which such action we have taken from time to time. Such charges could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For further discussion regarding deferred tax assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Critical Accounting Estimates—Income Taxes—Recoverability of Net Deferred Tax Asset” and Note 24 to the Consolidated Financial Statements.
Risks Relating to Employees
We may not be able to attract and retain the key employees and highly skilled people we need to support our business.
Our success depends, in large part, on our ability to attract and retain talent, which may be difficult due to the intense competition in our industry for key employees with demonstrated ability. In addition, we may experience higher than expected employee turnover and difficulty attracting new employees as a result of uncertainty from strategic actions and organizational and operational changes. Losing any of our key people, including key sales or business personnel, could also have a material adverse effect on our operations given their skills, knowledge of our business, years of industry experience and the potential difficulty of promptly finding qualified replacement employees. Additionally, we may face increased costs if, as a result of the competitive market and recent inflationary pressures, we must offer and pay a greater level of remuneration to attract or replace certain critical employees or hire contractors to fill highly skilled roles while vacant. Our business, consolidated results of operations, financial condition and liquidity could be materially adversely affected if we are unsuccessful in attracting and retaining key employees.
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
There have been a number of cases involving fraud or other misconduct by employees in the financial services industry in recent years and we are also exposed to the risk that fraud or misconduct by our employees or agents of third parties performing services and activities for us could occur. Our human resources and compliance departments work collaboratively to monitor for fraud and conduct extensive training for such employees and agents, however, employee misconduct may still occur. Instances of fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, misuse of customer or proprietary information or failure to comply with regulatory requirements or our internal policies may result in losses and/or reputational damage.

Corebridge | 2023 Form 10-K 63

ITEM 1A | Risk Factors
Risks Relating to Our Separation from AIG
We may fail to replicate or replace functions, systems and infrastructure provided by AIG or lose benefits from AIG’s global contracts, and AIG may fail to perform transitional services.
Historically, we have received services from AIG and have provided services to AIG, including through shared services contracts with various third-party service providers. Under the Transition Services Agreement, AIG has agreed to continue to provide us with certain services currently provided to us by or through AIG, and we have agreed to continue to provide AIG with certain services currently provided to AIG by or through us. The Transition Services Agreement does not continue indefinitely and services provided under the Transition Services Agreement generally terminate at various times specified in the agreement and the schedules thereto. Certain contracts and services between us and AIG are not covered by the Transition Services Agreement and will continue pursuant to the terms of such other contracts.
We are working to replicate or replace the services, and associated systems and data, and information security and cybersecurity procedures and systems, that we will continue to need in the operation of our business that are provided currently by or through AIG, including those we receive through shared service contracts AIG has with various third-party providers or through the Transition Services Agreement for applicable transitional periods. As a result, when AIG ceases to provide these services to us, either as a result of the termination of the Transition Services Agreement or individual services thereunder or a failure by AIG to perform its respective obligations under the Transition Services Agreement, our costs of performing or procuring these services or comparable replacement services could increase. In addition, in connection with our efforts to replicate or replace these services, certain third-party systems we are using may have imbedded risks such as cybersecurity susceptibility that we may not be able to resolve effectively or efficiently. As a result, we may need to purchase comparable replacement services on less favorable commercial and legal terms, and the cessation of such services could result in service interruptions and divert management attention from other aspects of our operations, including ongoing efforts to implement technological developments and innovations. We are also making infrastructure investments and hiring additional employees to operate without the same access to AIG’s existing operational and administrative infrastructure. Due to the scope and complexity of the underlying projects relative to these efforts, including the work to separate information systems and information security operations which is reliant on professional services from third party service providers, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs may be subject to change. Conversely, we cannot assure you that we will be able to provide services at the same or better levels or at the same or lower costs, or at all, to AIG during the applicable transitional periods provided for in the Transition Services Agreement.
There is a risk that an increase in the costs associated with replicating and replacing the services provided to us by AIG prior to the separation and under the Transition Services Agreement, or continuing to provide services to AIG, and the diversion of management’s attention to these matters could have a material adverse effect on our business, results of operations, financial condition and liquidity. We may fail to replicate the services we currently receive from AIG on a timely basis, without interruption to or degradation of ongoing operations, or at all, which may put further constraints on our human resources, capital and other resources that are simultaneously working on the retention and replacement of the services and ongoing efforts to implement new technological developments and innovations; such additional constraints could jeopardize our ability to execute on any one of these specific work streams. In addition, AIG will be working on similar initiatives which may impact the level and quality of transition services we receive from them. Additionally, we may not be able to operate effectively if the transition to the replacement services causes interruptions to or degradation of operations or the quality of replacement services is inferior to the services we are currently receiving.
In connection with our separation from AIG, we have incurred and expect to continue to incur one-time and recurring expenses. These expenses primarily relate to replicating and replacing functions, systems and infrastructure provided by AIG; rebranding; and accounting advisory, consulting and actuarial fees. In addition to these separation costs, we expect to incur costs related to the evolution of our investments organization to reflect our strategic partnerships with key external managers, our implementation of the Aladdin investment management technology platform and our expected reduction in fees for asset management services. These expenses, any recurring expenses, including under the Transition Services Agreement, and any additional one-time expenses we incur, could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Executive Summary—Significant Factors Impacting our Results—Separation Costs.”

AIG controls us and will have certain governance, consent and other rights for specified periods after it ceases to be our majority shareholder.
As of December 31, 2023, AIG owned approximately 52.2% of our common stock. As our majority shareholder, AIG continues to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. AIG also has sufficient voting power to approve amendments to our Organizational Documents. Although AIG has stated it intends to sell all of its interest in us over time, AIG is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of our common stock.

Corebridge | 2023 Form 10-K 64

ITEM 1A | Risk Factors
In addition, under the provisions of the separation agreement entered into with AIG on September 14, 2022 (the “Separation Agreement”), AIG has director designation rights, information rights, consent rights with respect to certain significant transactions and other rights during periods where AIG holds less than a majority of our common stock. Specifically, the Separation Agreement provides that, until the date on which AIG ceases to beneficially own at least 5% of our outstanding common stock, AIG will have the right to designate one or more members of our board of directors, with AIG entitled to representation generally proportionate to its common stock ownership, and until the date on which AIG ceases to beneficially own at least 25% of our outstanding common stock, AIG’s prior written consent is required before we may take certain corporate and business actions, including with respect to certain mergers, acquisitions, dispositions, issuances of capital stock or other securities, incurrences of debt, amendments to our Organizational Documents, hiring and firing of the chief executive or chief financial officers, share repurchases and other matters.
As a result of these consent rights, AIG will maintain significant control over our corporate and business activities until such rights cease. For additional discussion of AIG’s consent rights under the Separation Agreement, see Note 25 to the Consolidated Financial Statements.
We rely on exemptions from certain NYSE corporate governance requirements.
AIG currently controls the majority of the voting power of our outstanding common stock. Accordingly, we qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards, including:
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

Corebridge | 2023 Form 10-K 65

ITEM 1A | Risk Factors
We and AIG have indemnification obligations to one another.
We and AIG have entered into certain agreements, including the Separation Agreement, a registration rights agreement (the “Registration Rights Agreement”), a trademark license agreement, the Transition Services Agreement and the Tax Matters Agreement, that govern our and AIG’s obligations to each other in respect of, among other things, governance rights, taxes, transition services and indemnification obligations. The amounts payable by us pursuant to such indemnification obligations could be significant. Alternatively, AIG’s failure to perform its indemnification or other obligations in favor of us could materially and adversely affect our business, results of operations, financial condition and liquidity.
We are not able to file a single U.S. consolidated federal income tax return for five years following our IPO.
We are no longer included in the U.S. federal income tax group of which AIG is the common parent (the “AIG Consolidated Tax Group”) as AIG’s ownership of Corebridge Parent shares is below 80%. In addition, the AGC Group is not permitted to join in the filing of a U.S. consolidated federal income tax return with our other subsidiaries (collectively, the “Non-Life Group”) for the period of five full taxable years following our deconsolidation from AIG Inc. (the “five-year waiting period”). Instead, the AGC Group will file separately as members of the AGC consolidated U.S. federal income tax return during the five-year waiting period. Our ability to utilize tax deductions for interest expense may be diminished by our inability to file a single consolidated tax return for all of our subsidiaries during the five-year waiting period. Additionally, CAMT liability calculations are undertaken on a filing group basis.
As a result of the foregoing, the AGC Group and the Non-Life Group may pay more cash taxes than each would have paid if a single consolidated federal income tax return were permitted. Following the five-year waiting period, the AGC Group is expected to join the U.S. consolidated tax return with the Non-Life Group in 2028. Any net operating losses incurred by our non-insurance companies during the five-year waiting period generally will be unavailable to reduce the taxable income of our insurance companies following the five-year waiting period. Similar principles may apply to state and local income tax liabilities in jurisdictions that conform to the federal rules.
We are expected to undergo an “ownership change” for U.S. federal income tax purposes.
Under Section 382 of the Code, if a corporation or its parent that is a “loss” corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change deferred tax assets to offset its post-ownership change income may be limited. Generally, a corporation is a loss corporation if, at the date of the ownership change, the corporation has tax loss carryforwards and other built-in losses or deductions which may be used in a tax year after the ownership change (“pre-change loss”).
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

Corebridge | 2023 Form 10-K 66

ITEM 1A | Risk Factors
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
Anti-takeover provisions could discourage, delay, or prevent our change in control, even if the change in control would be beneficial to our shareholders.
Our Organizational Documents include a number of provisions that could discourage, delay or prevent a change in our management or control over us that stockholders consider favorable, including provisions that:
•authorize the issuance of shares of our common stock that could be used by our Board to create voting impediments or to frustrate persons seeking to effect a takeover or gain control;
•authorize the issuance of “blank check” preferred stock that could be used by our Board to thwart a takeover attempt;
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
Our Organizational Documents could also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant amount of Corebridge Parent common stock that AIG beneficially owns, could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions could facilitate management entrenchment that could delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.
In addition to the anti-takeover provisions of our Organizational Documents, there are other factors that may delay, deter or prevent our change in control. As an insurance holding company, we are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our insurance company subsidiaries are domiciled. The insurance holding company acts and regulations restrict the ability of any person to obtain control of an insurance company without prior regulatory approval. Under those statutes and regulations, without such approval (or an exemption), no person may acquire any voting security of a domestic insurance company, or an insurance holding company which controls an insurance company, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company or insurance company. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. State insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of the voting securities.
In addition, we are currently a subsidiary of AIG, the common stock (i.e., its voting securities) of which trades on the NYSE. Consequently, persons considering an investment in our common stock (i.e., our voting securities) should take into consideration their ownership of AIG voting securities and consult their own legal advisors regarding such insurance holding company laws relating to the purchase and ownership of our common stock in light of their particular circumstances.

Corebridge | 2023 Form 10-K 67

ITEM 1A | Risk Factors
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
Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Act, is expensive and time-consuming.
We are subject to the reporting, accounting and corporate governance requirements of the NYSE and the Exchange Act, Sarbanes-Oxley Act of 2002 and Dodd-Frank that apply to issuers of listed equity, which impose certain compliance requirements, costs and obligations upon us. The expenses associated with being a public company include those related to auditing, accounting and legal fees, investor relations, directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. In addition, if we are unable to maintain effective internal control over financial reporting, we may be unable to report our financial condition or financial results accurately or to report them within the timeframes required by the SEC.
As a public company, we are required, among other things, to have in place comprehensive governance, financial reporting, compliance and investor relations functions. Failure to comply with the requirements of being a public company could subject us to sanctions or investigations by the SEC, NYSE or other regulatory authorities and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports.

Corebridge | 2023 Form 10-K 68

ITEM 1B | Unresolved Staff Comments
Item 1B. | Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Exchange Act.
Item 1C. | Cybersecurity
CYBERSECURITY RISK MANAGEMENT
We have historically been dependent on AIG’s risk management, cybersecurity and privacy policies, standards and procedures to identify, monitor, mitigate and communicate to us and our Board of Directors the cybersecurity risks to which we are exposed and manage. As a result, during 2023, we primarily relied on AIG to provide cybersecurity risk management and cybersecurity services to us pursuant to the Transition Services Agreement with AIG. While we remain reliant on AIG for the provision of certain of these services, as part of our separation from, and in cooperation with, AIG, we have developed and are in the process of implementing an Information Security Program for Corebridge (the “Program”) that includes, among other things, conducting periodic risk assessments designed to evaluate potential security threats, to detect potential vulnerabilities, and to mitigate identified security risks. The Program is informed by industry standards and frameworks and is designed to protect the confidentiality, integrity, and availability of Corebridge’s information assets and systems that store, process, or transmit material non-public information. Where appropriate, we also engage third-parties to evaluate our Program and our cybersecurity risk management and to provide operational support for the Program.
The Program includes the following key elements:
•Network, Systems, and Data Security – Corebridge deploys technical and organizational safeguards that are designed to protect Corebridge’s networks, systems, and data from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, software security assessments, and access and identity management controls;
•Threat and Vulnerability Management –Corebridge maintains a threat and vulnerability management program that leverages threat intelligence to proactively identify, assess, and address cybersecurity risks. This program incorporates vulnerability scanning, risk-based remediation and mitigation, penetration testing, and threat response capabilities to safeguard our information assets and ensure business continuity;
•Cybersecurity Incident Monitoring and Response – Corebridge has established and maintains incident response plans that address Corebridge’s response to a cybersecurity incident, utilizing a cross-functional approach;
•Third Party Assessment and Oversight – Corebridge maintains a third-party risk management program to identify and manage risks from third-party service providers, including initial due diligence, an assessment of the service provider’s control environment and periodic re-assessments; and
•Security Training and Awareness – Corebridge provides ongoing education and training to employees regarding information security threats, and their role and responsibility in detecting and responding to such threats.
The Program is evaluated on an ongoing basis to address the evolving cyber threat landscape and to comply with applicable legal and regulatory obligations. See “Business—Regulation—U.S. Regulation—Privacy, Data Protection and Cybersecurity” for further discussion. Control adequacy and design are reviewed periodically, and periodic audits assist in identifying areas for continued focus, improvement and/or inclusion, and are designed to provide assurance that controls are appropriately designed and operating effectively. Additionally, our Internal Audit group performs testing of Corebridge’s control environment, including the Program.
Our Chief Information Security Officer (“CISO”) provides oversight and direction for the Program and coordinates with other corporate functions and business segments to address all aspects of the Program, including recommending adjustments in response to changes in technology, internal or external threats, business processes, and regulatory or statutory requirements, and communicates the information security risk posture of Corebridge to the relevant internal individuals, committees and departments, including as further described below.
Board Oversight and Governance
As discussed above, we have historically relied upon AIG to provide oversight of cybersecurity risk management and cybersecurity services that AIG provides to us pursuant to the Transition Services Agreement. In connection with our separation from AIG we are in the process of implementing certain processes, including training and reporting, to help facilitate oversight of information security risks by Corebridge’s senior management and Board of Directors. These processes will enable our operations and risk management functions that monitor cybersecurity risks and examine control performance to report and escalate cybersecurity risks to senior management and the Board of Directors, as appropriate.

Corebridge | 2023 Form 10-K 69

ITEM 1B | Unresolved Staff Comments
One of the main forums for reporting and escalating cybersecurity risks is the Corebridge Risk and Capital Committee (“RCC”), which is comprised of senior management personnel and led by our Chief Risk Officer (“CRO”), who is the head of our ERM function. ERM supports the identification, measurement, management, monitoring and reporting of major risks, which include cybersecurity risks. The RCC is responsible for addressing significant risk issues reported by ERM, including those related to cybersecurity, to protect Corebridge’s financial strength, optimize Corebridge’s intrinsic value, and protect Corebridge’s reputation. Corebridge’s CRO reports to the Board Audit Committee on risk issues, including cybersecurity risks. In addition to the foregoing, we are implementing a practice whereby Corebridge’s Chief Information Officer (“CIO”) and/or CISO discuss Corebridge’s approach to cybersecurity risk management directly with the Board of Directors at least once a year. The CIO, CISO and business segment specific CIOs and CISOs also report to Corebridge’s subsidiary boards and the RCC as needed on material cyber risks and Corebridge’s security posture and information security strategy.
Corebridge’s CISO reports to our CIO and is principally responsible for overseeing the Program, in partnership with other business leaders across Corebridge including the respective business segments’ CIO, CISO and Chief Technology Officer. Our CISO has over 25 years of information security and risk management experience and has served in his current role since joining Corebridge in 2021. He previously served in numerous information security management roles, including as CISO, at various financial sector organizations. Our CIO also has over 25 years of experience and has served as CIO of Corebridge since 2020 and Executive Vice President since February 2022. Previously he served in various technology executive management roles at MetLife, Inc., including Senior Vice President and Chief Information Officer for its U.S. business and Senior Vice President of U.S. Application Development.
Corebridge’s cybersecurity personnel maintain current knowledge through training programs, professional certifications, and participation in industry and advisory groups (e.g., the Financial Services Information Sharing and Analysis Center and the Securities Industry and Financial Markets Association). Company cybersecurity personnel expand and test their knowledge of cyber threats and countermeasures through additional on-the-job training to practice their response to real-life threats. In addition, and as part of performance development, certain of our cybersecurity personnel obtain industry approved certifications as appropriate for their roles and responsibilities. Examples of certifications held by Company’s cybersecurity personnel include CISSP (“Certified Information Systems Security Professional”) and CISM (“Certified Information Security Manager”).
As one of our new processes, we have implemented a cybersecurity incident response plan that sets forth a specific framework for responding to and managing potential and actual cybersecurity incidents, provides guidance on the roles of, and interactions with, various departments within Corebridge, and defines certain processes and procedures for cybersecurity incident response and management. Our cybersecurity incident response plan and procedures also establish escalation protocols in connection with a potential cybersecurity incident. These protocols vary depending upon the specific factors involved, including the materiality of an incident, the related harms and risks associated therewith, any undertakings required to mitigate and remediate any such incident and any corresponding legal or regulatory actions. Under the cybersecurity incident response plan and its protocols, incidents are responded to by multidisciplinary teams and are further escalated to the attention of senior management and our Board of Directors when applicable.
While there have been no material cybersecurity incidents that have affected Corebridge for the period covered by this annual report, on June 16, 2023, our vendor, Pension Benefit Information, LLC (“PBI”), notified us that data specific to Corebridge customers had been compromised in a security incident that PBI experienced targeting a zero-day vulnerability in PBI’s instance of the MOVEit Transfer Application, a managed file transfer software used by thousands of organizations. While we continue to measure the impact of this incident, including certain remediation expenses and other potential liabilities, we do not currently believe this incident will have a material adverse effect on our business, operations, or financial results.
Fora discussion regarding risks associated with cybersecurity threats, see “Risk Factors—Risks Relating to Business and Operations—We may be unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data” and “Risk Factors—Risks Relating to Business and Operations — Our risk management policies, standards and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk.”
Item 2. | Properties
We currently own and occupy the buildings comprising our corporate headquarters campus and related properties in Houston, Texas. We also have the following significant office space leases: Brentwood, Tennessee; and Los Angeles, California.
Item 3. | Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. See ‘‘Risk Factors—Risks Relating to Business and Operations—We may be subject to significant legal, governmental, or regulatory proceedings.’’
Item 4. | Mine Safety Disclosures
Not applicable.

Corebridge | 2023 Form 10-K 70

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Part II
Item 5. | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General
Our common stock, par value $0.01 per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “CRBG” on September 19, 2022. As of February 8, 2024, there were three shareholders of record, which differs from the number of beneficial owners of our common stock.

Purchases of Equity Securities by the Issuer
The following table provides information about purchases made by or on behalf of Corebridge Parent or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of Corebridge Common Stock during the three months ended December 31, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
10/01/23 through 10/31/23	2,711,115	$20.41	2,711,115	$699
11/01/23 through 11/30/23	1,224,857	20.38	1,224,857	674
12/01/23 through 12/31/23	7,888,029	21.72	7,888,029	502
Total	11,824,001	$21.31	11,824,001	$502
*Excludes excise tax of $2.5 million due to the Inflation Reduction Act of 2022 for the three months ended December 31, 2023.
During the three months ended December 31, 2023, Corebridge Parent repurchased approximately 11.8 million shares of Corebridge Common Stock, par value $0.01 per share for an aggregate purchase price of $252 million, pursuant to the share repurchase program under which Corebridge Parent may, from time to time, purchase up to $1.0 billion of its common stock but is not obligated to purchase any particular number of shares.
As of December 31, 2023, approximately $502 million of capacity to repurchase common stock remained under the share repurchase program authorization.
Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. For instance, on December 18, 2023, we purchased an aggregate of approximately $150 million of shares from AIG and Argon in a privately negotiated transaction. In addition, certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans, including the share repurchase plan Corebridge Parent adopted on December 11, 2023, which, unless extended expires on February 15, 2024. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

Corebridge | 2023 Form 10-K 71

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph
The graph and table below present the cumulative total shareholder return on Corebridge common stock relative to the performance of the S&P’s 500 Index, the S&P Insurance Index and the S&P Financials Index, respectively, between the closing market price at the end of September 15, 2022 (the date our common stock commenced regular way trading on the NYSE) and December 31, 2023. The graph and table show the total return on a hypothetical $100 investment in our common stock and data for each index, respectively, on September 15, 2022, including the reinvestment of all dividends. The points on the graph and the values in the table represent quarter-end values based on the last trading day of each quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Sep 15, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023
Corebridge Financial, Inc.	$100.00	$94.98	$99.03	$80.18	$92.89	$105.17	$123.50
S&P 500	$100.00	$91.95	$98.90	$106.32	$115.61	$111.83	$124.90
S&P 500 Financials	$100.00	$91.28	$103.70	$97.94	$103.16	$102.00	$116.30
S&P 500 Insurance	$100.00	$93.61	$109.12	$103.46	$108.06	$111.73	$119.23
Item 6. | [Reserved]

Corebridge | 2023 Form 10-K 72

Item 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
This MD&A addresses the consolidated financial condition of Corebridge as of December 31, 2023, compared with December 31, 2022, and its consolidated results of operations for the years ended December 31, 2023, 2022 and 2021. In addition to historical data, this discussion contains forward-looking statements about our business operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the audited Consolidated Financial Statements and the “Risk Factors” section and the statements under “Cautionary Statements Regarding Forward-Looking Information,” included elsewhere in this Annual Report on Form 10-K.

Corebridge | 2023 Form 10-K 73

Corebridge | 2023 Form 10-K 74

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
•Net realized gains (losses), net include changes in the Fortitude Re funds withheld embedded derivative, risk management related derivative activities (excluding hedges of certain MRBs), changes in the fair value of embedded derivatives in certain of our insurance products and trading activity within our investment portfolio, including trading activity related to the Fortitude Re modco arrangement. Net realized gains (losses) vary due to the timing of sales of investments as well as changes in the fair value of embedded derivatives in certain of our insurance products and derivatives utilized to hedge certain embedded derivatives; and
•Advisory fee income and other income includes fees from registered investment advisory services, 12b-1 fees (marketing and distribution fees paid by mutual funds), other asset management fee income, and commission-based broker-dealer services.
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
•Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) for all contracts except for other investment contracts is amortized, on a constant level basis over the expected term of the related contracts, using assumptions consistent with those used in estimating the related liability for future policy benefits, or any other related balances, for those corresponding contracts, as applicable. VOBA is determined at the time of acquisition and is reported with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase;
•General operating and other expenses include expenses associated with conducting our business, including salaries, other employee-related compensation and other operating expenses such as professional services or travel;
•Change in the fair value of market risk benefits, net represents the changes in fair value of MRBs contained within certain insurance contracts (excluding the impact of changes in our own credit risk), including attributed fees, along with the changes in the fair value of derivatives that economically hedge MRBs. Changes in our own credit risk are included in OCI; and

Corebridge | 2023 Form 10-K 75

ITEM 7 | Executive Summary
•Interest expense represents the charges associated with our external debt obligations, including debt of consolidated investment entities. This expense varies based on the amount of debt on our balance sheet, as well as the rates of interest associated with those obligations. Interest expense related to consolidated investment entities principally relates to variable interest entities (“VIEs”) for which we are the primary beneficiary; however, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us except in limited circumstances when we have provided a guarantee to the VIE’s interest holders.
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
In the modco arrangement, the investments supporting the reinsurance agreements, which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AGL, VALIC and USL) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, since we maintain ownership of these investments, we reflect our existing accounting for these assets, which consist primarily of available-for-sale securities (e.g., the changes in fair value of available-for-sale securities are recognized within OCI) on our balance sheet. We have established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing liabilities for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of this derivative are recognized in Net realized gains (losses) on Fortitude Re funds withheld embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets, primarily available-for-sale securities, associated with these reinsurance agreements. As the majority of the invested assets supporting the modco are fixed income securities that are available-for-sale, there is a mismatch between the accounting for the embedded derivative as its changes in fair value are recorded through net income while changes in the fair value of the fixed maturity securities available-for-sale are recorded through OCI.
Following the sale of AIG’s majority ownership interest in Fortitude Holdings and a restructuring transaction involving Fortitude Holdings and Fortitude Re Bermuda, AIG retained a 3.5% ownership interest in Fortitude Re Bermuda and one seat on its Board of Managers. On October 1, 2021, AIG, Inc. contributed its remaining 3.5% ownership interest in Fortitude Re Bermuda to us. At March 31, 2022, our ownership interest in Fortitude Re Bermuda was reduced from 3.5% to 2.46% due to a round of equity financing by third-party investors, in which we did not participate, that closed on March 31, 2022. As of December 31, 2023, $30.6 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries, including $26.8 billion of reserves related to Corebridge, had been ceded to Fortitude Re.
Our net income experiences ongoing volatility as a result of the reinsurance agreements, which, as described above, give rise to a funds withheld payable that contains an embedded derivative. However, this net income volatility is almost entirely offset with a corresponding change in OCI, which reflects the fair value change from the investment portfolio supporting the funds withheld payable, which is primarily available-for-sale securities, resulting in minimal impact to our comprehensive income (loss) and equity attributable to Corebridge. Beginning in the fourth quarter of 2021, the Company elected the fair value option on the acquisition of certain new fixed maturity securities, helping reduce the mismatch over time.

Corebridge | 2023 Form 10-K 76

ITEM 7 | Executive Summary
Fortitude Re funds withheld impact:

	Years Ended December 31,
(in millions)	2023	2022	2021
Net investment income - Fortitude Re funds withheld assets	$1,368	$891	$1,775
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) on Fortitude Re funds withheld assets	(224)	(397)	924
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	(1,734)	6,347	(687)
Net realized gains (losses) on Fortitude Re funds withheld assets	(1,958)	5,950	237
Income (loss) before income tax expense (benefit)	(590)	6,841	2,012
Income tax expense (benefit)*	(124)	1,437	423
Net income (loss)	(466)	5,404	1,589
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available-for-sale*	491	(5,064)	(1,488)
Comprehensive income	$25	$340	$101
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
For further details on this transaction, see Note 8 to the Consolidated Financial Statements.
Impact of Variable Annuity Guaranteed Benefit Riders and Hedging
For information regarding Corebridge’s impact of Variable Annuity Guaranteed Benefit Riders and Hedging for the year ended December 31, 2021 recast to reflect the adoption of LTDI, see Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2023
Our Individual Retirement and Group Retirement businesses offer variable annuity products with riders that provide guaranteed benefits. The liabilities are accounted for as MRBs and measured at fair value. The fair value of the MRBs may fluctuate significantly based on market interest rates, equity prices, credit spreads, market volatility, policyholder behavior and other factors.
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
•the economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality and volatility; and
•the economic hedge target excludes our own credit risk changes (non-performance risk adjustments (“NPA”)) used in the GAAP valuation, which are recognized in OCI. The GAAP valuation has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.
For more information on our valuation methodology for MRBs, see Note 5 to the Consolidated Financial Statements.

Corebridge | 2023 Form 10-K 77

ITEM 7 | Executive Summary
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
The following table presents the impact on pre-tax income (loss) and Other comprehensive income (loss) of Variable Annuity MRBs and Hedging for the Individual Retirement and Group Retirement Segments:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
(in millions)	MRB Liability(*)	Hedge Assets	Net	MRB Liability(*)	Hedge Assets	Net	MRB Liability(*)	Hedge Assets	Net
Issuances	$(1)	$—	$(1)	$(11)	$—	$(11)	$(21)	$—	$(21)
Interest accrual	(43)	(243)	(286)	(79)	(283)	(362)	(70)	(235)	(305)
Attributed fees	(866)	—	(866)	(934)	—	(934)	(880)	—	(880)
Expected claims	93	—	93	84	—	84	55	—	55
Effect of changes in interest rates	121	5	126	3,328	(2,746)	582	946	(868)	78
Effect of changes in interest rate volatility	76	(46)	30	(288)	140	(148)	(80)	29	(51)
Effect of changes in equity markets	1,329	(832)	497	(1,499)	1,030	(469)	1,617	(942)	675
Effect of changes in equity index volatility	19	25	44	76	(32)	44	(56)	53	(3)
Actual outcome different from model expected outcome	(181)	—	(181)	(203)	—	(203)	(147)	—	(147)
Effect of changes in future expected policyholder behavior	—	—	—	87	—	87	(53)	—	(53)
Effect of changes in other future expected assumptions	115	—	115	16	—	16	36	—	36
Foreign exchange impact	1	—	1	7	—	7	6	—	6
Total impact on balance before other and changes in our own credit risk	663	(1,091)	(428)	584	(1,891)	(1,307)	1,353	(1,963)	(610)
Other	(2)	(43)	(45)	—	66	66	1	8	9
Effect of changes in our own credit risk	(347)	49	(298)	1,206	(56)	1,150	275	73	348
Total income (loss) impact on market risk benefits	314	(1,085)	(771)	1,790	(1,881)	(91)	1,629	(1,882)	(253)
Less: impact on OCI	(347)	59	(288)	1,206	(527)	679	275	(122)	153
Add: fees net of claims and ceded premiums and benefits	761	—	761	847	—	847	851	—	851
Net impact on pre-tax income (loss)	$1,422	$(1,144)	$278	$1,431	$(1,354)	$77	$2,205	$(1,760)	$445
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$(512)			$714			$109
* MRB Liability is partially offset by MRB Assets.
Year Ended December 31, 2023
•Net impact on pre-tax income of $278 million was primarily driven by increases in equity markets and the impact of the London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”) transition.
•With the transition of risk free rates to the SOFR curve, our discounting of fees has been reduced, resulting in a one-time favorable impact to the MRB liability.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the year ended December 31, 2023, we had a net mark-to-market loss of approximately $512 million from our hedging activities related to our economic hedge target primarily driven by aging of the business and tightening credit spreads.

Corebridge | 2023 Form 10-K 78

ITEM 7 | Executive Summary
Year Ended December 31, 2022
•Net impact on pre-tax income of $77 million was primarily driven by fund basis changes that impacted our actual to expected model outcomes, lower equity markets and term structure moves in the interest rate volatility market, partially offset by increases in interest rates.
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
The following table summarizes the fair values of the embedded derivatives for fixed index annuity and index universal life products:

(in millions)	December 31, 2023	December 31, 2022
Fixed index annuities	$6,953	$4,657
Index universal life	$989	$710
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
As of December 31, 2023, Blackstone managed approximately $55.4 billion in book value of assets in our investment portfolio.
Our Investment Management Agreements with BlackRock
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. As of December 31, 2023, BlackRock managed approximately $85.3 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management. The investment management agreements with BlackRock provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance.
See “Business—Investment Management—Our Investment Management Agreements with BlackRock.”

Corebridge | 2023 Form 10-K 79

ITEM 7 | Executive Summary
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see “Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits—Significant Reinsurance Agreements, Variable Annuity Guaranteed Benefits and Hedging Results and Actuarial Updates—Update of Actuarial Assumptions and Models” and “Accounting Policies and Pronouncements—Critical Accounting Estimates—Market Risk Benefits, Valuation of Embedded Derivatives for Fixed Index Annuity and Index Universal Life Products, Guaranteed Benefit Features of Variable Annuity, Fixed Annuity and Fixed Index Annuity Products, and Future Policy Benefits for Life, Accident and Health Insurance Contracts.”
The following table presents the increase in adjusted pre-tax operating income and pre-tax income resulting from the annual update of actuarial assumptions, which occurs in the third quarter of each year, by financial statement line item as reported in the Consolidated Statements of Income (Loss):

	Years Ended December 31,
(in millions)	2023	2022	2021
Premiums	$—	$—	$(41)
Policyholder benefits	22	29	89
Increase in adjusted pre-tax operating income	22	29	48
Change in fair value of market risk benefits, net	7	105	(17)
Net realized gains losses	(7)	(2)	—
Increase in pre-tax income	$22	$132	$31
The following table presents the increase in adjusted pre-tax operating income resulting from the annual update in actuarial assumptions, which occurs in the third quarter of each year, by segment and product line:

	Years Ended December 31,
(in millions)	2023	2022	2021
Individual Retirement	$1	$—	$—
Life Insurance	19	25	48
Institutional Markets	2	4	—
Total increase in adjusted pre-tax operating income from update of assumptions*	$22	$29	$48
*    Liabilities ceded to Fortitude Re are reported in Corporate and Other. There is no impact to adjusted pre-tax operating income due to the annual update of actuarial assumptions as these liabilities are 100% ceded.

Corebridge | 2023 Form 10-K 80

ITEM 7 | Executive Summary
Adoption of Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity.
The Company adopted targeted improvements to the accounting for long duration contracts (the “standard” or “LDTI”) on January 1, 2023, with a transition date of January 1, 2021 (as described in additional detail below).
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
The following table shows the net investment income reported on fair value option bond securities:

	Years Ended December 31,
(in millions)	2023	2022	2021
Net investment income - excluding Fortitude Re funds withheld assets	$49	$(30)	$17
Net investment income - Fortitude Re funds withheld assets	291	(378)	9
Total	$340	$(408)	$26

Corebridge | 2023 Form 10-K 81

ITEM 7 | Executive Summary
Tax Impact from Separation
Following the IPO, AIG owns a less than 80% interest in Corebridge, resulting in tax deconsolidation of Corebridge Parent and its subsidiaries from the AIG Consolidated Tax Group. Upon the tax deconsolidation from the AIG Consolidated Tax Group, after assessing the relative weight of all positive and negative evidence, we concluded that absent any prudent and feasible tax planning strategies, our net operating losses and foreign tax credit carryforwards generated by the non-life insurance companies would more likely than not expire unutilized and at the time of tax deconsolidation a valuation allowance related to the tax attribute carryforwards and other deferred tax assets for the Non-Life Group was necessary. In addition, under applicable law, the AGC Group will not be permitted to join in the filing of a U.S. consolidated federal income tax return with the Non-Life Group for the five-year waiting period. Instead, the AGC Group is expected to file separately as members of the AGC consolidated U.S. federal income tax return during the five-year waiting period. Following the five-year waiting period, the AGC Group is expected to join the U.S. consolidated federal income tax return in 2028. Principles similar to the foregoing may apply to state and local income tax liabilities in jurisdictions that conform to federal rules. We continue to assess our need for a valuation allowance and as of year ended December 31, 2023, the balance sheet reflects a valuation allowance of $162 million related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized.
For further discussion on tax impacts from the IPO and valuation allowance, see Note 24 to the Consolidated Financial Statements.
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
Separation Costs
In connection with our separation from AIG, we have incurred and expect to continue to incur one-time and recurring expenses. We estimate that our one-time expenses will be between approximately $350 million and $450 million on a pre-tax basis from January 1, 2022. As of December 31, 2023, we have incurred approximately $425 million of one-time expenses on a pre-tax basis. These expenses primarily relate to replicating and replacing functions, systems and infrastructure provided by AIG; rebranding; and accounting advisory, consulting and actuarial fees. We expect to incur the majority of these costs by December 31, 2023. In addition to these separation costs, we expect to incur costs related to the evolution of our investments organization to reflect our strategic partnerships with key external managers, our implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in fees for asset management services.
In addition, as part of Corebridge Forward, we aim to achieve an annual run rate expense reduction of approximately $400 million on a pre-tax basis and expect the majority of the reduction to be achieved within 24 months of the IPO. Through December 31, 2023 we have acted upon or contracted approximately $351 million of exit run rate savings on a pre-tax basis. Corebridge Forward is expected to have a cumulative cost to achieve of approximately $300 million on a pre-tax basis. As of December 31, 2023, the cost to achieve has been approximately $168 million.
COREBRIDGE’S MACROECONOMIC, INDUSTRY AND REGULATORY TRENDS
Our business is affected by industry and economic factors such as interest rates; geopolitical stability (including the ongoing armed conflicts between Ukraine and Russia and in the Middle East); credit and equity market conditions; currency exchange rates; regulation; tax policy; competition; and general economic, market and political conditions. We continued to operate under challenging market conditions in 2023 and 2022 characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, interest rate volatility, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.

Corebridge | 2023 Form 10-K 82

ITEM 7 | Executive Summary
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
See “Risk Factors—Risks Relating to Market Conditions—Our business is highly dependent on economic and capital market conditions.”
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the fourth quarter of 2023 may impact the private equity investments in the alternative investments portfolio in the first quarter of 2024.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products resulting in an increase in our base net investment spreads.
As of December 31, 2023, increases in key rates have improved yields on new investments, which are now higher than the yield on maturities and redemptions that we are experiencing on our existing portfolios. Furthermore, the impact of interest rate increases is further reflected in our results as these rate increases have also reduced the value of fixed income assets that are held in the variable annuity separate accounts and brokerage and advisory assets, and accordingly, have adversely impacted the fees that are charged on these accounts. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
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

Corebridge | 2023 Form 10-K 83

ITEM 7 | Executive Summary
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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 54% and 64% were crediting at the contractual minimum guaranteed interest rate at December 31, 2023 and December 31, 2022, respectively. The percentages of fixed account values of our annuity products that are currently crediting at rates above 1% were 50% and 55% at December 31, 2023 and December 31, 2022, respectively. In the universal life insurance products in our Life Insurance business, 59% and 62% of the account values were crediting at the contractual minimum guaranteed interest rate at December 31, 2023 and December 31, 2022, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
For additional information on our investment and asset-liability management strategies, see Note 6 to the Consolidated Financial Statements.
Impact of Currency Volatility
In our life insurance business, we have an international location in the UK, whose local currency is the British pound. Trends in revenue and expense reported in U.S. dollars can differ significantly from those measured in original currencies. While currency volatility affects financial statement line item components of income and expenses, since our international businesses transact in local currencies, the impact is significantly mitigated. These currencies may continue to fluctuate, in either direction, and such fluctuations may affect premiums, fees and expenses reported in U.S. dollars, as well as financial statement line item comparability.

Corebridge | 2023 Form 10-K 84

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics

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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Years Ended December 31,
(in millions)	2023	2022	2021
Total revenues	$18,878	$24,697	$23,257
Fortitude Re related items:
Net investment income on Fortitude Re funds withheld assets	(1,368)	(891)	(1,775)
Net realized (gains) losses on Fortitude Re funds withheld assets	224	397	(924)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	1,734	(6,347)	687
Subtotal - Fortitude Re related items	590	(6,841)	(2,012)
Other non-Fortitude Re reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	(55)	(56)	(60)
Non-operating litigation reserves and settlements	—	(25)	—
Other (income) - net	(28)	(51)	(37)
Net realized (gains) losses*	1,827	231	(687)
Subtotal - Other non-Fortitude Re reconciling items	1,744	99	(784)
Total adjustments	2,334	(6,742)	(2,796)
Adjusted revenues	$21,212	$17,955	$20,461
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
FORTITUDE RE RELATED ADJUSTMENTS:
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
INVESTMENT RELATED ADJUSTMENTS:
APTOI excludes “Net realized gains (losses)”, except for gains (losses) related to the disposition of real estate investments. Net realized gains (losses), except for gains (losses) related to the disposition of real estate investments, are excluded as the timing of sales on invested assets or changes in allowances depend largely on market credit cycles and can vary considerably across periods.

Corebridge | 2023 Form 10-K 85

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
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
Adjusted after-tax operating income attributable to our common shareholders (“Adjusted After-tax Operating Income” or “AATOI”) is derived by excluding the tax effected APTOI adjustments described above, as well as the following tax items from net income attributable to us:
•reclassifications of disproportionate tax effects from AOCI, changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and
•deferred income tax valuation allowance releases and charges.

Corebridge | 2023 Form 10-K 86

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) attributable to Corebridge to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) attributable to Corebridge:

Years Ended December 31,	2023				2022				2021
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/net income, including noncontrolling interests	$940	$(96)	$—	$1,036	$10,491	$2,012	$—	$8,479	$11,254	$2,082	$—	$9,172
Noncontrolling interests	—	—	68	68	—	—	(320)	(320)	—	—	(929)	(929)
Pre-tax income/net income attributable to Corebridge	940	(96)	68	1,104	10,491	2,012	(320)	8,159	11,254	2,082	(929)	8,243
Fortitude Re related items
Net investment income on Fortitude Re funds withheld assets	(1,368)	(291)	—	(1,077)	(891)	(187)	—	(704)	(1,775)	(373)	—	(1,402)
Net realized (gains) losses on Fortitude Re funds withheld assets	224	48	—	176	397	83	—	314	(924)	(194)	—	(730)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	1,734	369	—	1,365	(6,347)	(1,370)	—	(4,977)	687	144	—	543
Net realized losses on Fortitude transactions	—	—	—	—	—	—	—	—	(26)	(5)	—	(21)
Subtotal Fortitude Re related items	590	126	—	464	(6,841)	(1,474)	—	(5,367)	(2,038)	(428)	—	(1,610)
Other Reconciling Items:
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	89	—	(89)	—	95	—	(95)	—	174	—	(174)
Deferred income tax valuation allowance (releases) charges	—	(11)	—	11	—	(157)	—	157	—	(26)	—	26
Changes in fair value of market risk benefits, net	(6)	(1)	—	(5)	(958)	(199)	—	(759)	(447)	(95)	—	(352)
Changes in fair value of securities used to hedge guaranteed living benefits	16	3	—	13	(30)	(6)	—	(24)	(56)	(12)	—	(44)
Changes in benefit reserves related to net realized gains (losses)	(6)	(1)	—	(5)	(15)	(3)	—	(12)	15	3	—	12
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	219	46	—	173
Net realized (gains) losses*	1,792	381	—	1,411	211	44	—	167	(711)	(149)	68	(494)
Non-operating litigation reserves and settlements	—	—	—	—	(25)	(5)	—	(20)	—	—	—	—
Separation costs	245	51	—	194	180	142	—	38	—	—	—	—
Restructuring and other costs	197	41	—	156	147	31	—	116	44	9	—	35
Non-recurring costs related to regulatory or accounting changes	18	4	—	14	12	3	—	9	31	7	—	24
Net (gain) loss on divestiture	(676)	(43)	—	(633)	1	—	—	1	(3,081)	(710)	—	(2,371)
Pension expense - non operating	15	3	—	12	1	—	—	1	12	3	—	9
Noncontrolling interests	68	—	(68)	—	(320)	—	320	—	(861)	—	861	—
Subtotal: Other non-Fortitude Re reconciling items	1,663	516	(68)	1,079	(796)	(55)	320	(421)	(4,835)	(750)	929	(3,156)
Total adjustments	2,253	642	(68)	1,543	(7,637)	(1,529)	320	(5,788)	(6,873)	(1,178)	929	(4,766)
Adjusted pre-tax operating income (loss)/Adjusted after-tax operating income (loss) attributable to Corebridge common shareholders	$3,193	$546	$—	$2,647	$2,854	$483	$—	$2,371	$4,381	$904	$—	$3,477
*    Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Additionally, gains (losses) related to the disposition of real estate investments are also excluded from this adjustment.

Corebridge | 2023 Form 10-K 87

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following table presents a reconciliation of the GAAP tax rate to the adjusted tax rate:

Years Ended December 31,	GAAP			Non-GAAP Adjustments		Adjusted
	Pre-tax			Pre-tax
(in millions)	Income	Tax	Rate	Adjustments	Tax	APTOI	Tax	Rate
2023
U.S. federal income tax at statutory rate	$940	$197	21.0%	$2,253	$474	$3,193	$671	21.0%
Rate adjustments
Dispositions of subsidiaries	—	(99)	(10.5)	—	99	—	—	0.0
Reclassifications from accumulated other comprehensive income	—	(52)	(5.5)	—	52	—	—	0.0
Noncontrolling interest	—	14	1.5	—	(14)	—	—	0.0
Dividends received deduction	—	(59)	(6.3)	—	—	—	(59)	(1.8)
State and local income taxes	—	12	1.3	—	7	—	19	0.6
Other	—	(3)	(0.4)	—	(2)	—	(5)	(0.2)
Adjustments to deferred tax assets	—	(40)	(4.3)	—	—		(40)	(1.3)
Adjustments to prior year tax returns	—	(67)	(7.1)	—	37	—	(30)	(0.9)
Share based compensation payments excess tax deduction	—	(10)	(1.1)	—	—	—	(10)	(0.3)
Valuation allowance	—	11	1.2	—	(11)	—	—	0.0
Amount Attributable to Corebridge	$940	$(96)	(10.2)%	$2,253	$642	$3,193	$546	17.1%
2022
U.S. federal income tax at statutory rate	$10,491	$2,203	21.0%	$(7,637)	$(1,604)	$2,854	$599	21.0%
Rate adjustments
Uncertain tax positions	—	2	0.0	—	—	—	2	0.1
Reclassifications from accumulated other comprehensive income	—	(84)	(0.7)	—	84	—	—	0.0
Noncontrolling interest	—	(67)	(0.6)	—	67	—	—	0.0
Dividends received deduction	—	(36)	(0.3)	—	—	—	(36)	(1.3)
Tax deconsolidation and separation costs	—	(104)	(1.0)	—	104	—	—	0.0
State and local income taxes	—	24	0.2	—	(35)	—	(11)	(0.4)
Other	—	(29)	(0.3)	—	12	—	(17)	(0.6)
Adjustments to prior year tax returns	—	(48)	(0.5)	—	—	—	(48)	(1.7)
Share based compensation payments excess tax deduction	—	(6)	(0.1)	—	—	—	(6)	(0.2)
Valuation allowance	—	157	1.5	—	(157)	—	—	—
Amount Attributable to Corebridge	$10,491	$2,012	19.2%	$(7,637)	$(1,529)	$2,854	$483	16.9%
2021
U.S. federal income tax at statutory rate	$11,254	$2,363	21.0%	$(6,873)	$(1,443)	$4,381	$920	21.0%
Rate adjustments:
Uncertain tax positions	—	(69)	(0.6)	—	66	—	(3)	(0.1)
Reclassifications from accumulated other comprehensive income	—	(108)	(1.0)	—	108	—	—	0.0
Noncontrolling interest	—	(197)	(1.7)	—	181	—	(16)	(0.4)
Dividends received deduction	—	(37)	(0.3)	—	—	—	(37)	(0.8)
State and local income taxes	—	105	0.9	—	(55)	—	50	1.1
Other	—	(2)	0.0	—	(13)	—	(15)	(0.3)
Adjustments to prior year tax returns	—	(3)	0.0	—	4	—	1	0.0
Share based compensation payments excess tax deduction	—	4	0.0	—	—	—	4	0.1
Valuation allowance	—	26	0.2	—	(26)	—	—	—
Amount Attributable to Corebridge	$11,254	$2,082	18.5%	$(6,873)	$(1,178)	$4,381	$904	20.6%
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

Corebridge | 2023 Form 10-K 88

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	December 31,
(in millions, except per common share data)	2023	2022	2021
Total Corebridge shareholders' equity (a)	$11,766	$9,380	$27,230
Less: Accumulated other comprehensive income (loss)	(13,458)	(16,863)	8,233
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,332)	(2,806)	2,629
Adjusted Book Value (b)	$22,892	$23,437	$21,626

Total common shares outstanding (c)	621.7	645.0	645.0

Book value per common share (a/c)	$18.93	$14.54	$42.22
Adjusted book value per common share (b/c)	$36.82	$36.34	$33.53
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
The following table presents the reconciliation of Adjusted ROAE:

	Years Ended December 31,
(in millions, unless otherwise noted)	2023	2022	2021
Actual or annualized net income (loss) attributable to Corebridge shareholders (a)	$1,104	$8,159	$8,243
Actual or annualized adjusted after-tax operating income attributable to Corebridge shareholders (b)	2,647	2,371	3,477
Average Corebridge shareholders’ equity (c)	10,326	15,497	34,441
Less: Average AOCI	(15,773)	(8,143)	9,105
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,702)	(919)	2,994
Average Adjusted Book Value (d)	$23,397	$22,721	$28,330

Return on Average Equity (a/c)	10.7%	52.6%	23.9%
Adjusted ROAE (b/d)	11.3%	10.4%	12.3%

Corebridge | 2023 Form 10-K 89

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
The following table presents the premiums and deposits:

	Years Ended December 31,
(in millions)	2023	2022	2021
Individual Retirement
Premiums	$213	$235	$195
Deposits(a)	17,971	14,900	13,473
Other(b)	(13)	(15)	(11)
Premiums and deposits	18,171	15,120	13,657
Group Retirement
Premiums	20	19	22
Deposits	8,063	7,923	7,744
Premiums and deposits(c)(d)	8,083	7,942	7,766
Life Insurance
Premiums	1,776	1,864	1,586
Deposits	1,583	1,601	1,635
Other(b)	941	771	1,007
Premiums and deposits	4,300	4,236	4,228
Institutional Markets
Premiums	5,607	2,913	3,774
Deposits	3,695	1,382	1,158
Other(b)	31	30	25
Premiums and deposits	9,333	4,325	4,957
Total
Premiums	7,616	5,031	5,577
Deposits	31,312	25,806	24,010
Other(b)	959	786	1,021
Premiums and deposits	$39,887	$31,623	$30,608
(a)Excludes deposits from the assets of our retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated in connection with the sale. Deposits from these retail mutual funds was $259 million for the year ended December 31, 2021.
(b)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(c)Excludes client deposits into advisory and brokerage accounts of $2.4 billion, $2.1 billion and $2.5 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
(d)Includes inflows related to in-plan mutual funds of $3.2 billion, $3.5 billion and $3.1 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The following table presents a reconciliation of Dividends to Normalized distributions:

	Years Ended December 31,
(in millions)	2023	2022	2021
Subsidiary dividends paid	$2,027	$1,821	$1,564
Less: Non-recurring dividends	—	—	(295)
Tax sharing payments related to utilization of tax attributes	—	401	902
Normalized distributions	$2,027	$2,222	$2,171

Corebridge | 2023 Form 10-K 90

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Years Ended December 31,
(in millions)	2023	2022	2021
Net investment income (net income basis)	$11,078	$9,576	$11,672
Net investment (income) on Fortitude Re funds withheld assets	(1,368)	(891)	(1,775)
Change in fair value of securities used to hedge guaranteed living benefits	(55)	(56)	(60)
Other adjustments	(28)	(50)	(30)
Derivative income recorded in net realized gains (losses)	212	179	110
Total adjustments	(1,239)	(818)	(1,755)
Net investment income (APTOI basis) *	$9,839	$8,758	$9,917
* Includes net investment income from Corporate and Other of $92 million, $473 million and $443 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

	Years Ended December 31,
(in millions)	2023	2022	2021
Individual Retirement
AUM	$149,691	$136,696	$160,244
AUA	—	—	—
Total Individual Retirement AUMA	149,691	136,696	160,244
Group Retirement
AUM	79,910	78,474	97,232
AUA	42,271	36,458	42,610
Total Group Retirement AUMA	122,181	114,932	139,842
Life Insurance
AUM	26,691	27,760	34,355
AUA	—	—	—
Total Life Insurance AUMA *	26,691	27,760	34,355
Institutional Markets
AUM	40,678	30,686	32,673
AUA	44,607	47,078	43,830
Total Institutional Markets AUMA	85,285	77,764	76,503
Total AUMA	$383,848	$357,152	$410,944
*    The December 31, 2023 AUMA excludes $181 million of assets that were reclassified to Assets held-for-sale in the Consolidated Balance Sheets. See Note 4 of Notes to the Consolidated Financial Statements for additional information.

Corebridge | 2023 Form 10-K 91

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
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
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Years Ended December 31,
(in millions)	2023	2022	2021
Individual Retirement
Spread income	$2,694	$2,027	$2,599
Fee income*	1,134	1,192	1,335
Total Individual Retirement*	3,828	3,219	3,934
Group Retirement
Spread income	828	867	1,269
Fee income	715	720	817
Total Group Retirement	1,543	1,587	2,086
Life Insurance
Underwriting margin	1,442	1,561	1,614
Total Life Insurance	1,442	1,561	1,614
Institutional Markets
Spread income	355	285	487
Fee income	64	63	61
Underwriting margin	71	77	102
Total Institutional Markets	490	425	650
Total
Spread income	3,877	3,179	4,355
Fee income	1,913	1,975	2,213
Underwriting margin	1,513	1,638	1,716
Total	$7,303	$6,792	$8,284
*Excludes fee income of $54 million for the year ended December 31, 2021, related to the assets of our retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated in connection with the sale.

Corebridge | 2023 Form 10-K 92

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Years Ended December 31,
(in millions)	2023	2022	2021
Individual Retirement
Base portfolio income	$4,852	$3,725	$3,478
Variable investment income, excluding affordable housing	56	163	711
Affordable housing*	—	—	145
Net investment income	4,908	3,888	4,334
Group Retirement
Base portfolio income	1,946	1,882	1,905
Variable investment income, excluding affordable housing	50	118	424
Affordable housing*	—	—	84
Net investment income	1,996	2,000	2,413
Life Insurance
Base portfolio income	1,275	1,282	1,246
Variable investment income, excluding affordable housing	7	107	316
Affordable housing*	—	—	59
Net investment income	1,282	1,389	1,621
Institutional Markets
Base portfolio income	1,534	995	865
Variable investment income, excluding affordable housing	52	54	269
Affordable housing*	—	—	21
Net investment income	1,586	1,049	1,155
Total
Base portfolio income	9,607	7,884	7,494
Variable investment income, excluding affordable housing	165	442	1,720
Affordable housing*	—	—	309
Net investment income (APTOI basis) - Insurance operations	$9,772	$8,326	$9,523
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
The following table presents a summary of our Net Flows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Individual Retirement
Fixed Annuities	$(1,870)	$(441)	$(2,396)
Fixed Index Annuities	5,632	4,521	4,072
Variable Annuities	(3,429)	(1,672)	(864)
Total Individual Retirement	333	2,408	812
Group Retirement	(6,302)	(3,111)	(3,208)
Total Net Flows*	$(5,969)	$(703)	$(2,396)
*Excludes net flows of $(1.4) billion for the year ended December 31, 2021, related to the retail mutual funds business that was sold to Touchstone on July 16, 2021, or otherwise liquidated in connection with the sale.

Corebridge | 2023 Form 10-K 93

ITEM 7 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the years ended December 31, 2023, 2022 and 2021. For factors that relate primarily to a specific business, see “Business Segment Operations.”
For a comparative discussion regarding Corebridge’s results of operations for the year ended December 31, 2022 and the year ended December 31, 2021 recast to reflect the adoption of LTDI, see Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2023.

	Years Ended December 31,
(in millions)	2023	2022	2021
Revenues:
Premiums	$7,691	$5,091	$5,653
Policy fees	2,797	2,914	3,005
Net investment income	11,078	9,576	11,672
Net realized gains (losses)	(3,572)	6,091	1,752
Advisory fee and other income	884	1,025	1,175
Total revenues	18,878	24,697	23,257
Benefits and expenses:
Policyholder benefits	9,362	6,720	7,387
Change in the fair value of market risk benefits, net	(6)	(958)	(447)
Interest credited to policyholder account balances	4,427	3,732	3,562
Amortization of deferred policy acquisition costs and value of business acquired	1,042	1,020	951
Non-deferrable insurance commissions	588	568	623
Advisory fee expenses	261	266	322
General operating expenses	2,360	2,323	2,104
Interest expense	580	534	389
(Gain) loss on extinguishment of debt	—	—	219
Net (gain) loss on divestitures	(676)	1	(3,081)
Net (gains) losses on Fortitude Re transactions	—	—	(26)
Total benefits and expenses	17,938	14,206	12,003
Income (loss) before income tax expense (benefit)	940	10,491	11,254
Income tax expense (benefit)	(96)	2,012	2,082
Net income (loss)	1,036	8,479	9,172
Less: Net income (loss) attributable to noncontrolling interests	(68)	320	929
Net income (loss) attributable to Corebridge	$1,104	$8,159	$8,243
The following table presents certain balance sheet data:

(in millions, except per common share data)	December 31, 2023	December 31, 2022
Balance sheet data:
Total assets	$379,270	$360,322
Long-term debt	$9,118	$7,868
Debt of consolidated investment entities	$2,504	$5,958
Total Corebridge shareholders’ equity	$11,766	$9,380
Book value per common share	$18.93	$14.54
Adjusted book value per common share	$36.82	$36.34
Financial Highlights
2023 to 2022 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded pre-tax income of $940 million in the year ended December 31, 2023 compared to pre-tax income of $10.5 billion in the year ended December 31, 2022. The change in pre-tax income was primarily due to:
•lower realized gains of $9.7 billion primarily driven by losses on the Fortitude Re funds withheld embedded derivative;

Corebridge | 2023 Form 10-K 94

ITEM 7 | Consolidated Results of Operations
•higher policyholder benefits of $2.6 billion primarily on new pension risk transfer business;
•lower favorable change in the fair value of market risk benefits, net of $952 million primarily driven by the impacts of changes in equity markets and interest rate volatility; and
•higher interest credited to policyholder account balances of $695 million primarily due to higher interest rates in fixed and fixed index annuities and increased interest rates on the growing GIC business.
Partially offset by:
•higher premiums of $2.6 billion primarily on new pension risk transfer business;
•higher net investment income of $1.5 billion primarily driven by higher base portfolio income and higher income related to the Fortitude Re funds withheld assets partially offset by lower variable investment income; and
•higher gain on divestitures of $677 million primarily resulting from the sale of Laya in 2023.
Income tax expense (benefit)
For the year ended December 31, 2023, there was an income tax benefit of $96 million on income from operations, resulting in an effective tax rate on income from operations of (10.2)%.
Refer to the reconciliation of the GAAP tax rate to the adjusted tax rate presented in “–– Use of Non-GAAP Financial Measures and Key Operating Metrics” presented herein.
Adjusted pre-tax operating income
The following table presents the impacts in connection with the adoption of LDTI on our previously reported APTOI for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Revenues:
Premiums	$5,115	$(2)	$5,113	$5,646	$17	$5,663
Policy fees	2,972	(58)	2,914	3,051	(46)	3,005
Total adjusted revenues	18,015	(60)	17,955	20,490	(29)	20,461
Benefits and expenses:
Policyholder benefits	7,333	(599)	6,734	8,028	(655)	7,373
Interest credited to policyholder account balances	3,681	44	3,725	3,569	11	3,580
Amortization of deferred acquisition costs	1,128	(108)	1,020	975	(24)	951
Non-deferrable insurance commissions	636	(68)	568	680	(57)	623
Total benefits and expenses	15,512	(731)	14,781	15,944	(725)	15,219
Adjusted pre-tax operating income	2,183	671	2,854	3,685	696	4,381

Corebridge | 2023 Form 10-K 95

ITEM 7 | Consolidated Results of Operations
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Years Ended December 31,
(in millions)	2023	2022	2021
Premiums	$7,694	$5,113	$5,663
Policy fees	2,797	2,914	3,005
Net investment income	9,839	8,758	9,917
Net realized gains*	(2)	170	701
Advisory fee and other income	884	1,000	1,175
Total adjusted revenues	21,212	17,955	20,461
Policyholder benefits	9,368	6,734	7,373
Interest credited to policyholder account balances	4,391	3,725	3,580
Amortization of deferred policy acquisition costs	1,042	1,020	951
Non-deferrable insurance commissions	588	568	623
Advisory fee expenses	261	266	322
General operating expenses	1,885	1,984	2,016
Interest expense	552	484	354
Total benefits and expenses	18,087	14,781	15,219
Noncontrolling interests	68	(320)	(861)
Adjusted pre-tax operating income	$3,193	$2,854	$4,381
* Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
2023 to 2022 APTOI Comparison
APTOI increased $339 million, primarily due to:
•higher premiums of $2.6 billion primarily on new pension risk transfer business; and
•higher net investment income of $1.1 billion primarily driven by higher base portfolio income partially offset by lower variable investment income reflecting lower alternative investment income.
Partially offset by:
•higher policyholder benefits of $2.6 billion primarily on new pension risk transfer business;
•higher interest credited to policyholder account balances of $666 million primarily due to higher sales activity in fixed and fixed index annuities and increased interest rates on the growing GIC business;
•lower policy and advisory fee income, net of advisory fee expenses, of $228 million primarily due to lower average variable annuity separate account asset values driven by negative net flows; and
•higher interest expense of $68 million primarily due to the issuance of senior unsecured notes, hybrid junior subordinated notes and borrowing under our unsecured Three-Year Delayed Draw Term Loan Agreement (the “Three-Year DDTL Facility”) beginning in April 2022 totaling $9.0 billion partially offset by the elimination of interest expense from the $8.3 billion affiliated promissory note to AIG that was repaid in 2022.

Business Segment Operations
Our business operations consist of five reportable segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities, variable annuities and retail mutual funds. On February 8, 2021, we announced the execution of a definitive agreement with Touchstone to sell certain assets of our retail mutual funds business. This Touchstone transaction closed on July 16, 2021. For further information on this sale, see Note 1 to our Consolidated Financial Statements.
•Group Retirement – consists of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and limited non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issues individual and group life insurance in the United Kingdom, and distributed private medical insurance in Ireland. On October 31, 2023 Corebridge completed the sale of Laya and the AIG Life sale is expected to close in the first half of 2024.
•Institutional Markets – consists of SVW products, structured settlement and PRT annuities, Corporate Markets products that include COLI-BOLI, private placement variable universal life and private placement variable annuities products and GICs.

Corebridge | 2023 Form 10-K 96

ITEM 7 | Business Segment Operations
•Corporate and Other – consists primarily of:
–corporate expenses not attributable to our other segments;
–interest expense on financial debt;
–results of our consolidated investment entities;
–institutional asset management business, which includes managing assets for non-consolidated affiliates; and
–results of our legacy insurance lines ceded to Fortitude Re.
For a comparative discussion regarding Corebridge’s results of operations for the year ended December 31, 2022 and the year ended December 31, 2021 recast to reflect the adoption of LTDI, see Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2023.
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to the Consolidated Financial Statements.

	Years Ended December 31,
(in millions)	2023	2022	2021
Individual Retirement	$2,312	$1,673	$2,289
Group Retirement	754	783	1,249
Life Insurance	373	447	459
Institutional Markets	379	334	547
Corporate and Other	(617)	(395)	(161)
Consolidation and elimination	(8)	12	(2)
Adjusted pre-tax operating income	$3,193	$2,854	$4,381

Corebridge | 2023 Form 10-K 97

ITEM 7 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Years Ended December 31,
(in millions)	2023	2022	2021
Revenues:
Premiums	$213	$235	$195
Policy fees	708	741	797
Net investment income:
Base portfolio income	4,852	3,725	3,478
Variable investment income (a)	56	163	856
Net investment income	4,908	3,888	4,334
Advisory fee and other income(b)(c)	426	451	592
Total adjusted revenues	6,255	5,315	5,918
Benefits and expenses:
Policyholder benefits	204	285	317
Interest credited to policyholder account balances	2,269	1,916	1,793
Amortization of deferred policy acquisition costs	572	523	451
Non-deferrable insurance commissions	355	351	396
Advisory fee expenses	141	141	189
General operating expenses	402	426	437
Interest expense	—	—	46
Total benefits and expenses	3,943	3,642	3,629
Adjusted pre-tax operating income	$2,312	$1,673	$2,289
(a)    Includes income from affordable housing of $145 million for the year ended December 31, 2021.
(b)    Includes fee income of $54 million for the year ended December 31, 2021, related to assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale.
(c)     Includes advisory fee income from registered investment services, 12b-1 fees (i.e., marketing and distribution fee income), and other asset management fee income.
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2023	2022	2021
Spread income(a)	$2,694	$2,027	$2,599
Fee income(b)	1,134	1,192	1,335
Policyholder benefits, net of premiums	9	(50)	(122)
Non-deferrable insurance commissions	(355)	(351)	(396)
Amortization of DAC and DSI	(627)	(578)	(509)
General operating expenses	(402)	(426)	(437)
Other(c)	(141)	(141)	(181)
Adjusted pre-tax operating income	$2,312	$1,673	$2,289
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $55 million, $55 million and $58 million for the years ended December 31, 2023, 2022 and 2021 respectively.
(b)Fee income represents policy fees plus advisory fee and other income. Fee income excludes fee income of $54 million for the year ended December 31, 2021, related to assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale.
(c)Other primarily represents advisory fee expenses. The year ended December 31, 2021, include fee income related to assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale and interest expense.

Corebridge | 2023 Form 10-K 98

ITEM 7 | Business Segment Operations
Financial Highlights
2023 to 2022 APTOI Comparison
APTOI increased $639 million, primarily due to:
•higher spread income of $667 million primarily driven by higher base spread income of $774 million due to improved base yields and growth in invested assets driven by higher sales, partially offset by lower variable investment income of $107 million.
Partially offset by:
•lower fee income of $58 million, primarily due to a decrease in mortality and expense fees of $35 million and other fee income of $23 million due to lower average variable annuity separate account asset values driven by negative net flows.
AUMA
The following table presents Individual Retirement AUMA by product:

	December 31,
(in millions)	2023	2022	2021
Fixed annuities	$53,570	$51,806	$57,823
Fixed index annuities	40,661	30,403	31,809
Variable annuities:
Variable annuities - General Account	7,715	9,443	12,862
Variable annuities - Separate Accounts	47,745	45,044	57,750
Variable annuities	55,460	54,487	70,612
Total	$149,691	$136,696	$160,244

2023 to 2022 AUMA Comparison
AUMA increased $13.0 billion driven by an increase of $10.3 billion in the general account and higher separate accounts asset values of $2.7 billion. The general account increased mostly due to positive general account net flows and income. The separate account increased primarily due to increases in the equity markets, partially offset by outflows from separate accounts.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Years Ended December 31,
(in millions)	2023	2022	2021
Spread income:
Total spread income
Base portfolio income	$4,852	$3,725	$3,478
Interest credited to policyholder account balances	(2,214)	(1,861)	(1,735)
Base spread income	2,638	1,864	1,743
Variable investment income, excluding affordable housing	56	163	711
Affordable housing	—	—	145
Total spread income(a)	$2,694	$2,027	$2,599
Fee income:
Policy fees	$708	$741	$797
Advisory fees and other income(b)	426	451	538
Total fee income	$1,134	$1,192	$1,335
(a)    Excludes amortization of DSI assets of $55 million, $55 million and $58 million for the years ended December 31, 2023, 2022 and 2021, respectively
(b)    Excludes fee income of $54 million for the year ended December 31, 2021, related to assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale.

Corebridge | 2023 Form 10-K 99

ITEM 7 | Business Segment Operations
The following table presents Individual Retirement net investment spread:

	Years Ended December 31,
	2023	2022	2021
Fixed annuities base net investment spread:
Base yield*	5.05%	4.03%	3.94%
Cost of funds	2.95	2.69	2.64
Fixed annuities base net investment spread	2.10	1.34	1.30
Fixed index annuities base net investment spread:
Base yield*	4.82	3.90	3.78
Cost of funds	2.01	1.54	1.39
Fixed index annuities base net investment spread	2.81	2.36	2.39
Variable annuities base net investment spread:
Base yield*	3.82	3.85	3.96
Cost of funds	1.48	1.43	1.42
Variable annuities base net investment spread	2.34	2.42	2.54
Total Individual Retirement base net investment spread:
Base yield*	4.89	3.98	3.89
Cost of funds	2.47	2.18	2.15
Total Individual Retirement base net investment spread	2.42%	1.80%	1.74%
*    Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
2023 to 2022 Comparison
See “Financial Highlights.”
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Years Ended December 31,
(in millions)	2023	2022	2021
Fixed annuities	$7,880	$5,695	$3,011
Fixed index annuities	8,505	6,316	5,621
Variable annuities	1,786	3,109	5,025
Total*	$18,171	$15,120	$13,657
*Excludes deposits of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale. Deposits from retail mutual funds were $259 million for the year ended December 31, 2021.

Net Flows	Years Ended December 31,
(in millions)	2023	2022	2021
Fixed annuities	$(1,870)	$(441)	$(2,396)
Fixed index annuities	5,632	4,521	4,072
Variable annuities	(3,429)	(1,672)	(864)
Total*	$333	$2,408	$812
*Excludes net flows related to the assets of the retail mutual funds business that were sold to Touchstone on July 16, 2021, or otherwise liquidated, in connection with the sale. Net flows from retail mutual funds were $(1.4) billion for the year ended December 31, 2021. Net flows for retail mutual funds represent deposits less withdrawals.
2023 to 2022 Comparison
Fixed Annuities Net outflows increased by $1.4 billion over the prior year, primarily due to higher surrenders and withdrawals of $3.5 billion and death benefits of $85 million, partially offset by higher premiums and deposits of $2.2 billion due to strong sales execution as interest rates rose.
Fixed Index Annuities Net inflows increased by $1.1 billion primarily due to higher premiums and deposits of $2.2 billion due to strong sales execution as interest rates rose, partially offset by higher surrenders and withdrawals of $1.0 billion and higher death benefits of $69 million.

Corebridge | 2023 Form 10-K 100

ITEM 7 | Business Segment Operations
Variable Annuities Net outflows increased $1.8 billion primarily due to lower premium and deposits of $1.3 billion, due to market volatility and higher surrenders and withdrawals of $496 million, partially offset by lower death benefits of $62 million.
Surrenders
The following table presents Individual Retirement surrender rates:

	Years Ended December 31,
	2023	2022	2021
Fixed annuities	16.3%	9.2%	7.2%
Fixed index annuities	6.7	4.8	4.7
Variable annuities	7.8	6.5	7.2
The following table presents account values for fixed annuities, fixed index annuities and variable annuities by surrender charge category:

	December 31,
	2023			2022			2021
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$21,793	$1,727	$29,819	$24,889	$2,270	$27,037	$26,165	$1,895	$31,910
Greater than 0% - 2%	1,023	3,326	6,717	1,783	1,353	6,962	2,071	1,587	10,276
Greater than 2% - 4%	2,844	6,413	5,799	2,256	4,532	5,081	2,401	3,958	9,394
Greater than 4%	21,766	28,128	11,014	18,905	25,196	12,082	16,285	21,222	12,435
Non-surrenderable(a)	2,474	—	1,156	2,453	—	1,155	2,372	—	1,149
Total account value(b)	$49,900	$39,594	$54,505	$50,286	$33,351	$52,317	$49,294	$28,662	$65,164
(a)    The non-surrenderable portion of variable annuities relates to funding agreements.
(b)    Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed and fixed index annuities, the proportion of account value subject to surrender charge at December 31, 2023 increased compared to December 31, 2022 primarily due to growth in business. The increase in the proportion of account value with no surrender charge for variable annuities as of December 31, 2023 compared to December 31, 2022 was principally due to normal aging of business.

Corebridge | 2023 Form 10-K 101

ITEM 7 | Business Segment Operations
Group Retirement
Group Retirement Results

	Years Ended December 31,
(in millions)	2023	2022	2021
Revenues:
Premiums	$20	$19	$22
Policy fees	406	415	480
Net investment income:
Base portfolio income	1,946	1,882	1,905
Variable investment income(a)	50	118	508
Net investment income	1,996	2,000	2,413
Advisory fee and other income(b)	309	305	337
Total adjusted revenues	2,731	2,739	3,252
Benefits and expenses:
Policyholder benefits	31	35	31
Interest credited to policyholder account balances	1,182	1,147	1,159
Amortization of deferred policy acquisition costs	82	80	78
Non-deferrable insurance commissions	124	123	122
Advisory fee expenses	118	124	133
General operating expenses	440	447	445
Interest expense	—	—	35
Total benefits and expenses	1,977	1,956	2,003
Adjusted pre-tax operating income	$754	$783	$1,249
(a)    Includes income from affordable housing of $84 million for the year ended December 31, 2021.
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
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2023	2022	2021
Spread income(a)	$828	$867	$1,269
Fee income(b)	715	720	817
Policyholder benefits, net of premiums	(11)	(16)	(9)
Non-deferrable insurance commissions	(124)	(123)	(122)
Amortization of DAC and DSI	(96)	(94)	(93)
General operating expenses	(440)	(447)	(445)
Other(c)	(118)	(124)	(168)
Adjusted pre-tax operating income	$754	$783	$1,249
(a)    Spread income represents net investment income less interest credited to policyholder account balances. Excludes amortization of DSI assets of $14 million, $14 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively
(b)    Fee income represents policy fee and advisory fee and other income.
(c)    Other consists of advisory fee expenses and interest expense.
Financial Highlights
2023 to 2022 APTOI Comparison
APTOI decreased $29 million, primarily due to:
•lower spread income of $39 million driven by a decrease in variable investment income of $68 million primarily due to lower alternative investment income, partially offset by higher base spread income of $29 million primarily due to higher yields on the base portfolio assets.

Corebridge | 2023 Form 10-K 102

ITEM 7 | Business Segment Operations
AUMA
The following table presents Group Retirement AUMA by product:

	December 31,
(in millions)	2023	2022	2021
AUMA by asset type:
In-plan spread based	$25,160	$27,473	$32,549
In-plan fee based	54,807	47,838	60,300
Total in-plan AUMA(a)	79,967	75,311	92,849
Out-of-plan proprietary - General Account	16,664	16,769	19,697
Out-of-plan proprietary - Separate Accounts	11,075	10,429	13,466
Total out-of-plan proprietary annuities	27,739	27,198	33,163
Advisory and brokerage assets	14,475	12,423	13,830
Total out-of-plan AUMA(b)	42,214	39,621	46,993
Total AUMA	$122,181	$114,932	$139,842
(a)    Includes $12.7 billion of AUMA at December 31, 2023, $12.5 billion of AUMA at December 31, 2022 and $15.1 billion of AUMA at December 31, 2021 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)    Includes $12.0 billion of AUMA at December 31, 2023, $10.7 billion of AUMA at December 31, 2022 and $11.9 billion of AUMA at December 31, 2021 that is associated with our out-of-plan investment advisory service that we offer to participants at an additional fee.
2023 to 2022 AUMA Comparison
In-plan assets increased by $4.7 billion driven by a $7.0 billion increase in fee based assets, primarily due to higher equity markets, partially offset by $2.3 billion decrease in spread based assets, primarily due to negative net flows. Out-of-plan proprietary annuity assets increased by $0.5 billion, primarily due to positive net flows. The increase of advisory and brokerage assets of $2.1 billion was driven by net new client deposits and higher equity markets.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Years Ended December 31,
(in millions)	2023	2022	2021
Spread income:
Base portfolio income	$1,946	$1,882	$1,905
Interest credited to policyholder account balances	(1,168)	(1,133)	(1,144)
Base spread income	778	749	761
Variable investment income, excluding affordable housing	50	118	424
Affordable housing	—	—	84
Total spread income*	$828	$867	$1,269
Fee income:
Policy fees	$406	$415	$480
Advisory fees and other income	309	305	337
Total fee income	$715	$720	$817
*Excludes amortization of DSI assets of $14 million, $14 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively

	Years Ended December 31,
	2023	2022	2021
Base net investment spread:
Base yield*	4.27%	4.04%	4.11%
Cost of funds	2.76	2.60	2.62
Base net investment spread	1.51%	1.44%	1.49%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
2023 to 2022 Comparison
See “Financial Highlights.”

Corebridge | 2023 Form 10-K 103

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

Premiums and Deposits and Net Flows	Years Ended December 31,
(in millions)	2023	2022	2021
In-plan(a)(b)	$5,165	$5,818	$5,911
Out-of-plan proprietary variable annuity	712	975	1,288
Out-of-plan proprietary fixed and index annuities	2,206	1,149	567
Premiums and deposits(c)	$8,083	$7,942	$7,766
Net Flows	$(6,302)	$(3,111)	$(3,208)
(a)    In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)    Includes inflows related to in-plan mutual funds of $3.2 billion, $3.5 billion and $3.1 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
(c)    Excludes client deposits into advisory and brokerage accounts of $2.4 billion, $2.1 billion and $2.5 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
2023 to 2022 Comparison
Net flows remained negative and declined by $3.2 billion primarily due to an increase in surrenders and withdrawals of $3.4 billion, partially offset by an increase in deposits of $141 million and a decrease in death and payout benefit annuity benefits of $65 million. Large plan acquisitions and surrenders resulted in lower net flows of $1.4 billion compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in higher contractual guaranteed minimum crediting rates.
Surrenders
The following table presents Group Retirement surrender rates:

	Years Ended December 31,
	2023	2022	2021
Surrender rates	12.9%	9.5%	8.8%
The following table presents account value for Group Retirement annuities by surrender charge category:

	December 31,
(in millions)	2023(a)	2022(a)	2021(a)
No surrender charge(b)	$70,500	$69,885	$80,725
Greater than 0% - 2%	1,251	454	711
Greater than 2% - 4%	1,698	435	854
Greater than 4%	5,757	6,281	6,139
Non-surrenderable	490	945	802
Total account value(c)	$79,696	$78,000	$89,231
(a)    Excludes mutual fund assets under administration of $27.8 billion, $24.0 billion and $28.8 billion at December 31, 2023, December 31, 2022 and December 31, 2021, respectively.
(b)    Group Retirement amounts in this category include account values in the general account of approximately $4.1 billion, $4.5 billion and $4.7 billion for the years ended December 31, 2023, 2022 and 2021, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and account values in the general account of $5.3 billion, $5.8 billion and $5.7 billion for the years ended December 31, 2023, 2022 and 2021, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(c)    Includes payout Immediate Annuities and funding agreements.
2023 to 2022 Comparison
Group Retirement annuity deposits are typically subject to a four- to seven-year surrender charge period, depending on the product. In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges. At December 31, 2023, Group Retirement annuity account values with no surrender charge increased compared to December 31, 2022 primarily due to an increase in assets under management from higher equity markets partially offset by negative net flows.

Corebridge | 2023 Form 10-K 104

ITEM 7 | Business Segment Operations
Life Insurance
Life Insurance Results

	Years Ended December 31,
(in millions)	2023	2022	2021
Revenues:
Premiums	$1,776	$1,864	$1,586
Policy fees	1,488	1,564	1,541
Net investment income:
Base portfolio income	1,275	1,282	1,246
Variable investment income*	7	107	375
Net investment income	1,282	1,389	1,621
Other income	93	121	110
Total adjusted revenues	4,639	4,938	4,858
Benefits and expenses:
Policyholder benefits	2,838	3,010	2,842
Interest credited to policyholder account balances	340	342	354
Amortization of deferred policy acquisition costs	379	410	416
Non-deferrable insurance commissions	88	72	80
Advisory fee expenses	2	1	—
General operating expenses	619	656	682
Interest expense	—	—	25
Total benefits and expenses	4,266	4,491	4,399
Adjusted pre-tax operating income	$373	$447	$459
*    Includes income from affordable housing of $59 million for the year ended December 31, 2021.
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2023	2022	2021
Underwriting margin(a)	$1,442	$1,561	$1,614
General operating expenses	(619)	(656)	(682)
Non-deferrable insurance commissions	(88)	(72)	(80)
Amortization of DAC	(379)	(410)	(416)
Impact of annual actuarial assumption update	19	25	48
Other(b)	(2)	(1)	(25)
Adjusted pre-tax operating income (loss)	$373	$447	$459
(a)    Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances. Underwriting margin is also exclusive of the impacts from the annual assumption update.
(b)    Other primarily represents interest expense and advisory fee expenses and interest expense.
Financial Highlights
2023 to 2022 APTOI Comparison
APTOI decreased $74 million, primarily due to:
•lower underwriting margin of $119 million from:
–lower net investment income of $107 million driven by:
– $100 million lower variable investment income reflecting lower gains on call and tender income and reduced alternatives performance;
–lower other income of $28 million, primarily driven by the sale of Laya in October 2023.
Partially offset by:
–favorable premiums and fees, net of policyholder benefits, excluding actuarial assumptions update, of $14 million, primarily driven by favorable domestic mortality.
Partially offset by:
•lower general operating expenses of $37 million.

Corebridge | 2023 Form 10-K 105

ITEM 7 | Business Segment Operations
AUMA
The following table presents Life Insurance AUMA:

	December 31,
(in millions)	2023	2022	2021
Total AUMA*	$26,691	$27,760	$34,355
*    The December 2023 AUMA excludes $181 million of assets that were reclassified to Assets held-for-sale in the Consolidated Balance Sheets. See Note 4 of Notes to the Consolidated Financial Statements for additional information.
December 31, 2023 to December 31, 2022 AUMA Comparison
AUMA decreased $1.1 billion in the year ended December 31, 2023 compared to the prior year-end due to increasing interest rates and widening credit spreads resulting in unrealized losses from fixed maturities securities and transfer of assets to a reinsurer.
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Years Ended December 31,
(in millions)	2023	2022	2021
Premiums	$1,776	$1,864	$1,586
Policy fees	1,488	1,564	1,541
Net investment income	1,282	1,389	1,621
Other income	93	121	110
Policyholder benefits	(2,838)	(3,010)	(2,842)
Interest credited to policyholder account balances	(340)	(342)	(354)
Less: Impact of annual actuarial assumption update	(19)	(25)	(48)
Underwriting margin	$1,442	$1,561	$1,614
2023 to 2022 Comparison
See “Financial Highlights.”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Years Ended December 31,
(in millions)	2023	2022	2021
Traditional Life	$1,811	$1,820	$1,804
Universal Life	1,583	1,600	1,635
Total U.S.	3,394	3,420	3,439
International	906	816	789
Premiums and deposits	$4,300	$4,236	$4,228
2023 to 2022 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $58 million in 2023 compared to the prior year primarily due to growth in international life premiums.

Corebridge | 2023 Form 10-K 106

ITEM 7 | Business Segment Operations
Institutional Markets
Institutional Markets Results

	Years Ended December 31,
(in millions)	2023	2022	2021
Revenues:
Premiums	$5,607	$2,913	$3,774
Policy fees	195	194	187
Net investment income:
Base portfolio income	1,534	995	865
Variable investment income*	52	54	290
Net investment income	1,586	1,049	1,155
Other income	2	2	2
Total adjusted revenues	7,390	4,158	5,118
Benefits and expenses:
Policyholder benefits	6,298	3,404	4,183
Interest credited to policyholder account balances	600	320	274
Amortization of deferred policy acquisition costs	9	7	6
Non-deferrable insurance commissions	19	20	22
General operating expenses	85	73	77
Interest expense	—	—	9
Total benefits and expenses	7,011	3,824	4,571
Adjusted pre-tax operating income	$379	$334	$547
* Includes income from affordable housing of $21 million for the year ended December 31, 2021.
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2023	2022	2021
Spread income(a)	$355	$285	$487
Fee income(b)	64	63	61
Underwriting margin(c)	71	77	102
Non-deferrable insurance commissions	(19)	(20)	(22)
General operating expenses	(85)	(73)	(77)
Other(d)	(7)	2	(4)
Adjusted pre-tax operating income	$379	$334	$547
(a)    Represents spread income on GIC, PRT and structured settlement products.
(b)    Represents fee income on SVW products.
(c)    Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
(d)    Includes net investment income on SVW products of $0 million, $5 million and $11 million for the years ended December 31, 2023, 2022 and 2021, respectively 2021 includes interest expense.
Financial Highlights
2023 to 2022 APTOI Comparison
APTOI increased $45 million, primarily due to:
•higher spread income of $70 million driven by $61 million higher base portfolio spread income and $9 million higher variable investment income primarily from private equity investments and yield enhancements.
Partially offset by:
•higher general operating expenses of $12 million supporting the business growth;
•lower other activity of $9 million primarily driven by lower stable value wrap net investment income; and
•lower underwriting margin of $6 million primarily driven by lower variable investment income from private equity and call and tender income in the Corporate Markets business.

Corebridge | 2023 Form 10-K 107

ITEM 7 | Business Segment Operations
AUMA
The following table presents Institutional Markets AUMA:

	December 31,
(in millions)	2023	2022	2021
SVW (AUA)	$44,607	$47,078	$43,830
GIC, PRT and Structured settlements (AUM)	33,579	23,096	23,863
All other (AUM)	7,099	7,590	8,810
Total AUMA	$85,285	$77,764	$76,503
2023 to 2022 AUMA Comparison
AUMA increased $7.5 billion due to premiums and deposits of $9.3 billion, primarily PRT and GIC products, and investment performance and other activity of $5.9 billion, partially offset by benefit payments on the GIC, PRT and structured settlement products of $4.1 billion and net outflows of $3.6 billion from SVW products.
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Years Ended December 31,
(in millions)	2023	2022	2021
Premiums	$5,642	$2,950	$3,810
Net investment income	1,446	901	969
Policyholder benefits	(6,243)	(3,352)	(4,126)
Interest credited to policyholder account balances	(490)	(213)	(166)
Less: impact of annual actuarial assumption update	—	(1)	—
Total spread income(a)	$355	$285	$487
SVW fees	$64	$63	$61
Total fee income	$64	$63	$61
Premiums	$(35)	$(37)	$(35)
Policy fees (excluding SVW)	131	131	126
Net investment income	140	143	175
Other income	2	2	1
Policyholder benefits	(55)	(52)	(57)
Interest credited to policyholder account balances	(110)	(107)	(108)
Less: impact of annual actuarial assumption update	(2)	(3)	—
Total underwriting margin(b)	$71	$77	$102
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
2023 to 2022 Comparison
See “Financial Highlights.”
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Years Ended December 31,
(in millions)	2023	2022	2021
PRT	$5,401	$2,749	$3,667
GICs	3,344	1,000	1,000
Other*	588	576	290
Premiums and deposits	$9,333	$4,325	$4,957
*    Other principally consists of structured settlements, Corporate Markets and SVW product.
2023 to 2022 Comparison
Premiums and deposits increased compared to the prior year period by $5.0 billion, primarily due to higher premiums on new PRT business of $2.7 billion and higher deposits on new GICs of $2.3 billion.

Corebridge | 2023 Form 10-K 108

ITEM 7 | Business Segment Operations
Corporate and Other
Corporate and Other primarily consists of interest expense on financial debt, parent expenses not attributable to other segments, institutional asset management business, which includes managing assets for non-consolidated affiliates, results of our consolidated investment entities, results of our legacy insurance lines ceded to Fortitude Re and intercompany eliminations.
Corporate and Other Results

	Years Ended December 31,
(in millions)	2023	2022	2021
Revenues:
Premiums(a)	$78	$82	$86
Net investment income	92	473	443
Net realized gains (losses) on real estate investments	(2)	170	701
Other income	54	121	134
Total adjusted revenues	222	846	1,364
Benefits and expenses:
Policyholder benefits	(3)	—	—
Non-deferrable insurance commissions	2	2	3
General operating expenses:
Corporate and other(a)(b)	270	241	220
Asset management(c)	69	143	155
Total general operating expenses	339	384	375
Interest expense:
Corporate	431	299	57
Asset management and other(d)	138	236	229
Total interest expense	569	535	286
Total benefits and expenses	907	921	664
Noncontrolling interest(e)	68	(320)	(861)
Adjusted pre-tax operating loss before consolidation and eliminations	(617)	(395)	(161)
Consolidations and eliminations	(8)	12	(2)
Adjusted pre-tax operating loss	$(625)	$(383)	$(163)

(a)Premiums include an expense allowance associated with Fortitude Re which is entirely offset in general and operating expenses – Corporate and Other.
(b)General and operating expenses - Corporate and Other include $143 million of expenses incurred by AIG which were not billed to Corebridge for the year ended December 31, 2021. As part of separation in 2022, these expenses are now directly incurred by Corebridge.
(c)General operating expenses – Asset management primarily represent the costs to manage the investment portfolio for affiliates that are not included in the consolidated financial statements of Corebridge.
(d)Interest expense - Asset management relates to consolidated investment entities, the VIEs, for which we are the primary beneficiary; however, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us except in limited circumstances when we have provided a guarantee to the VIE’s interest holders. As of December 31, 2021, the VIEs for which Corebridge previously provided guarantees have been terminated. Interest expense on consolidated investment entities was $216 million for the year ended December 31, 2021.
(e)Noncontrolling interests represent the third-party or Corebridge affiliated interest in internally managed consolidated investment vehicles and are almost entirely offset within net investment income, net realized gains (losses) and interest expense.

Corebridge | 2023 Form 10-K 109

ITEM 7 | Business Segment Operations
Corporate and Other Sources of Earnings
The following table presents the sources of earnings of the Corporate and Other segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2023	2022	2021
Corporate expenses	$(175)	$(160)	$(143)
Interest expense on financial debt	(431)	(299)	(57)
Asset management	16	38	30
Consolidated investment entities(a)	2	24	19
Other(b)(c)	(37)	14	(12)
Adjusted pre-tax operating loss	$(625)	$(383)	$(163)
(a)     Includes $(25) million for the year ended December 31, 2021 of APTOI attributable to six transactions AIG entered into between 2012 and 2014 which securitized portfolios of certain debt securities, the majority of which were previously owned by Corebridge. During the year ended December 31, 2021, all six transactions were terminated. See Note 9 to the Consolidated Financial Statements.
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
Financial Highlights
2023 to 2022 APTOI Comparison
Adjusted pre-tax operating loss increased $242 million primarily due to:
•higher interest expense on financial debt of $132 million primarily due to the issuance of senior unsecured notes, hybrid junior subordinated notes and borrowing under our Three-Year DDTL Facility in 2022 totaling $9.0 billion partially offset by the elimination of interest expense from the $8.3 billion affiliated promissory note to AIG that was repaid in 2022;
•unfavorable change from other sources of earnings of $51 million primarily due to a $56 million gain related to a change in value of our minority investment in Fortitude Re Bermuda partially offset by net investment losses from certain legacy investments in 2022; and
•lower consolidated investment entities of $22 million driven by lower income on the real estate portfolio due to gains on sales in 2022 and mark-to-market adjustments.

Corebridge | 2023 Form 10-K 110

ITEM 7 | Investments

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector, issuer and geographic perspectives. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At December 31, 2023, for $202.8 billion of invested assets supporting our insurance operating companies, approximately 47% are in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 31% of our fixed income securities, and 99% are investment grade. At December 31, 2022, for $186.5 billion of invested assets supporting our insurance operating companies, approximately 48% are in corporate debt securities. MBS, ABS and CLOs represent 29% of our fixed income securities and 99% are investment grade.
See “Business—Investment Management” for further information, including current and future management of our investment portfolio.”
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
•we actively manage our assets and liabilities, counterparties and duration. Our liquidity sources are held primarily in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. Certain of our subsidiaries are members of the FHLBs in their respective districts, and we borrow from the FHLB utilizing its funding agreement program. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. This strategy allows us to both diversify our sources of liquidity and reduce the cost of maintaining sufficient liquidity;
•within the United States, investments are generally split between reserve-backing and surplus portfolios:
–insurance liabilities are backed mainly by investment grade fixed maturity securities that meet our duration, risk-return, tax liquidity, credit quality and diversification objectives. We assess asset classes based on their fundamental underlying risk factors, including credit (public and private), commercial real estate and residential real estate, regardless of whether such investments are bonds, loans or structured products; and
–surplus investments seek to enhance portfolio returns and are generally comprised of a mix of fixed maturity investment grade and below investment grade securities and various alternative asset classes, including private equity, real estate equity and hedge funds. Over the past few years, hedge fund investments have been reduced;
•outside of the United States, fixed maturity securities held by our insurance companies consist primarily of investment grade securities generally denominated in the currencies of the countries in which we operate; and
•we also utilize derivatives to manage our asset and liability duration as well as currency exposures.
Asset Liability Management
Our investment strategy is to invest in assets that generate net investment income to back policyholder benefit and deposit liabilities that result in stable distributable earnings and enhance portfolio value, subject to asset-liability management, capital, liquidity and regulatory constraints.

Corebridge | 2023 Form 10-K 111

ITEM 7 | Investments
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
Fixed maturity securities of our domestic operations have an average duration of 6.9 years as of December 31, 2023.
In addition, we seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to earnings fluctuations, they have historically achieved accumulative returns over time in excess of the fixed maturity portfolio returns.

Corebridge | 2023 Form 10-K 112

ITEM 7 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
December 31, 2023
Bonds available-for-sale:
U.S. government and government-sponsored entities	$946	$274	$1,220
Obligations of states, municipalities and political subdivisions	5,178	653	5,831
Non-U.S. governments	3,782	275	4,057
Corporate debt	94,118	11,964	106,082
Mortgage-backed, asset-backed and collateralized:
RMBS	13,531	746	14,277
CMBS	9,493	488	9,981
CLO	10,938	206	11,144
ABS	13,337	598	13,935
Total mortgage-backed, asset-backed and collateralized	47,299	2,038	49,337
Total bonds available-for-sale	151,323	15,204	166,527
Other bond securities	366	4,212	4,578
Total fixed maturities	151,689	19,416	171,105
Equity securities	63	—	63
Mortgage and other loans receivable:
Residential mortgages	8,428	—	8,428
Commercial mortgages	30,354	3,204	33,558
Life insurance policy loans	1,416	330	1,746
Commercial loans, other loans and notes receivable	2,961	174	3,135
Total mortgage and other loans receivable(a)	43,159	3,708	46,867
Other invested assets(b)	8,163	2,094	10,257
Short-term investments	4,207	129	4,336
Total(c)	$207,281	$25,347	$232,628
December 31, 2022
Bonds available-for-sale:
U.S. government and government-sponsored entities	$925	$273	$1,198
Obligations of states, municipalities and political subdivisions	5,195	731	5,926
Non-U.S. governments	3,977	415	4,392
Corporate debt	91,939	12,753	104,692
Mortgage-backed, asset-backed and collateralized:
RMBS	11,122	822	11,944
CMBS	9,528	540	10,068
CLO	7,994	192	8,186
ABS	9,774	613	10,387
Total mortgage-backed, asset-backed and collateralized	38,418	2,167	40,585
Total bonds available-for-sale	140,454	16,339	156,793
Other bond securities	284	3,485	3,769
Total fixed maturities	140,738	19,824	160,562
Equity securities	170	—	170
Mortgage and other loans receivable:
Residential mortgages	5,851	—	5,851
Commercial mortgages	29,190	3,272	32,462
Life insurance policy loans	1,395	355	1,750
Commercial loans, other loans and notes receivable	4,285	218	4,503
Total mortgage and other loans receivable(a)	40,721	3,845	44,566
Other invested assets(b)	8,392	2,026	10,418
Short-term investments	4,331	69	4,400
Total(c)	$194,352	$25,764	$220,116
(a)    Net of total allowance for credit losses for $698 million and $600 million at December 31, 2023 and December 31, 2022, respectively.
(b)    Other invested assets, excluding Fortitude Re funds withheld assets, include $5.6 billion and $5.3 billion of private equity funds as of December 31, 2023 and December 31, 2022, respectively, which are generally reported on a one-quarter lag.
(c)    Includes the consolidation of approximately $5.9 billion and $9.7 billion of consolidated investment entities at December 31, 2023 and December 31, 2022, respectively.

Corebridge | 2023 Form 10-K 113

ITEM 7 | Investments
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	December 31, 2023	December 31, 2022
Bonds available-for-sale:
U.S. government and government-sponsored entities	$945	$928
Obligations of states, municipalities and political subdivisions	5,178	5,194
Non-U.S. governments	3,782	3,978
Corporate debt
Public credit	73,014	68,135
Private credit	21,388	20,741
Total corporate debt	94,402	88,876
Mortgage-backed, asset-backed and collateralized:
RMBS	13,941	11,546
CMBS	9,493	9,527
CLO	10,893	8,292
ABS	13,337	9,775
Total mortgage-backed, asset-backed and collateralized	47,664	39,140
Total bonds available-for-sale	151,971	138,116
Other bond securities	329	357
Total fixed maturities	152,300	138,473
Equity securities	55	119
Mortgage and other loans receivable:
Residential mortgages	6,869	4,181
Commercial mortgages	30,892	29,632
Commercial loans, other loans and notes receivable	3,040	4,465
Total mortgage and other loans receivable(a)(b)	40,801	38,278
Other invested assets
Hedge funds	222	796
Private equity(c)	5,012	4,529
Real estate investments	270	266
Other invested assets - All other	290	254
Total other invested assets	5,794	5,845
Short-term investments	3,881	3,781
Total(d)	$202,831	$186,496
(a)    Does not reflect allowance for credit loss on mortgage loans of $623 million and $509 million at December 31, 2023 and December 31, 2022, respectively.
(b)    Does not reflect policy loans of $1.4 billion and $1.4 billion at December 31, 2023 and December 31, 2022, respectively.
(c)    Private equity funds are generally reported on a one-quarter lag.
(d)     Excludes approximately $5.9 billion and $9.7 billion of consolidated investment entities as well as $2.3 billion and $2.7 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at December 31, 2023 and December 31, 2022, respectively.
Credit Ratings
At December 31, 2023, nearly all our fixed maturity securities were held by our U.S. entities and 93% of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s, S&P, Fitch or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Investments team, with oversight from credit risk management, closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities.

Corebridge | 2023 Form 10-K 114

ITEM 7 | Investments
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of December 31, 2023 and December 31, 2022, 95% and 91%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 95% and 94% investment grade as of December 31, 2023 and December 31, 2022, respectively. The remaining below investment grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
December 31, 2023
Other fixed maturity securities	$49,628	$46,891	$96,519	$4,104	$2,983	$389	$58	$7,534	$104,053
Mortgage-backed, asset-backed and collateralized	41,165	5,806	46,971	307	224	44	11	586	47,557
Total(b)	$90,793	$52,697	$143,490	$4,411	$3,207	$433	$69	$8,120	$151,610
Fortitude Re funds withheld assets									$19,416
Total fixed maturities									$171,026
December 31, 2022
Other fixed maturity securities	$44,981	$45,166	$90,147	$5,058	$5,915	$655	$268	$11,896	$102,043
Mortgage-backed, asset-backed and collateralized	33,031	5,330	38,361	227	73	3	10	313	38,674
Total(b)	$78,012	$50,496	$128,508	$5,285	$5,988	$658	$278	$12,209	$140,717
Fortitude Re funds withheld assets									$19,824
Total fixed maturities									$160,541
(a)Includes $63 million and $6 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of December 31, 2023 and $2.8 billion and $142 million of NAIC 4 and 5 securities, respectively, as of December 31, 2022. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $79 million and $21 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2023 and December 31, 2022, respectively.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	December 31, 2023	December 31, 2022
NAIC 1	$91,207	$78,518
NAIC 2	53,029	50,946
NAIC 3	4,408	4,860
NAIC 4	3,147	3,224
NAIC 5 and 6	496	904
Total(a)(b)	$152,287	$138,452
(a)    Excludes approximately $121 million and $3.4 billion of consolidated investment entities and $732 million and $1.2 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at December 31, 2023 and December 31, 2022, respectively.
(b)    Excludes $13 million and $21 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2023 and December 31, 2022, respectively.

Corebridge | 2023 Form 10-K 115

ITEM 7 | Investments
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
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
December 31, 2023
Other fixed maturity securities	$49,833	$46,706	$96,539	$4,083	$3,014	$417	$7,514	$104,053
Mortgage-backed, asset-backed and collateralized	37,795	6,439	44,234	430	335	2,558	3,323	47,557
Total(c)	$87,628	$53,145	$140,773	$4,513	$3,349	$2,975	$10,837	$151,610
Fortitude Re funds withheld assets								$19,416
Total fixed maturities								$171,026
December 31, 2022
Other fixed maturity securities	$46,059	$44,068	$90,127	$5,081	$5,910	$925	$11,916	$102,043
Mortgage-backed, asset-backed and collateralized	29,367	5,768	35,135	336	273	2,930	3,539	38,674
Total(c)	$75,426	$49,836	$125,262	$5,417	$6,183	$3,855	$15,455	$140,717
Fortitude Re funds withheld assets								$19,824
Total fixed maturities								$160,541
(a)    Includes $2.7 billion and $3.0 billion at December 31, 2023 and December 31, 2022, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)    Includes $76 million of consolidated CLOs as of December 31, 2023 and $3.4 billion as of December 31, 2022. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c)     Excludes $79 million and $21 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2023 and December 31, 2022, respectively.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries:

Composite Corebridge Credit Rating For Our Insurance Operating Subsidiaries (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
December 31, 2023
Other fixed maturity securities	$49,836	$47,056	$96,892	$4,079	$2,957	$408	$7,444	$104,336
Mortgage-backed, asset-backed and collateralized	38,204	6,422	44,626	434	338	2,553	3,325	47,951
Total fixed maturities*	$88,040	$53,478	$141,518	$4,513	$3,295	$2,961	$10,769	$152,287
December 31, 2022
Other fixed maturity securities	$46,060	$44,410	$90,470	$4,577	$3,236	$700	$8,513	$98,983
Mortgage-backed, asset-backed and collateralized	29,869	5,886	35,755	401	276	3,037	3,714	39,469
Total fixed maturities*	$75,929	$50,296	$126,225	$4,978	$3,512	$3,737	$12,227	$138,452
*     Excludes $13 million and $21 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2023 and December 31, 2022, respectively.
For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk.”

Corebridge | 2023 Form 10-K 116

ITEM 7 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Rating:
Other fixed maturity securities*
AAA	$1,656	$2,493	$—	$—	$1,656	$2,493
AA	21,970	17,600	14	16	21,984	17,616
A	26,193	25,950	—	—	26,193	25,950
BBB	46,688	44,065	18	3	46,706	44,068
Below investment grade	7,506	11,855	10	7	7,516	11,862
Non-rated	11	73	—	2	11	75
Total	$104,024	$102,036	$42	$28	$104,066	$102,064
Mortgage-backed, asset-
backed and collateralized
AAA	$9,720	$11,418	$19	$22	$9,739	$11,440
AA	20,577	11,737	83	90	20,660	11,827
A	7,293	6,009	103	91	7,396	6,100
BBB	6,383	5,736	56	32	6,439	5,768
Below investment grade	3,297	3,391	19	21	3,316	3,412
Non-rated	29	127	44	—	73	127
Total	$47,299	$38,418	$324	$256	$47,623	$38,674
Total
AAA	$11,376	$13,911	$19	$22	$11,395	$13,933
AA	42,547	29,337	97	106	42,644	29,443
A	33,486	31,959	103	91	33,589	32,050
BBB	53,071	49,801	74	35	53,145	49,836
Below investment grade	10,803	15,246	29	28	10,832	15,274
Non-rated	40	200	44	2	84	202
Total	$151,323	$140,454	$366	$284	$151,689	$140,738

Corebridge | 2023 Form 10-K 117

ITEM 7 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Rating:
Other fixed maturity securities*
AAA	$387	$439	$23	$22	$410	$461
AA	3,603	3,272	795	706	4,398	3,978
A	3,559	4,022	158	168	3,717	4,190
BBB	5,084	5,734	1,225	935	6,309	6,669
Below investment grade	533	705	457	420	990	1,125
Non-rated	—	—	6	2	6	2
Total	$13,166	$14,172	$2,664	$2,253	$15,830	$16,425
Mortgage-backed, asset- backed and collateralized
AAA	$141	$222	$117	$88	$258	$310
AA	770	727	555	478	1,325	1,205
A	238	289	225	146	463	435
BBB	361	348	591	459	952	807
Below investment grade	526	581	59	60	585	641
Non-rated	2	—	1	1	3	1
Total	$2,038	$2,167	$1,548	$1,232	$3,586	$3,399
Total
AAA	$528	$661	$140	$110	$668	$771
AA	4,373	3,999	1,350	1,184	5,723	5,183
A	3,797	4,311	383	314	4,180	4,625
BBB	5,445	6,082	1,816	1,394	7,261	7,476
Below investment grade	1,059	1,286	516	480	1,575	1,766
Non-rated	2	—	7	3	9	3
Total	$15,204	$16,339	$4,212	$3,485	$19,416	$19,824

Corebridge | 2023 Form 10-K 118

ITEM 7 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Rating:
Other fixed maturity securities*
AAA	$2,043	$2,932	$23	$22	$2,066	$2,954
AA	25,573	20,872	809	722	26,382	21,594
A	29,752	29,972	158	168	29,910	30,140
BBB	51,772	49,799	1,243	938	53,015	50,737
Below investment grade	8,039	12,560	467	427	8,506	12,987
Non-rated	11	73	6	4	17	77
Total	$117,190	$116,208	$2,706	$2,281	$119,896	$118,489
Mortgage-backed, asset-backed and collateralized
AAA	$9,861	$11,640	$136	$110	$9,997	$11,750
AA	21,347	12,464	638	568	21,985	13,032
A	7,531	6,298	328	237	7,859	6,535
BBB	6,744	6,084	647	491	7,391	6,575
Below investment grade	3,823	3,972	78	81	3,901	4,053
Non-rated	31	127	45	1	76	128
Total	$49,337	$40,585	$1,872	$1,488	$51,209	$42,073
Total
AAA	$11,904	$14,572	$159	$132	$12,063	$14,704
AA	46,920	33,336	1,447	1,290	48,367	34,626
A	37,283	36,270	486	405	37,769	36,675
BBB	58,516	55,883	1,890	1,429	60,406	57,312
Below investment grade	11,862	16,532	545	508	12,407	17,040
Non-rated	42	200	51	5	93	205
Total	$166,527	$156,793	$4,578	$3,769	$171,105	$160,562
*    Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	December 31, 2023			December 31, 2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Chile	$357	$13	$370	$343	$19	$362
Indonesia	344	23	367	381	34	415
Mexico	257	13	270	239	27	266
France	229	18	247	149	17	166
United Arab Emirates	221	4	225	298	12	310
Qatar	204	61	265	218	87	305
Saudi Arabia	185	20	205	200	22	222
Norway	160	—	160	162	—	162
Colombia	155	26	181	132	25	157
Panama	145	19	164	150	29	179
Other	1,525	91	1,616	1,705	165	1,870
Total*	$3,782	$288	$4,070	$3,977	$437	$4,414
*    Includes bonds available-for-sale and other bond securities.

Corebridge | 2023 Form 10-K 119

ITEM 7 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	December 31, 2023			December 31, 2022
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$25,875	$2,429	$28,304	$23,751	$2,699	$26,450
Utilities	14,108	2,545	16,653	13,579	2,708	16,287
Communications	5,957	730	6,687	5,718	767	6,485
Consumer noncyclical	12,093	1,444	13,537	12,466	1,525	13,991
Capital goods	4,230	412	4,642	4,491	462	4,953
Energy	8,323	1,096	9,419	7,361	1,126	8,487
Consumer cyclical	5,114	520	5,634	6,820	581	7,401
Basic materials	3,141	350	3,491	3,285	467	3,752
Other	15,277	2,438	17,715	14,468	2,418	16,886
Total*	$94,118	$11,964	$106,082	$91,939	$12,753	$104,692
*    93% and 89% of investments were rated investment grade at December 31, 2023 and December 31, 2022, respectively.
Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 9% and 8% at December 31, 2023 and December 31, 2022, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Corebridge | 2023 Form 10-K 120

ITEM 7 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	December 31, 2023		December 31, 2022
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$4,218	31%	$4,478	40%
AAA	20		4,345
AA	4,198		133
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	3,147	23%	2,641	24%
AAA	692		24
AA	685		689
A	38		35
BBB	54		41
Below investment grade	1,678		1,852
Non-rated	—		—
Sub-prime RMBS	1,124	8%	1,217	11%
AAA	—		—
AA	78		68
A	60		65
BBB	50		51
Below investment grade	936		1,033
Non-rated	—		—
Prime non-agency	2,399	18%	1,471	13%
AAA	1,163		331
AA	847		803
A	198		136
BBB	76		57
Below investment grade	113		144
Non-rated	2		—
Other housing related	2,643	20%	1,315	12%
AAA	1,822		795
AA	465		230
A	246		206
BBB	93		77
Below investment grade	13		6
Non-rated	4		1
Total RMBS excluding Fortitude Re funds withheld assets	13,531	100%	11,122	100%
Total RMBS Fortitude Re funds withheld assets	746		822
Total RMBS(a)(b)	$14,277		$11,944
(a)    Includes $2.7 billion and $3.0 billion at December 31, 2023 and December 31, 2022, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)    The weighted average expected life was 7 years at December 31, 2023 and 6 years at December 31, 2022.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | 2023 Form 10-K 121

ITEM 7 | Investments
Investments in CMBS
The following table presents our CMBS available-for-sale securities:

	December 31, 2023		December 31, 2022
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$8,265	87%	$8,085	85%
AAA	3,691		3,875
AA	2,855		2,642
A	753		732
BBB	621		564
Below investment grade	345		272
Non-rated	—		—
Agency	815	9%	1,017	11%
AAA	3		484
AA	812		525
A	—		—
BBB	—		8
Below investment grade	—		—
Non-rated	—		—
Other	413	4%	426	4%
AAA	91		105
AA	130		131
A	100		97
BBB	92		93
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	9,493	100%	9,528	100%
Total Fortitude Re funds withheld assets	488		540
Total	$9,981		$10,068
The fair value of CMBS holdings decreased slightly during the year ended December 31, 2023. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Corebridge | 2023 Form 10-K 122

ITEM 7 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available-for-sale securities by collateral type:

	December 31, 2023		December 31, 2022
(dollars in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$10,808	44%	$7,893	44%
AAA	1,741		1,056
AA	5,246		4,049
A	3,058		2,384
BBB	727		400
Below investment grade	13		4
Non-rated	23		—
CDO - other	130	1%	100	1%
AAA	1		—
AA	125		100
A	—		—
BBB	1		—
Below investment grade	3		—
Non-rated	—		—
ABS	13,337	55%	9,775	55%
AAA	496		403
AA	5,136		2,367
A	2,840		2,354
BBB	4,669		4,445
Below investment grade	196		80
Non-rated	—		126
Total excluding Fortitude Re funds withheld assets	24,275	100%	17,768	100%
Total Fortitude Re funds withheld assets	804		805
Total	$25,079		$18,573
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2023	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)
Investment grade bonds
0-6 months	$8,072	$358	964	$2,687	$779	209	$6	$3	—	$10,765	$1,140	1,173
7-11 months	9,583	490	880	2,176	628	178	4	2	—	11,763	1,120	1,058
12 months or more	74,309	6,603	7,899	28,479	7,968	2,391	79	42	10	102,867	14,613	10,300
Total	91,964	7,451	9,743	33,342	9,375	2,778	89	47	10	125,395	16,873	12,531
Below investment grade bonds
0-6 months	1,635	64	449	110	40	41	8	7	8	1,753	111	498
7-11 months	497	18	98	47	13	4	1	1	2	545	32	104
12 months or more	5,127	325	1,066	606	177	104	39	25	8	5,772	527	1,178
Total	7,259	407	1,613	763	230	149	48	33	18	8,070	670	1,780
Total bonds
0-6 months	9,707	422	1,413	2,797	819	250	14	10	8	12,518	1,251	1,671
7-11 months	10,080	508	978	2,223	641	182	5	3	2	12,308	1,152	1,162
12 months or more	79,436	6,928	8,965	29,085	8,145	2,495	118	67	18	108,639	15,140	11,478
Total excluding Fortitude Re funds withheld assets	$99,223	$7,858	11,356	$34,105	$9,605	2,927	$137	$80	28	$133,465	$17,543	14,311
Total Fortitude Re funds withheld assets										$16,725	$2,934	891
Total										$150,190	$20,477	15,202

Corebridge | 2023 Form 10-K 123

ITEM 7 | Investments

December 31, 2022	Less Than or Equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)
Investment grade bonds
0-6 months	$58,919	$5,036	6,736	$30,974	$9,161	2,999	$447	$238	25	$90,340	$14,435	9,760
7-11 months	22,018	2,112	2,197	3,126	836	159	21	13	1	25,165	2,961	2,357
12 months or more	7,759	942	716	9,398	2,667	690	20	11	3	17,177	3,620	1,409
Total	88,696	8,090	9,649	43,498	12,664	3,848	488	262	29	132,682	21,016	13,526
Below Investment grade bonds
0-6 months	5,310	354	1,492	823	235	222	39	28	17	6,172	617	1,731
7-11 months	3,544	182	1,201	95	24	51	7	5	7	3,646	211	1,259
12 months or more	3,395	225	1,017	321	87	73	9	8	9	3,725	320	1,099
Total	12,249	761	3,710	1,239	346	346	55	41	33	13,543	1,148	4,089
Total bonds
0-6 months	64,229	5,390	8,228	31,797	9,396	3,221	486	266	42	96,512	15,052	11,491
7-11 months	25,562	2,294	3,398	3,221	860	210	28	18	8	28,811	3,172	3,616
12 months or more	11,154	1,167	1,733	9,719	2,754	763	29	19	12	20,902	3,940	2,508
Total excluding Fortitude Re funds withheld assets	$100,945	$8,851	13,359	$44,737	$13,010	4,194	$543	$303	62	$146,225	$22,164	17,615
Total Fortitude Re funds withheld assets										$18,296	$3,593	1,057
Total										$164,521	$25,757	18,672
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at December 31, 2023 and December 31, 2022.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $7 million and $7 million for investment grade bonds, and $121 million and $141 million for below investment grade bonds as of December 31, 2023 and December 31, 2022, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the year ended December 31, 2023, was primarily attributable to increase in the fair value of fixed maturity securities. For the year ended December 31, 2023, net unrealized gains were $6.1 billion primarily due to narrowing of credit spreads.
The change in net unrealized gains and losses on investments for the year ended December 31, 2022 was primarily attributable to decreases in the fair value of fixed maturity securities. For the year ended December 31, 2022, net unrealized losses were $40.4 billion due to an increase in interest rates and spreads.
For further discussion of our investment portfolio, see Notes 5 and 6 to the Consolidated Financial Statements.

Corebridge | 2023 Form 10-K 124

ITEM 7 | Investments
Commercial Mortgage Loans
At December 31, 2023 and December 31, 2022, we had direct commercial mortgage loan exposure of $34.2 billion and $33.0 billion, respectively. At December 31, 2023 and December 31, 2022, we had an allowance for credit losses of $614 million and $531 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
December 31, 2023
State:
New York	69	$1,301	$3,577	$276	$392	$70	$1	$5,617	18%
California	57	665	837	102	1,153	579	12	3,348	11%
New Jersey	73	2,012	73	256	650	—	21	3,012	10%
Texas	38	760	609	131	221	18	—	1,739	6%
Florida	44	632	107	361	97	455	—	1,652	5%
Massachusetts	19	550	567	492	15	—	—	1,624	5%
Illinois	20	503	353	3	39	—	20	918	3%
Colorado	15	285	61	87	70	157	—	660	2%
Pennsylvania	19	128	94	206	188	23	—	639	2%
Ohio	19	78	6	80	407	—	—	571	2%
Other States	105	2,273	221	505	699	144	47	3,889	13%
Foreign	72	3,479	1,069	728	1,432	291	224	7,223	23%
Total(a)	550	$12,666	$7,574	$3,227	$5,363	$1,737	$325	$30,892	100%
Fortitude Re funds withheld assets								$3,280
Total Commercial Mortgages								$34,172
December 31, 2022
State:
New York	72	$1,355	$3,820	$282	$357	$71	$—	$5,885	20%
California	51	507	653	112	1,129	611	13	3,025	10%
New Jersey	59	1,829	143	322	436	7	22	2,759	9%
Texas	41	692	687	137	155	143	—	1,814	6%
Florida	51	344	119	212	151	355	—	1,181	4%
Massachusetts	16	465	328	470	15	—	—	1,278	4%
Illinois	20	487	353	3	41	—	20	904	3%
Colorado	12	261	63	—	—	145	—	469	2%
Pennsylvania	16	77	94	189	190	24	—	574	2%
Ohio	19	80	7	83	408	—	—	578	1%
Other States	108	1,827	270	550	652	121	19	3,439	12%
Foreign	90	4,212	1,423	327	1,264	284	216	7,726	27%
Total(a)	555	$12,136	$7,960	$2,687	$4,798	$1,761	$290	$29,632	100%
Fortitude Re funds withheld assets								$3,361
Total Commercial Mortgages								$32,993
(a)     Does not reflect allowance for credit losses.

Corebridge | 2023 Form 10-K 125

ITEM 7 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
December 31, 2023
Loan-to-value ratios(b)
Less than 65%	$17,301	$3,141	$285	$20,727
65% to 75%	5,577	1,337	44	6,958
76% to 80%	938	64	47	1,049
Greater than 80%	1,349	402	407	2,158
Total commercial mortgages excluding Fortitude Re(c)	$25,165	$4,944	$783	$30,892
Total commercial mortgages including Fortitude Re				$3,280
Total commercial mortgages				$34,172
December 31, 2022
Loan-to-value ratios(b)
Less than 65%	$18,524	$2,817	$628	$21,969
65% to 75%	4,497	429	435	5,361
76% to 80%	314	—	46	360
Greater than 80%	1,338	154	450	1,942
Total commercial mortgages excluding Fortitude Re(c)	$24,673	$3,400	$1,559	$29,632
Total commercial mortgages including Fortitude Re				$3,361
Total commercial mortgages				$32,993
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X and 1.9X at December 31, 2023 and December 31, 2022, respectively. The debt service coverage ratios have been updated within the last three months.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 59% and 59% at December 31, 2023 and December 31, 2022, respectively. The loan-to-value ratios have been updated within the last three to nine months.
(c)Does not reflect allowance for credit losses.
Residential Mortgage Loans
At December 31, 2023 and December 31, 2022, we had direct residential mortgage loan exposure of $8.4 billion and $5.9 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO:(a)
780 and greater	$514	$528	$2,280	$619	$239	$497	$4,677
720 - 779	1,121	608	558	168	99	209	2,763
660 - 719	313	256	113	40	37	120	879
600 - 659	2	20	11	8	9	51	101
Less than 600	—	—	2	2	4	17	25
Total residential mortgages(b)(c)	$1,950	$1,412	$2,964	$837	$388	$894	$8,445

Corebridge | 2023 Form 10-K 126

ITEM 7 | Investments

December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO:(a)
780 and greater	$294	$2,141	$652	$229	$76	$437	$3,829
720 - 779	536	711	167	75	32	134	1,655
660 - 719	163	79	28	16	9	47	342
600 - 659	2	4	2	1	2	13	24
Less than 600	—	—	—	1	—	5	6
Total residential mortgages(b)(c)	$995	$2,935	$849	$322	$119	$636	$5,856
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last three months.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on commercial mortgage loans, see Note 7 to the Consolidated Financial Statements.
For additional discussion on credit losses, see Note 6 to the Consolidated Financial Statements.
Net Realized Gains and Losses

Years Ended December 31,	2023			2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(278)	$(73)	$(351)	$(325)	$(232)	$(557)	$103	$647	$750
Change in allowance for credit losses on fixed maturity securities	(162)	(9)	(171)	(115)	(31)	(146)	8	3	11
Change in allowance for credit losses on loans	(138)	(66)	(204)	(76)	(44)	(120)	133	8	141
Foreign exchange transactions, net of related hedges	(195)	(10)	(205)	695	61	756	310	20	330
Index-linked interest credited embedded derivatives, net of related hedges	(776)	—	(776)	(117)	—	(117)	(3)	—	(3)
All other derivatives and hedge accounting*	(53)	(66)	(119)	(43)	(181)	(224)	(6)	9	3
Sales of alternative investments and real estate investments	50	(2)	48	179	43	222	794	237	1,031
Other	(62)	2	(60)	(57)	(13)	(70)	176	—	176
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(1,614)	(224)	(1,838)	141	(397)	(256)	1,515	924	2,439
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(1,734)	(1,734)	—	6,347	6,347	—	(687)	(687)
Net realized gains (losses)	$(1,614)	$(1,958)	$(3,572)	$141	$5,950	$6,091	$1,515	$237	$1,752
*    Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 16 to the Consolidated Financial Statements.
Net realized losses excluding Fortitude Re funds withheld assets in the year ended December 31, 2023 compared to Net realized gains excluding Fortitude Re withheld assets in the year ended December 31, 2022 were due primarily to lower derivative gains in the current year compared to the prior year. Lower Net realized gains excluding Fortitude Re funds withheld assets in the year ended December 31, 2022 compared to the year ended December 31, 2021 were primarily due to losses on sales of securities versus gains in 2021.
Index-linked interest credited embedded derivatives, net of related hedges, reflected higher losses in the year ended December 31, 2023 compared to the year ended December 31, 2022 and higher losses in the year ended December 31, 2022 compared to the year ended December 31, 2021. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or ‘‘own credit’’ risk adjustment used in the valuation of the index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program and other risk margins used for valuation that caused the embedded derivatives to be less sensitive to changes in market rates than hedge portfolio.
Net realized gains (losses) on Fortitude Re funds withheld assets primarily reflect changes in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to Corebridge as the appreciation on the assets must under those reinsurance arrangements be transferred to Fortitude Re. Decreases in valuation of the assets result in gains to Corebridge as the depreciation on the assets under those reinsurance agreements must be transferred to Fortitude Re.
For further discussion of our investment portfolio, see Note 6 to the Consolidated Financial Statements.

Corebridge | 2023 Form 10-K 127

ITEM 7 | Investments
Other Invested Assets
We seek to enhance returns through investment in a diversified portfolio of alternative asset classes, including private equity, real estate equity and hedge funds.
The following table presents the carrying value of our other invested assets by type:

	December 31, 2023			December 31, 2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)(b)	$5,780	$1,910	$7,690	$6,121	$1,893	$8,014
Investment real estate(c)	1,748	184	1,932	1,698	133	1,831
All other investments(d)	635	—	635	573	—	573
Total	$8,163	$2,094	$10,257	$8,392	$2,026	$10,418
(a)At December 31, 2023, included hedge funds of $299 million and private equity funds of $7.4 billion. At December 31, 2022, included hedge funds of $884 million and private equity funds of $7.1 billion.
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
(c)Net of accumulated depreciation of $680 million and $616 million as of December 31, 2023 and December 31, 2022, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at December 31, 2023 and December 31, 2022, respectively.
Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with both embedded derivatives and MRBs contained in insurance contract liabilities and fixed maturity securities as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with foreign denominated investments, net capital exposures and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities and economically hedge certain investments. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, credit default swaps (“CDS”) and purchases of investments with embedded derivatives, such as equity linked notes and convertible bonds.
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
For additional information on embedded derivatives, see Notes 5 and 10 to the Consolidated Financial Statements.

Corebridge | 2023 Form 10-K 128

ITEM 7 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$2,213	$238	$833	$18	$155	$202	$1,798	$77
Foreign exchange contracts	2,765	336	4,670	159	3,166	523	3,095	162
Derivatives not designated as hedging instruments(a)
Interest rate contracts	41,056	2,709	41,225	3,260	23,916	481	16,263	1,859
Foreign exchange contracts	6,229	584	7,523	379	4,357	643	6,126	428
Equity contracts	76,561	2,017	14,144	745	26,041	417	9,962	27
Credit contracts	305	8	5	—	—	—	—	—
Other contracts(b)	44,640	13	47	2	47,128	15	48	—
Total derivatives, excluding Fortitude Re funds withheld	$173,769	$5,905	$68,447	$4,563	$104,763	$2,281	$37,292	$2,553
Total derivatives, Fortitude Re funds withheld	$184	$20	$514	$25	$4,382	$971	$6,096	$782
Total derivatives, gross	$173,953	$5,925	$68,961	$4,588	$109,145	$3,252	$43,388	$3,335
Counterparty netting(c)		(3,646)		(3,646)		(2,547)		(2,547)
Cash collateral(d)		(1,886)		(801)		(406)		(691)
Total derivatives on Consolidated Balance Sheets(e)		$393		$141		$299		$97
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Consists primarily of SVWs and contracts with multiple underlying exposures.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both December 31, 2023 and December 31, 2022. Fair value of liabilities related to bifurcated embedded derivatives was $10.2 billion and $6.7 billion, respectively, at December 31, 2023 and December 31, 2022. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 8 to the Consolidated Financial Statements.
For additional information, see Note 10 to the Consolidated Financial Statements.

Corebridge | 2023 Form 10-K 129

ITEM 7 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit

Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits
SIGNIFICANT REINSURANCE AGREEMENTS, VARIABLE ANNUITY GUARANTEED BENEFITS AND HEDGING RESULTS AND ACTUARIAL UPDATES
The following section provides discussion of our significant reinsurance agreements, variable annuity guaranteed benefits and hedging results and actuarial updates regarding our business segments.
Significant Reinsurance Agreements
In the first quarter of 2018, AIG entered into a series of reinsurance transactions with Fortitude Re related to certain run-off operations (i.e., non-core insurance lines for which policies are still in force until they lapse or otherwise terminate but new policies are no longer issued). As of December 31, 2023 and December 31, 2022, approximately $26.8 billion and $26.8 billion, respectively, of liabilities from our run-off lines (i.e., certain annuities written prior to April 2013, along with exposures to whole life, LTC and exited accident and health product lines) related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions. We currently own a less than 3% indirect interest in Fortitude Re.
Refer to “Significant Factors Impacting our Results” for additional information on the Fortitude Re reinsurance agreements.
Effective July 1, 2016, AGL entered into an agreement to cede approximately $5 billion of statutory reserves for certain whole life policies to an unaffiliated reinsurer. Effective December 31, 2016, AGL recaptured term and universal life reserves of $16 billion from AGC, subject to the NAIC’s Model Regulation “Valuation of Life Insurance Policies” (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) and ceded approximately $14 billion of such statutory reserves to the same unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Effective March 31, 2023, AGL recaptured term life reserves of $1 billion issued from 2017 to 2019 from AGC subject to Regulation XXX and ceded approximately $2 billion of such statutory reserves to the same unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Effective September 30, 2023, AGL recaptured universal life reserves of $1 billion issued from 2017 to 2019 from AGC subject to Guideline AXXX and ceded approximately $2 billion of such statutory reserves to the same unaffiliated reinsurer under an amendment to the July 1, 2016 agreement.
For a summary of significant reinsurers, see “Accounting Policies and Pronouncements—Critical Accounting Estimates—Reinsurance Recoverable.”
For a summary of statutory permitted practices, see Note 21 to the Consolidated Financial Statements.
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

Corebridge | 2023 Form 10-K 130

ITEM 7 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
•the economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality and volatility; and
•the economic hedge target excludes our own credit risk changes (NPAs) used in the GAAP valuation, which are recognized in OCI. The GAAP valuation has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.
For additional information on our valuation methodology for MRBs, see Note 5 to the Consolidated Financial Statements.
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
The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

	December 31,	December 31,
(in millions)	2023	2022
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$1,340	$1,657
Exclude NPA	(826)	(479)
Market risk benefits liability, excluding NPA	514	1,178
Adjustments for risk margins and differences in valuation	522	(281)
Economic hedge target liability	$1,036	$897
Impact on Pre-tax Income (Loss)
The impact on our pre-tax income (loss) of variable annuity guaranteed benefits and related hedging results includes changes in the fair value of MRBs and changes in the fair value of related derivative hedging instruments, and along with attributed rider fees and net of benefits associated with MRBs are together recognized in Change in the fair value of market risk benefits, net, with the exception of NPA changes, which are recognized in OCI. Changes in the fair value of market risk benefits, net are excluded from APTOI of Individual Retirement and Group Retirement.
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
Change in Economic Hedge Target
The increase in the economic hedge target liability in the year ended December 31, 2023, was primarily driven by higher equity markets partially offset by aging of the business and tightening credit spreads. The decrease in the economic hedge target liability in 2022 was primarily driven by higher interest rates and widening credit spreads, offset by lower equity markets.
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

Corebridge | 2023 Form 10-K 131

ITEM 7 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
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
The net impacts to pre-tax income and APTOI because of the update of actuarial assumptions for the years ended December 31, 2023, 2022 and 2021 are shown in the following tables.
The following table presents the increase in pre-tax income resulting from the annual update of actuarial assumptions, by line item as reported in Results of Operations:

	Years Ended December 31,
(in millions)	2023	2022	2021
Premiums	$—	$—	$(41)
Policyholder benefits	22	29	89
Increase in adjusted pre-tax operating income	22	29	48
Change in the fair value of market risk benefits, net	7	105	(17)
Net realized losses	(7)	(2)	—
Increase in pre-tax income	$22	$132	$31
The following table presents the increase in adjusted pre-tax operating income resulting from the annual update of actuarial assumptions, by segment and product line:

	Years Ended December 31,
(in millions)	2023	2022	2021
Individual Retirement	$1	$—	$—
Life Insurance	19	25	48
Institutional Markets	2	4	—
Total increase in adjusted pre-tax operating income from the update of assumptions*	$22	$29	$48
*Liabilities ceded to Fortitude Re are reported in Corporate and Other. There is no impact to adjusted pre-tax operating income due to the annual update of actuarial assumptions as these liabilities are 100% ceded.
Update of Actuarial Assumptions Impact to Consolidated pre-tax income (loss)
Corebridge recognized favorable impacts to pre-tax income of $22 million, $132 million, and $31 million for the years ended December 31, 2023, 2022 and 2021, respectively, attributable to the annual actuarial assumption review. For 2023, the assumption update impacts were primarily driven by updates to the portfolio yield assumption, refinements to the modeling for universal life with secondary guarantees and similar features, and mortality assumption updates, partially offset by updated premium assumptions, and other refinements on life insurance products. For 2022, the assumption update impacts were driven by updates to the relationship between projected equity growth and interest rates, and updates to premium and withdrawal assumption for annuities, partially offset by updated investments spreads on life insurance products. For 2021, the assumption update impacts were mainly due to updated lapse and mortality expectations for annuities, along with updates to mortality assumptions on traditional life products and updated universal life product reserving methodology.
Update of Actuarial Assumptions Impact to Consolidated APTOI
Corebridge recognized favorable impacts to adjusted pre-tax operating income of $22 million, $29 million and $48 million for the years ended December 31, 2023, 2022 and 2021, respectively, attributable to the annual actuarial assumption review. For 2023, the assumption update impacts were primarily driven by updates to the portfolio yield assumption, refinements to the modeling for universal life with secondary guarantees and similar features, and mortality assumption updates, partially offset by updated premium assumptions, and other refinements on life insurance products. For 2022, the assumption update impacts were primarily driven by modeling refinements to reflect actual versus expected asset data related to calls and capital gains for life insurance products. For 2021, the assumption update impacts were primarily driven by updates to mortality assumptions on traditional life products and updated universal life product reserving methodology.

Corebridge | 2023 Form 10-K 132

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
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of December 31, 2023 and December 31, 2022, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $4.1 billion and $4.0 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $2.5 billion committed revolving credit facility as of December 31, 2023 and December 31, 2022. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries, sales of businesses and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
Corebridge Parent expects to maintain liquidity that is sufficient to cover one year of its expenses. We expect the Corebridge Hold Cos. may access the debt and preferred equity markets from time to time to meet funding requirements as needed.
We utilize our capital resources to support our businesses, with the majority of capital held by our insurance businesses. Corebridge Hold Cos. intend to manage capital between Corebridge Hold Cos. and our insurance companies through internal, Board-approved policies as well as management standards. In addition, AIG had an unconditional capital maintenance agreement (“CMA”) in place with AGC. Effective December 31, 2023, the CMA was terminated. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries.
As of December 31, 2023, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $151 million and $272 million at December 31, 2023 and December 31, 2022, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	Years Ended December 31,
(in millions)	2023	2022	2021
Cash and short-term investments	$1,591	$1,495	$1,016
Total Corebridge Hold Cos. liquidity	1,591	1,495	1,016
Available capacity under uncommitted borrowing facilities with AIG*	—	—	1,025
Available capacity under committed, revolving credit facility	2,500	2,500	—
Total Corebridge Hold Cos. liquidity sources	$4,091	$3,995	$2,041
* The uncommitted borrowing facilities with AIG were terminated on September 19, 2022, for further information, see Note 17 to the Consolidated Financial Statements.
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
Liquidity to Corebridge Parent from Subsidiaries
During the years ended December 31, 2023 and 2022, Corebridge Hold Cos. received $2.0 billion and $1.8 billion, respectively in dividends from subsidiaries.

Corebridge | 2023 Form 10-K 133

ITEM 7 | Liquidity and Capital Resources
Senior Notes Offering
On December 8, 2023, Corebridge Parent issued and sold $750 million aggregate principal amount of senior notes.
On September 15, 2023, Corebridge Parent issued and sold $500 million aggregate principal amount of senior notes.
For further information, see “Short-term and Long-term debt” below.
Sale of Laya
On October 31, 2023, Corebridge completed the sale of Laya to AXA and received gross proceeds (i.e., net cash before transaction costs) of €691 million ($731 million).
USES
Debt Reduction
On December 8, 2023 and September 15, 2023, Corebridge Parent repaid $750 million and $500 million, respectively, of the $1.5 billion aggregate principal amount which had been drawn under the Three-Year DDTL Facility on September 15, 2022.
In 2022, we repaid the $8.3 billion promissory note issued in November 2021 to AIG.
Interest Payments
We made interest payments on our debt instruments totaling $438 million during the year ended December 31, 2023.
Dividends
During the year ended December 31, 2023, Corebridge Parent paid cash dividends totaling $1,722 million, including four quarterly dividend of $0.23 per share of its common stock, a special dividend of $0.62 per share of its common stock paid during the second quarter 2023 and a special dividend of $1.16 per share of its common stock paid in fourth quarter 2023.
Repurchase of Common Stock
During the year ended December 31, 2023, Corebridge Parent repurchased approximately 26.5 million of shares of its common stock, for an aggregate purchase price of approximately $498 million.
For additional information, see Note 19 to the Consolidated Financial Statements.
Tax Sharing Payments
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $5.7 billion which were due to FHLBs in their respective districts at December 31, 2023, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at December 31, 2023.

Corebridge | 2023 Form 10-K 134

ITEM 7 | Liquidity and Capital Resources
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had no securities subject to these agreements at December 31, 2023 and no liabilities to borrowers for collateral received at December 31, 2023.
There were no tax sharing payments related to the utilization of tax attributes distributed from our U.S. insurance companies to AIG in the year ended December 31, 2023.
We manage the capital of our Life Fleet RBC ratio targeting above 400%. AGC serves as an affiliate reinsurance company. The surplus of AGC is comprised predominantly of the statutory surplus of the Life Fleet. Given that AGC has no primary operations outside of this internal reinsurance, we believe that excluding AGC from the Life Fleet RBC ratio calculation presents a more accurate view of the overall capital position of our U.S. operating entities. Although not yet filed, our Life Fleet RBC ratio is expected to be above our target Life Fleet RBC ratio of 400% as of December 31, 2023.
The following table presents normalized distributions:

	Years Ended December 31,
(in millions)	2023	2022	2021
Subsidiary dividends paid	$2,027	$1,821	$1,564
Less: Non-recurring dividends	—	—	(295)
Tax sharing payments related to utilization of tax attributes	—	401	902
Normalized distributions	$2,027	$2,222	$2,171
Dividend Restrictions
Payments of dividends to Corebridge Hold Cos. by our U.S. insurance subsidiaries are subject to certain restrictions imposed by laws and regulations of their respective states. With respect to our domestic insurance subsidiaries, the payment of a dividend may require formal notice to the insurance department of the state in which the particular insurance subsidiary is domiciled, and prior approval of such insurance regulator is required when the amount of the dividend is above certain regulatory thresholds. See “Business — Regulation — U.S. Regulation — State Insurance Regulation.” Other foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends.
To our knowledge, no Corebridge insurance company is currently on any regulatory or similar “watch list” with regard to solvency.

Corebridge | 2023 Form 10-K 135

ITEM 7 | Liquidity and Capital Resources
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Sources:
Operating activities, net	$3,357	$2,621	$2,405
Net changes in policyholder account balances	5,058	5,860	2,962
Issuance of long-term debt	1,240	7,451	—
Issuance of debt of consolidated investment entities	221	946	4,683
Contributions from noncontrolling interests	96	146	296
Financing other, net	139	299	81
Issuance of short-term debt	—	1,512	345
Net change in securities lending and repurchase agreements	—	—	9
Effect of exchange rate changes on cash and restricted cash	3	—	—
Total Sources	10,114	18,835	10,781

Uses:
Investing activities, net	(5,476)	(7,253)	(1,967)
Repayments of debt of consolidated investment entities	(535)	(1,228)	(5,125)
Repayments of long-term debt	—	—	(568)
Repayments of short-term debt	(1,250)	(8,312)	(248)
Distributions to AIG	—	—	(1,543)
Distributions to noncontrolling interests	(91)	(477)	(1,611)
Dividends paid on common stock	(1,722)	(876)	—
Net change in securities lending and repurchase agreements	(544)	(647)	—
Repurchase of common stock	(498)	—	—
Distributions to Class B shareholder	—	—	(34)
Effect of exchange rate changes on cash and restricted cash	—	(10)	(2)
Total Uses	(10,116)	(18,803)	(11,098)
Net increase (decrease) in cash and cash equivalents	$(2)	$32	$(317)
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
Investing Activities
Cash inflows from investing activities primarily include sales and maturities of underlying assets, mainly fixed maturities available-for-sale and principal payments on mortgage and other loans. The primary cash outflows for investing activities relate to the purchases of new securities, mainly fixed maturities available-for-sale.
Financing Activities
Cash inflows from financing activities primarily include policyholder deposits on investment-type contracts, issuances of debt and inflows from the settlement of securities lending and repurchase agreements. Cash outflows primarily relate to policyholder withdrawal activity on investment-type contracts, repayments of debt of consolidated investment entities, repayments of short and long-term debt, repurchases of common stock, shareholder dividends, distributions to noncontrolling interests and outflows for the settlement of securities lending and repurchase agreements.

Corebridge | 2023 Form 10-K 136

ITEM 7 | Liquidity and Capital Resources
CONTRACTUAL OBLIGATIONS
The following tables summarize contractual obligations in total, and by remaining maturity:

December 31, 2023		Payments due by Period
(in millions)	Total Payments	2024	2025 - 2026	Thereafter
Short-term and Long-term debt (a)	$9,427	$250	$1,101	$8,076
Interest payments on Short-term and Long-term debt	6,031	416	798	4,817
Insurance and investment contract liabilities (b)	319,395	26,774	48,996	243,625
Total	$334,853	$27,440	$50,895	$256,518
(a)    The current interest period for the Three-Year DDTL Facility continues through February 29, 2024. We have the ability to further continue this borrowing through February 25, 2025.
(b)    Excludes insurance and investment contract liabilities associated with AIG Life that have been reclassified to held for sale.
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
We have made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits. These assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on in-force policies. Due to the significance of the assumptions, the periodic amounts presented could be materially different from actual required payments. The amounts presented in the table above are undiscounted and exceed the future policy benefits and policyholder contract deposits included in the Consolidated Financial Statements.
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

Corebridge | 2023 Form 10-K 137

ITEM 7 | Liquidity and Capital Resources
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2022	Issuances	Maturities and Repayments	Other Changes	Balance at December 31, 2023
Short-term debt issued by Corebridge:
Three-Year DDTL Facility*	2024	$1,500	$—	$(1,250)	$—	$250
Total short-term debt		1,500	—	(1,250)	—	250
Long-term debt issued by Corebridge:
Senior unsecured notes	2025-2052	6,500	1,250	—	—	7,750
Hybrid junior subordinated notes	2052	1,000	—	—	—	1,000
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	2025-2029	200	—	—	—	200
CRBGLH junior subordinated debentures	2030-2046	227	—	—	—	227
Total long-term debt		7,927	1,250	—	—	9,177
Debt issuance costs		(59)	—	—	—	(59)
Total long-term debt, net of debt issuance costs		7,868	1,250	—	—	9,118
Total debt, net of issuance costs		$9,368	$1,250	$(1,250)	$—	$9,368
*    The current interest period for the Three-Year DDTL Facility continues through February 29, 2024. We have the ability to further continue this borrowing through February 25, 2025.
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
On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility. On December 8, 2023 and September 15, 2023, Corebridge Parent used the net proceeds of the issuance of the Senior Notes and cash on hand to repay $750 million and $500 million, respectively, on the Three-Year DDTL Facility. As of December 31, 2023, a total of $250 million of borrowings are outstanding under the Three-Year DDTL Facility. For the current interest period, the Three-Year DDTL Facility will end on February 29, 2024, unless prior to that date Corebridge Parent elects to continue the loan, or a portion of it, for an additional interest period.
The Three-Year DDTL Facility bears interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in terms of the Three-Year DDTL Facility) plus the Applicable Rate (as defined in the Three-Year DDTL Agreement, which is currently 1.000%, and is based on the applicable credit ratings of our senior unsecured long-term indebtedness). The Three-Year DDTL Facility matures on February 25, 2025.
On September 15, 2023, Corebridge Parent issued and sold $500 million of 6.050% Senior Notes due 2033.
On December 8, 2023, Corebridge Parent issued and sold $750 million of 5.750% Senior Notes due 2034.
HYBRID JUNIOR SUBORDINATED NOTES
On August 23, 2022, Corebridge Parent issued $1.0 billion aggregate principal amount of 6.875% fixed-to-fixed reset rate hybrid junior subordinated notes due 2052. Subject to certain redemption provisions and other terms of the hybrid junior subordinated notes, the interest rate and interest payment date reset every five years based on the average of the yields on five-year U.S. Treasury securities, as of the most recent interest rate determination on a reset plus a spread, payable semi-annually.

Corebridge | 2023 Form 10-K 138

ITEM 7 | Liquidity and Capital Resources
REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into a revolving credit agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a five-year total commitment of $2.5 billion, consisting of standby letters of credit and/or revolving credit borrowings without any limits on the type of borrowings. Under circumstances described in the Revolving Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the Revolving Credit Agreement of $3.0 billion. Loans under the Revolving Credit Agreement will mature on May 12, 2027. Under the Revolving Credit Agreement, the applicable rate, commitment fee and letter of credit fee are determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) in the case of U.S. dollar borrowings, Term SOFR plus an applicable credit spread adjustment plus an applicable rate or an alternative base rate plus an applicable rate; (ii) in the case of Sterling borrowings, sterling overnight index average plus an applicable credit spread adjustment plus an applicable rate; (iii) in the case of Euro borrowings, European Union interbank Offer Rate plus an applicable rate; and (iv) in the case of Japanese Yen, Tokyo Interbank Offered Rate plus an applicable rate. The alternative base rate is equal to the highest of (a) the New York Federal Reserve Bank Rate plus 0.50%, (b) the rate of interest in effect as quoted by The Wall Street Journal as the “Prime Rate” in the United States and (c) Term SOFR plus a credit spread adjustment of 0.100% plus an additional 1.00%.
For additional information on debt outstanding and revolving credit facilities, see Note 17 to the Consolidated Financial Statements.
DEBT OF CONSOLIDATED INVESTMENT ENTITIES
Our non-financial debt includes debt of consolidated investment entities and such debt does not represent our contractual obligation and is non-recourse to Corebridge. This non-financial debt includes notes and bonds payables supported by cash and investments held by us and certain of our non-insurance subsidiaries for the repayment of those obligations.

(in millions)	Balance at December, 2022	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes(c)	Balance at December 31, 2023
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$5,958	$221	$(535)	$32	$(3,172)	$2,504
(a)At December 31, 2023, includes debt of consolidated investment entities related to real estate investments of $1.1 billion and other securitization vehicles of $1.1 billion.
(b)In relation to the debt of consolidated investment entities not guaranteed by Corebridge, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us.
(c)During the year ended December 31, 2023, Corebridge deconsolidated certain consolidated investment entities, as part of the sale of AIG Credit Management, LLC with $3.2 billion in liabilities.
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

Corebridge | 2023 Form 10-K 139

ITEM 7 | Liquidity and Capital Resources
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
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
The following tables summarize Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2023		Amount of Commitment Expiring
(in millions)	Total Amounts Committed	2024	2025-2026	Thereafter
Commitments:
Investment commitments(a)	$4,302	$2,175	$1,685	$442
Commitments to extend credit	4,115	1,338	2,382	395
Total(b)	$8,417	$3,513	$4,067	$837
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

Corebridge | 2023 Form 10-K 140

ITEM 7 | Accounting Policies and Pronouncements

Accounting Policies and Pronouncements
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. On a regular basis, we review estimates and assumptions used in the preparation of financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our significant accounting policies and accounting pronouncements, see Note 2 to the Consolidated Financial Statements.

The accounting policies that we believe are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:
•fair value measurements of certain financial assets and liabilities;
•valuation of MRBs related to guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;
•valuation of embedded derivative liabilities for fixed index annuity and index universal life products;
•valuation of future policy benefit liabilities and recognition of remeasurement gains and losses;
•reinsurance assets, including the allowance for credit losses;
•goodwill impairment;
•allowance for credit losses primarily on loans and available-for-sale fixed maturity securities; and
•income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset.
These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our business, results of operations, financial condition and liquidity could be materially affected.
FAIR VALUE MEASUREMENTS OF CERTAIN FINANCIAL ASSETS AND FINANCIAL LIABILITIES
Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure the fair value. We classify fair value measurements for certain assets and liabilities as Level 3 when they require significant unobservable inputs in their valuation. We consider unobservable inputs to be those for which market data is not available. Our assessment of the significance of a particular input to the fair value measurement of an asset or liability requires judgment.
For a discussion of the valuation methodologies for assets and liabilities measured at fair value, and a discussion of transfers of Level 3 assets and liabilities, see Note 5 to the Consolidated Financial Statements.
MARKET RISK BENEFITS
Annuity products offered by our Individual Retirement and Group Retirement segments offer GMxBs. These guaranteed features include GMDBs that are payable in the event of death and GMWBs that guarantee lifetime withdrawals regardless of fixed account and separate account value performance.
For additional information on these features, see Note 16 to the Consolidated Financial Statements.
GMxBs are recognized as MRBs and can be assets or liabilities and represent the expected value of benefits in excess of the projected account value, with changes in fair value of MRBs recognized in the Consolidated Statements of Income (Loss) and the portion of the fair value change attributable to our own credit risk recognized in OCI.
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
For sensitivity analysis which includes the sensitivity of liabilities for guaranteed benefit features to changes in the assumptions for interest rates, equity returns, volatility, and mortality, see “Guaranteed Benefit Features of Variable Annuity, Fixed Annuity and Fixed Index Annuity Products.”
For additional discussion of market risk management related to these product features, see “Quantitative and Qualitative Disclosures about Market Risk” included herein.

Corebridge | 2023 Form 10-K 141

ITEM 7 | Accounting Policies and Pronouncements
The valuation methodology and assumptions used to measure our GMxBs is presented in the following table:

Fair Value Methodology
Guaranteed minimum benefits on annuity products are MRBs that are required to be measured at fair value with changes in the fair value of the liabilities recorded in change in the fair value of market risk benefits, net, except for changes related to the Company’s own credit risk which are recorded in AOCI. The fair value of these benefits is based on assumptions that a market participant would use in valuing these MRBs.
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
For additional information on how we value for MRBs, see Note 16 to the Consolidated Financial Statements, and for information on fair value measurement of these MRBs, including how we incorporate our own non-performance risk, see Note 5 to the Consolidated Financial Statements.

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
For additional discussion of market risk management related to these product features, see “Quantitative and Qualitative Disclosures about Market Risk” included herein.
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
For additional information on these features, see Note 14 to the Consolidated Financial Statements.

Corebridge | 2023 Form 10-K 142

ITEM 7 | Accounting Policies and Pronouncements
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
For sensitivity analysis which includes the sensitivity of reserves for guaranteed benefit features to changes in the assumptions for interest rates, equity returns, volatility, and mortality, see below.
For additional discussion of market risk management related to these product features, see “Quantitative and Qualitative Disclosures about Market Risk” included herein.

Corebridge | 2023 Form 10-K 143

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
For additional information on how we reserve for variable and fixed index annuity products with guaranteed benefit features, see Note 16 to the Consolidated Financial Statements.

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
•investment returns, based on stochastically generated scenarios; and
•asset returns that include a reversion to the mean methodology.
In applying separate account asset growth assumptions for the variable annuity GMDB liability, we use a reversion to the mean methodology that reflects our expectation that market fluctuations tend to stabilize over time. Pursuant to this methodology, actual deviations from expected market performance (favorable or unfavorable) are assumed to reverse in subsequent years in support of our long-term asset growth assumptions. For the fixed index annuity GMWB liability, policyholder funds are projected assuming growth equal to current Option Values for the current crediting period followed by Option Budgets for all subsequent crediting periods. For the fixed annuity GMWB liability, policyholder fund growth projected assuming credited rates are expected to be maintained at a target pricing spread, subject to guaranteed minimums.
For a description of this methodology, see “Update of Actuarial Assumptions and Models —Investment-oriented products.”

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
For additional information on how we reserve for variable and fixed index annuity products with guaranteed benefit features, see Note 16 to the Consolidated Financial Statements, and for information on fair value measurement of these embedded derivatives, including how we incorporate our own non-performance risk, see Note 5 to the Consolidated Financial Statements.
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

Corebridge | 2023 Form 10-K 144

ITEM 7 | Accounting Policies and Pronouncements
The following table summarizes the sensitivity of changes in certain assumptions for MRBs, Liability for future policyholder benefits, net of reinsurance and embedded derivatives related to index-linked interest credited features, measured as the related hypothetical impact for the December 31, 2023 balances and the resulting hypothetical impact on pre-tax income and OCI, before hedging:

	Increase (Decrease) due to changes in MRBs, Liability for future policyholder benefits, and Embedded derivatives related to index-linked interest credited features
December 31, 2023	Pre-Tax Income	OCI
(in millions)
Assumptions:
Equity Return(a)
Effect of an increase by 20%	$157	$153
Effect of a decrease by 20%	$(238)	$(126)
Interest Rate(b)
Effect of an increase by 1%	$2,323	$2,902
Effect of a decrease by 1%	$(3,087)	$(3,465)
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
The change in pre-tax income due to variances in equity returns or interest rates reflects the impact to MRBs using the at-issue NPA and the change in embedded derivatives related to index-linked interest credit features. The change in OCI due to equity returns solely reflects the impact on MRBs due to changes in the NPA, while the change in OCI due to interest rates also reflects the impact to the Liability for future policyholder benefits, net of reinsurance.
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
For a further discussion on guaranteed benefit product features and the related hedging program, see “Quantitative and Qualitative Disclosures about Market Risk” included herein and Notes 5, 10, 15 and 16 to the Consolidated Financial Statements.
FUTURE POLICY BENEFITS FOR LIFE, ACCIDENT AND HEALTH INSURANCE CONTRACTS
Long-duration traditional products: primarily include whole life insurance, term life insurance, and certain payout annuities for which the payment period is life-contingent, which include certain of our single premium immediate annuities, including PRT business and structured settlements. In addition, these products also include accident and health, and LTC insurance. The LTC block is in run-off and has been fully reinsured with Fortitude Re.
Updating Net Premium Ratio (“NPR”) - Remeasurement gains and losses: Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future benefits less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses). The assumptions used to calculate the benefit liabilities are initially set when a policy is issued and an NPR is established. Benefit liabilities are subsequently remeasured periodically to reflect changes in policy assumptions and actual versus expected experience and are recognized as remeasurement gains and losses, a component of policyholder benefits. The assumptions include mortality, morbidity and persistency. These assumptions are typically consistent with pricing inputs at policy issuance. Liabilities are accreted using an upper-medium grade (low credit risk) fixed income instrument yield that is locked-in at policy issuance. The liabilities are remeasured at the balance sheet date using a current upper-medium grade yield with changes in the liabilities reported in OCI.

Corebridge | 2023 Form 10-K 145

ITEM 7 | Accounting Policies and Pronouncements
For universal life policies with secondary guarantees: We recognize certain liabilities in addition to policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. Universal life account balances are reported in Policyholder contract deposits, while these additional liabilities related to universal life products are reported within Future policy benefits in the Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available-for-sale on accumulated assessments, with related changes recognized through OCI. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.
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
At December 31, 2023 and December 31, 2022, the allowance for credit losses and disputes on reinsurance recoverable was $30 million and $84 million, respectively or less than 1% of the reinsurance recoverable.
Fortitude Re
In February 2018, AGL, VALIC and USL entered into modco reinsurance agreements with Fortitude Re a registered Class 4 and Class E reinsurer in Bermuda.
These reinsurance transactions between us and Fortitude Re were structured as modco. In modco reinsurance agreements, the investments supporting the reinsurance agreements and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AGL, VALIC, USL) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as we maintain ownership of these investments, we intend to maintain our existing accounting for these assets (e.g., the changes in fair value of available-for-sale securities will be recognized within OCI). We have established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing liabilities for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through Net realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
For additional information on reinsurance, see Notes 8 to the Consolidated Financial Statements.

Corebridge | 2023 Form 10-K 146

ITEM 7 | Accounting Policies and Pronouncements
ALLOWANCE FOR CREDIT LOSSES AND GOODWILL IMPAIRMENT
Allowance for Credit Losses
Available-for-sale securities
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
For additional information on the methodology and significant inputs, by investment type, that we use to determine the amount of impairment and allowances for loan losses, see Notes 6 and 7 to the Consolidated Financial Statements.
GOODWILL IMPAIRMENT
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. A qualitative assessment may be performed, considering whether events or circumstances exist that lead to a determination that it is not more likely than not that the fair value of an operating segment is less than its carrying value. If management elects to perform a quantitative assessment to determine recoverability of carrying value or is compelled to do so based on the results of a qualitative assessment, the estimate of fair value may involve applying one or a combination of common valuation approaches. To determine fair value, we primarily use a discounted expected future cash flow analysis that estimates and discounts projected future distributable earnings. Such analysis is principally based on our business projections that inherently include judgments regarding business trends.
For a discussion of goodwill impairment, see “Risk Factors—Risks Relating to Estimates and Assumptions” and Note 11 to the Consolidated Financial Statements.

Corebridge | 2023 Form 10-K 147

ITEM 7 | Accounting Policies and Pronouncements
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
For a discussion of our framework for assessing the recoverability of our deferred tax asset, see Note 24 to the Consolidated Financial Statements.
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
For an additional discussion, see Note 24 to the Consolidated Financial Statements.
ADOPTION OF ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for a complete discussion of adoption of accounting pronouncements.

Corebridge | 2023 Form 10-K 148

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

Corebridge | 2023 Form 10-K 149

ITEM 7 | Glossary
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

Corebridge | 2023 Form 10-K 150

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
“AIG Life” means AIG Life Limited, a U.K. insurance company, and its subsidiary;
“AIGM” means AIG Markets, Inc., a consolidated subsidiary of AIG;
“AIGT” means AIG Technologies, Inc., a New Hampshire corporation;
“AIRCO” means American International Reinsurance Company, Ltd., a consolidated subsidiary of AIG;
“BlackRock” means BlackRock Financial Management, Inc.;
“Blackstone” means Blackstone Inc. and its subsidiaries;
“Blackstone IM” means Blackstone ISG-1 Advisors L.L.C.;
“Board” means the Corebridge Financial, Inc. Board of Directors;
“CIIUS” means Corebridge Institutional Investments (U.S), LLC (formerly known as AIG Asset Management (U.S.), LLC.(“AMG”));
“Corebridge”, “we,” “us,” “our” or the “Company” means Corebridge and its subsidiaries, unless the context refers to Corebridge Parent;
“Corebridge FD” means Corebridge Financial Distributors;
“Corebridge Forward” means Corebridge’s expense savings initiative aimed at improving profitability across its businesses through operating expense reductions;
“Corebridge Parent” means Corebridge Financial, Inc. (formerly known as SAFG Retirement Services, Inc.), a Delaware corporation;
“CRBG Bermuda” means Corebridge Insurance Company of Bermuda, Ltd. (formerly known as AIG Life of Bermuda, Ltd.), a Bermuda insurance company;
“CRBGLH” means Corebridge Life Holdings, Inc. (formerly known as AIG Life Holdings, Inc.), a Texas corporation;
“Eastgreen” means Eastgreen Inc.;
“Fortitude Re” means Fortitude Reinsurance Company Ltd., a Bermuda insurance company;
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

Corebridge | 2023 Form 10-K 151

ITEM 7 | Certain Important Terms
“NUFIC” means National Union Fire Insurance Company of Pittsburgh, PA, a consolidated subsidiary of AIG;
“NYSE” means the New York Stock Exchange;
“Reorganization” means the transactions described under “The Reorganization Transactions”;
“SAFG Capital” means SAFG Capital LLC (formerly known as Cap Corp.), a Delaware corporation;
“USL” means The United States Life Insurance Company in the City of New York, a New York insurance company;
“VALIC” means The Variable Annuity Life Insurance Company, a Texas insurance company; and
“VALIC Financial Advisors” means VALIC Financial Advisors, Inc., a Texas corporation.

Corebridge | 2023 Form 10-K 152

ITEM 7 | Acronyms

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
•“NPR” — Net premium ratio;
•“PRT” — pension risk transfer;
•“RBC” — Risk-Based Capital;
•“RMBS” — residential mortgage-backed securities;
•“S&P” — Standard & Poor’s Financial Services LLC;
•“SEC” — the U.S. Securities and Exchange Commission;
•“SVW” — stable value wrap;
•“URR” — unearned revenue reserve;
•“VIE” — variable interest entity;
•“VIX” — volatility index; and
•“VOBA” — value of business acquired.

Corebridge | 2023 Form 10-K 153

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk
Item 7A | Quantitative and Qualitative Disclosures About Market Risk
The following provides information regarding the Company’s market risk. For further discussion of the Company’s risk management practices, see “Business—Our Segments—Individual Retirement—Risk Management,” “Business—Our Segments—Group Retirement—Risk Management,” “Business—Our Segments—Life Insurance—Risk Management,” “Business—Our Segments—Institutional Markets—Risk Management” and “Business—Investment Management.”

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
Product design: Product design is the first step in managing insurance liability exposure to market risks.
Asset/liability management: We manage assets using an approach that is liability driven. Asset portfolios are managed to target durations based on liability characteristics and the investment objectives of that portfolio within defined ranges. Where liability cash flows exceed the maturity of available assets, we may support such liabilities with derivatives, interest rate curve mismatch strategies or equity and alternative investments.
Hedging: Our hedging strategies include the use of derivatives to offset certain changes in the economic value of MRBs and embedded derivatives associated with the variable annuity, fixed index annuity and index universal life liabilities, within established thresholds. These hedging programs are designed to provide additional protection against large and consolidated movements in levels of interest rates, equity prices, credit spreads and market volatility under multiple scenarios.
Currency matching: We manage our foreign currency exchange rate exposures within our risk tolerance levels. In general, investments backing specific liabilities are currency matched. This is achieved through investments in currency matching assets or the use of derivatives.
Management of portfolio concentration risk: We perform regular monitoring and management of key rate, foreign exchange, equity prices and other risk concentrations to support efforts to improve portfolio diversification to mitigate exposures to individual markets and sources of risk.

Corebridge | 2023 Form 10-K 154

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivities
The following table provides estimates of sensitivity to changes in yield curves and equity prices on our financial instruments and excludes approximately $76.3 billion and $70.0 billion as of December 31, 2023 and December 31, 2022, respectively, of insurance liabilities. We believe that the interest rate sensitivities of these insurance and other liabilities serve as an offset to the net interest rate risk of the financial assets presented in the table below. In addition, the table excludes $23.1 billion of interest rate sensitive assets and $0.2 million of equity investments supporting the Fortitude Re funds withheld arrangements as the contractual returns related to the assets are transferred to Fortitude Re, as well as $26.0 billion of related funds withheld payable.
December 31, 2023 and 2022 Comparison:(a)

December 31,	Balance Sheet Exposure				Economic Effect		Economic Effect
(in millions)	2023		2022		2023	2022	2023	2022
Sensitivity factor					100 bps parallel increase in all yield curves		100 bps parallel decrease in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$150,809		$139,363		$(10,081)	$(9,474)	$11,636	$10,966
Mortgage and other loans receivable(b)	40,931		38,520		(1,703)	(1,630)	1,836	1,772
Derivatives:
Interest rate contracts	1,338		(84)		(860)	(652)	1,584	1,284
Total interest rate sensitive assets	$193,078	(a)	$177,799	(a)	$(12,644)	$(11,756)	$15,056	$14,022
Interest rate sensitive liabilities:
Policyholder contract deposits -Investment-type contracts(b)	$(138,619)		$(134,874)		$5,933	$6,552	$(7,694)	$(8,693)
Market risk benefits and embedded derivatives(c)	(12,790)		(9,348)		2,600	1,970	(3,428)	(2,585)
Short-term and long-term debt(b)	(9,368)		(9,368)		535	469	(603)	(531)
Total interest rate sensitive liabilities	$(160,777)		$(153,590)		$9,068	$8,991	$(11,725)	$(11,809)
Sensitivity factor:					20% decline in stock prices		20% increase in stock prices
Derivatives:
Derivative contracts(c)	$1,338		$(84)		$(446)	$552	$1,464	$366
Equity investments:
Common equity	16		142		(3)	(28)	3	28
Total derivatives and equity investments	$1,354		$58		$(449)	$524	$1,467	$394
Policyholder contract deposits:
Market risk benefits and embedded derivatives(c)	$(12,790)		$(9,348)		$(350)	$(1,008)	$296	$594
Total liability	$(12,790)		$(9,348)		$(350)	$(1,008)	$296	$594
(a)At December 31, 2023, the analysis covers $193.1 billion of $219.4 billion interest rate sensitive assets. As indicated above, excluded were $19.4 billion and $3.7 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $2.6 billion of loans and $1.0 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2022, the analysis covers $177.8 billion of $205.1 billion interest rate sensitive assets. As indicated above, excluded were $19.8 billion and $3.8 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $2.7 billion of loans and $1.6 billion of assets across various asset categories were excluded due to modeling limitations.
(b)The economic effect is the difference between the estimated fair value and the effect of a 100 bps parallel increase or decrease in all yield curves on the estimated fair value. The estimated fair values for mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Short-term and Long-term debt were $41.3 billion, $130.2 billion and $9.0 billion at December 31, 2023, respectively. The estimated fair values for mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Short term and Long term debt were $38.4 billion, $132.0 billion and $8.7 billion at December 31, 2022, respectively.
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

Corebridge | 2023 Form 10-K 155

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

Corebridge | 2023 Form 10-K 156

Item 8 | Financial Statements and Supplementary Data
COREBRIDGE FINANCIAL, INC.

REFERENCE TO FINANCIAL STATEMENTS AND SCHEDULES

Corebridge | 2023 Form 10-K 157

ITEM 8 | Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Corebridge Financial, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Corebridge Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for long-duration insurance contracts in 2023.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Corebridge | 2023 Form 10-K 158

ITEM 8 | Report of Independent Registered Public Accounting Firm
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
Valuation of Certain Level 3 Fixed Maturity Securities
As described in Note 5 to the consolidated financial statements, as of December 31, 2023, the total fair value of the Company’s level 3 fixed maturity securities, including bonds available-for-sale and other bond securities, was $24.7 billion, comprised of residential mortgage backed securities, commercial mortgage backed securities, collateralized loan obligations, other asset-backed securities, and fixed maturity securities issued by corporations (including private placements), states, municipalities, and other governmental agencies. As the volume or level of market activity for these securities is limited, management determines fair value either by requesting brokers who are knowledgeable about the particular security to provide a price quote, which according to management is generally non-binding, or by employing market accepted valuation models. In both cases, certain inputs used by management to determine fair value may not be observable in the market. For certain private placement securities, fair value is determined by management based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. For other level 3 fixed maturity securities, such assumptions may include loan delinquencies and defaults, loss severity, and prepayments. As disclosed by management, fair value estimates are subject to management review to ensure valuation models and related inputs are reasonable.
The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 fixed maturity securities is a critical audit matter are (i) the significant judgment by management to determine the fair value of these securities, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures relating to the aforementioned assumptions that are used to determine the fair value, (ii) the significant audit effort and judgment in evaluating the audit evidence related to the valuation and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 fixed maturity securities, including controls related to (i) management’s review over the pricing function and (ii) identifying and resolving pricing exceptions. These procedures also included, among others, obtaining independent third party vendor pricing, where available, and the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of securities. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management on a sample basis and evaluating the reasonableness of management’s assumptions noted above. The independent third party vendor pricing and the independently developed ranges were compared to management’s recorded fair value estimates.
Valuation of Market Risk Benefits (MRBs) on Individual Retirement Variable and Fixed Index Annuity contracts and the valuation of Embedded Derivatives (EDs) for certain Guaranteed Benefit Features on Fixed Index Annuity contracts
As described in Notes 5, 15, and 16 to the consolidated financial statements, the total fair value of the individual retirement MRB assets and liabilities were $740 million and $5,225 million, respectively and the fair value of the embedded derivatives for certain guaranteed features on fixed index annuity contracts was $1.5 billion at December 31, 2023. Certain variable annuity and fixed index annuity contracts contain MRBs related to guaranteed benefit features that management separates from the host contracts and accounts for at fair value. As disclosed by management, the fair value of MRBs contained in certain variable and fixed index annuity contracts and the associated EDs for certain guaranteed features on fixed index annuities is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. The projected cash flows incorporate best estimate assumptions for policyholder behavior (including lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of the fair value of projected cash flows and policyholder behavior. Estimating the underlying cash flows for these features also involves judgments regarding the capital market assumptions including expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance and discount rates. The guaranteed product features in the fixed index annuity contracts that are not MRBs and are accounted for as EDs utilize option pricing models to estimate fair value, taking into account the capital market assumptions for future index growth rates, volatility of the index, future interest rates, and the Company’s ability to adjust the participation rate and the cap on fixed index credited rates in light of market conditions and policyholder behavior assumptions.

Corebridge | 2023 Form 10-K 159

ITEM 8 | Report of Independent Registered Public Accounting Firm
The principal considerations for our determination that performing procedures relating to the valuation of MRBs on individual retirement variable and fixed index annuity contracts and EDs for certain guaranteed benefit features on fixed index contracts is a critical audit matter are (i) the significant judgment by management in developing policyholder behavior assumptions relating to the individual retirement variable and fixed index annuity lapses, withdrawals and benefit utilization, along with an explicit risk margin, as well as capital market assumptions related to market volatility, used in the valuation of the MRBs and EDs for certain guaranteed benefit features on fixed index contracts (collectively the “significant assumptions”), (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of assumptions used in the valuation of MRBs on individual retirement variable and fixed index annuity contracts and the EDs for certain guaranteed benefit features on fixed index contracts. These procedures also included, among others, (i) testing management’s process for developing the valuation of the MRBs and EDs for certain guaranteed benefit features on fixed index contracts, (ii) testing, on a sample basis, the completeness and accuracy of data used by management to develop the significant assumptions, (iii) testing that the significant assumptions are accurately reflected in the models, and (iv) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s judgments used in developing the significant assumptions based on industry knowledge and data.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 15, 2024
We have served as the Company’s auditor since 2020.

Corebridge | 2023 Form 10-K 160

Corebridge Financial, Inc.
Consolidated Balance Sheets

(in millions, except for share data)	December 31, 2023	December 31, 2022
Assets:
Investments:
Fixed maturity securities:
Bonds available-for-sale, at fair value, net of allowance for credit losses of $128 in 2023 and $148 in 2022 (amortized cost: 2023 - $184,946; 2022 - $181,274)*	$166,527	$156,793
Other bond securities, at fair value (See Note 6)*	4,578	3,769
Equity securities, at fair value (See Note 6)*	63	170
Mortgage and other loans receivable, net of allowance for credit losses of $698 in 2023 and $600 in 2022*	46,867	44,566
Other invested assets (portion measured at fair value: 2023 - $7,690; 2022 - $7,879)*	10,257	10,418
Short-term investments, including restricted cash of $3 in 2023 and $69 in 2022 (portion measured at fair value: 2023 - $1,408; 2022 - $1,357)*	4,336	4,400
Total investments	232,628	220,116
Cash*	612	552
Accrued investment income*	2,008	1,813
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2023 and $1 in 2022	594	916
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2023 and $0 in 2022	26,772	26,844
Reinsurance assets - other, net of allowance for credit losses and disputes of $30 in 2023 and $84 in 2022	1,620	2,517
Deferred income taxes	8,577	8,831
Deferred policy acquisition costs and value of business acquired	10,011	10,563
Market risk benefit assets, at fair value	912	796
Other assets, including restricted cash of $13 in 2023 and $12 in 2022 (portion measured at fair value: 2023 - $393; 2022 - $299)*	2,294	2,521
Separate account assets, at fair value	91,005	84,853
Assets held-for-sale	2,237	—
Total assets	$379,270	$360,322
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$57,108	$50,518
Policyholder contract deposits (portion measured at fair value: 2023 - $8,050; 2022 - $5,464)	162,050	156,058
Market risk benefit liabilities, at fair value	5,705	4,736
Other policyholder funds	2,862	2,885
Fortitude Re funds withheld payable (portion measured at fair value: 2023 - $2,182; 2022 - $1,262)	25,957	26,551
Other liabilities (portion measured at fair value: 2023 - $141; 2022 - $97)*	8,330	9,076
Short-term debt	250	1,500
Long-term debt	9,118	7,868
Debt of consolidated investment entities (portion measured at fair value: 2023 - $0; 2022 - $6)*	2,504	5,958
Separate account liabilities	91,005	84,853
Liabilities held-for-sale	1,746	—
Total liabilities	$366,635	$350,003
Contingencies, commitments and guarantees (See Note 18)
Corebridge Shareholders' equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2023 - 648,148,737 and 2022 645,000,000	$6	$6
Treasury stock, at cost; 2023 - 26,484,411 shares and 2022 - 0 shares	(503)	—
Additional paid-in capital	8,149	8,030
Retained earnings	17,572	18,207
Accumulated other comprehensive loss	(13,458)	(16,863)
Total Corebridge Shareholders' equity	11,766	9,380
Non-redeemable noncontrolling interests	869	939
Total equity	12,635	10,319
Total liabilities and equity	$379,270	$360,322
*See Note 9 for details of balances associated with variable interest entities.
See accompanying Notes to Consolidated Financial Statements

Corebridge | 2023 Form 10-K 161

Corebridge Financial, Inc.
Consolidated Statements of Income (Loss)

	Years Ended December 31,
(in millions, except per common share data)	2023	2022	2021
Revenues:
Premiums	$7,691	$5,091	$5,653
Policy fees	2,797	2,914	3,005
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	9,710	8,685	9,897
Net investment income - Fortitude Re funds withheld assets	1,368	891	1,775
Total net investment income	11,078	9,576	11,672
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	(1,614)	141	1,515
Net realized gains (losses) on Fortitude Re funds withheld assets	(224)	(397)	924
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(1,734)	6,347	(687)
Total net realized gains (losses)	(3,572)	6,091	1,752
Advisory fee income	467	475	597
Other income	417	550	578
Total revenues	18,878	24,697	23,257
Benefits and expenses:
Policyholder benefits (includes remeasurement (gains) losses of $342, $298 and $233 for the years ended December 31, 2023, 2022 and 2021, respectively)	9,362	6,720	7,387
Change in the fair value of market risk benefits, net	(6)	(958)	(447)
Interest credited to policyholder account balances	4,427	3,732	3,562
Amortization of deferred policy acquisition costs and value of business acquired	1,042	1,020	951
Non-deferrable insurance commissions	588	568	623
Advisory fee expenses	261	266	322
General operating expenses	2,360	2,323	2,104
Interest expense	580	534	389
(Gain) loss on extinguishment of debt	—	—	219
Net (gain) loss on divestitures	(676)	1	(3,081)
Net (gain) loss on Fortitude Re transactions	—	—	(26)
Total benefits and expenses	17,938	14,206	12,003
Income (loss) before income tax expense (benefit)	940	10,491	11,254
Income tax expense (benefit):
Current	306	878	1,946
Deferred	(402)	1,134	136
Income tax expense (benefit)	(96)	2,012	2,082
Net income (loss)	1,036	8,479	9,172
Less:
Net income (loss) attributable to noncontrolling interests	(68)	320	929
Net income (loss) attributable to Corebridge	$1,104	$8,159	$8,243

Income (loss) per common share attributable to Corebridge common shareholders:
Basic:
Common stock	$1.72	$12.63	N/A
Common stock Class A	N/A	N/A	$13.18
Common stock Class B	N/A	N/A	$9.14
Diluted:
Common stock	$1.71	$12.60	N/A
Common stock Class A	N/A	N/A	$13.18
Common stock Class B	N/A	N/A	$9.14

Weighted averages shares outstanding:
Common stock - Basic	643.3	646.1	N/A
Common stock - Diluted	645.2	647.4	N/A
Common stock Class A - Basic and diluted	N/A	N/A	581.1
Common stock Class B - Basic and diluted	N/A	N/A	63.9

See accompanying Notes to Consolidated Financial Statements

Corebridge | 2023 Form 10-K 162

Corebridge Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2023	2022	2021
Net income (loss)	$1,036	$8,479	$9,172
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	13	(61)	31
Change in unrealized appreciation (depreciation) of all other investments	4,730	(31,695)	(5,638)
Change in fair value of market risk benefits attributable to changes in our own credit risk	(544)	1,294	179
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	(813)	5,298	1,356
Change in cash flow hedges	(11)	157	—
Change in foreign currency translation adjustments	48	(101)	(20)
Change in retirement plan liabilities	(7)	2	1
Other comprehensive income (loss)	3,416	(25,106)	(4,091)
Comprehensive income (loss)	4,452	(16,627)	5,081
Less:
Comprehensive income (loss) attributable to noncontrolling interests	(57)	310	929
Comprehensive income (loss) attributable to Corebridge	$4,509	$(16,937)	$4,152
See accompanying Notes to Consolidated Financial Statements

Corebridge | 2023 Form 10-K 163

Corebridge Financial, Inc. Consolidated Statements of Equity

(in millions)	Common Stock	Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Shareholders’ Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2020	$—	$5	$1	$—	$—	$—	$22,573	$14,653	$37,232	$2,549	$39,781
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	1,192	(2,349)	(1,157)	—	(1,157)
Change in net investment	—	—	—	—	—	—	(13,004)	—	(13,004)	—	(13,004)
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	—	8,243	—	8,243	929	9,172
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4,091)	(4,091)	—	(4,091)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	—	(373)	(373)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	264	264
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,611)	(1,611)
Other	—	—	—	—	—	—	(13)	20	7	1	8
Reorganization transactions	—	—	—	—	8,054	10,937	(18,991)	—	—	—	—
Balance, December 31, 2021	$—	$5	$1	$—	$8,054	$10,937	$—	$8,233	$27,230	$1,759	$28,989
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	8,159	—	—	8,159	320	8,479
Dividends on common stock	—	—	—	—	—	(876)	—	—	(876)	—	(876)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(25,096)	(25,096)	(10)	(25,106)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—		—	—	—	—	—	(104)	(104)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	155	155
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,181)	(1,181)
Other	—	—	—	—	(24)	(13)	—	—	(37)	—	(37)
Reorganization transactions	6	(5)	(1)	—	—	—	—	—	—	—	—
Balance, December 31, 2022	$6	$—	$—	$—	$8,030	$18,207	$—	$(16,863)	$9,380	$939	$10,319

Corebridge | 2023 Form 10-K 164

Corebridge Financial, Inc. Consolidated Statements of Equity (continued)

(in millions)	Common Stock	Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Shareholders’ Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2022	$6	$—	$—	$—	$8,030	$18,207	$—	$(16,863)	$9,380	$939	$10,319
Purchase of common stock	—	—	—	(503)	—	—	—	—	(503)	—	(503)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	—	—	1,104	—	—	1,104	(68)	1,036
Dividends on common stock	—	—	—	—	—	(1,722)	—	—	(1,722)	—	(1,722)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	3,405	3,405	11	3,416
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	96	96
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(91)	(91)
Other	—	—	—	—	119	(17)	—	—	102	1	103
Balance, December 31, 2023	$6	$—	$—	$(503)	$8,149	$17,572	$—	$(13,458)	$11,766	$869	$12,635
See accompanying Notes to Consolidated Financial Statements

Corebridge | 2023 Form 10-K 165

Corebridge Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,036	$8,479	$9,172
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net (gain) loss on Fortitude Re transactions	—	—	(26)
Net losses (gains) on sales of securities available-for-sale and other assets	304	377	(1,737)
Net (gain) loss on divestitures	(676)	1	(3,081)
Loss on extinguishment of debt	—	—	219
Unrealized (gains) losses in earnings - net	1,797	864	(556)
Change in the fair value of market risk benefits in earnings, net	(348)	(1,481)	(1,427)
Equity in income from equity method investments, net of dividends or distributions	8	(97)	33
Depreciation and other amortization	366	585	413
Impairments of assets	69	25	32
General operating and other expenses	—	—	122
Changes in operating assets and liabilities:
Insurance liabilities	770	996	1,536
Premiums and other receivables and payables - net	(265)	40	156
Funds held relating to Fortitude Re Reinsurance contracts	(137)	(8,497)	(1,160)
Reinsurance assets and funds held under reinsurance treaties	675	1,086	307
Capitalization of deferred policy acquisition costs	(1,260)	(1,059)	(1,058)
Current and deferred income taxes - net	(116)	912	169
Other, net	1,134	390	(709)
Total adjustments	2,321	(5,858)	(6,767)
Net cash provided by operating activities	3,357	2,621	2,405
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available-for-sale securities	7,400	10,566	10,762
Other securities	988	2,181	318
Other invested assets	1,367	1,888	4,615
Divestitures, net	747	—	1,084
Maturities of fixed maturity securities available-for-sale	8,859	9,621	20,420
Principal payments received on mortgage and other loans receivable	6,164	7,814	6,646
Purchases of:
Available-for-sale securities	(18,321)	(19,499)	(36,641)
Other securities	(1,379)	(3,694)	(1,591)
Other invested assets	(1,172)	(1,662)	(2,498)
Mortgage and other loans receivable	(9,168)	(14,203)	(7,930)
Acquisition of businesses, net of cash and restricted cash acquired	(5)	(107)	—
Net change in short-term investments	(334)	883	3,439
Net change in derivative assets and liabilities	(884)	(754)	(507)
Other, net	262	(287)	(84)
Net cash used in investing activities	(5,476)	(7,253)	(1,967)

Corebridge | 2023 Form 10-K 166

Corebridge Financial, Inc.
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(in millions)	2023	2022	2021
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	33,015	26,582	25,443
Policyholder contract withdrawals	(27,957)	(20,722)	(22,481)
Issuance of long-term debt	1,240	7,451	—
Issuance of short-term debt	—	1,512	345
Issuance of debt of consolidated investment entities	221	946	4,683
Repayments of long-term debt	—	—	(568)
Repayments of short-term debt	(1,250)	(8,312)	(248)
Maturities and repayments of debt of consolidated investment entities	(535)	(1,228)	(5,125)
Dividends paid on common stock	(1,722)	(876)	—
Distributions to Class B shareholder	—	—	(34)
Distributions to AIG	—	—	(1,543)
Distributions to noncontrolling interests	(91)	(477)	(1,611)
Contributions from noncontrolling interests	96	146	296
Net change in securities lending and repurchase agreements	(544)	(647)	9
Repurchase of common stock	(498)	—	—
Other, net	139	299	81
Net cash provided by (used in) financing activities	2,114	4,674	(753)
Effect of exchange rate changes on cash and restricted cash	3	(10)	(2)
Net increase (decrease) in cash and restricted cash	(2)	32	(317)
Cash and restricted cash at beginning of year	633	601	918
Change in cash of businesses held for sale	(3)	—	—
Cash and restricted cash at end of year	$628	$633	$601
See accompanying Notes to Consolidated Financial Statements

Corebridge | 2023 Form 10-K 167

Corebridge Financial, Inc.
Consolidated Statements of Cash Flows (continued)

Supplementary Disclosure of Consolidated Cash Flow Information
	Years Ended December 31,
(in millions)	2023	2022	2021
Cash	$612	$552	$537
Restricted cash included in short-term investments*	3	69	57
Restricted cash included in other assets*	13	12	7
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$628	$633	$601

Cash (received) paid during the period for:
Interest	$583	$472	$364
Taxes	20	1,101	1,913
Non-cash investing activities:
Fixed maturity securities, designated available-for-sale, received in connection with pension risk transfer transactions	(4,317)	(1,121)	(2,284)
Fixed maturity securities, designated available-for-sale, received in connection with reinsurance transactions	—	(108)	(161)
Fixed maturity securities, designated fair value option, received in connection with reinsurance transactions	(93)	—	—
Fixed maturity securities, designated available-for-sale, transferred in connection with reinsurance transactions	439	204	647
Corebridge distribution of AIG common stock to AIG	—	—	38
Fixed maturity securities, designated as fair value option, transferred to repay debt of consolidated investment entities	—	—	1,257
Fixed maturity securities, designated available-for-sale, transferred to repay debt of consolidated investment entities	—	458	605
Investment assets transferred in conjunction with fund establishment	—	19	85
Investment assets received in conjunction with fund establishment	—	(49)	(85)
Real estate investments transferred in conjunction with fund establishment	—	305	—
Equity securities distributed in lieu of cash to non-consolidated Corebridge affiliate	—	94	—
Other invested assets securities distributed in lieu of cash to non-consolidated Corebridge affiliate	—	694	—
Other invested assets securities, transferred in connection with reinsurance transactions	111	—	—
Minority ownership acquired in Fortitude Re Bermuda	—	—	(100)
Divestiture of certain Cap Corp legal entities	—	—	56
Consideration received from divested businesses	—	—	3,740
Fixed maturity securities, designated available-for-sale, transferred to non-consolidated Corebridge affiliate	—	—	423
Fixed maturity securities, designated available-for-sale, transferred from a non-consolidated Corebridge affiliate	—	—	(423)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	4,501	3,676	3,642
Fee income debited to policyholder contract deposits included in financing activities	(2,122)	(1,694)	(1,690)
Repayments of debt of consolidated investment entities utilizing fixed maturity securities	—	(474)	(1,862)
Issuance of short-term debt by AIG	—	—	8,300
Short-term debt forgiven by AIG	—	—	(96)
Non-cash capital contributions	16	—	728
Non-cash capital distributions	—	—	(12,197)
Distribution in lieu of cash, in equity securities, to non-consolidated Corebridge affiliate	—	(94)	—
Distribution in lieu of cash, in Other invested assets securities, to non-consolidated Corebridge affiliate	—	(694)	—
Extinguishment of debt in exchange for partnership interest	—	(172)	—
Redemption of noncontrolling interests in exchange for partnership interest	—	(104)	—
*Primarily includes funds held for tax sharing payments to Corebridge Parent, security deposits.
See accompanying Notes to Consolidated Financial Statements

Corebridge | 2023 Form 10-K 168

ITEM 8 | Notes to Consolidated Financial Statements | 1. Overview and Basis of Presentation

1. Overview and Basis of Presentation
OVERVIEW
Corebridge Financial, Inc. (“Corebridge Parent”) is a leading provider of retirement solutions and life insurance products in the United States. Our primary business operations consist of sales of individual and group annuities products, life insurance products to individuals and institutional markets products. Corebridge Parent common stock, par value $0.01 per share, is listed on the New York Stock Exchange (NYSE: CRBG). The terms “Corebridge,” “we,” “us,” “our” or the “Company” mean Corebridge Parent and its consolidated subsidiaries, unless the context refers to Corebridge Parent only.
On September 19, 2022, we completed an initial public offering (the “IPO”) in which American International Group, Inc. (“AIG Parent”) sold 80.0 million shares of Corebridge Parent common stock to the public. Since our IPO, AIG has sold 159.8 million shares of Corebridge Parent common stock and we have repurchased 17.2 million shares of our common stock from AIG. As of December 31, 2023, AIG owns 52.2% of the outstanding common stock of Corebridge Parent. AIG Parent is a publicly traded entity, listed on the New York Stock Exchange (NYSE: AIG). The term “AIG” means AIG Parent and its consolidated subsidiaries, unless the context refers to AIG Parent only.
BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’). All material intercompany accounts and transactions between consolidated entities have been eliminated. The accompanying Consolidated Financial Statements reflect all normal recurring adjustments, necessary in the opinion of management for a fair presentation of our financial position, results of operations and cash flows for the periods presented.
These Consolidated Financial Statements include the results of operations, financial condition and cash flows of Corebridge Parent, its controlled subsidiaries (generally through a greater than 50% ownership of voting rights and voting interests) and variable interest entities (“VIEs”) of which we are the primary beneficiary. Equity investments in entities that we do not consolidate, including corporate entities in which we have significant influence and partnership and partnership-like entities in which we have more than minor influence over the operating and financial policies, are accounted for under the equity method unless we have elected the fair value option.
We recorded affiliated transactions with certain AIG subsidiaries that are not subsidiaries of Corebridge which have not been eliminated in our Consolidated Financial Statements.
Prior to the IPO, we underwent a reorganization (the “Reorganization”) to ensure that Corebridge held all of AIG’s life and retirement business and substantially all of its investment management operations. The Reorganization, completed on December 31, 2021, included the contribution of various subsidiaries of AIG into Corebridge. AIG Life Limited (“AIG Life”) was contributed to Corebridge on May 1, 2021. Effective May 1, 2021, Corebridge subscribed for an ordinary share in Laya Healthcare Ltd. (“Laya”), and Laya redeemed the only other share then in issue which was held by AIG, resulting in Corebridge being the sole shareholder of Laya.
On December 31, 2021, certain direct and indirect subsidiaries of AIG Capital Corporation (“Cap Corp”) were transferred to a newly created holding company and subsidiary of Cap Corp, SAFG Capital LLC (“SAFG Capital”). On December 31, 2021, Cap Corp’s interest in SAFG Capital was distributed from Cap Corp to AIG and AIG subsequently contributed its interest to Corebridge. Cap Corp and certain of its subsidiaries remain consolidated subsidiaries of AIG. The contribution of SAFG Capital to Corebridge was treated as a common control transaction with Corebridge being the receiving entity, and the subsidiaries not contributed were treated as common control transactions with Corebridge being the transferring entity, both during the year ended December 31, 2021.
In connection with the Reorganization, Corebridge and AIG entered into agreements under which we purchased AIG Technologies, Inc. (“AIGT”) and Eastgreen, Inc. (“Eastgreen”) from AIG on February 28, 2022 for total consideration of $107 million. AIGT provides data processing, technology and infrastructure services to Corebridge and AIG entities in the United States, including management of AIG hardware and networks. To the extent needed, AIGT will continue to provide services to AIG for a transition period.
The year ended December 31, 2021 Consolidated Financial Statements reflected certain corporate expenses allocated to us by AIG for certain corporate functions and for shared services provided by AIG. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated based upon other reasonable allocation measures. We consider the expense methodology and results to be reasonable for all periods presented.
SIGNIFICANT TRANSACTIONS
AIG Life
On September 25, 2023 Corebridge announced that it has entered into a definitive agreement to sell AIG Life, to Aviva plc for a total consideration of £460 million in cash, subject to certain adjustments. The sale is expected to close in the first half of 2024, subject to customary closing conditions including regulatory approvals. For further details on this transaction, see Note 4.
Laya
On October 31, 2023, Corebridge completed the sale of Laya to AXA and received gross proceeds (i.e., net cash before transaction costs) of €691 million ($731 million), resulting in a pre-tax gain of $652 million.
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
Strategic Partnership with Blackstone
On November 2, 2021, Argon Holdco LLC (“Argon”), a wholly-owned subsidiary of Blackstone, Inc. (“Blackstone”), acquired a 9.9% position in our common stock and we entered into a long-term asset management relationship with Blackstone ISG-1 Advisors L.L.C (“Blackstone IM”). Blackstone IM initially managed $50 billion of our existing investment portfolio, with that amount to increase to an aggregate of $92.5 billion by the third quarter of 2027. As of December 31, 2023, Blackstone managed approximately $55.4 billion in book value of assets in our investment portfolio.
Pursuant to the Stockholders’ Agreement that we entered into with AIG Parent and Argon at the time of acquisition of Argon’s equity stake in Corebridge, Argon may not sell its ownership interest in Corebridge, subject to certain exceptions. These exceptions, among others, permit Argon to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the closing of the Corebridge IPO (September 19, 2023, 2024 and 2025, respectively), with the transfer restrictions terminating in full on September 19, 2027. Additionally, until Argon no longer owns at least 50% of its initial investment in Corebridge, it will have the right to designate for nomination for election one member of the Corebridge board of directors.
On December 15, 2021, Corebridge and Blackstone Real Estate Income Trust (“BREIT”), a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of Corebridge’s interests in a U.S. affordable housing portfolio for $4.9 billion, in an all cash transaction, subject to certain adjustments, resulting in a pre-tax gain of $3.0 billion.
Dividend and Affiliated Note
On November 1, 2021, Corebridge Parent declared a dividend payable to AIG in the amount of $8.3 billion. In connection with that dividend, Corebridge Parent issued a promissory note to AIG Parent in the amount of $8.3 billion. The promissory note to AIG Parent was paid in full during 2022.
Sale of Fortitude Holdings by AIG
Following the sale of AIG’s majority ownership interest in Fortitude Group Holdings, LLC (“Fortitude Holdings”) and a restructuring transaction involving Fortitude Holdings and FHG Parent, L.P. (“Fortitude Re Bermuda”), AIG retained a 3.5% ownership interest in Fortitude Holdings and one seat on its Board of Managers. On October 1, 2021, AIG, Inc. contributed its remaining 3.5% ownership interest in Fortitude Re Bermuda to Corebridge. On March 31, 2022, our ownership interest in Fortitude Re Bermuda was reduced to 2.46% due to a round of equity financing by third-party investors, in which we did not participate.
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
•valuation of market risk benefits (“MRBs”) related to guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;
•valuation of embedded derivative liabilities for fixed index annuity and index universal life products;
•valuation of future policy benefit liabilities and recognition of remeasurement gains and losses;
•reinsurance assets, including the allowance for credit losses;
•goodwill impairment;
•allowance for credit losses primarily on loans and available-for-sale fixed maturity securities; and
•income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset.
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
Note 6. Investments
•Fixed maturity and equity securities
•Other invested assets
•Short-term investments
•Net investment income
•Net realized gains (losses)
•Allowance for credit losses/Other-than-temporary impairments
Note 7. Lending Activities
•Mortgage and other loans receivable – net of allowance
Note 8. Reinsurance
•Reinsurance assets – net of allowance
Note 9. Variable Interest Entities
Note 10. Derivatives and Hedge Accounting
•Derivative assets and liabilities, at fair value
Note 11. Goodwill and Other Intangible Assets
Note 12. Deferred Policy Acquisition Costs
•Deferred policy acquisition costs (“DAC”)
•Value of business acquired (“VOBA”)
•Deferred sales inducements (“DSI”)
•Non-deferrable insurance commissions
Note 13. Separate Account Assets and Liabilities
Note 14. Future Policy Benefits
Note 15. Policyholder Contract Deposits and Other Policyholder Funds
•Policyholder contract deposits
•Other policyholder funds
•Variable annuities
•Fixed annuity and fixed index annuities
Note 16. Market Risk Benefits
Note 17. Debt
•Short-term and Long-term debt
•Debt of consolidated investment entities
Note 18. Contingencies, Commitments and Guarantees
•Legal contingencies

Corebridge | 2023 Form 10-K 169

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
Note 20. Earnings Per Common Share
Note 24. Income Taxes
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
For limited payment contracts, premiums are due over a significantly shorter period than the period over which benefits are provided. The difference between the gross premium received and recorded as revenue and the net premium is deferred and recognized in policyholder benefits in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This Deferred Profit Liability (“DPL“) is recorded in the Consolidated Balance Sheets in Future policy benefits for life and accident and health insurance contracts.
Premiums on short-duration accident and health policies are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums includes the portion of premiums written relating to the unexpired terms of coverage. This unearned revenue reserve (“URR”) is recorded in the Consolidated Balance Sheets in Other policyholder funds.
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
Amounts received as payment for investment-oriented contracts such as universal life, variable annuities, fixed annuities, and fixed index annuities, are reported as deposits to Policyholder contract deposits or Separate account liabilities, as applicable. Revenues from these contracts are recorded in policy fees and consist of policy charges for the cost of insurance, policy administration charges, surrender charges and amortization of URR. Policy fees are recognized as revenues in the period in which they are assessed against policyholders, unless the fees are designed to compensate Corebridge for services to be provided in the future. Fees deferred as unearned revenue are amortized on a constant level basis over the estimated lives of the contracts, consistent with the amortization of deferred acquisition costs. This URR is recorded in the Consolidated Balance Sheets in Other policyholder funds.
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

Corebridge | 2023 Form 10-K 170

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
value wrap funding agreements, although the majority of stable value wrap sales are measured based on the notional amount included in assets under management and do not include the receipt of funds.
For a more detailed discussion of separate accounts see Note 13.
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
ADOPTION OF LONG DURATION TARGETED IMPROVEMENTS
Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the Financial Accounting Standards Board’s (the “FASB”) issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity.
We adopted the FASB targeted improvements to the accounting for long-duration contracts (the “standard” or “LDTI”) on January 1, 2023 with a transition date of January 1, 2021 (“the transition date”). We adopted the standard using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs. We also adopted the standard in relation to MRBs on a full retrospective basis. As of the transition date, the impact of the adoption of the standard was a net decrease to beginning Accumulated other comprehensive income (loss) (“AOCI”) of $2.3 billion and a net increase to beginning Shareholders’ net investment of $1.2 billion primarily driven by (1) changes related to MRBs in our Individual Retirement and Group Retirement segments, including the impact of non-performance risk adjustments (“NPA”) which reclassified the portion of the changes in fair value attributable to non-performance risk from Shareholders' net investment to AOCI, (2) changes to the discount rate used to measure the liability for future policy benefits which most significantly impacted our Life Insurance and Institutional Markets segments, and (3) the removal of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments.
The accounting for the Fortitude Reinsurance Company, Ltd. (“Fortitude Re”) reinsurance assets, including the discount rates, continued to be calculated using the same methodology and assumptions as the direct policies, and therefore have been recalculated on an LDTI basis. The accounting for reinsurance transactions between the Company and Fortitude Re structured as modified coinsurance (“modco”) remained unchanged.
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
The accounting for MRBs primarily impacted our Individual Retirement and Group Retirement segments. For additional disclosures about MRBs, see Note 16.
Discount rate assumption: The standard requires the discount rate assumption for the liability for future policy benefits to be updated at the end of each reporting period using an upper-medium grade (low credit risk) fixed income instrument yield that

Corebridge | 2023 Form 10-K 171

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
maximizes the use of observable market inputs. Upon transition, the Company had an adjustment to AOCI due to the fact that the market upper-medium grade (low credit risk) interest rates as of the transition date differed from reserve interest accretion rates.
Following adoption of the standard, the impact of changes to discount rates are recognized through OCI. Changes resulting from updating the discount rate each reporting period primarily impact term life insurance and other traditional life insurance products, as well as pension risk transfer (“PRT”) and structured settlement products. For additional information on the discount rate assumption under accounting for LDTI, see Note 14.
Removal of balances related to changes in unrealized appreciation (depreciation) on investments: Under the standard, the majority of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments were eliminated.
In addition to the above, the standard also:
•Requires the review and, if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and parenthetical presentation of any resulting re-measurement gain or loss in policyholder benefits (except for discount rate changes as noted above) in the Consolidated Statements of Income (Loss). For additional information, see Note 14.
•Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts and no longer requires an impairment test. For additional information, see Note 12.
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
(b)     Refer to Note 12 for additional information on the transition impacts associated with LDTI.
(c)     Refer to Note 16 for additional information on the transition impacts associated with LDTI.
(d)     Other assets include deferred sales inducement assets. Refer to Note 12 for additional information on the transition impacts associated with LDTI.
(e)     Refer to Note 15 for additional information on the transition impacts associated with LDTI.
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

Corebridge | 2023 Form 10-K 172

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
The following table presents the impacts in connection with the adoption of LDTI, effective as of January 1, 2021, on our previously reported Consolidated Balance Sheet as of December 31, 2022:

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

Corebridge | 2023 Form 10-K 173

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Consolidated Statements of Income (Loss) for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions, except per common share data)
Revenues:
Premiums	$5,093	$(2)	$5,091	$5,637	$16	$5,653
Policy fees	2,972	(58)	2,914	3,051	(46)	3,005
Total net realized gains (losses)	8,013	(1,922)	6,091	1,855	(103)	1,752
Total revenues	26,679	(1,982)	24,697	23,390	(133)	23,257
Benefits and expenses:
Policyholder benefits	7,332	(612)	6,720	8,050	(663)	7,387
Change in the fair value of market risk benefits, net	—	(958)	(958)	—	(447)	(447)
Interest credited to policyholder account balances	3,696	36	3,732	3,549	13	3,562
Amortization of deferred acquisition costs and value of business acquired	1,431	(411)	1,020	1,057	(106)	951
Non-deferrable insurance commissions	636	(68)	568	680	(57)	623
Total benefits and expenses	16,219	(2,013)	14,206	13,263	(1,260)	12,003
Income (loss) before income tax expense (benefit)	10,460	31	10,491	10,127	1,127	11,254
Income tax expense (benefit):	1,991	21	2,012	1,843	239	2,082
Net income (loss)	8,469	10	8,479	8,284	888	9,172
Net income (loss) attributable to Corebridge	8,149	10	8,159	7,355	888	8,243
Income (loss) per common share attributable to Corebridge common shareholders:
Basic:
Common stock	$12.61	$0.02	$12.63	N/A	N/A	N/A
Common stock Class A	N/A	N/A	N/A	$11.80	$1.38	$13.18
Common stock Class B	N/A	N/A	N/A	$7.77	$1.37	$9.14
Diluted:
Common stock	$12.59	$0.01	$12.60	N/A	N/A	N/A
Common stock Class A	N/A	N/A	N/A	$11.80	$1.38	$13.18
Common stock Class B	N/A	N/A	N/A	$7.77	$1.37	$9.14
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Net income	$8,469	$10	$8,479	$8,284	$888	$9,172
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(54)	(7)	(61)	22	9	31
Change in unrealized appreciation (depreciation) of all other investments	(26,128)	(5,567)	(31,695)	(4,509)	(1,129)	(5,638)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	1,294	1,294	—	179	179
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	—	5,298	5,298	—	1,356	1,356
Other comprehensive income (loss)	(26,124)	1,018	(25,106)	(4,506)	415	(4,091)
Comprehensive income (loss)	(17,655)	1,028	(16,627)	3,778	1,303	5,081
Comprehensive income (loss) attributable to Corebridge	(17,965)	1,028	(16,937)	2,849	1,303	4,152

Corebridge | 2023 Form 10-K 174

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Consolidated Statement of Cash Flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Cash flows from operating activities:
Net income	$8,469	$10	$8,479	$8,284	$888	$9,172
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized gains in earnings - net	(1,621)	2,485	864	(1,573)	1,017	(556)
Change in the fair value of market risk benefits in earnings, net	—	(1,481)	(1,481)	—	(1,427)	(1,427)
Depreciation and other amortization	1,021	(436)	585	562	(149)	413
Changes in operating assets and liabilities:
Insurance liabilities	2,064	(1,068)	996	2,161	(625)	1,536
Premiums and other receivables and payables - net	68	(28)	40	226	(70)	156
Reinsurance assets and funds held under reinsurance treaties	409	677	1,086	155	152	307
Capitalization of deferred policy acquisition costs	(991)	(68)	(1,059)	(1,000)	(58)	(1,058)
Current and deferred income taxes - net	890	22	912	(70)	239	169
Other, net	577	(187)	390	(686)	(23)	(709)
Total adjustments	(5,774)	(84)	(5,858)	(5,823)	(944)	(6,767)
Net cash provided by operating activities	2,695	(74)	2,621	2,461	(56)	2,405
Cash flows from financing activities:
Policyholder contract deposits	$26,508	$74	$26,582	$25,387	$56	$25,443
Net cash provided by financing activities	$4,600	$74	$4,674	$(809)	$56	$(753)
OTHER ACCOUNTING STANDARDS ADOPTED DURING 2023
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
FUTURE APPLICATION OF ACCOUNTING STANDARDS
Income Taxes
In December 2023, the FASB issued an accounting standard update to address improvements to income tax disclosures. The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public companies for annual periods beginning after December 15, 2024, with early adoption permitted. The standard will be applied on a prospective basis with the option to apply the standard retrospectively. We are assessing the impact of this standard.

Corebridge | 2023 Form 10-K 175

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
Segment Reporting
In November 2023, the FASB issued an accounting standard update to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, and ii) other segment items and description of its composition. The standard also requires all current annual disclosures about a reportable segments profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profits or losses in assessing segment performance. The guidance is effective for public companies for fiscal years beginning after December 15, 2023 and interim periods in fiscal years within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment is applied retrospectively to all prior periods presented. We are assessing the impact of this standard.
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

3. Segment Information
We report our results of operations consistent with the manner in which our chief operating decision maker reviews the business to assess performance and allocate resources.
We report our results of operations as five reportable segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities, variable annuities and retail mutual funds. On February 8, 2021, we announced the execution of a definitive agreement with Touchstone to sell certain assets of our retail mutual funds business. This Touchstone transaction closed on July 16, 2021. For further information on this sale, see Note 1.
•Group Retirement – consists of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and limited non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issues individual and group life insurance in the United Kingdom, and distributed private medical insurance in Ireland. On October 31, 2023 Corebridge completed the sale of Laya and the AIG Life sale is expected to close in the first half of 2024.
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

Corebridge | 2023 Form 10-K 176

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

APTOI excludes the impact of the following items:
Fortitude Re related adjustments:
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
Investment-related adjustments:
APTOI excludes “Net realized gains (losses)”, except for gains (losses) related to the disposition of real estate investments. Net realized gains (losses), except for gains (losses) related to the disposition of real estate investments, are excluded as the timing of sales on invested assets or changes in allowances depend largely on market credit cycles and can vary considerably across periods. In addition, changes in interest rates may create opportunistic scenarios to buy or sell invested assets. Our derivative results, including those used to economically hedge insurance liabilities or are recognized as embedded derivatives at fair value are also included in Net realized gains (losses) and are similarly excluded from APTOI except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedges or for asset replication. Earned income on such economic hedges is reclassified from Net realized gains and losses to specific APTOI line items based on the economic risk being hedged (e.g., Net investment income and Interest credited to policyholder account balances).
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

Corebridge | 2023 Form 10-K 177

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Year Ended December 31, 2023
Premiums	$213	$20	$1,776	$5,607	$78	$—	$7,694	$(3)	$7,691
Policy fees	708	406	1,488	195	—	—	2,797	—	2,797
Net investment income(a)	4,908	1,996	1,282	1,586	92	(25)	9,839	1,239	11,078
Net realized gains (losses)(a)(b)	—	—	—	—	(2)	—	(2)	(3,570)	(3,572)
Advisory fee and other income	426	309	93	2	54	—	884	—	884
Total adjusted revenues	6,255	2,731	4,639	7,390	222	(25)	21,212	(2,334)	18,878
Policyholder benefits	204	31	2,838	6,298	(3)	—	9,368	(6)	9,362
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(6)	(6)
Interest credited to policyholder account balances	2,269	1,182	340	600	—	—	4,391	36	4,427
Amortization of deferred policy acquisition costs	572	82	379	9	—	—	1,042	—	1,042
Non-deferrable insurance commissions	355	124	88	19	2	—	588	—	588
Advisory fee expenses	141	118	2	—	—	—	261	—	261
General operating expenses	402	440	619	85	339	—	1,885	475	2,360
Interest expense	—	—	—	—	569	(17)	552	28	580
Net (gain) loss on divestitures	—	—	—	—	—	—	—	(676)	(676)
Total benefits and expenses	3,943	1,977	4,266	7,011	907	(17)	18,087	(149)	17,938
Noncontrolling interests	—	—	—	—	68	—	68
Adjusted pre-tax operating income (loss)	$2,312	$754	$373	$379	$(617)	$(8)	$3,193
Adjustments to:
Total revenue							(2,334)
Total expenses							(149)
Noncontrolling interests							(68)
Income before income tax expense (benefit)							$940		$940

Year Ended December 31, 2022
Premiums	$235	$19	$1,864	$2,913	$82	$—	$5,113	$(22)	$5,091
Policy fees	741	415	1,564	194	—	—	2,914	—	2,914
Net investment income(a)	3,888	2,000	1,389	1,049	473	(41)	8,758	818	9,576
Net realized gains (losses)(a)(b)	—	—	—	—	170	—	170	5,921	6,091
Advisory fee and other income	451	305	121	2	121	—	1,000	25	1,025
Total adjusted revenues	5,315	2,739	4,938	4,158	846	(41)	17,955	6,742	24,697
Policyholder benefits	285	35	3,010	3,404	—	—	6,734	(14)	6,720
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(958)	(958)
Interest credited to policyholder account balances	1,916	1,147	342	320	—	—	3,725	7	3,732
Amortization of deferred policy acquisition costs	523	80	410	7	—	—	1,020	—	1,020
Non-deferrable insurance commissions	351	123	72	20	2	—	568	—	568
Advisory fee expenses	141	124	1	—	—	—	266	—	266
General operating expenses	426	447	656	73	384	(2)	1,984	339	2,323
Interest expense	—	—	—	—	535	(51)	484	50	534
Net (gain) loss on divestitures	—	—	—	—	—	—	—	1	1
Total benefits and expenses	3,642	1,956	4,491	3,824	921	(53)	14,781	(575)	14,206
Noncontrolling interests	—	—	—	—	(320)	—	(320)
Adjusted pre-tax operating income (loss)	$1,673	$783	$447	$334	$(395)	$12	$2,854
Adjustments to:
Total revenue							6,742
Total expenses							(575)
Noncontrolling interests							320
Income before income tax expense (benefit)							$10,491		$10,491

Corebridge | 2023 Form 10-K 178

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Year Ended December 31, 2021
Premiums	$195	$22	$1,586	$3,774	$86	$—	$5,663	$(10)	$5,653
Policy fees	797	480	1,541	187	—	—	3,005	—	3,005
Net investment income(a)	4,334	2,413	1,621	1,155	443	(49)	9,917	1,755	11,672
Net realized gains (losses)(a)(b)	—	—	—	—	701	—	701	1,051	1,752
Advisory fee and other income	592	337	110	2	134	—	1,175	—	1,175
Total adjusted revenues	5,918	3,252	4,858	5,118	1,364	(49)	20,461	2,796	23,257
Policyholder benefits	317	31	2,842	4,183	—	—	7,373	14	7,387
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(447)	(447)
Interest credited to policyholder account balances	1,793	1,159	354	274	—	—	3,580	(18)	3,562
Amortization of deferred policy acquisition costs	451	78	416	6	—	—	951	—	951
Non-deferrable insurance commissions	396	122	80	22	3	—	623	—	623
Advisory fee expenses	189	133	—	—	—	—	322	—	322
General operating expenses	437	445	682	77	375	—	2,016	88	2,104
Interest expense	46	35	25	9	286	(47)	354	35	389
Loss on extinguishment of debt	—	—	—	—	—	—	—	219	219
Net (gain) loss on divestitures	—	—	—	—	—	—	—	(3,081)	(3,081)
Net (gain) loss on Fortitude Re transactions	—	—	—	—	—	—	—	(26)	(26)
Total benefits and expenses	3,629	2,003	4,399	4,571	664	(47)	15,219	(3,216)	12,003
Noncontrolling interests	—	—	—	—	(861)	—	(861)
Adjusted pre-tax operating income (loss)	$2,289	$1,249	$459	$547	$(161)	$(2)	$4,381
Adjustments to:
Total revenue							2,796
Total expenses							(3,216)
Noncontrolling interests							861
Income before income tax expense (benefit)							$11,254		$11,254
(a)Adjustments include Fortitude Re activity of $(590) million, $6,841 million and $2,012 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
Corebridge does not report total assets by segment, as we do not use this metric to allocate resources or evaluate segment performance.
The following table presents Corebridge’s consolidated total revenues by major geographic area:

	Total Revenues*
(in millions)	2023	2022	2021
North America	$18,299	$24,160	$22,733
International	579	537	524
Consolidated	$18,878	$24,697	$23,257
*    Revenues are generally reported according to the geographic location of the legal entity. International revenues consist of revenues from Laya and AIG Life.

Corebridge | 2023 Form 10-K 179

ITEM 8 | Notes to Consolidated Financial Statements | 4. Held-For-Sale Classification

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
Assets and liabilities related to a Held-For-Sale Business are segregated and reported in Assets held-for-sale and Liabilities held-for-sale, respectively, in our Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. At December 31, 2023, the following businesses were reported and classified as held-for-sale:
AIG Life
To further simplify Corebridge’s business model, on September 25, 2023, Corebridge announced that it entered into a definitive agreement to sell its subsidiary, AIG Life, to Aviva plc for £460 million in cash, subject to certain adjustments. The sale is expected to close in the first half of 2024, subject to regulatory approvals and other customary closing conditions. The results of AIG Life are reported in the Life segment.
Other
Other primarily consists of real estate.
The following table summarizes the components of assets and liabilities held-for-sale on the Consolidated Balance Sheet at December 31, 2023 after elimination of intercompany balances:

December 31, 2023	AIG Life	Other	Total
(in millions)
Assets:
Bonds available-for-sale	$167	$—	$167
Other invested assets	—	67	67
Short-term investments, including restricted cash of $0 million	11	—	11
Cash	3	—	3
Accrued investment income	3	—	3
Premiums and other receivables, net of allowance for credit losses and disputes	116	—	116
Reinsurance assets - other, net of allowance for credit losses and disputes	899	—	899
Deferred income taxes	47	—	47
Deferred policy acquisition costs	814	—	814
Other assets, net of allowance for credit losses	83	27	110
Total assets held-for-sale	$2,143	$94	$2,237
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$838	$—	$838
Other liabilities	908	—	908
Total liabilities held-for-sale	$1,746	$—	$1,746

Corebridge | 2023 Form 10-K 180

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

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
VALUATION METHODOLOGIES OF FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
Incorporation of credit risk in fair value measurements
•Our own credit risk: Fair value measurements for certain liabilities incorporate our own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to us at the balance sheet date by reference to observable AIG credit default swaps (“CDS”) or cash bond spreads. We calculate the effect of credit spread changes using discounted cash flow techniques that incorporate current market interest rates. A derivative counterparty’s net credit exposure to us is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with us, as well as collateral we post with the counterparty at the balance sheet date. We also incorporate our own risk of non-performance in the valuation of market risk benefits associated with variable annuity, fixed annuity and fixed index annuity contracts and embedded derivatives associated with fixed index annuity and life contracts. The non-performance risk adjustment (“NPA”) reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows in the valuation of market risk benefits and embedded derivatives. The non-performance risk adjustment is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our insurance operations companies.

Corebridge | 2023 Form 10-K 181

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

•Counterparty credit risk: Fair value measurements for freestanding derivatives incorporate counterparty credit by determining the explicit cost for us to protect against our net credit exposure to each counterparty at the balance sheet date by reference to observable counterparty CDS spreads, when available. When not available, other directly or indirectly observable credit spreads will be used to derive the best estimates of the counterparty spreads. Our net credit exposure to a counterparty is determined based on master netting agreements, which take into consideration all derivative positions with the counterparty, as well as collateral posted by the counterparty at the balance sheet date.
Fair values for fixed maturity securities based on observable market prices for identical or similar instruments implicitly incorporate counterparty credit risk. Fair values for fixed maturity securities based on internal models incorporate counterparty credit risk by using discount rates that take into consideration cash issuance spreads for similar instruments or other observable information.
For fair values measured based on internal models, the cost of credit protection is determined under a discounted present value approach considering the market levels for single name CDS spreads for each specific counterparty, the mid-market value of the net exposure (reflecting the amount of protection required) and the weighted average life of the net exposure. CDS spreads are provided to us by an independent third party. We utilize an interest rate based on the appropriate benchmark curve to derive our discount rates.
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

Corebridge | 2023 Form 10-K 182

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

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

Corebridge | 2023 Form 10-K 183

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. When models are used, the selection of a particular model to value an OTC derivative depends on the contractual terms of, and specific risks inherent in the instrument, as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be corroborated by observable market data by correlation or other means, and model selection does not involve significant management judgment.
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
The fair value of MRBs contained in certain variable annuity, fixed annuity and fixed index annuity contracts is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. These discounted cash flow projections primarily include benefits and related fees assessed, when applicable. In some instances, the projected cash flows from fees may exceed projected cash flows related to benefit payments and therefore, at a point in time, the carrying value of the MRBs may be in a net asset position. The projected cash flows incorporate best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of the fair value of projected cash flows and policyholder behavior. Estimates of future policyholder behavior assumptions are subjective and are based primarily on our historical experience.
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
Projected cash flows are discounted using the interest rate swap curve (“swap curve”), which is viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, Secured Overnight Financing Rate (“SOFR”) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of MRBs and embedded derivatives associated with variable annuity, fixed annuity, fixed index annuity and life contracts. The NPA reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows. The NPA is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our insurance companies. The corporate credit indices are observable for the first 30 years. For years 30 to 50, the yield is derived using market observable yields. Yields for years 50 to 100 are extrapolated using a flat forward approach, maintaining a constant forward spread through the period. MRBs are measured using a NPA that is a locked-in estimate of our claims-paying ability at policy issue (“locked-in NPA”) as well as a NPA that reflects an estimate of our current claims-paying ability (“current NPA”).

Corebridge | 2023 Form 10-K 184

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

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
Debt of consolidated investment entities
The fair value of debt of consolidated investment entities was determined using independent third-party valuation service providers that gather, analyze, and interpret market information to derive fair value estimates for individual securities, based upon market-accepted methodologies and assumptions. Previously, there were six consolidated investment entities which securitized portfolios of certain debt securities previously owned by Corebridge and its affiliates. These were valued using a discounted cash flow model. The discount rate considered current market spreads for U.S. Collateralized Loan Obligations, as well as our own considerations including duration, credit risk, and liquidity.

Corebridge | 2023 Form 10-K 185

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$20	$1,200	$—	$—	$—	$1,220
Obligations of states, municipalities and political subdivisions	—	4,987	844	—	—	5,831
Non-U.S. governments	—	4,057	—	—	—	4,057
Corporate debt	—	104,725	1,357	—	—	106,082
RMBS(b)	—	8,423	5,854	—	—	14,277
CMBS	—	9,373	608	—	—	9,981
CLO	—	9,301	1,843	—	—	11,144
ABS	—	1,029	12,906	—	—	13,935
Total bonds available-for-sale	20	143,095	23,412	—	—	166,527
Other bond securities:
U.S. government and government sponsored entities	—	—	—	—	—	—
Obligations of states, municipalities and political subdivisions	—	39	1	—	—	40
Non-U.S. governments	—	13	—	—	—	13
Corporate debt	—	2,486	167	—	—	2,653
RMBS(c)	—	63	107	—	—	170
CMBS	—	211	17	—	—	228
CLO	—	354	69	—	—	423
ABS	—	89	962	—	—	1,051
Total other bond securities	—	3,255	1,323	—	—	4,578
Equity securities	21	—	42	—	—	63
Other invested assets(d)	—	—	1,850	—	—	1,850
Derivative assets:
Interest rate contracts	—	2,498	449	—	—	2,947
Foreign exchange contracts	—	940	—	—	—	940
Equity contracts	7	1,186	824	—	—	2,017
Credit contracts	—	8	—	—	—	8
Other contracts	—	1	12	—	—	13
Counterparty netting and cash collateral	—	—	—	(3,646)	(1,886)	(5,532)
Total derivative assets	7	4,633	1,285	(3,646)	(1,886)	393
Short-term investments	21	1,387	—	—	—	1,408
Market risk benefit assets	—	—	912	—	—	912
Separate account assets	87,813	3,192	—	—	—	91,005
Total (g)	$87,882	$155,562	$28,824	$(3,646)	$(1,886)	$266,736
Liabilities:
Policyholder contract deposits(e)	$—	$108	$7,942	$—	$—	$8,050
Derivative liabilities:
Interest rate contracts	—	3,278	—	—	—	3,278
Foreign exchange contracts	—	563	—	—	—	563
Equity contracts	2	680	63	—	—	745
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(3,646)	(801)	(4,447)
Total derivative liabilities	2	4,521	65	(3,646)	(801)	141
Fortitude Re funds withheld payable(f)	—	—	2,182	—	—	2,182
Market risk benefit liabilities	—	—	5,705	—	—	5,705
Debt of consolidated investment entities	—	—	—	—	—	—
Total	$2	$4,629	$15,894	$(3,646)	$(801)	$16,078

Corebridge | 2023 Form 10-K 186

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

December 31, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$—	$1,198	$—	$—	$—	$1,198
Obligations of states, municipalities and political subdivisions	—	5,121	805	—	—	5,926
Non-U.S. governments	—	4,392	—	—	—	4,392
Corporate debt	—	102,724	1,968	—	—	104,692
RMBS(b)	—	6,274	5,670	—	—	11,944
CMBS	—	9,350	718	—	—	10,068
CLO	—	6,516	1,670	—	—	8,186
ABS	—	792	9,595	—	—	10,387
Total bonds available-for-sale	—	136,367	20,426	—	—	156,793
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	37	—	—	—	37
Non-U.S. governments	—	22	—	—	—	22
Corporate debt	—	1,805	417	—	—	2,222
RMBS(c)	—	58	107	—	—	165
CMBS	—	204	28	—	—	232
CLO	—	268	11	—	—	279
ABS	—	71	741	—	—	812
Total other bond securities	—	2,465	1,304	—	—	3,769
Equity securities	141	3	26	—	—	170
Other invested assets(d)	—	—	1,832	—	—	1,832
Derivative assets:
Interest rate contracts	1	1,269	303	—	—	1,573
Foreign exchange contracts	—	1,247	—	—	—	1,247
Equity contracts	11	124	282	—	—	417
Credit contracts	—	—	—	—	—	—
Other contracts	—	1	14	—	—	15
Counterparty netting and cash collateral	—	—	—	(2,547)	(406)	(2,953)
Total derivative assets	12	2,641	599	(2,547)	(406)	299
Short-term investments	1	1,356	—	—	—	1,357
Market risk benefit assets	—	—	796	—	—	796
Separate account assets	81,655	3,198	—	—	—	84,853
Total	$81,809	$146,030	$24,983	$(2,547)	$(406)	$249,869
Liabilities:
Policyholder contract deposits(e)	$—	$97	$5,367	$—	$—	$5,464
Derivative liabilities:
Interest rate contracts	—	2,676	—	—	—	2,676
Foreign exchange contracts	—	632	—	—	—	632
Equity contracts	2	10	15	—	—	27
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	—	—	—	—
Counterparty netting and cash collateral	—	—	—	(2,547)	(691)	(3,238)
Total derivative liabilities	2	3,318	15	(2,547)	(691)	97
Fortitude Re funds withheld payable(f)	—	—	1,262	—	—	1,262
Market risk benefit liabilities	—	—	4,736	—	—	4,736
Debt of consolidated investment entities	—	—	6	—	—	6
Total	$2	$3,415	$11,386	$(2,547)	$(691)	$11,565
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Includes investments in residential-backed mortgage securities (“RMBS”) issued by related parties of $36 million and $7 million classified as Level 2 and Level 3, respectively, as of December 31, 2023. Additionally, includes investments in RMBS issued by related parties of $37 million and $2 million classified as Level 2 and Level 3, respectively, as of December 31, 2022.
(c)Includes less than $1 million of investments in RMBS issued by related parties classified as Level 2 as of December 31, 2023 and December 31, 2022.
(d)Excludes investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent), which totaled $5.8 billion and $6.0 billion as of December 31, 2023 and December 31, 2022, respectively.
(e)Excludes basis adjustments for fair value hedges.

Corebridge | 2023 Form 10-K 187

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(f)As discussed in Note 8, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by and continue to reside on Corebridge’s Consolidated Balance Sheets. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by Corebridge, which are primarily available-for-sale securities.
(g)Excludes $167 million of assets that were reclassified to Assets held-for-sale in the Consolidated Balance Sheets. See Note 4 for additional information.
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the years ended December 31, 2023 and 2022 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2023 and 2022:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Year Ended December 31, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$805	$(2)	$66	$(15)	$—	$(10)	$—	$844	$—	$35
Corporate debt	1,968	(96)	13	(58)	583	(1,037)	(16)	1,357	—	(19)
RMBS	5,670	316	22	(103)	33	(84)	—	5,854	—	(45)
CMBS	718	9	(53)	(53)	179	(192)	—	608	—	(83)
CLO	1,670	(18)	53	(29)	76	(172)	263	1,843	—	(19)
ABS	9,595	263	323	2,144	590	(9)	—	12,906	—	260
Total bonds available-for-sale	20,426	472	424	1,886	1,461	(1,504)	247	23,412	—	129
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	1	—	—	—	1	—	—
Corporate debt	417	(15)	—	(43)	—	(192)	—	167	(16)	—
RMBS	107	6	—	(6)	—	—	—	107	2	—
CMBS	28	(5)	—	(6)	—	—	—	17	—	—
CLO	11	17	—	(52)	39	(44)	98	69	6	—
ABS	741	49	—	207	—	(35)	—	962	(18)	—
Total other bond securities	1,304	52	—	101	39	(271)	98	1,323	(26)	—
Equity securities	26	—	—	23	1	(7)	(1)	42	—	—
Other invested assets	1,832	(153)	11	126	34	—	—	1,850	(150)	—
Total (a)	$23,588	$371	$435	$2,136	$1,535	$(1,782)	$344	$26,627	$(176)	$129

Corebridge | 2023 Form 10-K 188

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,367	$1,464	$—	$1,111	$—	$—	$—	$7,942	$(733)	$—
Derivative liabilities, net:
Interest rate contracts	(303)	(88)	—	(157)	—	—	99	(449)	33	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(267)	(389)	—	(537)	—	—	432	(761)	438	—
Credit contracts	—	—	—	—	—	—	—	—	—	—
Other contracts	(14)	(61)	—	65	—	—	—	(10)	62	—
Total derivative liabilities, net(b)	(584)	(538)	—	(629)	—	—	531	(1,220)	533	—
Fortitude Re funds withheld payable	1,262	1,734	—	(814)	—	—	—	2,182	(721)	—
Debt of consolidated investment entities	6	1	—	(7)	—	—	—	—	—	—
Total (c)	$6,051	$2,661	$—	$(339)	$—	$—	$531	$8,904	$(921)	$—

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other (d)	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Year Ended December 31, 2022
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$1,395	$1	$(525)	$(95)	$40	$(11)	$—	$805	$—	$(221)
Corporate debt	1,907	17	(192)	(159)	911	(516)	—	1,968	—	(174)
RMBS	7,595	322	(986)	(834)	7	(434)	—	5,670	—	(610)
CMBS	1,072	9	(140)	38	45	(306)	—	718	—	(115)
CLO	3,038	(31)	(163)	(105)	1,305	(1,673)	(701)	1,670	—	(76)
ABS	7,400	131	(1,417)	3,283	218	(20)	—	9,595	—	(1,369)
Total bonds available-for-sale	22,407	449	(3,423)	2,128	2,526	(2,960)	(701)	20,426	—	(2,565)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—	—	—	—	—	—	—
Corporate debt	134	(5)	—	158	335	(205)	—	417	(2)	—
RMBS	106	(23)	—	24	—	—	—	107	(22)	—
CMBS	33	(5)	—	—	—	—	—	28	(4)	—
CLO	149	1	—	(131)	70	(78)	—	11	(5)	—
ABS	205	(117)	—	653	—	—	—	741	(132)	—
Total other bond securities	627	(149)	—	704	405	(283)	—	1,304	(165)	—
Equity securities	2	(1)	—	23	2	—	—	26	(1)	—
Other invested assets	1,892	313	(22)	(195)	24	(180)	—	1,832	329	—
Total (a)	$24,928	$612	$(3,445)	$2,660	$2,957	$(3,423)	$(701)	$23,588	$163	$(2,565)

Corebridge | 2023 Form 10-K 189

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gain (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,572	$(1,107)	$—	$902	$—	$—	$—	$5,367	$1,363	$—
Derivative liabilities, net:
Interest rate contracts	—	1	—	(304)	—	—	—	(303)	(1)	—
Foreign exchange contracts	—	(1)	—	1	—	—	—	—	—	—
Equity contracts	(457)	494	—	(304)	—	—	—	(267)	(249)	—
Credit contracts	(1)	1	—	—	—	—	—	—	—	—
Other contracts	(12)	(63)	—	61	—	—	—	(14)	63	—
Total derivative liabilities, net(b)	(470)	432	—	(546)	—	—	—	(584)	(187)	—
Fortitude Re funds withheld payable	7,974	(6,348)	—	(364)	—	—	—	1,262	6,689	—
Debt of consolidated investment entities	5	—	—	1	—	—	—	6	(1)	—
Total (c)	$13,081	$(7,023)	$—	$(7)	$—	$—	$—	$6,051	$7,864	$—
(a)Excludes MRB assets of $912 million at December 31, 2023 and $796 million at December 31, 2022. Refer to Note 16 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $5.7 billion at December 31, 2023 and $4.7 billion at December 31, 2022. Refer to Note 16 for additional information.
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
Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income	Net Realized and Unrealized Gains (Losses)	Interest Expense	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Year Ended December 31, 2023
Assets:
Bonds available-for-sale	$—	$491	$(19)	$—	$—	$472
Other bond securities	—	52	—	—	—	52
Equity securities	—	—	—	—	—	—
Other invested assets	—	(150)	(3)	—	—	(153)
Year Ended December 31, 2022
Assets:
Bonds available-for-sale	$—	$516	$(67)	$—	$—	$449
Other bond securities	—	(149)	—	—	—	(149)
Equity securities	—	(1)	—	—	—	(1)
Other invested assets	—	321	(8)	—	—	313

Corebridge | 2023 Form 10-K 190

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Policy Fees	Net Investment Income	Net Realized and Unrealized Gains (Losses)	Interest Expense	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Year Ended December 31, 2023
Liabilities:
Policyholder contract deposits (b)	$—	$—	$(1,464)	$—	$—	$(1,464)
Derivative liabilities, net	62	—	517	—	(41)	538
Fortitude Re funds withheld payable	—	—	(1,734)	—	—	(1,734)
Market risk benefit liabilities, net(c)	—	—	3	—	1,125	1,128
Debt of consolidated investment entities	—	(1)	—	—	—	(1)
Year Ended December 31, 2022
Liabilities:
Policyholder contract deposits (b)	$—	$—	$1,107	$—	$—	$1,107
Derivative liabilities, net	61	—	(577)	—	84	(432)
Fortitude Re funds withheld payable	—	—	6,348	—	—	6,348
Market risk benefit liabilities, net (c)	—	—	—	—	2,344	2,344
Debt of consolidated investment entities	—	—	—	—	—	—
(a)The portion of the fair value change attributable to our own credit risk is recognized in OCI.
(b)Primarily embedded derivatives.
(c)Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | 2023 Form 10-K 191

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements
The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the year ended December 31, 2023 and 2022 related to Level 3 assets and liabilities in the Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Year Ended December 31, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$(12)	$(3)	$(15)
Corporate debt	223	(30)	(251)	(58)
RMBS	706	(42)	(767)	(103)
CMBS	9	(27)	(35)	(53)
CLO	226	(18)	(237)	(29)
ABS	2,523	(4)	(375)	2,144
Total bonds available-for-sale	3,687	(133)	(1,668)	1,886
Other bond securities:
Obligations of states, municipalities and political subdivisions	3	(2)	—	1
Corporate debt	185	—	(228)	(43)
RMBS	6	—	(12)	(6)
CMBS	—	(6)	—	(6)
CLO	1	(9)	(44)	(52)
ABS	256	(8)	(41)	207
Total other bond securities	451	(25)	(325)	101
Equity securities	25	—	(2)	23
Other invested assets	262	—	(136)	126
Total assets*	$4,425	$(158)	$(2,131)	$2,136
Liabilities:
Policyholder contract deposits	$—	$1,428	$(317)	$1,111
Derivative liabilities, net	(127)	—	(502)	(629)
Fortitude Re funds withheld payable	—	—	(814)	(814)
Debt of consolidated investment entities	—	—	(7)	(7)
Total liabilities	$(127)	$1,428	$(1,640)	$(339)

Corebridge | 2023 Form 10-K 192

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Year Ended December 31, 2022
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$(60)	$(35)	$(95)
Corporate debt	85	(39)	(205)	(159)
RMBS	377	—	(1,211)	(834)
CMBS	118	(9)	(71)	38
CLO	514	(27)	(592)	(105)
ABS	3,110	—	173	3,283
Total bonds available-for-sale	4,204	(135)	(1,941)	2,128
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	29	(3)	132	158
RMBS	38	—	(14)	24
CMBS	—	—	—	—
CLO	16	(123)	(24)	(131)
ABS	675	—	(22)	653
Total other bond securities	758	(126)	72	704
Equity securities	22	—	1	23
Other invested assets	652	—	(847)	(195)
Total assets*	$5,636	$(261)	$(2,715)	$2,660
Liabilities:
Policyholder contract deposits	$—	$923	$(21)	$902
Derivative liabilities, net	(421)	—	(125)	(546)
Fortitude Re funds withheld payable	—	—	(364)	(364)
Debt of consolidated investment entities	—	—	1	1
Total liabilities	$(421)	$923	$(509)	$(7)
* There were no issuances during the year ended December 31, 2023 and 2022 for invested assets.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2023 and 2022 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $23 million and $(92) million of net gains (losses) related to assets transferred into Level 3 during the years ended December 31, 2023 and 2022, respectively, and includes $(10) million and $(142) million of net gains (losses) related to assets transferred out of Level 3 during the years ended December 31, 2023 and 2022, respectively.
Transfers of Level 3 Assets
During the years ended December 31, 2023 and 2022, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage backed securities (“CMBS”), CLO and asset-backed securities (“ABS”). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

Corebridge | 2023 Form 10-K 193

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements
During the years ended December 31, 2023 and 2022, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO, ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the years ended December 31, 2023 and December 31, 2022.
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

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$821	Discounted cash flow	Yield	4.97% - 5.31% (5.14%)
Corporate debt	$1,471	Discounted cash flow	Yield	5.26% - 8.16% (6.71%)
RMBS(c)	$3,315	Discounted cash flow	Prepayment Speed	4.31% - 9.86% (7.09%)
			Default Rate	0.73% - 2.52% (1.63%)
			Yield	6.11% - 7.40% (6.75%)
			Loss Severity	30.64% - 91.03% (60.83%)
CLO(c)	$1,697	Discounted cash flow	Yield	6.06% - 7.81% (6.93%)
ABS(c)	$11,367	Discounted cash flow	Yield	5.63% - 7.82% (6.73%)
CMBS	$565	Discounted cash flow	Yield	5.49% - 17.84% (11.66%)
Market risk benefit assets	$912	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.29%
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$2,174	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.29%
Fixed annuities guaranteed benefits	$1,111	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(h)	90.00% - 97.50%
			NPA(g)	0.00% - 2.29%

Corebridge | 2023 Form 10-K 194

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Fixed index annuities guaranteed benefits	$2,420	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(h)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.29%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$6,953	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.29%
Index universal life	$989	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity Volatility	5.85% - 20.36%
			NPA(g)	0.00% - 2.29%

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$780	Discounted cash flow	Yield	5.33% - 5.92% (5.63%)
Corporate debt	$1,988	Discounted cash flow	Yield	4.90% - 9.54% (7.22%)
RMBS(c)	$3,725	Discounted cash flow	Constant prepayment rate	4.84% - 10.35% (7.60%)
			Loss severity	45.01% - 77.28% (61.14%)
			Constant default rate	0.79% - 2.67% (1.73%)
			Yield	5.95% - 7.72% (6.84%)
CLO(c)	$1,547	Discounted cash flow	Yield	7.13% - 7.59% (7.36%)
ABS(c)	$6,591	Discounted cash flow	Yield	6.01% - 7.96% (6.98%)
CMBS	$663	Discounted cash flow	Yield	4.72% - 10.21% (7.46%)
Market risk benefit assets	$796	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$2,358	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%

Corebridge | 2023 Form 10-K 195

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Fixed annuities guaranteed benefits	$680	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.16%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(h)	90.00% - 97.50%
			NPA(g)	0.00% - 2.03%
Fixed index annuities guaranteed benefits	$1,698	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 5.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$4,657	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option Budget	0.00% - 5.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Index universal life	$710	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.75% - 23.63%
			NPA(g)	0.00% - 2.03%
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
(d)The Fortitude Re funds withheld payable has been excluded from the above table. As discussed in Note 8, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by and continue to reside on Corebridge’s Consolidated Balance Sheets. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by Corebridge. Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the invested assets supporting the reinsurance agreements that are held on Corebridge’s Consolidated Balance Sheets.
(e)The ranges for these inputs vary due to the different GMWB product specification and policyholder characteristics across in-force policies. Policyholder characteristics that affect these ranges include age, policy duration, and gender.
(f)Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.
(g)The NPA applied as a spread over risk-free curve for discounting.
(h)The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders. The total embedded derivative liability at December 31, 2023 and December 31, 2022 was approximately $1.5 billion and $1.1 billion, respectively.
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $1.5 billion and $1.1 billion at December 31, 2023 and December 31, 2022, respectively.
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

Corebridge | 2023 Form 10-K 196

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements
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
•Non-performance or “own credit” risk adjustment used in the valuation of MRBs and embedded derivatives, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the NPA spread) to the curve used to discount projected benefit cash flows. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the MRBs and embedded derivatives, resulting in a gain in AOCI or Net realized gains (losses), respectively, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the MRBs and embedded derivatives, resulting in a loss in AOCI or Net realized (losses), respectively.
•The projected cash flows incorporate best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of the fair value of projected cash flows and policyholder behavior. Estimates of future policyholder behavior assumptions are subjective and based primarily on our historical experience.
•For embedded derivatives, option budgets estimate the expected long-term cost of options used to hedge exposures associated with index price changes. The level of option budgets determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

Corebridge | 2023 Form 10-K 197

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements
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
INVESTMENTS IN CERTAIN ENTITIES CARRIED AT FAIR VALUE USING NET ASSET VALUE PER SHARE
The following table includes information related to our investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring basis, we use the net asset value per share to measure fair value:

		December 31, 2023		December 31, 2022
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,445	$1,755	$2,014	$1,719
Real estate	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	1,074	540	1,082	549
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	203	91	212	118
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	485	109	510	40
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	152	42	443	78
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	1,182	233	902	284
Total private equity funds		5,541	2,770	5,163	2,788
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	4	—	5	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	161	—	335	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	69	—	366	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	65	—	178	—
Total hedge funds		299	—	884	—
Total		$5,840	$2,770	$6,047	$2,788
Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments.

Corebridge | 2023 Form 10-K 198

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements
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
For additional information related to embedded derivatives refer to Note 10.
Additionally, we elect the fair value option for certain alternative investments when such investments are eligible for this election. We believe this measurement basis is consistent with the applicable accounting guidance used by the respective investment company funds themselves.
For additional information on securities and other invested assets for which we have elected the fair value option refer to Note 6.
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value options:

Years Ended December 31,	Gain (Loss)
(in millions)	2023	2022	2021
Assets:
Other bond securities(a)	$340	$(408)	$26
Alternative investments(b)	115	191	1,083
Total assets	455	(217)	1,109
Liabilities:
Policyholder contract deposits(c)	3	20	7
Debt of consolidated investment entities(d)	—	—	(179)
Total liabilities	3	20	(172)
Total gain (loss)	$458	$(197)	$937
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
Interest income and dividend income on assets measured under the fair value option are recognized and included in Net investment income in the Consolidated Statements of Income (Loss). Interest expense on liabilities measured under the fair value option is reported in Interest Expense in the Consolidated Statements of Income (Loss).
For additional information about our policies for recognition, measurement, and disclosure of interest and dividend income see Note 6.
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
We have elected the fair value option on certain debt securities issued by Corebridge or its affiliates. As of December 31, 2023, and December 31, 2022, the fair value was $0 million and $6 million, respectively. This relates to interest only notes issued by residential mortgage loan securitization structures for which the principal of the notes is a reference amount only and its repayment is not expected. The aforementioned principal reference amounts are $0 million and $655 million as of December 31, 2023 and December 31, 2022, respectively.

Corebridge | 2023 Form 10-K 199

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements
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
For additional information about how we test various asset classes for impairment see Notes 6 and 7.
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Years Ended December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2023	2022	2021
December 31, 2023
Other investments	$—	$—	$80	$80	$13	$25	$6
Other assets	—	—	—	—	—	—	1
Total	$—	$—	$80	$80	$13	$25	$7
December 31, 2022
Other investments	$—	$—	$12	$12
Other assets	—	—	—	—
Total	$—	$—	$12	$12
In addition to the assets presented in the table above, at December 31, 2023 and 2022, Corebridge had $0 million and $163 million, respectively, of loans held for sale which are carried at fair value, determined on an individual loan basis. There is no associated impairment charge.
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

Corebridge | 2023 Form 10-K 200

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements
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
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
December 31, 2023
Assets:
Mortgage and other loans receivable	$—	$30	$43,919	$43,949	$46,867
Other invested assets	—	268	—	268	268
Short-term investments(a)	—	2,928	—	2,928	2,928
Cash(b)	612	—	—	612	612
Other assets	13	—	—	13	13
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	90	130,094	130,184	140,652
Fortitude Re funds withheld payable	—	—	23,775	23,775	23,775
Other liabilities	—	2,467	—	2,467	2,467
Short-term debt	—	250	—	250	250
Long-term debt	—	8,722	—	8,722	9,118
Debt of consolidated investment entities	—	43	2,230	2,273	2,504
Separate account liabilities - investment contracts	—	87,215	—	87,215	87,215
December 31, 2022
Assets:
Mortgage and other loans receivable	$—	$31	$40,936	$40,967	$44,403
Other invested assets	—	222	—	222	222
Short-term investments	—	3,043	—	3,043	3,043
Cash	552	—	—	552	552
Other assets	4	8	—	12	12
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	119	129,174	129,293	137,086
Fortitude Re funds withheld payable	—	—	25,289	25,289	25,289
Other liabilities	—	3,056	—	3,056	3,056
Short-term debt	—	1,500	—	1,500	1,500
Long-term debt	—	7,172	—	7,172	7,868
Debt of consolidated investment entities	—	3,055	2,488	5,543	5,952
Separate account liabilities - investment contracts	—	80,649	—	80,649	80,649
(a) Excludes $11 million of assets that were reclassified to Assets held-for-sale in the Consolidated Balance Sheets. See Note 4 for additional information.
(b) Excludes $3 million of assets that were reclassified to Assets held-for-sale in the Consolidated Balance Sheets. See Note 4 for additional information.

Corebridge | 2023 Form 10-K 201

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

6. Investments
FIXED MATURITY SECURITIES
Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available-for-sale or the fair value option has been elected. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2023 or 2022.
Unrealized gains and losses from available-for-sale investments in fixed maturity securities carried at fair value are reported as a separate component of AOCI, net of policy related amounts and deferred income taxes, in Shareholders’ equity. Realized and unrealized gains and losses from fixed maturity securities for which the fair value option has been elected are reflected in Net investment income. Investments in fixed maturity securities are generally recorded on a trade-date basis.
Interest income is recognized using the effective yield method and reflects amortization of premium and accretion of discount. Premiums and discounts arising from the purchase of bonds classified as available-for-sale are treated as yield adjustments over their estimated holding periods, until maturity, or call date, if applicable. For investments in certain structured securities, recognized yields are updated based on current information regarding the timing and amount of expected undiscounted future cash flows. For high credit quality structured securities, effective yields are recalculated based on actual payments received and updated prepayment expectations, and the amortized cost is adjusted to the amount that would have existed had the new effective yield been applied since acquisition with a corresponding charge or credit to net investment income. For structured securities that are not high credit quality, the structured securities yields are based on expected cash flows which take into account both expected credit losses and prepayments.
An allowance for credit losses is not established upon initial recognition of the asset (unless the security is determined to be a purchased credit deteriorated asset which is discussed in more detail below). Subsequently, differences between actual and expected cash flows and changes in expected cash flows are recognized as adjustments to the allowance for credit losses. Changes that cannot be reflected as adjustments to the allowance for credit losses are accounted for as prospective adjustments to yield.

Corebridge | 2023 Form 10-K 202

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments
SECURITIES AVAILABLE-FOR-SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs(a)	Allowance for Credit Losses(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(a)
December 31, 2023
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,436	$—	$17	$(233)	$1,220
Obligations of states, municipalities and political subdivisions	6,466	—	58	(693)	5,831
Non-U.S. governments	4,695	(2)	43	(679)	4,057
Corporate debt	120,654	(71)	1,294	(15,795)	106,082
Mortgage-backed, asset-backed and collateralized:
RMBS	14,491	(25)	599	(788)	14,277
CMBS	11,045	(30)	22	(1,056)	9,981
CLO	11,203	—	90	(149)	11,144
ABS	14,956	—	63	(1,084)	13,935
Total mortgage-backed, asset-backed and collateralized	51,695	(55)	774	(3,077)	49,337
Total bonds available-for-sale	$184,946	$(128)	$2,186	$(20,477)	$166,527

December 31, 2022
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,405	$—	$17	$(224)	$1,198
Obligations of states, municipalities and political subdivisions	6,808	—	42	(924)	5,926
Non-U.S. governments	5,251	(5)	25	(879)	4,392
Corporate debt	124,068	(116)	729	(19,989)	104,692
Mortgage-backed, asset-backed and collateralized:
RMBS	12,267	(27)	574	(870)	11,944
CMBS	11,176	—	7	(1,115)	10,068
CLO	8,547	—	15	(376)	8,186
ABS	11,752	—	15	(1,380)	10,387
Total mortgage-backed, asset-backed and collateralized	43,742	(27)	611	(3,741)	40,585
Total bonds available-for-sale	$181,274	$(148)	$1,424	$(25,757)	$156,793
(a)     The table above includes available-for-sale securities issued by related parties. This includes RMBS which had a fair value of $43 million and $39 million, and an amortized cost of $45 million and $43 million as of December 31, 2023 and December 31, 2022, respectively.
(b)    Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.

Corebridge | 2023 Form 10-K 203

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments
Securities Available-for-Sale in a Loss Position for Which No Allowance for Credit Loss Has Been Recorded
The following table summarizes the fair value and gross unrealized losses on our available-for-sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit loss has been recorded:

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Bonds available-for-sale:
U.S. government and government sponsored entities	$22	$3	$746	$230	$768	$233
Obligations of states, municipalities and political subdivisions	1,124	110	3,676	583	4,800	693
Non-U.S. governments	470	82	2,981	592	3,451	674
Corporate debt	11,338	1,760	75,045	14,009	86,383	15,769
RMBS	2,676	174	4,855	577	7,531	751
CMBS	1,840	159	6,570	886	8,410	1,045
CLO	2,992	60	3,823	89	6,815	149
ABS	2,599	110	8,138	974	10,737	1,084
Total bonds available-for-sale	$23,061	$2,458	$105,834	$17,940	$128,895	$20,398

December 31, 2022
Bonds available-for-sale:
U.S. government and government sponsored entities	$761	$224	$—	$—	$761	$224
Obligations of states, municipalities and political subdivisions	5,076	924	—	—	5,076	924
Non-U.S. governments	3,932	868	—	—	3,932	868
Corporate debt	82,971	16,866	11,143	3,070	94,114	19,936
RMBS	6,227	653	903	171	7,130	824
CMBS	7,902	797	1,708	318	9,610	1,115
CLO	5,573	234	2,007	142	7,580	376
ABS	6,998	854	2,271	526	9,269	1,380
Total bonds available-for-sale	$119,440	$21,420	$18,032	$4,227	$137,472	$25,647
At December 31, 2023, we held 15,034 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 12,787 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2022, we held 16,516 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 1,923 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2023 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available-for-Sale
The following table presents the amortized cost and fair value of fixed maturity securities available-for-sale by contractual maturity:

	Total Fixed Maturity Securities Available-for-sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
December 31, 2023
Due in one year or less	$2,618	$2,585
Due after one year through five years	22,387	21,863
Due after five years through ten years	24,395	22,630
Due after ten years	83,778	70,112
Mortgage-backed, asset-backed and collateralized	51,640	49,337
Total	$184,818	$166,527
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Corebridge | 2023 Form 10-K 204

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Years Ended December 31,
	2023		2022		2021
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$100	$(451)	$120	$(677)	$894	$(144)
For the years ended December 31, 2023, 2022, and 2021, the aggregate fair value of available-for-sale securities sold was $7.6 billion, $10.0 billion, and $11.4 billion respectively, which resulted in Net realized gains (losses) of $(351) million, $(557) million, and $750 million respectively. Included within the Net realized gains (losses) are $(73) million, $(232) million, and $647 million of realized gains (losses) for the years ended December 31, 2023, 2022, and 2021 respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	December 31, 2023		December 31, 2022
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$—	—%	$—	—%
Obligations of states, municipalities and political subdivisions	40	1%	37	1%
Non-U.S. governments	13	—%	22	1%
Corporate debt	2,653	57%	2,222	56%
Mortgage-backed, asset-backed and collateralized:
RMBS	170	4%	165	4%
CMBS	228	5%	232	6%
CLO	423	9%	279	7%
ABS	1,051	23%	812	21%
Total mortgage-backed, asset-backed and collateralized	1,872	41%	1,488	38%
Total fixed maturity securities	4,578	99%	3,769	96%
Equity securities	63	1%	170	4%
Total	$4,641	100%	$3,939	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	December 31, 2023	December 31, 2022
Alternative investments(a)(b)	$7,690	$8,014
Investment real estate(c)	1,932	1,831
All other investments(d)	635	573
Total(e)	$10,257	$10,418
(a)At December 31, 2023, included hedge funds of $299 million and private equity funds of $7.4 billion. At December 31, 2022, included hedge funds of $884 million and private equity funds of $7.1 billion.
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
(c)Net of accumulated depreciation of $680 million and $616 million as of December 31, 2023 and December 31, 2022, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at December 31, 2023 and December 31, 2022, respectively.
(e)Includes investments in related parties, which totaled $0.6 million and $6 million as of December 31, 2023 and December 31, 2022, respectively.

Corebridge | 2023 Form 10-K 205

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments
Other Invested Assets Carried at Fair Value
Certain hedge funds, private equity funds, and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income.
Other Invested Assets – Equity Method Investments
We account for hedge funds, private equity funds, certain affordable housing partnerships and other investment partnerships using the equity method of accounting unless our interest is so minor that we may have virtually no influence over partnership operating and financial policies, or we have elected the fair value option. Under the equity method of accounting, our carrying amount generally is our share of the net asset value of the funds or the partnerships, and changes in our share of the net asset values are recorded in Net investment income. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments. Hedge funds are reported as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag. The financial statements of these investees are generally audited annually. The carrying amount of equity method investments totaled $2.9 billion and $3.2 billion as of December 31, 2023 and December 31, 2022, respectively, representing various ownership percentages each period.
Summarized Financial Information of Equity Method Investees
The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2023	2022	2021
Operating results:
Total revenues	$2,319	$6,316	$9,425
Total expenses	(521)	(579)	(674)
Net income	$1,798	$5,737	$8,751
December 31,
(in millions)		2023	2022
Balance sheet:
Total assets		$33,168	$39,181
Total liabilities		$(1,672)	$(3,551)
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
•Earnings from alternative investments.
•Prepayment premiums.

Corebridge | 2023 Form 10-K 206

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments
The following table presents the components of Net investment income:

	Years Ended December 31,
	2023			2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total

Available-for-sale fixed maturity securities, including short-term investments	$7,894	$822	$8,716	$6,725	$954	$7,679	$6,837	$1,296	$8,133
Other bond securities	49	291	340	(30)	(378)	(408)	17	9	26
Equity securities	40	—	40	(82)	—	(82)	(290)	—	(290)
Interest on mortgage and other loans	2,160	199	2,359	1,703	176	1,879	1,479	184	1,663
Alternative investments*	18	86	104	675	170	845	1,851	318	2,169
Real estate	38	—	38	43	—	43	204	—	204
Other investments	61	(1)	60	100	—	100	115	—	115
Total investment income	10,260	1,397	11,657	9,134	922	10,056	10,213	1,807	12,020
Investment expenses	550	29	579	449	31	480	316	32	348
Net investment income	$9,710	$1,368	$11,078	$8,685	$891	$9,576	$9,897	$1,775	$11,672
* Included income from hedge funds and private equity funds. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
NET REALIZED GAINS AND LOSSES
Net realized gains and losses are determined by specific identification. The Net realized gains and losses are generated primarily from the following sources:
•Sales or full redemptions of available-for-sale fixed maturity securities, real estate and other alternative investments.
•Reductions to the amortized cost basis of available-for-sale fixed maturity securities that have been written down due to our intent to sell them or it being more likely than not that we will be required to sell them.
•Changes in the allowance for credit losses on bonds available-for-sale, mortgage and other loans receivable, and loans commitments.
•Most changes in the fair value of free standing and embedded derivatives, including changes in the non-performance adjustment are included in Net realized gains (losses). However, changes in derivatives designated as hedging instruments when the fair value of the hedged item is not reported in Net realized gains (losses) are excluded from Net realized gains (losses). Additionally, changes in the fair value of free standing derivatives that hedge certain MRBs are excluded from Net realized gains (losses).
•Foreign exchange gains and losses resulting from foreign currency transactions.
•Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.

Corebridge | 2023 Form 10-K 207

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments
The following table presents the components of Net realized gains (losses):

	Years Ended December 31,
	2023			2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(278)	$(73)	$(351)	$(325)	$(232)	$(557)	$103	$647	$750
Change in allowance for credit losses on fixed maturity securities	(162)	(9)	(171)	(115)	(31)	(146)	8	3	11
Change in allowance for credit losses on loans	(138)	(66)	(204)	(76)	(44)	(120)	133	8	141
Foreign exchange transactions, net of related hedges	(195)	(10)	(205)	695	61	756	310	20	330
Index-Linked interest credited embedded embedded derivatives, net of related hedges	(776)	—	(776)	(117)	—	(117)	(3)	—	(3)
All other derivatives and hedge accounting*	(53)	(66)	(119)	(43)	(181)	(224)	(6)	9	3
Sales of alternative investments and real estate investments	50	(2)	48	179	43	222	794	237	1,031
Other	(62)	2	(60)	(57)	(13)	(70)	176	—	176
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(1,614)	(224)	(1,838)	141	(397)	(256)	1,515	924	2,439
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(1,734)	(1,734)	—	6,347	6,347	—	(687)	(687)
Net realized gains (losses)	$(1,614)	$(1,958)	$(3,572)	$141	$5,950	$6,091	$1,515	$237	$1,752
* Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 16.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Years Ended December 31,
(in millions)	2023	2022
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$6,042	$(40,386)
Other investments	13	(15)
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$6,055	$(40,401)

Corebridge | 2023 Form 10-K 208

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

	Years Ended December 31,
	2023			2022
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$41	$240	$281	$(82)	$353	$271
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	57	1	58	(46)	(11)	(57)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(16)	$239	$223	$(36)	$364	$328
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
Fixed Maturity Securities
If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis and if the fair value of the security is below amortized cost, an impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to Net realized gains (losses). No allowance is established in these situations and any previously recorded allowance is reversed. The new cost basis is not adjusted for subsequent increases in estimated fair value. When assessing our intent to sell a fixed maturity security, or whether it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition our investment portfolio, sales of securities to meet cash flow needs and sales of securities to take advantage of favorable pricing.
For fixed maturity securities for which a decline in the fair value below the amortized cost is due to credit related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to Net realized gains (losses). The allowance for credit losses is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit related factors is presented in unrealized appreciation (depreciation) of fixed maturity securities on which an allowance for credit losses was previously recognized (a separate component of AOCI). Accrued interest is excluded from the measurement of the allowance for credit losses.
When estimating future cash flows for structured fixed maturity securities (e.g., RMBS, CMBS, CLO, ABS) management considers the historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and the priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs, which vary by asset class:
•Current delinquency rates;
•Expected default rates and the timing of such defaults;
•Loss severity and the timing of any recovery; and
•Expected prepayment speeds.
When estimating future cash flows for corporate, municipal and sovereign fixed maturity securities determined to be credit impaired, management considers:
•Expected default rates and the timing of such defaults;
•Loss severity and the timing of any recovery; and
•Scenarios specific to the issuer and the security, which may also include estimates of outcomes of corporate restructurings, political and macroeconomic factors, stability and financial strength of the issuer, the value of any secondary sources of repayment and the disposition of assets.
We consider severe price declines in our assessment of potential credit impairments. We may also modify our model inputs when we determine that price movements in certain sectors are indicative of factors not captured by the cash flow models.

Corebridge | 2023 Form 10-K 209

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments
Under the current expected credit loss (“CECL”) model, credit losses are reassessed each period. The allowance for credit losses and the corresponding charge to Net realized gains (losses) can be reversed if conditions change, however, the allowance for credit losses will never be reduced below zero. When we determine that all or a portion of a fixed maturity security is uncollectable, the uncollectable amortized cost amount is written off with a corresponding reduction to the allowance for credit losses. If we collect cash flows that were previously written off, the recovery is recognized by recording a gain in Net realized gains (losses).
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

	Years Ended December 31,
	2023			2022			2021
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Balance, beginning of year	$27	$121	$148	$8	$70	$78	$14	$117	$131
Additions:
Securities for which allowance for credit losses were not previously recorded	59	84	143	36	139	175	3	46	49
Purchases of available-for-sale debt securities accounted for as purchased credit deteriorated assets	—	—	—	—	—	—	—	—	—
Accretion of available-for-sale debt securities accounted for as purchased credit deteriorated assets	—	—	—	—	—	—	—	—	—
Reductions:
Securities sold during the period	(2)	(30)	(32)	(3)	(48)	(51)	(4)	(19)	(23)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	(10)	38	28	(14)	(15)	(29)	(5)	(55)	(60)
Write-offs charged against the allowance	(19)	(140)	(159)	—	(25)	(25)	—	(19)	(19)
Balance, end of year	$55	$73	$128	$27	$121	$148	$8	$70	$78
Purchased Credit Deteriorated Securities
We purchase certain RMBS securities that have experienced more-than-insignificant deterioration in credit quality since origination. These are referred to as purchased credit deteriorated assets. At the time of purchase an allowance is recognized for these purchased credit deteriorated assets by adding it to the purchase price to arrive at the initial amortized cost. There is no credit loss expense recognized upon acquisition of a purchased credit deteriorated asset. When determining the initial allowance for credit losses, management considers the historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and the priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs:
•current delinquency rates;
•expected default rates and the timing of such defaults;
•loss severity and the timing of any recovery; and
•expected prepayment speeds.
Subsequent to the acquisition date, the purchased credit deteriorated assets follow the same accounting as other structured securities that are not of high credit quality.
We did not purchase securities with more-than-insignificant credit deterioration since their origination during the years ended December 31, 2023, 2022 and 2021.
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

Corebridge | 2023 Form 10-K 210

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments
Our investments in real estate are periodically evaluated for recoverability whenever changes in circumstances indicate the carrying amount of an asset may be impaired. When impairment indicators are present, we compare expected investment cash flows to carrying amount. When the expected cash flows are less than the carrying amount, the investments are written down to fair value with a corresponding charge to earnings.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase agreements:

(in millions)	December 31, 2023	December 31, 2022
Fixed maturity securities available-for-sale	$2,655	$2,968
At December 31, 2023 and December 31, 2022, amounts borrowed under repurchase agreements totaled $2.5 billion and $3.1 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
December 31, 2023
Bonds available-for-sale:
Non-U.S. governments	$—	$209	$—	$—	$—	$209
Corporate debt	38	2,408	—	—	—	2,446
Total	$38	$2,617	$—	$—	$—	$2,655
December 31, 2022
Bonds available-for-sale:
Non-U.S. governments	$—	$21	$—	$—	$—	$21
Corporate debt	—	2,370	577	—	—	2,947
Total	$—	$2,391	$577	$—	$—	$2,968
There were no securities lending agreements at December 31, 2023 and December 31, 2022.
There were no reverse repurchase agreements at December 31, 2023 and December 31, 2022.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $8.1 billion and $3.5 billion at December 31, 2023 and December 31, 2022, respectively.

Corebridge | 2023 Form 10-K 211

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments
Other Pledges and Restrictions
Certain of our subsidiaries are members of FHLBs and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $268 million and $222 million of stock in FHLBs at December 31, 2023 and December 31, 2022, respectively. In addition, our subsidiaries have pledged securities available-for-sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.8 billion and $3.0 billion, respectively, at December 31, 2023 and $4.8 billion and $1.8 billion, respectively, at December 31, 2022.
Certain GICs recorded in policyholder contract deposits with a carrying value of $53 million and $56 million at December 31, 2023 and December 31, 2022, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $63 million and $63 million at December 31, 2023 and December 31, 2022, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $490 million and $144 million at December 31, 2023 and December 31, 2022, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modco with funds withheld.

7. Lending Activities
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
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	December 31, 2023	December 31, 2022
Commercial mortgages(a)	$34,172	$32,993
Residential mortgages	8,445	5,856
Life insurance policy loans	1,746	1,750
Commercial loans, other loans and notes receivable(b)	3,202	4,567
Total mortgage and other loans receivable	47,565	45,166
Allowance for credit losses(c)	(698)	(600)
Mortgage and other loans receivable, net	$46,867	$44,566
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 19% and 10%, respectively, at December 31, 2023, and 20% and 11%, respectively, at December 31, 2022). The weighted average loan-to-value ratio for NY and CA was 61% and 55% at December 31, 2023, respectively, and 59% and 53% at December 31, 2022, respectively. The debt service coverage ratio for NY and CA was 1.9X and 2.1X at December 31, 2023, respectively, and 2.0X and 2.1X at December 31, 2022, respectively.
(b)There were no loans that were held for sale which are carried at lower of cost or market as of December 31, 2023. The net carrying value of these loans was $170 million as of December 31, 2022.
(c)Does not include allowance for credit losses of $58 million and $60 million at December 31, 2023 and December 31, 2022, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

Corebridge | 2023 Form 10-K 212

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of December 31, 2023, $27 million and $419 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2022, $3 million and $623 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Consolidated Balance Sheets. As of December 31, 2023, accrued interest receivable was $20 million and $162 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2022, accrued interest receivable was $15 million and $130 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios for commercial mortgages by year of vintage*:

December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
>1.2X	$2,156	$6,042	$1,955	$1,252	$4,813	$11,675	$27,893
1.00 - 1.20X	291	1,077	1,320	312	156	2,334	5,490
<1.00X	—	40	—	—	—	749	789
Total commercial mortgages	$2,447	$7,159	$3,275	$1,564	$4,969	$14,758	$34,172
December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
>1.2X	$5,382	$2,043	$1,521	$4,832	$3,505	$9,948	$27,231
1.00 - 1.20X	859	734	388	343	470	1,088	3,882
<1.00X	37	—	23	52	707	1,061	1,880
Total commercial mortgages	$6,278	$2,777	$1,932	$5,227	$4,682	$12,097	$32,993
* The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at December 31, 2023 and 1.9X at December 31, 2022. The debt service coverage ratios are updated when additional information becomes available.
The following table presents loan-to-value ratios for commercial mortgages by year of vintage*:

December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
Less than 65%	$2,088	$4,470	$2,249	$1,126	$2,676	$10,186	$22,795
65% to 75%	280	1,748	658	287	1,916	2,853	7,742
76% to 80%	—	343	89	—	377	340	1,149
Greater than 80%	79	598	279	151	—	1,379	2,486
Total commercial mortgages	$2,447	$7,159	$3,275	$1,564	$4,969	$14,758	$34,172
December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
Less than 65%	$5,270	$2,061	$1,515	$3,752	$2,666	$9,205	$24,469
65% to 75%	973	435	391	1,425	1,356	1,184	5,764
76% to 80%	35	43	—	—	70	218	366
Greater than 80%	—	238	26	50	590	1,490	2,394
Total commercial mortgages	$6,278	$2,777	$1,932	$5,227	$4,682	$12,097	$32,993
* The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 59% at December 31, 2023, and 59% at December 31, 2022. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

Corebridge | 2023 Form 10-K 213

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2023
Credit Quality Performance Indicator:
In good standing	600	$13,861	$8,468	$3,787	$5,908	$1,805	$325	$34,154	100%
90 days or less delinquent	1	—	18	—	—	—	—	18	—%
>90 days delinquent or in process of foreclosure(a)	—	—	—	—	—	—	—	—	—%
Total(b)	601	$13,861	$8,486	$3,787	$5,908	$1,805	$325	$34,172	100%
Allowance for credit losses		$85	$340	$74	$83	$27	$5	$614	2%
December 31, 2022
Credit Quality Performance Indicator:
In good standing	599	$13,226	$8,470	$3,192	$5,417	$1,749	$290	$32,344	98%
Restructured	9	—	329	94	—	59	—	482	1%
90 days or less delinquent	—	—	—	—	—	—	—	—	—%
>90 days delinquent or in process of foreclosure(a)	3	—	167	—	—	—	—	167	1%
Total(b)	611	$13,226	$8,966	$3,286	$5,417	$1,808	$290	$32,993	100%
Allowance for credit losses		$89	$294	$54	$65	$23	$6	$531	2%
(a)    Includes $156 million of Office loans supporting the Fortitude Re funds withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at December 31, 2022. Office loans supporting the Fortitude Re funds have been foreclosed and are reported in Other invested assets in the Condensed Consolidated Balance sheets, at December 31, 2023.
(b)    Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO*:
780 and greater	$514	$528	$2,280	$619	$239	$497	$4,677
720 - 779	1,121	608	558	168	99	209	2,763
660 - 719	313	256	113	40	37	120	879
600 - 659	2	20	11	8	9	51	101
Less than 600	—	—	2	2	4	17	25
Total residential mortgages	$1,950	$1,412	$2,964	$837	$388	$894	$8,445
December 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO*:
780 and greater	$294	$2,141	$652	$229	$76	$437	$3,829
720 - 779	536	711	167	75	32	134	1,655
660 - 719	163	79	28	16	9	47	342
600 - 659	2	4	2	1	2	13	24
Less than 600	—	—	—	1	—	5	6
Total residential mortgages	$995	$2,935	$849	$322	$119	$636	$5,856
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

Corebridge | 2023 Form 10-K 214

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities
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
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable*:

Years Ended December 31,	2023			2022			2021
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$531	$69	$600	$423	$73	$496	$546	$111	$657
Loans charged off	(106)	—	(106)	(13)	—	(13)	(1)	—	(1)
Net charge-offs	(106)	—	(106)	(13)	—	(13)	(1)	—	(1)
Addition to (release of) allowance for loan losses	189	15	204	121	(4)	117	(122)	(19)	(141)
Divestitures	—	—	—	—	—	—	—	(19)	(19)
Allowance, end of year	$614	$84	$698	$531	$69	$600	$423	$73	$496
*    Does not include allowance for credit losses of $58 million, $60 million and $57 million, respectively, at December 31, 2023, 2022 and 2021 in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Consolidated Balance Sheets.
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

Corebridge | 2023 Form 10-K 215

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities
During the year ended December 31, 2023, commercial mortgage loans with an amortized cost of $66 million (including $54 million supporting the funds withheld arrangements with Fortitude Re) and commercial loans, other loans and notes receivable, with an amortized cost of $168 million (none of which were supporting the funds withheld arrangements with Fortitude Re) were granted term extensions. The modified loans represent less than 1 percent of each of these two portfolio segments. These modifications added less than one year to the weighted average life of loans in each of these two portfolio segments.
No loans defaulted during the year ended December 31, 2023 that had been previously modified with borrowers experiencing financial difficulties.
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
During the year ended December 31, 2022, loans with a carrying value of $143 million were modified as TDRs. Effective January 1, 2023, we are no longer required to assess whether loan modifications are TDRs.

8. Reinsurance
In the ordinary course of business, our insurance companies may use ceded reinsurance to limit potential losses, provide additional capacity for growth, minimize exposure to significant risks or to provide greater diversification of our businesses. We may also use assumed reinsurance to diversify our business. Our reinsurance is principally under yearly renewable term (“YRT”) treaties, along with a large modco treaty reinsuring the majority of our legacy business to Fortitude Re. Reinsurance premiums ceded are recognized when due, along with corresponding benefits. Amounts recoverable from reinsurers are presented as a component of Reinsurance assets.
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
Reinsurance recoverables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. The reinsurance recoverables for coinsurance and modco contracts, along with amounts recoverable on YRT treaties are determined based on updated NPRs, reflecting updated actuarial assumptions using locked-in upper-medium investment instrument yield discount rates with changes recognized as remeasurement gains and losses reported in income. In addition, reinsurance recoverables are remeasured at the balance sheet date using current upper-medium grade discount rates with changes reported in OCI. For reinsurance agreements that reinsure existing, or non-contemporaneous (in-force) traditional and limited payment long-duration insurance contracts, the reinsurance recoverable is measured using the upper-medium grade fixed-income instrument yield discount rate assumption related to the effective date of the reinsurance contract. Therefore, for non-contemporaneous reinsurance agreements executed after January 1, 2021, the locked-in rate to accrete interest into the income statement related to the reinsurance recoverable would be different from the locked-in rate used for accreting interest on the direct reserve for future policy benefits. Certain reinsured guaranteed benefits previously reported as reinsurance recoverables are classified as Market risk benefit assets in the Consolidated Balance Sheets and are measured at fair value.
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
(b) Cost of reinsurance is reported in Other liabilities in the Consolidated Balance Sheets.

Corebridge | 2023 Form 10-K 216

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

Corporate and
(in millions)	Other
Pre-adoption, December 31, 2020 for Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes	$29,158
Change in cash flow assumptions and effect of net premiums exceeding gross premiums	55
Change due to the current upper-medium grade discount rate	7,611
Post-adoption January 1, 2021 for Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes	$36,824
The remeasurement of the reinsurance recoverable using the current upper-medium grade discount rate is offset in AOCI.
The following table presents the impacts of reinsurance ceded and the corresponding gross liabilities on the Consolidated Balance Sheets:

December 31,
(in millions)	2023	2022
Assets
Reinsurance assets, net of allowance	$1,620	$2,517
Reinsurance assets - Fortitude Re, net of allowance	26,772	26,844
Total Assets	$28,392	$29,361
Liabilities
Future policy benefits for life and accident and health insurance contracts	$57,108	$50,518
Policyholder contract deposits	162,050	156,058
Other policyholder funds	2,862	2,885
Total Liabilities	$222,020	$209,461
The following table presents premiums earned and policy fees for our long-duration life insurance and annuity operations:

Years Ended December 31,
(in millions)	2023	2022	2021
Premiums
Direct	$4,706	$4,739	$4,603
Assumed*	4,111	1,318	2,265
Ceded	(1,126)	(966)	(1,215)
Net	$7,691	$5,091	$5,653
Policy Fees
Direct	$2,873	$2,992	$3,090
Assumed	—	—	—
Ceded	(76)	(78)	(85)
Net	$2,797	$2,914	$3,005
* Assumed premiums includes premium from pension risk transfer agreements of $4.1 billion, $1.3 billion, and $2.3 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
FORTITUDE RE
In February 2018, American General Life Insurance Company (“AGL”), The Variable Annuity Life Insurance Company (“VALIC”) and The United States Life Insurance Company in the City of New York (“USL”), entered into a modco agreement with Fortitude Re, then a wholly-owned AIG subsidiary and registered Class 4 and Class E reinsurer in Bermuda. Fortitude Holdings was formed by AIG to act as a holding company for Fortitude Re.
These reinsurance transactions between Corebridge and Fortitude Re are structured as modco arrangements. In the modco, the investments supporting the reinsurance agreements, which consist mostly of available-for-sale securities, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., Corebridge), thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as Corebridge maintains ownership of these investments, Corebridge will maintain its existing accounting for these assets (e.g., the changes in fair value of available-for-sale securities will be recognized within OCI). Corebridge has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing liabilities for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
As our accounting policy is to include reinsurance balances when performing loss recognition testing and as there will be no future profits recognized on this business, we will not incur any future loss recognition events related to business ceded to Fortitude Re.

Corebridge | 2023 Form 10-K 217

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance
As of December 31, 2023, and 2022, respectively, approximately $26.8 billion and $26.8 billion of liabilities related to business written by Corebridge, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	December 31, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available-for-sale	$15,204	$15,204	$16,339	$16,339	Fair value through other comprehensive income
Fixed maturity securities - fair value option	4,212	4,212	3,485	3,485	Fair value through net investment income
Commercial mortgage loans	3,378	3,157	3,490	3,241	Amortized cost
Real estate investments	184	329	133	348	Amortized cost
Private equity funds/hedge funds	1,910	1,910	1,893	1,893	Fair value through net investment income
Policy loans	330	330	355	355	Amortized cost
Short-term Investments	129	129	69	69	Fair value through net investment income
Funds withheld investment assets	25,347	25,271	25,764	25,730
Derivative assets, net(a)	45	45	90	90	Fair value through realized gains (losses)
Other(b)	641	641	731	731	Amortized cost
Total	$26,033	$25,957	$26,585	$26,551
(a)    The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $62 million and $6 million, respectively, as of December 31, 2023. The derivative assets supporting the Fortitude Re funds withheld arrangements had a fair market value of $189 million as of December 31, 2022. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)    Primarily comprised of Cash and Accrued investment income.

The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Net investment income - Fortitude Re funds withheld assets	$1,368	$891	$1,775
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) Fortitude Re funds withheld assets	(224)	(397)	924
Net realized losses Fortitude Re funds withheld embedded derivatives	(1,734)	6,347	(687)
Net realized gains (losses) on Fortitude Re funds withheld assets	(1,958)	5,950	237
Income before income tax benefit (expense)	(590)	6,841	2,012
Income tax expense (benefit)*	(124)	1,437	423
Net income (loss)	(466)	5,404	1,589
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available-for-sale*	491	(5,064)	(1,488)
Comprehensive income	$25	$340	$101
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
REINSURANCE SECURITY
Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit, as well as funds withheld reinsurance structures. A provision has been recorded for estimated unrecoverable reinsurance. Fortitude Re is our only reinsurer where the amount due from the reinsurer is in excess of 5% of our total reinsurance assets. Our reinsurance asset with Fortitude Re was $26.8 billion and $26.8 billion as of December 31, 2023 and 2022, respectively. Assets held by Corebridge with a fair value of $26.0 billion and $26.6 billion as of December 31, 2023 and 2022, respectively, provide collateral supporting funds withheld balances due to Fortitude Re in excess of the respective reinsurance recoverable assets. We believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to Corebridge.

Corebridge | 2023 Form 10-K 218

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance
STATUTORY REINSURANCE
In addition to contracts which qualify for reinsurance accounting under U.S. GAAP, the Company also manages its risks through contracts which follow deposit accounting. Expenses associated with these contracts are recorded in General operating and other expenses within the Consolidated Statements of Income (Loss). For example, certain of our insurance companies manage the capital impact of their statutory reserve requirements, including those resulting from the NAIC Model Regulation “Valuation of Life Insurance Policies” (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”), through reinsurance transactions which do not qualify for reinsurance accounting under U.S. GAAP. Effective July 1, 2016, AGL entered into an agreement to cede approximately $5 billion of statutory reserves for certain whole life and universal life policies to an unaffiliated reinsurer. Effective December 31, 2016, AGL recaptured term and universal life reserves of $16 billion from AGC, subject to Regulation XXX and Guideline AXXX, and ceded approximately $14 billion of such statutory reserves to an unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Effective March 31, 2023, AGL recaptured term life reserves of $1 billion issued from 2017 to 2019 from AGC subject to Regulation XXX and ceded approximately $2 billion of such statutory reserves to the same unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Effective September 30, 2023, AGL recaptured universal life reserves of $1 billion issued from 2017 to 2019 from AGC subject to Guideline AXXX and ceded approximately $2 billion of such statutory reserves to the same unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Under one affiliated reinsurance arrangement, USL obtains letters of credit to support statutory recognition of the ceded reinsurance. As of December 31, 2023 USL had one bilateral letter of credit currently in the amount of $125 million, which was issued on May 9, 2022 and expires on February 7, 2027. As of May 12, 2022, this letter of credit is subject to reimbursement by Corebridge Parent in the event of a drawdown.
For additional information on the use of affiliated reinsurance for Regulation XXX and Guideline AXXX reserves see Note 21.
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
The total reinsurance recoverables as of December 31, 2023 were $28.4 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 100% of the reinsurance recoverables were investment grade, (ii) less than 1% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Years Ended December 31,
(in millions)	2023	2022	2021
Balance, beginning of year	$84	$101	$83
Addition to (release of) allowance for expected credit losses and disputes, net	(5)	8	18
Write-offs charged against the allowance for credit losses and disputes	(49)	—	—
Other changes	—	(25)	—
Balance, end of year	$30	$84	$101

Corebridge | 2023 Form 10-K 219

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance
There were no material recoveries of credit losses previously written off for the year ended December 31, 2023 or 2022.
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due and record an allowance for disputes when there is reasonable uncertainty of the collectability of a disputed amount during the reporting period. Past-due balances were not significant for any of the periods presented.
For further discussion of arbitration proceedings against us, see Note 18.

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

Corebridge | 2023 Form 10-K 220

ITEM 8 | Notes to Consolidated Financial Statements | 9. Variable Interest Entities
BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles(d)	Total
December 31, 2023
Assets:
Bonds available-for-sale	$36	$76	$112
Other bond securities	45	—	45
Equity securities	8	—	8
Mortgage and other loans receivable	—	1,941	1,941
Other invested assets
Alternative investments(a)	2,695	—	2,695
Investment real estate	1,488	—	1,488
Short-term investments	125	5	130
Cash	61	—	61
Accrued investment income	2	5	7
Other assets	93	2	95
Total assets(b)	$4,553	$2,029	$6,582
Liabilities:
Debt of consolidated investment entities	$1,117	$1,149	$2,266
Other liabilities	82	1	83
Total liabilities	$1,199	$1,150	$2,349
December 31, 2022
Assets:
Bonds available-for-sale	$—	$3,571	$3,571
Other bond securities	—	—	—
Equity securities	51	—	51
Mortgage and other loans receivable	—	2,088	2,088
Other invested assets
Alternative investments(a)	2,842	—	2,842
Investment real estate	1,731	—	1,731
Short-term investments	191	265	456
Cash	71	—	71
Accrued investment income	—	7	7
Other assets	102	68	170
Total assets(b)	$4,988	$5,999	$10,987
Liabilities:
Debt of consolidated investment entities	$1,382	$4,576	$5,958
Other liabilities	85	47	132
Total liabilities	$1,467	$4,623	$6,090
(a)    Composed primarily of investments in real estate joint ventures at December 31, 2023 and December 31, 2022.
(b)    The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)    Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At December 31, 2023 and December 31, 2022, together, the Company and AIG affiliates have commitments to internal parties of $1.8 billion and $2.1 billion and commitments to external parties of $0.4 billion and $0.6 billion, respectively. At December 31, 2023, $1.2 billion out of the internal commitments was from subsidiaries of Corebridge entities and $0.6 billion was from other AIG affiliates. At December 31, 2022, $1.4 billion out of the internal commitments was from subsidiaries of Corebridge entities, and $0.7 billion was from other AIG affiliates.
(d)    During the year ended December 31, 2023, Corebridge deconsolidated certain consolidated investment entities, as part of the sale of AIG Credit Management, LLC with $3.6 billion assets and $3.2 billion in liabilities, resulting in a pre-tax loss of $3 million.

Corebridge | 2023 Form 10-K 221

ITEM 8 | Notes to Consolidated Financial Statements | 9. Variable Interest Entities
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Consolidated Income Statements:

	Real Estate and Investment Entities	Securitization and Repackaging Vehicles	Affordable Housing Partnerships

(in millions)				Total
December 31, 2023
Total revenue	$11	$131	$—	$142
Net (loss) attributable to noncontrolling interests	(68)	—	—	(68)
Net income attributable to Corebridge	13	94	—	107
December 31, 2022
Total revenue	$681	$229	$—	$910
Net income attributable to noncontrolling interests	318	3	—	321
Net income attributable to Corebridge	314	47	—	361
December 31, 2021
Total revenue	$1,639	$247	$450	$2,336
Net income attributable to noncontrolling interests	858	3	68	929
Net income (loss) attributable to Corebridge	525	(33)	304	796
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
December 31, 2023
Real estate and investment entities(a)	$398,978	$5,532	$2,870	$8,402
Total	$398,978	$5,532	$2,870	$8,402
December 31, 2022
Real estate and investment entities(a)	$376,055	$5,575	$2,784	$8,359
Total	$376,055	$5,575	$2,784	$8,359
(a)    Composed primarily of hedge funds and private equity funds.
(b)    At December 31, 2023 and December 31, 2022, $5.5 billion and $5.6 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)    These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
REAL ESTATE AND INVESTMENT ENTITIES
Through our insurance operations and Corebridge Real Estate Investors Inc., we are an investor in various real estate investment entities, some of which are VIEs. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. The VIEs’ activities consist of the development or redevelopment of commercial, industrial and residential real estate. Our involvement varies from being a passive equity investor or finance provider to actively managing the activities of the VIEs.
Our insurance operations participate as passive investors in the equity interests issued by certain third party-managed hedge and private equity funds that are VIEs. Our insurance operations typically are not involved in the design or establishment of these VIEs, nor do they actively participate in the management of the VIEs.

Corebridge | 2023 Form 10-K 222

ITEM 8 | Notes to Consolidated Financial Statements | 9. Variable Interest Entities
SECURITIZATION AND REPACKAGING VEHICLES
We created certain VIEs that hold investments, primarily in investment grade debt securities and loans, and issued beneficial interests in these investments. Some of these VIEs were created to facilitate our purchase of asset-backed securities. In these situations, all of the beneficial interests are owned by Corebridge and affiliated entities and are consolidated by Corebridge. In other instances, we have created VIEs that are securitizations of residential mortgage loans or other forms of collateralized loan obligations or we repackage loans and other assets into pass-through securities. Corebridge subsidiaries or affiliated entities own some of the beneficial interests of these VIEs, and we maintain the power to direct the activities of the VIEs that most significantly impact their economic performance. Accordingly, we consolidate these entities and those beneficial interests issued to third parties are reported as debt of consolidated investment entities. This debt is non-recourse to Corebridge.
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
Our maximum exposure in these types of structures is limited to our investment in securities issued by these entities and, where applicable, any unfunded commitments to these entities. Conditional unfunded commitments for these unconsolidated entities are $331 million at December 31, 2023. Based on the nature of our investments and our passive involvement in these types of structures, we have determined that we are not the primary beneficiary of these entities. We have not included these entities in the above tables; however, the fair values of our investments in these structures are reported in Notes 5 and 6.
Additionally, from time to time, AIG designed internal securitizations and a series of VIEs, which are not consolidated by Corebridge, that securitized certain secured loans, bank loans and RMLs. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 5 and 6. As of December 31, 2023, the total VIE assets of these securitizations are $3.1 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.2 billion. As of December 31, 2022, the total VIE assets of these securitizations are $3.2 billion, of which Corebridge’s maximum exposure to loss is $1.5 billion.

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

Corebridge | 2023 Form 10-K 223

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
For additional information on embedded derivatives and MRBs, see Notes 5, 15 and 16.
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$2,213	$238	$833	$18	$155	$202	$1,798	$77
Foreign exchange contracts	2,918	354	4,829	164	3,535	575	3,354	176
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	41,056	2,709	41,225	3,260	27,656	1,371	21,553	2,599
Foreign exchange contracts	6,260	586	7,878	399	4,630	672	6,673	456
Equity contracts	76,561	2,017	14,144	745	26,041	417	9,962	27
Credit contracts	305	8	5	—	—	—	—	—
Other contracts(b)	44,640	13	47	2	47,128	15	48	—
Total derivatives, gross	$173,953	$5,925	$68,961	$4,588	$109,145	$3,252	$43,388	$3,335
Counterparty netting(c)		(3,646)		(3,646)		(2,547)		(2,547)
Cash collateral(d)		(1,886)		(801)		(406)		(691)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$393		$141		$299		$97
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
(e)    Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. The fair value of assets related to bifurcated embedded derivatives were both zero at December 31, 2023 and December 31, 2022. The fair value of liabilities related to bifurcated embedded derivatives was $10.2 billion and $6.7 billion at December 31, 2023 and December 31, 2022, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.
The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	December 31, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$53,163	$622	$5,720	$232	$60,633	$3,177	$42,109	$3,154
Total derivatives with third parties	120,790	5,303	63,241	4,356	48,512	75	1,279	181
Total derivatives, gross	$173,953	$5,925	$68,961	$4,588	$109,145	$3,252	$43,388	$3,335

Corebridge | 2023 Form 10-K 224

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

As of December 31, 2023 and December 31, 2022, the following amounts were recorded on the Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	December 31, 2023		December 31, 2022
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available-for-sale, at fair value	$7,412	$—	$6,520	$—
Commercial mortgage and other loans(a)	—	(24)	—	(25)
Policyholder contract deposits(b)	(4,756)	(31)	(2,218)	68
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
Collateral posted by us to third parties for derivative transactions was $1.4 billion and $255 million at December 31, 2023 and December 31, 2022, respectively. Collateral posted by us to related parties for derivative transactions was zero and $1.5 billion at December 31, 2023 and December 31, 2022, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.9 billion and $40 million at December 31, 2023 and December 31, 2022, respectively. Collateral provided to us from related parties for derivative transactions was $377 million and $380 million at December 31, 2023 and December 31, 2022, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
HEDGE ACCOUNTING
We designated certain derivatives entered into with related parties as fair value hedges of available-for-sale securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards and cross-currency swaps designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. We also designated certain interest rate swaps entered into with both third parties and related parties as fair value hedges of fixed rate GICs attributable to changes in benchmark interest rates.

Corebridge | 2023 Form 10-K 225

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

During 2022, we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances. For the year ended December 31, 2022, we recognized derivative gains of $223 million in AOCI and reclassified $21 million into interest expense. For the year ended December 31, 2023, $28 million has been reclassified into interest expense. There are no additional derivative gains or losses recognized in AOCI for this period. The remaining amount in AOCI, of $174 million, will be reclassified into interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We also designated certain interest rate swaps as cash flow hedges of floating-rate investment assets. Related to such swaps, for the year ended December 31, 2023, we recognized derivative gains (losses) of $13 million in AOCI and $(2) million in net investment income. As it relates to such hedges, we do not expect any reclassifications into net investment income over the next 12 months and there are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the years ended December 31, 2023, 2022 and 2021 of $(3) million, $9 million and $8 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income (loss) related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Year Ended December 31, 2023
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	86	—	(98)	(12)
Net investment income	—	—	1	1
Foreign exchange contracts:
Realized gains (losses)	(243)	15	243	15
Year Ended December 31, 2022
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(156)	—	151	(5)
Net investment income	11	—	(12)	(1)
Foreign exchange contracts:
Realized gains (losses)	459	171	(459)	171
Year Ended December 31, 2021
Interest rate contracts:
Realized gains (losses)	$—	$—	$—	$—
Interest credited to policyholder account balances	(62)	18	54	10
Net investment income	9	—	(11)	(2)
Foreign exchange contracts:
Realized gains (losses)	260	31	(260)	31
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

Corebridge | 2023 Form 10-K 226

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income (Loss):

Years Ended December 31,	Gains (Losses) Recognized in Earnings
(in millions)	2023	2022	2021
By Derivative Type:
Interest rate contracts	$(397)	$(2,386)	$(585)
Foreign exchange contracts	(215)	1,028	476
Equity contracts	(120)	(483)	(742)
Credit contracts	—	(1)	(11)
Other contracts	64	64	64
Embedded derivatives within policyholder contract deposits	(1,477)	1,120	(477)
Fortitude Re funds withheld embedded derivative	(1,734)	6,347	(687)
Total(a)	$(3,879)	$5,689	$(1,962)
By Classification:
Policy fees	$64	$61	$62
Net investment income	(10)	(10)	6
Net realized gains - excluding Fortitude Re funds withheld assets(b)	(990)	817	445
Net realized gains (losses) on Fortitude Re funds withheld assets	(90)	(121)	33
Net realized losses on Fortitude Re funds withheld embedded derivatives	(1,734)	6,347	(687)
Policyholder benefits	—	(19)	(4)
Change in Fair value of market risk benefits(c)	(1,119)	(1,386)	(1,817)
Total(a)	$(3,879)	$5,689	$(1,962)
(a)    Includes gains (losses) with related parties of $(1.1) billion, $(2.5) billion and $(0.4) billion for the Years Ended December 31, 2023, 2022 and 2021, respectively.
(b)    Includes a $13 million gain (loss) related to the sale of Laya and AIG Life reported in Net (gain) loss on divestitures. For further details on these transactions, see Notes 1 and 4.
(c)    This represents activity related to derivatives that economically hedged changes in fair value of certain MRBs.
In addition to embedded derivatives within policyholder contract deposits, certain guaranteed benefits within insurance contracts are classified as MRBs. The change in the fair value of these benefits is disclosed in Note 16. The change in the fair value of MRBs and the derivative instruments that hedge those risks are recognized in “Change in the fair value of MRBs, net” in the Consolidated Statements of Income (Loss).
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were both zero at December 31, 2023 and December 31, 2022. These securities have par amounts of $25 million and $25 million at December 31, 2023 and December 31, 2022, respectively, and have remaining stated maturity dates that extend to 2052.

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

Corebridge | 2023 Form 10-K 227

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
The following table presents the changes in goodwill by operating segment:

(in millions)	Life Insurance	Corporate and Other Operations	Total
Balance at January 1, 2022:
Goodwill - gross	236	33	269
Accumulated impairments	(67)	(10)	(77)
Net goodwill	169	23	192
Increase (decrease) due to:
Dispositions	—	—	—
Other*	(16)	(1)	(17)
Balance at December 31, 2022:
Goodwill - gross	220	32	252
Accumulated impairments	(67)	(10)	(77)
Net goodwill	153	22	175
Increase (decrease) due to:
Dispositions	(30)	(9)	(39)
Other*	3	1	4
Reclassified to Assets held-for-sale	(23)	—	(23)
Balance at December 31, 2023:
Goodwill - gross	170	24	194
Accumulated impairments	(67)	(10)	(77)
Net goodwill	$103	$14	$117
*    Other primarily relates to changes in foreign currencies.
Indefinite lived intangible assets are not subject to amortization. Finite lived intangible assets are amortized over their useful lives. Finite lived intangible assets primarily include distribution networks and are recorded net of accumulated amortization. The Company tests intangible assets for impairment on an annual basis or whenever events or circumstances suggest that the carrying value of an intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If this condition exists and the carrying value of an intangible asset exceeds its fair value, the excess is recognized as an impairment and is recorded as a charge against net income (loss). Other intangible assets at December 31, 2023 and 2022 was zero and $12 million, respectively.

12. Deferred Policy Acquisition Costs
DAC represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such DAC generally include agent or broker commissions and bonuses, and medical fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable. We partially defer costs, including certain commissions, when we do not believe that the entire cost is directly related to the acquisition or renewal of insurance contracts. Commissions that are not deferred to DAC are recorded in Non-deferrable insurance commissions in the Consolidated Statements of Income (Loss).

Corebridge | 2023 Form 10-K 228

ITEM 8 | Notes to Consolidated Financial Statements |12. Deferred Policy Acquisition Costs

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
Prior to the adoption of LDTI, DAC for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available-for-sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI. As the available-for-sale portfolio was in an unrealized gain position as of the transition date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances reduced DAC.
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
Prior to the adoption of LDTI, VOBA for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available-for-sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI. As the available-for-sale portfolio was in an unrealized gain position as of the transition date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances reduced VOBA.

Corebridge | 2023 Form 10-K 229

ITEM 8 | Notes to Consolidated Financial Statements |12. Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred policy acquisition costs and value of business acquired related to long-duration contracts for the years ended December 31, 2023, 2022 and 2021:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
DAC:
Balance at January 1, 2023	$4,643	$1,060	$4,718	$51	$10,472
Capitalization	705	77	450	28	1,260
Amortization expense	(571)	(82)	(372)	(9)	(1,034)
Other, including foreign exchange	—	—	36	—	36
Reclassified to Assets held-for-sale	—	—	(740)	—	(740)
Balance at December 31, 2023	$4,777	$1,055	$4,092	$70	$9,994

Balance at January 1, 2022	$4,604	$1,078	$4,765	$38	$10,485
Capitalization	562	62	414	21	1,059
Amortization expense	(523)	(80)	(401)	(7)	(1,011)
Other, including foreign exchange	—	—	(60)	(1)	(61)
Balance at December 31, 2022	$4,643	$1,060	$4,718	$51	$10,472

Balance at January 1, 2021	$4,476	$1,093	$4,773	$33	$10,375
Capitalization	579	63	404	10	1,056
Amortization expense	(451)	(78)	(406)	(6)	(941)
Other, including foreign exchange	—	—	(6)	1	(5)
Balance at December 31, 2021	$4,604	$1,078	$4,765	$38	$10,485

VOBA:
Balance at January 1, 2023	$3	$1	$87	$—	$91
Amortization expense	(1)	—	(7)	—	(8)
Other, including foreign exchange	—	—	8	—	8
Reclassified to Assets held-for-sale	—	—	(74)	—	(74)
Balance at December 31, 2023	$2	$1	$14	$—	$17
Balance at January 1, 2022	$3	$1	$109	$—	$113
Amortization expense	—	—	(9)	—	(9)
Other, including foreign exchange	—	—	(13)	—	(13)
Balance at December 31, 2022	$3	$1	$87	$—	$91
Balance at January 1, 2021	$3	$1	$121	$—	$125
Amortization expense	—	—	(10)	—	(10)
Other, including foreign exchange	—	—	(2)	—	(2)
Balance at December 31, 2021	$3	$1	$109	$—	$113
Total DAC and VOBA:
Balance at December 31, 2023					$10,011
Balance at December 31, 2022					$10,563
Balance at December 31, 2021					$10,598
DEFERRED SALES INDUCEMENTS
We offer DSI which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. To qualify for accounting treatment as an asset, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest and are higher than the contracts’ expected ongoing crediting rates for periods after the bonus period. DSI is reported in Other assets, while amortization related to DSI is recorded in Interest credited to policyholder account balances.

Corebridge | 2023 Form 10-K 230

ITEM 8 | Notes to Consolidated Financial Statements |12. Deferred Policy Acquisition Costs

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
Prior to the adoption of LDTI, deferred sales inducements for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available-for-sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI. As the available-for-sale portfolio was in an unrealized gain position as of the transition date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances reduced DSI.
The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the years ended December 31, 2023, 2022, and 2021:

Years Ended December 31,	2023			2022			2021
	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
(in millions)
Balance, beginning of year	$381	$177	$558	$428	$191	$619	$476	$205	$681
Capitalization	7	1	8	9	—	9	10	—	10
Amortization expense	(55)	(14)	(69)	(56)	(14)	(70)	(58)	(14)	(72)
Balance, end of period	$333	$164	$497	$381	$177	$558	$428	$191	$619
Other reconciling items*			1,797			1,963			2,995
Other assets, including restricted cash			$2,294			$2,521			$3,614
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
Amounts assessed against the policyholders for mortality, administrative and other services are included in policy fees. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such separate accounts are offset within the same line in the Consolidated Statements of Income (Loss).
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 5.

Corebridge | 2023 Form 10-K 231

ITEM 8 | Notes to Consolidated Financial Statements | 13. Separate Account Assets and Liabilities
The following table presents fair value of separate account investment options:

December 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Equity Funds	$25,451	$28,675	$819	$593	$55,538
Bond Funds	4,037	3,292	44	1,303	8,676
Balanced Funds	17,711	5,479	53	1,923	25,166
Money Market Funds	694	742	16	173	1,625
Total	$47,893	$38,188	$932	$3,992	$91,005

December 31, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Equity Funds	$22,990	$24,608	$687	$581	$48,866
Bond Funds	3,802	4,081	46	1,321	9,250
Balanced Funds	17,663	5,113	49	1,939	24,764
Money Market Funds	723	559	17	674	1,973
Total	$45,178	$34,361	$799	$4,515	$84,853
The following table presents the balances and changes in separate account liabilities:

Year Ended December 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Separate accounts balance, beginning of year	$45,178	$34,361	$799	$4,515	$84,853
Premiums and deposits	1,408	1,374	36	41	2,859
Policy charges	(1,241)	(441)	(49)	(93)	(1,824)
Surrenders and withdrawals	(3,744)	(3,047)	(25)	(721)	(7,537)
Benefit payments	(844)	(557)	(7)	(68)	(1,476)
Investment performance	6,933	6,666	181	287	14,067
Net transfers from (to) general account and other	203	(168)	(3)	31	63
Separate accounts balance, end of period	$47,893	$38,188	$932	$3,992	$91,005
Cash surrender value*	$46,911	$37,992	$911	$3,994	$89,808

Year Ended December 31, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Separate accounts balance, beginning of year	$57,927	$45,138	$1,044	$5,002	$109,111
Premiums and deposits	2,420	1,611	37	69	4,137
Policy charges	(1,325)	(461)	(51)	(100)	(1,937)
Surrenders and withdrawals	(3,320)	(2,452)	(22)	(131)	(5,925)
Benefit payments	(898)	(613)	(6)	(59)	(1,576)
Investment performance	(9,861)	(8,479)	(201)	(319)	(18,860)
Net transfers from (to) general account and other	235	(383)	(2)	53	(97)
Separate accounts balance, end of period	$45,178	$34,361	$799	$4,515	$84,853
Cash surrender value*	$44,124	$34,169	$777	$4,518	$83,588

Year Ended December 31, 2021	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Separate accounts balance, beginning of year	$53,456	$41,310	$912	$4,612	$100,290
Premiums and deposits	4,081	1,979	49	76	6,185
Policy charges	(1,368)	(523)	(52)	(98)	(2,041)
Surrenders and withdrawals	(4,261)	(3,013)	(32)	(82)	(7,388)
Benefit payments	(1,039)	(615)	(10)	(23)	(1,687)
Investment performance	6,743	6,711	180	486	14,120
Net transfers from (to) general account and other	315	(711)	(3)	31	(368)
Separate accounts balance, end of period	$57,927	$45,138	$1,044	$5,002	$109,111
Cash surrender value*	$56,727	$44,909	$1,026	$4,993	$107,655
* The cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less applicable surrender charges.
Separate account liabilities primarily represent the contract holder's account balance in separate account assets and will be equal and offsetting to total separate account assets.

Corebridge | 2023 Form 10-K 232

ITEM 8 | Notes to Consolidated Financial Statements | 14. Future Policy Benefits

14. Future Policy Benefits
FUTURE POLICY BENEFITS
Future policy benefits primarily include reserves for traditional life and annuity payout contracts, which represent an estimate of the present value of future benefits less the present value of future net premiums. Included in Future policy benefits are liabilities for annuities issued in structured settlement arrangements whereby a claimant receives life contingent payments over their lifetime. Also included are pension risk transfer arrangements whereby an upfront premium is received in exchange for guaranteed retirement benefits. All payments under these arrangements are fixed and determinable with respect to their amounts and dates. Structured settlement or other annuitization elections (e.g., certain single premium immediate annuities) that do not involve life contingent payments, but rather payments for a stated period are included in Policyholder contract deposits.
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
The method for constructing and applying the locked-in discount rate assumptions on newly issued business is determined based on factors such as product characteristics and the expected timing of cash flows. This discount rate assumption is derived from market observable yields on upper-medium-grade fixed income instruments. Similar to the current discount rate assumption, the Company may employ conversion and interpolation methodologies when necessary. The applicable interest accretion is reflected in policyholder benefits in the Consolidated Statements of Income (Loss).
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

Corebridge | 2023 Form 10-K 233

ITEM 8 | Notes to Consolidated Financial Statements | 14. Future Policy Benefits
Prior to adoption, loss recognition for traditional products was adjusted for the effect of unrealized gains on fixed maturity securities available-for-sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI.
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Consolidated Balance Sheets:

Year Ended December 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$11,654	$—	$991	$12,645
Effect of changes in discount rate assumptions (AOCI)	—	—	1,872	—	66	1,938
Beginning balance at original discount rate	—	—	13,526	—	1,057	14,583
Effect of changes in cash flow assumptions	—	—	34	—	21	55
Effect of actual variances from expected experience	—	—	62	—	20	82
Adjusted beginning of year balance	—	—	13,622	—	1,098	14,720
Issuances	—	—	1,277	—	—	1,277
Interest accrual	—	—	437	—	46	483
Net premium collected	—	—	(1,464)	—	(118)	(1,582)
Foreign exchange impact	—	—	265	—	—	265
Other	—	—	11	—	(9)	2
Ending balance at original discount rate	—	—	14,148	—	1,017	15,165
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,482)	—	(44)	(1,526)
Reclassified to Liabilities held-for-sale	—	—	(4,287)	—	—	(4,287)
Balance, end of year	$—	$—	$8,379	$—	$973	$9,352

Present value of expected future policy benefits
Balance, beginning of year	$1,223	$211	$21,179	$12,464	$20,429	$55,506
Effect of changes in discount rate assumptions (AOCI)	167	2	3,424	2,634	1,083	7,310
Beginning balance at original discount rate	1,390	213	24,603	15,098	21,512	62,816
Effect of changes in cash flow assumptions(a)	—	—	62	—	76	138
Effect of actual variances from expected experience(a)	(5)	(2)	122	15	—	130
Adjusted beginning of year balance	1,385	211	24,787	15,113	21,588	63,084
Issuances	173	18	1,266	5,339	4	6,800
Interest accrual	55	11	908	664	1,026	2,664
Benefit payments	(128)	(26)	(1,921)	(1,087)	(1,503)	(4,665)
Foreign exchange impact	—	—	345	359	—	704
Other	—	—	10	—	(24)	(14)
Ending balance at original discount rate	1,485	214	25,395	20,388	21,091	68,573
Effect of changes in discount rate assumptions (AOCI)	(132)	3	(2,745)	(1,906)	(437)	(5,217)
Reclassified to Liabilities held-for-sale	—	—	(5,119)	—	—	(5,119)
Balance, end of year	$1,353	$217	$17,531	$18,482	$20,654	$58,237
Net liability for future policy benefits, end of year	1,353	217	9,152	18,482	19,681	48,885
Liability for future policy benefits for certain participating contracts	—	—	13	—	1,300	1,313
Liability for universal life policies with secondary guarantees and similar features(b)	—	—	3,731	—	55	3,786
Deferred profit liability	84	10	19	1,543	855	2,511
Other reconciling items(c)	33	—	485	—	95	613
Future policy benefits for life and accident and health insurance contracts	1,470	227	13,400	20,025	21,986	57,108
Less: Reinsurance recoverable:	(4)	—	(719)	(39)	(21,986)	(22,748)
Net liability for future policy benefits after reinsurance recoverable	$1,466	$227	$12,681	$19,986	$—	$34,360

Weighted average liability duration of the liability for future policy benefits(d)(e)	7.8	6.8	12.8	12.1	11.5

Corebridge | 2023 Form 10-K 234

ITEM 8 | Notes to Consolidated Financial Statements | 14. Future Policy Benefits

Year Ended December 31, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$14,369	$—	$1,274	$15,643
Effect of changes in discount rate assumptions (AOCI)	—	—	(706)	—	(150)	(856)
Beginning balance at original discount rate	—	—	13,663	—	1,124	14,787
Effect of changes in cash flow assumptions	—	—	123	—	—	123
Effect of actual variances from expected experience	—	—	(79)	—	7	(72)
Adjusted beginning of year balance	—	—	13,707	—	1,131	14,838
Issuances	—	—	1,358	—	—	1,358
Interest accrual	—	—	397	—	48	445
Net premium collected	—	—	(1,418)	—	(123)	(1,541)
Foreign exchange impact	—	—	(517)	—	—	(517)
Other	—	—	(1)	—	1	—
Ending balance at original discount rate	—	—	13,526	—	1,057	14,583
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,872)	—	(66)	(1,938)
Balance, end of year	$—	$—	$11,654	$—	$991	$12,645

Present value of expected future policy benefits
Balance, beginning of year	$1,373	$264	$27,442	$13,890	$27,674	$70,643
Effect of changes in discount rate assumptions (AOCI)	(95)	(46)	(2,717)	(870)	(5,673)	(9,401)
Beginning balance at original discount rate	1,278	218	24,725	13,020	22,001	61,242
Effect of changes in cash flow assumptions(a)	—	—	140	(6)	—	134
Effect of actual variances from expected experience(a)	(30)	(2)	(94)	3	1	(122)
Adjusted beginning of year balance	1,248	216	24,771	13,017	22,002	61,254
Issuances	216	12	1,374	2,782	9	4,393
Interest accrual	42	10	876	459	1,233	2,620
Benefit payments	(116)	(26)	(1,757)	(821)	(1,483)	(4,203)
Foreign exchange impact	—	—	(657)	(339)	—	(996)
Other	—	1	(4)	—	(249)	(252)
Ending balance at original discount rate	1,390	213	24,603	15,098	21,512	62,816
Effect of changes in discount rate assumptions (AOCI)	(167)	(2)	(3,424)	(2,634)	(1,083)	(7,310)
Balance, end of year	$1,223	$211	$21,179	$12,464	$20,429	$55,506
Net liability for future policy benefits, end of year	1,223	211	9,525	12,464	19,438	42,861
Liability for future policy benefits for certain participating contracts	—	—	14	—	1,338	1,352
Liability for universal life policies with secondary guarantees and similar features(b)	—	—	3,300	—	55	3,355
Deferred profit liability	99	12	15	1,281	896	2,303
Other reconciling items(c)	37	—	500	—	110	647
Future policy benefits for life and accident and health insurance contracts	1,359	223	13,354	13,745	21,837	50,518
Less: Reinsurance recoverable:	(4)	—	(1,107)	(36)	(21,837)	(22,984)
Net liability for future policy benefits after reinsurance recoverable	$1,355	$223	$12,247	$13,709	$—	$27,534

Weighted average liability duration of the liability for future policy benefits(d)	7.6	6.9	12.2	10.8	11.4

Corebridge | 2023 Form 10-K 235

ITEM 8 | Notes to Consolidated Financial Statements | 14. Future Policy Benefits

Year Ended December 31, 2021	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$13,793	$—	$1,506	$15,299
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,374)	—	(249)	(1,623)
Beginning balance at original discount rate	—	—	12,419	—	1,257	13,676
Effect of changes in cash flow assumptions	—	—	164	—	(72)	92
Effect of actual variances from expected experience	—	—	371	—	14	385
Adjusted beginning of year balance	—	—	12,954	—	1,199	14,153
Issuances	—	—	1,727	—	—	1,727
Interest accrual	—	—	392	—	54	446
Net premium collected	—	—	(1,364)	—	(129)	(1,493)
Foreign exchange impact	—	—	(46)	—	—	(46)
Other	—	—	—	—	—	—
Ending balance at original discount rate	—	—	13,663	—	1,124	14,787
Effect of changes in discount rate assumptions (AOCI)	—	—	706	—	150	856
Balance, end of year	$—	$—	$14,369	$—	$1,274	$15,643

Present value of expected future policy benefits
Balance, beginning of year	$1,323	$279	$27,919	$11,630	$30,519	$71,670
Effect of changes in discount rate assumptions (AOCI)	(156)	(63)	(4,351)	(1,654)	(7,862)	(14,086)
Beginning balance at original discount rate	1,167	216	23,568	9,976	22,657	57,584
Effect of changes in cash flow assumptions(a)	—	—	193	—	(83)	110
Effect of actual variances from expected experience(a)	1	(1)	413	(3)	(121)	289
Adjusted beginning of year balance	1,168	215	24,174	9,973	22,453	57,983
Issuances	172	21	1,713	3,366	15	5,287
Interest accrual	41	11	876	380	1,085	2,393
Benefit payments	(101)	(28)	(1,981)	(696)	(1,530)	(4,336)
Foreign exchange impact	—	—	(60)	(3)	—	(63)
Other	(2)	(1)	3	—	(22)	(22)
Ending balance at original discount rate	1,278	218	24,725	13,020	22,001	61,242
Effect of changes in discount rate assumptions (AOCI)	95	46	2,717	870	5,673	9,401
Balance, end of year	$1,373	$264	$27,442	$13,890	$27,674	$70,643
Net liability for future policy benefits, end of year	1,373	264	13,073	13,890	26,400	55,000
Liability for future policy benefits for certain participating contracts	—	—	15	—	1,382	1,397
Liability for universal life policies with secondary guarantees and similar features(b)	—	—	4,952	—	55	5,007
Deferred profit liability	81	11	10	1,218	916	2,236
Other reconciling items(c)	42	—	485	1	102	630
Future policy benefits for life and accident and health insurance contracts	1,496	275	18,535	15,109	28,855	64,270
Less: Reinsurance recoverable:	(4)	—	(1,715)	(47)	(28,855)	(30,621)
Net liability for future policy benefits after reinsurance recoverable	$1,492	$275	$16,820	$15,062	$—	$33,649

Weighted average liability duration of the liability for future policy benefits (d)	8.6	7.8	14.4	13.0	13.7
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
(e)    Includes balances that were reclassified to Liabilities held-for-sale in the Consolidated Balance Sheets. See Note 4 for additional information.

Corebridge | 2023 Form 10-K 236

ITEM 8 | Notes to Consolidated Financial Statements | 14. Future Policy Benefits
For the years ended December 31, 2023, 2022 and 2021 in the traditional and term life insurance block, capping of net premium ratios at 100% caused a (credit)/charge to net income of $(1) million, $26 million and $15 million, respectively. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Years Ended December 31,
(in millions)		2023	2022	2021
Individual Retirement	Undiscounted expected future benefits and expense	$2,131	$1,959	$1,747
	Undiscounted expected future gross premiums	$—	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$313	$321	$328
	Undiscounted expected future gross premiums	$—	$—	$—
Life Insurance(a) (b)	Undiscounted expected future benefits and expense	$40,489	$38,909	$38,869
	Undiscounted expected future gross premiums	$30,458	$29,035	$29,272
Institutional Markets	Undiscounted expected future benefits and expense	$38,253	$25,066	$20,839
	Undiscounted expected future gross premiums	$—	$—	$—
Corporate and other (c)(d)	Undiscounted expected future benefits and expense	$43,071	$44,530	$46,038
	Undiscounted expected future gross premiums	$2,146	$2,262	$2,437
(a)    Includes balances that have been reclassified to Liabilities held-for-sale in the Consolidated Balance Sheets. See Note 4 for additional information.
(b)    Life insurance discounted expected future gross premiums (at current discount rate) for 2023 were $20.2 billion.
(c)    Corporate and other discounted expected future gross premiums (at current discount rate) for 2023 were $1.4 billion
(d)    Represents activity ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums			Interest Accretion
	Years Ended December 31,			Years Ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Individual Retirement	$202	$224	$186	$55	$42	$41
Group Retirement	19	19	21	11	10	11
Life Insurance	2,393	2,342	2,319	471	479	484
Institutional Markets	5,638	2,940	3,818	664	459	380
Corporate and Other	215	224	236	980	1,185	1,031
Total	$8,467	$5,749	$6,580	$2,181	$2,175	$1,947
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

December 31, 2023
Weighted-average interest rate, original discount rate *	3.75%	5.15%	4.10%	4.14%	4.86%
Weighted-average interest rate, current discount rate *	5.04%	5.02%	5.04%	4.96%	5.08%
December 31, 2022
Weighted-average interest rate, original discount rate	3.58%	5.17%	4.08%	3.56%	4.88%
Weighted-average interest rate, current discount rate	5.32%	5.30%	5.33%	5.30%	5.36%
December 31, 2021
Weighted-average interest rate, original discount rate	3.23%	4.96%	4.11%	3.22%	4.83%
Weighted-average interest rate, current discount rate	2.75%	2.68%	2.85%	2.71%	3.08%
*    Weighted-average interest rates for Life Insurance include balances that have been reclassified to Liabilities held-for-sale.

Corebridge | 2023 Form 10-K 237

ITEM 8 | Notes to Consolidated Financial Statements | 14. Future Policy Benefits
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
Actuarial Assumption Updates for Liability for Future Policy Benefits
In 2023, Corebridge recognized an unfavorable impact to net income due to other refinements on Life products offset in part by mortality assumption updates. In 2022, Corebridge recognized a favorable impact to net income (mostly offset by corresponding DPL adjustment) due to updates to mortality and retirement assumptions on certain pension risk transfer products. In 2021, Corebridge recognized an unfavorable impact to net income mainly due to updated mortality on Traditional Life products.
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
The difference between the gross premium received and recorded as revenue and the net premium is deferred and recognized in policyholder benefits in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This deferred profit liability accretes interest and is recorded in the Consolidated Balance Sheets in Future policy benefits. Cash flow assumptions included in the measurement of the DPL are the same as those utilized in the respective LFPBs and are reviewed at least annually. The cash flow estimates for DPLs are updated on a retrospective catch-up basis at the same time as the cash flow estimates for the related LFPBs. The updated LFPB cash flows are used to recalculate the DPL at the inception of the applicable related LFPB cohort. The difference between the recalculated DPL at the beginning of the current reporting period and the carrying amount of the DPL at the current reporting period is recognized as a gain or loss in policyholder benefits in the Consolidated Statements of Income (Loss).
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
Additional Liabilities: For universal-life type products, insurance benefits in excess of the account balance are generally recognized as expenses in the period incurred unless the design of the product is such that future charges are insufficient to cover the benefits, in which case an “additional liability” is accrued over the life of the contract. These additional liabilities are included in Future policy benefits for life and accident and health insurance contracts in the Consolidated Balance Sheets. Prior to the adoption of the standard, our additional liabilities consisted primarily of GMDBs on annuities, as well as universal-life contracts with secondary guarantees. Subsequent to the adoption of this standard, the GMDBs have been reclassified and reported as MRBs, while the universal-life contracts with secondary guarantees continue to be reported as additional liabilities.
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
(a)    Adjustments for the reclassification of additional liabilities from Future policy benefits to MRBs represent contract guarantees (e.g., GMDBs) that were previously classified as insurance liabilities within Future policy benefits, but have been reclassified as MRBs as of January 1, 2021. For additional information on the transition impacts associated with LDTI, see Note 16.
(b)    Adjustments for the removal of related balances in AOCI originating from unrealized gains (losses) relate to the additional liabilities reclassified from Future policy benefits in the line above.

Corebridge | 2023 Form 10-K 238

ITEM 8 | Notes to Consolidated Financial Statements | 14. Future Policy Benefits
Our additional liabilities primarily consist of universal life policies with secondary guarantees and these additional liabilities are recognized in addition to the Policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. For universal life policies without secondary guarantees, for which profits followed by losses are first expected after contract inception, we establish a liability, in addition to policyholder account balances, so that expected future losses are recognized in proportion to the emergence of profits in the earlier (profitable) years. Universal life account balances are reported within Policyholder contract deposits, while these additional liabilities are reported within the liability for future policy benefits in the Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available-for-sale on accumulated assessments, with related changes recognized through Other comprehensive income. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.
The following table presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features:

	Years Ended December 31,
	2023			2022			2021
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$3,300	$55	$3,355	$4,952	$55	$5,007	$5,117	$55	$5,172
Effect of changes in assumptions	(41)	—	(41)	(24)	—	(24)	(116)	—	(116)
Effect of changes in experience	319	(4)	315	303	(4)	299	331	(4)	327
Adjusted beginning balance	$3,578	$51	$3,629	$5,231	$51	$5,282	$5,332	$51	$5,383
Assessments	671	2	673	687	2	689	669	2	671
Excess benefits paid	(943)	—	(943)	(909)	—	(909)	(859)	—	(859)
Interest accrual	132	2	134	126	2	128	136	2	138
Other	(9)	—	(9)	(11)	—	(11)	24	—	24
Changes related to unrealized appreciation (depreciation) of investments	302	—	302	(1,824)	—	(1,824)	(350)	—	(350)
Balance, end of year	$3,731	$55	$3,786	$3,300	$55	$3,355	$4,952	$55	$5,007
Less: Reinsurance recoverable	(164)	—	(164)	(191)	—	(191)	(200)	—	(200)
Balance, end of year, net of Reinsurance recoverable	$3,567	$55	$3,622	$3,109	$55	$3,164	$4,752	$55	$4,807
Weighted average duration of liability *	25.4	9.2		26.3	9.5		27.1	9.8
*     The weighted average duration of liabilities is calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.
The following table presents the amount of revenue and interest recognized in the Consolidated Statements of Income (Loss) for the liability for universal life policies with secondary guarantees and similar features:

	Gross Assessments Years Ended December 31,			Interest Accretion Years Ended December 31,

(in millions)	2023	2022	2021	2023	2022	2021
Life Insurance	$1,109	$1,193	$1,187	$132	$126	$136
Corporate and Other	37	39	39	2	2	2
Total	$1,146	$1,232	$1,226	$134	$128	$138
The following table presents the calculation of weighted average interest rate for the liability for universal life policies with secondary guarantees and similar features:

December 31,	2023		2022		2021
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	3.92%	4.20%	3.76%	4.24%	3.74%	4.21%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

Corebridge | 2023 Form 10-K 239

ITEM 8 | Notes to Consolidated Financial Statements | 14. Future Policy Benefits
The following table presents details concerning our universal life policies with secondary guarantees and similar features:

	Years Ended December 31,
(in millions, except for attained age of contract holders)	2023	2022
Account value	$3,721	$3,514
Net amount at risk	$72,422	$69,335
Average attained age of contract holders	53	53
Actuarial Assumption Updates for Liability for universal life policies with secondary guarantees and similar features
In 2023, Corebridge recognized a favorable impact to net income due to updates to the portfolio yield assumption and refinements to the modeling for universal life with secondary guarantees and similar features, partially offset by updated premium assumptions. In 2022, Corebridge recognized a favorable impact to net income due to modeling refinements to reflect actual versus expected asset data related to calls and capital gains. In 2021, Corebridge recognized a favorable impact to net income primarily due to the update in the reserving methodology, partially offset by assumption updates to mortality.

15. Policyholder Contract Deposits and Other Policyholder Funds
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

Corebridge | 2023 Form 10-K 240

ITEM 8 | Notes to Consolidated Financial Statements | 15. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)
Year Ended December 31, 2023
Policyholder contract deposits account balance, beginning of year	$89,554	$43,395	$10,224	$11,734	$3,587	$158,494
Deposits	18,188	5,352	1,632	3,813	44	29,029
Policy charges	(840)	(477)	(1,524)	(67)	(64)	(2,972)
Surrenders and withdrawals	(14,025)	(8,310)	(256)	(722)	(93)	(23,406)
Benefit payments	(3,770)	(2,518)	(281)	(2,405)	(300)	(9,274)
Net transfers from (to) separate account	3,617	2,705	3	792	—	7,117
Interest credited	2,188	1,141	413	507	168	4,417
Other	(16)	11	20	(3)	(9)	3
Policyholder contract deposits account balance, end of year	94,896	41,299	10,231	13,649	3,333	163,408
Other reconciling items(b)	(1,429)	(230)	208	93	—	(1,358)
Policyholder contract deposits	$93,467	$41,069	$10,439	$13,742	$3,333	$162,050

Weighted average crediting rate	2.68%	2.91%	4.41%	4.08%	4.99%
Cash surrender value(c)	$88,685	$40,210	$9,026	$2,583	$1,712	$142,216
Year Ended December 31, 2022
Policyholder contract deposits account balance, beginning of year	$84,097	$43,902	$10,183	$10,804	$3,823	$152,809
Deposits	15,186	4,946	1,674	1,494	48	23,348
Policy charges	(870)	(462)	(1,570)	(69)	(65)	(3,036)
Surrenders and withdrawals	(8,921)	(5,712)	(211)	(134)	(64)	(15,042)
Benefit payments	(3,798)	(2,528)	(216)	(775)	(349)	(7,666)
Net transfers from (to) separate account	2,248	2,149	(5)	144	—	4,536
Interest credited	1,608	1,100	377	301	178	3,564
Other	4	—	(8)	(31)	16	(19)
Policyholder contract deposits account balance, end of year	89,554	43,395	10,224	11,734	3,587	158,494
Other reconciling items(b)	(2,136)	(319)	34	(16)	1	(2,436)
Policyholder contract deposits	$87,418	$43,076	$10,258	$11,718	$3,588	$156,058

Weighted average crediting rate	2.43%	2.77%	4.29%	2.71%	4.91%
Cash surrender value(c)	$83,278	$41,831	$8,866	$2,537	$1,808	$138,320
Year Ended December 31, 2021
Policyholder contract deposits account balance, beginning of year	$80,012	$43,406	$10,012	$11,351	$4,143	$148,924
Deposits	13,774	5,146	1,702	1,272	53	21,947
Policy charges	(781)	(523)	(1,567)	(65)	(69)	(3,005)
Surrenders and withdrawals	(8,863)	(5,795)	(212)	(91)	(76)	(15,037)
Benefit payments	(4,031)	(2,329)	(245)	(1,948)	(374)	(8,927)
Net transfers from (to) separate account	1,531	2,750	(2)	61	—	4,340
Interest credited	2,444	1,249	447	263	191	4,594
Other	11	(2)	48	(39)	(45)	(27)
Policyholder contract deposits account balance, end of year	84,097	43,902	10,183	10,804	3,823	152,809
Other reconciling items(b)	(1,289)	(259)	117	165	2	(1,264)
Policyholder contract deposits	$82,808	$43,643	$10,300	$10,969	$3,825	$151,545

Weighted average crediting rate	2.42%	2.79%	4.28%	2.41%	4.92%
Cash surrender value(c)	$79,787	$43,359	$8,826	$2,520	$1,880	$136,372
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
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 16.

Corebridge | 2023 Form 10-K 241

ITEM 8 | Notes to Consolidated Financial Statements | 15. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

December 31, 2023	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$6,498	$2,078	$26,873	$35,449
> 1% - 2%	3,749	22	1,771	5,542
> 2% - 3%	8,046	11	972	9,029
> 3% - 4%	6,610	37	5	6,652
> 4% - 5%	426	—	4	430
> 5%	32	—	3	35
Total	$25,361	$2,148	$29,628	$57,137
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,185	$2,344	$6,830	$11,359
> 1% - 2%	3,731	1,242	671	5,644
> 2% - 3%	12,073	211	110	12,394
> 3% - 4%	615	—	—	615
> 4% - 5%	6,635	—	—	6,635
> 5%	144	—	—	144
Total	$25,383	$3,797	$7,611	$36,791
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	132	346	478
> 2% - 3%	9	855	1,082	1,946
> 3% - 4%	1,170	496	26	1,692
> 4% - 5%	2,851	—	—	2,851
> 5%	216	—	—	216
Total	$4,246	$1,483	$1,454	$7,183
Total*	$54,990	$7,428	$38,693	$101,111
Percentage of total	55%	7%	38%	100%

Corebridge | 2023 Form 10-K 242

ITEM 8 | Notes to Consolidated Financial Statements | 15. Policyholder Contract Deposits and Other Policyholder Funds

December 31, 2022		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$8,766	$2,161	$21,702	$32,629
	> 1% - 2%	4,208	24	2,195	6,427
	> 2% - 3%	9,502	—	17	9,519
	> 3% - 4%	7,630	40	6	7,676
	> 4% - 5%	456	—	5	461
	> 5%	33	—	4	37
	Total	$30,595	$2,225	$23,929	$56,749
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$3,611	$1,427	$5,609	$10,647
	> 1% - 2%	5,628	727	150	6,505
	> 2% - 3%	13,968	3	—	13,971
	> 3% - 4%	666	—	—	666
	> 4% - 5%	6,843	—	—	6,843
	> 5%	154	—	—	154
	Total	$30,870	$2,157	$5,759	$38,786
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	1	129	352	482
	> 2% - 3%	32	831	1,116	1,979
	> 3% - 4%	1,369	180	195	1,744
	> 4% - 5%	2,974	—	—	2,974
	> 5%	223	—	—	223
	Total	$4,599	$1,140	$1,663	$7,402
Total*		$66,064	$5,522	$31,351	$102,937
Percentage of total		64%	5%	30%	100%
*    Excludes policyholder contract deposits account balances that are not subject to guaranteed minimum crediting rates.
Funding Agreements
Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by funding agreements issued to the trust by one of our insurance companies.
USL is a member of the FHLB of New York, while VALIC and AGL are members of the FHLB of Dallas. Membership with both FHLBs provides us with collateralized borrowing opportunities, primarily as an additional source of liquidity or for other uses deemed appropriate by management, e.g., earning a spread on deposits. Our ownership in the FHLB stock is reported in Other invested assets within the Consolidated Balance Sheets. Pursuant to the membership terms, we elected to pledge such stock to the FHLB as collateral for our obligations under agreements with the FHLB.
Our net borrowing capacity under such facilities with FHLB of Dallas and FHLB of New York as of December 31, 2023 is $3.7 billion. As of December 31, 2023, we pledged $8.7 billion as collateral to the FHLB, including assets backing funding agreements.

Corebridge | 2023 Form 10-K 243

ITEM 8 | Notes to Consolidated Financial Statements | 15. Policyholder Contract Deposits and Other Policyholder Funds
Corebridge issued the following funding agreements to the FHLB of Dallas and FHLB of New York; these obligations are reported in Policyholder contract deposits in the Consolidated Balance Sheets:
The following table presents details concerning our funding agreements as of December 31, 2023:

December 31, 2023		Payments due by period
(in millions)	Gross Amounts	2024	2025-2026	2027-2028	Thereafter	Stated Interest rates
FHLB Facility
FHLB of Dallas	$3,357	$52	$254	$3,051	$—	DNA Auction* + 22 to 30 bps
FHLB of Dallas	$2,027	$—	$—	$1,506	$521	3.53% to 4.77%
FHLB of New York	$241	$94	$147	$—	$—	1.52% to 2.70%
	$5,625	$146	$401	$4,557	$521
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
Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 0.5% and 0.7% of gross insurance in force at December 31, 2023 and December 31, 2022, respectively and 0.9%, 1.3% and 1.7% of gross premiums and other considerations in 2023, 2022 and 2021, respectively. The amount of annual dividends to be paid is approved locally by the Corebridge Boards of Directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.
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
Prior to the adoption of LDTI, URR for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available-for-sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI. As the available-for-sale portfolio was in an unrealized gain position as of the transition date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances reduced URR.

Corebridge | 2023 Form 10-K 244

ITEM 8 | Notes to Consolidated Financial Statements | 15. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents a rollforward of the unearned revenue reserve for the years ended December 31, 2023, 2022 and 2021:

Year Ended December 31, 2023	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	153	—	—	153
Amortization	(110)	(1)	(11)	(122)
Balance, end of year	$1,770	$1	$94	$1,865
Other reconciling items*				997
Other policyholder funds				$2,862
Year Ended December 31, 2022
Balance, beginning of year	$1,693	$2	$116	$1,811
Revenue deferred	143	—	—	143
Amortization	(109)	—	(11)	(120)
Balance, end of year	$1,727	$2	$105	$1,834
Other reconciling items*				1,051
Other policyholder funds				$2,885
Year Ended December 31, 2021
Balance, beginning of year	$1,661	$2	$132	$1,795
Revenue deferred	140	—	—	140
Amortization	(108)	—	(15)	(123)
Other, including foreign exchange	—	—	(1)	(1)
Balance, end of year	$1,693	$2	$116	$1,811
Other reconciling items*				1,068
Other policyholder funds				$2,879
* Other reconciling items include policyholders' dividend accumulations, provisions for future dividends to participating policyholders, dividends to policyholders and any similar items.

16. Market Risk Benefits
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

Corebridge | 2023 Form 10-K 245

ITEM 8 | Notes to Consolidated Financial Statements | 16. Market Risk Benefits
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
The following is a reconciliation of MRBs by amounts in an asset position and in liability position to the MRB amounts in the Consolidated Balance Sheets at transition:

	Individual Retirement	Group Retirement	Total
(in millions)
MRB in an asset position	$176	$—	$176
Reinsured MRB	162	—	162
MRB assets, at fair value	$338	$—	$338
MRB liabilities, at fair value	7,937	802	8,739
MRB, net, January 1, 2021	$7,599	$802	$8,401

Corebridge | 2023 Form 10-K 246

ITEM 8 | Notes to Consolidated Financial Statements | 16. Market Risk Benefits
The following table presents the balances of and changes in MRBs:

Year Ended December 31, 2023	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$3,738	$296	$4,034
Effect of changes in our own credit risk	(441)	(24)	(465)
Balance, beginning of year, before effect of changes in our own credit risk	$3,297	$272	$3,569
Issuances	681	37	718
Interest accrual	156	15	171
Attributed fees	803	63	866
Expected claims	(91)	(3)	(94)
Effect of changes in interest rates	(139)	(13)	(152)
Effect of changes in interest rate volatility	(69)	(3)	(72)
Effect of changes in equity markets	(1,236)	(109)	(1,345)
Effect of changes in equity index volatility	(14)	(5)	(19)
Actual outcome different from model expected outcome	188	7	195
Effect of changes in future expected policyholder behavior	(1)	1	—
Effect of changes in other future expected assumptions	(85)	(39)	(124)
Other, including foreign exchange	—	(3)	(3)
Balance, end of year, before effect of changes in our own credit risk	3,490	220	3,710
Effect of changes in our own credit risk	1,072	88	1,160
Balance, end of year	4,562	308	4,870
Less: Reinsured MRB, end of period	(77)	—	(77)
Net Liability Balance after reinsurance recoverable	$4,485	$308	$4,793
Net amount at risk
GMDB only	$758	$160	$918
GMWB only	$152	$13	$165
Combined*	$1,011	$18	$1,029
Weighted average attained age of contract holders	70	64

Corebridge | 2023 Form 10-K 247

ITEM 8 | Notes to Consolidated Financial Statements | 16. Market Risk Benefits

Year Ended December 31, 2022	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$6,452	$582	$7,034
Effect of changes in our own credit risk	(1,934)	(167)	(2,101)
Balance, beginning of year, before effect of changes in our own credit risk	$4,518	$415	$4,933
Issuances	263	25	288
Interest accrual	172	21	193
Attributed fees	864	70	934
Expected claims	(83)	(2)	(85)
Effect of changes in interest rates	(4,087)	(371)	(4,458)
Effect of changes in interest rate volatility	263	18	281
Effect of changes in equity markets	1,382	122	1,504
Effect of changes in equity index volatility	(75)	1	(74)
Actual outcome different from model expected outcome	164	(3)	161
Effect of changes in future expected policyholder behavior	(2)	(18)	(20)
Effect of changes in other future expected assumptions	(85)	—	(85)
Other, including foreign exchange	3	(6)	(3)
Balance, end of year before effect of changes in our own credit risk	3,297	272	3,569
Effect of changes in our own credit risk	441	24	465
Balance, end of year	3,738	296	4,034
Less: Reinsured MRB, end of period	(94)	—	(94)
Net liability balance after reinsurance recoverable	$3,644	$296	$3,940
Net amount at risk
GMDB only	$1,615	$371	$1,986
GMWB only	$27	$1	$28
Combined*	$2,084	$39	$2,123
Weighted average attained age of contract holders	70	64

Year Ended December 31, 2021	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$7,761	$802	$8,563
Effect of changes in our own credit risk	(2,140)	(187)	(2,327)
Balance, beginning of year, before effect of changes in our own credit risk	$5,621	$615	$6,236
Issuances	247	28	275
Interest accrual	142	21	163
Attributed fees	805	74	879
Expected claims	(54)	(2)	(56)
Effect of changes in interest rates	(1,098)	(107)	(1,205)
Effect of changes in interest rate volatility	74	4	78
Effect of changes in equity markets	(1,414)	(203)	(1,617)
Effect of changes in equity index volatility	33	20	53
Actual outcome different from model expected outcome	106	8	114
Effect of changes in future expected policyholder behavior	53	(36)	17
Effect of changes in other future expected assumptions	—	—	—
Other, including foreign exchange	3	(7)	(4)
Balance, end of year before effect of changes in our own credit risk	4,518	415	4,933
Effect of changes in our own credit risk	1,934	167	2,101
Balance, end of year	6,452	582	7,034
Less: Reinsured MRB, end of period	(145)	—	(145)
Net liability balance after reinsurance recoverable	$6,307	$582	$6,889
Net amount at risk
GMDB only	$684	$159	$843
GMWB only	$831	$118	$949
Combined*	$567	$14	$581
Weighted average attained age of contract holders	70	63
* Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

Corebridge | 2023 Form 10-K 248

ITEM 8 | Notes to Consolidated Financial Statements | 16. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Consolidated Balance Sheets:

	December 31, 2023			December 31, 2022
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$740	$5,225	$4,485	$661	$4,305	$3,644
Group Retirement	172	480	308	135	431	296
Total	$912	$5,705	$4,793	$796	$4,736	$3,940
* Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 5.
Actuarial Assumption Updates for Market Risk Benefits
For 2023, Corebridge recognized a favorable impact to net income due to policyholder behavior assumptions. For 2022, Corebridge recognized a favorable impact to net income due to an update to the relationship between projected equity growth and interest rates for annuities. For 2021, the impacts were mainly due to updating the lapse rate expectations.
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
Certain of our variable annuity contracts contain GMDB features and may also contain living benefit riders, which include optional GMWBs and, to a lesser extent, guaranteed minimum accumulation benefits (“GMABs”) and GMIBs. These living benefits and GMDBs related to variable annuity contracts are accounted for as MRBs measured at fair value, with changes in the fair value (excluding changes in our own credit risk) recorded in Change in the fair value of market risk benefits, net. The net amount at risk for the GMWB represents benefits in excess of the account value assuming the utilization of all benefits by the contract holders at the balance sheet date. The net amount at risk for the GMDB feature represents the amount of guaranteed benefits in excess of account value if all policyholders died. GMDB is our most widely offered benefit.
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

Corebridge | 2023 Form 10-K 249

ITEM 8 | Notes to Consolidated Financial Statements | 17. Debt

17. Debt
Short-term and long-term debt is carried at the principal amount borrowed, including unamortized discounts, and fair value adjustments, when applicable.
The following table lists our total debt outstanding at December 31, 2023 and December 31, 2022. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2023, including fixed and variable rates:

(in millions)	Range of Interest Rate(s)	Maturity Date(s)	December 31, 2023	December 31, 2022
Short-term debt issued or borrowed by Corebridge:
Three-Year DDTL Facility	6.46%	2024	$250	$1,500
Total short-term debt			$250	$1,500
Long-term debt issued by Corebridge:
Senior unsecured notes*	3.50% - 6.05%	2025 - 2052	$7,750	$6,500
Hybrid junior subordinated notes	6.875%	2052	1,000	1,000
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	6.63% - 7.50%	2025 - 2029	200	200
CRBGLH junior subordinated debentures	7.57% - 8.50%	2030 - 2046	227	227
Total long-term debt			9,177	7,927
Debt issuance costs			(59)	(59)
Total long-term debt, net of debt issuance costs			$9,118	$7,868
Debt of consolidated investment entities - not guaranteed by Corebridge	0.00% - 8.52%	2024 - 2051	2,504	5,958
Total debt, net of issuance costs			$11,872	$15,326
* Interest rates reflect contractual amounts and do not reflect the effective borrowing rate after giving effect to the cash flow hedges.
The following table presents maturities of short-term and long-term debt (including unamortized original issue discount when applicable):

December 31, 2023		Year Ending
(in millions)	Total	2024	2025	2026	2027	2028	Thereafter
Short-term and Long-term debt issued by Corebridge:
Three-Year DDTL Facility*	$250	$250	$—	$—	$—	$—	$—
Senior unsecured notes	7,750	—	1,000	—	1,250	—	5,500
Hybrid junior subordinated notes	1,000	—	—	—	—	—	1,000
CRBGLH notes	200	—	101	—	—	—	99
CRBGLH junior subordinated debentures	227	—	—	—	—	—	227
Total short-term and long-term debt issued by Corebridge	$9,427	$250	$1,101	$—	$1,250	$—	$6,826
*The current interest period for the Three-Year DDTL Facility continues through February 29, 2024. We have the ability to further continue this borrowing through February 25, 2025.
SENIOR UNSECURED NOTES AND DELAYED DRAW TERM LOAN
On February 25, 2022, Corebridge Parent entered into an 18-Month Delayed Draw Term Loan Agreement (the “18-Month DDTL Facility”) among Corebridge Parent, as borrower, the lenders party thereto and the administrative agent thereto, and a Three-Year Delayed Draw Term Loan Agreement (the “Three-Year DDTL Facility”) among Corebridge Parent, as borrower, the lenders party thereto and the administrative agent thereto.
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

Corebridge | 2023 Form 10-K 250

ITEM 8 | Notes to Consolidated Financial Statements | 17. Debt
On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility. On December 8, 2023 and September 15, 2023, Corebridge Parent used the net proceeds of the issuance of the Senior Notes and cash on hand to repay $750 million and $500 million, respectively, on the DDTL Facility. As of December 31, 2023, a total of $250 million of borrowings are outstanding under the DDTL Facility. For the current interest period, the Three-Year DDTL Facility will end on February 29, 2024, unless prior to that date Corebridge Parent elects to continue the loan, or a portion of it, for an additional interest period.
The Three-Year DDTL Facility bears interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Three-Year DDTL Agreement) plus the Applicable Rate (as defined in the Three-Year DDTL Agreement, which is currently 1.000%, and is based on the applicable credit ratings of our senior unsecured long-term indebtedness). The Three-Year DDTL Facility matures on February 25, 2025.
On September 15, 2023, Corebridge Parent issued $500 million of 6.050% Senior Notes due 2033.
On December 8, 2023, Corebridge Parent issued $750 million of 5.750% Senior Notes due 2034.
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
In 2019, AIG Global Real Estate Investment Corporation (“AGREIC”) issued a note to Lexington in the amount of $250 million. Interest expense incurred specific to this note was $0.4 million for the year ended December 31, 2021. On February 12, 2021, AGREIC repaid the loan and interest in the amount of $254 million.
On June 23, 2022, AIG Life borrowed £10 million from AIG Transaction Execution Limited, which was repaid on July 7, 2022.
In 2013, AIG Property Company Limited issued an affiliated note to AIG Europe S.A. (Netherlands Branch) of $17 million for the purpose of purchasing a building. Interest expense incurred specific to this note was $0.3 million for the year ended December 31, 2021. On October 1, 2021, AIG Property Company Limited repaid the loan and interest of $9 million to AIG Europe S.A.
CRBGLH NOTES AND JUNIOR SUBORDINATED DEBENTURES
As of December 31, 2023, Corebridge Life Holdings, Inc. (“CRBGLH”) had outstanding $427 million aggregate principal amount, consisting of $227 million of junior subordinated debt due between 2030 and 2046 and $200 million of notes due between 2025 and 2029. At December 31, 2023, the junior subordinated debentures outstanding consisted of $54 million of 8.5% junior subordinated debentures due July 2030, $142 million of 8.125% junior subordinated debentures due March 2046 and $31 million of 7.57% junior subordinated debentures due December 2045, each guaranteed by AIG.
For details regarding guarantees provided by AIG related to these notes and debentures, see Note 18.
DEBT CASH TENDER OFFERS
During the year ended December 31, 2021, $216 million of aggregate principal amount of CRBGLH notes and CRBGLH junior subordinated debentures were repurchased through cash tender offers for an aggregate purchase price of $312 million.
REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into the Revolving Credit Agreement (the “Credit Agreement”).

Corebridge | 2023 Form 10-K 251

ITEM 8 | Notes to Consolidated Financial Statements | 17. Debt
The Credit Agreement provides for a five-year total commitment of $2.5 billion, consisting of standby letters of credit and/or revolving credit borrowings without any limits on the type of borrowings. Under circumstances described in the Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the Credit Agreement of $3.0 billion. Loans under the Credit Agreement will mature on May 12, 2027. Under the Credit Agreement, the applicable rate, commitment fee and letter of credit fee are determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) in the case of U.S. dollar borrowings, Term SOFR plus an applicable credit spread adjustment plus an applicable rate or an alternative base rate plus an applicable rate; (ii) in the case of Sterling borrowings, sterling overnight index average (“SONIA”) plus an applicable credit spread adjustment plus an applicable rate; (iii) in the case of Euro borrowings, European Union interbank Offer Rate plus an applicable rate; and (iv) in the case of Japanese Yen, Tokyo Interbank Offered Rate plus an applicable rate. The alternative base rate is equal to the highest of (a) the New York Federal Reserve Bank Rate plus 0.50%, (b) the rate of interest in effect as quoted by The Wall Street Journal as the “Prime Rate” in the United States and (c) Term SOFR plus a credit spread adjustment of 0.100% plus an additional 1.00%.
LETTERS OF CREDIT
Effective July 28, 2022, Corebridge Parent replaced AIG as applicant and guarantor on two letters of credit totaling £80 million, for the benefit of AIG Life. Effective January 1, 2023, Corebridge Parent replaced this letter of credit with a single letter of credit of £80 million. The letter of credit supports AIG Life’s capital position and will be counted as Tier 2 capital under European Union (“EU”) Solvency II regulations as approved by the Prudential Regulation Authority. Effective February 17, 2023, the letter of credit was reduced from £80 million to £26 million, and further reduced to £20 million on September 22, 2023.
We have an intercompany reinsurance arrangement with Corebridge Insurance Company of Bermuda, Ltd. (“CRBG Bermuda”) whereby certain Regulation XXX and Guideline AXXX reserves related to a closed block of in-force business are ceded to CRBG Bermuda. CRBG Bermuda had a $250 million letter of credit guaranteed by AIG that is used to support the credit for reinsurance provided by CRBG Bermuda. Effective May 9, 2022, the letter of credit was reduced from $250 million to $175 million, and effective May 12, 2022, Corebridge Parent has replaced AIG as the guarantor. Effective May 25, 2023, the letter of credit was reduced from $175 million to $125 million.
CONSOLIDATED INVESTMENT ENTITIES CREDIT FACILITIES
We also maintain a revolving credit facility that can be utilized exclusively by certain consolidated investment entities to acquire assets related to securitizations. Draws under this credit facility cannot be utilized for general corporate purposes. Prior to the pricing of the related securitizations, this credit facility has a limit of up to $250 million. Subsequent to pricing of the related securitizations, the limit is expected to increase to up to approximately $450 million. As of December 31, 2023, we have drawn $43 million under the credit facility. This credit facility has a maturity date of seven years.
We also maintain revolving credit facilities that can exclusively be utilized by certain consolidated investment entities to acquire real estate assets. Draws under those credit facilities cannot be utilized for general corporate purposes. These credit facilities have consolidated limits of up to $396 million. As of December 31, 2023, we have drawn $231 million under the credit facilities. Each of these credit facilities have maturity dates ranging from one year to two years.

Corebridge | 2023 Form 10-K 252

ITEM 8 | Notes to Consolidated Financial Statements | 18. Contingencies, Commitments and Guarantees

18. Contingencies, Commitments and Guarantees
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
For additional information, see Note 8.

Corebridge | 2023 Form 10-K 253

ITEM 8 | Notes to Consolidated Financial Statements | 18. Contingencies, Commitments and Guarantees
Moriarty Litigation
AGL continues to defend against Moriarty v. American General Life Insurance Co. (S.D. Cal.), a putative class action involving Sections 10113.71 and 10113.72 of the California Insurance Code which was instituted against AGL on July 18, 2017. In general, those statutes require that for life-insurance policies issued and delivered in California: (1) the policy must contain a 60-day grace period during which the policy remains in force; (2) the insurer must provide a 30-day pre-lapse notice; and (3) the insurer must notify policy owners of the right to designate a secondary recipient for lapse notices. The Moriarty plaintiff contends AGL did not comply with these requirements for a policy issued before these statutes went into effect. The plaintiff seeks damages and other relief. AGL asserts various defenses to the plaintiff’s claims and to class certification. In 2022, the District Court held a trial was necessary to determine whether AGL was liable, and it denied class certification. In May 2023, the case was reassigned to a new judge. On August 14, 2023, the District Court granted the plaintiff’s motion for summary judgment on the plaintiff’s breach-of-contract claim. On September 26, 2023, the District Court decided that good cause exists to allow the plaintiff to file a third motion for class certification. At the same time, however, the District Court certified its August 14, 2013 order for interlocutory appeal to the Ninth Circuit and stayed trial-court proceedings pending the outcome of AGL’s appeal. The Ninth Circuit granted AGL’s petition for interlocutory appeal on November 21, 2023. Briefing in the Ninth Circuit appeal is expected to be complete in mid-2024, with a decision by the Ninth Circuit at some time after that.
AGL is defending other actions in California involving similar issues: Allen v. Protective Life Insurance Co. (E.D. Cal.), filed on June 6, 2022, in which the individual plaintiff filed a motion on August 11, 2023 seeking leave to amend the complaint to add class-action allegations against AGL; and Chuck v. American General Life Insurance Co. (C.D. Cal.), which was filed on September 6, 2023 as a putative class action. However, Plaintiff filed an amended complaint on January 8, 2024 dropping the class action allegation against AGL and adding a sales agent as a defendant.
These cases are in the early stages, and we expect their progress will be influenced by future developments in Moriarty and cases against other insurers involving the same statutes.
We have accrued our current estimate of probable loss with respect to these litigation matters.
LEASE COMMITMENTS
We lease office space and equipment in various locations across jurisdictions in which the Company operates. The majority of the resulting obligation arising from these contracts is generated by our real estate portfolio, which only includes contracts classified as operating leases. As of December 31, 2023, the lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $26 million and $20 million, respectively, and we made cash payments of $18 million in 2023 in connection with these leases. As of December 31, 2022, the lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $43 million and $36 million, respectively, and we made cash payments of $20 million in 2022 in connection with these leases. The liability includes non-lease components, such as property taxes and insurance for our gross leases. Some of these leases contain options to renew after a specified period of time at the prevailing market rate; however, renewal options that have not been exercised as of December 31, 2023 are excluded until management attains a reasonable level of certainty. Some leases also include termination options at specified times and term; however, termination options are not reflected in the lease asset and liability balances until they have been exercised.
The weighted average discount rate and lease term assumptions used in determining the liability are 4.4% and 4.08 years, respectively. The primary assumption used to determine the discount rate is the cost of funding for the Company, which is based on the secured borrowing rate for terms similar to the lease term, and for the major financial markets in which Corebridge operates.
Rent expense was $17 million, $33 million and $21 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table presents the future undiscounted cash flows under operating leases at December 31, 2023:

(in millions)
2024	$9
2025	7
2026	6
2027	3
2028	2
Remaining years after 2028	1
Total undiscounted lease payments	28
Less: Present value adjustment	2
Net lease liabilities	$26

Corebridge | 2023 Form 10-K 254

ITEM 8 | Notes to Consolidated Financial Statements | 18. Contingencies, Commitments and Guarantees
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $4.4 billion at December 31, 2023.
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
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which American Home Assurance Company (“AHAC”) or National Union Fire Insurance Company of Pittsburgh, PA (“NUFIC”) has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the years ended December 31, 2023 or 2022.
AGC was a party to a Capital Maintenance Agreement (“CMA”) with AIG. Among other things, the CMA provided that AIG would maintain the total adjusted capital of AGC at or above a specified minimum percentage of AGC’s projected Company Action Level Risk Based Capital. AIG did not make any capital contributions to AGC under the CMA during the year ended December 31, 2023. As of December 31, 2023 and 2022, the specified minimum capital percentage in the CMA was 250%. Effective December 31, 2023, the CMA was terminated.
AIG Parent provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of CRBGLH. This includes:
•a guarantee (the “CRBGLH External Debt Guarantee”) in connection with CRBGLH junior subordinated debentures and certain CRBGLH notes (the “CRBGLH External Debt”); and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, CRBGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes were guaranteed by AIG Parent for the benefit of AGL. We paid no fees for these guarantees during the years ended December 31, 2023 or 2022. On August 1, 2023, the guarantee of these promissory notes was novated from AIG Parent to Corebridge Parent.
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
•For additional disclosures about related parties, see Note 25.

Corebridge | 2023 Form 10-K 255

ITEM 8 | Notes to Consolidated Financial Statements | 19. Equity

19. Equity
COMMON STOCK
The following table presents a rollforward of outstanding shares:

Year Ended December 31, 2023	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	645,000,000	—	645,000,000
Shares issued under long-term incentive compensation plans	3,148,737	—	3,148,737
Shares repurchased	—	(26,484,411)	(26,484,411)
Shares, end of period	648,148,737	(26,484,411)	621,664,326
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
From May 4, 2023 to December 31, 2023, we repurchased approximately 26.5 million shares of Corebridge Common Stock for an aggregate purchase price of approximately $498 million. From December 31, 2023 to February 8, 2024, we repurchased approximately 1.2 million shares of Corebridge Common Stock for an aggregate purchase price of approximately $27 million, leaving approximately $475 million under the share repurchase authorization as of February 8, 2024.
RETAINED EARNINGS
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

November 2, 2023	December 15, 2023	December 29, 2023	$0.23
October 31, 2023(a)	November 13, 2023	November 22, 2023	$1.16
August 3, 2023	September 15, 2023	September 29, 2023	$0.23
June 1, 2023(b)	June 16, 2023	June 30, 2023	$0.62
May 8, 2023	June 16, 2023	June 30, 2023	$0.23
February 16, 2023	March 17, 2023	March 31, 2023	$0.23
(a)    On October 31, 2023, we declared a special dividend of $1.16 per share on our common stock, payable on November 22, 2023 to stockholders of record at the close of business on November 13, 2023.
(b)    On June 1, 2023, we declared a special dividend of $0.62 per share on our common stock, payable on June 30, 2023 to stockholders of record at the close of business on June 16, 2023.
For the year ended December 31, 2022, Corebridge paid cash dividends of $876 million.
Dividends Declared
On February 14, 2024, the Company declared a cash dividend on Corebridge common stock of $0.23 per share, payable on March 29, 2024 to shareholders of record at close of business on March 15, 2024.
Prior to completion of the Reorganization on December 31, 2021, the following significant transactions were recorded in Shareholders’s net investment.
Distributions
For the year ended December 31, 2021 Corebridge distributed dividends to AIG in the amount of $13.1 billion, including $8.3 billion on November 1, 2021, as well as a dividend from the sale of Corebridge’s interests in a U.S. affordable housing portfolio. Refer to Note 1 for additional information.
For the year ended December 31, 2021, SAFG Capital returned capital to AIG in the amount of $536 million.

Corebridge | 2023 Form 10-K 256

ITEM 8 | Notes to Consolidated Financial Statements | 19. Equity
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2020, net of tax	$(62)	$14,698	$—	$—	$—	$11	$6	$14,653
Cumulative effect of change in accounting principles	—	3,235	(1,838)	(3,746)	—	—	—	(2,349)
Change in unrealized depreciation of investments	39	(7,496)	—	—	—	—	—	(7,457)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	226	—	—	—	—	226
Change in discount rates assumptions of certain liabilities	—	—	—	1,719	—	—	—	1,719
Change in future policy benefits and other	—	458	—	—	—	—	—	458
Change in foreign currency translation adjustments	—	—	—	—	—	(22)	—	(22)
Change in net actuarial loss	—	—	—	—	—	—	1	1
Change in deferred tax asset (liability)	(8)	1,400	(47)	(363)	—	2	—	984
Total other comprehensive income (loss)	31	(5,638)	179	1,356	—	(20)	1	(4,091)
Other	—	20	—	—	—	—	—	20
Less: Noncontrolling interests	—	—	—	—	—	—	—	—
Balance, December 31, 2021, net of tax	$(31)	$12,315	$(1,659)	$(2,390)	$—	$(9)	$7	$8,233
Change in unrealized depreciation of investments	(78)	(40,323)	—	—	—	—	—	(40,401)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	1,635	—	—	—	—	1,635
Change in discount rates assumptions of certain liabilities	—	—	—	6,746	—	—	—	6,746
Change in future policy benefits and other	—	1,822	—	—	—	—	—	1,822
Change in cash flow hedges	—	—	—	—	203	—	—	203
Change in foreign currency translation adjustments	—	—	—	—	—	(109)	—	(109)
Change in net actuarial loss	—	—	—	—	—	—	2	2
Change in deferred tax asset (liability)	17	6,806	(341)	(1,448)	(46)	8	—	4,996
Total other comprehensive income (loss)	(61)	(31,695)	1,294	5,298	157	(101)	2	(25,106)
Less: Noncontrolling interests	—	—	—	—	—	(10)	—	(10)
Balance, December 31, 2022, net of tax	$(92)	$(19,380)	$(365)	$2,908	$157	$(100)	$9	$(16,863)
Change in unrealized depreciation of investments *	28	5,962	—	—	—	—	—	5,990
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(695)	—	—	—	—	(695)
Change in discount rates assumptions of certain liabilities	—	—	—	(1,029)	—	—	—	(1,029)
Change in future policy benefits and other	(11)	(347)	—	—	—	—	—	(358)
Change in cash flow hedges	—	—	—	—	(16)	—	—	(16)
Change in foreign currency translation adjustments	—	—	—	—	—	39	—	39
Change in net actuarial loss	—	—	—	—	—	—	(7)	(7)
Change in deferred tax asset (liability)	(4)	(885)	151	216	5	9	—	(508)
Total other comprehensive income (loss)	13	4,730	(544)	(813)	(11)	48	(7)	3,416
Less: Noncontrolling interests	—	—	—	—	—	11	—	11
Balance, December 31, 2023, net of tax	$(79)	$(14,650)	$(909)	$2,095	$146	$(63)	$2	$(13,458)
*    Includes net unrealized gains and losses attributable to held-for-sale businesses at December 31, 2023.

Corebridge | 2023 Form 10-K 257

ITEM 8 | Notes to Consolidated Financial Statements | 19. Equity
The following table presents the OCI reclassification adjustments for the years ended December 31, 2023, 2022, and 2021 respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Year Ended December 31, 2023
Unrealized change arising during period	$—	$5,281	$(695)	$(1,029)	$(16)	$39	$—	$3,580
Less: Reclassification adjustments included in net income	(17)	(334)	—	—	—	—	7	(344)
Total other comprehensive income (loss), before income tax expense (benefit)	17	5,615	(695)	(1,029)	(16)	39	(7)	3,924
Less: Income tax expense (benefit)	4	885	(151)	(216)	(5)	(9)	—	508
Total other comprehensive income (loss), net of income tax expense (benefit)	$13	$4,730	$(544)	$(813)	$(11)	$48	$(7)	$3,416
Year Ended December 31, 2022
Unrealized change arising during period	$(89)	$(39,049)	$1,635	$6,746	$203	$(109)	$2	$(30,661)
Less: Reclassification adjustments included in net income	(11)	(548)	—	—	—	—	—	(559)
Total other comprehensive income (loss), before income tax expense (benefit)	(78)	(38,501)	1,635	6,746	203	(109)	2	(30,102)
Less: Income tax expense (benefit)	(17)	(6,806)	341	1,448	46	(8)	—	(4,996)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(61)	$(31,695)	$1,294	$5,298	$157	$(101)	$2	$(25,106)
Year Ended December 31, 2021
Unrealized change arising during period	$39	$(6,290)	$226	$1,719	$—	$(21)	$1	$(4,326)
Less: Reclassification adjustments included in net income	—	748	—	—	—	—	—	748
Total other comprehensive income (loss),before income tax expense (benefit)	39	(7,038)	226	1,719	—	(21)	1	(5,074)
Less: Income tax expense (benefit)	8	(1,400)	47	363	—	(1)	—	(983)
Total other comprehensive income (loss), net of income tax expense (benefit)	$31	$(5,638)	$179	$1,356	$—	$(20)	$1	$(4,091)

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income (Loss)
	Years Ended December 31,
(in millions)	2023	2022	2021
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(17)	$(11)	$—	Net realized gains (losses)
Total	(17)	(11)	—
Unrealized appreciation (depreciation) of all other investments
Investments	(334)	(548)	748	Net realized gains (losses)
Total	(334)	(548)	748
Change in retirement plan liabilities adjustment
Actuarial losses	7	—	—	Net (gain) loss on divestitures and General operating expenses
Total	7	—	—
Total reclassifications for the period	$(344)	$(559)	$748
*    The following items are not reclassified out of AOCI and included in the Consolidated Statements of Income (Loss) and thus have been excluded from the table:(a) Change in fair value of MRBs attributable to changes in our own credit risk (b) Change in the discount rates used to measure traditional and limited-payment long-duration insurance contracts and (c) Fair value of liabilities under fair value option attributable to changes in our own credit risk.

Corebridge | 2023 Form 10-K 258

ITEM 8 | Notes to Consolidated Financial Statements | 19. Equity
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
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Years Ended December 31,
(in millions)	2023	2022	2021
Beginning balance	$939	$1,759	$2,549
Net income attributable to redeemable noncontrolling interest	(68)	320	929
Other comprehensive loss, net of tax	11	(10)	—
Changes in noncontrolling interests due to divestitures and acquisitions	(19)	(104)	(373)
Contributions from noncontrolling interests	96	155	264
Distributions to noncontrolling interests	(91)	(1,181)	(1,611)
Other	1	—	1
Ending balance	$869	$939	$1,759
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
The following table presents a rollforward of redeemable noncontrolling interest:

	Years Ended December 31,
(in millions)	2022	2021
Beginning balance	$83	$51
Distributions to noncontrolling interests	(83)	—
Contributions from noncontrolling interests	—	32
Net income attributable to redeemable noncontrolling interest	—	—
Ending balance	$—	$83

Corebridge | 2023 Form 10-K 259

ITEM 8 | Notes to Consolidated Financial Statements 20. Earnings Per Common Share

20. Earnings Per Common Share
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
The following table presents the computation of basic and diluted EPS for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(in millions, except per common share data)	2023	2022	2021
Numerator for EPS:
Net income (loss)	$1,036	$8,479	N/A
Less: Net income (loss) attributable to noncontrolling interests	(68)	320	N/A
Net income (loss) attributable to Corebridge common shareholders	$1,104	$8,159	N/A
Net income attributable to Class A shareholders	N/A	N/A	$7,658
Net income attributable to Class B shareholders	N/A	N/A	$584

Denominator for EPS(a):
Weighted average common shares outstanding - basic	643.3	646.1	N/A
Dilutive common shares(b)	1.9	1.3	N/A
Weighted average common shares outstanding - diluted	645.2	647.4	N/A
Common stock Class A - basic and diluted	N/A	N/A	581.1
Common stock Class B - basic and diluted	N/A	N/A	63.9

Income per common share attributable to Corebridge common shareholders(a)
Basic:
Common stock - Basic	$1.72	$12.63	N/A
Common stock Class A	N/A	N/A	$13.18
Common stock Class B	N/A	N/A	$9.14
Diluted:
Common stock - Diluted	$1.71	$12.60	N/A
Common stock Class A	N/A	N/A	$13.18
Common stock Class B	N/A	N/A	$9.14
(a)     The results of the September 6, 2022 stock split have been applied retroactively for all periods prior to September 6, 2022.
(b)     Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately and 0.9 million and 41 thousand for the years ended December 31, 2023 and 2022, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive. There were no anti-dilutive instruments for the year ended December 31, 2021.

Corebridge | 2023 Form 10-K 260

ITEM 8 | Notes to Consolidated Financial Statements | 21. Statutory Financial Data and Restrictions

21. Statutory Financial Data and Restrictions
The following table presents statutory net income (loss) and capital and surplus for our insurance operations companies in accordance with statutory accounting practices:

(in millions)	2023	2022	2021
Years Ended December 31,
Statutory net income (loss)*:
Insurance Operations companies:
Domestic	$3,354	$3,091	$2,588
Foreign	(51)	4	(4)
Total Insurance Operations companies	$3,303	$3,095	$2,584
December 31,
Statutory capital and surplus*:
Insurance Operations companies:
Domestic	$14,752	$12,229
Foreign	467	476
Total Insurance Operations companies	$15,219	$12,705
Aggregate minimum required statutory capital and surplus:
Insurance Operations companies:
Domestic	$4,025	$4,057
Foreign	223	189
Total Insurance Operations companies	$4,248	$4,246
*     These amounts reflect our best estimate of the statutory net income, capital and surplus as of the dates these financial statements were issued.
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
For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the Risk-Based Capital (“RBC”) level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the United States and can vary significantly by jurisdiction. At both December 31, 2023 and 2022, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.
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
Regulation XXX requires U.S. life insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and ULSGs. In addition, Guideline AXXX clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs.
Domestic life insurance subsidiaries manage the capital impact of statutory reserve requirements under Regulation XXX and Guideline AXXX through unaffiliated and affiliated reinsurance transactions. The domestic affiliated life insurer providing reinsurance capacity for such transactions is a fully licensed insurance company and is not formed under captive insurance laws.
We have an intercompany reinsurance arrangement with CRBG Bermuda whereby certain Regulation XXX and Guideline AXXX reserves related to a closed block of in-force business are ceded to CRBG Bermuda. CRBG Bermuda had a $250 million letter of credit guaranteed by AIG that is used to support the credit for reinsurance provided by CRBG Bermuda. Effective May 9, 2022, the letter of credit was reduced from $250 million to $175 million, and effective May 12, 2022, Corebridge Parent has replaced AIG as the guarantor. Effective May 25, 2023, the letter of credit was reduced from $175 million to $125 million.
STATUTORY PERMITTED ACCOUNTING PRACTICE
At December 31, 2023 and 2022, AGL used the following permitted practice that resulted in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk based capital that would have been reported had National

Corebridge | 2023 Form 10-K 261

ITEM 8 | Notes to Consolidated Financial Statements | 21. Statutory Financial Data and Restrictions
Association of Insurance Commissioners (“NAIC”) statutory accounting practices or the prescribed regulatory accounting practices of their respective state regulator been followed in all respects:
•Effective December 31, 2020 and periods through September 30, 2023, AGL, a life insurance subsidiary domiciled in Texas, renewed a permitted statutory accounting practice to recognize an admitted asset related to the notional value of coverage defined in an excess of loss (“XOL”) reinsurance agreement with a 20-year term that provides coverage to AGL for aggregate claims incurred during the agreement term associated with guaranteed living benefits on certain fixed index annuities generally issued prior to April 2019 (“Block 1”) exceeding an attachment point as defined in the agreement. This permitted practice was previously expanded on October 1, 2020 to similarly recognize an additional admitted asset related to the net notional value of coverage as defined in a separate XOL reinsurance agreement with a 25-year term that provides coverage to the subsidiary for aggregate XOL claims associated with guaranteed living benefits on a block of fixed index annuities generally issued in April 2019 or later, including certain new business issued after the effective date (“Block 2”).
•Effective September 30, 2023, the permitted practice for Block 1 and Block 2 was extended through September 30, 2026 and the. maximum notional value of Block 2 was increased for certain new business.Effective October 1, 2022 and periods through September 30, 2023, this permitted practice was expanded to similarly recognize an additional admitted asset related to the net notional value of coverage as defined in a separate XOL agreement with a 25-year term that provides coverage to the subsidiary for aggregate XOL claims associated with the base contract along with the guaranteed living benefits rider on a block of fixed annuities inforce on the treaty effective date, including certain new business issued after the effective date (“Block 3”). Effective September 30, 2023, the permitted practice for Block 3 was extended through September 30, 2026 and the maximum notional value was increased for certain new business.
The permitted practice resulted in an increase in the statutory surplus of AGL of approximately $1.7 billion and $1.0 billion at December 31, 2023 and 2022, respectively.
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
For example, under the insurance law of the State of Texas, where two of our four domestic insurance subsidiaries are incorporated, our Texas-domiciled insurance companies (AGL and VALIC) are each permitted, without prior insurance regulatory approval, to pay a dividend to its shareholder as long as the amount of the dividend when aggregated with all other dividends made in the preceding 12 months does not exceed the greater of: (i) 10% of its policyholder surplus as of the end of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized gains), not including pro rata distributions of such insurance company’s own securities. AGL and VALIC, as the case may be, will be permitted to pay a dividend to its shareholder in excess of the greater of such two amounts (i.e., an extraordinary dividend) only if it files notice of the declaration of such an extraordinary dividend and the amount thereof with the Texas Commissioner of Insurance and the Texas Commissioner either approves the distribution of the extraordinary dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (generally defined as “unassigned funds (surplus)”) calculated as of the most recent financial information available requires insurance regulatory approval. Under the Texas insurance law, the Texas Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholder(s). Substantially similar provisions exist under Missouri law governing payment of dividends by our Missouri-domiciled insurance holding company (AGC Life), and more restrictive provisions exist under New York insurance laws governing payment of dividends by our New York-domiciled insurance company (USL). As our operating insurance subsidiaries (AGL, VALIC and USL) are wholly-owned by AGC Life, all dividends from these subsidiaries must be distributed through AGC Life to us and are, thus, subject to notice and/or prior approval or non-disapproval of the Missouri Department of Insurance.
The maximum amount, before considering the dividend tests discussed below, that would qualify as an ordinary dividend, which would consequently be free from restriction and available for payment of dividends to AGC Life (as immediate parent company), by AGL, VALIC and USL in 2024, based upon financial information as of December 31, 2023, is estimated to be $1.5 billion. Specific to AGC Life, the maximum amount that would qualify as an ordinary dividend, which would consequently be free from restriction and available for payment of dividends to Corebridge in 2024, based upon financial information as of December 31, 2023 is estimated to be $4.2 billion, subject to availability of earned surplus as required under Missouri insurance law. The estimated ordinary dividend capacities of our insurance companies in Texas and Missouri are further limited by the fact that dividend tests under Texas and Missouri insurance laws are based on dividends previously paid over rolling twelve-month periods. Consequently, depending on the actual payment dates during 2024, some or all of the dividends estimated to be ordinary in 2024 may require regulatory approval or non-disapproval.

Corebridge | 2023 Form 10-K 262

ITEM 8 | Notes to Consolidated Financial Statements | 21. Statutory Financial Data and Restrictions
Similar to our domestic insurance companies, our international insurance subsidiaries’ ability to pay dividends to us is also subject to regulatory requirements imposed by the jurisdictions in which they are domiciled. These requirements include, for example, prior notification of intent to pay a dividend, satisfying certain earnings, reserve or solvency thresholds in order to pay a dividend, and obtaining regulatory approval for payment of any dividend in excess of stated limits.
To our knowledge, no Corebridge insurance company is currently on any regulatory or similar “watch list” with regard to solvency.
COREBRIDGE DIVIDEND RESTRICTIONS
At December 31, 2023, Corebridge’s ability to pay dividends is not subject to any significant contractual restrictions but remains subject to customary regulatory restrictions.

22. Share-Based Compensation Plans
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
Prior to 2021, long term incentive (“LTI”) awards accrued dividend equivalent units (“DEUs”) in the form of additional PSUs and/or RSUs whenever a cash dividend is declared on shares of AIG Common Stock; the DEUs were subject to the same vesting terms and conditions as the underlying unit. Beginning in 2021, PSUs and RSUs granted via the annual 2021 LTI award (as of the date of grant), and those existing from the 2020 LTI awards (as of the third quarter) accrue dividend equivalent rights (“DERs”) as AIG’s dividends are declared. These DERs will be settled in cash only if the underlying units’ vesting conditions are met; previously accrued DEUs were not impacted by this change.
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
Corebridge Equity Awards
The Company’s employees participated in several stock compensation programs under the Corebridge Financial, Inc. Long-term Incentive Plan (each as applicable, the “LTIP”), which are governed by the Corebridge Financial, Inc. 2022 Omnibus Incentive Plan, as amended and restated on February 16, 2023, (the “2022 Plan”, together with the LTIP, the “Corebridge Plans”). Equity awards may be granted under the Corebridge Plans to current employees or directors of the Company or, solely with respect to their final year of service, former employees.
Equity awards under the Corebridge Plans are linked to Corebridge Parent’s common stock (“CRBG Stock”). A total of 40,000,000 shares of CRBG Stock are authorized for delivery pursuant to awards granted or assumed under the Plans. Delivered shares may be newly-issued shares or shares held in treasury.
Corebridge’s 2023 LTIP provides for an annual award to certain employees, including our senior executive officers and other highly compensated employees, that may comprise a combination of one or more of the following units: RSUs or stock options. RSUs and stock options are earned based solely on continued service by the participant and vesting occurs in three equal installments on the first, second and third anniversaries of the grant date. Recipients must be employed at each vesting date to be entitled to share delivery, except upon the occurrence of an accelerated vesting event, such as an involuntary termination without cause, disability, retirement eligibility or death during the vesting period. However, for involuntarily terminated employees hired after April 1, 2022, unvested RSUs and stock options are forfeited on the termination date. Dividends on RSUs accrue in cash and vest over the three year service period.

Corebridge | 2023 Form 10-K 263

ITEM 8 | Notes to Consolidated Financial Statements | 22. Share-Based Compensation Plans
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
The following table presents our total direct share-based compensation expense which is settled as part of our quarterly intercompany process. This table reflects both AIG equity awards and Corebridge RSUs:

Years Ended December 31,
(in millions)	2023	2022	2021
Share-based compensation expense - pre-tax(a)	$60	$75	$88
Share-based compensation expense - after tax(b)	$48	$59	$70
(a)    As a result of accelerated vesting events, such as retirement eligibility in the year of grant and involuntary terminations, we recognized $24 million, $25 million and $17 million in 2023, 2022, and 2021, respectively, prior to the end of the specified vesting periods. It is our policy to reverse compensation expense for forfeited awards when they occur.
(b)     The income tax expense (benefit), excluding foreign jurisdictions, was computed using the U.S. statutory tax rate of 21%.
The following table summarizes outstanding share-settled LTI awards:

As of or for the Year Ended December 31,	2023		2022
	Number of Units	Weighted Average Grant Date Fair Value*	Number of Units	Weighted Average Grant Date Fair Value
Unvested, beginning of year	6,537,155	$21.00	—	$—
Granted	2,907,967	19.81	10,328,220	21.00
Vested	(4,725,911)	18.70	(3,674,973)	21.00
Forfeited	(565,681)	19.07	(116,092)	21.00
Unvested, end of year	4,153,530	$19.64	6,537,155	$21.00
*    The fair value of RSUs granted was based on the average closing price of Corebridge common stock over the five trading days preceding the grant date.
At December 31, 2023, the total unrecognized compensation cost for outstanding RSUs was $35 million, the weighted-average period of years over which that cost is expected to be recognized is 1 year.
Stock Options
Stock options were granted to certain Corebridge employees beginning with the 2023 LTIP. Option awards are generally granted with an exercise price equal to the market price of the company’s stock on the grant date and are exercisable up to 10 years from the date of grant, or 3 years from the date of an involuntary termination or the option's expiration date, if earlier. The fair value of the time-vesting options was estimated on the grant date using the Black-Scholes model using the assumptions noted in the following table.
The following weighted-average assumptions were used for stock options granted:

2023
Expected annual dividend yield (a)	4.63%
Expected volatility (b)	43.26%
Risk-free interest rate (c)	4.03%
Expected term (d)	6.00 years
(a)    The dividend yield is the last CRBG dividend from Bloomberg times 4 divided by the stock price.
(b)    The expected volatility is based on the implied volatility of 24 months stock option estimated by the Bloomberg Professional service as of the valuation date.
(c)    The risk-free interest rate is the continuously compounded interest rate for the term between the valuation date and the expiration date that is assumed to be constant and equal to the interpolated value between the closest data points on the U.S. Treasury curve as of the valuation date.
(d)    The contractual term is 10 years from the date of grant.

Corebridge | 2023 Form 10-K 264

ITEM 8 | Notes to Consolidated Financial Statements | 22. Share-Based Compensation Plans
The following table provides a rollforward of stock option activity:

As of or for the Year Ended December 31,	2023
	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Values (in millions)
Outstanding, beginning of year	—	$—	0.00	—
Granted	826,025	19.95
Exercised	—	—
Forfeited	(105,348)	20.30
Outstanding, end of year	720,677	$20.12	9.12	1.27
Exercisable, end of year	393,961	$20.30	9.08	$0.54
The weighted average grant date fair value of stock options granted during 2023 was $5.93. As of December 31, 2023, we recognized $3 million of expense, while $1 million was unrecognized and is expected to be amortized up to 2.25 years. No options were exercised during 2023.
Non-Employee Plan
Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested deferred stock units (“DSUs”) with delivery deferred until retirement from the Board. DSUs accrue dividend equivalents from the award grant date until the shares are delivered, and are paid in cash upon issuance. In 2023 we granted to non-employee directors 71,356 DSUs, and recognized expense of $1 million.

23. Employee Benefits
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
Following the IPO, we have ceased to be a participating affiliate in, and do not have any liability with respect to, the Pension Plans. Prior to the IPO, we accounted for the Pension Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Pension Plans. We recognized a liability only for any required contributions to the Pension Plans that were accrued and unpaid at the balance sheet date. The Company’s allocated share of AIG’s net pension credits recorded in the Consolidated Statements of Income (Loss) was $0.3 million, $27 million and $52 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In addition, certain employees in Ireland participate in a defined benefit pension plan sponsored by the Company (the “Irish Plan”), registered with the Irish Pensions Board under the Pensions Act of 1990 in Ireland. The Irish Plan does not include participants from other affiliates of AIG and was closed to new participants after December 2005, and to future service accrual for active members after July 2017. Members with benefits under the Irish Plan are not required to contribute to it. Effective with the sale of Laya on October 31, 2023, Corebridge no longer has any obligations or liability with respect to the Irish Plan. The projected benefit obligation and the fair value of plan assets recorded in the Consolidated Balance Sheets was $15 million and $22 million, respectively, as of December 31, 2022.
POSTRETIREMENT PLANS
Prior to August 22, 2022, AIG provided postemployment medical and life benefits for certain retired employees (the “Benefits”). Since August 22, 2022, the Benefits are provided by Corebridge Parent with certain limited exceptions. The Company’s postretirement benefit expense recorded in the Consolidated Statements of Income (Loss) was $1 million, $1 million and $3 million for the years ended December 31, 2023, 2022 and 2021 respectively. The related projected benefit obligation recorded in the Consolidated Balance Sheets was $33 million and $37 million as of December 31, 2023 and 2022, respectively.

Corebridge | 2023 Form 10-K 265

ITEM 8 | Notes to Consolidated Financial Statements | 23. Employee Benefits
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
DEFINED CONTRIBUTION PLANS
Prior to August 22, 2022, employees participated in AIG’s qualified defined contribution plan that provided for contributions by employees, as well as an employer contribution. On August 22, 2022, participants’ accounts in the AIG plan were transferred to the Corebridge Financial Inc. Retirement Savings 401(k) Plan. The Company’s contributions relating to these plans were $68 million, $76 million and $74 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In addition, the Company sponsors defined contribution plans for certain non-U.S. employees which also provide for contributions by employees, as well as an employer contribution. The Company’s contributions relating to these plans were $7 million, $8 million and $8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

24. Income Taxes
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
BASIS OF PRESENTATION
Prior to the IPO, Corebridge Parent and certain U.S. subsidiaries were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. Following the IPO, AIG owned less than 80% interest in Corebridge, resulting in tax deconsolidation of Corebridge from the AIG Consolidated Tax Group. In addition, under the tax law, AGC and its directly owned life insurance subsidiaries (the “AGC Group”) will not be permitted to join in the filing of a U.S. consolidated federal income tax return with our other subsidiaries (collectively, the “Non-Life Group”) for the five-year waiting period. Instead, the AGC Group is expected to file separately as members of the AGC Group consolidated U.S. federal income tax return during the five-year waiting period. Following the five-year waiting period, the AGC Group is expected to join the U.S. consolidated federal income tax return with the Non-Life Group in 2028. The balance sheet classification of U.S. federal current and deferred tax assets/liabilities is based on the respective separate U.S. Federal tax filing groups.
Under the U.S. tax rules, tax attribute carryforwards at the time of tax deconsolidation remain with the relevant Corebridge entities and will be available for utilization by the respective Corebridge U.S. federal tax filing groups following tax deconsolidation from AIG. Our tax attribute carryforwards will continue to be adjusted based on changes to prior year tax returns in which Corebridge entities were included as part of the AIG consolidated federal income tax return,
Our provision for state income taxes includes jurisdictions in which we continue to file combined tax returns with AIG and certain other states in which we file separate tax returns. State and local net operating loss carryforwards represent separate company tax attribute carryforwards not utilized on a combined basis, as applicable.
As discussed in Note 1, SAFG Capital and certain of its subsidiaries were not transferred to Corebridge parent as part of the internal reorganization executed during the fourth quarter of 2021 and have therefore been adjusted through Shareholders’ equity in the Company’s Consolidated Financial Statements. This adjustment includes historical reserves for uncertain tax positions and deferred tax assets related to the tax attribute carryforwards of SAFG Capital and certain of its affiliates which were part of the prior period balance sheet.
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

Corebridge | 2023 Form 10-K 266

ITEM 8 | Notes to Consolidated Financial Statements | 24. Income Taxes

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
EFFECTIVE TAX RATE
The following table presents income (loss) before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2023	2022	2021
U.S.	$972	$10,449	$10,600
Foreign	(32)	42	654
Total	$940	$10,491	$11,254
The following table presents the income tax expense (benefit) attributable to pre-tax income (loss):

Years Ended December 31,
(in millions)	2023	2022	2021
U.S. and Foreign components of actual income tax expense:
U.S.:
Current	$311	$868	$1,943
Deferred	(400)	1,150	146
Foreign:
Current	(5)	10	3
Deferred	(2)	(16)	(10)
Total	$(96)	$2,012	$2,082
Our actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

Years Ended December 31,	2023			2022			2021
(dollars in millions)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)
U.S. federal income tax at statutory rate	$940	$197	21%	$10,491	$2,203	21%	$11,254	$2,363	21%
Adjustments:
Uncertain tax positions	—	—	—	—	2	—	—	(69)	(0.6)
Dispositions of subsidiaries	—	(99)	(10.5)	—	—	—	—	—	—
Reclassifications from accumulated other comprehensive income	—	(52)	(5.5)	—	(84)	(0.7)	—	(108)	(1.0)
Noncontrolling interest	—	14	1.5	—	(67)	(0.6)	—	(197)	(1.7)
Dividends received deduction	—	(59)	(6.3)	—	(36)	(0.3)	—	(37)	(0.3)
Tax deconsolidation and separation costs	—	—	—		(104)	(1.0)	—	—	—
State and local income taxes	—	12	1.3	—	24	0.2	—	105	0.9
Other	—	(3)	(0.4)	—	(29)	(0.3)	—	(2)	—
Adjustments to deferred tax assets	—	(40)	(4.3)	—	—	—	—	—	—
Adjustments to prior year tax returns	—	(67)	(7.1)	—	(48)	(0.5)	—	(3)	—
Share based compensation payments excess tax deduction	—	(10)	(1.1)	—	(6)	(0.1)	—	4	—
Valuation allowance	—	11	1.2	—	157	1.5	—	26	0.2
Consolidated total amounts	$940	$(96)	(10.2)%	$10,491	$2,012	19.2%	$11,254	$2,082	18.5%

Corebridge | 2023 Form 10-K 267

ITEM 8 | Notes to Consolidated Financial Statements | 24. Income Taxes

For the year ended December 31, 2023, there was a tax benefit on income from operations, resulting in an effective tax rate on income from operations of (10.2)%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits of $95 million of associated with the establishment of outside basis as a result of the held-for-sale designation of Laya and AIG Life, $67 million associated with tax adjustments related to prior year returns, $59 million dividends received deduction, $52 million reclassifications from accumulated other comprehensive income to income from operations related to the disposal of available-for-sale securities, and $40 million adjustments to deferred tax assets. These tax benefits were partially offset by tax charges of $14 million as a result of noncontrolling interest, $12 million related to state and local income taxes, and $11 million additional valuation allowance establishment.
For the year ended December 31, 2022, there was a tax expense on income from operations, resulting in an effective tax rate on income from operations of 19.2%. The effective tax rate on income from operations differs from the statutory tax rate of 21.0% primarily due to tax benefits of $104 million of associated with the tax deconsolidation from AIG, $84 million reclassifications from accumulated other comprehensive income to income from operations related to the disposal of available-for-sale securities, $67 million associated with noncontrolling interest, and $36 million dividends received deduction. These tax benefits were partially offset by a tax charge of $157 million additional valuation allowance establishment primarily as a result of the tax deconsolidation.
For the year ended December 31, 2021, there was a tax expense on income from operations, resulting in an effective tax rate on income from operations of 18.5%. The effective tax rate on loss from operations differs from the statutory tax rate of 21.0% primarily due to tax benefits of $108 million of reclassifications from accumulated other comprehensive income to income from operations related to the disposal of available-for-sale securities, $197 million associated with noncontrolling interest, $37 million dividends received deduction, and $69 million primarily associated with the release of reserves for uncertain tax positions, penalties and interest related to the recent completion of audit activity by the IRS. These tax benefits were partially offset by a tax charge of $105 million related to state and local income taxes and $18 million associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards.
As a result of the held-for-sale designation of AIG Life and sale of Laya, as of December 31, 2023, we do not consider our foreign earnings with respect to our operations in Europe to be indefinitely reinvested. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.
The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2023	2022
Deferred tax assets:
Losses and tax credit carryforwards	$453	$572
Basis differences on investments	3,446	2,989
Life policy reserves	1,532	1,561
Accruals not currently deductible, and other	—	61
Investments in foreign subsidiaries	49	—
Fixed assets and intangible assets	1,328	885
Other	406	439
Employee benefits	72	81
Unrealized losses related to available-for-sale debt securities	3,751	4,928
Unearned premium reserve reduction	—	144
Market risk benefits	1,004	828
Total deferred tax assets	12,041	12,488
Deferred tax liabilities:
Fortitude Re funds withheld embedded derivative	(712)	(863)
Accruals not currently deductible, and other	(184)	—
Deferred policy acquisition costs	(1,546)	(1,504)
Total deferred tax liabilities	(2,442)	(2,367)
Net deferred tax assets before valuation allowance	9,599	10,121
Valuation allowance	(1,372)	(1,752)
Net deferred tax assets (liabilities)	$8,227	$8,369
As of December 31, 2023, on a U.S. GAAP basis, we have U.S. federal net operating loss carryforwards of $133 million and CAMT credit carryforwards of $215 million. Net operating loss carryforwards of the Non-Life Group of $101 million have carryforward periods expiring after 2028. Our remaining tax attribute carryforwards have unlimited carryforward periods. A valuation allowance has been recorded on net operating loss carryforwards of the Non-Life Group, as discussed below.

Corebridge | 2023 Form 10-K 268

ITEM 8 | Notes to Consolidated Financial Statements | 24. Income Taxes

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
The completion of the IPO resulted in the tax deconsolidation from the AIG Consolidated Tax Group. As discussed above, under applicable tax law, the AGC Group will not be permitted to join in the filing of a U.S. consolidated federal income tax return with the Non-Life Group for the five-year waiting period. Instead, the AGC Group is expected to file separately as members of the AGC consolidated U.S. federal income tax return during this period. Following the five-year waiting period, the AGC Group is expected to join the U.S. consolidated federal income tax return with the Non-Life Group in 2028. Each separate U.S. federal tax filing group or separate U.S. tax filer is required to consider this five-year waiting period when assessing realization of their respective deferred tax assets including net operating loss and tax credit carryforwards. During 2023 we recorded an increase in valuation allowance related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized. As of December 31, 2023, the balance sheet reflects a valuation allowance of $162 million related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized.
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
For the year ended December 31, 2023, recent changes in market conditions, including rising interest rates, impacted the unrealized tax capital gains and losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of December 31, 2023, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized capital losses that are not more likely than not to be realized. For the year ended December 31, 2023, we recorded a decrease in valuation allowance of $397 million associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio. As of December 31, 2023, the balance sheet reflects a valuation allowance of $1 billion associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio. All of the valuation allowance established was allocated to OCI.
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

Corebridge | 2023 Form 10-K 269

ITEM 8 | Notes to Consolidated Financial Statements | 24. Income Taxes

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31,
(in millions)	2023	2022	2021
Gross unrecognized tax benefits, beginning of year	$20	$18	$917
Increases in tax positions for prior years	—	3	—
Decreases in tax positions for prior years	—	(1)	(899)
Increases in tax positions for current year	—	—	—
Settlements	—	—	—
Gross unrecognized tax benefits, end of year	$20	$20	$18
At December 31, 2023, 2022 and 2021, Corebridge subsidiaries had unrecognized tax benefits, excluding interest and penalties, which were $20 million, $20 million and $18 million, respectively, all of which would favorably affect the effective tax rate if recognized. The activity for the year ended December 31, 2021 is primarily attributable to the recent completion of audit activity by the IRS and includes decreases of $846 million related to amounts for SAFG Capital and certain of its affiliates that were adjusted through Shareholders’ equity in the Company’s Consolidated Financial Statements.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2023, 2022 and 2021, we had no accrued liabilities for the payment of interest and penalties. There was no interest activity related to unrecognized tax benefits for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, we decreased the accrual by $26 million related to amounts for SAFG Capital and certain of its affiliates that were adjusted through Shareholders’ equity in the Company’s Consolidated Financial Statements.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.
Listed below are the tax years that remain subject to examination by major tax jurisdictions:

December 31, 2023	Open Tax Years
Major Tax Jurisdiction
United States	2007-2022
United Kingdom	2022

25. Related Parties
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
The table below summarizes the material revenues and expenses of Corebridge, in connection with agreements with affiliated companies described below for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(in millions)	2023	2022	2021
Revenues:
Other income	$34	$95	$85
Net investment income - excluding Fortitude Re funds withheld assets	(8)	(1)	(14)
Total revenues	$26	$94	$71
Expenses:
General operating and other expenses	$161	$131	$349
Interest expense	9	79	82
Loss on extinguishment of debt	—	—	145
Total expenses	$170	$210	$576

Corebridge | 2023 Form 10-K 270

ITEM 8 | Notes to Consolidated Financial Statements | 25. Related Parties
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
European Insurance Entities
In 2021, AIG transferred AIG Life and Laya to us.
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
Separately, certain of our subsidiaries provide portfolio administration and investment planning, performance evaluation and oversight services to AIG PC International, LLC (“AIGPCI”), on a non-discretionary basis, with respect to the investment portfolios of various of AIGPCI’s non-U.S. subsidiaries. In some cases, these services are directly provided to AIGPCI’s non-US subsidiaries. We offer our Funds to AIGPCI’s non-U.S. subsidiaries. Our subsidiaries earn investment management and advisory fees under the IMAs and other service agreements, as well as management fees and carried interest distributions or similar performance-based compensation under the Funds’ operating agreements, the majority of which are based on, or calibrated to approximate, the costs of providing the services. With respect to a minority of the AIG client portfolios, which relate to assets backing risks that have been transferred to third parties, our subsidiaries earn market-based fees. Management and advisory fee income for these Investment Services and related services reflected in Other income on the Consolidated Statements of Income (Loss) were $34 million, $95 million and $85 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Corebridge | 2023 Form 10-K 271

ITEM 8 | Notes to Consolidated Financial Statements | 25. Related Parties
Capital Markets Agreements
We received a suite of capital markets services from AIG, including securities lending, collateral management, repurchase transactions, derivatives execution and support, and operational support services, for which we pay a fee. AIG Markets, Inc. (“AIGM”) provided these services through various services agreements. In addition, in the ordinary course of business, we enter into over-the-counter derivative transactions with AIGM under standard ISDA Master Agreements. The total expenses incurred for services provided by AIGM reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Consolidated Statements of Income (Loss) were $0 million, $15 million and $17 million for the years ended December 31, 2023, 2022 and 2021, respectively. The derivative assets, net of gross assets and gross liabilities after collateral were $13 million and $12 million as of December 31, 2023 and December 31, 2022, respectively. The derivative liabilities, net of gross assets and gross liabilities after collateral were $0 million and $0 million as of December 31, 2023 and December 31, 2022, respectively. The collateral posted to AIGM was $0 million and $1.5 billion as of December 31, 2023 and December 31, 2022, respectively. The collateral held by us was $377 million and $380 million as of December 31, 2023 and December 31, 2022, respectively.
The suite of capital markets services previously provided by AIGM are now provided by our consolidated subsidiary Corebridge Markets, LLC (“CRBGM”). The majority of transactions previously outstanding with AIGM have been legally transferred to CRBGM as of December 31, 2023.
In addition, we previously had certain unsecured derivative transactions with AIG. On May 4, 2023, these previously unsecured derivative transactions became fully collateralized. The derivative assets, net of gross assets and gross liabilities after collateral were $0 million and $253 million as of December 31, 2023 and December 31, 2022, respectively. There were no derivative net liabilities as of December 31, 2023 and December 31, 2022, respectively.
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
Amounts due to AIG under these agreements were $39 million and $311 million as of December 31, 2023 and December 31, 2022, respectively. Amounts due from AIG were $38 million and $54 million as of December 31, 2023 and December 31, 2022, respectively. The total service expenses incurred specific to these agreements reflected in General operating and other expenses on the Consolidated Statements of Income (Loss) were $161 million, $114 million and $229 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Reinsurance Transactions
From time to time, AIG Life has entered into various coinsurance agreements with American International Reinsurance Company, Ltd., a consolidated subsidiary of AIG (“AIRCO”) as follows:
•In 2018, AIG Life ceded risks to AIRCO relating to the payment of obligations of life-contingent annuity claims in the annuitization phase of the contracts on or after June 30, 2018.
• In 2019 and 2020, AIG Life ceded risks to AIRCO relating to certain whole life policies issued prior to and subsequent to July 1, 2019, respectively.
Reinsurance assets related to these agreements were $67 million and $70 million as of December 31, 2023 and December 31, 2022, respectively. Amounts payable to AIRCO were $13 million and $32 million as of December 31, 2023 and December 31, 2022, respectively. Ceded premiums related to these agreements were $37 million, $41 million and $42 million for the years ended December 31, 2023, 2022 and 2021, respectively. Reinsurance assets and amounts payable related to these agreements have been reclassified to Assets held-for-sale and Liabilities held-for-sale, respectively.
For further details of reinsurance transactions, see Note 8.
Guarantees
Prior to the IPO, AIG provided certain guarantees to us as described below. Pursuant to the Separation Agreement, we will indemnify, defend and hold harmless AIG against or from any liability arising from or related to these guarantees.

Corebridge | 2023 Form 10-K 272

ITEM 8 | Notes to Consolidated Financial Statements | 25. Related Parties
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which AHAC or NUFIC has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the years ended December 31, 2023 and 2022.
AGC was a party to a CMA with AIG. Among other things, the CMA provided that AIG would maintain the total adjusted capital of AGC at or above a specified minimum percentage of AGC’s projected Company Action Level Risk Based Capital. AIG did not make any capital contributions to AGC under the CMA during the year ended December 31, 2023. As of December 31, 2023 and 2022, the specified minimum capital percentage in the CMA was 250%. Effective December 31, 2023, the CMA was terminated.
AIG Parent provided a full and unconditional guarantee of CRBGLH Notes and Junior Subordinated Debentures. This included:
•the CRBGLH External Debt Guarantee; and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, CRBGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes are guaranteed by AIG Parent for the benefit of AGL. We paid no fees for these guarantees during the years ended December 31, 2023 and 2022.
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
For further details regarding guarantees previously provided by AIG, see Note 18.
Funding Arrangements
Prior to September 19, 2022, we participated in funding arrangements whereby each participating subsidiary placed funds on deposit with AIG in exchange for a stated rate of interest. These funding arrangements terminated on September 19, 2022. Our receivables under these arrangements of $0 million and $0.4 billion as of December 31, 2023 and December 31, 2022, respectively, were recorded in Short-term investments on the Consolidated Balance Sheets. Interest earned on these deposits, reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Consolidated Statements of Income (Loss), were $8 million $14 million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Promissory Notes
In November 2021, we issued a promissory note to AIG in the amount of $8.3 billion. Interest expense incurred specific to this note reflected in Interest expense on the Consolidated Statements of Income (Loss) was $46 million for the year ended December 31, 2022. We repaid the principal and accrued interest of this note during the year ended December 31, 2022.
For further details on promissory notes, see Note 17.
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

Corebridge | 2023 Form 10-K 273

ITEM 8 | Notes to Consolidated Financial Statements | 25. Related Parties
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
Prior to the IPO, Corebridge and SAFG Capital LLC were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. Amounts receivable (payable) from or to AIG pursuant to the tax sharing agreements were $(371) million and $524 million as of December 31, 2023 and December 31, 2022, respectively.
The table below summarizes payments to or refunds from AIG in connection with the tax sharing agreements for the years ended December 31, 2023, 2022 and 2021:

Years Ended December 31,
(in millions)	2023	2022	2021
Payment or (refund):
Corebridge	$(494)	$1,018	$1,537
SAFG Capital LLC	—	14	(5)
Total	$(494)	$1,032	$1,532
For further details on tax impact of the IPO, see Note 24.
Employee Compensation and Benefits
Our employees participate in certain of AIG’s employee benefit programs. We had a payable of $32 million and $59 million as of December 31, 2023 and December 31, 2022, respectively, with respect to these programs. On September 14, 2022, we entered into an employee matters agreement with AIG (the “EMA”). The EMA allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters between us and AIG. The EMA generally provides that, unless otherwise specified, each party is responsible for liabilities associated with their current and former employees for purposes of compensation and benefit matters following the IPO.
Repurchase of Corebridge Common Stock
During 2023, we repurchased approximately 17.2 million shares of Corebridge Common Stock from AIG for an aggregate purchase price of approximately $315 million.
Related Party Transactions with Blackstone
Investment Expense
We entered into a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred were $175 million and $147 million for the years ended December 31, 2023 and 2022, respectively.
Repurchase of Corebridge Common Stock
During 2023, we repurchased approximately 1.9 million shares of Corebridge Common Stock from Blackstone for an aggregate purchase price of approximately $35 million.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by an affiliate, and in other instances, affiliates may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by affiliates was $102 million and $308 million as of December 31, 2023 and December 31, 2022, respectively. The interest expense incurred on the debt reflected in Interest expense on the Consolidated Statements of Income (Loss) were $9 million, $33 million and $64 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The noncontrolling interest included in the Consolidated Balance Sheets related to the VIEs held by affiliates was $518 million and $537 million as of December 31, 2023 and December 31, 2022, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by affiliates were $(3) million, $52 million and $499 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Corebridge | 2023 Form 10-K 274

Schedules | Schedule I
Summary of Investments – Other than Investments in Related Parties

			Schedule I
December 31, 2023			Amount at which shown in the Balance Sheet
(in millions)	Cost(a)(b)	Fair Value(b)
Fixed maturities:
U.S. government and government sponsored entities	$1,436	$1,220	$1,220
Obligations of states, municipalities and political subdivisions	6,506	5,871	5,871
Non-U.S. governments	4,708	4,070	4,070
Public utilities	20,112	17,092	17,092
All other corporate debt securities	103,195	91,643	91,643
Mortgage-backed, asset-backed and collateralized	53,567	51,209	51,209
Total fixed maturity securities	189,524	171,105	171,105
Equity securities and mutual funds:
Common stock:
Public utilities	—	—	—
Banks, trust and insurance companies	—	—	—
Industrial, miscellaneous and all other	7	7	7
Total common stock	7	7	7
Preferred stock	47	47	47
Mutual funds	9	9	9
Total equity securities and mutual funds	63	63	63
Mortgage and other loans receivable, net of allowance
Commercial mortgages	34,172	31,414	34,172
Residential mortgages	8,445	7,585	8,445
Life insurance policy loans	1,746	1,748	1,746
Commercial loans, other loans and notes receivable	3,202	3,202	3,202
Total mortgage and other loans receivable	47,565	43,949	47,565
Allowance for credit losses	(698)	—	(698)
Total mortgage and other loans receivable, net of allowance	46,867	43,949	46,867
Other invested assets(c)	10,937	10,257	10,257
Short-term investments, at cost (approximates fair value)	4,336	4,336	4,336
Derivative assets(d) (e)	393	393	393
Total investments	$252,120	$230,103	$233,021
(a)Original cost of fixed maturities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.
(b)The table above includes available-for-sale securities issued by related parties. This includes RMBS securities which had a fair value of $43 million and an amortized cost of $45 million.
(c)Includes $0.6 million of investments in related parties.
(d)Includes $12 million of derivative assets with related parties.
(e)Excludes $141 million of derivative liabilities.

Corebridge | 2023 Form 10-K 275

Schedules | Schedule II

Condensed Financial Information of Registrant
Balance Sheets - Parent Company Only

	Schedule II
December 31,
(in millions, except per common share data)	2023	2022
Assets:
Short-term investments	$1,594	$1,499
Other investments	197	198
Total investments	1,791	1,697
Cash	—	9
Due from affiliates*	114	42
Current tax receivable	26	292
Deferred income taxes	323	108
Investment in consolidated subsidiaries*	19,170	16,543
Other assets	162	83
Total assets	$21,586	$18,774
Liabilities:
Due to affiliate*	$461	$271
Current tax payable	198	—
Deferred tax liabilities	—	10
Short term debt	250	1,500
Long term debt	8,691	7,441
Other liabilities	220	172
Total liabilities	9,820	9,394
Corebridge Shareholders’ equity:
Common stock	6	6
Treasury stock	(503)	—
Additional paid-in capital	8,149	8,030
Retained earnings	17,572	18,207
Accumulated other comprehensive income	(13,458)	(16,863)
Total Corebridge Shareholders’ equity	11,766	9,380
Total liabilities and equity	$21,586	$18,774
*    Eliminated for the consolidated Corebridge financial statements.
See accompanying Notes to Condensed Financial Information of Registrant.

Corebridge | 2023 Form 10-K 276

Schedules | Schedule II

Condensed Financial Information of Registrant (Continued)
Statements of Income (Loss) and Comprehensive Income (Loss) - Parent Company Only

		Schedule II
Years Ended December 31,
(in millions)	2023	2022	2021
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries*	$(743)	$6,897	$4,392
Dividend income from consolidated subsidiaries*	2,017	1,781	1,893
Interest income	67	79	365
Net realized gains (losses)	(3)	4	62
Total revenues	1,338	8,761	6,712
Expenses:
Interest expense	398	266	18
Net (gain) loss on sale of divested businesses	(620)	—	(2,438)
Other expenses	507	507	191
Total expenses	285	773	(2,229)
Income from continuing operations before income tax expense (benefit)	1,053	7,988	8,941
Income tax expense (benefit)	(51)	(171)	698
Net income attributable to Corebridge Parent	1,104	8,159	8,243
Other comprehensive income (loss)	3,405	(25,096)	(4,091)
Total comprehensive income (loss) attributable to Corebridge Parent	$4,509	$(16,937)	$4,152
*    Eliminated for the consolidated Corebridge financial statements.
See accompanying Notes to Condensed Financial Information of Registrant.

Corebridge | 2023 Form 10-K 277

Schedules | Schedule II

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows - Parent Company Only

		Schedule II
Years Ended December 31,
(in millions)	2023	2022	2021
Net cash provided by (used in) operating activities	$1,532	$1,149	$519
Cash flows from investing activities:
Sales or distributions of:
Available-for-sale securities	—	1	132
Other invested assets	—	—	232
Maturities of fixed maturity securities available-for-sale	—	—	86
Principal payments received on mortgage and other loans receivable	—	—	61
Purchase of:
Other invested assets	—	—	(23)
Mortgage and other loans receivable issued	—	—	(26)
Acquisition of businesses, net of cash and restricted cash acquired	—	(107)	—
Sales of divested businesses	752	—	—
Net change in short-term investments	(95)	(1,034)	54
Net change in derivative assets and liabilities	(3)	223	—
Net cash provided by (used in) investing activities	654	(917)	516
Cash flows from financing activities:
Dividends paid on common stock	(1,722)	(876)	—
Issuance of long-term debt	1,240	7,451	—
Issuance of short-term debt	—	1,500	—
Repayments of short-term debt	(1,250)	(8,300)	—
Distributions to AIG	—	—	(1,008)
Distributions to Class B shareholder	—	—	(34)
Repurchase of common stock	(498)	—	—
Other financing	35	—	—
Net cash used in financing activities	(2,195)	(225)	(1,042)
Net increase (decrease) in cash and restricted cash	(9)	7	(7)
Cash and restricted cash at beginning of year	9	2	9
Cash and restricted cash at end of year	$—	$9	$2

Supplementary disclosure of cash flow information:
	Years ended December 31,
(in millions)	2023	2022	2021
Cash	$—	$9	$2
Total cash and restricted cash shown in Statements of Cash Flows –
Corebridge Parent Company Only	$—	$9	$2
Cash (paid) received during the period for:
Taxes:
Income tax	$259	$116	$32
Intercompany non-cash financing and investing activities:
Capital distributions	$—	$—	$12,144
Capital contributions	$—	$—	$403
See accompanying Notes to Condensed Financial Information of Registrant.

Corebridge | 2023 Form 10-K 278

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
The Registrant includes in its Statement of Income dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

2. Debt
Short-term and long-term debt is carried at the principal amount borrowed, including unamortized discounts, and fair value adjustments, when applicable.
The following table lists our total debt outstanding at December 31, 2023 and December 31, 2022. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2023, including fixed and variable rates:

(in millions)	Range of Interest Rate(s)	Maturity Date(s)	December 31, 2023	December 31, 2022
Short-term debt issued or borrowed by Corebridge:
Three-Year DDTL Facility	6.46%	2024	250	1,500
Total short-term debt			$250	$1,500
Long-term debt issued by Corebridge:
Senior unsecured notes(a)	3.50% - 6.05%	2025 - 2052	$7,750	$6,500
Hybrid junior subordinated notes	6.875%	2052	1,000	1,000
Total long-term debt			8,750	7,500
Debt issuance costs			(59)	(59)
Total long-term debt, net of debt issuance costs			$8,691	$7,441
(a) Interest rates reflect contractual amounts and do not reflect the effective borrowing rate after giving effect to the cash flow hedges.
SENIOR UNSECURED NOTES AND DELAYED DRAW TERM LOAN
For further details regarding the Senior unsecured notes and Three-Year DDTL Facility, see Note 17 to the Consolidated Financial Statements.
HYBRID JUNIOR SUBORDINATED NOTES
For further details regarding the Hybrid junior subordinated notes, see Note 17 to the Consolidated Financial Statements.
AFFILIATED NOTE
In November 2021, Corebridge Parent issued an $8.3 billion senior promissory note AIG. We used the net proceeds from the senior unsecured notes, the net proceeds from the hybrid junior subordinated notes and a portion of the borrowing of the Three-Year DDTL Facility, discussed in Note 17 to the Consolidated Financial Statements, to repay the principal balance and accrued interest of this note to AIG. The interest rate per annum was equal to LIBOR plus 100 basis points and accrued semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2022.
INTERCOMPANY LENDING FACILITIES
Corebridge Parent has entered into two revolving loan facilities where our participating subsidiaries can, on a several basis, borrow monies from Corebridge Parent subject to the terms and conditions stated therein. Principal amounts borrowed under each of these facilities could be repaid and re-borrowed, in whole or in part, from time to time, without penalty. As of December 31, 2023, there were no amounts owed under these facilities.
REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into the Revolving Credit Agreement (the “Credit Agreement”).
For further details regarding the Revolving credit agreement, see Note 17 to the Consolidated Financial Statements.

Corebridge | 2023 Form 10-K 279

Schedules | Schedule II

LETTERS OF CREDIT
Effective July 28, 2022, Corebridge Parent replaced AIG as applicant and guarantor on two letters of credit totaling £80 million, for the benefit of AIG Life. Effective January 1, 2023, Corebridge Parent replaced this letter of credit with a single letter of credit of £80 million. The letter of credit supports AIG Life’s capital position and will be counted as Tier 2 capital under EU Solvency II regulations as approved by the Prudential Regulation Authority. Effective February 17, 2023, the letter of credit was reduced from £80 million to £26 million, and further reduced to £20 million on September 22, 2023.
CRBG Bermuda had a $250 million letter of credit guaranteed by AIG that is used to support the credit for reinsurance provided by CRBG Bermuda. Effective May 9, 2022, the letter of credit was reduced from $250 million to $175 million, and effective May 12, 2022, Corebridge Parent has replaced AIG as the guarantor. Effective May 25, 2023, the letter of credit was reduced from $175 million to $125 million.
For further details regarding the letters of credits, see Note 17 to the Consolidated Financial Statements.

3. Guarantees
Corebridge Parent is the guarantor of a promissory note between AGL and SAFG Capital LLC to fund warehousing the origination of group real estate (“GRE”) transactions.
On August 1, 2023, AIG Parent novated to Corebridge Parent the guarantee of promissory notes issued by CRBGLH to AGL.
Corebridge Parent entered into a general guarantee in favor of each holder of any monetary obligation or liability of Corebridge Markets, LLC, which transacts in various capital markets instruments.
Corebridge Parent entered into a Capital and Liquidity Support Agreement with VALIC Trust Company Inc. for regulatory reasons.
For further details regarding guarantees, see Note 18 to the Consolidated Financial Statements.

Corebridge | 2023 Form 10-K 280

Schedules | Schedule III
Supplementary Insurance Information

At December 31, 2023 and 2022				Schedule III
Segment (in millions)	Deferred Policy Acquisition Costs and Value of Business Acquired *	Future Policy Benefits *	Policy and Contract Claims	Unearned Premiums
2023
Individual Retirement	$4,779	$1,470	$34	$—
Group Retirement	1,056	227	1	—
Life Insurance	4,106	13,400	789	6
Institutional Markets	70	20,025	39	—
Corporate and Other	—	21,986	115	5
Total Corebridge	$10,011	$57,108	$978	$11
2022
Individual Retirement	$4,646	$1,359	$41	$—
Group Retirement	1,061	223	1	—
Life Insurance	4,805	13,354	1,229	54
Institutional Markets	51	13,745	40	—
Corporate and Other	—	21,837	122	6
Total Corebridge	$10,563	$50,518	$1,433	$60
*    Excludes balances that have been reclassified to held-for-sale.

For the years ended December 31, 2023, 2022 and 2021
Segment (in millions)	Premiums and Policy Fees	Net Investment Income	Other Income(a)	Benefits(b)	Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired	Other Operating Expenses
2023
Individual Retirement	$921	$4,884	$426	$2,535	$572	$929
Group Retirement	426	1,965	309	1,224	82	716
Life Insurance	3,264	1,251	93	3,171	379	753
Institutional Markets	5,799	1,546	2	6,862	9	109
Corporate and Other	78	1,432	54	(3)	—	702
Total Corebridge	$10,488	$11,078	$884	$13,789	$1,042	$3,209
2022
Individual Retirement	$976	$3,872	$463	$2,222	$523	$936
Group Retirement	435	1,976	312	1,186	80	705
Life Insurance	3,427	1,386	126	3,338	410	740
Institutional Markets	3,085	1,017	3	3,706	7	96
Corporate and Other	82	1,325	121	—	—	680
Total Corebridge	$8,005	$9,576	$1,025	$10,452	$1,020	$3,157
2021
Individual Retirement	$991	$4,356	$592	$2,112	$451	$1,049
Group Retirement	502	2,396	337	1,191	78	722
Life Insurance	3,126	1,614	110	3,211	416	790
Institutional Markets	3,953	1,134	2	4,435	6	103
Corporate and Other	86	2,172	134	—	—	385
Total Corebridge	$8,658	$11,672	$1,175	$10,949	$951	$3,049
(a) Other income represents advisory fee income and other income balances.
(b) Benefits represents policyholder benefits and interest credited to policyholder account balances.

Corebridge | 2023 Form 10-K 281

Schedules | Schedule IV

Reinsurance
At December 31, 2023, 2022 and 2021 and for the years then ended

					Schedule IV
(in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net
2023
Life insurance in force	$1,308,474	$363,471	$173	$945,176	—%
Premiums Earned:
Life Insurance and Annuities	$4,623	1,096	4,111	7,638	53.8%
Accident and Health	83	30	—	53	—
Total	$4,706	$1,126	$4,111	$7,691	53.5%
2022
Life insurance in force	$1,280,831	$346,879	$188	$934,140	—
Premiums Earned:
Life Insurance and Annuities	$4,651	934	1,318	5,035	26.2%
Accident and Health	88	32	—	56	—
Total	$4,739	966	1,318	5,091	25.9%
2021
Life insurance in force	$1,280,090	$363,008	$192	$917,274	—
Premiums Earned:
Life Insurance and Annuities	$4,503	1,179	2,265	5,589	40.5%
Accident and Health	100	36	—	64	—
Total	$4,603	$1,215	$2,265	$5,653	40.1%

Corebridge | 2023 Form 10-K 282

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Corebridge is responsible for establishing and maintaining adequate internal control over financial reporting. Corebridge’s internal control over financial reporting is a process, under the supervision of Corebridge’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Corebridge’s financial statements for external purposes in accordance with U.S. GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Corebridge management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Corebridge management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the first quarter of 2023, Corebridge adopted LDTI, which resulted in a change to our recognition and measurement of long-duration contracts. In connection with the adoption of this standard, Corebridge changed processes, systems and controls related to certain of our long-duration contracts. Many of these controls are similar to those previously maintained under the historical GAAP framework but have been updated to reflect changes necessitated by the adoption of LDTI. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B | Other Information
None.
ITEM 9C | Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Corebridge | 2023 Form 10-K 283

ITEM 10 | Directors, Executive Officers and Corporate Governance
Part III

ITEM 10 | Directors, Executive Officers and Corporate Governance
For information about our executive officers, see “Business — Information about our Executive Officers.”
Other information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K but not included herein is incorporated by reference from the definitive proxy statement for Corebridge’s 2024 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.
ITEM 11 | Executive Compensation
See Item 10 herein.
ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See Item 10 herein.
ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
See Item 10 herein.
ITEM 14. | Principal Accounting Fees and Services
See Item 10 herein.

Corebridge | 2023 Form 10-K 284

ITEM 15 | Exhibits, Financial Statement Schedules

Part IV

ITEM 15. | Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

			Page
1.	ITEM 8.	Financial Statements and Supplementary Data	157
2.		Financial Statement Schedules:	285
	SCHEDULE I	Summary of Investments – Other than Investments in Related Parties at December 31, 2023	275
	SCHEDULE II	Condensed Financial Information of Registrant at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021	276
	SCHEDULE III	Supplementary Insurance Information at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021	281
	SCHEDULE IV	Reinsurance at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021	282
3.	EXHIBITS	Exhibit Index	286
ITEM 16. | Form 10-K Summary
None.

Corebridge | 2023 Form 10-K 285

Exhibit Index
Exhibit Index

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Corebridge Financial, Inc., incorporated by reference to Exhibit 4.1 to Corebridge Financial, Inc.’s Registration Statement on Form S-8, filed on September 15, 2022 (File No. 333-267427).

3.2
Second Amended and Restated By-laws of Corebridge Financial, Inc., incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Registration Statement on Form S-8, filed on September 15, 2022 (File No. 333-267427).

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
4.8
Seventh Supplemental Indenture, dated September 15, 2023, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2033 Notes, incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Current Report on Form 8-K, filed on September 15, 2023.

4.9
Eighth Supplemental Indenture, dated December 8, 2023, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2034 Notes, incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Current Report on Form 8-K, filed on December 8, 2023.

4.10
Subordinated Indenture, dated August 23, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.8 to Corebridge Financial Inc.’s Registration Statement on Form S-1, as amended, filed on September 12, 2022 (File No. 333-263898).

4.11
First Supplemental Indenture, dated August 23, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the Hybrid Notes, incorporated by reference to Exhibit 4.9 to Corebridge Financial Inc.’s Registration Statement on Form S-1, as amended, filed on September 12, 2022 (File No. 333-263898).

4.12*	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
Employee Matters Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.1 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q, filed November 9, 2022.

10.2
Intellectual Property Assignment Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.2 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q, filed November 9, 2022.

10.3
Separation Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.3 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q, filed November 9, 2022.

10.4
Registration Rights Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.5 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q, filed November 9, 2022.

10.5
Transition Services Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.6 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q, filed November 9, 2022.

10.6
AIG Trademark License Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.6 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q, filed November 9, 2022.

10.7
Grantback License Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.7 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q, filed November 9, 2022.

Corebridge | 2023 Form 10-K 286

Exhibit Index

Exhibit Number	Description
10.8
Membership Interest Purchase Agreement, dated September 9, 2022, between The Variable Annuity Life Insurance Company, incorporated by reference to Exhibit 10.8 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q, filed November 9, 2022.

10.9
Collateral Agreement, dated September 4, 2022, among AIG Life Holdings, Inc.; Corebridge Financial, Inc.; and American International Group, Inc., incorporated by reference to Exhibit 10.9 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q, filed November 9, 2022.

10.10
Tax Matters Agreement, dated as of September 14, 2022, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.16 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q, filed November 9, 2022.

10.11
Guarantee Reimbursement Agreement, dated September 4, 2022, among AIG Life Holdings, Inc.; Corebridge Financial, Inc.; and American International Group, Inc., incorporated by reference to Exhibit 10.11 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q, filed November 9, 2022.

10.12
Stock Purchase Agreement, dated as of July 14, 2021, between American International Group, Inc. and Argon Holdco LLC (a wholly-owned subsidiary of Blackstone Inc.), incorporated by reference to Exhibit 10.2 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).

10.13	Commitment Letter, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and Corebridge Financial, Inc., incorporated by reference to Exhibit 10.7 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.14	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and American General Life Insurance Company, incorporated by reference to Exhibit 10.8 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.15	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and The Variable Annuity Life Insurance Company, incorporated by reference to Exhibit 10.9 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.16	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and AGC Life Insurance Company, incorporated by reference to Exhibit 10.10 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.17	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and AIG Life of Bermuda, Ltd., incorporated by reference to Exhibit 10.11 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.18	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and AIG Life Ltd., incorporated by reference to Exhibit 10.12 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.19	Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement, dated as of June 2, 2020 between Fortitude Reinsurance Company, Ltd. and American General Life Insurance Company, incorporated by reference to Exhibit 10.13 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.20	Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement, dated as of June 2, 2020, between Fortitude Reinsurance Company, Ltd. and The Variable Annuity Life Insurance Company, incorporated by reference to Exhibit 10.14 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.21	Amended and Restated Modified Coinsurance Agreement, dated as of June 2, 2020, between Fortitude Reinsurance Company, Ltd. and The United States Life Insurance Company In The City of New York, incorporated by reference to Exhibit 10.15 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.22	Senior Promissory Note dated as of November 1, 2021, by American International Group, Inc., as payee, and Corebridge Financial, Inc., as maker, incorporated by reference to Exhibit 10.18 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.23	18-Month Delayed Draw Term Loan Agreement, dated as of February 25, 2022, among Corebridge Financial, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.19 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.24	Three-Year Delayed Draw Term Loan Agreement, dated as of February 25, 2022, among Corebridge Financial, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.20 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.25
Amendment Letter dated May 11, 2022 to the Three-Year Delayed Draw Term Loan Agreement, dated as of February 25, 2022, among Corebridge Financial, Inc. the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.20 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).

10.26
Amendment Letter dated August 24, 2022 to the Three-Year Delayed Draw Term Loan Agreement, dated as of February 25, 2022, among Corebridge Financial, Inc., as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.25 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q, filed on November 3, 2023.

Corebridge | 2023 Form 10-K 287

Exhibit Index

Exhibit Number	Description
10.27
Revolving Credit Agreement, dated as of May 12, 2022, among Corebridge Financial, Inc., the Subsidiary Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Several L/C Agent party thereto, incorporated by reference to Exhibit 10.21 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).

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
10.35†
Form of AIG Long Term Incentive Award Agreement (as of April 2019), incorporated by reference to Exhibit 10.29 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).

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
10.45†
Corebridge Executive Severance Plan (as amended and restated on June 27, 2023), incorporated by reference to Exhibit 10.2 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2023.

10.46†	AIG Continuity Award Agreement, dated as of October 29, 2020, between American International Group, Inc. and Elias Habayeb, incorporated by reference to Exhibit 10.40 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.47†
AIG Leadership Continuity Award Agreement, dated as of July 28, 2021, between American International Group, Inc. and Sabra Purtill incorporated by reference to Exhibit 10.49 to Corebridge Financial, Inc.’s Annual Report on Form 10-K filed on February 24, 2023.

10.48†	Offer Letter, dated as of October 28, 2021, between American International Group, Inc., and Elias Habayeb, incorporated by reference to Exhibit 10.42 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.49†
Offer Letter, dated as of June 19, 2023, between Corebridge Financial, Inc. and Chris Smith, incorporated by reference to Exhibit 10.1 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q filed August 4, 2023.

Corebridge | 2023 Form 10-K 288

Exhibit Index

Exhibit Number	Description
10.50†
Corebridge Financial, Inc. 2022 Omnibus Incentive Plan, as amended and restated on February 16, 2023, incorporated by reference to Exhibit 10.58 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q, filed May 11, 2023.

10.51†*	Corebridge Financial, Inc. Long Term Incentive Plan, as amended and restated on November 15, 2023.
10.52
Corebridge Financial, Inc. Short Term Incentive Plan, effective as of February 21, 2023, incorporated by reference to Exhibit 10.59 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2023.

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
10.55
Form of Class A Note Purchase Agreement among American General Life Insurance Company or The United States Life Insurance Company in the City of New York, as applicable, certain subsidiaries of Corebridge Financial, Inc. and certain subsidiaries of American International Group, Inc. incorporated by reference to Exhibit 10.55 to Corebridge Financial, Inc.’s Annual Report on Form 10-K filed on February 27, 2023.

10.56
Sale, Transfer and Assignment Agreement among American General Life Insurance Company or The United States Life Insurance Company in the City of New York, as applicable and certain subsidiaries of American International Group, Inc. dated December 23, 2022 incorporated by reference to Exhibit 10.56 to Corebridge Financial, Inc’s Annual Report on Form 10-K filed on February 27, 2023.

10.57
Share Repurchase Agreement, dated as of June 21, 2023, by and among Corebridge Financial, Inc., American International Group, Inc. and Argon Holdco LLC, incorporated by reference to Exhibit 10.1 to Corebridge Financial, Inc.’s Current Report on Form 8-K, filed on June 22, 2023.

10.58
Share Repurchase Agreement, dated as of December 14, 2023, by and among Corebridge Financial, Inc., American International Group, Inc. and Argon Holdco LLC, incorporated by reference to Exhibit 10.1 to Corebridge Financial, Inc.’s Current Report on Form 8-K, filed on December 14, 2023.

21.1*	Subsidiaries of Corebridge Financial, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	13a-14(a) and Rule 15d-14(a) Certifications.
32.1**	Section 1350 Certifications.
97*	Corebridge Financial, Inc. Accounting Restatement Clawback Policy adopted December 1, 2023.
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income (Loss) for the years ended December 31, 2023 and 2022, (iii) the Consolidated Statements of Equity for the years ended December 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, (v) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022, and (vi) the Notes to the Consolidated Financial Statements

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

Corebridge | 2023 Form 10-K 289

Signatures

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th of February, 2024.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th of February, 2024.

Corebridge | 2023 Form 10-K 290

Signatures

Signature	Title

/s/ KEVIN HOGAN	Chief Executive Officer and Director (Principal Executive Officer)
Kevin Hogan

/s/ ELIAS HABAYEB	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Elias Habayeb

/s/ CHRISTOPHER FILIAGGI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Christopher Filiaggi

/s/ PETER ZAFFINO	Chairman of the Board
Peter Zaffino

/s/ ADAM BURK	Director
Adam Burk

/s/ ALAN COLBERG	Director
Alan Colberg

/s/ LUCY FATO	Director
Lucy Fato

/s/ JONATHAN GRAY	Director
Jonathan Gray

/s/ MARILYN HIRSCH	Director
Marilyn Hirsch

/s/ CHRISTOPHER LYNCH	Director
Christopher Lynch

/s/ SABRA PURTILL	Director
Sabra Purtill

/s/ CHRISTOPHER SCHAPER	Director
Christopher Schaper

/s/ AMY SCHIOLDAGER	Director
Amy Schioldager

/s/ MIA TARPEY	Director
Mia Tarpey

Corebridge | 2023 Form 10-K 291