Form 10-Q
period 2024-03-31
Corebridge Financial, Inc.
filed 2024-05-03
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2024, there were 611,640,610 shares outstanding of the registrant’s common stock.

COREBRIDGE FINANCIAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

FORM 10-Q

Corebridge | First Quarter 2024 Form 10-Q 1

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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

Corebridge | First Quarter 2024 Form 10-Q 2

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
Other risks, uncertainties and factors, including those discussed in “Risk Factors” in the 2023 Form 10-K could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in “Risk Factors” in the 2023 Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
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

Corebridge | First Quarter 2024 Form 10-Q 3

Part I – Financial Information

Item 1. | Financial Statements

Corebridge Financial, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	March 31, 2024	December 31, 2023
Assets:
Investments:
Fixed maturity securities:
Bonds available-for-sale, at fair value, net of allowance for credit losses of $97 in 2024 and $128 in 2023 (amortized cost: 2024 - $188,403; 2023 - $184,946)*	$168,826	$166,527
Other bond securities, at fair value (See Note 6)*	4,646	4,578
Equity securities, at fair value (See Note 6)*	76	63
Mortgage and other loans receivable, net of allowance for credit losses of $714 in 2024 and $698 in 2023*	47,830	46,867
Other invested assets (portion measured at fair value: 2024 - $7,471; 2023 - $7,690)*	10,036	10,257
Short-term investments, including restricted cash of $3 in 2024 and $3 in 2023 (portion measured at fair value: 2024 - $1,257; 2023 - $1,408)*	4,144	4,336
Total investments	235,558	232,628
Cash*	410	612
Accrued investment income*	2,132	2,008
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2024 and $1 in 2023	586	594
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2024 and $0 in 2023	26,078	26,772
Reinsurance assets - other, net of allowance for credit losses and disputes of $18 in 2024 and $30 in 2023	1,592	1,620
Deferred income taxes	8,347	8,577
Deferred policy acquisition costs and value of business acquired	10,049	10,011
Market risk benefit assets, at fair value	1,172	912
Other assets, including restricted cash of $13 in 2024 and $13 in 2023 (portion measured at fair value: 2024 - $491; 2023 - $393)*	2,142	2,294
Separate account assets, at fair value	95,173	91,005
Assets held-for-sale	2,349	2,237
Total assets	$385,588	$379,270
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$57,587	$57,108
Policyholder contract deposits (portion measured at fair value: 2024 - $8,681; 2023 - $8,050)	163,783	162,050
Market risk benefit liabilities, at fair value	5,167	5,705
Other policyholder funds	2,864	2,862
Fortitude Re funds withheld payable (portion measured at fair value: 2024 - $2,211; 2023 - $2,182)	25,323	25,957
Other liabilities (portion measured at fair value: 2024 - $158; 2023 - $141)*	9,634	8,330
Short-term debt	250	250
Long-term debt	9,118	9,118
Debt of consolidated investment entities (portion measured at fair value: 2024 - $0; 2023 - $0)*	2,530	2,504
Separate account liabilities	95,173	91,005
Liabilities held-for-sale	1,773	1,746
Total liabilities	$373,202	$366,635
Contingencies, commitments and guarantees (See Note 16)
Corebridge Shareholders' equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2024 - 650,189,849 and 2023 648,148,737	$7	$6
Treasury stock, at cost; 2024 - 34,779,166 shares and 2023 - 26,484,411 shares	(717)	(503)
Additional paid-in capital	8,115	8,149
Retained earnings	18,310	17,572
Accumulated other comprehensive loss	(14,139)	(13,458)
Total Corebridge Shareholders' equity	11,576	11,766
Non-redeemable noncontrolling interests	810	869
Total equity	12,386	12,635
Total liabilities and equity	$385,588	$379,270
*See Note 9 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | First Quarter 2024 Form 10-Q 4

Corebridge Financial, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2024	2023
Revenues:
Premiums	$2,295	$2,105
Policy fees	714	698
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,592	2,301
Net investment income - Fortitude Re funds withheld assets	332	394
Total net investment income	2,924	2,695
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(178)	(453)
Net realized gains (losses) on Fortitude Re funds withheld assets	(164)	20
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	22	(1,025)
Total net realized losses	(320)	(1,458)
Advisory fee income	124	116
Other income	99	106
Total revenues	5,836	4,262
Benefits and expenses:
Policyholder benefits (includes remeasurement losses of $100 and $64 for the three months ended March 31, 2024 and 2023, respectively)	2,807	2,495
Change in the fair value of market risk benefits, net	(369)	196
Interest credited to policyholder account balances	1,199	1,026
Amortization of deferred policy acquisition costs and value of business acquired	267	256
Non-deferrable insurance commissions	143	136
Advisory fee expenses	68	65
General operating expenses	572	582
Interest expense	138	172
Net (gain) loss on divestitures	(5)	3
Total benefits and expenses	4,820	4,931
Income (loss) before income tax expense (benefit)	1,016	(669)
Income tax expense (benefit)	189	(216)
Net income (loss)	827	(453)
Less:
Net income (loss) attributable to noncontrolling interests	(51)	6
Net income (loss) attributable to Corebridge	$878	$(459)

Income (loss) per common share attributable to Corebridge common shareholders:
Common stock - basic	$1.41	$(0.70)
Common stock - diluted	$1.41	$(0.70)

Weighted averages shares outstanding:
Common stock - basic	624.0	650.8
Common stock - diluted	624.9	650.8

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | First Quarter 2024 Form 10-Q 5

Corebridge Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Net income (loss)	$827	$(453)
Other comprehensive income (loss), net of tax
Change in unrealized appreciation of fixed maturity securities on which allowance for credit losses was taken	35	30
Change in unrealized appreciation (depreciation) of all other investments	(1,176)	3,132
Change in fair value of market risk benefits attributable to changes in our own credit risk	(23)	74
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	543	(465)
Change in cash flow hedges	(20)	(4)
Change in foreign currency translation adjustments	(3)	36
Change in retirement plan liabilities	—	2
Other comprehensive income (loss)	(644)	2,805
Comprehensive income (loss)	183	2,352
Less:
Comprehensive income (loss) attributable to noncontrolling interests	(52)	15
Comprehensive income (loss) attributable to Corebridge	$235	$2,337
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | First Quarter 2024 Form 10-Q 6

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended March 31, 2024
Balance, beginning of year	$6	$(503)	$8,149	$17,572	$(13,458)	$11,766	$869	$12,635
Common stock issued under stock plans	1	27	(27)	—	—	1	—	1
Purchase of common stock	—	(241)	—	—	—	(241)	—	(241)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	878	—	878	(51)	827
Dividends on common stock	—	—	—	(143)	—	(143)	—	(143)
Other comprehensive loss, net of tax	—	—	—	—	(643)	(643)	(1)	(644)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	1	1
Contributions from noncontrolling interests	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	(29)	(29)
Other	—	—	(7)	3	(38)	(42)	—	(42)
Balance, end of period	$7	$(717)	$8,115	$18,310	$(14,139)	$11,576	$810	$12,386

Three Months Ended March 31, 2023
Balance, beginning of year	$6	$—	$8,030	$18,207	$(16,863)	$9,380	$939	$10,319
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	(459)	—	(459)	6	(453)
Dividends on common stock	—	—	—	(149)	—	(149)	—	(149)
Other comprehensive income, net of tax	—	—	—	—	2,796	2,796	9	2,805
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	—	25	25
Distributions to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Other	—	—	(6)	(7)	—	(13)	—	(13)
Balance, end of period	$6	$—	$8,024	$17,592	$(14,067)	$11,555	$910	$12,465
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | First Quarter 2024 Form 10-Q 7

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net income (loss)	$827	$(453)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses (gains) on sales of securities available-for-sale and other assets	370	89
Net (gain) loss on divestitures	(5)	3
Unrealized (gains) losses in earnings - net	557	151
Change in the fair value of market risk benefits in earnings, net	(892)	316
Equity in income from equity method investments, net of dividends or distributions	30	(22)
Depreciation and other amortization	64	105
Impairments of assets	26	—
Changes in operating assets and liabilities:
Insurance liabilities	354	41
Premiums and other receivables and payables - net	(154)	(17)
Funds held relating to Fortitude Re Reinsurance contracts	(489)	538
Reinsurance assets and funds held under reinsurance treaties	227	58
Capitalization of deferred policy acquisition costs	(340)	(318)
Current and deferred income taxes - net	187	(220)
Other, net	(164)	30
Total adjustments	(229)	754
Net cash provided by operating activities	598	301
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available-for-sale securities	2,734	2,621
Other securities	135	208
Other invested assets	324	226
Divestitures, net	—	32
Maturities of fixed maturity securities available-for-sale	2,820	1,876
Principal payments received on mortgage and other loans receivable	961	714
Purchases of:
Available-for-sale securities	(7,298)	(4,558)
Other securities	(177)	(413)
Other invested assets	(194)	(259)
Mortgage and other loans receivable	(2,111)	(1,868)
Net change in short-term investments	162	100
Net change in derivative assets and liabilities	45	(301)
Other, net	(46)	145
Net cash used in investing activities	(2,645)	(1,477)
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	8,504	8,226
Policyholder contract withdrawals	(7,150)	(6,468)
Issuance of debt of consolidated investment entities	57	39
Maturities and repayments of debt of consolidated investment entities	(122)	(142)
Dividends paid on common stock	(143)	(149)
Distributions to noncontrolling interests	(29)	(50)
Contributions from noncontrolling interests	21	25
Net change in securities lending and repurchase agreements	1,125	(442)
Issuance of common stock	1	—
Repurchase of common stock	(243)	—
Other, net	(177)	26
Net cash provided by (used in) financing activities	1,844	1,065
Effect of exchange rate changes on cash and restricted cash	1	2
Net increase (decrease) in cash and restricted cash	(202)	(109)
Cash and restricted cash at beginning of year	628	633
Change in cash of businesses held for sale	—	—
Cash and restricted cash at end of period	$426	$524
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | First Quarter 2024 Form 10-Q 8

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

Supplementary Disclosure of Consolidated Cash Flow Information
	Three Months Ended March 31,
(in millions)	2024	2023
Cash	$410	$465
Restricted cash included in short-term investments	3	55
Restricted cash included in other assets	13	4
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$426	$524

Cash (received) paid during the period for:
Interest	$61	$83
Taxes	$2	$4
Non-cash investing activities:
Fixed maturity securities, designated available-for-sale, received in connection with pension risk transfer transactions	$(1,316)	$(1,424)
Fixed maturity securities, designated fair value option, received in connection with reinsurance transactions	$(14)	$—
Fixed maturity securities, designated available-for-sale, transferred in connection with reinsurance transactions	$119	$456
Fixed maturity securities, designated fair value option, transferred in connection with reinsurance transactions	$11	$—
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,146	$1,107
Fee income debited to policyholder contract deposits included in financing activities	$(529)	$(525)
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | First Quarter 2024 Form 10-Q 9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Overview and Basis of Presentation

1. Overview and Basis of Presentation
Corebridge Financial, Inc. (“Corebridge Parent”) is a leading provider of retirement solutions and life insurance products in the United States. Our primary business operations consist of sales of individual and group annuities and life insurance products to individuals and institutional markets products. Corebridge Parent common stock, par value $0.01 per share, is listed on the New York Stock Exchange (NYSE:CRBG). The terms “Corebridge,” “we,” “us,” “our” or the “Company” mean Corebridge Parent and its consolidated subsidiaries, unless the context refers to Corebridge Parent only. Subsidiaries of Corebridge Parent include: AGC Life Insurance Company (“AGC”), American General Life Insurance Company (“AGL”), The Variable Annuity Life Insurance Company (“VALIC”), The United States Life Insurance Company in the City of New York (“USL”), Corebridge Insurance Company of Bermuda, Ltd. (" CRBG Bermuda") and SAFG Capital LLC and its subsidiaries.
These unaudited Condensed Consolidated Financial Statements present the results of operations, financial condition and cash flows of the Company.
On September 19, 2022, we completed an initial public offering (the “IPO”) in which American International Group, Inc. (“AIG Parent”) sold 80.0 million shares of Corebridge Parent common stock to the public. Since our IPO, AIG Parent has sold 159.8 million shares of Corebridge Parent common stock and we have repurchased 17.2 million shares of our common stock from AIG Parent. As of March 31, 2024, AIG Parent owned approximately 52.7% of the outstanding common stock of Corebridge Parent. AIG Parent is a publicly traded entity, listed on the New York Stock Exchange (NYSE: AIG). The term “AIG” means AIG Parent and its consolidated subsidiaries, unless the context refers to AIG Parent only.
These Condensed Consolidated Financial Statements include the results of Corebridge Parent, its controlled subsidiaries (generally through a greater than 50% ownership of voting rights and voting interests) and variable interest entities (“VIEs”) of which we are the primary beneficiary. Equity investments in entities that we do not consolidate, including corporate entities in which we have significant influence and partnership and partnership-like entities in which we have more than minor influence over the operating and financial policies, are accounted for under the equity method unless we have elected the fair value option.
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’). All material intercompany accounts and transactions between consolidated entities have been eliminated.
The Company has recorded affiliated transactions with certain AIG subsidiaries that are not subsidiaries of Corebridge which have not been eliminated in the Condensed Consolidated Financial Statements of the Company. The accompanying Condensed Consolidated Financial Statements reflect all normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary in the opinion of management for a fair statement of our financial position, results of operations and cash flows for the periods presented.
SALE OF BUSINESSES
AIG Life Limited (“AIG Life”)
On April 8, 2024, Corebridge completed the sale of AIG Life Limited (“AIG Life”) to Aviva plc and received gross proceeds of £453 million ($569 million). For further details on this transaction, see Note 4.
Laya Healthcare Ltd. (“Laya”)
On October 31, 2023 Corebridge completed the sale of Laya to AXA and received gross proceeds of €691 million ($731 million) resulting in a pre-tax gain of $652 million for the year ended December 31, 2023.
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
•valuation of market risk benefits (“MRBs”) related to guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;valuation of embedded derivative liabilities for fixed index annuity and index universal life products;
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
Out-of-period adjustment
In the first quarter of 2024, the Company recorded a $67 million out-of-period adjustment, which increased earnings, primarily related to the correction of net investment income for certain securities. The Company evaluated the impact of the error and out-of-period adjustment and concluded it was not material to any previously issued interim or annual consolidated financial statements and the adjustment is not expected to be material to the year ending December 31, 2024.

2. Summary of Significant Accounting Policies
ACCOUNTING STANDARDS ADOPTED DURING 2024
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
Fair Value Measurement
On June 30, 2022, the FASB issued an ASU to address diversity in practice by clarifying that a contractual sale restriction should not be considered in the measurement of the fair value of an equity security. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The Company adopted the standard on January 1, 2024, prospectively for entities other than investment companies. The adoption of the standard did not have a material impact to our consolidated financial statements.
FUTURE APPLICATION OF ACCOUNTING STANDARDS
Income Taxes
In December 2023, the FASB issued an ASU to address improvements to income tax disclosures. The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public companies for annual periods beginning after December 15, 2024, with early adoption permitted. The standard will be applied on a prospective basis with the option to apply the standard retrospectively. We are assessing the impact of this standard.
Segment Reporting
In November 2023, the FASB issued an ASU to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, and ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment’s profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profits or losses in assessing segment performance. The guidance is effective for public companies for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU is applied retrospectively to all prior periods presented. We are assessing the impact of this standard.

Corebridge | First Quarter 2024 Form 10-Q 10

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
•Group Retirement – consists of recordkeeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and limited non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issues individual and group life insurance in the United Kingdom and distributed private medical insurance in Ireland. On October 31, 2023 Corebridge completed the sale of Laya and on April 8, 2024 completed the sale of AIG Life.
•Institutional Markets – consists of stable value wrap (“SVW”) products, structured settlement and pension risk transfer (“PRT”) annuities, guaranteed investment contracts (“GICs”) and Corporate Markets products that include corporate- and bank-owned life insurance (“COLI-BOLI”), private placement variable universal life and private placement variable annuity products.
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
APTOI excludes the impact of the following items:
Fortitude Re related adjustments:
The modified coinsurance (“modco”) reinsurance agreements with Fortitude Re transfer the economics of the invested assets supporting the reinsurance agreements to Fortitude Re. Accordingly, the net investment income on Fortitude Re funds withheld assets and the net realized gains (losses) on Fortitude Re funds withheld assets are excluded from APTOI. Similarly, changes in the Fortitude Re funds withheld embedded derivative are also excluded from APTOI.
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

Corebridge | First Quarter 2024 Form 10-Q 11

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

Corebridge | First Quarter 2024 Form 10-Q 12

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended March 31, 2024
Premiums	$41	$5	$434	$1,796	$19	$—	$2,295	$—	$2,295
Policy fees	191	107	368	48	—	—	714	—	714
Net investment income(a)	1,339	495	326	487	(10)	(8)	2,629	295	2,924
Net realized gains (losses)(a)(b)	—	—	—	—	(8)	—	(8)	(312)	(320)
Advisory fee and other income	116	83	—	1	23	—	223	—	223
Total adjusted revenues	1,687	690	1,128	2,332	24	(8)	5,853	(17)	5,836
Policyholder benefits	36	3	748	2,023	—	—	2,810	(3)	2,807
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(369)	(369)
Interest credited to policyholder account balances	639	298	83	169	—	—	1,189	10	1,199
Amortization of deferred policy acquisition costs	149	21	94	3	—	—	267	—	267
Non-deferrable insurance commissions	90	29	19	5	—	—	143	—	143
Advisory fee expenses	35	33	—	—	—	—	68	—	68
General operating expenses	116	106	130	20	86	—	458	114	572
Interest expense	—	—	—	—	137	(5)	132	6	138
Net (gain) loss on divestitures	—	—	—	—	—	—	—	(5)	(5)
Total benefits and expenses	1,065	490	1,074	2,220	223	(5)	5,067	(247)	4,820
Noncontrolling interests	—	—	—	—	51	—	51
Adjusted pre-tax operating income (loss)	$622	$200	$54	$112	$(148)	$(3)	$837
Adjustments to:
Total revenue							(17)
Total expenses							(247)
Noncontrolling interests							(51)
Income before income tax expense (benefit)							$1,016		$1,016

Three Months Ended March 31, 2023
Premiums	$78	$6	$425	$1,575	$20	$—	$2,104	$1	$2,105
Policy fees	174	100	375	49	—	—	698	—	698
Net investment income(a)	1,128	500	317	332	68	(10)	2,335	360	2,695
Net realized gains (losses)(a)(b)	—	—	—	—	4	—	4	(1,462)	(1,458)
Advisory fee and other income	103	76	29	—	14	—	222	—	222
Total adjusted revenues	1,483	682	1,146	1,956	106	(10)	5,363	(1,101)	4,262
Policyholder benefits	65	9	708	1,718	—	—	2,500	(5)	2,495
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	196	196
Interest credited to policyholder account balances	519	291	82	123	—	—	1,015	11	1,026
Amortization of deferred policy acquisition costs	137	21	96	2	—	—	256	—	256
Non-deferrable insurance commissions	86	28	17	5	—	—	136	—	136
Advisory fee expenses	34	29	2	—	—	—	65	—	65
General operating expenses	108	118	159	23	91	—	499	83	582
Interest expense	—	—	—	—	172	(10)	162	10	172
Net (gain) loss on divestitures	—	—	—	—	—	—	—	3	3
Total benefits and expenses	949	496	1,064	1,871	263	(10)	4,633	298	4,931
Noncontrolling interests	—	—	—	—	(6)	—	(6)
Adjusted pre-tax operating income (loss)	$534	$186	$82	$85	$(163)	$—	$724
Adjustments to:
Total revenue							(1,101)
Total expenses							298
Noncontrolling interests							6
Income before income tax expense (benefit)							$(669)		$(669)
(a)Adjustments include Fortitude Re activity of $190 million and $(611) million for the three months ended March 31, 2024 and 2023, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.

Corebridge | First Quarter 2024 Form 10-Q 13

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
Assets and liabilities related to a Held-For-Sale Business are segregated and reported in Assets held-for-sale and Liabilities held-for-sale, respectively, in our Condensed Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. At March 31, 2024, the following businesses were reported and classified as held-for-sale:
AIG Life
On April 8, 2024, Corebridge completed the sale of AIG Life to Aviva plc and received gross proceeds of £453 million ($569 million). The results of AIG Life are reported in the Life segment.
Other
Other primarily consists of real estate.
The following table summarizes the components of assets and liabilities held-for-sale on the Condensed Consolidated Balance Sheet at March 31, 2024 and December 31, 2023 after elimination of intercompany balances:

	March 31, 2024			December 31, 2023
(in millions)	AIG Life	Other	Total	AIG Life	Other	Total
Assets:
Bonds available-for-sale	$160	$—	$160	$167	$—	$167
Other invested assets	—	167	167	—	67	67
Short-term investments	24	—	24	11	—	11
Cash	—	—	—	3	—	3
Accrued investment income	3	—	3	3	—	3
Premiums and other receivables, net of allowance for credit losses and disputes	131	—	131	116	—	116
Reinsurance assets - other, net of allowance for credit losses and disputes	882	—	882	899	—	899
Deferred income taxes	47	—	47	47	—	47
Deferred policy acquisition costs	841	—	841	814	—	814
Other assets*	82	12	94	83	27	110
Total assets held-for-sale	$2,170	$179	$2,349	$2,143	$94	$2,237
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$842	$—	$842	$838	$—	$838
Other liabilities	931	—	931	908	—	908
Total liabilities held-for-sale	$1,773	$—	$1,773	$1,746	$—	$1,746
* Other assets includes goodwill and other intangibles of $23 million and $3 million, respectively for AIG Life at March 31, 2024 and $23 million and $3 million, respectively at December 31, 2023.

Corebridge | First Quarter 2024 Form 10-Q 14

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

Corebridge | First Quarter 2024 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$—	$1,364	$—	$—	$—	$1,364
Obligations of states, municipalities and political subdivisions	—	4,612	829	—	—	5,441
Non-U.S. governments	—	3,987	—	—	—	3,987
Corporate debt	—	102,596	1,575	—	—	104,171
RMBS(b)	—	9,236	6,354	—	—	15,590
CMBS	—	9,755	547	—	—	10,302
CLO	—	10,039	1,729	—	—	11,768
ABS	—	1,170	15,033	—	—	16,203
Total bonds available-for-sale	—	142,759	26,067	—	—	168,826
Other bond securities:
U.S. government and government sponsored entities	—	—	—	—	—	—
Obligations of states, municipalities and political subdivisions	—	38	1	—	—	39
Non-U.S. governments	—	13	—	—	—	13
Corporate debt	—	2,527	177	—	—	2,704
RMBS(c)	—	63	106	—	—	169
CMBS	—	223	17	—	—	240
CLO	—	375	71	—	—	446
ABS	—	88	947	—	—	1,035
Total other bond securities	—	3,327	1,319	—	—	4,646
Equity securities	31	—	45	—	—	76
Other invested assets(d)	—	—	1,671	—	—	1,671
Derivative assets:
Interest rate contracts	—	2,778	407	—	—	3,185
Foreign exchange contracts	—	999	—	—	—	999
Equity contracts	—	1,804	1,072	—	—	2,876
Credit contracts	—	78	—	—	—	78
Other contracts	—	1	12	—	—	13
Counterparty netting and cash collateral	—	—	—	(4,279)	(2,381)	(6,660)
Total derivative assets	—	5,660	1,491	(4,279)	(2,381)	491
Short-term investments	12	1,245	—	—	—	1,257
Market risk benefit assets	—	—	1,172	—	—	1,172
Separate account assets	91,858	3,315	—	—	—	95,173
Total (e)	$91,901	$156,306	$31,765	$(4,279)	$(2,381)	$273,312
Liabilities:
Policyholder contract deposits(f)	$—	$131	$8,550	$—	$—	$8,681
Derivative liabilities:
Interest rate contracts	—	3,057	—	—	—	3,057
Foreign exchange contracts	—	317	—	—	—	317
Equity contracts	—	1,174	54	—	—	1,228
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	1	—	—	1
Counterparty netting and cash collateral	—	—	—	(4,279)	(166)	(4,445)
Total derivative liabilities	—	4,548	55	(4,279)	(166)	158
Fortitude Re funds withheld payable(g)	—	—	2,211	—	—	2,211
Market risk benefit liabilities	—	—	5,167	—	—	5,167
Total	$—	$4,679	$15,983	$(4,279)	$(166)	$16,217

Corebridge | First Quarter 2024 Form 10-Q 16

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

December 31, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$20	$1,200	$—	$—	$—	$1,220
Obligations of states, municipalities and political subdivisions	—	4,987	844	—	—	5,831
Non-U.S. governments	—	4,057	—	—	—	4,057
Corporate debt	—	104,725	1,357	—	—	106,082
RMBS(b)	—	8,423	5,854	—	—	14,277
CMBS	—	9,373	608	—	—	9,981
CLO	—	9,301	1,843	—	—	11,144
ABS	—	1,029	12,906	—	—	13,935
Total bonds available-for-sale	20	143,095	23,412	—	—	166,527
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	39	1	—	—	40
Non-U.S. governments	—	13	—	—	—	13
Corporate debt	—	2,486	167	—	—	2,653
RMBS(c)	—	63	107	—	—	170
CMBS	—	211	17	—	—	228
CLO	—	354	69	—	—	423
ABS	—	89	962	—	—	1,051
Total other bond securities	—	3,255	1,323	—	—	4,578
Equity securities	21	—	42	—	—	63
Other invested assets(d)	—	—	1,850	—	—	1,850
Derivative assets:
Interest rate contracts	—	2,498	449	—	—	2,947
Foreign exchange contracts	—	940	—	—	—	940
Equity contracts	7	1,186	824	—	—	2,017
Credit contracts	—	8	—	—	—	8
Other contracts	—	1	12	—	—	13
Counterparty netting and cash collateral	—	—	—	(3,646)	(1,886)	(5,532)
Total derivative assets	7	4,633	1,285	(3,646)	(1,886)	393
Short-term investments	21	1,387	—	—	—	1,408
Market risk benefit assets	—	—	912	—	—	912
Separate account assets	87,813	3,192	—	—	—	91,005
Total (e)	$87,882	$155,562	$28,824	$(3,646)	$(1,886)	$266,736
Liabilities:
Policyholder contract deposits(f)	$—	$108	$7,942	$—	$—	$8,050
Derivative liabilities:
Interest rate contracts	—	3,278	—	—	—	3,278
Foreign exchange contracts	—	563	—	—	—	563
Equity contracts	2	680	63	—	—	745
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(3,646)	(801)	(4,447)
Total derivative liabilities	2	4,521	65	(3,646)	(801)	141
Fortitude Re funds withheld payable(g)	—	—	2,182	—	—	2,182
Market risk benefit liabilities	—	—	5,705	—	—	5,705
Total	$2	$4,629	$15,894	$(3,646)	$(801)	$16,078
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Includes investments in residential-backed mortgage securities (“RMBS”) issued by related parties of $35 million and $7 million classified as Level 2 and Level 3, respectively, as of March 31, 2024. Additionally, includes investments in RMBS issued by related parties of $36 million and $7 million classified as Level 2 and Level 3, respectively, as of December 31, 2023.
(c)Includes less than $1 million of investments in RMBS issued by related parties classified as Level 2 as of March 31, 2024 and December 31, 2023.
(d)Excludes investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent), which totaled $5.8 billion and $5.8 billion as of March 31, 2024 and December 31, 2023, respectively.
(e)Excludes assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets of $160 million and $167 million, as of March 31, 2024 and December 31, 2023, respectively. See Note 4 for additional information.
(f)Excludes basis adjustments for fair value hedges.

Corebridge | First Quarter 2024 Form 10-Q 17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(g)As discussed in Note 8, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by and continue to reside on Corebridge’s Condensed Consolidated Balance Sheets. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by Corebridge, which are primarily available-for-sale securities.
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three months ended March 31, 2024 and 2023 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2024 and 2023:

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$844	$—	$(14)	$(1)	$—	$—	$—	$829	$—	$(16)
Corporate debt	1,357	1	1	9	244	(37)	—	1,575	—	(4)
RMBS	5,854	68	66	404	—	(38)	—	6,354	—	61
CMBS	608	(5)	46	(103)	127	(126)	—	547	—	11
CLO	1,843	(21)	51	21	—	(165)	—	1,729	—	52
ABS	12,906	91	88	1,271	677	—	—	15,033	—	86
Total bonds available-for-sale	23,412	134	238	1,601	1,048	(366)	—	26,067	—	190
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	167	9	—	—	1	—	—	177	8	—
RMBS	107	2	—	(3)	—	—	—	106	2	—
CMBS	17	—	—	—	—	—	—	17	—	—
CLO	69	2	—	1	—	(1)	—	71	2	—
ABS	962	13	—	(28)	—	—	—	947	3	—
Total other bond securities	1,323	26	—	(30)	1	(1)	—	1,319	15	—
Equity securities	42	3	—	—	—	—	—	45	3	—
Other invested assets	1,850	(80)	(9)	(30)	—	(44)	(16)	1,671	(79)	—
Total(a)	$26,627	$83	$229	$1,541	$1,049	$(411)	$(16)	$29,102	$(61)	$190

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$7,942	$452	$—	$156	$—	$—	$—	$8,550	$(3)	$—
Derivative liabilities, net:
Interest rate contracts	(449)	(108)	—	(53)	—	—	203	(407)	198	—
Equity contracts	(761)	(191)	—	(66)	—	—	—	(1,018)	187	—
Other contracts	(10)	(16)	—	15	—	—	—	(11)	15	—
Total derivative liabilities, net(b)	(1,220)	(315)	—	(104)	—	—	203	(1,436)	400	—
Fortitude Re funds withheld payable	2,182	(22)	—	51	—	—	—	2,211	195	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$8,904	$115	$—	$103	$—	$—	$203	$9,325	$592	$—

Corebridge | First Quarter 2024 Form 10-Q 18

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$805	$—	$55	$(2)	$—	$—	$—	$858	$—	$43
Corporate debt	1,968	(102)	44	14	167	(371)	(16)	1,704	—	51
RMBS	5,670	81	(40)	(8)	—	(16)	—	5,687	—	(66)
CMBS	718	7	(4)	—	24	(27)	—	718	—	(25)
CLO	1,670	9	(18)	21	54	(92)	190	1,834	—	(16)
ABS	9,595	42	269	804	—	(3)	—	10,707	—	254
Total bonds available-for-sale	20,426	37	306	829	245	(509)	174	21,508	—	241
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	1	—	—	—	1	—	—
Corporate debt	417	—	—	(96)	—	(191)	—	130	3	—
RMBS	107	4	—	3	—	—	—	114	2	—
CMBS	28	(1)	—	—	—	—	—	27	(1)	—
CLO	11	9	—	1	1	(5)	54	71	4	—
ABS	741	26	—	14	—	—	—	781	19	—
Total other bond securities	1,304	38	—	(77)	1	(196)	54	1,124	27	—
Equity securities	26	—	—	24	—	—	—	50	—	—
Other invested assets	1,832	(44)	5	59	—	—	—	1,852	(42)	—
Total(a)	$23,588	$31	$311	$835	$246	$(705)	$228	$24,534	$(15)	$241
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,367	$381	$—	$316	$—	$—	$—	$6,064	$(368)	$—
Derivative liabilities, net:
Interest rate contracts	(303)	78	—	(119)	—	—	—	(344)	(71)	—
Equity contracts	(156)	(176)	—	(165)	—	—	—	(497)	178	—
Other contracts	(14)	(16)	—	16	—	—	—	(14)	16	—
Total derivative liabilities, net(b)	(473)	(114)	—	(268)	—	—	—	(855)	123	—
Fortitude Re funds withheld payable	1,262	1,025	—	(513)	—	—	—	1,774	(633)	—
Debt of consolidated investment entities	6	—	—	—	—	—	—	6	—	—
Total(c)	$6,162	$1,292	$—	$(465)	$—	$—	$—	$6,989	$(878)	$—
(a)Excludes MRB assets of $1.2 billion at March 31, 2024 and $830 million at March 31, 2023. Refer to Note 15 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $5.2 billion at March 31, 2024 and $5.1 billion at March 31, 2023. Refer to Note 15 for additional information.

Corebridge | First Quarter 2024 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income	Net Realized and Unrealized Gains (Losses)	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended March 31, 2024
Assets:
Bonds available-for-sale	$—	$159	$(25)	$—	$134
Other bond securities	—	26	—	—	26
Equity securities	—	3	—	—	3
Other invested assets	—	(78)	(2)	—	(80)
Three Months Ended March 31, 2023
Assets:
Bonds available-for-sale	$—	$32	$5	$—	$37
Other bond securities	—	38	—	—	38
Equity securities	—	—	—	—	—
Other invested assets	—	(43)	(1)	—	(44)

(in millions)	Policy Fees	Net Investment Income	Net Realized and Unrealized Gains (Losses)	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended March 31, 2024
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(452)	$—	$(452)
Derivative liabilities, net	15	—	363	(63)	315
Fortitude Re funds withheld payable	—	—	22	—	22
Market risk benefit liabilities, net(c)	—	—	2	1,069	1,071
Three Months Ended March 31, 2023
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(381)	$—	$(381)
Derivative liabilities, net	16	—	197	(99)	114
Fortitude Re funds withheld payable	—	—	(1,025)	—	(1,025)
Market risk benefit liabilities, net(c)	—	—	—	(87)	(87)
(a)    The portion of the fair value change attributable to our own credit risk is recognized in Other comprehensive income (loss) (OCI).
(b)    Primarily embedded derivatives.
(c)    Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | First Quarter 2024 Form 10-Q 20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three months ended March 31, 2024 and 2023 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Three Months Ended March 31, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$(1)	$(1)
Corporate debt	15	—	(6)	9
RMBS	574	—	(170)	404
CMBS	—	(30)	(73)	(103)
CLO	130	(2)	(107)	21
ABS	1,704	(53)	(380)	1,271
Total bonds available-for-sale	2,423	(85)	(737)	1,601
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	—	—	—	—
RMBS	—	—	(3)	(3)
CMBS	—	—	—	—
CLO	1	—	—	1
ABS	29	—	(57)	(28)
Total other bond securities	30	—	(60)	(30)
Equity securities	—	—	—	—
Other invested assets	62	—	(92)	(30)
Total assets*	$2,515	$(85)	$(889)	$1,541
Liabilities:
Policyholder contract deposits	$—	$332	$(176)	$156
Derivative liabilities, net	(1)	—	(103)	(104)
Fortitude Re funds withheld payable	—	—	51	51
Total liabilities	$(1)	$332	$(228)	$103

Three Months Ended March 31, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$(2)	$(2)
Corporate debt	28	—	(14)	14
RMBS	167	—	(175)	(8)
CMBS	9	(6)	(3)	—
CLO	10	—	11	21
ABS	858	—	(54)	804
Total bonds available-for-sale	1,072	(6)	(237)	829
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	1
Corporate debt	—	—	(96)	(96)
RMBS	6	—	(3)	3
CMBS	—	—	—	—
CLO	1	—	—	1
ABS	32	—	(18)	14
Total other bond securities	40	—	(117)	(77)
Equity securities	24	—	—	24
Other invested assets	70	—	(11)	59
Total assets*	$1,206	$(6)	$(365)	$835
Liabilities:
Policyholder contract deposits	$—	$326	$(10)	$316
Derivative liabilities, net	(101)	—	(167)	(268)
Fortitude Re funds withheld payable	—	—	(513)	(513)
Total liabilities	$(101)	$326	$(690)	$(465)
*    There were no issuances during the three months ended March 31, 2024 and 2023 for invested assets.

Corebridge | First Quarter 2024 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2024 and 2023 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in net income (loss) or other comprehensive income (“OCI”) as shown in the table above excludes $(8) million and $7 million of net gains (losses) related to assets transferred into Level 3 during the three months ended March 31, 2024 and 2023, respectively, and includes $4 million and $11 million of net gains (losses) related to assets transferred out of Level 3 during the three months ended March 31, 2024 and 2023, respectively.
Transfers of Level 3 Assets
During the three months ended March 31, 2024 and 2023, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage backed securities (“CMBS”), collateralized loan obligations (“CLO”) and asset-backed securities (“ABS”). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three months ended March 31, 2024 and 2023, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO, ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three months ended March 31, 2024 and 2023.

Corebridge | First Quarter 2024 Form 10-Q 22

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

(in millions)	Fair Value at March 31, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$806	Discounted cash flow	Yield	5.10% - 5.39% (5.24%)
Corporate debt	$1,581	Discounted cash flow	Yield	5.27% - 9.21% (7.24%)
RMBS(c)	$3,338	Discounted cash flow	Prepayment Speed	4.34% - 9.96% (7.15%)
			Default Rate	0.75% - 2.53% (1.64%)
			Yield	5.63% - 7.01% (6.32%)
			Loss Severity	33.61% - 87.20% (60.41%)
CLO(c)	$1,709	Discounted cash flow	Yield	6.62% - 7.93% (7.28%)
ABS(c)	$13,559	Discounted cash flow	Yield	5.75% - 7.79% (6.77%)
CMBS	$521	Discounted cash flow	Yield	5.22% - 17.77% (11.12%)
Market risk benefit assets	$1,172	Discounted cash flow	Equity volatility	6.35% - 49.95%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.06% - 2.33%
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$1,675	Discounted cash flow	Equity volatility	6.35% - 49.95%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.06% - 2.33%
Fixed annuities guaranteed benefits	$1,130	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.06% - 2.33%
Fixed index annuities guaranteed benefits	$2,362	Discounted cash flow	Equity volatility	6.35% - 49.95%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.06% - 2.33%

Corebridge | First Quarter 2024 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value at March 31, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$7,603	Discounted cash flow	Equity volatility	6.35% - 49.95%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option Budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.06% - 2.33%
Index universal life	$947	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity Volatility	5.85% - 19.95%
			NPA(h)	0.06% - 2.33%

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$821	Discounted cash flow	Yield	4.97% - 5.31% (5.14%)
Corporate debt	$1,471	Discounted cash flow	Yield	5.26% - 8.16% (6.71%)
RMBS(c)	$3,315	Discounted cash flow	Prepayment Speed	4.31% - 9.86% (7.09%)
			Default Rate	0.73% - 2.52% (1.63%)
			Yield	6.11% - 7.40% (6.75%)
			Loss Severity	30.64% - 91.03% (60.83%)
CLO(c)	$1,697	Discounted cash flow	Yield	6.06% - 7.81% (6.93%)
ABS(c)	$11,367	Discounted cash flow	Yield	5.63% - 7.82% (6.73%)
CMBS	$565	Discounted cash flow	Yield	5.49% - 17.84% (11.66%)
Market risk benefit assets	$912	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$2,174	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Fixed annuities guaranteed benefits	$1,111	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(g)	0.00% - 2.29%

Corebridge | First Quarter 2024 Form 10-Q 24

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Fixed index annuities guaranteed benefits	$2,420	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$6,953	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option Budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Index universal life	$989	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity Volatility	5.85% - 20.36%
			NPA(h)	0.00% - 2.29%
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
(g)The partial withdrawal utilization unobservable input range shown applies only to policies with GMWB riders.
(h)The NPA applied as a spread over risk-free curve for discounting.
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $1.7 billion and $1.5 billion at March 31, 2024 and December 31, 2023, respectively.
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

Corebridge | First Quarter 2024 Form 10-Q 25

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
•Non-performance or “own credit” risk adjustment used in the valuation of MRBs and embedded derivatives, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the “NPA spread”) to the curve used to discount projected benefit cash flows. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the MRBs and embedded derivatives, resulting in a gain in Accumulated other comprehensive income (“AOCI”) or Net realized gains (losses), respectively, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the MRBs and embedded derivatives, resulting in a loss in AOCI or Net realized gains (losses), respectively.
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

Corebridge | First Quarter 2024 Form 10-Q 26

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
INVESTMENTS IN CERTAIN ENTITIES CARRIED AT FAIR VALUE USING NET ASSET VALUE PER SHARE
The following table includes information related to our investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring basis, we use the net asset value per share to measure fair value:

		March 31, 2024		December 31, 2023
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,519	$1,758	$2,445	$1,755
Real estate	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	996	583	1,074	540
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	194	88	203	91
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	486	105	485	109
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	124	39	152	42
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	1,225	202	1,182	233
Total private equity funds		5,544	2,775	5,541	2,770
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	4	—	4	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	156	—	161	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	37	—	69	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	59	—	65	—
Total hedge funds		256	—	299	—
Total		$5,800	$2,775	$5,840	$2,770

Corebridge | First Quarter 2024 Form 10-Q 27

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
FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Three Months Ended March 31,
(in millions)	2024	2023
Assets:
Other bond securities(a)	$84	$115
Alternative investments(b)	51	1
Total assets	135	116
Liabilities:
Policyholder contract deposits(c)	1	(1)
Total liabilities	1	(1)
Total gain (loss)	$136	$115
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
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2024	2023
March 31, 2024
Other investments	$—	$—	$98	$98	$25	$—
Total	$—	$—	$98	$98	$25	$—
December 31, 2023
Other investments	$—	$—	$80	$80
Total	$—	$—	$80	$80
In addition to the assets presented in the table above, at March 31, 2024, Corebridge had no loans held for sale which are carried at fair value, determined on an individual loan basis. There is no associated impairment charge.

Corebridge | First Quarter 2024 Form 10-Q 28

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
March 31, 2024
Assets:
Mortgage and other loans receivable	$—	$29	$44,590	$44,619	$47,830
Other invested assets	—	273	—	273	273
Short-term investments(a)	—	2,887	—	2,887	2,887
Cash(b)	410	—	—	410	410
Other assets	13	—	—	13	13
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	86	136,106	136,192	141,851
Fortitude Re funds withheld payable	—	—	23,112	23,112	23,112
Other liabilities	—	3,585	—	3,585	3,585
Short-term debt	—	250	—	250	250
Long-term debt	—	8,662	—	8,662	9,118
Debt of consolidated investment entities	—	67	2,225	2,292	2,530
Separate account liabilities - investment contracts	—	91,243	—	91,243	91,243
December 31, 2023
Assets:
Mortgage and other loans receivable	$—	$30	$43,919	$43,949	$46,867
Other invested assets	—	268	—	268	268
Short-term investments(a)	—	2,928	—	2,928	2,928
Cash(b)	612	—	—	612	612
Other assets	13	—	—	13	13
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	90	130,094	130,184	140,652
Fortitude Re funds withheld payable	—	—	23,775	23,775	23,775
Other liabilities	—	2,467	—	2,467	2,467
Short-term debt	—	250	—	250	250
Long-term debt	—	8,722	—	8,722	9,118
Debt of consolidated investment entities	—	43	2,230	2,273	2,504
Separate account liabilities - investment contracts	—	87,215	—	87,215	87,215
(a)    Excludes assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets of $24 million and $11 million as of March 31, 2024 and December 31, 2023, respectively. See Note 4 for additional information.
(b)    Excludes assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets of $0 million and $3 million as of March 31, 2024 and December 31, 2023, respectively. See Note 4 for additional information.

Corebridge | First Quarter 2024 Form 10-Q 29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments

6. Investments
SECURITIES AVAILABLE-FOR-SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs(a)	Allowance for Credit Losses(b)	Gross Unrealized Gains(c)	Gross Unrealized Losses(c)	Fair Value(a)
March 31, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,626	$—	$10	$(272)	$1,364
Obligations of states, municipalities and political subdivisions	6,130	—	41	(730)	5,441
Non-U.S. governments	4,713	—	33	(759)	3,987
Corporate debt	120,047	(61)	1,053	(16,868)	104,171
Mortgage-backed, asset-backed and collateralized:
RMBS	15,807	(19)	625	(823)	15,590
CMBS	11,215	(17)	43	(939)	10,302
CLO	11,729	—	125	(86)	11,768
ABS	17,136	—	79	(1,012)	16,203
Total mortgage-backed, asset-backed and collateralized	55,887	(36)	872	(2,860)	53,863
Total bonds available-for-sale	$188,403	$(97)	$2,009	$(21,489)	$168,826

December 31, 2023
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,436	$—	$17	$(233)	$1,220
Obligations of states, municipalities and political subdivisions	6,466	—	58	(693)	5,831
Non-U.S. governments	4,695	(2)	43	(679)	4,057
Corporate debt	120,654	(71)	1,294	(15,795)	106,082
Mortgage-backed, asset-backed and collateralized:
RMBS	14,491	(25)	599	(788)	14,277
CMBS	11,045	(30)	22	(1,056)	9,981
CLO	11,203	—	90	(149)	11,144
ABS	14,956	—	63	(1,084)	13,935
Total mortgage-backed, asset-backed and collateralized	51,695	(55)	774	(3,077)	49,337
Total bonds available-for-sale	$184,946	$(128)	$2,186	$(20,477)	$166,527
(a)     The table above includes available-for-sale securities issued by related parties. This includes RMBS which had a fair value of $42 million and $43 million, and an amortized cost of $45 million and $45 million as of March 31, 2024 and December 31, 2023, respectively.
(b)    Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(c)    At March 31, 2024 includes mark-to-market movement (“MTM”) relating to embedded derivatives.

Corebridge | First Quarter 2024 Form 10-Q 30

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

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*
March 31, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$209	$6	$713	$266	$922	$272
Obligations of states, municipalities and political subdivisions	975	110	3,580	620	4,555	730
Non-U.S. governments	646	105	2,832	654	3,478	759
Corporate debt	12,342	2,040	72,528	14,798	84,870	16,838
RMBS	2,889	121	5,354	678	8,243	799
CMBS	828	35	6,766	898	7,594	933
CLO	2,550	24	3,047	61	5,597	85
ABS	2,942	110	8,285	902	11,227	1,012
Total bonds available-for-sale	$23,381	$2,551	$103,105	$18,877	$126,486	$21,428

December 31, 2023
Bonds available-for-sale:
U.S. government and government sponsored entities	$22	$3	$746	$230	$768	$233
Obligations of states, municipalities and political subdivisions	1,124	110	3,676	583	4,800	693
Non-U.S. governments	470	82	2,981	592	3,451	674
Corporate debt	11,338	1,760	75,045	14,009	86,383	15,769
RMBS	2,676	174	4,855	577	7,531	751
CMBS	1,840	159	6,570	886	8,410	1,045
CLO	2,992	60	3,823	89	6,815	149
ABS	2,599	110	8,138	974	10,737	1,084
Total bonds available-for-sale	$23,061	$2,458	$105,834	$17,940	$128,895	$20,398
*    At March 31, 2024 includes mark to market movement relating to embedded derivatives.
At March 31, 2024, we held 14,892 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 12,625 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2023, we held 15,034 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 12,787 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2024 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available-for-Sale
The following table presents the amortized cost and fair value of fixed maturity securities available-for-sale by contractual maturity:

	Total Fixed Maturity Securities Available-for-sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
March 31, 2024
Due in one year or less	$3,145	$3,108
Due after one year through five years	22,934	22,317
Due after five years through ten years	23,340	21,467
Due after ten years	83,036	68,071
Mortgage-backed, asset-backed and collateralized	55,851	53,863
Total	$188,306	$168,826

Corebridge | First Quarter 2024 Form 10-Q 31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Three Months Ended March 31,
	2024		2023
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$3	$(345)	$46	$(139)
For the three months ended March 31, 2024 and 2023, the aggregate fair value of available-for-sale securities sold was $2.5 billion and $2.7 billion, respectively, which resulted in Net realized gains (losses) of $(342) million and $(93) million, respectively. Included within the Net realized gains (losses) for the three months ended March 31, 2024 and 2023,are $(22) million and $(17) million of Net realized gains (losses) which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These Net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	March 31, 2024		December 31, 2023
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$39	1%	$40	1%
Non-U.S. governments	13	—	13	—
Corporate debt	2,704	57	2,653	57
Mortgage-backed, asset-backed and collateralized:
RMBS	169	4	170	4
CMBS	240	5	228	5
CLO	446	9	423	9
ABS	1,035	22	1,051	23
Total mortgage-backed, asset-backed and collateralized	1,890	40	1,872	41
Total fixed maturity securities	4,646	98	4,578	99
Equity securities	76	2	63	1
Total	$4,722	100%	$4,641	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	March 31, 2024	December 31, 2023
Alternative investments(a)(b)	$7,523	$7,690
Investment real estate(c)	1,896	1,932
All other investments(d)	617	635
Total	$10,036	$10,257
(a)At March 31, 2024, included hedge funds of $256 million and private equity funds of $7.3 billion. At December 31, 2023, included hedge funds of $299 million and private equity funds of $7.4 billion.
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
(c)Net of accumulated depreciation of $660 million and $680 million as of March 31, 2024 and December 31, 2023, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at March 31, 2024 and December 31, 2023, respectively.

Corebridge | First Quarter 2024 Form 10-Q 32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments
Other Invested Assets – Equity Method Investments
The carrying amount of equity method investments totaled $2.7 billion and $2.9 billion as of March 31, 2024 and December 31, 2023, respectively, representing various ownership percentages each period.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended March 31,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total

Available-for-sale fixed maturity securities, including short-term investments	$2,184	$195	$2,379	$1,896	$217	$2,113
Other fixed maturity securities	13	71	84	10	105	115
Equity securities	10	—	10	29	—	29
Interest on mortgage and other loans	580	48	628	512	50	562
Alternative investments*	(52)	33	(19)	(1)	31	30
Real estate	12	(7)	5	4	—	4
Other investments	12	—	12	3	—	3
Total investment income	2,759	340	3,099	2,453	403	2,856
Investment expenses	167	8	175	152	9	161
Net investment income	$2,592	$332	$2,924	$2,301	$394	$2,695
*    Included income from hedge funds and private equity funds. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

Three Months Ended March 31,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(320)	$(22)	$(342)	$(76)	$(17)	$(93)
Intent to sell	(15)	(32)	(47)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(62)	(6)	(68)	(17)	—	(17)
Change in allowance for credit losses on loans	(14)	2	(12)	(34)	(19)	(53)
Foreign exchange transactions, net of related hedges	46	1	47	11	7	18
Index-Linked interest credited embedded derivatives, net of related hedges	90	—	90	(178)	—	(178)
All other derivatives and hedge accounting*	105	(106)	(1)	(164)	48	(116)
Sales of alternative investments and real estate investments	20	(1)	19	5	1	6
Other	(28)	—	(28)	—	—	—
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(178)	(164)	(342)	(453)	20	(433)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	22	22	—	(1,025)	(1,025)
Net realized gains (losses)	$(178)	$(142)	$(320)	$(453)	$(1,005)	$(1,458)
*    Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 15.

Corebridge | First Quarter 2024 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Three Months Ended March 31,
(in millions)	2024	2023
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(1,087)	$4,019
Other investments	—	1
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$(1,087)	$4,020
*    Excludes net unrealized gains and losses attributable to business Held-for-sale at March 31, 2024 and December 31, 2023.
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

Three Months Ended March 31,	2024			2023
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$10	$70	$80	$29	$31	$60
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	18	2	20	33	1	34
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(8)	$68	$60	$(4)	$30	$26
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

Three Months Ended March 31,	2024			2023
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Balance, beginning of period	$55	$73	$128	$27	$121	$148
Additions:
Securities for which allowance for credit losses were not previously recorded	13	17	30	2	12	14
Reductions:
Securities sold during the period	(15)	(9)	(24)	(2)	(17)	(19)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	22	16	38	—	3	3
Write-offs charged against the allowance	(39)	(37)	(76)	—	(50)	(50)
Other	—	1	1	—	—	—
Balance, end of period	$36	$61	$97	$27	$69	$96
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

Corebridge | First Quarter 2024 Form 10-Q 34

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments
•loss severity and the timing of any recovery; and
•expected prepayment speeds.
Subsequent to the acquisition date, the purchased credit deteriorated assets follow the same accounting as other structured securities that are not of high credit quality.
We did not purchase securities with more-than-insignificant credit deterioration since their origination during the three months ended March 31, 2024 and 2023.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase agreements:

(in millions)	March 31, 2024	December 31, 2023
Fixed maturity securities available-for-sale	$3,651	$2,655
At March 31, 2024 and December 31, 2023, amounts borrowed under repurchase agreements totaled $3.6 billion and $2.5 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
March 31, 2024
Bonds available-for-sale:
Non-U.S. governments	$—	$51	$—	$—	$—	$51
Corporate debt	14	3,586	—	—	—	3,600
Total	$14	$3,637	$—	$—	$—	$3,651
December 31, 2023
Bonds available-for-sale:
Non-U.S. governments	$—	$209	$—	$—	$—	$209
Corporate debt	38	2,408	—	—	—	2,446
Total	$38	$2,617	$—	$—	$—	$2,655
There were no securities lending agreements at March 31, 2024 and December 31, 2023.
There were no reverse repurchase agreements at March 31, 2024 and December 31, 2023.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $10.1 billion and $8.1 billion at March 31, 2024 and December 31, 2023, respectively.

Corebridge | First Quarter 2024 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Investments
Other Pledges and Restrictions
Certain of our subsidiaries are members of FHLBs and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $273 million and $268 million of stock in FHLBs at March 31, 2024 and December 31, 2023, respectively. In addition, our subsidiaries have pledged securities available-for-sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.5 billion and $3.1 billion, respectively, at March 31, 2024 and $4.8 billion and $3.0 billion, respectively, at December 31, 2023.
Certain GICs recorded in policyholder contract deposits with a carrying value of $68 million and $53 million at March 31, 2024 and December 31, 2023, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $77 million and $63 million at March 31, 2024 and December 31, 2023, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $598 million and $490 million at March 31, 2024 and December 31, 2023, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modco with funds withheld.

7. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	March 31, 2024	December 31, 2023
Commercial mortgages(a)	$34,651	$34,172
Residential mortgages	9,000	8,445
Life insurance policy loans	1,747	1,746
Commercial loans, other loans and notes receivable(b)	3,146	3,202
Total mortgage and other loans receivable	48,544	47,565
Allowance for credit losses(c)	(714)	(698)
Mortgage and other loans receivable, net	$47,830	$46,867
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 19% and 10%, respectively, at March 31, 2024, and 19% and 10%, respectively, at December 31, 2023). The weighted average loan-to-value ratio for NY and CA was 61% and 56% at March 31, 2024, respectively, and 61% and 55% at December 31, 2023, respectively. The debt service coverage ratio for NY and CA was 1.9X and 2.1X at March 31, 2024, respectively, and 1.9X and 2.1X at December 31, 2023, respectively.
(b)There were no loans that were held for sale which are carried at lower of cost or market as of March 31, 2024 and December 31, 2023.
(c)Does not include allowance for credit losses of $48 million and $58 million at March 31, 2024 and December 31, 2023, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of March 31, 2024, $32 million and $546 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2023, $27 million and $419 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of March 31, 2024, accrued interest receivable was $33 million and $166 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2023, accrued interest receivable was $20 million and $162 million associated with residential mortgage loans and commercial mortgage loans, respectively.
A significant majority of commercial mortgages in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for us to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.
Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due. Nonperforming loans were not significant for all periods presented.

Corebridge | First Quarter 2024 Form 10-Q 36

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Lending Activities
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios for commercial mortgages by year of vintage*:

March 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
>1.2X	$631	$2,037	$6,197	$2,135	$1,274	$16,026	$28,300
1.00 - 1.20X	71	389	1,070	1,272	311	2,461	5,574
<1.00X	—	—	40	—	—	737	777
Total commercial mortgages	$702	$2,426	$7,307	$3,407	$1,585	$19,224	$34,651
December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
>1.2X	$2,156	$6,042	$1,955	$1,252	$4,813	$11,675	$27,893
1.00 - 1.20X	291	1,077	1,320	312	156	2,334	5,490
<1.00X	—	40	—	—	—	749	789
Total commercial mortgages	$2,447	$7,159	$3,275	$1,564	$4,969	$14,758	$34,172
*    The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended March 31, 2024 and December 31, 2023. The debt service coverage ratios are updated when additional relevant information becomes available.
The following table presents loan-to-value ratios for commercial mortgages by year of vintage*:

March 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
Less than 65%	$702	$2,148	$4,559	$2,341	$1,148	$12,289	$23,187
65% to 75%	—	278	2,162	660	286	4,811	8,197
76% to 80%	—	—	—	89	—	773	862
Greater than 80%	—	—	586	317	151	1,351	2,405
Total commercial mortgages	$702	$2,426	$7,307	$3,407	$1,585	$19,224	$34,651
December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
Less than 65%	$2,088	$4,470	$2,249	$1,126	$2,676	$10,186	$22,795
65% to 75%	280	1,748	658	287	1,916	2,853	7,742
76% to 80%	—	343	89	—	377	340	1,149
Greater than 80%	79	598	279	151	—	1,379	2,486
Total commercial mortgages	$2,447	$7,159	$3,275	$1,564	$4,969	$14,758	$34,172
*    The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 59% at both periods ended March 31, 2024, and December 31, 2023. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

Corebridge | First Quarter 2024 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Lending Activities
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
March 31, 2024
Credit Quality Performance Indicator:
In good standing	600	$13,970	$8,391	$3,743	$6,092	$1,793	$403	$34,392	99%
90 days or less delinquent(a)	2	—	61	180	—	—	—	241	1%
>90 days delinquent or in process of foreclosure	1	—	18	—	—	—	—	18	—%
Total(b)	603	$13,970	$8,470	$3,923	$6,092	$1,793	$403	$34,651	100%
Allowance for credit losses		$75	$355	$79	$89	$31	$5	$634	2%

December 31, 2023
Credit Quality Performance Indicator:
In good standing	600	$13,861	$8,468	$3,787	$5,908	$1,805	$325	$34,154	100%
90 days or less delinquent	1	—	18	—	—	—	—	18	—%
>90 days delinquent or in process of foreclosure	—	—	—	—	—	—	—	—	—%
Total(b)	601	$13,861	$8,486	$3,787	$5,908	$1,805	$325	$34,172	100%
Allowance for credit losses		$85	$340	$74	$83	$27	$5	$614	2%
(a)Includes $61 million of Offices loans and $20 million of Retail loans supporting the Fortitude Re Funds Withheld arrangements, 90 days or less delinquent, at March 31, 2024.
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

March 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO*:
780 and greater	$55	$639	$592	$2,292	$642	$737	$4,957
720 - 779	198	1,117	537	542	150	313	2,857
660 - 719	69	363	232	131	40	158	993
600 - 659	—	11	35	18	10	57	131
Less than 600	—	2	18	9	5	28	62
Total residential mortgages	$322	$2,132	$1,414	$2,992	$847	$1,293	$9,000
December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO*:
780 and greater	$514	$528	$2,280	$619	$239	$497	$4,677
720 - 779	1,121	608	558	168	99	209	2,763
660 - 719	313	256	113	40	37	120	879
600 - 659	2	20	11	8	9	51	101
Less than 600	—	—	2	2	4	17	25
Total residential mortgages	$1,950	$1,412	$2,964	$837	$388	$894	$8,445
*    Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On March 31, 2024 and December 31, 2023 residential loans direct to consumers totaled $2.3 billion and $1.7 billion, respectively.

Corebridge | First Quarter 2024 Form 10-Q 38

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Lending Activities
ALLOWANCE FOR CREDIT LOSSES
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable*:

Three Months Ended March 31,	2024			2023
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$614	$84	$698	$531	$69	$600
Loans charged off	—	(6)	(6)	—	—	—
Net charge-offs	—	(6)	(6)	—	—	—
Addition to (release of) allowance for loan losses	20	2	22	55	4	59
Divestitures	—	—	—	—	—	—
Allowance, end of period	$634	$80	$714	$586	$73	$659
*    Does not include allowance for credit losses of $48 million and $54 million, respectively, at March 31, 2024 and 2023 in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Condensed Consolidated Balance Sheets
Our expectations and models used to estimate the allowance for losses on commercial and residential mortgage loans are regularly updated to reflect the current economic environment.
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
During the three months ended March 31, 2024, commercial mortgage loans with an amortized cost of $11 million supporting the funds withheld arrangements with Fortitude Re and commercial loans, other loans and notes receivable with an amortized cost of $168 million (none of which were supporting the funds withheld arrangements with Fortitude Re, and $168 million of which is related to the loans previously modified in 2023) were granted term extensions. The modified loans represent less than 1% and 6%, respectively, of these portfolio segments. These modifications added less than one year to the weighted average life of loans in each of these two portfolio segments.
During the three months ended March 31, 2024 and 2023, Corebridge did not modify any loans to borrowers experiencing financial difficulty.
There were no loans that defaulted during the three months ended March 31, 2024 and 2023, that had been previously modified with borrowers experiencing financial difficulties.
Corebridge closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers with financial difficulty that have been modified in the previous 12 months are current and performing in conjunction with its modified terms.

Corebridge | First Quarter 2024 Form 10-Q 39

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
FORTITUDE RE
AGL, VALIC and USL, have modco agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda.
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
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	March 31, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available-for-sale	$14,656	$14,656	$15,204	$15,204	Fair value through other comprehensive income
Fixed maturity securities - fair value option	4,283	4,283	4,212	4,212	Fair value through net investment income
Commercial mortgage loans	3,345	3,091	3,378	3,157	Amortized cost
Real estate investments	175	302	184	329	Amortized cost
Private equity funds/hedge funds	1,920	1,920	1,910	1,910	Fair value through net investment income
Policy loans	325	325	330	330	Amortized cost
Short-term Investments	161	161	129	129	Fair value through net investment income
Funds withheld investment assets	24,865	24,738	25,347	25,271
Derivative assets, net(a)	14	14	45	45	Fair value through realized gains (losses)
Other(b)	571	571	641	641	Amortized cost
Total	$25,450	$25,323	$26,033	$25,957
(a)    The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $14 million and $1 million, respectively, as of March 31, 2024. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $62 million and $6 million, respectively, as of December 31, 2023. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)    Primarily comprised of Cash and Accrued investment income.

Corebridge | First Quarter 2024 Form 10-Q 40

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Net investment income - Fortitude Re funds withheld assets	$332	$394
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) Fortitude Re funds withheld assets	(164)	20
Net realized gains (losses) Fortitude Re funds withheld embedded derivatives	22	(1,025)
Net realized losses on Fortitude Re funds withheld assets	(142)	(1,005)
Income (loss) before income tax benefit (expense)	190	(611)
Income tax benefit (expense)*	40	(128)
Net income (loss)	150	(483)
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available-for-sale*	(116)	451
Comprehensive income (loss)	$34	$(32)
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
The total reinsurance recoverables as of March 31, 2024 were $27.7 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 100% of the reinsurance recoverables were investment grade, (ii) less than 1% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.

Corebridge | First Quarter 2024 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended March 31,
(in millions)	2024	2023
Balance, beginning of period	$30	$84
Current period provision for expected credit losses and disputes	(10)	(10)
Write-offs charged against the allowance for credit losses and disputes	(2)	—
Other changes	—	—
Balance, end of period	$18	$74
There were no material recoveries of credit losses previously written off for the three months ended March 31, 2024 or 2023.
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

Corebridge | First Quarter 2024 Form 10-Q 42

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Variable Interest Entities
BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
March 31, 2024
Assets:
Bonds available-for-sale	$39	$121	$160
Other bond securities	46	—	46
Equity securities	19	—	19
Mortgage and other loans receivable	—	1,872	1,872
Other invested assets
Alternative investments(a)	2,536	—	2,536
Investment real estate	1,413	—	1,413
Short-term investments	157	2	159
Cash	54	—	54
Accrued investment income	2	5	7
Other assets	79	10	89
Total assets(b)	$4,345	$2,010	$6,355
Liabilities:
Debt of consolidated investment entities	$1,042	$1,156	$2,198
Other liabilities	71	33	104
Total liabilities	$1,113	$1,189	$2,302
December 31, 2023
Assets:
Bonds available-for-sale	$36	$76	$112
Other bond securities	45	—	45
Equity securities	8	—	8
Mortgage and other loans receivable	—	1,941	1,941
Other invested assets
Alternative investments(a)	2,695	—	2,695
Investment real estate	1,488	—	1,488
Short-term investments	125	5	130
Cash	61	—	61
Accrued investment income	2	5	7
Other assets	93	2	95
Total assets(b)	$4,553	$2,029	$6,582
Liabilities:
Debt of consolidated investment entities	$1,117	$1,149	$2,266
Other liabilities	82	1	83
Total liabilities	$1,199	$1,150	$2,349
(a)    Composed primarily of investments in real estate joint ventures at March 31, 2024 and December 31, 2023.
(b)    The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)    Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At March 31, 2024 and December 31, 2023, together, the Company and AIG affiliates have commitments to internal parties of $1.7 billion and $1.8 billion and commitments to external parties of $0.5 billion and $0.4 billion, respectively. At March 31, 2024, $1.1 billion out of the internal commitments was from subsidiaries of Corebridge entities and $0.6 billion was from other AIG affiliates. At December 31, 2023, $1.2 billion out of the internal commitments was from subsidiaries of Corebridge entities, and $0.6 billion was from other AIG affiliates.

Corebridge | First Quarter 2024 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Variable Interest Entities
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Statements of Income (Loss):

	Real Estate and	Securitization
	Investment	and Repackaging
(in millions)	Entities	Vehicles	Total
Three Months Ended March 31, 2024
Total revenue	$(63)	$16	$(47)
Net income attributable to noncontrolling interests	$(51)	$—	$(51)
Net income (loss) attributable to Corebridge	$(32)	$9	$(23)
Three Months Ended March 31, 2023
Total revenue	$53	$59	$112
Net income attributable to noncontrolling interests	$6	$—	$6
Net income (loss) attributable to Corebridge	$33	$45	$78
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
March 31, 2024
Real estate and investment entities(a)	$415,594	$5,573	$2,740	$8,313
Total	$415,594	$5,573	$2,740	$8,313
December 31, 2023
Real estate and investment entities(a)	$398,978	$5,532	$2,870	$8,402
Total	$398,978	$5,532	$2,870	$8,402
(a)    Composed primarily of hedge funds and private equity funds.
(b)    At March 31, 2024 and December 31, 2023, $5.5 billion and $5.5 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)    These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
Additionally, from time to time, AIG designed internal securitizations and a series of VIEs, which are not consolidated by Corebridge, that securitized certain secured loans, bank loans and residential mortgage loans. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 5 and 6. As of March 31, 2024, the total VIE assets of these securitizations are $3.0 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.2 billion. As of December 31, 2023, the total VIE assets of these securitizations are $3.1 billion, of which Corebridge’s maximum exposure to loss is $2.2 billion.

10. Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate futures, swaps and options), equity derivatives (such as equity futures, swaps and options) and fixed maturity securities are used to economically mitigate interest rate risk, equity risk and credit spread exposure associated with MRBs and embedded derivatives contained in insurance contract liabilities. Interest rate derivatives are used to manage interest rate risk associated with fixed maturity securities as well as other interest rate sensitive assets and liabilities. Equity derivatives are used to economically mitigate financial risk associated with embedded derivatives and MRBs in certain insurance liabilities. In addition, equity derivatives are used to economically hedge certain investments. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with foreign denominated investments, net capital exposures and foreign currency transactions. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. As part of our strategy to enhance investment income, in addition to hedging activities, we also enter into derivative contracts with respect to investment operations, which may include, among other things, credit default swaps (CDSs), total return swaps and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.

Corebridge | First Quarter 2024 Form 10-Q 44

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
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$696	$210	$3,149	$64	$2,213	$238	$833	$18
Foreign exchange contracts	5,822	400	1,019	58	2,918	354	4,829	164
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	51,805	2,975	34,607	2,993	41,056	2,709	41,225	3,260
Foreign exchange contracts	11,337	599	4,220	259	6,260	586	7,878	399
Equity contracts	76,330	2,876	14,588	1,228	76,561	2,017	14,144	745
Credit contracts(b)	2,005	78	5	—	305	8	5	—
Other contracts(c)	43,182	13	47	1	44,640	13	47	2
Total derivatives, gross	$191,177	$7,151	$57,635	$4,603	$173,953	$5,925	$68,961	$4,588
Counterparty netting(d)		(4,279)		(4,279)		(3,646)		(3,646)
Cash collateral(e)		(2,381)		(166)		(1,886)		(801)
Total derivatives on Condensed Consolidated Balance Sheets(f)		$491		$158		$393		$141
(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)    Includes written credit default swaps linked to certain actively traded indices. In the case of a credit event, the maximum future payment is limited to the constituent’s representation within the index.
(c)    Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(d)    Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)    Represents cash collateral posted and received that is eligible for netting.
(f)    Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. The fair value of assets related to bifurcated embedded derivatives were both zero at March 31, 2024 and December 31, 2023. The fair value of liabilities related to bifurcated embedded derivatives was $10.9 billion and $10.2 billion at March 31, 2024 and December 31, 2023, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities, index universal life contracts and bonds available-for-sale, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.

Corebridge | First Quarter 2024 Form 10-Q 45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Derivatives and Hedge Accounting

The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	March 31, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$8,038	$215	$1	$—	$53,163	$622	$5,720	$232
Total derivatives with third parties	183,139	6,936	57,634	4,603	120,790	5,303	63,241	4,356
Total derivatives, gross	$191,177	$7,151	$57,635	$4,603	$173,953	$5,925	$68,961	$4,588
As of March 31, 2024 and December 31, 2023, the following amounts were recorded on the Condensed Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	March 31, 2024		December 31, 2023
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available-for-sale, at fair value	$6,312	$—	$7,412	$—
Commercial mortgage and other loans(a)	—	(23)	—	(24)
Policyholder contract deposits(b)	(5,244)	84	(4,756)	(31)
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
Collateral posted by us to third parties for derivative transactions was $1.0 billion and $1.4 billion at March 31, 2024 and December 31, 2023, respectively. No  collateral was posted by us to related parties for derivative transactions at March 31, 2024 and December 31, 2023, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.6 billion and $1.9 billion at March 31, 2024 and December 31, 2023, respectively. Collateral provided to us from related parties for derivative transactions was $220 million and $377 million at March 31, 2024 and December 31, 2023, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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

Corebridge | First Quarter 2024 Form 10-Q 46

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
In 2022 we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances. For the three months ended March 31, 2024 and 2023, $7 million and $7 million, respectively, has been reclassified into Interest expense. The remaining amount in AOCI, of $167 million, will be reclassified into Interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
For additional information related to the debt issuances, see Note 17 to the Consolidated Financial Statements in the 2023 Form 10-K.
We also designated certain interest rate swaps as cash flow hedges of floating-rate investment assets. Related to such swaps, for the three months ended March 31, 2024, we recognized derivative gains (losses) of $(18) million in AOCI and $(3) million in net investment income. As it relates to such hedges, we do not expect any reclassifications into net investment income over the next 12 months and there are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the three months ended March 31, 2024 and 2023 of $2 million and $(1) million, respectively, included in Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(b)	Excluded Components(b)(c)	Hedged Items	Net Impact
Three Months Ended March 31, 2024
Interest rate contracts:
Interest credited to policyholder account balances	$(59)	$—	$65	$6
Foreign exchange contracts:
Realized gains (losses)	$144	$(11)	$(144)	$(11)
Three Months Ended March 31, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$86	$—	$(88)	$(2)
Foreign exchange contracts:
Realized gains (losses)	$(83)	$79	$83	$79
(a) Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)    Includes gains and losses with related parties for the three months ended March 31, 2024 and 2023.
(c)    Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

Corebridge | First Quarter 2024 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended March 31,
(in millions)	2024	2023
By Derivative Type:
Interest rate contracts	$(367)	$32
Foreign exchange contracts	224	(67)
Equity contracts	189	83
Credit contracts	23	—
Other contracts	16	(127)
Embedded derivatives	(562)	(384)
Fortitude Re funds withheld embedded derivative	22	(1,025)
Total(a)	$(455)	$(1,488)
By Classification:
Policy fees	$15	$16
Net investment income - Fortitude Re funds withheld assets	5	(2)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets(b)	298	(414)
Net realized gains (losses) on Fortitude Re funds withheld assets	(95)	43
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	22	(1,025)
Policyholder benefits	—	3
Change in the Fair value of market risk benefits(c)	(700)	(109)
Total(a)	$(455)	$(1,488)
(a)    Includes gains (losses) with related parties of $(13) million and $6 million for the three months ended March 31, 2024 and 2023, respectively.
(b)    Includes a $5 million gain (loss) related to the sale of AIG Life reported in Net (gain) loss on divestitures. For further details on this transaction, see Notes 1 and 4.
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
HYBRID SECURITIES WITH EMBEDDED CREDIT DERIVATIVES
We invest in hybrid securities (such as credit-linked notes) with the intent of generating income, and not specifically to acquire exposure to embedded derivative risk. As is the case with our other investments in RMBS, CMBS, CLOs, ABS and collateralized debt obligations (“CDOs”), our investments in these hybrid securities are exposed to losses only up to the amount of our initial investment in the hybrid security. Other than our initial investment in the hybrid securities, we have no further obligation to make payments on the embedded credit derivatives in the related hybrid securities.
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were both zero at March 31, 2024 and December 31, 2023. These securities have par amounts of $25 million and $25 million at March 31, 2024 and December 31, 2023, respectively, and have remaining stated maturity dates that extend to 2052.

Corebridge | First Quarter 2024 Form 10-Q 48

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Deferred Policy Acquisition Costs

11. Deferred Policy Acquisition Costs
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
DAC for all contracts, except for those with limited to no exposure to policyholder behavior risk, (i.e., certain investment contracts), is grouped and amortized on a constant level basis over the expected term of the related contracts.
Value of Business Acquired (“VOBA”): VOBA is determined at the time of acquisition and is reported in the Condensed Consolidated Balance Sheets with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase. VOBA is amortized, consistent with DAC, i.e., over the life of the business on a constant level basis.
The following table presents a rollforward of deferred policy acquisition costs and value of business acquired related to long-duration contracts for the three months ended March 31, 2024 and 2023:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
DAC:
Balance at January 1, 2024	$4,777	$1,055	$4,092	$70	$9,994
Capitalization	170	22	135	13	340
Amortization expense	(149)	(21)	(93)	(3)	(266)
Other, including foreign exchange	—	—	(7)	—	(7)
Reclassified to Assets held-for-sale	—	—	(27)	—	(27)
Balance at March 31, 2024	$4,798	$1,056	$4,100	$80	$10,034

Balance at January 1, 2023	$4,643	$1,060	$4,718	$51	$10,472
Capitalization	187	21	107	4	319
Amortization expense	(137)	(21)	(93)	(2)	(253)
Other, including foreign exchange	—	—	13	—	13
Balance at March 31, 2023	$4,693	$1,060	$4,745	$53	$10,551

VOBA:
Balance at January 1, 2024	$2	$1	$14	$—	$17
Amortization expense	—	—	(1)	—	(1)
Other, including foreign exchange	—	—	(1)	—	(1)
Balance at March 31, 2024	$2	$1	$12	$—	$15

Balance at January 1, 2023	$3	$1	$87	$—	$91
Amortization expense	—	—	(3)	—	(3)
Other, including foreign exchange	(2)	—	4	—	2
Balance at March 31, 2023	$1	$1	$88	$—	$90
Total DAC and VOBA:
Balance at March 31, 2024					$10,049
Balance at March 31, 2023					$10,641

Corebridge | First Quarter 2024 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Deferred Policy Acquisition Costs

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
The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31,	2024			2023
	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
(in millions)
Balance, beginning of year	$333	$164	$497	$381	$177	$558
Capitalization	1	—	1	2	—	2
Amortization expense	(13)	(3)	(16)	(14)	(3)	(17)
Balance, end of period	$321	$161	$482	$369	$174	$543
Other reconciling items*			1,660			2,145
Other assets, including restricted cash			$2,142			$2,688
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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 5.
The following table presents fair value of separate account investment options:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
March 31, 2024
Equity funds	$26,945	$30,285	$900	$635	$58,765
Bond funds	4,121	3,315	45	1,281	8,762
Balanced funds	18,179	5,663	55	2,062	25,959
Money market funds	693	802	16	176	1,687
Total	$49,938	$40,065	$1,016	$4,154	$95,173

December 31, 2023
Equity funds	$25,451	$28,675	$819	$593	$55,538
Bond funds	4,037	3,292	44	1,303	8,676
Balanced funds	17,711	5,479	53	1,923	25,166
Money market funds	694	742	16	173	1,625
Total	$47,893	$38,188	$932	$3,992	$91,005

Corebridge | First Quarter 2024 Form 10-Q 50

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Separate Account Assets and Liabilities
The following table presents the balances and changes in separate account liabilities:

Three Months Ended March 31, 2024	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)

Separate accounts balance, beginning of year	$47,893	$38,188	$932	$3,992	$91,005
Premiums and deposits	294	340	9	69	712
Policy charges	(288)	(115)	(12)	(24)	(439)
Surrenders and withdrawals	(1,193)	(1,052)	(9)	(31)	(2,285)
Benefit payments	(239)	(154)	(2)	(5)	(400)
Investment performance	3,451	2,934	98	139	6,622
Net transfers from (to) general account and other	20	(76)	—	14	(42)
Separate accounts balance, end of period	$49,938	$40,065	$1,016	$4,154	$95,173
Cash surrender value*	$48,975	$39,865	$995	$4,150	$93,985

Three Months Ended March 31, 2023
Separate accounts balance, beginning of year	$45,178	$34,361	$799	$4,515	$84,853
Premiums and deposits	451	360	9	26	846
Policy charges	(344)	(110)	(12)	(24)	(490)
Surrenders and withdrawals	(844)	(669)	(6)	(404)	(1,923)
Benefit payments	(215)	(130)	(1)	(54)	(400)
Investment performance	2,131	2,186	53	99	4,469
Net transfers from (to) general account and other	73	(78)	(1)	8	2
Separate accounts balance, end of period	$46,430	$35,920	$841	$4,166	$87,357
Cash surrender value*	$45,388	$35,726	$794	$4,168	$86,076
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
For traditional and limited pay long-duration products, benefit reserves are accrued and benefit expense is recognized using a net premium ratio (“NPR”) methodology for each annual cohort of business.

Corebridge | First Quarter 2024 Form 10-Q 51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |13. Future Policy Benefits
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

Three Months Ended March 31, 2024	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,379	$—	$973	$9,352
Effect of changes in discount rate assumptions (AOCI)	—	—	1,482	—	44	1,526
Reclassified to Liabilities held-for-sale	—	—	4,287	—	—	4,287
Beginning balance at original discount rate	—	—	14,148	—	1,017	15,165
Effect of actual variances from expected experience	—	—	(13)	—	—	(13)
Adjusted beginning of year balance	—	—	14,135	—	1,017	15,152
Issuances	—	—	353	—	—	353
Interest accrual	—	—	117	—	11	128
Net premium collected	—	—	(381)	—	(29)	(410)
Foreign exchange impact	—	—	(46)	—	—	(46)
Other	—	—	(4)	—	—	(4)
Ending balance at original discount rate	—	—	14,174	—	999	15,173
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,621)	—	(57)	(1,678)
Reclassified to Liabilities held-for-sale	—	—	(4,247)	—	—	(4,247)
Balance, end of period	$—	$—	$8,306	$—	$942	$9,248

Present value of expected future policy benefits
Balance, beginning of year	$1,353	$217	$17,531	$18,482	$20,654	$58,237
Effect of changes in discount rate assumptions (AOCI)	132	(3)	2,745	1,906	437	5,217
Reclassified to Liabilities held-for-sale	—	—	5,119	—	—	5,119
Beginning balance at original discount rate	1,485	214	25,395	20,388	21,091	68,573
Effect of actual variances from expected experience(a)	(6)	(1)	(7)	—	(9)	(23)
Adjusted beginning of year balance	1,479	213	25,388	20,388	21,082	68,550
Issuances	34	5	350	1,726	2	2,117
Interest accrual	16	3	236	217	252	724
Benefit payments	(33)	(7)	(458)	(283)	(370)	(1,151)
Foreign exchange impact	—	—	(61)	(82)	—	(143)
Other	—	—	(3)	—	(3)	(6)
Ending balance at original discount rate	1,496	214	25,452	21,966	20,963	70,091
Effect of changes in discount rate assumptions (AOCI)	(153)	—	(3,149)	(2,347)	(959)	(6,608)
Reclassified to Liabilities held-for-sale	—	—	(5,078)	—	—	(5,078)
Balance, end of period	$1,343	$214	$17,225	$19,619	$20,004	$58,405
Net liability for future policy benefits, end of period	1,343	214	8,919	19,619	19,062	49,157
Liability for future policy benefits for certain participating contracts	—	—	13	—	1,289	1,302
Liability for universal life policies with secondary guarantees and similar features(b)	—	—	3,917	—	55	3,972
Deferred profit liability	78	9	20	1,595	850	2,552
Other reconciling items(c)	31	—	477	—	96	604
Future policy benefits for life and accident and health insurance contracts	1,452	223	13,346	21,214	21,352	57,587
Less: Reinsurance recoverable:	(4)	—	(714)	(37)	(21,352)	(22,107)
Net liability for future policy benefits after reinsurance recoverable	$1,448	$223	$12,632	$21,177	$—	$35,480

Weighted average liability duration of the liability for future policy benefits(d)(e)	7.7	6.7	12.6	12.2	11.2

Corebridge | First Quarter 2024 Form 10-Q 52

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |13. Future Policy Benefits

Three Months Ended March 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$11,654	$—	$991	$12,645
Effect of changes in discount rate assumptions (AOCI)	—	—	1,872	—	66	1,938
Beginning balance at original discount rate	—	—	13,526	—	1,057	14,583
Effect of actual variances from expected experience	1	—	12	—	3	16
Adjusted beginning of year balance	1	—	13,538	—	1,060	14,599
Issuances	6	—	322	—	—	328
Interest accrual	—	—	106	—	12	118
Net premium collected	(7)	—	(352)	—	(30)	(389)
Foreign exchange impact	—	—	96	—	—	96
Other	—	—	3	—	—	3
Ending balance at original discount rate	—	—	13,713	—	1,042	14,755
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,648)	—	(48)	(1,696)
Balance, end of period	$—	$—	$12,065	$—	$994	$13,059

Present value of expected future policy benefits
Balance, beginning of year	$1,223	$211	$21,179	$12,464	$20,429	$55,506
Effect of changes in discount rate assumptions (AOCI)	167	2	3,424	2,634	1,083	7,310
Beginning balance at original discount rate	1,390	213	24,603	15,098	21,512	62,816
Effect of actual variances from expected experience(a)	(3)	(1)	26	(5)	—	17
Adjusted beginning of year balance	1,387	212	24,629	15,093	21,512	62,833
Issuances	70	2	318	1,450	3	1,843
Interest accrual	12	3	224	139	257	635
Benefit payments	(32)	(7)	(476)	(228)	(379)	(1,122)
Foreign exchange impact	—	—	277	125	—	402
Other	—	—	1	—	(3)	(2)
Ending balance at original discount rate	1,437	210	24,973	16,579	21,390	64,589
Effect of changes in discount rate assumptions (AOCI)	(141)	3	(3,081)	(2,302)	(492)	(6,013)
Balance, end of period	$1,296	$213	$21,892	$14,277	$20,898	$58,576
Net liability for future policy benefits, end of period	1,296	213	9,827	14,277	19,904	45,517
Liability for future policy benefits for certain participating contracts	—	—	14	—	1,326	1,340
Liability for universal life policies with secondary guarantees and similar features(b)	—	—	3,457	—	55	3,512
Deferred profit liability	83	10	16	1,415	871	2,395
Other reconciling items(c)	39	3	493	—	107	642
Future policy benefits for life and accident and health insurance contracts	1,418	226	13,807	15,692	22,263	53,406
Less: Reinsurance recoverable:	(4)	—	(1,187)	(37)	(22,263)	(23,491)
Net liability for future policy benefits after reinsurance recoverable	$1,414	$226	$12,620	$15,655	$—	$29,915

Weighted average liability duration of the liability for future policy benefits(d)	7.7	7.1	12.4	11.5	11.6
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

Corebridge | First Quarter 2024 Form 10-Q 53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |13. Future Policy Benefits
For the three months ended March 31, 2024 and 2023 in the traditional and term life insurance block, capping of net premium ratios at 100% caused a (credit)/charge to net income of $(1) million and $25 million, respectively. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Three Months Ended March 31,
(in millions)		2024	2023
Individual Retirement	Undiscounted expected future benefits and expense	$2,156	$2,048
	Undiscounted expected future gross premiums	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$309	$317
	Undiscounted expected future gross premiums	$—	$—
Life Insurance(a) (b)	Undiscounted expected future benefits and expense	$40,741	$39,028
	Undiscounted expected future gross premiums	$30,656	$28,964
Institutional Markets	Undiscounted expected future benefits and expense	$42,519	$29,029
	Undiscounted expected future gross premiums	$—	$—
Corporate and other (c)(d)	Undiscounted expected future benefits and expense	$42,701	$44,148
	Undiscounted expected future gross premiums	$2,106	$2,225
(a)    Includes balances that have been reclassified to Liabilities held-for-sale in the Condensed Consolidated Balance Sheets. See Note 4 for additional information.
(b)    Life insurance discounted expected future gross premiums (at current discount rate) for three months ended March 31, 2024 were $20.0 billion.
(c)    Corporate and other discounted expected future gross premiums (at current discount rate) for three months ended March 31, 2024 were $1.4 billion
(d)    Represents activity ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums		Interest Accretion
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2024	2023	2024	2023
Individual Retirement	$39	$75	$16	$12
Group Retirement	5	6	3	3
Life Insurance	618	575	119	118
Institutional Markets	1,805	1,581	217	139
Corporate and Other	52	54	241	245
Total	$2,519	$2,291	$596	$517
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

March 31, 2024
Weighted-average interest rate, original discount rate *	3.79%	5.13%	4.12%	4.25%	4.86%
Weighted-average interest rate, current discount rate *	5.27%	5.24%	5.28%	5.19%	5.32%
March 31, 2023
Weighted-average interest rate, original discount rate	3.65%	5.19%	4.11%	3.76%	4.88%
Weighted-average interest rate, current discount rate	5.33%	4.91%	5.08%	5.04%	5.10%
*    Weighted-average interest rates for Life Insurance include balances that have been reclassified to Liabilities held-for-sale.
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

Corebridge | First Quarter 2024 Form 10-Q 54

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |13. Future Policy Benefits
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
The following table presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features:

	Three Months Ended March 31,
	2024			2023
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$3,731	$55	$3,786	$3,300	$55	$3,355
Effect of changes in experience	109	(1)	108	74	(1)	73
Adjusted beginning balance	$3,840	$54	$3,894	$3,374	$54	$3,428
Assessments	145	—	145	179	—	179
Excess benefits paid	(232)	—	(232)	(238)	—	(238)
Interest accrual	38	1	39	28	1	29
Other	—	—	—	(5)	—	(5)
Changes related to unrealized appreciation (depreciation) of investments	126	—	126	119	—	119
Balance, end of period	$3,917	$55	$3,972	$3,457	$55	$3,512
Less: Reinsurance recoverable	(172)	(55)	(227)	(192)	—	(192)
Balance, end of period, net of Reinsurance recoverable	$3,745	$—	$3,745	$3,265	$55	$3,320
Weighted average duration of liability *	25.3	9.1		26.4	9.4
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
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies with secondary guarantees and similar features:

	Gross Assessments Three Months Ended March 31,		Interest Accretion Three Months Ended March 31,

(in millions)	2024	2023	2024	2023
Life Insurance	$248	$299	$38	$28
Corporate and Other	10	10	1	1
Total	$258	$309	$39	$29

Corebridge | First Quarter 2024 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |13. Future Policy Benefits

The following table presents the calculation of weighted average interest rate for the liability for universal life policies with secondary guarantees and similar features:

March 31,	2024		2023
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	3.92%	4.20%	3.76%	4.24%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
The following table presents details concerning our universal life policies with secondary guarantees and similar features:

	Three Months Ended March 31,
(in millions, except for attained age of contract holders)	2024	2023
Account value	$3,773	$3,556
Net amount at risk	$73,092	$70,014
Average attained age of contract holders	53	53

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

Corebridge | First Quarter 2024 Form 10-Q 56

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)
Three Months Ended March 31, 2024
Policyholder contract deposits account balance, beginning of year	$94,896	$41,299	$10,231	$13,649	$3,333	$163,408
Deposits	4,878	1,349	407	798	11	7,443
Policy charges	(186)	(122)	(377)	(17)	(15)	(717)
Surrenders and withdrawals	(4,600)	(2,466)	(73)	(31)	(21)	(7,191)
Benefit payments	(761)	(494)	(79)	(181)	(79)	(1,594)
Net transfers from (to) separate account	1,248	1,024	5	(27)	—	2,250
Interest credited	816	303	121	157	40	1,437
Other	(3)	2	6	(11)	3	(3)
Policyholder contract deposits account balance, end of period	96,288	40,895	10,241	14,337	3,272	165,033
Other reconciling items(b)	(1,225)	(192)	134	33	—	(1,250)
Policyholder contract deposits	$95,063	$40,703	$10,375	$14,370	$3,272	$163,783
Weighted average crediting rate	2.86%	3.05%	4.39%	4.59%	4.98%
Cash surrender value(c)	$89,795	$39,746	$9,042	$2,585	$1,696	$142,864
Three Months Ended March 31, 2023
Policyholder contract deposits account balance, beginning of year	$89,554	$43,395	$10,224	$11,734	$3,587	$158,494
Deposits	4,864	1,326	414	595	11	7,210
Policy charges	(244)	(110)	(384)	(17)	(16)	(771)
Surrenders and withdrawals	(3,171)	(2,016)	(56)	(403)	(20)	(5,666)
Benefit payments	(1,036)	(557)	(49)	(167)	(88)	(1,897)
Net transfers from (to) separate account	728	592	(1)	443	—	1,762
Interest credited	377	270	88	105	43	883
Other	(2)	3	(16)	4	(1)	(12)
Policyholder contract deposits account balance, end of period	91,070	42,903	10,220	12,294	3,516	160,003
Other reconciling items(b)	(1,889)	(279)	116	74	—	(1,978)
Policyholder contract deposits	$89,181	$42,624	$10,336	$12,368	$3,516	$158,025
Weighted average crediting rate	2.52%	2.78%	4.24%	3.55%	4.95%
Cash surrender value(c)	$84,906	$41,361	$8,874	$2,545	$1,781	$139,467
(a)     Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), and thus, did not impact the ending balance of policyholder contract deposits.
(b)    Reconciling items principally relate to MRBs that are bifurcated and reported separately, net of embedded derivatives that are recorded in policyholder contract deposits.
(c)     Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs do not have a cash surrender value).
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 15.

Corebridge | First Quarter 2024 Form 10-Q 57

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

March 31, 2024	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$6,251	$1,917	$28,202	$36,370
> 1% - 2%	3,556	21	1,490	5,067
> 2% - 3%	7,653	11	1,407	9,071
> 3% - 4%	6,342	36	5	6,383
> 4% - 5%	424	—	4	428
> 5%	32	—	3	35
Total	$24,258	$1,985	$31,111	$57,354
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,133	$1,895	$7,672	$11,700
> 1% - 2%	3,597	1,126	670	5,393
> 2% - 3%	11,686	215	110	12,011
> 3% - 4%	603	—	—	603
> 4% - 5%	6,579	—	—	6,579
> 5%	141	—	—	141
Total	$24,739	$3,236	$8,452	$36,427
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	110	365	475
> 2% - 3%	9	1,072	856	1,937
> 3% - 4%	1,190	482	7	1,679
> 4% - 5%	2,820	—	—	2,820
> 5%	214	—	—	214
Total	$4,233	$1,664	$1,228	$7,125
Total*	$53,230	$6,885	$40,791	$100,906
Percentage of total	53%	7%	40%	100%

Corebridge | First Quarter 2024 Form 10-Q 58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Policyholder Contract Deposits and Other Policyholder Funds

March 31, 2023		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$7,776	$2,562	$23,263	$33,601
	> 1% - 2%	3,994	24	2,163	6,181
	> 2% - 3%	9,155	1	390	9,546
	> 3% - 4%	7,359	40	6	7,405
	> 4% - 5%	452	—	4	456
	> 5%	32	—	4	36
	Total	$28,768	$2,627	$25,830	$57,225
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,063	$2,713	$6,049	$10,825
	> 1% - 2%	5,005	908	353	6,266
	> 2% - 3%	13,561	40	—	13,601
	> 3% - 4%	658	—	—	658
	> 4% - 5%	6,821	—	—	6,821
	> 5%	153	—	—	153
	Total	$28,261	$3,661	$6,402	$38,324
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	131	349	480
	> 2% - 3%	28	862	1,079	1,969
	> 3% - 4%	1,417	118	198	1,733
	> 4% - 5%	2,946	—	—	2,946
	> 5%	222	—	—	222
	Total	$4,613	$1,111	$1,626	$7,350
Total*		$61,642	$7,399	$33,858	$102,899
Percentage of total		60%	7%	33%	100%
*    Excludes policyholder contract deposits account balances that are not subject to guaranteed minimum crediting rates.
OTHER POLICYHOLDER FUNDS
Other policyholder funds include unearned revenue reserve (“URR”), consisting of front-end loads on investment-oriented contracts, representing those policy loads that are non-level and typically higher in initial policy years than in later policy years. Amortization of URR is recorded in Policy fees.
URR for investment-oriented contracts are generally deferred and amortized into income using the same assumptions and factors used to amortize DAC (i.e., on a constant level basis).

Corebridge | First Quarter 2024 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents a rollforward of the unearned revenue reserve for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Balance, beginning of year	$1,770	$1	$94	$1,865
Revenue deferred	40	—	—	40
Amortization	(28)	—	(2)	(30)
Balance, end of period	$1,782	$1	$92	$1,875
Other reconciling items*				989
Other policyholder funds				$2,864
Three Months Ended March 31, 2023
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	38	—	—	38
Amortization	(27)	(1)	(2)	(30)
Balance, end of period	$1,738	$1	$103	$1,842
Other reconciling items*				1,055
Other policyholder funds				$2,897
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

Corebridge | First Quarter 2024 Form 10-Q 60

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Market Risk Benefits
The following table presents the balances of and changes in MRBs:

Three Months Ended March 31, 2024	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$4,562	$308	$4,870
Effect of changes in our own credit risk	(1,072)	(88)	(1,160)
Balance, beginning of year, before effect of changes in our own credit risk	$3,490	$220	$3,710
Issuances	123	10	133
Interest accrual	45	3	48
Attributed fees	174	15	189
Expected claims	(18)	—	(18)
Effect of changes in interest rates	(474)	(38)	(512)
Effect of changes in interest rate volatility	(14)	—	(14)
Effect of changes in equity markets	(529)	(50)	(579)
Effect of changes in equity index volatility	(15)	—	(15)
Actual outcome different from model expected outcome	(63)	3	(60)
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	(5)	(1)	(6)
Other, including foreign exchange	—	(2)	(2)
Balance, end of period before effect of changes in our own credit risk	2,714	160	2,874
Effect of changes in our own credit risk	1,100	89	1,189
Balance, end of period	3,814	249	4,063
Less: Reinsured MRB, end of period	(68)	—	(68)
Net Liability Balance after reinsurance recoverable	$3,746	$249	$3,995
Net amount at risk
GMDB only	$623	$136	$759
GMWB only	$128	$12	$140
Combined*	$576	$13	$589
Weighted average attained age of contract holders	71	64

Three Months Ended March 31, 2023
Balance, beginning of year	$3,738	$296	$4,034
Effect of changes in our own credit risk	(441)	(24)	(465)
Balance, beginning of year, before effect of changes in our own credit risk	$3,297	$272	$3,569
Issuances	191	9	200
Interest accrual	38	4	42
Attributed fees	235	17	252
Expected claims	(25)	(1)	(26)
Effect of changes in interest rates	478	46	524
Effect of changes in interest rate volatility	(73)	(4)	(77)
Effect of changes in equity markets	(391)	(36)	(427)
Effect of changes in equity index volatility	16	(3)	13
Actual outcome different from model expected outcome	72	1	73
Effect of changes in other future expected assumptions	(94)	(18)	(112)
Other, including foreign exchange	1	—	1
Balance, end of period before effect of changes in our own credit risk	3,745	287	4,032
Effect of changes in our own credit risk	339	32	371
Balance, end of period	4,084	319	4,403
Less: Reinsured MRB, end of period	(89)	—	(89)
Net liability balance after reinsurance recoverable	$3,995	$319	$4,314
Net amount at risk
GMDB only	$1,307	$266	$1,573
GMWB only	$63	$5	$68
Combined*	$1,726	$31	$1,757
Weighted average attained age of contract holders	71	64
* Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

Corebridge | First Quarter 2024 Form 10-Q 61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	March 31, 2024			March 31, 2023
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$968	$4,714	$3,746	$685	$4,680	$3,995
Group Retirement	204	453	249	145	464	319
Total	$1,172	$5,167	$3,995	$830	$5,144	$4,314
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
Yearly Renewable Term Agreements
Certain of our reinsurers have sought rate increases on certain YRT agreements. We are disputing the requested rate increases under these agreements. Certain reinsurers with whom we have disputes have initiated arbitration proceedings against us, may initiate additional proceedings, and other reinsurers may initiate them in the future. To the extent reinsurers have sought retroactive premium increases, we have accrued our current estimate of probable loss with respect to these matters.
For additional information, see Note 8.

Corebridge | First Quarter 2024 Form 10-Q 62

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Contingencies, Commitments and Guarantees
Moriarty Litigation
AGL continues to defend against Moriarty v. American General Life Insurance Co. (S.D. Cal.), a putative class action involving Sections 10113.71 and 10113.72 of the California Insurance Code which was instituted against AGL on July 18, 2017. In general, those statutes require that for life-insurance policies issued and delivered in California: (1) the policy must contain a 60-day grace period following nonpayment of premium during which the policy remains in force; (2) the insurer must provide a 30-day pre-lapse notice; and (3) the insurer must notify policy owners of the right to designate a secondary recipient for lapse notices. The Moriarty plaintiff contends AGL did not comply with these requirements for a policy issued before these statutes went into effect. The plaintiff seeks damages and other relief. AGL asserts various defenses to the plaintiff’s claims and to class certification. In 2022, the District Court held a trial was necessary to determine whether AGL was liable, and it denied class certification. In May 2023, the case was reassigned to a new judge. On August 14, 2023, the District Court granted the plaintiff’s motion for summary judgment on the plaintiff’s breach-of-contract claim. On September 26, 2023, the District Court decided that good cause exists to allow the plaintiff to file a third motion for class certification. At the same time, however, the District Court certified its August 14, 2023 order for interlocutory appeal to the Ninth Circuit and stayed trial-court proceedings pending the outcome of AGL’s appeal. The Ninth Circuit granted AGL’s petition for interlocutory appeal on November 21, 2023, which remains pending. AGL filed its opening brief on April 15, 2024.
AGL is defending other actions in California involving similar issues: Allen v. Protective Life Insurance Co. and AGL (E.D. Cal.), filed on June 6, 2022, in which the individual plaintiff filed a motion on August 11, 2023 seeking leave to amend the complaint to add class-action allegations against AGL; and Chuck v. American General Life Insurance Co. (C.D. Cal.), which was filed on September 6, 2023 as a putative class action.
These cases are in the early stages, and we expect their progress will be influenced by future developments in Moriarty and cases against other insurers involving the same statutes.
We have accrued our current estimate of probable loss with respect to these litigation matters.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $4.4 billion at March 31, 2024.
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
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which American Home Assurance Company (“AHAC”) or National Union Fire Insurance Company of Pittsburgh, PA (“NUFIC”) has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the three months ended March 31, 2024 or 2023.

Corebridge | First Quarter 2024 Form 10-Q 63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Contingencies, Commitments and Guarantees
AIG Parent provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of Corebridge Life Holdings, Inc. (“CRBGLH”). This includes:
•a guarantee (the “CRBGLH External Debt Guarantee”) in connection with CRBGLH junior subordinated debentures and certain CRBGLH notes (the “CRBGLH External Debt”); and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, CRBGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes were guaranteed by AIG Parent for the benefit of AGL. We paid no fees for these guarantees during the three months ended March 31, 2024 or 2023. On August 1, 2023, the guarantee of these promissory notes was novated from AIG Parent to Corebridge Parent.
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

17. Equity
COMMON STOCK
The following table presents a rollforward of outstanding shares:

Three Months Ended March 31, 2024	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	648,148,737	(26,484,411)	621,664,326
Shares issued under long-term incentive compensation plans	2,041,112	1,169,261	3,210,373
Shares repurchased	—	(9,464,016)	(9,464,016)
Shares, end of period	650,189,849	(34,779,166)	615,410,683
Repurchase of Corebridge Common Stock
Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through the Securities and Exchange Act of 1934, as amended (the Exchange Act) Rule 10b5-1 repurchase plans. On May 4, 2023, our Board of Directors authorized a $1 billion share repurchase program. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
From April 1, 2024 to April 26, 2024, we repurchased approximately 3.8 million shares of Corebridge Common Stock for an aggregate purchase price of approximately $105 million, leaving approximately $154 million under the share repurchase authorization as of April 26, 2024.
On April 30, 2024, our Board of Directors authorized an additional $2.0 billion share repurchase program. Under this program, Corebridge Parent may, from time to time, purchase up to $2.0 billion of its common stock but is not obligated to purchase any particular number of shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

Corebridge | First Quarter 2024 Form 10-Q 64

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
RETAINED EARNINGS
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

February 14, 2024	March 15, 2024	March 29, 2024	$0.23
Dividends Declared
On May 2, 2024, the Company declared a cash dividend on Corebridge common stock of $0.23 per share, payable on June 28, 2024 to shareholders of record at close of business on June 14, 2024.

Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2023, net of tax	$(79)	$(14,650)	$(909)	$2,095	$146	$(63)	$2	$(13,458)
Change in unrealized depreciation of investments *	45	(1,120)	—	—	—	—	—	(1,075)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(29)	—	—	—	—	(29)
Change in discount rates assumptions of certain liabilities	—	—	—	695	—	—	—	695
Change in future policy benefits and other	—	(127)	—	—	—	—	—	(127)
Change in cash flow hedges	—	—	—	—	(25)	—	—	(25)
Change in foreign currency translation adjustments	—	—	—	—	—	(4)	—	(4)
Change in net actuarial loss	—	—	—	—	—	—	—	—
Change in deferred tax asset (liability)	(10)	71	6	(152)	5	1	—	(79)
Total other comprehensive income (loss)	35	(1,176)	(23)	543	(20)	(3)	—	(644)
Other	—	(39)	—	—	1	—	—	(38)
Less: Noncontrolling interests	—	—	—	—	—	(1)	—	(1)
Balance, March 31, 2024, net of tax	$(44)	$(15,865)	$(932)	$2,638	$127	$(65)	$2	$(14,139)
Balance, December 31, 2022, net of tax	$(92)	$(19,380)	$(365)	$2,908	$157	$(100)	$9	$(16,863)
Change in unrealized depreciation of investments	38	3,982	—	—	—	—	—	4,020
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	94	—	—	—	—	94
Change in discount rates assumptions of certain liabilities	—	—	—	(595)	—	—	—	(595)
Change in future policy benefits and other	—	(116)	—	—	—	—	—	(116)
Change in cash value hedges	—	—	—	—	(7)	—	—	(7)
Change in foreign currency translation adjustments	—	—	—	—	—	37	—	37
Change in net actuarial loss	—	—	—	—	—	—	3	3
Change in deferred tax asset (liability)	(8)	(734)	(20)	130	3	(1)	(1)	(631)
Total other comprehensive income (loss)	30	3,132	74	(465)	(4)	36	2	2,805
Other	—	—	—	—	—	—	—	—
Less: Noncontrolling interests	—	—	—	—	—	9	—	9
Balance, March 31, 2023, net of tax	$(62)	$(16,248)	$(291)	$2,443	$153	$(73)	$11	$(14,067)

*    Includes the change in net unrealized gains and losses attributable to held-for-sale businesses at March 31, 2024 and December 31, 2023.

Corebridge | First Quarter 2024 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
The following table presents the OCI reclassification adjustments for the three months ended March 31, 2024 and 2023, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended March 31, 2024
Unrealized change arising during period	$39	$(1,583)	$(29)	$695	$(25)	$(4)	$—	$(907)
Less: Reclassification adjustments included in net income	(6)	(336)	—	—	—	—	—	(342)
Total other comprehensive income (loss), before income tax expense (benefit)	45	(1,247)	(29)	695	(25)	(4)	—	(565)
Less: Income tax expense (benefit)	10	(71)	(6)	152	(5)	(1)	—	79
Total other comprehensive income (loss), net of income tax expense (benefit)	$35	$(1,176)	$(23)	$543	$(20)	$(3)	$—	$(644)
Three Months Ended March 31, 2023
Unrealized change arising during period	$24	$3,779	$94	$(595)	$(7)	$37	$3	$3,335
Less: Reclassification adjustments included in net income	(14)	(87)	—	—	—	—	—	(101)
Total other comprehensive income (loss), before income tax expense (benefit)	38	3,866	94	(595)	(7)	37	3	3,436
Less: Income tax expense (benefit)	8	734	20	(130)	(3)	1	1	631
Total other comprehensive income (loss), net of income tax expense (benefit)	$30	$3,132	$74	$(465)	$(4)	$36	$2	$2,805
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
(in millions)	2024	2023
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(6)	$(14)	Net realized gains (losses)
Total	(6)	(14)
Unrealized appreciation (depreciation) of all other investments
Investments	(336)	(87)	Net realized gains (losses)
Total	(336)	(87)
Total reclassifications for the period	$(342)	$(101)
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

Corebridge | First Quarter 2024 Form 10-Q 66

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
The changes in non-redeemable noncontrolling interest due to distributions to noncontrolling interests primarily relate to dividends or other distributions related to consolidated investment entities.
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Three Months Ended March 31,
(in millions)	2024	2023
Beginning balance	$869	$939
Net income (loss) attributable to redeemable noncontrolling interest	(51)	6
Other comprehensive income (loss), net of tax	(1)	9
Changes in noncontrolling interests due to divestitures and acquisitions	1	(19)
Contributions from noncontrolling interests	21	25
Distributions to noncontrolling interests	(29)	(50)
Ending balance	$810	$910
Refer to Note 9 for additional information related to Variable Interest Entities.

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
The following table presents the computation of basic and diluted EPS for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions, except per common share data)	2024	2023
Numerator for EPS:
Net income (loss)	$827	$(453)
Less: Net income (loss) attributable to noncontrolling interests	(51)	6
Net income (loss) attributable to Corebridge common shareholders	$878	$(459)

Denominator for EPS:
Weighted average common shares outstanding - basic	624.0	650.8
Dilutive common shares	0.9	—
Weighted average common shares outstanding - diluted	624.9	650.8

Income per common share attributable to Corebridge common shareholders
Common stock - basic	$1.41	$(0.70)
Common stock - diluted	$1.41	$(0.70)
*    Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 0.4 million and 2.5 million for the three months ended March 31, 2024 and 2023, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

Corebridge | First Quarter 2024 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Income Taxes

19. Income Taxes
RECENT TAX LAW CHANGES
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
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended March 31, 2024, the effective tax rate on income from operations was 18.6%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with dividends received deduction, excess tax benefits related to share based compensation payments recorded through the income statement, adjustments to deferred tax assets, tax adjustments related to prior year returns including interest, and reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities. These tax benefits were partially offset by the net establishment of additional U.S. federal and foreign valuation allowance and tax charges associated with state and local income taxes.
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
As a result of the held-for-sale designation of AIG Life, as of March 31, 2024, we do not consider our foreign earnings with respect to our operations in Europe to be indefinitely reinvested. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

Corebridge | First Quarter 2024 Form 10-Q 68

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
Recent events, changes in target interest rates by the Board of Governors of the Federal Reserve System and significant market volatility, impacted actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macroeconomic and Corebridge-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies.
To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. A valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year is recorded discretely. For the three months ended March 31, 2024, we recorded an increase in valuation allowance of $15 million primarily attributable to current year activity. As of March 31, 2024, the balance sheet reflects a valuation allowance of $177 million related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized.
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
For the three months ended March 31, 2024, recent changes in market conditions, including rising interest rates, impacted the unrealized tax capital gains and losses in the U.S. life insurance companies’ available-for-sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of March 31, 2024, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized capital losses that are not more likely than not to be realized. For the three months ended March 31, 2024, we recorded an increase in valuation allowance of $194 million, respectively, associated with the unrealized tax capital losses in the U.S. life insurance companies’ available-for-sale securities portfolio. As of March 31, 2024, the balance sheet reflects a valuation allowance of $1.2 billion associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio. All of the valuation allowance established was allocated to OCI.
For the three months ended March 31, 2024, we recognized a $2 million increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions.
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

Corebridge | First Quarter 2024 Form 10-Q 69

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
Related Party Transactions with AIG
We have historically entered into various transactions with AIG, some of which are continuing and are described below. In addition, on September 14, 2022, we entered into a separation agreement with AIG (the “Separation Agreement”). The Separation Agreement governs the relationship between AIG and us following the IPO, including matters related to the allocation of assets and liabilities between the parties, indemnification obligations, our corporate governance, information rights for each party and consent rights of AIG with respect to certain business activities that we may undertake.
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
Separately, certain of our subsidiaries provide portfolio administration and investment planning, performance evaluation and oversight services to AIG PC International, LLC (“AIGPCI”), on a non-discretionary basis, with respect to the investment portfolios of various of AIGPCI’s non-U.S. subsidiaries. In some cases, these services are directly provided to AIGPCI’s non-US subsidiaries. We offer our Funds to AIGPCI’s non-U.S. subsidiaries. Our subsidiaries earn investment management and advisory fees under the IMAs and other service agreements, as well as management fees and carried interest distributions or similar performance-based compensation under the Funds’ operating agreements, the majority of which are based on, or calibrated to approximate, the costs of providing the services. With respect to a minority of the AIG client portfolios, which relate to assets backing risks that have been transferred to third parties, our subsidiaries earn market-based fees. Management and advisory fee income for these Investment Services and related services reflected in Other income on the Condensed Consolidated Statements of Income (Loss) were $7 million and $13 million for the three months ended March 31, 2024 and 2023, respectively.
Capital Markets Agreements
Historically, we received a suite of capital markets services, including securities lending, collateral management, repurchase transactions, derivatives execution and support, and operational support services, from AIG for which we pay a fee. AIG Markets, Inc. (“AIGM”) provided these services through various services agreements.
The suite of capital markets services previously provided by AIGM are now provided by our consolidated subsidiary Corebridge Markets, LLC (“CRBGM”). The majority of transactions previously outstanding with AIGM were legally transferred to CRBGM as of December 31, 2023.
In addition, in the ordinary course of business, we enter into over-the-counter derivative transactions with AIGM under standard ISDA Master Agreements. We previously had certain unsecured derivative transactions with AIG. On May 4, 2023, these previously unsecured derivative transactions became fully collateralized.
The total expenses incurred for services provided by AIGM reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Condensed Consolidated Statements of Income (Loss) were $0 million and $0 million for the three months ended March 31, 2024 and 2023, respectively. The derivative assets, net of gross assets and gross liabilities after collateral were $0 million and $13 million as of March 31, 2024 and December 31, 2023, respectively. The derivative liabilities, net of gross assets and gross liabilities after collateral were $0 million and $0 million as of March 31, 2024 and December 31, 2023, respectively. The collateral posted to AIGM was $0 million and $0 million as of March 31, 2024 and December 31, 2023, respectively. The collateral held by us was $220 million and $377 million as of March 31, 2024 and December 31, 2023, respectively.
For further details regarding derivatives, see Note 10.

Corebridge | First Quarter 2024 Form 10-Q 70

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
Amounts due to AIG under these agreements were $3 million and $39 million as of March 31, 2024 and December 31, 2023, respectively. Amounts due from AIG were $16 million and $38 million as of March 31, 2024 and December 31, 2023, respectively. The total service expenses incurred specific to these agreements reflected in General operating and other expenses on the Condensed Consolidated Statements of Income (Loss) were $13 million and $47 million for the three months ended March 31, 2024 and 2023, respectively.
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
Reinsurance assets related to these agreements were $65 million and $67 million as of March 31, 2024 and December 31, 2023, respectively. Amounts payable to AIRCO were $20 million and $13 million as of March 31, 2024 and December 31, 2023, respectively. Ceded premiums related to these agreements were $9 million and $7 million for the three months ended March 31, 2024 and 2023, respectively. Reinsurance assets and amounts payable related to these agreements have been reclassified to Assets held-for-sale and Liabilities held-for-sale, respectively.
For further details of reinsurance transactions, see Note 8.
Guarantees
Prior to the IPO, AIG provided certain guarantees to us. Pursuant to the Separation Agreement, we will indemnify, defend and hold harmless AIG against or from any liability arising from or related to such guarantees.
For further details regarding guarantees previously provided by AIG, see Note 16.
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
Prior to the IPO, Corebridge and SAFG Capital LLC were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. There were no payments to AIG in connection with the tax sharing agreements for the three months ended March 31, 2024 and 2023. Amounts receivable (payable) from or to AIG pursuant to the tax sharing agreements were $(378) million and $(371) million as of March 31, 2024 and December 31, 2023, respectively.
Employee Compensation and Benefits
Our employees participate in certain of AIG’s employee benefit programs. We had a payable of $22 million and $32 million as of March 31, 2024 and December 31, 2023, respectively, with respect to these programs. On September 14, 2022, we entered into an employee matters agreement with AIG (the “EMA”). The EMA allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters between us and AIG. The EMA generally provides that, unless otherwise specified, each party is responsible for liabilities associated with their current and former employees for purposes of compensation and benefit matters following the IPO.

Corebridge | First Quarter 2024 Form 10-Q 71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Related Parties
Related Party Transactions with Blackstone Inc. (“Blackstone”)
Investment Expense
We entered into a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred were $51 million and $35 million for the three months ended March 31, 2024 and 2023, respectively.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by an affiliate, and in other instances, affiliates may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by affiliates was $102 million and $102 million as of March 31, 2024 and December 31, 2023, respectively. The interest expense incurred on the debt reflected in Interest expense on the Condensed Consolidated Statements of Income (Loss) was $1 million and $7 million for the three months ended March 31, 2024 and 2023, respectively.
The noncontrolling interest included in the Condensed Consolidated Balance Sheets related to the VIEs held by affiliates was $478 million and $518 million as of March 31, 2024 and December 31, 2023, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by affiliates was $(21) million and $19 million for the three months ended March 31, 2024 and 2023, respectively.
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

Corebridge | First Quarter 2024 Form 10-Q 72

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
This MD&A addresses the consolidated financial condition of Corebridge as of March 31, 2024, compared with December 31, 2023, and its consolidated results of operations for the three months ended March 31, 2024 and 2023. In addition to historical data, this discussion contains forward-looking statements about our business operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the unaudited Condensed Consolidated Financial Statements and the statements under “Cautionary Statements Regarding Forward-Looking Information,” included elsewhere in this Quarterly Report and the “Risk Factors” section in the 2023 Form 10-K.

Corebridge | First Quarter 2024 Form 10-Q 73

Corebridge | First Quarter 2024 Form 10-Q 74

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
REVENUES
Our revenues come from five principal sources:
•Premiums are principally derived from our traditional life insurance and certain annuity products including pension risk transfer (“PRT”) transactions and structured settlements with life contingencies. Our premium income is driven by growth in new policies and contracts written and persistency of our in-force policies, both of which are influenced by a combination of factors including our efforts to attract and retain customers and market conditions that influence demand for our products;
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
•Net realized gains (losses), net include changes in the Fortitude Re funds withheld embedded derivative, risk management related derivative activities (excluding hedges of certain MRBs), changes in the fair value of embedded derivatives in certain of our insurance products and trading activity within our investment portfolio, including trading activity related to the Fortitude Re modco arrangement. Net realized gains (losses) vary due to the timing of sales of investments as well as changes in the fair value of embedded derivatives in certain of our insurance products and derivatives utilized to hedge certain embedded derivatives; and
•Advisory fee income and other income includes fees from registered investment advisory services, 12b-1 fees (marketing and distribution fees paid by mutual funds), other asset management fee income and commission-based broker-dealer services.
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
•Amortization of deferred policy acquisition costs and value of business acquired for all contracts except for other investment contracts is amortized, on a constant level basis over the expected term of the related contracts, using assumptions consistent with those used in estimating the related liability for future policy benefits, or any other related balances, for those corresponding contracts, as applicable. VOBA is determined at the time of acquisition and is reported with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase;
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

Corebridge | First Quarter 2024 Form 10-Q 75

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
Impact of Fortitude Re
In 2018, AIG established Fortitude Re, a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“Fortitude Holdings”), in a series of reinsurance transactions related to certain of AIG’s legacy operations. In February 2018, AGL, VALIC and USL entered into modco agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda. Following the sale of AIG’s majority ownership interest in Fortitude Holdings, AIG contributed its remaining ownership in Fortitude Re Bermuda and its one seat on its Board of Managers to us. As of March 31, 2024, our ownership interest in Fortitude Re was 2.46%.
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
Our net income experiences ongoing volatility as a result of the reinsurance agreements, which, as described above, give rise to a funds withheld payable that contains an embedded derivative. However, this net income volatility is almost entirely offset with a corresponding change in OCI, which reflects the fair value change from the investment portfolio supporting the funds withheld payable, which is primarily available-for-sale securities, resulting in minimal impact to our comprehensive income (loss) and equity attributable to Corebridge. The Company has also elected the fair value option on the acquisition of certain new fixed maturity securities, helping reduce the mismatch over time.
As of March 31, 2024, $26.1 billion of reserves had been ceded to Fortitude Re.
For additional information on our reinsurance agreements with Fortitude Re, see Note 8 to the Condensed Consolidated Financial Statements.
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
For additional information regarding Corebridge’s impact of Variable Annuity Guaranteed Benefit Riders and Hedging, see “Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits — Variable Annuity Guaranteed Benefits and Hedging Results.”

Corebridge | First Quarter 2024 Form 10-Q 76

ITEM 2 | Executive Summary
Embedded Derivatives for Fixed Index Annuity and Index Universal Life Products
Fixed index annuity contracts contain index interest credits which are accounted for as embedded derivatives and our index universal life insurance products also contain embedded derivatives. Policyholders may elect to rebalance among the various crediting strategies within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the index component by establishing different participation rates or caps on index credited rates. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future index growth rates, volatility of the index, future interest rates and our ability to adjust the participation rate and the cap on index credited rates in light of market conditions and policyholder behavior assumptions.
The following table summarizes the fair values of the embedded derivatives for fixed index annuity and index universal life products:

(in millions)	March 31, 2024	December 31, 2023
Fixed index annuities	$7,603	$6,953
Index universal life	$947	$989
Our Strategic Partnership with Blackstone
In 2021, we entered into a strategic partnership with Blackstone pursuant to which Blackstone acquired a 9.9% position in our common stock and we entered into a long-term asset management relationship with Blackstone IM. As of March 31, 2024, Blackstone managed approximately $62.7 billion in book value of assets in our investment portfolio.
For additional information on our Strategic Partnership with Blackstone, see “Investments” below.
Our Investment Management Agreements with BlackRock
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. As of March 31, 2024, BlackRock managed approximately $85.7 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets.
For additional information on our Investment Management Agreements with BlackRock, see “Investments” below.
Fair Value Option Bond Securities
We elect the fair value option on certain bond securities. When the fair value option is elected, the realized and unrealized gains and losses on these securities are reported in net investment income.
The following table shows the net investment income reported on fair value option bond securities:

	Three Months Ended March 31,
(in millions)	2024	2023
Net investment income - excluding Fortitude Re funds withheld assets	$13	$10
Net investment income - Fortitude Re funds withheld assets	71	105
Total	$84	$115
Separation Costs
In connection with our separation from AIG, we have incurred and expect to continue to incur one-time and recurring expenses. As of March 31, 2024, we have incurred approximately $492 million of one-time expenses on a pre-tax basis. These expenses primarily relate to replicating and replacing functions, systems and infrastructure provided by AIG; rebranding; and accounting advisory, consulting and actuarial fees. In addition to these separation costs, we expect to incur costs related to the evolution of our investments organization to reflect our strategic partnerships with key external managers, our implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in fees for asset management services.
In addition, as part of Corebridge Forward, we aim to achieve an annual run rate expense reduction of approximately $400 million on a pre-tax basis and expect the majority of the reduction to be achieved within 24 months of the IPO. Through March 31, 2024 we have acted upon or contracted approximately $394 million of exit run rate savings on a pre-tax basis. Corebridge Forward is expected to have a cumulative cost to achieve of approximately $300 million on a pre-tax basis. As of March 31, 2024, the cost to achieve has been approximately $181 million.

Corebridge | First Quarter 2024 Form 10-Q 77

ITEM 2 | Executive Summary
COREBRIDGE’S MACROECONOMIC, INDUSTRY AND REGULATORY TRENDS
Our business is affected by industry and economic factors such as changes in interest rates and credit spreads; geopolitical tensions (including the ongoing armed conflicts between Ukraine and Russia and in the Middle East); credit and equity market conditions; currency exchange rates; regulation; tax policy; competition; and general economic, market and political conditions. We continued to operate under market conditions in 2024 and 2023 characterized by factors such as higher interest rates, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.
Below is a discussion of certain industry and economic factors impacting our business:
Demographics
We expect our target market of individuals planning for retirement to continue to grow with the size of the U.S. population age 65 and over that is expected to increase by approximately 30% by 2030 from just ten years earlier. In addition, we believe that reduced employer-paid retirement benefits will drive an increasing need for our individual retirement solutions. Further, consumers in the United States continue to prefer purchasing life insurance and retirement products through an agent or advisor, which positions us favorably given our broad distribution platform and in-house advisory capabilities. We continue to seek opportunities to develop new products and adapt our existing products to the growing needs of individuals to plan, save for and achieve secure financial futures.
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
Our hedging costs could also be significantly impacted by changes in the level of equity markets as rebalancing and option costs are tied to the equity market volatility. These hedging costs are partially offset by our rider fees that are tied to the level of the volatility index (“VIX”). As rebalancing and option costs increase or decrease, the rider fees will increase or decrease partially offsetting the hedging costs incurred.
For Additional information see “Risk Factors—Risks Relating to Market Conditions—We are exposed to risk from equity market declines or volatility in the 2023 Form 10-K.
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
For additional information see “Risk Factors—Risks Relating to Market Conditions—Our business is highly dependent on economic and capital market conditions in the 2023 Form 10-K.
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the first quarter of 2024 may impact the private equity investments in the alternative investments portfolio in the second quarter of 2024.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products resulting in an increase in our base net investment spreads.
As of March 31, 2024, increases in key rates have improved yields on new investments, which are now higher than the yield on maturities and redemptions that we are experiencing in our existing portfolios. Furthermore, the impact of interest rate increases is further reflected in our results as these rate increases have also reduced the value of fixed income assets that are held in the variable annuity separate accounts and brokerage and advisory assets, and accordingly, have adversely impacted the fees that are charged on these accounts. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.

Corebridge | First Quarter 2024 Form 10-Q 78

ITEM 2 | Executive Summary
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
For example, On March 6, 2024, the SEC adopted final rules that require registrants, including Corebridge, to disclose certain climate-related information in registration statements and annual reports. The final rules require registrants to disclose, among other things: the impacts of material climate-related risks; the processes for identifying, assessing and managing such risks; information about the oversight of climate-related risks by the board of directors and management’s role in managing material climate-related risks; and information about any climate-related targets or goals that are material to a registrant's business, results of operations, or financial condition. The final rules also require, if material, disclosure of registrants’ Scope 1 and/or Scope 2 greenhouse gas emissions. In addition, registrants must disclose certain information in their audited financial statements, including aggregate expenditures expensed and losses as well as capitalized costs and charges, in each case as a result of severe weather events and other natural conditions, subject to de minimis disclosure thresholds.
The final rules include a phased-in compliance period beginning in fiscal year 2025 for large accelerated filers such as Corebridge. Numerous legal challenges were filed after the rule’s adoption, which lawsuits have been consolidated in the Eighth Circuit. On April 4, 2024, the SEC exercised its discretion to stay the final rules pending completion of judicial review in the U.S. Court of Appeals for the Eighth Circuit. Corebridge is evaluating the potential impacts of these new requirements. However, if these requirements are implemented following completion of judicial review, they may increase the complexity of Corebridge’s periodic reporting as a U.S. public company and are expected to result in additional compliance and reporting costs.
In addition, on April 25, 2024, the Department of Labor (“DOL”) published a final rule in the Federal Register updating the definition for when a person is an “investment advice fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and IRAs. The DOL also published changes with respect to existing prohibited transactions exemptions (“PTEs”) relating to such advice, including PTE 84-24 and PTE 2020-02. The rule is effective September 23, 2024, and includes a one-year transition period thereafter for certain requirements. We are evaluating the potential impact of the DOL’s rule to our business.
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see “Business—Regulation” in the 2023 Form 10-K.
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

Corebridge | First Quarter 2024 Form 10-Q 79

ITEM 2 | Executive Summary
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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 52% and 54% were crediting at the contractual minimum guaranteed interest rate at March 31, 2024 and December 31, 2023, respectively. The percentages of fixed account values of our annuity products that are currently crediting at rates above 1% were 49% and 50% at March 31, 2024 and December 31, 2023, respectively. In the universal life insurance products in our Life Insurance business, 59% and 59% of the account values were crediting at the contractual minimum guaranteed interest rate at March 31, 2024 and December 31, 2023, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
For additional information on our investment and asset-liability management strategies, see “Investments” below.

Corebridge | First Quarter 2024 Form 10-Q 80

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics

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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Three Months Ended March 31,
(in millions)	2024	2023
Total revenues	$5,836	$4,262
Fortitude Re related items:
Net investment (income) on Fortitude Re funds withheld assets	(332)	(394)
Net realized (gains) losses on Fortitude Re funds withheld assets	164	(20)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	(22)	1,025
Subtotal - Fortitude Re related items	(190)	611
Other non-Fortitude Re reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	(18)	(13)
Other (income) - net	(6)	(10)
Net realized (gains) losses*	231	513
Subtotal - Other non-Fortitude Re reconciling items	207	490
Total adjustments	17	1,101
Adjusted revenues	$5,853	$5,363
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
APTOI excludes the impact of the following items:
FORTITUDE RE RELATED ADJUSTMENTS:
The modified coinsurance (“modco”) reinsurance agreements with Fortitude Re transfer the economics of the invested assets supporting the reinsurance agreements to Fortitude Re. Accordingly, the net investment income on Fortitude Re funds withheld assets and the net realized gains (losses) on Fortitude Re funds withheld assets are excluded from APTOI. Similarly, changes in the Fortitude Re funds withheld embedded derivative are also excluded from APTOI.
The ongoing results associated with the reinsurance agreement with Fortitude Re have been excluded from APTOI as these are not indicative of our ongoing business operations.

Corebridge | First Quarter 2024 Form 10-Q 81

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

Corebridge | First Quarter 2024 Form 10-Q 82

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) attributable to Corebridge to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) attributable to Corebridge:

Three Months Ended March 31,	2024				2023
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/net income, including noncontrolling interests	$1,016	$189	$—	$827	$(669)	$(216)	$—	$(453)
Noncontrolling interests	—	—	51	51	—	—	(6)	(6)
Pre-tax income/net income attributable to Corebridge	1,016	189	51	878	(669)	(216)	(6)	(459)
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(332)	(71)	—	(261)	(394)	(87)	—	(307)
Net realized (gains) losses on Fortitude Re funds withheld assets	164	35	—	129	(20)	(4)	—	(16)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(22)	(5)	—	(17)	1,025	227	—	798
Subtotal Fortitude Re related items	(190)	(41)	—	(149)	611	136	—	475
Other reconciling items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	26	—	(26)	—	21	—	(21)
Deferred income tax valuation allowance (releases) charges	—	(17)	—	17	—	(16)	—	16
Changes in fair value of market risk benefits, net	(369)	(77)	—	(292)	196	41	—	155
Changes in fair value of securities used to hedge guaranteed living benefits	1	—	—	1	3	1	—	2
Changes in benefit reserves related to net realized gains (losses)	(3)	(1)	—	(2)	(5)	(1)	—	(4)
Net realized (gains) losses*	222	47	—	175	508	107	—	401
Separation costs	67	14	—	53	52	11	—	41
Restructuring and other costs	47	10	—	37	27	6	—	21
Non-recurring costs related to regulatory or accounting changes	—	—	—	—	4	1	—	3
Net (gain) loss on divestiture	(5)	(1)	—	(4)	3	1	—	2
Noncontrolling interests	51	—	(51)	—	(6)	—	6	—
Subtotal: Other non-Fortitude Re reconciling items	11	1	(51)	(41)	782	172	6	616
Total adjustments	(179)	(40)	(51)	(190)	1,393	308	6	1,091
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge	$837	$149	$—	$688	$724	$92	$—	$632
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
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	At March 31,	At December 31,
(in millions, except per common share data)	2024	2023
Total Corebridge shareholders' equity (a)	$11,576	$11,766
Less: Accumulated other comprehensive income (loss)	(14,139)	(13,458)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,497)	(2,332)
Adjusted Book Value (b)	$23,218	$22,892

Total common shares outstanding (c)	615.4	621.7

Book value per common share (a/c)	$18.81	$18.93
Adjusted book value per common share (b/c)	$37.73	$36.82

Corebridge | First Quarter 2024 Form 10-Q 83

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
The following table presents the reconciliation of Adjusted ROAE:

	Three Months Ended March 31,
(in millions, unless otherwise noted)	2024	2023
Actual or annualized net income (loss) attributable to Corebridge shareholders (a)	$3,512	$(1,836)
Actual or annualized adjusted after-tax operating income attributable to Corebridge shareholders (b)	2,752	2,528
Average Corebridge shareholders’ equity (c)	11,671	10,468
Less: Average AOCI	(13,799)	(15,465)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,415)	(2,586)
Average Adjusted Book Value (d)	$23,055	$23,347

Return on Average Equity (a/c)	30.1%	(17.5)%
Adjusted ROAE (b/d)	11.9%	10.8%
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
The following table presents the premiums and deposits:

	Three Months Ended March 31,
(in millions)	2024	2023
Individual Retirement
Premiums	$41	$78
Deposits	4,822	4,807
Other(a)	(2)	(2)
Premiums and deposits	4,861	4,883
Group Retirement
Premiums	5	6
Deposits	2,049	2,240
Premiums and deposits(b)(c)	2,054	2,246
Life Insurance
Premiums	434	425
Deposits	393	398
Other(a)	267	226
Premiums and deposits	1,094	1,049
Institutional Markets
Premiums	1,796	1,575
Deposits	781	581
Other(a)	9	7
Premiums and deposits	2,586	2,163
Total
Premiums	2,276	2,084
Deposits	8,045	8,026
Other(a)	274	231
Premiums and deposits	$10,595	$10,341
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $730 million and $542 million for the three months ended March 31, 2024 and 2023, respectively.
(c)Includes inflows related to in-plan mutual funds of $791 million and $1.0 billion for the three months ended March 31, 2024 and 2023, respectively.

Corebridge | First Quarter 2024 Form 10-Q 84

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Three Months Ended March 31,
(in millions)	2024	2023
Net investment income (net income basis)	$2,924	$2,695
Net investment (income) on Fortitude Re funds withheld assets	(332)	(394)
Change in fair value of securities used to hedge guaranteed living benefits	(18)	(13)
Other adjustments	(6)	(10)
Derivative income recorded in net realized gains (losses)	61	57
Total adjustments	(295)	(360)
Net investment income (APTOI basis)	$2,629	$2,335
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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

	March 31,	December 31,
(in millions)	2024	2023
Individual Retirement
AUM	$153,065	$149,691
AUA	—	—
Total Individual Retirement AUMA	153,065	149,691
Group Retirement
AUM	81,509	79,910
AUA	44,706	42,271
Total Group Retirement AUMA	126,215	122,181
Life Insurance
AUM	26,989	26,691
AUA	—	—
Total Life Insurance AUMA *	26,989	26,691
Institutional Markets
AUM	43,276	40,678
AUA	43,168	44,607
Total Institutional Markets AUMA	86,444	85,285
Total AUMA	$392,713	$383,848
*The March 31, 2024 and December 31, 2023 AUMA excludes $184 million and $181 million, respectively, of assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

Corebridge | First Quarter 2024 Form 10-Q 85

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
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Three Months Ended March 31,
(in millions)	2024	2023
Individual Retirement
Spread income	$713	$623
Fee income	307	277
Total Individual Retirement*	1,020	900
Group Retirement
Spread income	200	213
Fee income	190	176
Total Group Retirement	390	389
Life Insurance
Underwriting margin	297	356
Total Life Insurance	297	356
Institutional Markets
Spread income	106	82
Fee income	16	16
Underwriting margin	18	17
Total Institutional Markets	140	115
Total
Spread income	1,019	918
Fee income	513	469
Underwriting margin	315	373
Total	$1,847	$1,760

Corebridge | First Quarter 2024 Form 10-Q 86

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Three Months Ended March 31,
(in millions)	2024	2023
Individual Retirement
Base portfolio income	$1,335	$1,123
Variable investment income	4	5
Net investment income	1,339	1,128
Group Retirement
Base portfolio income	494	491
Variable investment income	1	9
Net investment income	495	500
Life Insurance
Base portfolio income	327	317
Variable investment income	(1)	—
Net investment income	326	317
Institutional Markets
Base portfolio income	489	318
Variable investment income	(2)	14
Net investment income	487	332
Total
Base portfolio income	2,645	2,249
Variable investment income	2	28
Net investment income (APTOI basis) - Insurance operations	$2,647	$2,277
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
The following table presents a summary of our Net Flows:

	Three Months Ended March 31,
(in millions)	2024	2023
Individual Retirement
Fixed Annuities	$(211)	$(90)
Fixed Index Annuities	925	1,388
Variable Annuities	(1,228)	(636)
Total Individual Retirement	(514)	662
Group Retirement	(1,891)	(819)
Total Net Flows	$(2,405)	$(157)

Corebridge | First Quarter 2024 Form 10-Q 87

ITEM 2 Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three months ended March 31, 2024 and 2023. For factors that relate primarily to a specific business, see “— Business Segment Operations.”

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues:
Premiums	$2,295	$2,105
Policy fees	714	698
Net investment income	2,924	2,695
Net realized losses	(320)	(1,458)
Advisory fee and other income	223	222
Total revenues	5,836	4,262
Benefits and expenses:
Policyholder benefits	2,807	2,495
Change in the fair value of market risk benefits, net	(369)	196
Interest credited to policyholder account balances	1,199	1,026
Amortization of deferred policy acquisition costs and value of business acquired	267	256
Non-deferrable insurance commissions	143	136
Advisory fee expenses	68	65
General operating expenses	572	582
Interest expense	138	172
Net (gain) loss on divestitures	(5)	3
Total benefits and expenses	4,820	4,931
Income (loss) before income tax expense (benefit)	1,016	(669)
Income tax expense (benefit)	189	(216)
Net income (loss)	827	(453)
Less: Net income (loss) attributable to noncontrolling interests	(51)	6
Net income (loss) attributable to Corebridge	$878	$(459)
The following table presents certain balance sheet data:

(in millions, except per common share data)	March 31, 2024	December 31, 2023
Balance sheet data:
Total assets	$385,588	$379,270
Long-term debt	$9,118	$9,118
Debt of consolidated investment entities	$2,530	$2,504
Total Corebridge shareholders’ equity	$11,576	$11,766
Book value per common share	$18.81	$18.93
Adjusted book value per common share	$37.73	$36.82
Financial Highlights
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded pre-tax income of $1.0 billion in the three months ended March 31, 2024 compared to pre-tax loss of $669 million in the three months ended March 31, 2023. The change in pre-tax income was primarily due to:
•lower net realized losses of $1.1 billion primarily driven by lower losses on the Fortitude Re funds withheld embedded derivative and withheld assets;
•favorable change in the fair value of market risk benefits, net of $565 million primarily driven by the impacts of changes in equity markets and interest rate volatility;
•higher net investment income of $229 million primarily driven by higher base portfolio income partially offset by lower income related to the Fortitude Re funds withheld assets and lower variable investment income; and

Corebridge | First Quarter 2024 Form 10-Q 88

ITEM 2 Consolidated Results of Operations
•higher premiums of $190 million primarily on new pension risk transfer business.
Partially offset by:
•higher policyholder benefits of $312 million primarily on new pension risk transfer business; and
•higher interest credited to policyholder account balances of $173 million primarily due to higher sales activity in fixed and fixed index annuities and increased interest rates on the growing GIC business.
Income tax expense (benefit)
For the three months ended March 31, 2024, there was an income tax expense of $189 million on income from operations, resulting in an effective tax rate on income from operations of 18.6%.
Adjusted pre-tax operating income
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Three Months Ended March 31,
(in millions)	2024	2023
Premiums	$2,295	$2,104
Policy fees	714	698
Net investment income	2,629	2,335
Net realized gains (losses)*	(8)	4
Advisory fee and other income	223	222
Total adjusted revenues	5,853	5,363
Policyholder benefits	2,810	2,500
Interest credited to policyholder account balances	1,189	1,015
Amortization of deferred policy acquisition costs	267	256
Non-deferrable insurance commissions	143	136
Advisory fee expenses	68	65
General operating expenses	458	499
Interest expense	132	162
Total benefits and expenses	5,067	4,633
Noncontrolling interests	51	(6)
Adjusted pre-tax operating income	$837	$724
* Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 APTOI Comparison
APTOI increased $113 million, primarily due to:
•higher net investment income of $294 million primarily driven by higher base portfolio income partially offset by lower variable investment income reflecting lower alternative investment income;
•higher premiums of $191 million primarily on new pension risk transfer business;
•lower general operating expenses by $41 million; and
•lower interest expense of $30 million primarily due to lower interest expense on consolidated investment entities.
Partially offset by:
•higher policyholder benefits of $310 million primarily on new pension risk transfer business; and
•higher interest credited to policyholder account balances of $174 million primarily due to higher sales activity in fixed and fixed index annuities and increased interest rates on the growing GIC business.

Corebridge | First Quarter 2024 Form 10-Q 89

ITEM 2 | Business Segment Operations

Business Segment Operations
Our business operations consist of five reportable segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities and variable annuities.
•Group Retirement – consists of recordkeeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and limited non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issues individual and group life insurance in the United Kingdom and distributed private medical insurance in Ireland. On October 31, 2023 Corebridge completed the sale of Laya and on April 8, 2024 completed the sale of AIG Life.
•Institutional Markets – consists of SVW products, structured settlement and PRT annuities, Corporate Markets products that include corporate- and bank-owned life insurance (“COLI-BOLI”), private placement variable universal life and private placement variable annuities products and GICs.
•Corporate and Other – consists primarily of:
–corporate expenses not attributable to our other segments;
–interest expense on financial debt;
–results of our consolidated investment entities;
–institutional asset management business, which includes managing assets for non-consolidated affiliates; and
–results of our legacy insurance lines ceded to Fortitude Re.
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
(in millions)	2024	2023
Individual Retirement	$622	$534
Group Retirement	200	186
Life Insurance	54	82
Institutional Markets	112	85
Corporate and Other	(148)	(163)
Consolidation and elimination	(3)	—
Adjusted pre-tax operating income	$837	$724

Corebridge | First Quarter 2024 Form 10-Q 90

ITEM 2 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues:
Premiums	$41	$78
Policy fees	191	174
Net investment income:
Base portfolio income	1,335	1,123
Variable investment income	4	5
Net investment income	1,339	1,128
Advisory fee and other income*	116	103
Total adjusted revenues	1,687	1,483
Benefits and expenses:
Policyholder benefits	36	65
Interest credited to policyholder account balances	639	519
Amortization of deferred policy acquisition costs	149	137
Non-deferrable insurance commissions	90	86
Advisory fee expenses	35	34
General operating expenses	116	108
Total benefits and expenses	1,065	949
Adjusted pre-tax operating income	$622	$534
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
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2024	2023
Spread income(a)	$713	$623
Fee income	307	277
Policyholder benefits, net of premiums	5	13
Non-deferrable insurance commissions	(90)	(86)
Amortization of DAC and DSI	(162)	(151)
General operating expenses	(116)	(108)
Other(b)	(35)	(34)
Adjusted pre-tax operating income	$622	$534
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $13 million and $14 million for the three months ended March 31, 2024 and 2023 respectively.
(b)Other represents advisory fee expenses.
Financial Highlights
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 APTOI Comparison
APTOI increased $88 million, primarily due to:
•higher spread income of $90 million driven by higher base spread income of $91 million due to improved base portfolio yields and growth in invested assets driven by higher general account sales.

Corebridge | First Quarter 2024 Form 10-Q 91

ITEM 2 | Business Segment Operations
AUMA
The following table presents Individual Retirement AUMA by product:

	March 31,	December 31,
(in millions)	2024	2023
Fixed annuities	$53,244	$53,570
Fixed index annuities	43,004	40,661
Variable annuities:
Variable annuities - General Account	7,035	7,715
Variable annuities - Separate Accounts	49,782	47,745
Variable annuities	56,817	55,460
Total	$153,065	$149,691

March 31, 2024 to December 31, 2023 AUMA Comparison
AUMA increased $3.4 billion driven by higher separate accounts asset values of $2.0 billion and an increase of $1.3 billion in the general account. The separate account increased primarily due to increases in the equity markets, partially offset by outflows from separate accounts. The general account increased primarily due to positive general account net flows and income.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Three Months Ended March 31,
(in millions)	2024	2023
Spread income:
Total spread income
Base portfolio income	$1,335	$1,123
Interest credited to policyholder account balances	(626)	(505)
Base spread income	709	618
Variable investment income	4	5
Total spread income*	$713	$623
Fee income:
Policy fees	$191	$174
Advisory fees and other income	116	103
Total fee income	$307	$277
*    Excludes amortization of DSI assets of $13 million and $14 million for the three months ended March 31, 2024 and 2023, respectively.

Corebridge | First Quarter 2024 Form 10-Q 92

ITEM 2 | Business Segment Operations
The following table presents Individual Retirement net investment spread:

	Three Months Ended March 31,
	2024	2023
Fixed annuities base net investment spread:
Base yield*	5.33%	4.83%
Cost of funds	3.18	2.82
Fixed annuities base net investment spread	2.15	2.01
Fixed index annuities base net investment spread:
Base yield*	5.10	4.46
Cost of funds	2.30	1.79
Fixed index annuities base net investment spread	2.80	2.67
Variable annuities base net investment spread:
Base yield*	3.66	3.85
Cost of funds	1.49	1.46
Variable annuities base net investment spread	2.17	2.39
Total Individual Retirement base net investment spread:
Base yield*	5.14	4.65
Cost of funds	2.70	2.34
Total Individual Retirement base net investment spread	2.44%	2.31%
*    Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 Comparison
See “Financial Highlights.”
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Three Months Ended March 31,
(in millions)	2024	2023
Fixed annuities	$2,612	$2,248
Fixed index annuities	1,883	2,057
Variable annuities	366	578
Total	$4,861	$4,883

Net Flows	Three Months Ended March 31,
(in millions)	2024	2023
Fixed annuities	$(211)	$(90)
Fixed index annuities	925	1,388
Variable annuities	(1,228)	(636)
Total	$(514)	$662
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 Comparison
Fixed Annuities Net outflows increased by $121 million over the prior year, primarily due to higher surrenders and withdrawals of $687 million, partially offset by higher premiums and deposits of $364 million due to strong sales execution as interest rates rose and lower death benefits of $201 million.
Fixed Index Annuities Net inflows decreased by $463 million primarily due to lower premiums and deposits of $174 million, higher surrenders and withdrawals of $270 million and higher death benefits of $21 million.
Variable Annuities Net outflows increased $592 million primarily due to lower premium and deposits of $212 million due to market volatility and higher surrenders and withdrawals of $364 million and higher death benefits of $15 million.

Corebridge | First Quarter 2024 Form 10-Q 93

ITEM 2 | Business Segment Operations
Surrenders
The following table presents Individual Retirement surrender rates:

	Three Months Ended March 31,
	2024	2023
Fixed annuities	20.6%	15.1%
Fixed index annuities	8.0	6.7
Variable annuities	9.4	7.1
The following table presents account values for fixed annuities, fixed index annuities and variable annuities by surrender charge category:

	March 31,			December 31,
	2024			2023
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$20,884	$1,905	$31,352	$21,793	$1,727	$29,819
Greater than 0% - 2%	859	3,545	6,889	1,023	3,326	6,717
Greater than 2% - 4%	2,784	6,498	6,284	2,844	6,413	5,799
Greater than 4%	23,116	28,965	10,737	21,766	28,128	11,014
Non-surrenderable(a)	2,464	—	1,156	2,474	—	1,156
Total account value(b)	$50,107	$40,913	$56,418	$49,900	$39,594	$54,505
(a)    The non-surrenderable portion of variable annuities relates to funding agreements.
(b)    Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed annuities, the proportion of account value subject to surrender charge at March 31, 2024 increased compared to December 31, 2023 primarily due to growth in the business. For fixed index annuities, the proportion of account value subject to surrender charge at March 31, 2024 was flat to December 31, 2023. The increase in the proportion of account value with no surrender charge for variable annuities as of March 31, 2024 compared to December 31, 2023 was principally due to normal aging of the business.
Group Retirement
Group Retirement Results

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues:
Premiums	$5	$6
Policy fees	107	100
Net investment income:
Base portfolio income	494	491
Variable investment income	1	9
Net investment income	495	500
Advisory fee and other income*	83	76
Total adjusted revenues	690	682
Benefits and expenses:
Policyholder benefits	3	9
Interest credited to policyholder account balances	298	291
Amortization of deferred policy acquisition costs	21	21
Non-deferrable insurance commissions	29	28
Advisory fee expenses	33	29
General operating expenses	106	118
Total benefits and expenses	490	496
Adjusted pre-tax operating income	$200	$186
*    Includes advisory fee income from registered investment services, 12b-1 fees (i.e., marketing and distribution fee income), other asset management fee income, and commission-based broker-dealer services.

Corebridge | First Quarter 2024 Form 10-Q 94

ITEM 2 | Business Segment Operations
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2024	2023
Spread income(a)	$200	$213
Fee income(b)	190	176
Policyholder benefits, net of premiums	2	(3)
Non-deferrable insurance commissions	(29)	(28)
Amortization of DAC and DSI	(24)	(25)
General operating expenses	(106)	(118)
Other(c)	(33)	(29)
Adjusted pre-tax operating income	$200	$186
(a)    Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $3 million and $4 million for the three months ended March 31, 2024 and 2023, respectively.
(b)    Fee income represents policy fee and advisory fee and other income.
(c)    Other consists of advisory fee expenses.
Financial Highlights
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 APTOI Comparison
APTOI increased $14 million, primarily due to:
•lower general operating expenses of $12 million; and
•higher fee income, net of advisory fee expenses of $10 million due to higher average separate account, advisory, and mutual fund assets driven by improved equity market performance.
Partially offset by:
•lower spread income of $13 million primarily driven by a decrease in variable investment income of $8 million.
AUMA
The following table presents Group Retirement AUMA by product:

	March 31,	December 31,
(in millions)	2024	2023
AUMA by asset type:
In-plan spread based	$24,619	$25,160
In-plan fee based	58,002	54,807
Total in-plan AUMA(a)	82,621	79,967
Out-of-plan proprietary - General Account	16,925	16,664
Out-of-plan proprietary - Separate Accounts	11,432	11,075
Total out-of-plan proprietary annuities	28,357	27,739
Advisory and brokerage assets	15,237	14,475
Total out-of-plan AUMA(b)	43,594	42,214
Total AUMA	$126,215	$122,181
(a)    Includes $13.5 billion of AUMA at March 31, 2024 and $12.7 billion of AUMA at December 31, 2023 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)    Includes $12.6 billion of AUMA at March 31, 2024 and $12.0 billion of AUMA at December 31, 2023 that is associated with our out-of-plan investment advisory service that we offer to customers at an additional fee.
March 31, 2024 to December 31, 2023 AUMA Comparison
In-plan assets increased by $2.7 billion driven by $3.2 billion increase in fee based assets, primarily due to higher equity markets. partially offset by $541 million decrease in spread based assets, primarily due to negative net flows, Out-of-plan proprietary annuity assets increased by $618 million, primarily due to higher equity markets. The increase of advisory and brokerage assets of $762 million was driven by higher equity markets and net new assets.

Corebridge | First Quarter 2024 Form 10-Q 95

ITEM 2 | Business Segment Operations
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Three Months Ended March 31,
(in millions)	2024	2023
Spread income:
Base portfolio income	$494	$491
Interest credited to policyholder account balances	(295)	(287)
Base spread income	199	204
Variable investment income	1	9
Total spread income*	$200	$213
Fee income:
Policy fees	$107	$100
Advisory fees and other income	83	76
Total fee income	$190	$176
*Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $3 million and $4 million for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
Base net investment spread:
Base yield*	4.42%	4.22%
Cost of funds	2.89	2.70
Base net investment spread	1.53%	1.52%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 Comparison
See “Financial Highlights.”
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

Premiums and Deposits and Net Flows	Three Months Ended March 31,
(in millions)	2024	2023
In-plan(a)(b)	$1,250	$1,519
Out-of-plan proprietary variable annuity	153	192
Out-of-plan proprietary fixed and index annuities	651	535
Premiums and deposits(c)	$2,054	$2,246
Net Flows	$(1,891)	$(819)
(a)     In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)     Includes inflows related to in-plan mutual funds of $791 million and $1.0 billion for the three months ended March 31, 2024 and 2023, respectively.
(c)    Excludes client deposits into advisory and brokerage accounts of $730 million and $542 million for the three months ended March 31, 2024 and 2023, respectively.
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 Comparison
Net flows remained negative and declined by $1.1 billion primarily due to an increase in surrenders and withdrawals of $862 million, a decrease in deposits of $192 million and an increase in death and payout benefit annuity benefits of $18 million. Large plan acquisitions and surrenders resulted in lower net flows of $459 million compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in higher contractual guaranteed minimum crediting rates.

Corebridge | First Quarter 2024 Form 10-Q 96

ITEM 2 | Business Segment Operations
Surrenders
The following table presents Group Retirement surrender rates:

	Three Months Ended March 31,
	2024	2023
Surrender rates	13.6%	11.0%
The following table presents account value for Group Retirement annuities by surrender charge category:

	March 31,	December 31,
(in millions)	2024(a)	2023(a)
No surrender charge(b)	$71,578	$70,500
Greater than 0% - 2%	1,274	1,251
Greater than 2% - 4%	1,629	1,698
Greater than 4%	6,197	5,757
Non-surrenderable	486	490
Total account value(c)	$81,164	$79,696
(a)Excludes mutual fund assets under administration of $29.5 billion and $27.8 billion at March 31, 2024 and December 31, 2023, respectively.
(b)Group Retirement amounts in this category include account value in the general account of approximately $4.0 billion and $4.1 billion at March 31, 2024 and December 31, 2023, respectively, which are subject to 20% annual withdrawal limitations at the participant level and account value in the general account of $5.2 billion and $5.3 billion at March 31, 2024 and December 31, 2023, respectively, which are subject to 20% annual withdrawal limitations at the plan level.
(c)Includes payout Immediate Annuities and funding agreements.
Group Retirement annuity deposits are typically subject to a four- to seven-year surrender charge period, depending on the product. In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges. At March 31, 2024, Group Retirement annuity account values with no surrender charge increased compared to December 31, 2023 primarily due to an increase in assets under management from higher equity markets partially offset by negative net flows.
Life Insurance
Life Insurance Results

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues:
Premiums	$434	$425
Policy fees	368	375
Net investment income:
Base portfolio income	327	317
Variable investment income (loss)	(1)	—
Net investment income	326	317
Other income	—	29
Total adjusted revenues	1,128	1,146
Benefits and expenses:
Policyholder benefits	748	708
Interest credited to policyholder account balances	83	82
Amortization of deferred policy acquisition costs	94	96
Non-deferrable insurance commissions	19	17
Advisory fee expenses	—	2
General operating expenses	130	159
Total benefits and expenses	1,074	1,064
Adjusted pre-tax operating income	$54	$82

Corebridge | First Quarter 2024 Form 10-Q 97

ITEM 2 | Business Segment Operations
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2024	2023
Underwriting margin(a)	$297	$356
General operating expenses	(130)	(159)
Non-deferrable insurance commissions	(19)	(17)
Amortization of DAC	(94)	(96)
Other(b)	—	(2)
Adjusted pre-tax operating income	$54	$82
(a)    Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances.
(b)    Other primarily represents advisory fee expenses.
Financial Highlights
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 APTOI Comparison
APTOI decreased $28 million, primarily due to:
•lower underwriting margin of $59 million from:
–higher policyholder benefits, net of premiums and fees, of $38 million, primarily driven by one-time reinsurance adjustments; and
–lower other income of $29 million, primarily driven by the sale of Laya in October 2023 ($27 million).
Partially offset by:
–higher base portfolio income of $9 million, driven by higher yields.
Partially offset by:
•lower general operating expenses of $29 million, primarily driven by the sale of Laya in October 2023 ($20 million). General operating expenses excluding the impact from the sale of Laya decreased $9 million.
AUMA
The following table presents Life Insurance AUMA:

	March 31,	December 31,
(in millions)	2024	2023
Total AUMA	$26,989	$26,691
*    AUMA excludes $184 million and $181 million of assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets, at March 31, 2024 and December 31, 2023, respectively. See Note 4 to the Condensed Consolidated Financial Statements for additional information.
March 31, 2024 to December 31, 2023 AUMA Comparison
AUMA increased $298 million in the three months ended March 31, 2024 compared to the prior year-end due to growth in the business.
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Three Months Ended March 31,
(in millions)	2024	2023
Premiums	$434	$425
Policy fees	368	375
Net investment income	326	317
Other income	—	29
Policyholder benefits	(748)	(708)
Interest credited to policyholder account balances	(83)	(82)
Underwriting margin	$297	$356

Corebridge | First Quarter 2024 Form 10-Q 98

ITEM 2 | Business Segment Operations
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 Comparison
See “Financial Highlights.”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Three Months Ended March 31,
(in millions)	2024	2023
Traditional Life	$461	$441
Universal Life	393	398
Total U.S.	854	839
International	240	210
Premiums and deposits	$1,094	$1,049
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $37 million for the three months ended March 31, 2024 compared to the prior year primarily due to growth in international life and domestic traditional life premiums.
Institutional Markets
Institutional Markets Results

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues:
Premiums	$1,796	$1,575
Policy fees	48	49
Net investment income:
Base portfolio income	489	318
Variable investment income (loss)	(2)	14
Net investment income	487	332
Other income	1	—
Total adjusted revenues	2,332	1,956
Benefits and expenses:
Policyholder benefits	2,023	1,718
Interest credited to policyholder account balances	169	123
Amortization of deferred policy acquisition costs	3	2
Non-deferrable insurance commissions	5	5
General operating expenses	20	23
Total benefits and expenses	2,220	1,871
Adjusted pre-tax operating income	$112	$85

Corebridge | First Quarter 2024 Form 10-Q 99

ITEM 2 | Business Segment Operations
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2024	2023
Spread income(a)	$106	$82
Fee income(b)	16	16
Underwriting margin(c)	18	17
Non-deferrable insurance commissions	(5)	(5)
General operating expenses	(20)	(23)
Other	(3)	(2)
Adjusted pre-tax operating income	$112	$85
(a)    Represents spread income on GIC, PRT and structured settlement products.
(b)    Represents fee income on SVW products.
(c)    Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Financial Highlights
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 APTOI Comparison
APTOI increased $27 million, primarily due to:
•higher spread income of $24 million.
AUMA
The following table presents Institutional Markets AUMA:

	March 31,	December 31,
(in millions)	2024	2023
SVW (AUA)	$43,168	$44,607
GIC, PRT and Structured settlements (AUM)	36,041	33,579
All other (AUM)	7,235	7,099
Total AUMA	$86,444	$85,285
March 31, 2024 to December 31, 2023 AUMA Comparison
AUMA increased $1.2 billion due to premiums and deposits of $2.6 billion, primarily PRT and GIC products and investment and other activity of $837 million, partially offset by benefit payments on the GIC, PRT and structured settlement products of $531 million and net outflows of $1.7 billion from SVW products.

Corebridge | First Quarter 2024 Form 10-Q 100

ITEM 2 | Business Segment Operations
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Three Months Ended March 31,
(in millions)	2024	2023
Premiums	$1,805	$1,583
Net investment income	449	298
Policyholder benefits	(2,006)	(1,702)
Interest credited to policyholder account balances	(142)	(97)
Total spread income(a)	$106	$82
SVW fees	$16	$16
Total fee income	$16	$16
Premiums	$(9)	$(8)
Policy fees (excluding SVW)	32	33
Net investment income	38	34
Other income	1	—
Policyholder benefits	(17)	(16)
Interest credited to policyholder account balances	(27)	(26)
Total underwriting margin(b)	$18	$17
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 Comparison
See “Financial Highlights.”
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Three Months Ended March 31,
(in millions)	2024	2023
PRT	$1,767	$1,528
GICs	600	506
Other*	219	129
Premiums and deposits	$2,586	$2,163
*    Other principally consists of structured settlements and Corporate Markets products.
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 Comparison
Premiums and deposits increased compared to the prior year period by $423 million, primarily due to higher premiums on new PRT business of $239 million and higher deposits on new GICs of $94 million.

Corebridge | First Quarter 2024 Form 10-Q 101

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
Corporate and Other Results

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues:
Premiums(a)	$19	$20
Net investment income (loss)	(10)	68
Net realized gains (losses) on real estate investments	(8)	4
Other income	23	14
Total adjusted revenues	24	106
Benefits and expenses:
General operating expenses:
Corporate and other	66	72
Asset management(b)	20	19
Total general operating expenses	86	91
Interest expense:
Corporate	107	108
Asset management and other	30	64
Total interest expense	137	172
Total benefits and expenses	223	263
Noncontrolling interest(c)	51	(6)
Adjusted pre-tax operating (loss) before consolidation and eliminations	(148)	(163)
Consolidations and eliminations	(3)	—
Adjusted pre-tax operating (loss)	$(151)	$(163)

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

	Three Months Ended March 31,
(in millions)	2024	2023
Corporate expenses	$(39)	$(48)
Interest expense on financial debt	(107)	(108)
Asset management	14	—
Consolidated investment entities	(1)	—
Other	(18)	(7)
Adjusted pre-tax operating (loss)	$(151)	$(163)
Financial Highlights
Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023 APTOI Comparison
Adjusted pre-tax operating loss decreased $12 million primarily due to:
•lower corporate expenses of $9 million primarily driven by Corebridge Forward, our modernization program delivering both expense reduction and increased efficiency.

Corebridge | First Quarter 2024 Form 10-Q 102

ITEM 2 | Investments

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector, issuer and geographic perspectives. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At March 31, 2024, for $206.5 billion of invested assets supporting our insurance operating companies, approximately 45% were in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 34% of our fixed income securities, and 99% were investment grade. At December 31, 2023, for $202.8 billion of invested assets supporting our insurance operating companies, approximately 47% were in corporate debt securities. MBS, ABS and CLOs represent 31% of our fixed income securities and 99% were investment grade.
See “Business - Investment Management” for further information, including current and future management of our investment portfolio.”
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
As of March 31, 2024, Blackstone managed $62.7 billion in book value of assets in our investment portfolio.
Under the investment management agreements with BlackRock and its investment advisory affiliates, as of March 31, 2024, BlackRock managed approximately $85.7 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management. The investment management agreements with BlackRock provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions.
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

Corebridge | First Quarter 2024 Form 10-Q 103

ITEM 2 | Investments
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
Fixed maturity securities of our domestic operations have an average duration of 6.7 years as of March 31, 2024.
In addition, we seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to earnings fluctuations, they have historically achieved accumulative returns over time in excess of the fixed maturity portfolio returns.

Corebridge | First Quarter 2024 Form 10-Q 104

ITEM 2 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
March 31, 2024
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,104	$260	$1,364
Obligations of states, municipalities and political subdivisions	4,803	638	5,441
Non-U.S. governments	3,731	256	3,987
Corporate debt	92,694	11,477	104,171
Mortgage-backed, asset-backed and collateralized:
RMBS	14,841	749	15,590
CMBS	9,815	487	10,302
CLO	11,581	187	11,768
ABS	15,601	602	16,203
Total mortgage-backed, asset-backed and collateralized	51,838	2,025	53,863
Total bonds available-for-sale	154,170	14,656	168,826
Other bond securities	363	4,283	4,646
Total fixed maturities	154,533	18,939	173,472
Equity securities	76	—	76
Mortgage and other loans receivable:
Residential mortgages	8,979	—	8,979
Commercial mortgages	30,833	3,184	34,017
Life insurance policy loans	1,422	325	1,747
Commercial loans, other loans and notes receivable	2,926	161	3,087
Total mortgage and other loans receivable(a)	44,160	3,670	47,830
Other invested assets(b)	7,941	2,095	10,036
Short-term investments	3,983	161	4,144
Total(c)	$210,693	$24,865	$235,558
December 31, 2023
Bonds available-for-sale:
U.S. government and government-sponsored entities	$946	$274	$1,220
Obligations of states, municipalities and political subdivisions	5,178	653	5,831
Non-U.S. governments	3,782	275	4,057
Corporate debt	94,118	11,964	106,082
Mortgage-backed, asset-backed and collateralized:
RMBS	13,531	746	14,277
CMBS	9,493	488	9,981
CLO	10,938	206	11,144
ABS	13,337	598	13,935
Total mortgage-backed, asset-backed and collateralized	47,299	2,038	49,337
Total bonds available-for-sale	151,323	15,204	166,527
Other bond securities	366	4,212	4,578
Total fixed maturities	151,689	19,416	171,105
Equity securities	63	—	63
Mortgage and other loans receivable:
Residential mortgages	8,428	—	8,428
Commercial mortgages	30,354	3,204	33,558
Life insurance policy loans	1,416	330	1,746
Commercial loans, other loans and notes receivable	2,961	174	3,135
Total mortgage and other loans receivable(a)	43,159	3,708	46,867
Other invested assets(b)	8,163	2,094	10,257
Short-term investments	4,207	129	4,336
Total(c)	$207,281	$25,347	$232,628
(a)    Net of total allowance for credit losses for $714 million and $698 million at March 31, 2024 and December 31, 2023, respectively.
(b)    Other invested assets, excluding Fortitude Re funds withheld assets, include $5.5 billion and $5.6 billion of private equity funds as of March 31, 2024 and December 31, 2023, respectively, which are generally reported on a one-quarter lag.
(c)    Includes the consolidation of approximately $5.6 billion and $5.9 billion of consolidated investment entities at March 31, 2024 and December 31, 2023, respectively.

Corebridge | First Quarter 2024 Form 10-Q 105

ITEM 2 | Investments
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	March 31, 2024	December 31, 2023
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,104	$945
Obligations of states, municipalities and political subdivisions	4,802	5,178
Non-U.S. governments	3,730	3,782
Corporate debt
Public credit	72,266	73,014
Private credit	20,658	21,388
Total corporate debt	92,924	94,402
Mortgage-backed, asset-backed and collateralized:
RMBS	15,242	13,941
CMBS	9,817	9,493
CLO	11,532	10,893
ABS	15,604	13,337
Total mortgage-backed, asset-backed and collateralized	52,195	47,664
Total bonds available-for-sale	154,755	151,971
Other bond securities	324	329
Total fixed maturities	155,079	152,300
Equity securities	56	55
Mortgage and other loans receivable:
Residential mortgages	7,444	6,869
Commercial mortgages	31,395	30,892
Commercial loans, other loans and notes receivable	3,018	3,040
Total mortgage and other loans receivable(a)(b)	41,857	40,801
Other invested assets
Hedge funds	184	222
Private equity(c)	5,009	5,012
Real estate investments	262	270
Other invested assets - All other	298	290
Total other invested assets	5,753	5,794
Short-term investments	3,723	3,881
Total(d)	$206,468	$202,831
(a)    Does not reflect allowance for credit loss on mortgage loans of $639 million and $623 million at March 31, 2024 and December 31, 2023, respectively.
(b)    Does not reflect policy loans of $1.4 billion and $1.4 billion at March 31, 2024 and December 31, 2023, respectively.
(c)    Private equity funds are generally reported on a one-quarter lag.
(d)    Excludes approximately $5.6 billion and $5.9 billion of consolidated investment entities as well as $2.2 billion and $2.3 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at March 31, 2024 and December 31, 2023, respectively.
Credit Ratings
At March 31, 2024, nearly all our fixed maturity securities were held by our U.S. entities and 93% of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s, Standard & Poor’s Financial Services LLC (“S&P”), Fitch or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Investments team, with oversight from credit risk management, closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities.

Corebridge | First Quarter 2024 Form 10-Q 106

ITEM 2 | Investments
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of March 31, 2024 and December 31, 2023, 95% and 95%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 95% and 95% investment grade as of March 31, 2024 and December 31, 2023, respectively. The remaining below investment grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
March 31, 2024
Other fixed maturity securities	$48,228	$46,519	$94,747	$4,166	$2,998	$399	$51	$7,614	$102,361
Mortgage-backed, asset-backed and collateralized	45,066	6,451	51,517	340	199	25	10	574	52,091
Total(b)	$93,294	$52,970	$146,264	$4,506	$3,197	$424	$61	$8,188	$154,452
Fortitude Re funds withheld assets									$18,939
Total fixed maturities									$173,391
December 31, 2023
Other fixed maturity securities	$49,628	$46,891	$96,519	$4,104	$2,983	$389	$58	$7,534	$104,053
Mortgage-backed, asset-backed and collateralized	41,165	5,806	46,971	307	224	44	11	586	47,557
Total(b)	$90,793	$52,697	$143,490	$4,411	$3,207	$433	$69	$8,120	$151,610
Fortitude Re funds withheld assets									$19,416
Total fixed maturities									$171,026
(a)Includes $110 million and $6 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of March 31, 2024 and $63 million and $6 million of NAIC 4 and 5 securities, respectively, as of December 31, 2023. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $81 million and $79 million of fixed maturity securities for which no NAIC Designation is available at March 31, 2024 and December 31, 2023, respectively.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	March 31, 2024	December 31, 2023
NAIC 1	$93,705	$91,207
NAIC 2	53,296	53,029
NAIC 3	4,499	4,408
NAIC 4	3,088	3,147
NAIC 5 and 6	478	496
Total(a)(b)	$155,066	$152,287
(a)    Excludes approximately $175 million and $121 million of consolidated investment entities and $718 million and $732 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at March 31, 2024 and December 31, 2023, respectively.
(b)    Excludes $13 million and $13 million of fixed maturity securities for which no NAIC Designation is available at March 31, 2024 and December 31, 2023, respectively.

Corebridge | First Quarter 2024 Form 10-Q 107

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
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
March 31, 2024
Other fixed maturity securities	$48,498	$46,345	$94,843	$4,071	$3,004	$443	$7,518	$102,361
Mortgage-backed, asset-backed and collateralized	41,609	7,201	48,810	395	345	2,541	3,281	52,091
Total(c)	$90,107	$53,546	$143,653	$4,466	$3,349	$2,984	$10,799	$154,452
Fortitude Re funds withheld assets								$18,939
Total fixed maturities								$173,391
December 31, 2023
Other fixed maturity securities	$49,833	$46,706	$96,539	$4,083	$3,014	$417	$7,514	$104,053
Mortgage-backed, asset-backed and collateralized	37,795	6,439	44,234	430	335	2,558	3,323	47,557
Total(c)	$87,628	$53,145	$140,773	$4,513	$3,349	$2,975	$10,837	$151,610
Fortitude Re funds withheld assets								$19,416
Total fixed maturities								$171,026
(a)    Includes $2.7 billion and $2.7 billion at March 31, 2024 and December 31, 2023, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)    Includes $127 million of consolidated CLOs as of March 31, 2024 and $76 million as of December 31, 2023. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c)     Excludes $81 million and $79 million of fixed maturity securities for which no NAIC Designation is available at March 31, 2024 and December 31, 2023, respectively.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries:

Composite Corebridge Credit Rating For Our Insurance Operating Subsidiaries (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
March 31, 2024
Other fixed maturity securities	$48,499	$46,694	$95,193	$4,061	$2,914	$421	$7,396	$102,589
Mortgage-backed, asset-backed and collateralized	42,014	7,182	49,196	398	346	2,537	3,281	52,477
Total fixed maturities*	$90,513	$53,876	$144,389	$4,459	$3,260	$2,958	$10,677	$155,066
December 31, 2023
Other fixed maturity securities	$49,836	$47,056	$96,892	$4,079	$2,957	$408	$7,444	$104,336
Mortgage-backed, asset-backed and collateralized	38,204	6,422	44,626	434	338	2,553	3,325	47,951
Total fixed maturities*	$88,040	$53,478	$141,518	$4,513	$3,295	$2,961	$10,769	$152,287
*     Excludes $13 million and $13 million of fixed maturity securities for which no NAIC Designation is available at March 31, 2024 and December 31, 2023, respectively.
For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk” in the 2023 Form 10-K.

Corebridge | First Quarter 2024 Form 10-Q 108

ITEM 2 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Rating:
Other fixed maturity securities*
AAA	$1,594	$1,656	$—	$—	$1,594	$1,656
AA	21,733	21,970	15	14	21,748	21,984
A	25,156	26,193	—	—	25,156	26,193
BBB	46,328	46,688	17	18	46,345	46,706
Below investment grade	7,496	7,506	10	10	7,506	7,516
Non-rated	25	11	—	—	25	11
Total	$102,332	$104,024	$42	$42	$102,374	$104,066
Mortgage-backed, asset-
backed and collateralized
AAA	$11,193	$9,720	$19	$19	$11,212	$9,739
AA	22,576	20,577	79	83	22,655	20,660
A	7,639	7,293	103	103	7,742	7,396
BBB	7,146	6,383	55	56	7,201	6,439
Below investment grade	3,255	3,297	20	19	3,275	3,316
Non-rated	29	29	45	44	74	73
Total	$51,838	$47,299	$321	$324	$52,159	$47,623
Total
AAA	$12,787	$11,376	$19	$19	$12,806	$11,395
AA	44,309	42,547	94	97	44,403	42,644
A	32,795	33,486	103	103	32,898	33,589
BBB	53,474	53,071	72	74	53,546	53,145
Below investment grade	10,751	10,803	30	29	10,781	10,832
Non-rated	54	40	45	44	99	84
Total	$154,170	$151,323	$363	$366	$154,533	$151,689

Corebridge | First Quarter 2024 Form 10-Q 109

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Rating:
Other fixed maturity securities*
AAA	$374	$387	$22	$23	$396	$410
AA	3,518	3,603	811	795	4,329	4,398
A	3,378	3,559	148	158	3,526	3,717
BBB	4,877	5,084	1,251	1,225	6,128	6,309
Below investment grade	484	533	478	457	962	990
Non-rated	—	—	4	6	4	6
Total	$12,631	$13,166	$2,714	$2,664	$15,345	$15,830
Mortgage-backed, asset- backed and collateralized
AAA	$150	$141	$132	$117	$282	$258
AA	745	770	554	555	1,299	1,325
A	233	238	239	225	472	463
BBB	365	361	589	591	954	952
Below investment grade	531	526	54	59	585	585
Non-rated	1	2	1	1	2	3
Total	$2,025	$2,038	$1,569	$1,548	$3,594	$3,586
Total
AAA	$524	$528	$154	$140	$678	$668
AA	4,263	4,373	1,365	1,350	5,628	5,723
A	3,611	3,797	387	383	3,998	4,180
BBB	5,242	5,445	1,840	1,816	7,082	7,261
Below investment grade	1,015	1,059	532	516	1,547	1,575
Non-rated	1	2	5	7	6	9
Total	$14,656	$15,204	$4,283	$4,212	$18,939	$19,416

Corebridge | First Quarter 2024 Form 10-Q 110

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Rating:
Other fixed maturity securities*
AAA	$1,968	$2,043	$22	$23	$1,990	$2,066
AA	25,251	25,573	826	809	26,077	26,382
A	28,534	29,752	148	158	28,682	29,910
BBB	51,205	51,772	1,268	1,243	52,473	53,015
Below investment grade	7,980	8,039	488	467	8,468	8,506
Non-rated	25	11	4	6	29	17
Total	$114,963	$117,190	$2,756	$2,706	$117,719	$119,896
Mortgage-backed, asset-backed and collateralized
AAA	$11,343	$9,861	$151	$136	$11,494	$9,997
AA	23,321	21,347	633	638	23,954	21,985
A	7,872	7,531	342	328	8,214	7,859
BBB	7,511	6,744	644	647	8,155	7,391
Below investment grade	3,786	3,823	74	78	3,860	3,901
Non-rated	30	31	46	45	76	76
Total	$53,863	$49,337	$1,890	$1,872	$55,753	$51,209
Total
AAA	$13,311	$11,904	$173	$159	$13,484	$12,063
AA	48,572	46,920	1,459	1,447	50,031	48,367
A	36,406	37,283	490	486	36,896	37,769
BBB	58,716	58,516	1,912	1,890	60,628	60,406
Below investment grade	11,766	11,862	562	545	12,328	12,407
Non-rated	55	42	50	51	105	93
Total	$168,826	$166,527	$4,646	$4,578	$173,472	$171,105
*    Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	March 31, 2024			December 31, 2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Chile	$371	$12	$383	$357	$13	$370
Indonesia	332	22	354	344	23	367
Mexico	255	13	268	257	13	270
France	238	18	256	229	18	247
United Arab Emirates	209	4	213	221	4	225
Qatar	197	53	250	204	61	265
Saudi Arabia	178	19	197	185	20	205
Colombia	157	26	183	155	26	181
Norway	148	—	148	160	—	160
Panama	142	19	161	145	19	164
Other	1,504	83	1,587	1,525	91	1,616
Total*	$3,731	$269	$4,000	$3,782	$288	$4,070
*    Includes bonds available-for-sale and other bond securities.

Corebridge | First Quarter 2024 Form 10-Q 111

ITEM 2 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	March 31, 2024			December 31, 2023
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$25,476	$2,329	$27,805	$25,875	$2,429	$28,304
Utilities	14,038	2,443	16,481	14,108	2,545	16,653
Communications	5,911	665	6,576	5,957	730	6,687
Consumer noncyclical	11,764	1,405	13,169	12,093	1,444	13,537
Capital goods	4,009	397	4,406	4,230	412	4,642
Energy	8,151	1,052	9,203	8,323	1,096	9,419
Consumer cyclical	5,377	502	5,879	5,114	520	5,634
Basic materials	3,115	322	3,437	3,141	350	3,491
Other	14,853	2,362	17,215	15,277	2,438	17,715
Total*	$92,694	$11,477	$104,171	$94,118	$11,964	$106,082
*    93% and 93% of investments were rated investment grade at March 31, 2024 and December 31, 2023, respectively.

Corebridge | First Quarter 2024 Form 10-Q 112

ITEM 2 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	March 31, 2024		December 31, 2023
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$4,078	28%	$4,218	31%
AAA	19		20
AA	4,059		4,198
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	3,497	24%	3,147	23%
AAA	963		692
AA	717		685
A	72		38
BBB	63		54
Below investment grade	1,682		1,678
Non-rated	—		—
Sub-prime RMBS	1,123	8%	1,124	8%
AAA	—		—
AA	78		78
A	60		60
BBB	68		50
Below investment grade	917		936
Non-rated	—		—
Prime non-agency	2,615	17%	2,399	18%
AAA	1,271		1,163
AA	884		847
A	260		198
BBB	87		76
Below investment grade	112		113
Non-rated	1		2
Other housing related	3,528	23%	2,643	20%
AAA	2,436		1,822
AA	588		465
A	258		246
BBB	229		93
Below investment grade	13		13
Non-rated	4		4
Total RMBS excluding Fortitude Re funds withheld assets	14,841	100%	13,531	100%
Total RMBS Fortitude Re funds withheld assets	749		746
Total RMBS(a)(b)	$15,590		$14,277
(a)    Includes $2.7 billion and $2.7 billion at March 31, 2024 and December 31, 2023, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)    The weighted average expected life was 6 years at March 31, 2024 and 7 years at December 31, 2023.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | First Quarter 2024 Form 10-Q 113

ITEM 2 | Investments
Investments in CMBS
The following table presents our CMBS available-for-sale securities:

	March 31, 2024		December 31, 2023
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$8,840	90%	$8,265	87%
AAA	3,761		3,691
AA	3,129		2,855
A	880		753
BBB	780		621
Below investment grade	290		345
Non-rated	—		—
Agency	787	8%	815	9%
AAA	3		3
AA	784		812
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Other	188	2%	413	4%
AAA	32		91
AA	14		130
A	53		100
BBB	89		92
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	9,815	100%	9,493	100%
Total Fortitude Re funds withheld assets	487		488
Total	$10,302		$9,981
The fair value of CMBS holdings increased slightly during the three months ended March 31,2024. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Corebridge | First Quarter 2024 Form 10-Q 114

ITEM 2 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available-for-sale securities by collateral type:

	March 31, 2024		December 31, 2023
(dollars in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$11,577	43%	$10,808	44%
AAA	2,117		1,741
AA	5,519		5,246
A	3,078		3,058
BBB	825		727
Below investment grade	14		13
Non-rated	24		23
CDO - other	2	—%	130	1%
AAA	—		1
AA	—		125
A	—		—
BBB	—		1
Below investment grade	2		3
Non-rated	—		—
ABS	15,603	57%	13,337	55%
AAA	591		496
AA	6,804		5,136
A	2,978		2,840
BBB	5,005		4,669
Below investment grade	225		196
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	27,182	100%	24,275	100%
Total Fortitude Re funds withheld assets	789		804
Total	$27,971		$25,079
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2024	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$12,532	$349	1,330	$3,535	$1,112	284	$12	$8	3	$16,079	$1,469	1,617
7-11 months	5,357	336	506	1,837	567	140	—	—	—	7,194	903	646
12 months or more	71,145	6,541	7,618	30,322	8,802	2,557	146	78	13	101,613	15,421	10,188
Total	89,034	7,226	9,454	35,694	10,481	2,981	158	86	16	124,886	17,793	12,451
Below investment grade bonds
0-6 months	1,359	53	384	48	16	28	17	15	8	1,424	84	420
7-11 months	496	21	88	62	18	9	7	7	3	565	46	100
12 months or more	4,514	264	1,006	647	184	101	15	9	11	5,176	457	1,118
Total	6,369	338	1,478	757	218	138	39	31	22	7,165	587	1,638
Total bonds
0-6 months	13,891	402	1,714	3,583	1,128	312	29	23	11	17,503	1,553	2,037
7-11 months	5,853	357	594	1,899	585	149	7	7	3	7,759	949	746
12 months or more	75,659	6,805	8,624	30,969	8,986	2,658	161	87	24	106,789	15,878	11,306
Total excluding Fortitude Re funds withheld assets	$95,403	$7,564	10,932	$36,451	$10,699	3,119	$197	$117	38	$132,051	$18,380	14,089
Total Fortitude Re funds withheld assets										$16,416	$3,109	850
Total										$148,467	$21,489	14,939

Corebridge | First Quarter 2024 Form 10-Q 115

ITEM 2 | Investments

December 31, 2023	Less Than or Equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)
Investment grade bonds
0-6 months	$8,072	$358	964	$2,687	$779	209	$6	$3	—	$10,765	$1,140	1,173
7-11 months	9,583	490	880	2,176	628	178	4	2	—	11,763	1,120	1,058
12 months or more	74,309	6,603	7,899	28,479	7,968	2,391	79	42	10	102,867	14,613	10,300
Total	91,964	7,451	9,743	33,342	9,375	2,778	89	47	10	125,395	16,873	12,531
Below Investment grade bonds
0-6 months	1,635	64	449	110	40	41	8	7	8	1,753	111	498
7-11 months	497	18	98	47	13	4	1	1	2	545	32	104
12 months or more	5,127	325	1,066	606	177	104	39	25	8	5,772	527	1,178
Total	7,259	407	1,613	763	230	149	48	33	18	8,070	670	1,780
Total bonds
0-6 months	9,707	422	1,413	2,797	819	250	14	10	8	12,518	1,251	1,671
7-11 months	10,080	508	978	2,223	641	182	5	3	2	12,308	1,152	1,162
12 months or more	79,436	6,928	8,965	29,085	8,145	2,495	118	67	18	108,639	15,140	11,478
Total excluding Fortitude Re funds withheld assets	$99,223	$7,858	11,356	$34,105	$9,605	2,927	$137	$80	28	$133,465	$17,543	14,311
Total Fortitude Re funds withheld assets										$16,725	$2,934	891
Total										$150,190	$20,477	15,202
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at March 31, 2024 and December 31, 2023.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
(e)Includes MTM movement relating to embedded derivatives.
The allowance for credit losses was $5 million and $7 million for investment grade bonds, and $92 million and $121 million for below investment grade bonds as of March 31, 2024 and December 31, 2023, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the three months ended March 31,2024, was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended March 31,2024, net unrealized losses were $1.1 billion due to higher interest rates, partially offset by narrowing of credit spreads.
The change in net unrealized gains and losses on investments for the three months ended March 31, 2023 was primarily attributable to an increase in the fair value of fixed maturity securities. For the three months ended March 31, 2023, net unrealized gains were $4.0 billion due to lower interest rates.
For further discussion of our investment portfolio, see Notes 5 and 6 to the Condensed Consolidated Financial Statements.

Corebridge | First Quarter 2024 Form 10-Q 116

ITEM 2 | Investments
Commercial Mortgage Loans
At March 31, 2024 and December 31, 2023, we had direct commercial mortgage loan exposure of $34.7 billion and $34.2 billion, respectively. At March 31, 2024 and December 31, 2023, we had an allowance for credit losses of $634 million and $614 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
March 31, 2024
State:
New York	70	$1,334	$3,511	$278	$517	$68	$1	$5,709	18%
California	57	671	844	101	1,137	577	12	3,342	11%
New Jersey	74	2,074	72	255	752	—	21	3,174	10%
Texas	40	763	584	329	219	18	128	2,041	7%
Massachusetts	19	549	638	499	15	—	—	1,701	5%
Florida	43	642	106	359	78	455	—	1,640	5%
Illinois	21	504	352	3	65	—	20	944	3%
Pennsylvania	19	134	94	193	236	23	—	680	2%
Colorado	14	250	61	87	70	157	—	625	2%
Ohio	19	77	6	78	406	—	—	567	2%
Other States	105	2,272	232	501	756	143	—	3,904	12%
Foreign	72	3,480	1,048	716	1,318	285	221	7,068	23%
Total*	553	$12,750	$7,548	$3,399	$5,569	$1,726	$403	$31,395	100%
Fortitude Re funds withheld assets								$3,256
Total Commercial Mortgages								$34,651
December 31, 2023
State:
New York	69	$1,301	$3,577	$276	$392	$70	$1	$5,617	18%
California	57	665	837	102	1,153	579	12	3,348	11%
New Jersey	73	2,012	73	256	650	—	21	3,012	10%
Texas	38	760	609	131	221	18	—	1,739	6%
Massachusetts	19	550	567	492	15	—	—	1,624	5%
Florida	44	632	107	361	97	455	—	1,652	5%
Illinois	20	503	353	3	39	—	20	918	3%
Pennsylvania	19	128	94	206	188	23	—	639	2%
Colorado	15	285	61	87	70	157	—	660	2%
Ohio	19	78	6	80	407	—	—	571	2%
Other States	105	2,273	221	505	699	144	47	3,889	13%
Foreign	72	3,479	1,069	728	1,432	291	224	7,223	23%
Total*	550	$12,666	$7,574	$3,227	$5,363	$1,737	$325	$30,892	100%
Fortitude Re funds withheld assets								$3,280
Total Commercial Mortgages								$34,172
*     Does not reflect allowance for credit losses.

Corebridge | First Quarter 2024 Form 10-Q 117

ITEM 2 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
March 31, 2024
Loan-to-value ratios(b)
Less than 65%	$17,658	$3,241	$282	$21,181
65% to 75%	6,035	1,315	44	7,394
76% to 80%	676	65	47	788
Greater than 80%	1,233	401	398	2,032
Total commercial mortgages excluding Fortitude Re(c)	$25,602	$5,022	$771	$31,395
Total commercial mortgages including Fortitude Re				$3,256
Total commercial mortgages				$34,651
December 31, 2023
Loan-to-value ratios(b)
Less than 65%	$17,301	$3,141	$285	$20,727
65% to 75%	5,577	1,337	44	6,958
76% to 80%	938	64	47	1,049
Greater than 80%	1,349	402	407	2,158
Total commercial mortgages excluding Fortitude Re(c)	$25,165	$4,944	$783	$30,892
Total commercial mortgages including Fortitude Re				$3,280
Total commercial mortgages				$34,172
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended March 31, 2024 and December 31, 2023. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 59% at both periods ended March 31, 2024 and December 31, 2023. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
(c)Does not reflect allowance for credit losses.
Residential Mortgage Loans
At March 31, 2024 and December 31, 2023, we had direct residential mortgage loan exposure of $9.0 billion and $8.4 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

March 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO:(a)
780 and greater	$55	$639	$592	$2,292	$642	$737	$4,957
720 - 779	198	1,117	537	542	150	313	2,857
660 - 719	69	363	232	131	40	158	993
600 - 659	—	11	35	18	10	57	131
Less than 600	—	2	18	9	5	28	62
Total residential mortgages(b)(c)	$322	$2,132	$1,414	$2,992	$847	$1,293	$9,000

Corebridge | First Quarter 2024 Form 10-Q 118

ITEM 2 | Investments

December 31, 2023
(in millions)	2023	2022	2021	2020	2018	Prior	Total
FICO:(a)
780 and greater	$514	$528	$2,280	$619	$239	$497	$4,677
720 - 779	1,121	608	558	168	99	209	2,763
660 - 719	313	256	113	40	37	120	879
600 - 659	2	20	11	8	9	51	101
Less than 600	—	—	2	2	4	17	25
Total residential mortgages(b)(c)	$1,950	$1,412	$2,964	$837	$388	$894	$8,445
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last three months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On March 31, 2024 and December 31, 2023 residential loans direct to consumers totaled $2.3 billion and $1.7 billion, respectively.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on credit losses, see Note 6 and for additional discussion on commercial mortgage loans, see Note 7 to the Condensed Consolidated Financial Statements.
Net Realized Gains and Losses

Three Months Ended March 31,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(320)	$(22)	$(342)	(76)	(17)	(93)
Intent to Sell	(15)	(32)	(47)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(62)	(6)	(68)	(17)	—	(17)
Change in allowance for credit losses on loans	(14)	2	(12)	(34)	(19)	(53)
Foreign exchange transactions, net of related hedges	46	1	47	11	7	18
Index-linked interest credited embedded derivatives, net of related hedges	90	—	90	(178)	—	(178)
All other derivatives and hedge accounting*	105	(106)	(1)	(164)	48	(116)
Sale of alternative investments and real estate	20	(1)	19	5	1	6
Other	(28)	—	(28)	—	—	—
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(178)	(164)	(342)	(453)	20	(433)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	22	22	—	(1,025)	(1,025)
Net realized gains (losses)	$(178)	$(142)	$(320)	(453)	(1,005)	(1,458)
*    Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 15 to the Condensed Consolidated Financial Statements.
Lower net realized losses excluding Fortitude Re funds withheld assets in the three months ended March 31, 2024 compared to three months ended March 31, 2023 were due primarily to derivative gains in the current period compared to losses in the same period in the prior year.
Index-linked interest credited embedded derivatives, net of related hedges, reflected higher gains in the three months ended March 31, 2024 compared to gains in the same period in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
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

Corebridge | First Quarter 2024 Form 10-Q 119

ITEM 2 | Investments
Other Invested Assets
We seek to enhance returns through investment in a diversified portfolio of alternative asset classes, including private equity, real estate equity and hedge funds.
The following table presents the carrying value of our other invested assets by type:

	March 31, 2024			December 31, 2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)(b)	$5,603	$1,920	$7,523	$5,780	$1,910	$7,690
Investment real estate(c)	1,721	175	1,896	1,748	184	1,932
All other investments(d)	617	—	617	635	—	635
Total	$7,941	$2,095	$10,036	$8,163	$2,094	$10,257
(a)At March 31, 2024, included hedge funds of $256 million and private equity funds of $7.3 billion. At December 31, 2023, included hedge funds of $299 million and private equity funds of $7.4 billion.
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
(c)Net of accumulated depreciation of $660 million and $680 million as of March 31, 2024 and December 31, 2023, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at March 31, 2024 and December 31, 2023, respectively.
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

Corebridge | First Quarter 2024 Form 10-Q 120

ITEM 2 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$696	$210	$3,149	$64	$2,213	$238	$833	$18
Foreign exchange contracts	5,771	400	1,019	58	2,765	336	4,670	159
Derivatives not designated as hedging instruments(a)
Interest rate contracts	51,805	2,975	34,607	2,993	41,056	2,709	41,225	3,260
Foreign exchange contracts	11,325	597	4,220	259	6,229	584	7,523	379
Equity contracts	76,330	2,876	14,588	1,229	76,561	2,017	14,144	745
Credit contracts	2,005	78	5	—	305	8	5	—
Other contracts(b)	43,182	13	47	—	44,640	13	47	2
Total derivatives, excluding Fortitude Re funds withheld	$191,114	$7,149	$57,635	$4,603	$173,769	$5,905	$68,447	$4,563
Total derivatives, Fortitude Re funds withheld	$63	$2	$—	$—	$184	$20	$514	$25
Total derivatives, gross	$191,177	$7,151	$57,635	$4,603	$173,953	$5,925	$68,961	$4,588
Counterparty netting(c)		(4,279)		(4,279)		(3,646)		(3,646)
Cash collateral(d)		(2,381)		(166)		(1,886)		(801)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$491		$158		$393		$141
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Consists primarily of SVWs and contracts with multiple underlying exposures.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both March 31, 2024 and December 31, 2023. Fair value of liabilities related to bifurcated embedded derivatives was $10.9 billion and $10.2 billion, respectively, at March 31, 2024 and December 31, 2023. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities, index universal life contracts and bonds available-for-sale, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 8 to the Condensed Consolidated Financial Statements.
For additional information, see Note 10 to the Condensed Consolidated Financial Statements.

Corebridge | First Quarter 2024 Form 10-Q 121

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit

Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits
VARIABLE ANNUITY GUARANTEED BENEFITS AND HEDGING RESULTS
The following section provides discussion of our variable annuity guaranteed benefits and hedging results regarding our business segments.
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
For additional information on our valuation methodology for MRBs, see Note 5 to the Consolidated Financial Statements in the 2023 Form 10-K.
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

Corebridge | First Quarter 2024 Form 10-Q 122

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

	March 31,	December 31,
(in millions)	2024	2023
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$571	$1,340
Exclude NPA	(814)	(826)
Market risk benefits liability, excluding NPA	(243)	514
Adjustments for risk margins and differences in valuation	667	522
Economic hedge target liability	$424	$1,036
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
Change in Economic Hedge Target
The decrease in the economic hedge target liability in the three months ended March 31, 2024, was primarily driven by higher interest rates and equity markets.
The following table presents the impact on pre-tax income (loss) and Other comprehensive income (loss) of Variable Annuity MRBs and Hedging for the Individual Retirement and Group Retirement Segments:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in millions)	MRB Liability(*)	Hedge Assets	Net	MRB Liability(*)	Hedge Assets	Net
Issuances	$1	$—	$1	$(3)	$—	$(3)
Interest accrual	(9)	(61)	(70)	(15)	(55)	(70)
Attributed fees	(189)	—	(189)	(251)	—	(251)
Expected claims	18	—	18	26	—	26
Effect of changes in interest rates	297	(341)	(44)	(367)	346	(21)
Effect of changes in interest rate volatility	14	(39)	(25)	81	(60)	21
Effect of changes in equity markets	580	(359)	221	421	(262)	159
Effect of changes in equity index volatility	15	31	46	(12)	(7)	(19)
Actual outcome different from model expected outcome	29	—	29	(61)	—	(61)
Effect of changes in future expected policyholder behavior	—	—	—	—	—	—
Effect of changes in other future expected assumptions	(1)	—	(1)	96	—	96
Foreign exchange impact	2	—	2	—	—	—
Total impact on balance before other and changes in our own credit risk	757	(769)	(12)	(85)	(38)	(123)
Other	(2)	2	—	—	(20)	(20)
Effect of changes in our own credit risk	12	17	29	(378)	2	(376)
Total income (loss) impact on market risk benefits	767	(750)	17	(463)	(56)	(519)
Less: impact on OCI	12	(48)	(36)	(378)	56	(322)
Add: fees net of claims and ceded premiums and benefits	168	—	168	224	—	224
Net impact on pre-tax income (loss)	$923	$(702)	$221	$139	$(112)	$27
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$3			$(208)
* MRB Liability is partially offset by MRB Assets.

Corebridge | First Quarter 2024 Form 10-Q 123

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
Three Months Ended March 31, 2024
Net impact on pre-tax income of $221 million was primarily driven by increases in equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended March 31, 2024, we had a net mark-to-market gain of approximately $3 million from our hedging activities related to our economic hedge target.
Three Months Ended March 31, 2023
•Net impact on pre-tax income of $27 million was primarily driven by increases in equity markets and the impact of the London Interbank Offered Rate to Secured Overnight Financing Rate (“SOFR”) transition.
•The hedge program is designed of offset moves in the GMWB economic liability and therefore has a lower sensitivity to equity market changes than the MRBs.
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

Corebridge | First Quarter 2024 Form 10-Q 124

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
For a discussion regarding risks associated with liquidity and capital, see “Risk Factors—Risks Relating to Our Investment Portfolio, Liquidity, Capital and Credit” in the 2023 Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of March 31, 2024 and December 31, 2023, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $4.2 billion and $4.1 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $2.5 billion committed revolving credit facility as of March 31, 2024 and December 31, 2023, respectively. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries, sales of businesses and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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
As of March 31, 2024, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $191 million and $151 million at March 31, 2024 and December 31, 2023, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	March 31,	December 31,
(in millions)	2024	2023
Cash and short-term investments	$1,748	$1,591
Total Corebridge Hold Cos. liquidity	1,748	1,591
Available capacity under committed, revolving credit facility	2,500	2,500
Total Corebridge Hold Cos. liquidity sources	$4,248	$4,091
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
Liquidity to Corebridge Parent from Subsidiaries
During the three months ended March 31, 2024, Corebridge Hold Cos. received $600 million in dividends from subsidiaries.

Corebridge | First Quarter 2024 Form 10-Q 125

ITEM 2 | Liquidity and Capital Resources
USES
Interest Payments
We made interest payments on our debt instruments totaling $34 million during the three months ended March 31, 2024.
Dividends
During the three months ended March 31, 2024, Corebridge Parent paid cash dividends totaling $143 million, including a quarterly dividend of $0.23 per share of its common stock.
Repurchase of Common Stock
During the three months ended March 31, 2024, Corebridge Parent repurchased approximately 9.5 million of shares of its common stock, for an aggregate purchase price of approximately $243 million.
For additional information, see Note 17 to the Condensed Consolidated Financial Statements.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $5.7 billion which were due to FHLBs in their respective districts at March 31, 2024, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at March 31, 2024.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had no securities subject to these agreements at March 31, 2024 and no liabilities to borrowers for collateral received at March 31, 2024.
We manage the capital of our Life Fleet Risk-Based Capital (“RBC”) ratio targeting above 400%. AGC serves as an affiliate reinsurance company. The surplus of AGC is comprised predominantly of the statutory surplus of the Life Fleet. Given that AGC has no primary operations outside of this internal reinsurance, we believe that excluding AGC from the Life Fleet RBC ratio calculation presents a more accurate view of the overall capital position of our U.S. operating entities. Our Life Fleet RBC ratio was above our minimum target Life Fleet RBC ratio of 400% as of December 31, 2023.
Dividend Restrictions
Payments of dividends to Corebridge Hold Cos. by our U.S. insurance subsidiaries are subject to certain restrictions imposed by laws and regulations of their respective states. With respect to our domestic insurance subsidiaries, the payment of a dividend may require formal notice to the insurance department of the state in which the particular insurance subsidiary is domiciled, and prior approval of such insurance regulator is required when the amount of the dividend is above certain regulatory thresholds. See “Business — Regulation — U.S. Regulation — State Insurance Regulation” in the 2023 Form 10-K. Other foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends.
To our knowledge, no Corebridge insurance company is currently on any regulatory or similar “watch list” with regard to solvency.

Corebridge | First Quarter 2024 Form 10-Q 126

ITEM 2 | Liquidity and Capital Resources
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Sources:
Operating activities, net	$598	$301
Net changes in policyholder account balances	1,354	1,758
Issuance of debt of consolidated investment entities	57	39
Contributions from noncontrolling interests	21	25
Financing other, net	—	26
Issuance of common stock	1	—
Net change in securities lending and repurchase agreements	1,125	—
Effect of exchange rate changes on cash and restricted cash	1	2
Total Sources	3,157	2,151

Uses:
Investing activities, net	(2,645)	(1,477)
Repayments of debt of consolidated investment entities	(122)	(142)
Repayments of long-term debt	—	—
Distributions to noncontrolling interests	(29)	(50)
Dividends paid on common stock	(143)	(149)
Net change in securities lending and repurchase agreements	—	(442)
Repurchase of common stock	(243)	—
Financing other, net	(177)	—
Total Uses	(3,359)	(2,260)
Net increase (decrease) in cash and cash equivalents	$(202)	$(109)
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
CONTRACTUAL OBLIGATIONS
As of March 31, 2024, there have been no material changes in our contractual obligations from December 31, 2023, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources — Contractual Obligations” in the 2023 Form 10-K.

Corebridge | First Quarter 2024 Form 10-Q 127

ITEM 2 | Liquidity and Capital Resources
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2023	Issuances	Maturities and Repayments	Other Changes	Balance at March 31, 2024
Short-term debt issued by Corebridge:
Three-Year DDTL Facility*	2024	$250	$—	$—	$—	$250
Total short-term debt		250	—	—	—	250
Long-term debt issued by Corebridge:
Senior unsecured notes	2025-2052	7,750	—	—	—	7,750
Hybrid junior subordinated notes	2052	1,000	—	—	—	1,000
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	2025-2029	200	—	—	—	200
CRBGLH junior subordinated debentures	2030-2046	227	—	—	—	227
Total long-term debt		9,177	—	—	—	9,177
Debt issuance costs		(59)	—	—	—	(59)
Total long-term debt, net of debt issuance costs		9,118	—	—	—	9,118
Total debt, net of issuance costs		$9,368	$—	$—	$—	$9,368
*    The current interest period for the Three-Year Delayed Draw Term Loan (“DDTL”) Facility continues through May 29, 2024. We have the ability to further continue this borrowing through February 25, 2025.
SENIOR UNSECURED NOTES AND DELAYED DRAW TERM LOAN
On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility. On December 8, 2023 and September 15, 2023, Corebridge Parent used the net proceeds of the issuance of the Senior Notes and cash on hand to repay $750 million and $500 million, respectively, on the Three-Year DDTL Facility. As of March 31, 2024, a total of $250 million of borrowings are outstanding under the Three-Year DDTL Facility. For the current interest period, the Three-Year DDTL Facility will end on May 29, 2024, unless prior to that date Corebridge Parent elects to continue the loan, or a portion of it, for an additional interest period.
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
For additional information on debt outstanding and revolving credit facilities, see Note 17 to the Consolidated Financial Statements in the 2023 Form 10-K.

Corebridge | First Quarter 2024 Form 10-Q 128

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

(in millions)	Balance at December 31, 2023	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance at March 31, 2024
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$2,504	$57	$(122)	$7	$84	$2,530
(a)At March 31, 2024, includes debt of consolidated investment entities related to real estate investments of $1.0 billion and other securitization vehicles of $1.2 billion.
(b)In relation to the debt of consolidated investment entities not guaranteed by Corebridge, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us.
CREDIT RATINGS
Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company.
The following table presents the credit ratings of Corebridge Parent as of the date of this filing:

Senior Unsecured Long-Term Debt			Hybrid Junior Subordinated Long-Term Debt
Moody’s(a)	S&P(b)	Fitch(c)	Moody’s(a)	S&P(b)	Fitch(c)
Baa2 (Stable)	BBB+ (Stable)	BBB+ (Stable)	Baa3 (Stable)	BBB- (Stable)	BBB- (Stable)
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
In the event of a downgrade of our long-term debt ratings or our insurance subsidiaries’ Insurer Financial Strength (“IFS”) ratings, we would be required to post additional collateral under some derivative and other transactions, or certain of the counterparties of such other of our subsidiaries would be permitted to terminate such transactions early.
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
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As March 31, 2024, there have been no material changes in our off-balance-sheet arrangements and commercial commitments from December 31, 2023, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Commercial Commitments” in the 2023 Form 10-K.

Corebridge | First Quarter 2024 Form 10-Q 129

ITEM 2 | Accounting Policies and Pronouncements

Accounting Policies and Pronouncements
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. On a regular basis, we review estimates and assumptions used in the preparation of financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our significant accounting policies and accounting pronouncements, see Note 2 to the Consolidated Financial Statements in the 2023 Form 10-K.

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
For a complete discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Accounting Policies and Pronouncements” in the 2023 Form 10-K.
ADOPTION OF ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Condensed Consolidated Financial Statements for a complete discussion of adoption of accounting pronouncements.

Corebridge | First Quarter 2024 Form 10-Q 130

ITEM 2 | Glossary

Glossary
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
Financial debt — represents the sum of short-term debt and long-term debt, net of debt issuance costs, not including (a) debt of consolidated investment entities—not guaranteed by Corebridge; (b) investment contracts supported by assets and issued for purposes of earning spread income, such as GICs and FABNs; and (c) operating debt utilized to fund daily operations.
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
Loan-to-value ratio — principal amount of loan divided by appraised value of collateral securing the loan.
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

Corebridge | First Quarter 2024 Form 10-Q 131

ITEM 2 | Glossary
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

Corebridge | First Quarter 2024 Form 10-Q 132

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
“Corebridge Parent” means Corebridge Financial, Inc., a Delaware corporation;
“CRBG Bermuda” means Corebridge Insurance Company of Bermuda, Ltd., a Bermuda insurance company;
“CRBGLH” means Corebridge Life Holdings, Inc., a Texas corporation;
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
“SAFG Capital” means SAFG Capital LLC, a Delaware corporation;
“USL” means The United States Life Insurance Company in the City of New York, a New York insurance company;
“VALIC” means The Variable Annuity Life Insurance Company, a Texas insurance company; and

Corebridge | First Quarter 2024 Form 10-Q 133

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
•“S&P” — Standard & Poor’s Financial Services LLC;
•“SEC” — the U.S. Securities and Exchange Commission;
•“SVW” — stable value wrap;
•“URR” — unearned revenue reserve;
•“VIE” — variable interest entity;
•“VIX” — volatility index; and
•“VOBA” — value of business acquired.

Corebridge | First Quarter 2024 Form 10-Q 134

ITEM 3 | Quantitative and Qualitative Disclosures about Market Risk
ITEM 3 | Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in “Quantitative and Qualitative Disclosures About Market Risk” in the 2023 Form 10-K.
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corebridge | First Quarter 2024 Form 10-Q 135

Part II - Other Information

ITEM 1 | Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 16 to the Condensed Consolidated Financial Statements.

ITEM 1A | Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in “Risk Factors” in the 2023 Form 10-K.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of Corebridge Parent or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Corebridge Common Stock during the three months ended March 31, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
01/01/24 through 01/31/24	898,800	$23.62	898,800	$481
02/01/24 through 02/29/24	1,306,400	24.40	1,306,400	449
03/01/24 through 03/31/24	7,258,816	26.20	7,258,816	259
Total	9,464,016	$25.71	9,464,016	$259
*Excludes excise tax of $2.4 million due to the Inflation Reduction Act of 2022 for the three months ended March 31, 2024.
During the three months ended March 31, 2024, Corebridge Parent repurchased approximately 9.5 million shares of Corebridge Common Stock, par value $0.01 per share for an aggregate purchase price of $243 million, pursuant to the share repurchase program under which Corebridge Parent may, from time to time, purchase up to $1.0 billion of its common stock but is not obligated to purchase any particular number of shares.
As of March 31, 2024, approximately $259 million remained under the share repurchase program authorization.
Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. For instance, certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans, including the share repurchase plan Corebridge Parent adopted on March 15, 2024, which, unless extended expires on May 8, 2024. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

ITEM 5 | Other Information
Not applicable.

Corebridge | First Quarter 2024 Form 10-Q 136

Exhibit Index
Exhibit Index

Exhibit Number	Description
10.1
Stockholders’ Agreement, dated as of November 2, 2021, among Corebridge Financial, Inc., American International Group, Inc. and Argon Holdco LLC (a wholly owned subsidiary of Blackstone Inc.), incorporated by reference to Exhibit 10.1 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).

10.2*
Amendment and Waiver of Consent and Voting Rights, dated as of March 11, 2024, by and among Corebridge Financial, Inc., American International Group, Inc., Argon Holdco LLC, Blackstone Holdings II L.P., Blackstone Holdings I/II GP L.L.C., Blackstone Inc., Blackstone Group Management L.L.C. and Stephen A. Schwarzman.

10.3*	Form of Corebridge Financial, Inc. Long Term Incentive Plan, Long Term Incentive Award Agreement
31.1*	13a-14(a) and Rule 15d-14(a) Certifications.
32.1**	Section 1350 Certifications.
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Corebridge | First Quarter 2024 Form 10-Q 137

Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)
/s/ ELIAS HABAYEB
Elias Habayeb
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ CHRISTOPHER FILIAGGI
Christopher Filiaggi
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated May 3, 2024

Corebridge | First Quarter 2024 Form 10-Q 138