Form 10-Q
period 2024-06-30
Corebridge Financial, Inc.
filed 2024-08-01
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2024, there were 592,013,501 shares outstanding of the registrant’s common stock.

COREBRIDGE FINANCIAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

FORM 10-Q

Corebridge | Second Quarter 2024 Form 10-Q 1

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
•the deterioration of economic conditions, an economic slowdown or recession, changes in market conditions, weakening in capital markets, volatility in equity markets, inflationary pressures, pressures on the commercial real estate market, and geopolitical tensions, including the ongoing armed conflicts between Ukraine and Russia and in the Middle East;
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
•the impact of risks associated with the closing of the Nippon Transaction (as defined in Note 1);
•our inability to maintain the availability of critical technology systems and the confidentiality of our data, including challenges associated with a variety of privacy and information security laws;

Corebridge | Second Quarter 2024 Form 10-Q 2

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
•our ability to operate efficiently and compete effectively in a heavily regulated industry in light of new domestic or international laws and regulations or new interpretations of current laws and regulations;
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
•potentially higher U.S. federal income taxes due to our inability to file a single U.S. consolidated federal income tax return for five years following our initial public offering (“IPO”) and the “ownership change” for U.S. federal income tax purposes caused by our separation from AIG;
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

Corebridge | Second Quarter 2024 Form 10-Q 3

Part I – Financial Information

Item 1. | Financial Statements

Corebridge Financial, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	June 30, 2024	December 31, 2023
Assets:
Investments:
Fixed maturity securities:
Bonds available-for-sale, at fair value, net of allowance for credit losses of $95 in 2024 and $128 in 2023 (amortized cost: 2024 - $188,116; 2023 - $184,946)*	$167,320	$166,527
Other bond securities, at fair value (See Note 5)*	5,043	4,578
Equity securities, at fair value (See Note 5)*	73	63
Mortgage and other loans receivable, net of allowance for credit losses of $758 in 2024 and $698 in 2023*	48,663	46,867
Other invested assets (portion measured at fair value: 2024 - $7,479; 2023 - $7,690)*	9,957	10,257
Short-term investments, including restricted cash of $3 in 2024 and $3 in 2023 (portion measured at fair value: 2024 - $610; 2023 - $1,408)*	4,998	4,336
Total investments	236,054	232,628
Cash*	637	612
Accrued investment income*	2,092	2,008
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2024 and $1 in 2023	620	594
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $— in 2024 and $— in 2023	25,462	26,772
Reinsurance assets - other, net of allowance for credit losses and disputes of $12 in 2024 and $30 in 2023	1,513	1,620
Deferred income taxes	8,219	8,577
Deferred policy acquisition costs and value of business acquired	10,133	10,011
Market risk benefit assets, at fair value	1,187	912
Other assets, including restricted cash of $13 in 2024 and $13 in 2023 (portion measured at fair value: 2024 - $491; 2023 - $393)*	2,340	2,294
Separate account assets, at fair value	94,122	91,005
Assets held-for-sale	113	2,237
Total assets	$382,492	$379,270
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$56,355	$57,108
Policyholder contract deposits (portion measured at fair value: 2024 - $9,151; 2023 - $8,050)	168,324	162,050
Market risk benefit liabilities, at fair value	5,124	5,705
Other policyholder funds	2,853	2,862
Fortitude Re funds withheld payable (portion measured at fair value: 2024 - $1,913; 2023 - $2,182)	24,940	25,957
Other liabilities (portion measured at fair value: 2024 - $184; 2023 - $141)*	7,227	8,330
Short-term debt	250	250
Long-term debt	9,121	9,118
Debt of consolidated investment entities (portion measured at fair value: 2024 - $—; 2023 - $—)*	2,364	2,504
Separate account liabilities	94,122	91,005
Liabilities held-for-sale	—	1,746
Total liabilities	$370,680	$366,635
Contingencies, commitments and guarantees (See Note 15)
Corebridge Shareholders' equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2024 - 650,189,849 and 2023 - 648,148,737	$7	$6
Treasury stock, at cost; 2024 - 49,862,448 shares and 2023 - 26,484,411 shares	(1,161)	(503)
Additional paid-in capital	8,122	8,149
Retained earnings	18,536	17,572
Accumulated other comprehensive loss	(14,508)	(13,458)
Total Corebridge Shareholders' equity	10,996	11,766
Non-redeemable noncontrolling interests	816	869
Total equity	11,812	12,635
Total liabilities and equity	$382,492	$379,270
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Second Quarter 2024 Form 10-Q 4

Corebridge Financial, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2024	2023	2024	2023
Revenues:
Premiums	$547	$2,443	$2,842	$4,548
Policy fees	721	694	1,435	1,392
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,663	2,444	5,255	4,745
Net investment income - Fortitude Re funds withheld assets	325	270	657	664
Total net investment income	2,988	2,714	5,912	5,409
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(690)	(312)	(868)	(765)
Net realized losses on Fortitude Re funds withheld assets	(93)	(130)	(257)	(110)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	36	122	58	(903)
Total net realized losses	(747)	(320)	(1,067)	(1,778)
Advisory fee income	124	115	248	231
Other income	77	111	176	217
Total revenues	3,710	5,757	9,546	10,019
Benefits and expenses:
Policyholder benefits (includes remeasurement (gains) losses of $68 and $93 for the three months ended June 30, 2024 and 2023, and $168 and $157, for the six months ended June 30, 2024 and 2023, respectively)	1,049	2,876	3,856	5,371
Change in the fair value of market risk benefits, net	25	(262)	(344)	(66)
Interest credited to policyholder account balances	1,274	1,078	2,473	2,104
Amortization of deferred policy acquisition costs and value of business acquired	260	258	527	514
Non-deferrable insurance commissions	146	153	289	289
Advisory fee expenses	71	64	139	129
General operating expenses	532	604	1,104	1,186
Interest expense	138	134	276	306
Net (gain) on divestitures	(241)	(59)	(246)	(56)
Total benefits and expenses	3,254	4,846	8,074	9,777
Income before income tax expense (benefit)	456	911	1,472	242
Income tax expense (benefit)	115	160	304	(56)
Net income	341	751	1,168	298
Less:
Net income (loss) attributable to noncontrolling interests	(24)	(20)	(75)	(14)
Net income attributable to Corebridge	$365	$771	$1,243	$312

Income (loss) per common share attributable to Corebridge common shareholders:
Common stock - basic	$0.60	$1.18	$2.01	$0.48
Common stock - diluted	$0.59	$1.18	$2.01	$0.48

Weighted average shares outstanding:
Common stock - basic	611.6	650.7	617.8	650.8
Common stock - diluted	612.6	652.2	618.7	652.5

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Second Quarter 2024 Form 10-Q 5

Corebridge Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$341	$751	$1,168	$298
Other comprehensive income (loss), net of tax
Change in unrealized appreciation of fixed maturity securities on which allowance for credit losses was taken	(9)	43	26	73
Change in unrealized appreciation (depreciation) of all other investments	(967)	(1,484)	(2,143)	1,648
Change in fair value of market risk benefits attributable to changes in our own credit risk	159	(189)	136	(115)
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	379	486	922	21
Change in cash flow hedges	(2)	(6)	(22)	(10)
Change in foreign currency translation adjustments	70	36	67	72
Change in retirement plan liabilities	—	—	—	2
Other comprehensive income (loss)	(370)	(1,114)	(1,014)	1,691
Comprehensive income (loss)	(29)	(363)	154	1,989
Less:
Comprehensive income (loss) attributable to noncontrolling interests	(25)	(19)	(77)	(4)
Comprehensive income (loss) attributable to Corebridge	$(4)	$(344)	$231	$1,993
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Second Quarter 2024 Form 10-Q 6

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended June 30, 2024
Balance, beginning of period	$7	$(717)	$8,115	$18,310	$(14,139)	$11,576	$810	$12,386
Common stock issued under stock plans	—	(4)	4	—	—	—	—	—
Purchase of common stock	—	(440)	—	—	—	(440)	—	(440)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	365	—	365	(24)	341
Dividends on common stock	—	—	—	(139)	—	(139)	—	(139)
Other comprehensive loss, net of tax	—	—	—	—	(369)	(369)	(1)	(370)
Contributions from noncontrolling interests	—	—	—	—	—	—	32	32
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other	—	—	3	—	—	3	1	4
Balance, end of period	$7	$(1,161)	$8,122	$18,536	$(14,508)	$10,996	$816	$11,812

Three Months Ended June 30, 2023
Balance, beginning of period	$6	$—	$8,024	$17,592	$(14,067)	$11,555	$910	$12,465
Purchase of common stock	—	(202)	—	—	—	(202)	—	(202)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	771	—	771	(20)	751
Dividends on common stock	—	—	—	(551)	—	(551)	—	(551)
Other comprehensive income (loss), net of tax	—	—	—	—	(1,115)	(1,115)	1	(1,114)
Contributions from noncontrolling interests	—	—	—	—	—	—	18	18
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Other	—	—	104	(1)	—	103	1	104
Balance, end of period	$6	$(202)	$8,128	$17,811	$(15,182)	$10,561	$907	$11,468

Corebridge | Second Quarter 2024 Form 10-Q 7

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (unaudited) (Continued)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Six Months Ended June 30, 2024
Balance, beginning of year	$6	$(503)	$8,149	$17,572	$(13,458)	$11,766	$869	$12,635
Common stock issued under stock plans	1	23	(23)	—	—	1	—	1
Purchase of common stock	—	(681)	—	—	—	(681)	—	(681)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	1,243	—	1,243	(75)	1,168
Dividends on common stock	—	—	—	(282)	—	(282)	—	(282)
Other comprehensive loss, net of tax	—	—	—	—	(1,012)	(1,012)	(2)	(1,014)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	1	1
Contributions from noncontrolling interests	—	—	—	—	—	—	53	53
Distributions to noncontrolling interests	—	—	—	—	—	—	(31)	(31)
Other	—	—	(4)	3	(38)	(39)	1	(38)
Balance, end of period	$7	$(1,161)	$8,122	$18,536	$(14,508)	$10,996	$816	$11,812

Six Months Ended June 30, 2023
Balance, beginning of year	$6	$—	$8,030	$18,207	$(16,863)	$9,380	$939	$10,319
Purchase of common stock	—	(202)	—	—	—	(202)	—	(202)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	312	—	312	(14)	298
Dividends on common stock	—	—	—	(700)	—	(700)	—	(700)
Other comprehensive income, net of tax	—	—	—	—	1,681	1,681	10	1,691
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	—	43	43
Distributions to noncontrolling interests	—	—	—	—	—	—	(53)	(53)
Other	—	—	98	(8)	—	90	1	91
Balance, end of period	$6	$(202)	$8,128	$17,811	$(15,182)	$10,561	$907	$11,468
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Second Quarter 2024 Form 10-Q 8

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,168	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses (gains) on sales of securities available-for-sale and other assets	903	330
Net (gain) loss on divestitures	(246)	(56)
Unrealized (gains) losses in earnings - net	753	835
Change in the fair value of market risk benefits in earnings, net	(858)	(363)
Equity in income from equity method investments, net of dividends or distributions	34	(2)
Depreciation and other amortization	96	239
Impairments of assets	48	—
Changes in operating assets and liabilities:
Insurance liabilities	443	399
Premiums and other receivables and payables - net	(238)	(124)
Funds held relating to Fortitude Re Reinsurance contracts	(1,031)	(83)
Reinsurance assets and funds held under reinsurance treaties	487	317
Capitalization of deferred policy acquisition costs	(684)	(628)
Current and deferred income taxes - net	61	178
Other, net	(347)	232
Total adjustments	(579)	1,274
Net cash provided by operating activities	589	1,572
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available-for-sale securities	4,992	5,534
Other securities	374	470
Other invested assets	642	563
Divestitures, net	577	32
Maturities of fixed maturity securities available-for-sale	7,007	4,040
Principal payments received on mortgage and other loans receivable	2,201	2,441
Purchases of:
Available-for-sale securities	(14,025)	(7,947)
Other securities	(583)	(821)
Other invested assets	(374)	(552)
Mortgage and other loans receivable	(4,113)	(4,345)
Acquisition of businesses, net of cash and restricted cash acquired	—	(5)
Net change in short-term investments	(693)	20
Net change in derivative assets and liabilities	103	(458)
Other, net	(72)	138
Net cash used in investing activities	(3,964)	(890)
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	20,103	15,920
Policyholder contract withdrawals	(14,377)	(12,801)
Issuance of debt of consolidated investment entities	101	146
Maturities and repayments of debt of consolidated investment entities	(398)	(290)
Dividends paid on common stock	(282)	(700)
Distributions to noncontrolling interests	(31)	(54)
Contributions from noncontrolling interests	53	43
Net change in securities lending and repurchase agreements	(893)	(2,524)
Issuance of common stock	1	—
Repurchase of common stock	(679)	(200)
Other, net	(198)	(70)
Net cash provided by (used in) financing activities	3,400	(530)
Effect of exchange rate changes on cash and restricted cash	—	3
Net increase (decrease) in cash and restricted cash	25	155
Cash and restricted cash at beginning of year	628	633
Cash and restricted cash at end of period	$653	$788
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Second Quarter 2024 Form 10-Q 9

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

Supplementary Disclosure of Consolidated Cash Flow Information
	Six Months Ended June 30,
(in millions)	2024	2023
Cash	$637	$751
Restricted cash included in short-term investments	3	28
Restricted cash included in other assets	13	9
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$653	$788

Cash (received) paid during the period for:
Interest	$259	$305
Taxes	$243	$(235)
Non-cash investing activities:
Fixed maturity securities, designated available-for-sale, received in connection with pension risk transfer transactions	$(1,316)	$(2,818)
Fixed maturity securities, designated fair value option, received in connection with reinsurance transactions	$(232)	$—
Fixed maturity securities, designated available-for-sale, transferred in connection with reinsurance transactions	$131	$439
Fixed maturity securities, designated fair value option, transferred in connection with reinsurance transactions	$15	$17
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,416	$2,145
Fee income debited to policyholder contract deposits included in financing activities	$(1,426)	$(1,044)
Non-cash capital contributions	$—	$16
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Second Quarter 2024 Form 10-Q 10

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Overview and Basis of Presentation

1. Overview and Basis of Presentation
Corebridge Financial, Inc. (“Corebridge Parent”) is a leading provider of retirement solutions and life insurance products in the United States. Our primary business operations consist of sales of individual and group annuities and life insurance products to individuals and institutional markets products. Corebridge Parent common stock, par value $0.01 per share, is listed on the New York Stock Exchange (NYSE:CRBG). The terms “Corebridge,” “we,” “us,” “our” or the “Company” mean Corebridge Parent and its consolidated subsidiaries, unless the context refers to Corebridge Parent only. Subsidiaries of Corebridge Parent include: AGC Life Insurance Company (“AGC”), American General Life Insurance Company (“AGL”), The Variable Annuity Life Insurance Company (“VALIC”), The United States Life Insurance Company in the City of New York (“USL”), Corebridge Insurance Company of Bermuda, Ltd. (" CRBG Bermuda") and SAFG Capital LLC and its subsidiaries. American International Group, Inc. (“AIG Parent”) is a publicly traded entity, listed on the New York Stock Exchange (NYSE: AIG). The term “AIG” means AIG Parent and its consolidated subsidiaries, unless the context refers to AIG Parent only.
These unaudited Condensed Consolidated Financial Statements present the results of operations, financial condition and cash flows of the Company.
On September 19, 2022, we completed an initial public offering (the “IPO”) in which AIG Parent sold 80.0 million shares of Corebridge Parent common stock to the public. Since our IPO, AIG Parent has sold portions of its interest in Corebridge through secondary public offerings. As of June 30, 2024, AIG Parent owned approximately 49.0% of the outstanding Corebridge Parent common stock.
On May 16, 2024, Corebridge Parent entered into a stock purchase agreement (the “Purchase Agreement”) with AIG Parent and Nippon Life Insurance Company, a mutual company organized under the laws of Japan (“Nippon”), pursuant to which AIG Parent agreed to sell approximately 122.0 million shares of Corebridge Parent common stock, representing approximately 20% of the issued and outstanding Corebridge Parent common stock at signing, to Nippon (the “Nippon Transaction”). The Nippon Transaction is expected to close in the first quarter of 2025, subject to certain closing conditions, including the receipt of specified regulatory approvals. On May 16, 2024, in connection with the execution of the Purchase Agreement, the Company entered into an Amendment to the Separation Agreement, dated as of September 14, 2022, by and between the Company and AIG Parent (the “Separation Agreement”), pursuant to which the Company and AIG Parent agreed to certain changes with respect to AIG’s board designation rights and AIG’s right to consent over certain actions by the Company, as set forth in the Separation Agreement.
On June 9, 2024, AIG Parent waived its right under the Separation Agreement to include a majority of the candidates on each slate of candidates recommended by the Corebridge Board of Directors to Corebridge’s stockholders in connection with a meeting of stockholders. On June 10, 2024, AIG Parent announced that it has met the requirements for the deconsolidation for accounting purposes of Corebridge.
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
SALE OF BUSINESSES
AIG Life Limited (“AIG Life U.K.”)
On April 8, 2024, Corebridge completed the sale of AIG Life Limited (“AIG Life U.K.”) to Aviva plc (“Aviva”) and received gross proceeds of £453 million ($569 million) resulting in a pre-tax gain of $246 million for the six months ended June 30, 2024.
Laya Healthcare Ltd. (“Laya”)
On October 31, 2023 Corebridge completed the sale of Laya to AXA and received gross proceeds of €691 million ($731 million) resulting in a pre-tax gain of $652 million for the year ended December 31, 2023.
Held-For-Sale Classification
Assets classified as held-for-sale are segregated and reported in Assets held-for-sale in our Condensed Consolidated Balance Sheets beginning in the period in which the assets are classified as held-for-sale. At June 30, 2024, we recorded Assets held-for-sale, primarily consisting of real estate, of $113 million. At December 31, 2023, we recorded Assets held-for-sale and Liabilities held-for-sale, primarily consisting of AIG Life U.K. and real estate, of $2.2 billion and $1.7 billion, respectively.
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
•valuation of market risk benefits (“MRBs”) related to guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products; valuation of embedded derivative liabilities for fixed index annuity and index universal life products;
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

Corebridge | Second Quarter 2024 Form 10-Q 11

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
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issued individual and group life insurance in the United Kingdom and distributed private medical insurance in Ireland. On October 31, 2023 Corebridge completed the sale of Laya and on April 8, 2024 completed the sale of AIG Life U.K.
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

Corebridge | Second Quarter 2024 Form 10-Q 12

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

Corebridge | Second Quarter 2024 Form 10-Q 13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended June 30, 2024
Premiums	$30	$—	$331	$167	$19	$—	$547	$—	$547
Policy fees	200	108	366	47	—	—	721	—	721
Net investment income(a)	1,405	487	322	489	18	(5)	2,716	272	2,988
Net realized gains (losses)(a)(b)	—	—	—	—	(9)	—	(9)	(738)	(747)
Advisory fee and other income	108	83	1	1	8	—	201	—	201
Total adjusted revenues	1,743	678	1,020	704	36	(5)	4,176	(466)	3,710
Policyholder benefits	33	(2)	627	394	—	—	1,052	(3)	1,049
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	25	25
Interest credited to policyholder account balances	695	300	84	187	—	—	1,266	8	1,274
Amortization of deferred policy acquisition costs	152	21	84	3	—	—	260	—	260
Non-deferrable insurance commissions	94	30	16	5	1	—	146	—	146
Advisory fee expenses	38	32	1	—	—	—	71	—	71
General operating expenses	110	102	113	19	75	—	419	113	532
Interest expense	—	—	—	—	132	(5)	127	11	138
Net (gain) on divestitures	—	—	—	—	—	—	—	(241)	(241)
Total benefits and expenses	1,122	483	925	608	208	(5)	3,341	(87)	3,254
Noncontrolling interests	—	—	—	—	24	—	24
Adjusted pre-tax operating income (loss)	$621	$195	$95	$96	$(148)	$—	$859
Adjustments to:
Total revenue							(466)
Total expenses							(87)
Noncontrolling interests							(24)
Income before income tax expense (benefit)							$456		$456

Three Months Ended June 30, 2023
Premiums	$66	$4	$443	$1,911	$20	$—	$2,444	$(1)	$2,443
Policy fees	172	102	371	49	—	—	694	—	694
Net investment income (loss)(a)	1,224	504	327	407	19	(1)	2,480	234	2,714
Net realized gains (losses)(a)(b)	—	—	—	—	1	—	1	(321)	(320)
Advisory fee and other income	108	76	26	—	16	—	226	—	226
Total adjusted revenues	1,570	686	1,167	2,367	56	(1)	5,845	(88)	5,757
Policyholder benefits	71	6	721	2,081	(3)	—	2,876	—	2,876
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(262)	(262)
Interest credited to policyholder account balances	553	294	85	133	—	—	1,065	13	1,078
Amortization of deferred policy acquisition costs	138	20	98	2	—	—	258	—	258
Non-deferrable insurance commissions	94	33	21	4	1	—	153	—	153
Advisory fee expenses	36	29	(1)	—	—	—	64	—	64
General operating expenses	104	107	167	21	85	—	484	120	604
Interest expense	—	—	—	—	129	—	129	5	134
Net (gain) on divestitures	—	—	—	—	—	—	—	(59)	(59)
Total benefits and expenses	996	489	1,091	2,241	212	—	5,029	(183)	4,846
Noncontrolling interests	—	—	—	—	20	—	20
Adjusted pre-tax operating income (loss)	$574	$197	$76	$126	$(136)	$(1)	$836
Adjustments to:
Total revenue							(88)
Total expenses							(183)
Noncontrolling interests							(20)
Income before income tax expense (benefit)							$911		$911

Corebridge | Second Quarter 2024 Form 10-Q 14

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Six Months Ended June 30, 2024
Premiums	$71	$5	$765	$1,963	$38	$—	$2,842	$—	$2,842
Policy fees	391	215	734	95	—	—	1,435	—	1,435
Net investment income(a)	2,744	982	648	976	8	(13)	5,345	567	5,912
Net realized gains (losses)(a)(b)	—	—	—	—	(17)	—	(17)	(1,050)	(1,067)
Advisory fee and other income	224	166	1	2	31	—	424	—	424
Total adjusted revenues	3,430	1,368	2,148	3,036	60	(13)	10,029	(483)	9,546
Policyholder benefits	69	1	1,375	2,417	—	—	3,862	(6)	3,856
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(344)	(344)
Interest credited to policyholder account balances	1,334	598	167	356	—	—	2,455	18	2,473
Amortization of deferred policy acquisition costs	301	42	178	6	—	—	527	—	527
Non-deferrable insurance commissions	184	59	35	10	1	—	289	—	289
Advisory fee expenses	73	65	1	—	—	—	139	—	139
General operating expenses	226	208	243	39	161	—	877	227	1,104
Interest expense	—	—	—	—	269	(10)	259	17	276
Net (gain) on divestitures	—	—	—	—	—	—	—	(246)	(246)
Total benefits and expenses	2,187	973	1,999	2,828	431	(10)	8,408	(334)	8,074
Noncontrolling interests	—	—	—	—	75	—	75
Adjusted pre-tax operating income (loss)	$1,243	$395	$149	$208	$(296)	$(3)	$1,696
Adjustments to:
Total revenue							(483)
Total expenses							(334)
Noncontrolling interests							(75)
Income before income tax expense (benefit)							$1,472		$1,472

Six Months Ended June 30, 2023
Premiums	$144	$10	$868	$3,486	$40	$—	$4,548	$—	$4,548
Policy fees	346	202	746	98	—	—	1,392	—	1,392
Net investment income(a)	2,352	1,004	644	739	87	(11)	4,815	594	5,409
Net realized gains (losses)(a)(b)	—	—	—	—	5	—	5	(1,783)	(1,778)
Advisory fee and other income	211	152	55	—	30	—	448	—	448
Total adjusted revenues	3,053	1,368	2,313	4,323	162	(11)	11,208	(1,189)	10,019
Policyholder benefits	136	15	1,429	3,799	(3)	—	5,376	(5)	5,371
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(66)	(66)
Interest credited to policyholder account balances	1,072	585	167	256	—	—	2,080	24	2,104
Amortization of deferred policy acquisition costs	275	41	194	4	—	—	514	—	514
Non-deferrable insurance commissions	180	61	38	9	1	—	289	—	289
Advisory fee expenses	70	58	1	—	—	—	129	—	129
General operating expenses	212	225	326	44	176	—	983	203	1,186
Interest expense	—	—	—	—	301	(10)	291	15	306
Net (gain) on divestitures	—	—	—	—	—	—	—	(56)	(56)
Total benefits and expenses	1,945	985	2,155	4,112	475	(10)	9,662	115	9,777
Noncontrolling interests	—	—	—	—	14	—	14
Adjusted pre-tax operating income (loss)	$1,108	$383	$158	$211	$(299)	$(1)	$1,560
Adjustments to:
Total revenue							(1,189)
Total expenses							115
Noncontrolling interests							(14)
Income before income tax expense (benefit)							$242		$242
(a)Adjustments include Fortitude Re activity of $268 million and $262 million for the three months ended June 30, 2024 and 2023, respectively, and $458 million and $(349) million for the six months ended June 30, 2024 and 2023, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.

Corebridge | Second Quarter 2024 Form 10-Q 15

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

Corebridge | Second Quarter 2024 Form 10-Q 16

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$8	$1,363	$—	$—	$—	$1,371
Obligations of states, municipalities and political subdivisions	—	4,239	796	—	—	5,035
Non-U.S. governments	—	3,756	—	—	—	3,756
Corporate debt	—	99,852	1,393	—	—	101,245
RMBS(b)	—	9,802	6,453	—	—	16,255
CMBS	—	9,775	529	—	—	10,304
CLO	—	9,854	1,772	—	—	11,626
ABS	—	1,373	16,355	—	—	17,728
Total bonds available-for-sale	8	140,014	27,298	—	—	167,320
Other bond securities:
U.S. government and government sponsored entities	—	—	—	—	—	—
Obligations of states, municipalities and political subdivisions	—	38	1	—	—	39
Non-U.S. governments	—	27	—	—	—	27
Corporate debt	—	2,638	195	—	—	2,833
RMBS(c)	—	60	103	—	—	163
CMBS	—	221	17	—	—	238
CLO	—	403	61	—	—	464
ABS	—	86	1,193	—	—	1,279
Total other bond securities	—	3,473	1,570	—	—	5,043
Equity securities	25	—	48	—	—	73
Other invested assets(d)	—	—	1,655	—	—	1,655
Derivative assets:
Interest rate contracts	—	3,108	427	—	—	3,535
Foreign exchange contracts	—	1,032	—	—	—	1,032
Equity contracts	5	2,438	1,055	—	—	3,498
Credit contracts	—	76	—	—	—	76
Other contracts	—	1	12	—	—	13
Counterparty netting and cash collateral	—	—	—	(4,940)	(2,723)	(7,663)
Total derivative assets	5	6,655	1,494	(4,940)	(2,723)	491
Short-term investments	16	594	—	—	—	610
Market risk benefit assets	—	—	1,187	—	—	1,187
Separate account assets	90,767	3,355	—	—	—	94,122
Total	$90,821	$154,091	$33,252	$(4,940)	$(2,723)	$270,501
Liabilities:
Policyholder contract deposits(e)	$—	$115	$9,036	$—	$—	$9,151
Derivative liabilities:
Interest rate contracts	—	3,411	4	—	—	3,415
Foreign exchange contracts	—	335	—	—	—	335
Equity contracts	6	1,641	32	—	—	1,679
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	—	—	—	—
Counterparty netting and cash collateral	—	—	—	(4,940)	(305)	(5,245)
Total derivative liabilities	6	5,387	36	(4,940)	(305)	184
Fortitude Re funds withheld payable(f)	—	—	1,913	—	—	1,913
Market risk benefit liabilities	—	—	5,124	—	—	5,124
Total	$6	$5,502	$16,109	$(4,940)	$(305)	$16,372

Corebridge | Second Quarter 2024 Form 10-Q 17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

December 31, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$20	$1,200	$—	$—	$—	$1,220
Obligations of states, municipalities and political subdivisions	—	4,987	844	—	—	5,831
Non-U.S. governments	—	4,057	—	—	—	4,057
Corporate debt	—	104,725	1,357	—	—	106,082
RMBS(b)	—	8,423	5,854	—	—	14,277
CMBS	—	9,373	608	—	—	9,981
CLO	—	9,301	1,843	—	—	11,144
ABS	—	1,029	12,906	—	—	13,935
Total bonds available-for-sale	20	143,095	23,412	—	—	166,527
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	39	1	—	—	40
Non-U.S. governments	—	13	—	—	—	13
Corporate debt	—	2,486	167	—	—	2,653
RMBS(c)	—	63	107	—	—	170
CMBS	—	211	17	—	—	228
CLO	—	354	69	—	—	423
ABS	—	89	962	—	—	1,051
Total other bond securities	—	3,255	1,323	—	—	4,578
Equity securities	21	—	42	—	—	63
Other invested assets(d)	—	—	1,850	—	—	1,850
Derivative assets:
Interest rate contracts	—	2,498	449	—	—	2,947
Foreign exchange contracts	—	940	—	—	—	940
Equity contracts	7	1,186	824	—	—	2,017
Credit contracts	—	8	—	—	—	8
Other contracts	—	1	12	—	—	13
Counterparty netting and cash collateral	—	—	—	(3,646)	(1,886)	(5,532)
Total derivative assets	7	4,633	1,285	(3,646)	(1,886)	393
Short-term investments	21	1,387	—	—	—	1,408
Market risk benefit assets	—	—	912	—	—	912
Separate account assets	87,813	3,192	—	—	—	91,005
Total (g)	$87,882	$155,562	$28,824	$(3,646)	$(1,886)	$266,736
Liabilities:
Policyholder contract deposits(e)	$—	$108	$7,942	$—	$—	$8,050
Derivative liabilities:
Interest rate contracts	—	3,278	—	—	—	3,278
Foreign exchange contracts	—	563	—	—	—	563
Equity contracts	2	680	63	—	—	745
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(3,646)	(801)	(4,447)
Total derivative liabilities	2	4,521	65	(3,646)	(801)	141
Fortitude Re funds withheld payable(f)	—	—	2,182	—	—	2,182
Market risk benefit liabilities	—	—	5,705	—	—	5,705
Total	$2	$4,629	$15,894	$(3,646)	$(801)	$16,078
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Includes investments in residential-backed mortgage securities (“RMBS”) issued by related parties of $0 million and $5 million classified as Level 2 and Level 3, respectively, as of June 30, 2024. Additionally, includes investments in RMBS issued by related parties of $36 million and $7 million classified as Level 2 and Level 3, respectively, as of December 31, 2023.
(c)Includes $0 million and less than $1 million of investments in RMBS issued by related parties classified as Level 2 as of June 30, 2024 and December 31, 2023.
(d)Excludes investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent), which totaled $5.8 billion and $5.8 billion as of June 30, 2024 and December 31, 2023, respectively.
(e)Excludes basis adjustments for fair value hedges.
(f)As discussed in Note 7, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by and continue to reside on Corebridge’s Condensed Consolidated Balance Sheets. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by Corebridge, which are primarily available-for-sale securities.

Corebridge | Second Quarter 2024 Form 10-Q 18

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(g)Excludes assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets of $167 million, as of December 31, 2023. See Note 4 in the 2023 Form 10-K for additional information.
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and six months ended June 30, 2024 and 2023 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2024 and 2023:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$829	$—	$(33)	$—	$—	$—	$—	$796	$—	$(33)
Corporate debt	1,575	—	2	(79)	183	(288)	—	1,393	—	(43)
RMBS	6,354	74	(90)	208	21	(112)	(2)	6,453	—	(101)
CMBS	547	3	3	(24)	—	—	—	529	—	2
CLO	1,729	18	8	57	32	(72)	—	1,772	—	6
ABS	15,033	99	75	1,318	162	(332)	—	16,355	—	64
Total bonds available-for-sale	26,067	194	(35)	1,480	398	(804)	(2)	27,298	—	(105)
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	177	7	—	10	1	—	—	195	7	—
RMBS	106	—	—	(3)	—	—	—	103	(1)	—
CMBS	17	—	—	—	—	—	—	17	1	—
CLO	71	(2)	—	(8)	—	—	—	61	—	—
ABS	947	21	—	209	20	(4)	—	1,193	12	—
Total other bond securities	1,319	26	—	208	21	(4)	—	1,570	19	—
Equity securities	45	(2)	—	5	—	—	—	48	—	—
Other invested assets	1,671	(2)	(2)	(12)	—	—	—	1,655	(8)	—
Total(a)	$29,102	$216	$(37)	$1,681	$419	$(808)	$(2)	$30,571	$11	$(105)
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$8,550	$272	$—	$214	$—	$—	$—	$9,036	$191	$—
Derivative liabilities, net:
Interest rate contracts	(407)	(119)	—	(27)	—	—	130	(423)	112	—
Equity contracts	(1,018)	45	—	(62)	—	—	12	(1,023)	(16)	—
Other contracts	(11)	(16)	—	14	—	—	1	(12)	15	—
Total derivative liabilities, net(b)	(1,436)	(90)	—	(75)	—	—	143	(1,458)	111	—
Fortitude Re funds withheld payable	2,211	(36)	—	(262)	—	—	—	1,913	271	—
Total(c)	$9,325	$146	$—	$(123)	$—	$—	$143	$9,491	$573	$—

Corebridge | Second Quarter 2024 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other(d)	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$858	$—	$(4)	$(1)	$—	$—	$—	$853	$—	$(13)
Corporate debt	1,704	10	(2)	(41)	44	(412)	—	1,303	—	1
RMBS	5,687	75	133	(174)	32	—	—	5,753	—	131
CMBS	718	(7)	(37)	(40)	—	(129)	—	505	—	(46)
CLO	1,834	(54)	44	(66)	11	(62)	1	1,708	—	—
ABS	10,707	53	(103)	436	38	(4)	—	11,127	—	(118)
Total bonds available-for-sale	21,508	77	31	114	125	(607)	1	21,249	—	(45)
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	2	—	—	—	3	—	—
Corporate debt	130	1	—	(20)	—	(1)	—	110	3	—
RMBS	114	2	—	(4)	—	—	—	112	1	—
CMBS	27	(1)	—	—	—	—	—	26	(1)	—
CLO	71	—	—	(47)	38	(37)	—	25	1	—
ABS	781	(6)	—	124	—	(35)	—	864	(13)	—
Total other bond securities	1,124	(4)	—	55	38	(73)	—	1,140	(9)	—
Equity securities	50	—	—	1	—	(7)	—	44	—	—
Other invested assets	1,852	(19)	2	79	—	—	—	1,914	(21)	—
Total(a)	$24,534	$54	$33	$249	$163	$(687)	$1	$24,347	$(30)	$(45)

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$6,064	$429	$—	$320	$—	$—	$—	$6,813	$(308)	$—
Derivative liabilities, net:
Interest rate contracts	(344)	37	—	(21)	—	—	—	(328)	(23)	—
Equity contracts	(497)	7	—	(149)	—	—	—	(639)	5	—
Other contracts	(14)	(16)	—	15	—	—	—	(15)	16	—
Total derivative liabilities, net(b)	(855)	28	—	(155)	—	—	—	(982)	(2)	—
Fortitude Re funds withheld payable	1,774	(122)	—	(192)	—	—	—	1,460	213	—
Debt of consolidated investment entities	6	1	—	(7)	—	—	—	—	—	—
Total(c)	$6,989	$336	$—	$(34)	$—	$—	$—	$7,291	$(97)	$—

Corebridge | Second Quarter 2024 Form 10-Q 20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$844	$—	$(47)	$(1)	$—	$—	$—	$796	$—	$(49)
Corporate debt	1,357	1	3	(70)	427	(325)	—	1,393	—	(44)
RMBS	5,854	142	(24)	612	21	(150)	(2)	6,453	—	(30)
CMBS	608	(2)	49	(127)	127	(126)	—	529	—	13
CLO	1,843	(3)	59	78	32	(237)	—	1,772	—	56
ABS	12,906	190	163	2,589	839	(332)	—	16,355	—	147
Total bonds available-for-sale	23,412	328	203	3,081	1,446	(1,170)	(2)	27,298	—	93
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	167	16	—	10	2	—	—	195	16	—
RMBS	107	2	—	(6)	—	—	—	103	1	—
CMBS	17	—	—	—	—	—	—	17	—	—
CLO	69	—	—	(7)	—	(1)	—	61	1	—
ABS	962	34	—	181	20	(4)	—	1,193	15	—
Total other bond securities	1,323	52	—	178	22	(5)	—	1,570	33	—
Equity securities	42	1	—	5	—	—	—	48	—	—
Other invested assets	1,850	(82)	(11)	(42)	—	(44)	(16)	1,655	(87)	—
Total(a)	$26,627	$299	$192	$3,222	$1,468	$(1,219)	$(18)	$30,571	$(54)	$93

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$7,942	$724	$—	$370	$—	$—	$—	$9,036	$188	$—
Derivative liabilities, net:
Interest rate contracts	(449)	(227)	—	(80)	—	—	333	(423)	310	—
Equity contracts	(761)	(147)	—	(128)	—	—	13	(1,023)	171	—
Other contracts	(10)	(31)	—	29	—	—	—	(12)	30	—
Total derivative liabilities, net(b)	(1,220)	(405)	—	(179)	—	—	346	(1,458)	511	—
Fortitude Re funds withheld payable	2,182	(58)	—	(211)	—	—	—	1,913	466	—
Total(c)	$8,904	$261	$—	$(20)	$—	$—	$346	$9,491	$1,165	$—

Corebridge | Second Quarter 2024 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$805	$—	$51	$(3)	$—	$—	$—	$853	$—	$27
Corporate debt	1,968	(92)	42	(27)	211	(783)	(16)	1,303	—	54
RMBS	5,670	156	93	(182)	32	(16)	—	5,753	—	65
CMBS	718	—	(41)	(40)	24	(156)	—	505	—	(71)
CLO	1,670	(45)	26	(45)	65	(154)	191	1,708	—	(47)
ABS	9,595	95	166	1,240	38	(7)	—	11,127	—	137
Total bonds available-for-sale	20,426	114	337	943	370	(1,116)	175	21,249	—	165
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	3	—	—	—	3	—	—
Corporate debt	417	1	—	(116)	—	(192)	—	110	2	—
RMBS	107	6	—	(1)	—	—	—	112	3	—
CMBS	28	(2)	—	—	—	—	—	26	(2)	—
CLO	11	9	—	(46)	39	(42)	54	25	1	—
ABS	741	20	—	138	—	(35)	—	864	5	—
Total other bond securities	1,304	34	—	(22)	39	(269)	54	1,140	9	—
Equity securities	26	—	—	25	—	(7)	—	44	—	—
Other invested assets	1,832	(63)	7	138	—	—	—	1,914	(63)	—
Total(a)	$23,588	$85	$344	$1,084	$409	$(1,392)	$229	$24,347	$(54)	$165
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,367	$810	$—	$636	$—	$—	$—	$6,813	$(676)	$—
Derivative liabilities, net:
Interest rate contracts	(303)	115	—	(140)	—	—	—	(328)	(52)	—
Equity contracts	(267)	(200)	—	(315)	—	—	143	(639)	189	—
Other contracts	(14)	(32)	—	31	—	—	—	(15)	32	—
Total derivative liabilities, net(b)	(584)	(117)	—	(424)	—	—	143	(982)	169	—
Fortitude Re funds withheld payable	1,262	903	—	(705)	—	—	—	1,460	(420)	—
Debt of consolidated investment entities	6	1	—	(7)	—	—	—	—	—	—
Total(c)	$6,051	$1,597	$—	$(500)	$—	$—	$143	$7,291	$(927)	$—
(a)Excludes MRB assets of $1.2 billion at June 30, 2024 and $954 million at June 30, 2023. Refer to Note 14 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $5.1 billion at June 30, 2024 and $5.0 billion at June 30, 2023. Refer to Note 14 for additional information.

Corebridge | Second Quarter 2024 Form 10-Q 22

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended June 30, 2024
Assets:
Bonds available-for-sale	$—	$200	$(6)	$—	$194
Other bond securities	—	26	—	—	26
Equity securities	—	(2)	—	—	(2)
Other invested assets	—	(6)	4	—	(2)
Three Months Ended June 30, 2023
Assets:
Bonds available-for-sale	$—	$118	$(41)	$—	$77
Other bond securities	—	(4)	—	—	(4)
Equity securities	—	—	—	—	—
Other invested assets	—	(21)	2	—	(19)
Six Months Ended June 30, 2024
Assets:
Bonds available-for-sale	$—	$359	$(31)	$—	$328
Other bond securities	—	52	—	—	52
Equity securities	—	1	—	—	1
Other invested assets	—	(84)	2	—	(82)
Six Months Ended June 30, 2023
Assets:
Bonds available-for-sale	$—	$150	$(36)	$—	$114
Other bond securities	—	34	—	—	34
Equity securities	—	—	—	—	—
Other invested assets	—	(64)	1	—	(63)
Three Months Ended June 30, 2024
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(272)	$—	$(272)
Derivative liabilities, net	14	—	76	—	90
Fortitude Re funds withheld payable	—	—	36	—	36
Market risk benefit liabilities, net(c)	—	—	2	129	131
Three Months Ended June 30, 2023
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(429)	$—	$(429)
Derivative liabilities, net	15	—	3	(46)	(28)
Fortitude Re funds withheld payable	—	—	122	—	122
Market risk benefit liabilities, net(c)	—	—	3	884	887
Debt of consolidated investment entities	—	(1)	—	—	(1)
Six Months Ended June 30, 2024
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(724)	$—	$(724)
Derivative liabilities, net	29	—	439	(63)	405
Fortitude Re funds withheld payable	—	—	58	—	58
Market risk benefit liabilities, net(c)	—	—	4	1,198	1,202
Six Months Ended June 30, 2023
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(810)	$—	$(810)
Derivative liabilities, net	31	—	231	(145)	117
Fortitude Re funds withheld payable	—	—	(903)	—	(903)
Market risk benefit liabilities, net(c)	—	—	3	797	800
Debt of consolidated investment entities	—	(1)	—	—	(1)
(a)The portion of the fair value change attributable to our own credit risk is recognized in Other comprehensive income (loss) (“OCI”).
(b)Primarily embedded derivatives.
(c)Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | Second Quarter 2024 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and six months ended June 30, 2024 and 2023 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Three Months Ended June 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$—	$—
Corporate debt	54	(8)	(125)	(79)
RMBS	465	(49)	(208)	208
CMBS	9	—	(33)	(24)
CLO	90	—	(33)	57
ABS	1,987	(50)	(619)	1,318
Total bonds available-for-sale	2,605	(107)	(1,018)	1,480
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	10	—	—	10
RMBS	—	—	(3)	(3)
CMBS	—	—	—	—
CLO	8	—	(16)	(8)
ABS	228	—	(19)	209
Total other bond securities	246	—	(38)	208
Equity securities	7	(2)	—	5
Other invested assets	27	—	(39)	(12)
Total assets*	$2,885	$(109)	$(1,095)	$1,681
Liabilities:
Policyholder contract deposits	$—	$392	$(178)	$214
Derivative liabilities, net	1	—	(76)	(75)
Fortitude Re funds withheld payable	—	—	(262)	(262)
Total liabilities	$1	$392	$(516)	$(123)
Three Months Ended June 30, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$(1)	$(1)
Corporate debt	2	—	(43)	(41)
RMBS	64	(42)	(196)	(174)
CMBS	—	(21)	(19)	(40)
CLO	72	—	(138)	(66)
ABS	345	—	91	436
Total bonds available-for-sale	483	(63)	(306)	114
Other bond securities:
Obligations of states, municipalities and political subdivisions	2	—	—	2
Corporate debt	67	—	(87)	(20)
RMBS	—	—	(4)	(4)
CMBS	—	—	—	—
CLO	—	—	(47)	(47)
ABS	81	—	43	124
Total other bond securities	150	—	(95)	55
Equity securities	1	—	—	1
Other invested assets	81	—	(2)	79
Total assets*	$715	$(63)	$(403)	$249

Corebridge | Second Quarter 2024 Form 10-Q 24

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Liabilities:
Policyholder contract deposits	$—	$402	$(82)	$320
Derivative liabilities, net	(100)	—	(55)	(155)
Fortitude Re funds withheld payable	—	—	(192)	(192)
Debt of consolidated investment entities	—	—	(7)	(7)
Total liabilities	$(100)	$402	$(336)	$(34)

Six Months Ended June 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$(1)	$(1)
Corporate debt	69	(8)	(131)	(70)
RMBS	1,039	(49)	(378)	612
CMBS	9	(30)	(106)	(127)
CLO	220	(2)	(140)	78
ABS	3,691	(103)	(999)	2,589
Total bonds available-for-sale	5,028	(192)	(1,755)	3,081
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	10	—	—	10
RMBS	—	—	(6)	(6)
CMBS	—	—	—	—
CLO	9	—	(16)	(7)
ABS	257	—	(76)	181
Total other bond securities	276	—	(98)	178
Equity securities	7	(2)	—	5
Other invested assets	89	—	(131)	(42)
Total assets*	$5,400	$(194)	$(1,984)	$3,222
Liabilities:
Policyholder contract deposits	$—	$724	$(354)	$370
Derivative liabilities, net	—	—	(179)	(179)
Fortitude Re funds withheld payable	—	—	(211)	(211)
Total liabilities	$—	$724	$(744)	$(20)

Corebridge | Second Quarter 2024 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Six Months Ended June 30, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$(3)	$(3)
Corporate debt	30	—	(57)	(27)
RMBS	231	(42)	(371)	(182)
CMBS	9	(27)	(22)	(40)
CLO	82	—	(127)	(45)
ABS	1,203	—	37	1,240
Total bonds available-for-sale	1,555	(69)	(543)	943
Other bond securities:
Obligations of states, municipalities and political subdivisions	3	—	—	3
Corporate debt	67	—	(183)	(116)
RMBS	6	—	(7)	(1)
CMBS	—	—	—	—
CLO	1	—	(47)	(46)
ABS	113	—	25	138
Total other bond securities	190	—	(212)	(22)
Equity securities	25	—	—	25
Other invested assets	151	—	(13)	138
Total assets*	$1,921	$(69)	$(768)	$1,084
Liabilities:
Policyholder contract deposits	$—	$728	$(92)	$636
Derivative liabilities, net	(201)	—	(223)	(424)
Fortitude Re funds withheld payable	—	—	(705)	(705)
Debt of consolidated investment entities	—	—	(7)	(7)
Total liabilities	$(201)	$728	$(1,027)	$(500)
*There were no issuances during the three and six months ended June 30, 2024 and 2023 for invested assets.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2024 and 2023 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $3 million and $0 million of net gains (losses) related to assets transferred into Level 3 during the three months ended June 30, 2024 and 2023, respectively, and $(5) million and $7 million of net gains (losses) related to assets transferred into Level 3 during the six months ended June 30, 2024 and 2023, respectively, and includes $9 million and $(1) million of net gains (losses) related to assets transferred out of Level 3 during the three months ended June 30, 2024 and 2023, respectively, and $13 million and $10 million of net gains (losses) related to assets transferred out of Level 3 during the six months ended June 30, 2024 and 2023, respectively.
Transfers of Level 3 Assets
During the three and six months ended June 30, 2024 and 2023, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage backed securities (“CMBS”), collateralized loan obligations (“CLO”) and asset-backed securities (“ABS”). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

Corebridge | Second Quarter 2024 Form 10-Q 26

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

During the three and six months ended June 30, 2024 and 2023, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO, ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and six months ended June 30, 2024 and 2023.
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

(in millions)	Fair Value at June 30, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$773	Discounted cash flow	Yield	5.27% - 5.70% (5.49%)
Corporate debt	$1,468	Discounted cash flow	Yield	5.63% - 8.49% (7.06%)
RMBS(c)	$3,156	Discounted cash flow	Prepayment Speed	4.43% - 10.26% (7.34%)
			Default Rate	0.72% - 2.51% (1.61%)
			Yield	6.24% - 7.49% (6.86%)
			Loss Severity	42.30% - 78.37% (60.33%)
CLO(c)	$1,705	Discounted cash flow	Yield	6.61% - 7.75% (7.18%)
ABS(c)	$14,401	Discounted cash flow	Yield	5.67% - 7.68% (6.68%)
CMBS	$522	Discounted cash flow	Yield	5.38% - 16.30% (10.83%)
Market risk benefit assets	$1,187	Discounted cash flow	Equity volatility	6.25% - 49.35%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.09% - 2.49%
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$1,582	Discounted cash flow	Equity volatility	6.25% - 49.35%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.09% - 2.49%
Fixed annuities guaranteed benefits	$1,182	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.09% - 2.49%

Corebridge | Second Quarter 2024 Form 10-Q 27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at June 30, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Fixed index annuities guaranteed benefits	$2,360	Discounted cash flow	Equity volatility	6.25% - 49.35%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.09% - 2.49%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$8,033	Discounted cash flow	Equity volatility	6.25% - 49.35%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option Budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.09% - 2.49%
Index universal life	$1,003	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity Volatility	5.85% - 19.69%
			NPA(h)	0.09% - 2.49%

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$821	Discounted cash flow	Yield	4.97% - 5.31% (5.14%)
Corporate debt	$1,471	Discounted cash flow	Yield	5.26% - 8.16% (6.71%)
RMBS(c)	$3,315	Discounted cash flow	Prepayment Speed	4.31% - 9.86% (7.09%)
			Default Rate	0.73% - 2.52% (1.63%)
			Yield	6.11% - 7.40% (6.75%)
			Loss Severity	30.64% - 91.03% (60.83%)
CLO(c)	$1,697	Discounted cash flow	Yield	6.06% - 7.81% (6.93%)
ABS(c)	$11,367	Discounted cash flow	Yield	5.63% - 7.82% (6.73%)
CMBS	$565	Discounted cash flow	Yield	5.49% - 17.84% (11.66%)
Market risk benefit assets	$912	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$2,174	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%

Corebridge | Second Quarter 2024 Form 10-Q 28

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Fixed annuities guaranteed benefits	$1,111	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(g)	0.00% - 2.29%
Fixed index annuities guaranteed benefits	$2,420	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$6,953	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option Budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Index universal life	$989	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity Volatility	5.85% - 20.36%
			NPA(h)	0.00% - 2.29%
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
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $1.8 billion and $1.5 billion at June 30, 2024 and December 31, 2023, respectively.
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

Corebridge | Second Quarter 2024 Form 10-Q 29

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

Corebridge | Second Quarter 2024 Form 10-Q 30

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
INVESTMENTS IN CERTAIN ENTITIES CARRIED AT FAIR VALUE USING NET ASSET VALUE PER SHARE
The following table includes information related to our investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring basis, we use the net asset value per share to measure fair value:

		June 30, 2024		December 31, 2023
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,595	$1,721	$2,445	$1,755
Real estate	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	1,020	564	1,074	540
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	199	82	203	91
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	478	103	485	109
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	124	30	152	42
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	1,179	200	1,182	233
Total private equity funds		5,595	2,700	5,541	2,770
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	5	—	4	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	176	—	161	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	1	—	69	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	47	—	65	—
Total hedge funds		229	—	299	—
Total		$5,824	$2,700	$5,840	$2,770

Corebridge | Second Quarter 2024 Form 10-Q 31

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
FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Assets:
Other bond securities(a)	$91	$14	$175	$129
Alternative investments(b)	58	80	109	81
Total assets	149	94	284	210
Liabilities:
Policyholder contract deposits(c)	2	3	3	2
Total liabilities	2	3	3	2
Total gain (loss)	$151	$97	$287	$212
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
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2024	2023	2024	2023
June 30, 2024
Other investments	$—	$—	$109	$109	$21	$—	$46	$—
Total	$—	$—	$109	$109	$21	$—	$46	$—
December 31, 2023
Other investments	$—	$—	$80	$80
Total	$—	$—	$80	$80
In addition to the assets presented in the table above, at June 30, 2024, Corebridge had no loans held for sale which are carried at fair value, determined on an individual loan basis. There is no associated impairment charge.

Corebridge | Second Quarter 2024 Form 10-Q 32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
June 30, 2024
Assets:
Mortgage and other loans receivable	$—	$28	$45,475	$45,503	$48,663
Other invested assets	—	273	—	273	273
Short-term investments	—	4,388	—	4,388	4,388
Cash	637	—	—	637	637
Other assets	13	—	—	13	13
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	78	137,768	137,846	145,933
Fortitude Re funds withheld payable	—	—	23,027	23,027	23,027
Other liabilities	—	1,567	—	1,567	1,567
Short-term debt	—	250	—	250	250
Long-term debt	—	8,599	—	8,599	9,121
Debt of consolidated investment entities	—	30	2,055	2,085	2,364
Separate account liabilities - investment contracts	—	90,162	—	90,162	90,162
December 31, 2023
Assets:
Mortgage and other loans receivable	$—	$30	$43,919	$43,949	$46,867
Other invested assets	—	268	—	268	268
Short-term investments(a)	—	2,928	—	2,928	2,928
Cash(b)	612	—	—	612	612
Other assets	13	—	—	13	13
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	90	130,094	130,184	140,652
Fortitude Re funds withheld payable	—	—	23,775	23,775	23,775
Other liabilities	—	2,467	—	2,467	2,467
Short-term debt	—	250	—	250	250
Long-term debt	—	8,722	—	8,722	9,118
Debt of consolidated investment entities	—	43	2,230	2,273	2,504
Separate account liabilities - investment contracts	—	87,215	—	87,215	87,215
(a)Excludes assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets of $11 million as of December 31, 2023. See Note 4 in the 2023 Form 10-K for additional information.
(b)Excludes assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets of $3 million as of December 31, 2023. See Note 4 in the 2023 Form 10-K for additional information.

Corebridge | Second Quarter 2024 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE-FOR-SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs(a)	Allowance for Credit Losses(b)	Gross Unrealized Gains(c)	Gross Unrealized Losses(c)	Fair Value(a)
June 30, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,664	$—	$7	$(300)	$1,371
Obligations of states, municipalities and political subdivisions	5,809	—	26	(800)	5,035
Non-U.S. governments	4,530	—	26	(800)	3,756
Corporate debt	118,159	(57)	890	(17,747)	101,245
Mortgage-backed, asset-backed and collateralized:
RMBS	16,616	(20)	568	(909)	16,255
CMBS	11,219	(18)	39	(936)	10,304
CLO	11,537	—	161	(72)	11,626
ABS	18,582	—	98	(952)	17,728
Total mortgage-backed, asset-backed and collateralized	57,954	(38)	866	(2,869)	55,913
Total bonds available-for-sale	$188,116	$(95)	$1,815	$(22,516)	$167,320

December 31, 2023
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,436	$—	$17	$(233)	$1,220
Obligations of states, municipalities and political subdivisions	6,466	—	58	(693)	5,831
Non-U.S. governments	4,695	(2)	43	(679)	4,057
Corporate debt	120,654	(71)	1,294	(15,795)	106,082
Mortgage-backed, asset-backed and collateralized:
RMBS	14,491	(25)	599	(788)	14,277
CMBS	11,045	(30)	22	(1,056)	9,981
CLO	11,203	—	90	(149)	11,144
ABS	14,956	—	63	(1,084)	13,935
Total mortgage-backed, asset-backed and collateralized	51,695	(55)	774	(3,077)	49,337
Total bonds available-for-sale	$184,946	$(128)	$2,186	$(20,477)	$166,527
(a)The table above includes available-for-sale securities issued by related parties. This includes RMBS which had a fair value of $5 million and $43 million, and an amortized cost of $4 million and $45 million as of June 30, 2024 and December 31, 2023, respectively.
(b)Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(c)At June 30, 2024 includes mark-to-market movement (“MTM”) relating to embedded derivatives.

Corebridge | Second Quarter 2024 Form 10-Q 34

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

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*
June 30, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$224	$12	$689	$288	$913	$300
Obligations of states, municipalities and political subdivisions	630	82	3,803	718	4,433	800
Non-U.S. governments	636	113	2,700	687	3,336	800
Corporate debt	16,144	2,531	66,557	15,177	82,701	17,708
RMBS	3,498	142	5,471	738	8,969	880
CMBS	1,209	50	6,472	878	7,681	928
CLO	1,442	31	1,479	41	2,921	72
ABS	3,008	95	8,369	857	11,377	952
Total bonds available-for-sale	$26,791	$3,056	$95,540	$19,384	$122,331	$22,440

December 31, 2023
Bonds available-for-sale:
U.S. government and government sponsored entities	$22	$3	$746	$230	$768	$233
Obligations of states, municipalities and political subdivisions	1,124	110	3,676	583	4,800	693
Non-U.S. governments	470	82	2,981	592	3,451	674
Corporate debt	11,338	1,760	75,045	14,009	86,383	15,769
RMBS	2,676	174	4,855	577	7,531	751
CMBS	1,840	159	6,570	886	8,410	1,045
CLO	2,992	60	3,823	89	6,815	149
ABS	2,599	110	8,138	974	10,737	1,084
Total bonds available-for-sale	$23,061	$2,458	$105,834	$17,940	$128,895	$20,398
*At June 30, 2024 includes mark to market movement relating to embedded derivatives.
At June 30, 2024, we held 14,489 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 11,979 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2023, we held 15,034 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 12,787 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2024 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available-for-Sale
The following table presents the amortized cost and fair value of fixed maturity securities available-for-sale by contractual maturity:

	Total Fixed Maturity Securities Available-for-sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
June 30, 2024
Due in one year or less	$2,986	$2,948
Due after one year through five years	22,942	22,280
Due after five years through ten years	23,038	21,172
Due after ten years	81,139	65,007
Mortgage-backed, asset-backed and collateralized	57,916	55,913
Total	$188,021	$167,320

Corebridge | Second Quarter 2024 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$12	$(554)	$38	$(279)	$15	$(899)	$84	$(418)
For the three and six months ended June 30, 2024, the aggregate fair value of available-for-sale securities sold was $2.5 billion and $5.0 billion, respectively, which resulted in Net realized gains (losses) of $(542) million and $(884) million, respectively. Included within the Net realized gains (losses) are $(49) million and $(71) million of realized gains (losses) for the three and six months ended June 30, 2024, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These Net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
For the three and six months ended June 30, 2023, the aggregate fair value of available-for-sale securities sold was $3.0 billion and $5.7 billion, respectively, which resulted in Net realized gains (losses) of $(241) million and $(334) million, respectively. Included within the Net realized gains (losses) are $(46) million and $(63) million of Net realized gains (losses) for the three and six months ended June 30, 2023, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These Net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	June 30, 2024		December 31, 2023
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$39	1%	$40	1%
Non-U.S. governments	27	1	13	—
Corporate debt	2,833	55	2,653	57
Mortgage-backed, asset-backed and collateralized:
RMBS	163	3	170	4
CMBS	238	5	228	5
CLO	464	9	423	9
ABS	1,279	25	1,051	23
Total mortgage-backed, asset-backed and collateralized	2,144	42	1,872	41
Total fixed maturity securities	5,043	99	4,578	99
Equity securities	73	1	63	1
Total	$5,116	100%	$4,641	100%

Corebridge | Second Quarter 2024 Form 10-Q 36

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	June 30, 2024	December 31, 2023
Alternative investments(a)(b)	$7,532	$7,690
Investment real estate(c)	1,830	1,932
All other investments(d)	595	635
Total	$9,957	$10,257
(a)At June 30, 2024, included hedge funds of $229 million and private equity funds of $7.3 billion. At December 31, 2023, included hedge funds of $299 million and private equity funds of $7.4 billion.
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
(c)Net of accumulated depreciation of $652 million and $680 million as of June 30, 2024 and December 31, 2023, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at June 30, 2024 and December 31, 2023, respectively.
Other Invested Assets – Equity Method Investments
The carrying amount of equity method investments totaled $2.7 billion and $2.9 billion as of June 30, 2024 and December 31, 2023, respectively, representing various ownership percentages each period.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended June 30,
Available-for-sale fixed maturity securities, including short-term investments	$2,174	$183	$2,357	$1,905	$208	$2,113
Other fixed maturity securities	13	78	91	8	6	14
Equity securities	(7)	—	(7)	3	—	3
Interest on mortgage and other loans	592	48	640	564	49	613
Alternative investments*	52	26	78	80	13	93
Real estate	10	(1)	9	15	—	15
Other investments	15	—	15	8	—	8
Total investment income	2,849	334	3,183	2,583	276	2,859
Investment expenses	186	9	195	139	6	145
Net investment income	$2,663	$325	$2,988	$2,444	$270	$2,714

Six Months Ended June 30,
Available-for-sale fixed maturity securities, including short-term investments	$4,358	$378	$4,736	$3,801	$425	$4,226
Other fixed maturity securities	26	149	175	18	111	129
Equity securities	3	—	3	32	—	32
Interest on mortgage and other loans	1,172	96	1,268	1,076	99	1,175
Alternative investments*	—	59	59	79	44	123
Real estate	22	(8)	14	19	—	19
Other investments	27	—	27	11	—	11
Total investment income	5,608	674	6,282	5,036	679	5,715
Investment expenses	353	17	370	291	15	306
Net investment income	$5,255	$657	$5,912	$4,745	$664	$5,409
*Included income from hedge funds and private equity funds. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

Corebridge | Second Quarter 2024 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended June 30,
Sales of fixed maturity securities	$(493)	$(49)	$(542)	$(195)	$(46)	$(241)
Intent to sell	—	—	—	—	—	—
Change in allowance for credit losses on fixed maturity securities	(50)	(1)	(51)	(26)	(2)	(28)
Change in allowance for credit losses on loans	(34)	(5)	(39)	(48)	(8)	(56)
Foreign exchange transactions, net of related hedges	55	(1)	54	(115)	2	(113)
Index-Linked interest credited embedded derivatives, net of related hedges	(172)	—	(172)	(141)	—	(141)
All other derivatives and hedge accounting*	18	(34)	(16)	258	(77)	181
Sales of alternative investments and real estate investments	11	(3)	8	3	(1)	2
Other	(25)	—	(25)	(48)	2	(46)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(690)	(93)	(783)	(312)	(130)	(442)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	36	36	—	122	122
Net realized gains (losses)	$(690)	$(57)	$(747)	$(312)	$(8)	$(320)

Six Months Ended June 30,
Sales of fixed maturity securities	$(813)	$(71)	$(884)	$(271)	$(63)	$(334)
Intent to sell	(15)	(32)	(47)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(112)	(7)	(119)	(43)	(2)	(45)
Change in allowance for credit losses on loans	(48)	(3)	(51)	(82)	(27)	(109)
Foreign exchange transactions, net of related hedges	101	—	101	(104)	9	(95)
Index-Linked interest credited embedded derivatives, net of related hedges	(82)	—	(82)	(319)	—	(319)
All other derivatives and hedge accounting*	123	(140)	(17)	94	(29)	65
Sales of alternative investments and real estate investments	31	(4)	27	8	—	8
Other	(53)	—	(53)	(48)	2	(46)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(868)	(257)	(1,125)	(765)	(110)	(875)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	58	58	—	(903)	(903)
Net realized gains (losses)	$(868)	$(199)	$(1,067)	$(765)	$(1,013)	$(1,778)
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(1,222)	$(1,783)	$(2,309)	$2,236
Other investments	3	11	3	12
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$(1,219)	$(1,772)	$(2,306)	$2,248
*    Excludes net unrealized gains and losses attributable to business Held-for-sale at December 31 2023.

Corebridge | Second Quarter 2024 Form 10-Q 38

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

	2024			2023
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Three Months Ended June 30,
Net gains (losses) recognized during the period on equity securities and other investments	$(7)	$83	$76	$4	$123	$127
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	(2)	2	—	—	8	8
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(5)	$81	$76	$4	$115	$119
Six Months Ended June 30,
Net gains (losses) recognized during the period on equity securities and other investments	$3	$153	$156	$33	$154	$187
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	16	4	20	33	9	42
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(13)	$149	$136	$—	$145	$145
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

	2024			2023
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Three Months Ended June 30,
Balance, beginning of period	$36	$61	$97	$27	$69	$96
Additions:
Securities for which allowance for credit losses were not previously recorded	1	14	15	13	16	29
Reductions:
Securities sold during the period	—	(2)	(2)	1	(10)	(9)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	24	12	36	(1)	—	(1)
Write-offs charged against the allowance	(24)	(28)	(52)	—	(25)	(25)
Other	1	—	1	—	—	—
Balance, end of period	$38	$57	$95	$40	$50	$90

Six Months Ended June 30,
Balance, beginning of year	$55	$73	$128	$27	$121	$148
Additions:
Securities for which allowance for credit losses were not previously recorded	14	31	45	15	28	43
Reductions:
Securities sold during the period	(15)	(11)	(26)	(1)	(27)	(28)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	46	28	74	(1)	3	2
Write-offs charged against the allowance	(63)	(65)	(128)	—	(75)	(75)
Other	1	1	2	—	—	—
Balance, end of period	$38	$57	$95	$40	$50	$90

Corebridge | Second Quarter 2024 Form 10-Q 39

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
We did not purchase securities with more-than-insignificant credit deterioration since their origination during the six months ended June 30, 2024 and 2023.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase agreements:

(in millions)	June 30, 2024	December 31, 2023
Fixed maturity securities available-for-sale	$1,590	$2,655
At June 30, 2024 and December 31, 2023, amounts borrowed under repurchase agreements totaled $1.6 billion and $2.5 billion, respectively.

Corebridge | Second Quarter 2024 Form 10-Q 40

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
June 30, 2024
Bonds available-for-sale:
Non-U.S. governments	$—	$50	$—	$—	$—	$50
Corporate debt	24	1,516	—	—	—	1,540
Total	$24	$1,566	$—	$—	$—	$1,590
December 31, 2023
Bonds available-for-sale:
Non-U.S. governments	$—	$209	$—	$—	$—	$209
Corporate debt	38	2,408	—	—	—	2,446
Total	$38	$2,617	$—	$—	$—	$2,655
There were no securities lending agreements at June 30, 2024 and December 31, 2023.
There were no reverse repurchase agreements at June 30, 2024 and December 31, 2023.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $9.8 billion and $8.1 billion at June 30, 2024 and December 31, 2023, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLB”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $273 million and $268 million of stock in FHLBs at June 30, 2024 and December 31, 2023, respectively. In addition, our subsidiaries have pledged securities available-for-sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.3 billion and $3.0 billion, respectively, at June 30, 2024 and $4.8 billion and $3.0 billion, respectively, at December 31, 2023.
Certain GICs recorded in policyholder contract deposits with a carrying value of $49 million and $53 million at June 30, 2024 and December 31, 2023, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $46 million and $63 million at June 30, 2024 and December 31, 2023, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $577 million and $490 million at June 30, 2024 and December 31, 2023, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modco with funds withheld.

Corebridge | Second Quarter 2024 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	June 30, 2024	December 31, 2023
Commercial mortgages(a)	$34,686	$34,172
Residential mortgages	9,670	8,445
Life insurance policy loans	1,747	1,746
Commercial loans, other loans and notes receivable(b)	3,318	3,202
Total mortgage and other loans receivable	49,421	47,565
Allowance for credit losses(c)	(758)	(698)
Mortgage and other loans receivable, net	$48,663	$46,867
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and New Jersey representing the largest geographic concentrations (aggregating approximately 19% and 11%, respectively, at June 30, 2024, and 19% and 10%, respectively, at December 31, 2023). The weighted average loan-to-value ratio for NY and NJ was 63% and 60% at June 30, 2024, respectively, and 61% and 58% at December 31, 2023, respectively. The debt service coverage ratio for NY and NJ was 1.8X and 1.8X at June 30, 2024, respectively, and 1.9X and 1.9X at December 31, 2023, respectively.
(b)There were no loans that were held for sale which are carried at lower of cost or market as of June 30, 2024 and December 31, 2023.
(c)Does not include allowance for credit losses of $43 million and $58 million at June 30, 2024 and December 31, 2023, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of June 30, 2024, $48 million and $828 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2023, $27 million and $419 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of June 30, 2024, accrued interest receivable was $36 million and $168 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2023, accrued interest receivable was $20 million and $162 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios for commercial mortgages by year of vintage*:

June 30, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
>1.2X	$916	$2,160	$6,236	$2,127	$1,270	$15,711	$28,420
1.00 - 1.20X	230	325	1,099	1,019	312	2,411	5,396
<1.00X	—	—	39	—	—	831	870
Total commercial mortgages	$1,146	$2,485	$7,374	$3,146	$1,582	$18,953	$34,686
December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
>1.2X	$2,156	$6,042	$1,955	$1,252	$4,813	$11,675	$27,893
1.00 - 1.20X	291	1,077	1,320	312	156	2,334	5,490
<1.00X	—	40	—	—	—	749	789
Total commercial mortgages	$2,447	$7,159	$3,275	$1,564	$4,969	$14,758	$34,172
*The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended June 30, 2024 and December 31, 2023. The debt service coverage ratios are updated when additional relevant information becomes available.

Corebridge | Second Quarter 2024 Form 10-Q 42

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents loan-to-value ratios for commercial mortgages by year of vintage*:

June 30, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
Less than 65%	$1,075	$2,099	$4,878	$2,285	$1,140	$12,132	$23,609
65% to 75%	71	386	1,915	642	285	4,357	7,656
76% to 80%	—	—	—	47	—	724	771
Greater than 80%	—	—	581	172	157	1,740	2,650
Total commercial mortgages	$1,146	$2,485	$7,374	$3,146	$1,582	$18,953	$34,686
December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
Less than 65%	$2,088	$4,470	$2,249	$1,126	$2,676	$10,186	$22,795
65% to 75%	280	1,748	658	287	1,916	2,853	7,742
76% to 80%	—	343	89	—	377	340	1,149
Greater than 80%	79	598	279	151	—	1,379	2,486
Total commercial mortgages	$2,447	$7,159	$3,275	$1,564	$4,969	$14,758	$34,172
*The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at June 30, 2024 and 59% at December 31, 2023. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
June 30, 2024
Credit Quality Performance Indicator:
In good standing	588	$14,114	$8,299	$3,723	$5,963	$1,785	$431	$34,315	99%
90 days or less delinquent	1	—	112	—	—	—	—	112	—%
>90 days delinquent or in process of foreclosure(a)	3	—	79	180	—	—	—	259	1%
Total(b)	592	$14,114	$8,490	$3,903	$5,963	$1,785	$431	$34,686	100%
Allowance for credit losses		$68	$383	$96	$71	$31	$5	$654	2%

December 31, 2023
Credit Quality Performance Indicator:
In good standing	600	$13,861	$8,468	$3,787	$5,908	$1,805	$325	$34,154	100%
90 days or less delinquent	1	—	18	—	—	—	—	18	—%
>90 days delinquent or in process of foreclosure	—	—	—	—	—	—	—	—	—%
Total(b)	601	$13,861	$8,486	$3,787	$5,908	$1,805	$325	$34,172	100%
Allowance for credit losses		$85	$340	$74	$83	$27	$5	$614	2%
(a)Includes $61 million of Offices loans and $20 million of Retail loans supporting the Fortitude Re Funds Withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at June 30, 2024
(b)Does not reflect allowance for credit losses.

Corebridge | Second Quarter 2024 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

June 30, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO*:
780 and greater	$120	$624	$663	$2,276	$633	$819	$5,135
720 - 779	399	1,092	579	563	151	370	3,154
660 - 719	147	354	240	144	41	217	1,143
600 - 659	—	12	37	23	11	83	166
Less than 600	—	2	21	11	4	34	72
Total residential mortgages	$666	$2,084	$1,540	$3,017	$840	$1,523	$9,670
December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO*:
780 and greater	$514	$528	$2,280	$619	$239	$497	$4,677
720 - 779	1,121	608	558	168	99	209	2,763
660 - 719	313	256	113	40	37	120	879
600 - 659	2	20	11	8	9	51	101
Less than 600	—	—	2	2	4	17	25
Total residential mortgages	$1,950	$1,412	$2,964	$837	$388	$894	$8,445
*Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On June 30, 2024 and December 31, 2023 residential loans direct to consumers totaled $7.1 billion and $6.7 billion, respectively.
ALLOWANCE FOR CREDIT LOSSES
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable*:

	2024			2023
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Three Months Ended June 30,
Allowance, beginning of period	$634	$80	$714	$586	$73	$659
Loans charged off	—	—	—	(4)	—	(4)
Net charge-offs	—	—	—	(4)	—	(4)
Addition to (release of) allowance for loan losses	20	24	44	39	(5)	34
Allowance, end of period	$654	$104	$758	$621	$68	$689

Six Months Ended June 30,
Allowance, beginning of period	$614	$84	$698	$531	$69	$600
Loans charged off	—	(6)	(6)	(4)	—	(4)
Net charge-offs	—	(6)	(6)	(4)	—	(4)
Addition to (release of) allowance for loan losses	40	26	66	94	(1)	93
Allowance, end of period	$654	$104	$758	$621	$68	$689
*Does not include allowance for credit losses of $43 million and $74 million, respectively, at June 30, 2024 and 2023 in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.
Our expectations and models used to estimate the allowance for losses on commercial and residential mortgage loans are regularly updated to reflect the current economic environment.

Corebridge | Second Quarter 2024 Form 10-Q 44

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
During the six months ended June 30, 2024, commercial mortgage loans with an amortized cost of $11 million supporting the funds withheld arrangements with Fortitude Re and commercial loans, other loans and notes receivable with an amortized cost of $168 million (none of which were supporting the funds withheld arrangements with Fortitude Re, and $168 million of which is related to the loans previously modified in 2023) were granted term extensions. The modified loans represent less than 1% and 6%, respectively, of these portfolio segments. These modifications added less than one year to the weighted average life of loans in each of these two portfolio segments.
There were no loans that defaulted during the six months ended June 30, 2024 and 2023, that had been previously modified with borrowers experiencing financial difficulties.
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

Corebridge | Second Quarter 2024 Form 10-Q 45

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
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	June 30, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available-for-sale	$13,896	$13,896	$15,204	$15,204	Fair value through other comprehensive income
Fixed maturity securities - fair value option	4,680	4,680	4,212	4,212	Fair value through net investment income
Commercial mortgage loans	3,277	3,040	3,378	3,157	Amortized cost
Real estate investments	171	286	184	329	Amortized cost
Private equity funds/hedge funds	1,892	1,892	1,910	1,910	Fair value through net investment income
Policy loans	323	323	330	330	Amortized cost
Short-term Investments	217	217	129	129	Fair value through net investment income
Funds withheld investment assets	24,456	24,334	25,347	25,271
Derivative assets, net(a)	1	1	45	45	Fair value through realized gains (losses)
Other(b)	605	605	641	641	Amortized cost
Total	$25,062	$24,940	$26,033	$25,957
(a)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $2 million and $11 million, respectively, as of June 30, 2024. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $62 million and $6 million, respectively, as of December 31, 2023. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net investment income - Fortitude Re funds withheld assets	$325	$270	$657	$664
Net realized losses on Fortitude Re funds withheld assets:
Net realized losses Fortitude Re funds withheld assets	(93)	(130)	(257)	(110)
Net realized gains (losses) Fortitude Re funds withheld embedded derivatives	36	122	58	(903)
Net realized losses on Fortitude Re funds withheld assets	(57)	(8)	(199)	(1,013)
Income (loss) before income tax expense (benefit)	268	262	458	(349)
Income tax expense (benefit)*	56	55	96	(73)
Net income (loss)	212	207	362	(276)
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available-for-sale*	(216)	(165)	(332)	286
Comprehensive income (loss)	$(4)	$42	$30	$10
*The income tax expense (benefit) and the tax impact in OCI was computed using the U.S. statutory tax rate of 21%.
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

Corebridge | Second Quarter 2024 Form 10-Q 46

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
The total reinsurance recoverables as of June 30, 2024 were $27.0 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 100% of the reinsurance recoverables were investment grade, (ii) less than 1% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Balance, beginning of period	$18	$74	$30	$84
Current period provision for expected credit losses and disputes	(6)	(8)	(8)	(18)
Write-offs charged against the allowance for credit losses and disputes	—	—	(10)	—
Balance, end of period	$12	$66	$12	$66
There were no material recoveries of credit losses previously written off for the six months ended June 30, 2024 or 2023.
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due and record an allowance for disputes when there is reasonable uncertainty of the collectability of a disputed amount during the reporting period. Past-due balances were not significant for any of the periods presented.
For further discussion of arbitration proceedings against us, see Note 15.

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

Corebridge | Second Quarter 2024 Form 10-Q 47

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
BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
June 30, 2024
Assets:
Bonds available-for-sale	$38	$2	$40
Other bond securities	46	—	46
Equity securities	20	—	20
Mortgage and other loans receivable	—	1,950	1,950
Other invested assets
Alternative investments(a)	2,487	—	2,487
Investment real estate	1,288	—	1,288
Short-term investments	188	1	189
Cash	58	—	58
Accrued investment income	2	5	7
Other assets	78	1	79
Total assets(b)	$4,205	$1,959	$6,164
Liabilities:
Debt of consolidated investment entities	$903	$1,136	$2,039
Other liabilities	69	—	69
Total liabilities	$972	$1,136	$2,108
December 31, 2023
Assets:
Bonds available-for-sale	$36	$76	$112
Other bond securities	45	—	45
Equity securities	8	—	8
Mortgage and other loans receivable	—	1,941	1,941
Other invested assets
Alternative investments(a)	2,695	—	2,695
Investment real estate	1,488	—	1,488
Short-term investments	125	5	130
Cash	61	—	61
Accrued investment income	2	5	7
Other assets	93	2	95
Total assets(b)	$4,553	$2,029	$6,582
Liabilities:
Debt of consolidated investment entities	$1,117	$1,149	$2,266
Other liabilities	82	1	83
Total liabilities	$1,199	$1,150	$2,349
(a)Composed primarily of investments in real estate joint ventures at June 30, 2024 and December 31, 2023.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At June 30, 2024 and December 31, 2023, together, the Company and AIG affiliates have commitments to internal parties of $1.3 billion and $1.8 billion and commitments to external parties of $0.4 billion and $0.4 billion, respectively. At June 30, 2024, $0.7 billion out of the internal commitments was from subsidiaries of Corebridge entities and $0.6 billion was from other AIG affiliates. At December 31, 2023, $1.2 billion out of the internal commitments was from subsidiaries of Corebridge entities, and $0.6 billion was from other AIG affiliates.

Corebridge | Second Quarter 2024 Form 10-Q 48

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Statements of Income (Loss):

	Real Estate and	Securitization
	Investment	and Repackaging
(in millions)	Entities	Vehicles	Total
Three Months Ended June 30, 2024
Total revenue	$6	$19	$25
Net (loss) attributable to noncontrolling interests	$(24)	$—	$(24)
Net income attributable to Corebridge	$11	$9	$20
Three Months Ended June 30, 2023
Total revenue	$16	$18	$34
Net (loss) attributable to noncontrolling interests	$(20)	$—	$(20)
Net income attributable to Corebridge	$19	$9	$28
Six Months Ended June 30, 2024
Total revenue	$(57)	$35	$(22)
Net (loss) attributable to noncontrolling interests	$(75)	$—	$(75)
Net income (loss) attributable to Corebridge	$(21)	$18	$(3)
Six Months Ended June 30, 2023
Total revenue	$69	$77	$146
Net (loss) attributable to noncontrolling interests	$(14)	$—	$(14)
Net income attributable to Corebridge	$52	$54	$106
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
June 30, 2024
Real estate and investment entities(a)	$410,042	$5,574	$2,839	$8,413
Total	$410,042	$5,574	$2,839	$8,413
December 31, 2023
Real estate and investment entities(a)	$398,978	$5,532	$2,870	$8,402
Total	$398,978	$5,532	$2,870	$8,402
(a)Composed primarily of hedge funds and private equity funds.
(b)At June 30, 2024 and December 31, 2023, $5.5 billion and $5.5 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
Additionally, from time to time, AIG designed internal securitizations and a series of VIEs, which are not consolidated by Corebridge, that securitized certain secured loans, bank loans and residential mortgage loans. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of June 30, 2024, the total VIE assets of these securitizations are $2.8 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.2 billion. As of December 31, 2023, the total VIE assets of these securitizations are $3.1 billion, of which Corebridge’s maximum exposure to loss is $2.2 billion.

Corebridge | Second Quarter 2024 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

9. Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate futures, swaps and options), equity derivatives (such as equity futures, swaps and options) and fixed maturity securities are used to economically mitigate interest rate risk, equity risk and credit spread exposure associated with MRBs and embedded derivatives contained in insurance contract liabilities. Interest rate derivatives are used to manage interest rate risk associated with fixed maturity securities as well as other interest rate sensitive assets and liabilities. Equity derivatives are used to economically mitigate financial risk associated with embedded derivatives and MRBs in certain insurance liabilities. In addition, equity derivatives are used to economically hedge certain investments. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with foreign denominated investments, net capital exposures and foreign currency transactions. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. As part of our strategy to enhance investment income, in addition to hedging activities, we also enter into derivative contracts with respect to investment operations, which may include, among other things, credit default swaps (“CDS”), total return swaps and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.
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
For additional information on embedded derivatives and MRBs, see Notes 4, 13 and 14.
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$1,560	$217	$4,977	$85	$2,213	$238	$833	$18
Foreign exchange contracts	5,607	447	1,957	55	2,918	354	4,829	164
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	53,412	3,318	35,930	3,330	41,056	2,709	41,225	3,260
Foreign exchange contracts	9,509	585	5,108	280	6,260	586	7,878	399
Equity contracts	81,499	3,498	22,247	1,679	76,561	2,017	14,144	745
Credit contracts(b)	2,005	76	5	—	305	8	5	—
Other contracts(c)	43,737	13	47	—	44,640	13	47	2
Total derivatives, gross	$197,329	$8,154	$70,271	$5,429	$173,953	$5,925	$68,961	$4,588
Counterparty netting(d)		(4,940)		(4,940)		(3,646)		(3,646)
Cash collateral(e)		(2,723)		(305)		(1,886)		(801)
Total derivatives on Condensed Consolidated Balance Sheets(f)		$491		$184		$393		$141
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Includes written credit default swaps linked to certain actively traded indices. In the case of a credit event, the maximum future payment is limited to the constituent’s representation within the index.
(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.

Corebridge | Second Quarter 2024 Form 10-Q 50

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. The fair value of assets related to bifurcated embedded derivatives were both zero at June 30, 2024 and December 31, 2023. The fair value of liabilities related to bifurcated embedded derivatives was $11.1 billion and $10.2 billion at June 30, 2024 and December 31, 2023, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities, index universal life contracts and bonds available-for-sale, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	June 30, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$3,362	$65	$1	$—	$53,163	$622	$5,720	$232
Total derivatives with third parties	193,967	8,089	70,270	5,429	120,790	5,303	63,241	4,356
Total derivatives, gross	$197,329	$8,154	$70,271	$5,429	$173,953	$5,925	$68,961	$4,588
As of June 30, 2024 and December 31, 2023, the following amounts were recorded on the Condensed Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	June 30, 2024		December 31, 2023
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available-for-sale, at fair value	$6,662	$—	$7,412	$—
Commercial mortgage and other loans(a)	—	(22)	—	(24)
Policyholder contract deposits(b)	(7,422)	43	(4,756)	(31)
(a)This relates to hedge accounting that has been discontinued, but the respective loans are still held. The cumulative adjustment is being amortized into earnings over the remaining life of the loan.
(b)This relates to fair value hedges on GICs.
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
Collateral posted by us to third parties for derivative transactions was $1.1 billion and $1.4 billion at June 30, 2024 and December 31, 2023, respectively. No collateral was posted by us to related parties for derivative transactions at June 30, 2024 and December 31, 2023, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $3.2 billion and $1.9 billion at June 30, 2024 and December 31, 2023, respectively. Collateral provided to us from related parties for derivative transactions was $66 million and $377 million at June 30, 2024 and December 31, 2023, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

Corebridge | Second Quarter 2024 Form 10-Q 51

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
In 2022, we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances. For the three and six months ended June 30, 2024, $7 million and $14 million, respectively, and for the three and six months ended June 30, 2023, $7 million and $14 million, respectively, have been reclassified into Interest expense. The remaining amount in AOCI, of $160 million, will be reclassified into Interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
For additional information related to the debt issuances, see Note 17 to the Consolidated Financial Statements in the 2023 Form 10-K.
We also designated certain interest rate swaps as cash flow hedges of floating-rate investment assets. Related to such swaps, for the three and six months ended June 30, 2024, we recognized derivative gains (losses) of $5 million and $(13) million, respectively, in AOCI and $(4) million and $(7) million, respectively, in net investment income. As it relates to such hedges, we do not expect any reclassifications into net investment income over the next 12 months and there are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the three and six months ended June 30, 2024 of $1 million and $3 million, respectively, and for the three and six months ended June 30, 2023 of $(1) million and $(2) million, respectively, included in Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

Corebridge | Second Quarter 2024 Form 10-Q 52

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Three Months Ended June 30, 2024
Interest rate contracts:
Interest credited to policyholder account balances	$(10)	$—	$4	$(6)
Foreign exchange contracts:
Realized gains (losses)	$25	$53	$(25)	$53
Three Months Ended June 30, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$(43)	$—	$37	$(6)
Foreign exchange contracts:
Realized gains (losses)	$(79)	$30	$79	$30
Six Months Ended June 30, 2024
Interest rate contracts:
Interest credited to policyholder account balances	$(69)	$—	$69	$—
Foreign exchange contracts:
Realized gains (losses)	$169	$42	$(169)	$42
Six Months Ended June 30, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$43	$—	$(51)	$(8)
Foreign exchange contracts:
Realized gains (losses)	(162)	109	162	109
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Includes gains and losses with related parties for the three and six months ended June 30, 2024 and 2023.
(c)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

Corebridge | Second Quarter 2024 Form 10-Q 53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
By Derivative Type:
Interest rate contracts	$3	$(148)	$(364)	$(116)
Foreign exchange contracts	(60)	(123)	164	(190)
Equity contracts	14	(131)	203	(48)
Credit contracts	3	—	26	—
Other contracts	15	152	31	25
Embedded derivatives	(275)	(435)	(837)	(819)
Fortitude Re funds withheld embedded derivative	36	122	58	(903)
Total(a)	$(264)	$(563)	$(719)	$(2,051)
By Classification:
Policy fees	$14	$16	$29	$32
Net investment income (loss) - Fortitude Re funds withheld assets	6	—	11	(2)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets(b)	(129)	9	169	(405)
Net realized losses on Fortitude Re funds withheld assets	(37)	(85)	(132)	(42)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	36	122	58	(903)
Policyholder benefits	—	(3)	—	—
Change in the Fair value of market risk benefits(c)	(154)	(622)	(854)	(731)
Total(a)	$(264)	$(563)	$(719)	$(2,051)
(a)Includes gains (losses) with related parties of $49 million and $(246) million for the three months ended June 30, 2024 and 2023, respectively, and $36 million and $(240) million for the six months ended June 30, 2024 and 2023, respectively.
(b)Includes a $5 million gain related to the sale of AIG Life U.K. reported in net (gain) loss on divestitures for the six months ended June 30, 2024. For further details on this transaction, see Note 1.
(c)This represents activity related to derivatives that economically hedged changes in fair value of certain MRBs.
In addition to embedded derivatives within policyholder contract deposits, certain guaranteed benefits within insurance contracts are classified as MRBs. The change in the fair value of these benefits is disclosed in Note 14. The change in the fair value of MRBs and the derivative instruments that hedge those risks are recognized in “Change in the fair value of MRBs, net” in the Condensed Consolidated Statements of Income (Loss).
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were both zero at June 30, 2024 and December 31, 2023. These securities have par amounts of $25 million and $25 million at June 30, 2024 and December 31, 2023, respectively, and have remaining stated maturity dates that extend to 2052.

Corebridge | Second Quarter 2024 Form 10-Q 54

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Deferred Policy Acquisition Costs

10. Deferred Policy Acquisition Costs
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
The following table presents a rollforward of deferred policy acquisition costs and value of business acquired related to long-duration contracts for the six months ended June 30, 2024 and 2023:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
DAC:
Balance at January 1, 2024 (a)	$4,777	$1,055	$4,092	$70	$9,994
Capitalization	395	41	226	22	684
Amortization expense	(301)	(42)	(177)	(6)	(526)
Other, including foreign exchange	—	—	(7)	—	(7)
Dispositions	—	—	(27)	—	(27)
Balance at June 30, 2024	$4,871	$1,054	$4,107	$86	$10,118

Balance at January 1, 2023	$4,643	$1,060	$4,718	$51	$10,472
Capitalization	358	37	221	10	626
Amortization expense	(274)	(41)	(189)	(4)	(508)
Other, including foreign exchange	—	—	33	—	33
Balance at June 30, 2023	$4,727	$1,056	$4,783	$57	$10,623

VOBA:
Balance at January 1, 2024 (b)	$2	$1	$14	$—	$17
Amortization expense	—	—	(1)	—	(1)
Other, including foreign exchange	—	—	(1)	—	(1)
Balance at June 30, 2024	$2	$1	$12	$—	$15

Balance at January 1, 2023	$3	$1	$87	$—	$91
Amortization expense	(1)	—	(5)	—	(6)
Other, including foreign exchange	—	(1)	8	—	7
Balance at June 30, 2023	$2	$—	$90	$—	$92
Total DAC and VOBA:
Balance at June 30, 2024					$10,133
Balance at June 30, 2023					$10,715
(a) Excludes $740 million of DAC reclassified to Assets held-for-sale at the beginning of the period and was derecognized concurrent with the closing of the sale of AIG Life U.K..
(b) Excludes $74 million of VOBA reclassified to Assets held-for-sale at the beginning of the period and was derecognized concurrent with the closing of the sale of AIG Life U.K..

Corebridge | Second Quarter 2024 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Deferred Policy Acquisition Costs

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
The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the six months ended June 30, 2024 and 2023:

Six Months Ended June 30,	2024			2023
	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
(in millions)
Balance, beginning of year	$333	$164	$497	$381	$177	$558
Capitalization	3	1	4	4	1	5
Amortization expense	(26)	(7)	(33)	(27)	(7)	(34)
Balance, end of period	$310	$158	$468	$358	$171	$529
Other reconciling items*			1,872			2,151
Other assets, including restricted cash			$2,340			$2,680
*Other reconciling items include prepaid expenses, goodwill, intangible assets and any similar items.

11. Separate Account Assets and Liabilities
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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.
The following table presents fair value of separate account investment options:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
June 30, 2024
Equity funds	$26,698	$30,033	$914	$650	$58,295
Bond funds	4,059	3,207	45	1,279	8,590
Balanced funds	17,753	5,635	55	2,103	25,546
Money market funds	698	804	17	172	1,691
Total	$49,208	$39,679	$1,031	$4,204	$94,122

December 31, 2023
Equity funds	$25,451	$28,675	$819	$593	$55,538
Bond funds	4,037	3,292	44	1,303	8,676
Balanced funds	17,711	5,479	53	1,923	25,166
Money market funds	694	742	16	173	1,625
Total	$47,893	$38,188	$932	$3,992	$91,005

Corebridge | Second Quarter 2024 Form 10-Q 56

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Separate Account Assets and Liabilities
The following table presents the balances and changes in separate account liabilities:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Six Months Ended June 30, 2024
Separate accounts balance, beginning of year	$47,893	$38,188	$932	$3,992	$91,005
Premiums and deposits	621	712	17	82	1,432
Policy charges	(570)	(233)	(24)	(47)	(874)
Surrenders and withdrawals	(2,502)	(2,145)	(17)	(53)	(4,717)
Benefit payments	(478)	(302)	(4)	(11)	(795)
Investment performance	4,208	3,607	128	214	8,157
Net transfers from (to) general account and other	36	(148)	(1)	27	(86)
Separate accounts balance, end of period	$49,208	$39,679	$1,031	$4,204	$94,122
Cash surrender value*	$48,277	$39,478	$1,010	$4,200	$92,965

Six Months Ended June 30, 2023
Separate accounts balance, beginning of year	$45,178	$34,361	$799	$4,515	$84,853
Premiums and deposits	807	697	18	30	1,552
Policy charges	(662)	(221)	(25)	(47)	(955)
Surrenders and withdrawals	(1,776)	(1,390)	(12)	(422)	(3,600)
Benefit payments	(432)	(250)	(3)	(58)	(743)
Investment performance	4,172	4,169	113	146	8,600
Net transfers from (to) general account and other	122	(121)	(2)	12	11
Separate accounts balance, end of period	$47,409	$37,245	$888	$4,176	$89,718
Cash surrender value*	$46,307	$37,050	$854	$4,178	$88,389
*The cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less applicable surrender charges.
Separate account liabilities primarily represent the contract holder's account balance in separate account assets and will be equal and offsetting to total separate account assets.

12. Future Policy Benefits
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

Corebridge | Second Quarter 2024 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Six Months Ended June 30, 2024
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,379	$—	$973	$9,352
Effect of changes in discount rate assumptions (AOCI)	—	—	1,482	—	44	1,526
Reclassified to Liabilities held-for-sale	—	—	4,287	—	—	4,287
Beginning balance at original discount rate	—	—	14,148	—	1,017	15,165
Effect of actual variances from expected experience	—	—	(12)	—	(6)	(18)
Adjusted beginning of year balance	—	—	14,136	—	1,011	15,147
Issuances	—	—	572	—	—	572
Interest accrual	—	—	202	—	22	224
Net premium collected	—	—	(634)	—	(57)	(691)
Foreign exchange impact	—	—	(46)	—	—	(46)
Other	—	—	(4)	—	—	(4)
Dispositions	—	—	(5,108)	—	—	(5,108)
Ending balance at original discount rate	—	—	9,118	—	976	10,094
Effect of changes in discount rate assumptions (AOCI)	—	—	(845)	—	(66)	(911)
Balance, end of period	$—	$—	$8,273	$—	$910	$9,183

Present value of expected future policy benefits
Balance, beginning of year	$1,353	$217	$17,531	$18,482	$20,654	$58,237
Effect of changes in discount rate assumptions (AOCI)	132	(3)	2,745	1,906	437	5,217
Reclassified to Liabilities held-for-sale	—	—	5,119	—	—	5,119
Beginning balance at original discount rate	1,485	214	25,395	20,388	21,091	68,573
Effect of actual variances from expected experience(a)	(21)	(2)	(10)	(12)	(16)	(61)
Adjusted beginning of year balance	1,464	212	25,385	20,376	21,075	68,512
Issuances	62	6	565	1,892	3	2,528
Interest accrual	32	6	435	439	503	1,415
Benefit payments	(67)	(12)	(814)	(594)	(731)	(2,218)
Foreign exchange impact	—	—	(61)	(75)	—	(136)
Other	—	(5)	(2)	—	(5)	(12)
Dispositions	—	—	(6,796)	—	—	(6,796)
Ending balance at original discount rate	1,491	207	18,712	22,038	20,845	63,293
Effect of changes in discount rate assumptions (AOCI)	(170)	(3)	(1,717)	(2,848)	(1,406)	(6,144)
Balance, end of period	$1,321	$204	$16,995	$19,190	$19,439	$57,149
Net liability for future policy benefits, end of period	1,321	204	8,722	19,190	18,529	47,966
Liability for future policy benefits for certain participating contracts	—	—	12	—	1,280	1,292
Liability for universal life policies with secondary guarantees and similar features(b)	—	—	3,916	—	55	3,971
Deferred profit liability	78	9	21	1,602	837	2,547
Other reconciling items(c)	30	—	457	—	92	579
Future policy benefits for life and accident and health insurance contracts	1,429	213	13,128	20,792	20,793	56,355
Less: Reinsurance recoverable:	(4)	—	(699)	(39)	(20,793)	(21,535)
Net liability for future policy benefits after reinsurance recoverable	$1,425	$213	$12,429	$20,753	$—	$34,820

Weighted average liability duration of the liability for future policy benefits(d)	7.5	6.6	10.9	11.8	10.9

Corebridge | Second Quarter 2024 Form 10-Q 58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Six Months Ended June 30, 2023
Present value of expected net premiums
Balance, beginning of year	$—	$—	$11,654	$—	$991	$12,645
Effect of changes in discount rate assumptions (AOCI)	—	—	1,872	—	66	1,938
Beginning balance at original discount rate	—	—	13,526	—	1,057	14,583
Effect of actual variances from expected experience	—	—	10	—	6	16
Adjusted beginning of year balance	—	—	13,536	—	1,063	14,599
Issuances	—	—	666	—	—	666
Interest accrual	—	—	214	—	23	237
Net premium collected	—	—	(719)	—	(59)	(778)
Foreign exchange impact	—	—	206	—	—	206
Other	—	—	10	—	—	10
Ending balance at original discount rate	—	—	13,913	—	1,027	14,940
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,904)	—	(61)	(1,965)
Balance, end of period	$—	$—	$12,009	$—	$966	$12,975

Present value of expected future policy benefits
Balance, beginning of year	$1,223	$211	$21,179	$12,464	$20,429	$55,506
Effect of changes in discount rate assumptions (AOCI)	167	2	3,424	2,634	1,083	7,310
Beginning balance at original discount rate	1,390	213	24,603	15,098	21,512	62,816
Effect of actual variances from expected experience(a)	(1)	—	36	17	(8)	44
Adjusted beginning of year balance	1,389	213	24,639	15,115	21,504	62,860
Issuances	120	6	656	3,301	3	4,086
Interest accrual	25	5	450	301	513	1,294
Benefit payments	(65)	(13)	(943)	(521)	(739)	(2,281)
Foreign exchange impact	—	—	236	308	—	544
Other	—	—	5	—	(6)	(1)
Ending balance at original discount rate	1,469	211	25,043	18,504	21,275	66,502
Effect of changes in discount rate assumptions (AOCI)	(158)	(1)	(3,386)	(2,752)	(822)	(7,119)
Balance, end of period	$1,311	$210	$21,657	$15,752	$20,453	$59,383
Net liability for future policy benefits, end of period	1,311	210	9,648	15,752	19,487	46,408
Liability for future policy benefits for certain participating contracts	—	—	13	—	1,316	1,329
Liability for universal life policies with secondary guarantees and similar features(b)	—	—	3,402	—	56	3,458
Deferred profit liability	86	10	17	1,468	869	2,450
Other reconciling items(c)	35	3	513	—	92	643
Future policy benefits for life and accident and health insurance contracts	1,432	223	13,593	17,220	21,820	54,288
Less: Reinsurance recoverable:	(4)	—	(1,148)	(39)	(21,820)	(23,011)
Net liability for future policy benefits after reinsurance recoverable	$1,428	$223	$12,445	$17,181	$—	$31,277

Weighted average liability duration of the liability for future policy benefits(d)	7.8	6.9	12.5	11.6	11.5
(a)Effect of changes in cash flow assumptions and variances from actual experience are partially offset by changes in the deferred profit liability.
(b)Additional details can be found in the table that presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features.
(c)Other reconciling items primarily include the Accident and Health as well as Group Benefits (short-duration) contracts.
(d)The weighted average liability durations are calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates and current discount rate, which can be found in the table below.

Corebridge | Second Quarter 2024 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits
For the six months ended June 30, 2024 and 2023 in the traditional and term life insurance block, capping of net premium ratios at 100% caused a (credit)/charge to net income of $1 million and $32 million, respectively. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Six Months Ended June 30,
(in millions)		2024	2023
Individual Retirement	Undiscounted expected future benefits and expense	$2,139	$2,115
	Undiscounted expected future gross premiums	$—	$—
	Discounted expected future gross premiums (at current discount rate)	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$306	$316
	Undiscounted expected future gross premiums	$—	$—
	Discounted expected future gross premiums (at current discount rate)	$—	$—
Life Insurance (a)	Undiscounted expected future benefits and expense	$30,783	$39,848
	Undiscounted expected future gross premiums	$21,815	$29,792
	Discounted expected future gross premiums (at current discount rate)	$14,318	$19,207
Institutional Markets	Undiscounted expected future benefits and expense	$42,543	$33,474
	Undiscounted expected future gross premiums	$—	$—
	Discounted expected future gross premiums (at current discount rate)	$—	$—
Corporate and other (b)	Undiscounted expected future benefits and expense	$42,304	$43,791
	Undiscounted expected future gross premiums	$2,060	$2,179
	Discounted expected future gross premiums (at current discount rate)	$1,356	$1,435
(a) 2023 includes balances related to AIG Life U.K.
(b)    Represents activity ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums		Interest Accretion
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Individual Retirement	$70	$136	$32	$25
Group Retirement	5	10	6	5
Life Insurance	1,070	1,175	233	236
Institutional Markets	1,981	3,500	439	301
Corporate and Other	103	107	481	490
Total	$3,229	$4,928	$1,191	$1,057
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

June 30, 2024
Weighted-average interest rate, original discount rate	3.79%	5.13%	4.68%	4.27%	4.86%
Weighted-average interest rate, current discount rate	5.48%	5.44%	5.56%	5.43%	5.54%
June 30, 2023
Weighted-average interest rate, original discount rate	3.73%	5.14%	4.09%	3.95%	4.88%
Weighted-average interest rate, current discount rate	5.27%	5.26%	5.27%	5.34%	5.25%
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

Corebridge | Second Quarter 2024 Form 10-Q 60

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits
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
The following table presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features:

	Six Months Ended June 30,
	2024			2023
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$3,731	$55	$3,786	$3,300	$55	$3,355
Effect of changes in experience	192	(2)	190	149	(1)	148
Adjusted beginning balance	$3,923	$53	$3,976	$3,449	$54	$3,503
Assessments	288	1	289	341	1	342
Excess benefits paid	(413)	—	(413)	(457)	—	(457)
Interest accrual	78	1	79	61	1	62
Other	—	—	—	(3)	—	(3)
Changes related to unrealized appreciation (depreciation) of investments	40	—	40	11	—	11
Balance, end of period	$3,916	$55	$3,971	$3,402	$56	$3,458
Less: Reinsurance recoverable	(175)	(55)	(230)	(172)	—	(172)
Balance, end of period, net of Reinsurance recoverable	$3,741	$—	$3,741	$3,230	$56	$3,286
Weighted average duration of liability *	25.1	9.0		26.2	9.2
*The weighted average duration of liabilities is calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies with secondary guarantees and similar features:

	Gross Assessments		Interest Accretion
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Life Insurance	$500	$573	$78	$61
Corporate and Other	19	20	1	1
Total	$519	$593	$79	$62
The following table presents the calculation of weighted average interest rate for the liability for universal life policies with secondary guarantees and similar features:

June 30,	2024		2023
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	3.92%	4.20%	3.77%	4.20%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

Corebridge | Second Quarter 2024 Form 10-Q 61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits
The following table presents details concerning our universal life policies with secondary guarantees and similar features:

	Six Months Ended June 30,
(in millions, except for attained age of contract holders)	2024	2023
Account value	$3,846	$3,604
Net amount at risk	$74,076	$70,850
Average attained age of contract holders	54	53

13. Policyholder Contract Deposits and Other Policyholder Funds
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

Corebridge | Second Quarter 2024 Form 10-Q 62

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)
Six Months Ended June 30, 2024
Policyholder contract deposits account balance, beginning of year	$94,896	$41,299	$10,231	$13,649	$3,333	$163,408
Deposits	11,696	2,637	816	2,682	21	17,852
Policy charges	(360)	(250)	(753)	(34)	(29)	(1,426)
Surrenders and withdrawals	(8,902)	(4,859)	(148)	(53)	(39)	(14,001)
Benefit payments	(1,422)	(993)	(153)	(1,028)	(143)	(3,739)
Net transfers from (to) separate account	2,570	2,026	9	—	—	4,605
Interest credited	1,670	611	243	320	80	2,924
Other	1	(207)	17	201	(1)	11
Policyholder contract deposits account balance, end of period	100,149	40,264	10,262	15,737	3,222	169,634
Other reconciling items(b)	(1,286)	(212)	161	27	—	(1,310)
Policyholder contract deposits	$98,863	$40,052	$10,423	$15,764	$3,222	$168,324
Weighted average crediting rate	2.84%	3.08%	4.43%	4.45%	4.98%
Cash surrender value(c)	$93,131	$39,262	$9,068	$2,596	$1,666	$145,723

Six Months Ended June 30, 2023
Policyholder contract deposits account balance, beginning of year	$89,554	$43,395	$10,224	$11,734	$3,587	$158,494
Deposits	8,898	2,597	809	1,608	22	13,934
Policy charges	(462)	(238)	(764)	(34)	(31)	(1,529)
Surrenders and withdrawals	(6,585)	(3,979)	(122)	(421)	(42)	(11,149)
Benefit payments	(2,012)	(1,080)	(100)	(283)	(171)	(3,646)
Net transfers from (to) separate account	1,637	1,221	—	473	—	3,331
Interest credited	863	554	188	218	85	1,908
Other	(3)	4	(32)	(1)	8	(24)
Policyholder contract deposits account balance, end of period	91,890	42,474	10,203	13,294	3,458	161,319
Other reconciling items(b)	(1,598)	(254)	135	42	—	(1,675)
Policyholder contract deposits	$90,292	$42,220	$10,338	$13,336	$3,458	$159,644
Weighted average crediting rate	2.59%	2.84%	4.30%	3.54%	4.95%
Cash surrender value(c)	$85,417	$41,550	$8,976	$2,555	$1,762	$140,260
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), and thus, did not impact the ending balance of policyholder contract deposits.
(b)Reconciling items principally relate to MRBs that are bifurcated and reported separately, net of embedded derivatives that are recorded in policyholder contract deposits.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs do not have a cash surrender value).
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 14.

Corebridge | Second Quarter 2024 Form 10-Q 63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

June 30, 2024	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$6,010	$1,794	$31,449	$39,253
> 1% - 2%	3,380	21	1,262	4,663
> 2% - 3%	7,367	12	1,898	9,277
> 3% - 4%	6,114	34	5	6,153
> 4% - 5%	418	—	4	422
> 5%	32	2	3	37
Total	$23,321	$1,863	$34,621	$59,805
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,103	$1,841	$8,062	$12,006
> 1% - 2%	3,449	781	933	5,163
> 2% - 3%	11,277	272	113	11,662
> 3% - 4%	588	—	—	588
> 4% - 5%	6,503	—	—	6,503
> 5%	140	—	—	140
Total	$24,060	$2,894	$9,108	$36,062
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	109	367	476
> 2% - 3%	9	623	1,299	1,931
> 3% - 4%	1,179	479	7	1,665
> 4% - 5%	2,785	—	—	2,785
> 5%	212	—	—	212
Total	$4,185	$1,211	$1,673	$7,069
Total*	$51,566	$5,968	$45,402	$102,936
Percentage of total	50%	6%	44%	100%

Corebridge | Second Quarter 2024 Form 10-Q 64

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds

June 30, 2023		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$7,044	$2,390	$23,797	$33,231
	> 1% - 2%	4,151	23	2,067	6,241
	> 2% - 3%	8,831	11	732	9,574
	> 3% - 4%	7,122	39	6	7,167
	> 4% - 5%	446	—	4	450
	> 5%	32	—	4	36
	Total	$27,626	$2,463	$26,610	$56,699
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,018	$2,574	$6,382	$10,974
	> 1% - 2%	4,050	1,624	391	6,065
	> 2% - 3%	13,123	89	62	13,274
	> 3% - 4%	651	—	—	651
	> 4% - 5%	6,799	—	—	6,799
	> 5%	151	—	—	151
	Total	$26,792	$4,287	$6,835	$37,914
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	131	350	481
	> 2% - 3%	10	872	1,083	1,965
	> 3% - 4%	1,190	322	201	1,713
	> 4% - 5%	2,909	—	—	2,909
	> 5%	221	—	—	221
	Total	$4,330	$1,325	$1,634	$7,289
Total*		$58,748	$8,075	$35,079	$101,902
Percentage of total		58%	8%	34%	100%
*Excludes policyholder contract deposits account balances that are not subject to guaranteed minimum crediting rates.
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

Corebridge | Second Quarter 2024 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents a rollforward of the unearned revenue reserve for the six months ended June 30, 2024 and 2023:

	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Six Months Ended June 30, 2024
Balance, beginning of year	$1,770	$1	$94	$1,865
Revenue deferred	80	—	—	80
Amortization	(56)	—	(5)	(61)
Balance, end of period	$1,794	$1	$89	$1,884
Other reconciling items*				969
Other policyholder funds				$2,853

Six Months Ended June 30, 2023
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	76	—	—	76
Amortization	(55)	(1)	(5)	(61)
Balance, end of period	$1,748	$1	$100	$1,849
Other reconciling items*				1,042
Other policyholder funds				$2,891
*Other reconciling items include policyholders' dividend accumulations, provisions for future dividends to participating policyholders, dividends to policyholders and any similar items.

14. Market Risk Benefits
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

Corebridge | Second Quarter 2024 Form 10-Q 66

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following table presents the balances of and changes in MRBs:

	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Six Months Ended June 30, 2024
Balance, beginning of year	$4,562	$308	$4,870
Effect of changes in our own credit risk	(1,072)	(88)	(1,160)
Balance, beginning of year, before effect of changes in our own credit risk	$3,490	$220	$3,710
Issuances	303	24	327
Interest accrual	78	6	84
Attributed fees	338	30	368
Expected claims	(34)	(1)	(35)
Effect of changes in interest rates	(605)	(48)	(653)
Effect of changes in interest rate volatility	22	3	25
Effect of changes in equity markets	(670)	(62)	(732)
Effect of changes in equity index volatility	(37)	(2)	(39)
Actual outcome different from model expected outcome	(43)	2	(41)
Effect of changes in other future expected assumptions	(5)	—	(5)
Other, including foreign exchange	—	(2)	(2)
Balance, end of period before effect of changes in our own credit risk	2,837	170	3,007
Effect of changes in our own credit risk	914	73	987
Balance, end of period	3,751	243	3,994
Less: Reinsured MRB, end of period	(57)	—	(57)
Net Liability Balance after reinsurance recoverable	$3,694	$243	$3,937
Net amount at risk
GMDB only	$609	$130	$739
GMWB only	$130	$11	$141
Combined*	$533	$13	$546
Weighted average attained age of contract holders	71	64

Six Months Ended June 30, 2023
Balance, beginning of year	$3,738	$296	$4,034
Effect of changes in our own credit risk	(441)	(24)	(465)
Balance, beginning of year, before effect of changes in our own credit risk	$3,297	$272	$3,569
Issuances	379	19	398
Interest accrual	78	8	86
Attributed fees	442	33	475
Expected claims	(48)	(1)	(49)
Effect of changes in interest rates	34	3	37
Effect of changes in interest rate volatility	(84)	(4)	(88)
Effect of changes in equity markets	(843)	(78)	(921)
Effect of changes in equity index volatility	8	(4)	4
Actual outcome different from model expected outcome	93	12	105
Effect of changes in other future expected assumptions	(94)	(29)	(123)
Other, including foreign exchange	—	(2)	(2)
Balance, end of period before effect of changes in our own credit risk	3,262	229	3,491
Effect of changes in our own credit risk	564	47	611
Balance, end of period	3,826	276	4,102
Less: Reinsured MRB, end of period	(79)	—	(79)
Net liability balance after reinsurance recoverable	$3,747	$276	$4,023
Net amount at risk
GMDB only	$1,068	$212	$1,280
GMWB only	$56	$4	$60
Combined*	$1,435	$23	$1,458
Weighted average attained age of contract holders	70	64
*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

Corebridge | Second Quarter 2024 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	June 30, 2024			June 30, 2023
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$984	$4,678	$3,694	$787	$4,534	$3,747
Group Retirement	203	446	243	167	443	276
Total	$1,187	$5,124	$3,937	$954	$4,977	$4,023
*Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 4.

15. Contingencies, Commitments and Guarantees
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
For additional information, see Note 7.

Corebridge | Second Quarter 2024 Form 10-Q 68

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Contingencies, Commitments and Guarantees
Moriarty Litigation
AGL continues to defend against Moriarty v. American General Life Insurance Co. (S.D. Cal.), a putative class action involving Sections 10113.71 and 10113.72 of the California Insurance Code, which was instituted against AGL on July 18, 2017. In general, those statutes require that for life-insurance policies issued and delivered in California: (1) the policy must contain a 60-day grace period following non-payment of premium during which the policy remains in force; (2) the insurer must provide a 30-day pre-lapse notice; and (3) the insurer must notify policy owners of the right to designate a secondary recipient for lapse notices. The plaintiff contends AGL did not comply with these requirements for a policy issued before these statutes went into effect. The plaintiff seeks damages and other relief. AGL asserts various defenses to the plaintiff’s claims and to class certification. In 2022, the District Court held that a trial was necessary to determine whether AGL was liable on the plaintiff’s breach of contract claim, and it denied class certification. In May 2023, the case was reassigned to a new judge. On August 14, 2023, the District Court granted the plaintiff’s motion for summary judgment on the plaintiff’s breach of contract claim. On September 26, 2023, the District Court decided that good cause exists to allow the plaintiff to file a third motion for class certification. At the same time, however, the District Court certified its August 14, 2023 order for interlocutory appeal to the Ninth Circuit and stayed trial court proceedings pending the outcome of AGL’s appeal. The Ninth Circuit granted AGL’s petition for interlocutory appeal on November 21, 2023, which remains pending. AGL filed its opening brief on April 15, 2024. The Ninth Circuit granted the plaintiff’s third request for an extension of time to file an answering brief, which is now due on July 22, 2024. AGL’s reply brief will be due 21 days after the answering brief is filed. If the Ninth Circuit schedules oral arguments, it will not occur until all briefing is complete.
AGL is also defending other actions in California involving similar issues: Allen v. Protective Life Insurance Co. and American General Life Insurance Co. (E.D. Cal.), which was filed in state court on September 26, 2022. After being removed to federal court, the plaintiffs filed a motion on August 11, 2023, seeking leave to amend the complaint to add class action allegations against AGL. On November 8, 2023, the District Court issued an order that plaintiffs’ motion will be held in abeyance pending resolution of the class certification issues in Moriarty. On June 24, 2024, Protective Life and AGL filed a motion to stay the entire lawsuit (not just plaintiffs’ motion for leave to amend the complaint) pending resolution of Moriarty. On July 8, 2024, plaintiffs filed a response in opposition to the motion to stay; Chuck v. American General Life Insurance Co. (C.D. Cal.), which was filed in state court on September 6, 2023, as a putative class action. After being removed to federal court, the plaintiffs filed an amended complaint on January 8, 2024, dropping the class action allegation against AGL and adding a sales agent as a defendant. On April 15, 2024, the District Court entered a scheduling order setting the case for trial on February 18, 2025; and Koch Family Insurance Trust v. American General Life Insurance Co. (C.D. Cal.), which was filed in state court on May 15, 2024, and removed to federal court on June 28, 2024.
These cases are in the early stages, and AGL expects their progress will be influenced by future developments in Moriarty and cases against other insurers involving the same insurance statutes. AGL has accrued its current estimate of probable loss with respect to these litigation matters.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $4.3 billion at June 30, 2024.
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
Guarantees provided by AIG
Prior to the IPO, AIG provided certain guarantees to us as described below. Pursuant to the Separation Agreement we will indemnify, defend and hold harmless AIG against or from any liability arising from or related to these guarantees.

Corebridge | Second Quarter 2024 Form 10-Q 69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Contingencies, Commitments and Guarantees
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which American Home Assurance Company (“AHAC”) or National Union Fire Insurance Company of Pittsburgh, PA (“NUFIC”) has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the six months ended June 30, 2024 or 2023.
AIG Parent provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of Corebridge Life Holdings, Inc. (“CRBGLH”). This includes:
•a guarantee (the “CRBGLH External Debt Guarantee”) in connection with CRBGLH junior subordinated debentures and certain CRBGLH notes (the “CRBGLH External Debt”); and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, CRBGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes were guaranteed by AIG Parent for the benefit of AGL. We paid no fees for these guarantees during the six months ended June 30, 2024 or 2023. On August 1, 2023, the guarantee of these promissory notes was novated from AIG Parent to Corebridge Parent.
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
•For additional disclosures about related parties, see Note 19.

16. Equity
COMMON STOCK
The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2024	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	648,148,737	(26,484,411)	621,664,326
Shares issued under long-term incentive compensation plans	2,041,112	1,229,028	3,270,140
Shares repurchased	—	(24,607,065)	(24,607,065)
Shares, end of period	650,189,849	(49,862,448)	600,327,401
Repurchase of Corebridge Common Stock
Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) Rule 10b5-1 repurchase plans. On May 4, 2023, our Board of Directors authorized a $1.0 billion share repurchase program. On April 30, 2024, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the share repurchase program. Under this program, Corebridge Parent may, from time to time, purchase up to $3.0 billion of Corebridge Parent common stock but is not obligated to purchase any particular number of shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
From July 1, 2024 to July 26, 2024, we repurchased approximately 8.3 million shares of Corebridge Parent common stock for an aggregate purchase price of approximately $246 million, leaving approximately $1.6 billion under the share repurchase authorizations as of July 26, 2024.

Corebridge | Second Quarter 2024 Form 10-Q 70

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Equity
RETAINED EARNINGS
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

May 2, 2024	June 14, 2024	June 28, 2024	$0.23
February 14, 2024	March 15, 2024	March 29, 2024	$0.23
Dividends Declared
On July 30, 2024, the Company declared a cash dividend on Corebridge Parent common stock of $0.23 per share, payable on September 30, 2024 to shareholders of record at close of business on September 16, 2024.
Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended June 30, 2024
Balance, March 31, 2024, net of tax	$(44)	$(15,865)	$(932)	$2,638	$127	$(65)	$2	$(14,139)
Change in unrealized depreciation of investments	(12)	(1,150)	—	—	—	—	—	(1,162)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	202	—	—	—	—	202
Change in discount rates assumptions of certain liabilities	—	—	—	472	—	—	—	472
Change in future policy benefits and other	—	86	—	—	—	—	—	86
Change in cash flow hedges	—	—	—	—	(3)	—	—	(3)
Change in foreign currency translation adjustments	—	—	—	—	—	70	—	70
Change in deferred tax asset (liability)	3	97	(43)	(93)	1	—	—	(35)
Total other comprehensive income (loss)	(9)	(967)	159	379	(2)	70	—	(370)
Less: Noncontrolling interests	—	—	—	—	—	(1)	—	(1)
Balance, June 30, 2024, net of tax	$(53)	$(16,832)	$(773)	$3,017	$125	$6	$2	$(14,508)
Three Months Ended June 30, 2023
Balance, March 31, 2023, net of tax	$(62)	$(16,248)	$(291)	$2,443	$153	$(73)	$11	$(14,067)
Change in unrealized depreciation of investments	55	(1,827)	—	—	—	—	—	(1,772)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(240)	—	—	—	—	(240)
Change in discount rates assumptions of certain liabilities	—	—	—	628	—	—	—	628
Change in future policy benefits and other	—	49	—	—	—	—	—	49
Change in cash value hedges	—	—	—	—	(8)	—	—	(8)
Change in foreign currency translation adjustments	—	—	—	—	—	28	—	28
Change in deferred tax asset (liability)	(12)	294	51	(142)	2	8	—	201
Total other comprehensive income (loss)	43	(1,484)	(189)	486	(6)	36	—	(1,114)
Less: Noncontrolling interests	—	—	—	—	—	1	—	1
Balance, June 30, 2023, net of tax	$(19)	$(17,732)	$(480)	$2,929	$147	$(38)	$11	$(15,182)

Corebridge | Second Quarter 2024 Form 10-Q 71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Six Months Ended June 30, 2024
Balance at December 31, 2023, net of tax	$(79)	$(14,650)	$(909)	$2,095	$146	$(63)	$2	$(13,458)
Change in unrealized depreciation of investments	33	(2,270)	—	—	—	—	—	(2,237)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	173	—	—	—	—	173
Change in discount rates assumptions of certain liabilities	—	—	—	1,167	—	—	—	1,167
Change in future policy benefits and other	—	(41)	—	—	—	—	—	(41)
Change in cash flow hedges	—	—	—	—	(28)	—	—	(28)
Change in foreign currency translation adjustments	—	—	—	—	—	66	—	66
Change in deferred tax asset (liability)	(7)	168	(37)	(245)	6	1	—	(114)
Total other comprehensive income (loss)	26	(2,143)	136	922	(22)	67	—	(1,014)
Other	—	(39)	—	—	1	—	—	(38)
Less: Noncontrolling interests	—	—	—	—	—	(2)	—	(2)
Balance, June 30, 2024, net of tax	$(53)	$(16,832)	$(773)	$3,017	$125	$6	$2	$(14,508)
Six Months Ended June 30, 2023
Balance, December 31, 2022, net of tax	$(92)	$(19,380)	$(365)	$2,908	$157	$(100)	$9	$(16,863)
Change in unrealized depreciation of investments	93	2,155	—	—	—	—	—	2,248
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(146)	—	—	—	—	(146)
Change in discount rates assumptions of certain liabilities	—	—	—	33	—	—	—	33
Change in future policy benefits and other	—	(67)	—	—	—	—	—	(67)
Change in cash value hedges	—	—	—	—	(15)	—	—	(15)
Change in foreign currency translation adjustments	—	—	—	—	—	65	—	65
Change in net actuarial loss	—	—	—	—	—	—	3	3
Change in deferred tax asset (liability)	(20)	(440)	31	(12)	5	7	(1)	(430)
Total other comprehensive income (loss)	73	1,648	(115)	21	(10)	72	2	1,691
Less: Noncontrolling interests	—	—	—	—	—	10	—	10
Balance, June 30, 2023, net of tax	$(19)	$(17,732)	$(480)	$2,929	$147	$(38)	$11	$(15,182)

Corebridge | Second Quarter 2024 Form 10-Q 72

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Equity
The following table presents the OCI reclassification adjustments for the three and six months ended June 30, 2024 and 2023, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended June 30, 2024
Unrealized change arising during period	$(14)	$(1,665)	$202	$718	$(3)	$3	$—	$(759)
Less: Reclassification adjustments included in net income	(2)	(601)	—	246	—	(67)	—	(424)
Total other comprehensive income (loss), before income tax expense (benefit)	(12)	(1,064)	202	472	(3)	70	—	(335)
Less: Income tax expense (benefit)	(3)	(97)	43	93	(1)	—	—	35
Total other comprehensive income (loss), net of income tax expense (benefit)	$(9)	$(967)	$159	$379	$(2)	$70	$—	$(370)
Three Months Ended June 30, 2023
Unrealized change arising during period	$52	$(2,009)	$(240)	$628	$(8)	$28	$—	$(1,549)
Less: Reclassification adjustments included in net income	(3)	(231)	—	—	—	—	—	(234)
Total other comprehensive income (loss), before income tax expense (benefit)	55	(1,778)	(240)	628	(8)	28	—	(1,315)
Less: Income tax expense (benefit)	12	(294)	(51)	142	(2)	(8)	—	(201)
Total other comprehensive income (loss), net of income tax expense (benefit)	$43	$(1,484)	$(189)	$486	$(6)	$36	$—	$(1,114)
Six Months Ended June 30, 2024
Unrealized change arising during period	$25	$(3,248)	$173	$1,413	$(28)	$(1)	$—	$(1,666)
Less: Reclassification adjustments included in net income	(8)	(937)	—	246	—	(67)	—	(766)
Total other comprehensive income (loss), before income tax expense (benefit)	33	(2,311)	173	1,167	(28)	66	—	(900)
Less: Income tax expense (benefit)	7	(168)	37	245	(6)	(1)	—	114
Total other comprehensive income (loss), net of income tax expense (benefit)	$26	$(2,143)	$136	$922	$(22)	$67	$—	$(1,014)
Six Months Ended June 30, 2023
Unrealized change arising during period	$76	$1,770	$(146)	$33	$(15)	$65	$3	$1,786
Less: Reclassification adjustments included in net income	(17)	(318)	—	—	—	—	—	(335)
Total other comprehensive income (loss), before income tax expense (benefit)	93	2,088	(146)	33	(15)	65	3	2,121
Less: Income tax expense (benefit)	20	440	(31)	12	(5)	(7)	1	430
Total other comprehensive income (loss), net of income tax expense (benefit)	$73	$1,648	$(115)	$21	$(10)	$72	$2	$1,691

Corebridge | Second Quarter 2024 Form 10-Q 73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Equity
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(2)	$(3)	$(8)	$(17)	Net realized gains (losses)
Total	$(2)	$(3)	$(8)	$(17)
Unrealized appreciation (depreciation) of all other investments
Investments	$(540)	$(231)	$(876)	$(318)	Net realized gains (losses)
Sale of business	(61)	—	(61)	—	Net (gain) loss on divestitures
Total	$(601)	$(231)	$(937)	$(318)
Effect of changes in the discount rates used to measure traditional and limited-payment long duration insurance contracts
Sale of business	$246	$—	$246	$—	Net (gain) loss on divestitures
Total	$246	$—	$246	$—
Foreign Currency Translation Adjustments
Sale of business	$(67)	$—	$(67)	$—	Net (gain) loss on divestitures
Total	$(67)	$—	$(67)	$—
Total reclassifications for the period	$(424)	$(234)	$(766)	$(335)
*The following items are not reclassified out of AOCI and included in the Condensed Consolidated Statements of Income (Loss) and thus have been excluded from the table:(a) Change in fair value of MRBs attributable to changes in our own credit risk (b) Change in the discount rates used to measure traditional and limited-payment long-duration insurance contracts and (c) Fair value of liabilities under fair value option attributable to changes in our own credit risk.
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
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Beginning balance	$810	$910	$869	$939
Net (loss) attributable to redeemable noncontrolling interest	(24)	(20)	(75)	(14)
Other comprehensive income (loss), net of tax	(1)	1	(2)	10
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	1	(19)
Contributions from noncontrolling interests	32	18	53	43
Distributions to noncontrolling interests	(2)	(3)	(31)	(53)
Other	1	1	1	1
Ending balance	$816	$907	$816	$907
Refer to Note 8 for additional information related to Variable Interest Entities.

Corebridge | Second Quarter 2024 Form 10-Q 74

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) 17. Earnings Per Common Share

17. Earnings Per Common Share
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
The following table presents the computation of basic and diluted EPS for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2024	2023	2024	2023
Numerator for EPS:
Net income (loss)	$341	$751	$1,168	$298
Less: Net income (loss) attributable to noncontrolling interests	(24)	(20)	(75)	(14)
Net income (loss) attributable to Corebridge common shareholders	$365	771	$1,243	$312

Denominator for EPS:
Weighted average common shares outstanding - basic	611.6	650.7	617.8	650.8
Dilutive common shares	1.0	1.5	0.9	1.7
Weighted average common shares outstanding - diluted	612.6	652.2	618.7	652.5

Income per common share attributable to Corebridge common shareholders
Common stock - basic	$0.60	$1.18	$2.01	$0.48
Common stock - diluted	$0.59	$1.18	$2.01	$0.48
*Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 0.1 million and 1.3 million for the three months ended June 30, 2024 and 2023, respectively, and 0.3 million and 0.9 million for the six months ended June 30, 2024 and 2023, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

18. Income Taxes
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

Corebridge | Second Quarter 2024 Form 10-Q 75

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Income Taxes
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
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended June 30, 2024, the effective tax rate on income from operations was 25.2%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax charges associated with the establishment of additional U.S. federal and state valuation allowance and with state and local income taxes. These tax charges were partially offset by dividends received deduction, tax adjustments related to prior year returns including interest, renewable energy tax credits, and reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities.
For the six months ended June 30, 2024, the effective tax rate on income from operations was 20.7%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with dividends received deduction, excess tax benefits related to share based compensation payments recorded through the income statement, adjustments to deferred tax assets, renewable energy tax credits, and reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities. These tax benefits were partially offset by the establishment of additional U.S. federal, state and foreign valuation allowance and tax charges associated with state and local income taxes.
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
Our separation from AIG resulted in an “ownership change” for U.S. federal income tax purposes under Section 382 of the Code. As a result of the ownership change, a limitation has been imposed upon the utilization of our U.S. net operating loss carryforwards and certain built-in losses and deductions to offset future taxable income. Our utilization is limited to approximately $648 million per year. These limitation amounts accumulate for future use to the extent they are not utilized in a given year.
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

Corebridge | Second Quarter 2024 Form 10-Q 76

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Income Taxes
To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. A valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year is recorded discretely. For the three and six months ended June 30, 2024, we recorded an increase in valuation allowance of $30 million and $45 million primarily attributable to current year activity. As of June 30, 2024, the balance sheet reflects a valuation allowance of $207 million related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized.
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
For the three and six months ended June 30, 2024, recent changes in market conditions, including rising interest rates, impacted the unrealized tax capital gains and losses in the U.S. life insurance companies’ available-for-sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of June 30, 2024, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized capital losses that are not more-likely-than-not to be realized. For the three and six months ended June 30, 2024, we recorded an increase in valuation allowance of $96 million and $290 million, respectively, associated with the unrealized tax capital losses in the U.S. life insurance companies’ available-for-sale securities portfolio. As of June 30, 2024, the balance sheet reflects a valuation allowance of $1.3 billion associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio, all of which was allocated to OCI. Additionally, as of June 30, 2024, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to realized tax capital losses that are not more-likely-than-not to be realized. As of June 30, 2024, we established $57 million of valuation allowance associated with the realized tax capital losses from the insurance companies’ available-for-sale securities portfolio.
For the six months ended June 30, 2024, we recognized a $2 million increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions.
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

19. Related Parties
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

Corebridge | Second Quarter 2024 Form 10-Q 77

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Related Parties
Related Party Transactions with AIG
We have historically entered into various transactions with AIG, some of which are continuing and are described below. In addition, on September 14, 2022, we entered into a Separation Agreement with AIG, which governs the relationship between AIG and us following the IPO, including matters related to the allocation of assets and liabilities between the parties, indemnification obligations, our corporate governance, information rights for each party and consent rights of AIG with respect to certain business activities that we may undertake. On May 16, 2024, in connection with the execution of the Purchase Agreement with AIG Parent and Nippon, the Company entered into an Amendment to the Separation Agreement, by and between the Company and AIG Parent, pursuant to which the Company and AIG Parent agreed to certain changes with respect to AIG’s board designation rights and AIG’s right to consent over certain actions by the Company, as set forth in the original Separation Agreement. Additionally, on June 9, 2024, AIG Parent waived its right under the Separation Agreement to include a majority of the director candidates on each slate of candidates recommended by the Corebridge Board of Directors.
For further information on the Nippon Transaction, the Separation Agreement and the amendment and waiver thereto, see Note 1.
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
Separately, certain of our subsidiaries provide portfolio administration and investment planning, performance evaluation and oversight services to AIG Property Casualty International, LLC (“AIGPCI”), on a non-discretionary basis, with respect to the investment portfolios of various of AIGPCI’s non-U.S. subsidiaries. In some cases, these services are directly provided to AIGPCI’s non-US subsidiaries. We offer our Funds to AIGPCI’s non-U.S. subsidiaries. Our subsidiaries earn investment management and advisory fees under the IMAs and other service agreements, as well as management fees and carried interest distributions or similar performance-based compensation under the Funds’ operating agreements, the majority of which are based on, or calibrated to approximate, the costs of providing the services. With respect to a minority of the AIG client portfolios, which relate to assets backing risks that have been transferred to third parties, our subsidiaries earn market-based fees. Management and advisory fee income for these Investment Services and related services reflected in Other income on the Condensed Consolidated Statements of Income (Loss) were $6 million and $13 million for the three and six months ended June 30, 2024, respectively, and $7 million and $20 million for the three and six months ended June 30, 2023, respectively.
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
The total expenses incurred for services provided by AIGM reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Condensed Consolidated Statements of Income (Loss) were $0 million and $0 million for the three and six months ended June 30, 2024, respectively, and $0 million and $0 million for the three and six months ended June 30, 2023, respectively. The derivative assets, net of gross assets and gross liabilities after collateral were $0 million and $13 million as of June 30, 2024 and December 31, 2023, respectively. The derivative liabilities, net of gross assets and gross liabilities after collateral were $0 million and $0 million as of June 30, 2024 and December 31, 2023, respectively. The collateral posted to AIGM was $0 million and $0 million as of June 30, 2024 and December 31, 2023, respectively. The collateral held by us was $66 million and $377 million as of June 30, 2024 and December 31, 2023, respectively.
For further details regarding derivatives, see Note 9.

Corebridge | Second Quarter 2024 Form 10-Q 78

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Related Parties
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
Amounts due to AIG under these agreements were $19 million and $39 million as of June 30, 2024 and December 31, 2023, respectively. Amounts due from AIG were $12 million and $38 million as of June 30, 2024 and December 31, 2023, respectively. The total service expenses incurred specific to these agreements reflected in General operating expenses on the Condensed Consolidated Statements of Income (Loss) were $12 million and $25 million for the three and six months ended June 30, 2024, respectively, and $46 million and $93 million for the three and six months ended June 30, 2023, respectively.
Reinsurance Transactions
From time to time, AIG Life U.K. entered into various coinsurance agreements with American International Reinsurance Company, Ltd., a consolidated subsidiary of AIG (“AIRCO”) as follows:
•In 2018, AIG Life U.K. ceded risks to AIRCO relating to the payment of obligations of life-contingent annuity claims in the annuitization phase of the contracts on or after June 30, 2018.
•In 2019 and 2020, AIG Life U.K. ceded risks to AIRCO relating to certain whole life policies issued prior to and subsequent to July 1, 2019, respectively.
Reinsurance assets related to these agreements were $67 million as of December 31, 2023. Amounts payable to AIRCO were $13 million as of December 31, 2023. Ceded premiums related to these agreements were $0 million and $9 million for the three and six months ended June 30, 2024, respectively, and $11 million and $18 million for the three and six months ended June 30, 2023, respectively. Reinsurance assets and amounts payable related to these agreements were reclassified to Assets held-for-sale and Liabilities held-for-sale, respectively at December 31, 2023.
On April 8, 2024, Corebridge completed the sale of AIG Life U.K. to Aviva and AIG Life U.K. terminated its reinsurance agreements with AIRCO.
Guarantees
Prior to the IPO, AIG provided certain guarantees to us. Pursuant to the Separation Agreement, we will indemnify, defend and hold harmless AIG against or from any liability arising from or related to such guarantees.
For further details regarding guarantees previously provided by AIG, see Note 15.
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
Prior to the IPO, Corebridge and SAFG Capital LLC were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. There were no payments to AIG in connection with the tax sharing agreements for the six months ended June 30, 2024 and 2023. Amounts receivable (payable) from or to AIG pursuant to the tax sharing agreements were $(381) million and $(371) million as of June 30, 2024 and December 31, 2023, respectively.
Employee Compensation and Benefits
Our employees participate in certain of AIG’s employee benefit programs. We had a payable of $18 million and $32 million as of June 30, 2024 and December 31, 2023, respectively, with respect to these programs. On September 14, 2022, we entered into an employee matters agreement with AIG (the “EMA”). The EMA allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters between us and AIG. The EMA generally provides that, unless otherwise specified, each party is responsible for liabilities associated with their current and former employees for purposes of compensation and benefit matters following the IPO.

Corebridge | Second Quarter 2024 Form 10-Q 79

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Related Parties
Related Party Transactions with Blackstone Inc. (“Blackstone”)
Investment Expense
We entered into a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred were $60 million and $111 million for the three and six months ended June 30, 2024, respectively, and $37 million and $72 million for the three and six months ended June 30, 2023, respectively.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by an affiliate, and in other instances, affiliates may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by affiliates was $136 million and $102 million as of June 30, 2024 and December 31, 2023, respectively. The interest expense incurred on the debt reflected in Interest expense on the Condensed Consolidated Statements of Income (Loss) were $1 million and $2 million for the three and six months ended June 30, 2024, respectively, and $1 million and $8 million for the three and six months ended June 30, 2023, respectively.
The noncontrolling interest included in the Condensed Consolidated Balance Sheets related to the VIEs held by affiliates was $474 million and $518 million as of June 30, 2024 and December 31, 2023, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by affiliates were $(18) million and $(39) million for the three and six months ended June 30, 2024, respectively, and $(8) million and $11 million for the three and six months ended June 30, 2023, respectively.
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

Corebridge | Second Quarter 2024 Form 10-Q 80

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
This MD&A addresses the consolidated financial condition of Corebridge as of June 30, 2024, compared with December 31, 2023, and its consolidated results of operations for the three and six months ended June 30, 2024 and 2023. In addition to historical data, this discussion contains forward-looking statements about our business operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the unaudited Condensed Consolidated Financial Statements and the statements under “Cautionary Statements Regarding Forward-Looking Information,” included elsewhere in this Quarterly Report and the “Risk Factors” section in the 2023 Form 10-K.

Corebridge | Second Quarter 2024 Form 10-Q 81

Corebridge | Second Quarter 2024 Form 10-Q 82

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
•General operating expenses include expenses associated with conducting our business, including salaries, other employee-related compensation and other operating expenses such as professional services or travel;
•Change in the fair value of market risk benefits, net represents the changes in fair value of MRBs contained within certain insurance contracts (excluding the impact of changes in our own credit risk), including attributed fees, along with the changes in the fair value of derivatives that economically hedge MRBs. Changes in our own credit risk are included in OCI; and

Corebridge | Second Quarter 2024 Form 10-Q 83

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
Impact of Fortitude Re
In 2018, AIG established Fortitude Re, a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“Fortitude Holdings”), in a series of reinsurance transactions related to certain of AIG’s legacy operations. In February 2018, AGL, VALIC and USL entered into modco agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda. Following the sale of AIG’s majority ownership interest in Fortitude Holdings, AIG contributed its remaining ownership in Fortitude Re Bermuda and its one seat on its Board of Managers to us. As of June 30, 2024, our ownership interest in Fortitude Re was 2.46%.
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
As of June 30, 2024, $25.5 billion of reserves had been ceded to Fortitude Re.
For additional information on our reinsurance agreements with Fortitude Re, see Note 7 to the Condensed Consolidated Financial Statements.
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

Corebridge | Second Quarter 2024 Form 10-Q 84

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
The following table summarizes the fair values of the embedded derivatives for fixed index annuity and index universal life products:

(in millions)	June 30, 2024	December 31, 2023
Fixed index annuities	$8,033	$6,953
Index universal life	$1,003	$989
Our Strategic Partnership with Blackstone
In 2021, we entered into a strategic partnership with Blackstone pursuant to which Blackstone acquired a 9.9% position in our common stock and we entered into a long-term asset management relationship with Blackstone IM. As of June 30, 2024, Blackstone managed approximately $64.4 billion in book value of assets in our investment portfolio.
For additional information on our Strategic Partnership with Blackstone, see “Investments” below.
Our Investment Management Agreements with BlackRock
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. As of June 30, 2024, BlackRock managed approximately $84.0 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets.
For additional information on our Investment Management Agreements with BlackRock, see “Investments” below.
Fair Value Option Bond Securities
We elect the fair value option on certain bond securities. When the fair value option is elected, the realized and unrealized gains and losses on these securities are reported in net investment income.
The following table shows the net investment income reported on fair value option bond securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net investment income - excluding Fortitude Re funds withheld assets	$13	$8	$26	$18
Net investment income - Fortitude Re funds withheld assets	78	6	149	111
Total	$91	$14	$175	$129
Separation Costs
In connection with our separation from AIG, we have incurred and expect to continue to incur one-time and recurring expenses. As of June 30, 2024, we have incurred approximately $519 million of one-time expenses on a pre-tax basis. These expenses primarily relate to replicating and replacing functions, systems and infrastructure provided by AIG; rebranding; and accounting advisory, consulting and actuarial fees. In addition to these separation costs, we expect to incur costs related to the evolution of our investments organization to reflect our strategic partnerships with key external managers, our implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in fees for asset management services.
In addition, as part of Corebridge Forward, we aimed to achieve an annual run rate expense reduction of approximately $400 million on a pre-tax basis within 24 months of the IPO. Through June 30, 2024 we have acted upon or contracted the full $400 million of exit run rate savings on a pre-tax basis. Corebridge Forward is expected to have a cumulative cost to achieve of approximately $300 million on a pre-tax basis. As of June 30, 2024, the cost to achieve has been approximately $203 million.

Corebridge | Second Quarter 2024 Form 10-Q 85

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
For Additional information see “Risk Factors—Risks Relating to Market Conditions—We are exposed to risk from equity market declines or volatility” in the 2023 Form 10-K.
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
For additional information see “Risk Factors—Risks Relating to Market Conditions—Our business is highly dependent on economic and capital market conditions” in the 2023 Form 10-K.
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the second quarter of 2024 may impact the private equity investments in the alternative investments portfolio in the third quarter of 2024.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products.
As of June 30, 2024, increases in key rates have improved yields on new investments, which are now higher than the yield on maturities and redemptions that we are experiencing in our existing portfolios. Furthermore, the impact of interest rate increases is further reflected in our results as these rate increases have also reduced the value of fixed income assets that are held in the variable annuity separate accounts and brokerage and advisory assets, and accordingly, have adversely impacted the fees that are charged on these accounts. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.

Corebridge | Second Quarter 2024 Form 10-Q 86

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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 49% and 54% were crediting at the contractual minimum guaranteed interest rate at June 30, 2024 and December 31, 2023, respectively. The percentages of fixed account values of our annuity products that are currently crediting at rates above 1% were 47% and 50% at June 30, 2024 and December 31, 2023, respectively. In the universal life insurance products in our Life Insurance business, 59% and 59% of the account values were crediting at the contractual minimum guaranteed interest rate at June 30, 2024 and December 31, 2023, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
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

Corebridge | Second Quarter 2024 Form 10-Q 87

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
In addition, on April 25, 2024, the Department of Labor (“DOL”) published a final rule in the Federal Register updating the definition for when a person is an “investment advice fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and IRAs. The DOL also published changes with respect to existing prohibited transactions exemptions (“PTEs”) relating to such advice, including PTE 84-24 and PTE 2020-02. Orders staying the rule’s September 23, 2024 effective date were issued by the U.S. District Courts for the Eastern District of Texas and the Northern District of Texas on July 25, 2024 and July 26, 2024, respectively, in connection with separate lawsuits challenging the rule. We are actively monitoring the progress of the litigation while continuing to evaluate potential impact of the DOL rule to our business.

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

Corebridge | Second Quarter 2024 Form 10-Q 88

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Total revenues	$3,710	$5,757	$9,546	$10,019
Fortitude Re related items:
Net investment (income) on Fortitude Re funds withheld assets	(325)	(270)	(657)	(664)
Net realized losses on Fortitude Re funds withheld assets	93	130	257	110
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	(36)	(122)	(58)	903
Subtotal - Fortitude Re related items	(268)	(262)	(458)	349
Other non-Fortitude Re reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	(13)	(14)	(31)	(27)
Other (income) loss - net	(11)	(4)	(17)	(14)
Net realized losses*	758	368	989	881
Subtotal - Other non-Fortitude Re reconciling items	734	350	941	840
Total adjustments	466	88	483	1,189
Adjusted revenues	$4,176	$5,845	$10,029	$11,208
*Represents all Net realized gains and losses except gains (losses) related to the disposition of real estate investments and earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Earned income for non-qualifying (economic) hedging or for asset replication is reclassified from Net realized gains and losses to specific APTOI line items (e.g., net investment income and interest credited to policyholder account balances) based on the economic risk being hedged.
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

Corebridge | Second Quarter 2024 Form 10-Q 89

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
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

Corebridge | Second Quarter 2024 Form 10-Q 90

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) attributable to Corebridge to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) attributable to Corebridge:

Three Months Ended June 30,	2024				2023
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/net income, including noncontrolling interests	$456	$115	$—	$341	$911	$160	$—	$751
Noncontrolling interests	—	—	24	24	—	—	20	20
Pre-tax income/net income attributable to Corebridge	456	115	24	365	911	160	20	771
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(325)	(69)	—	(256)	(270)	(61)	—	(209)
Net realized losses on Fortitude Re funds withheld assets	93	20	—	73	130	28	—	102
Net realized (gains) on Fortitude Re funds withheld embedded derivative	(36)	(7)	—	(29)	(122)	(27)	—	(95)
Subtotal Fortitude Re related items	(268)	(56)	—	(212)	(262)	(60)	—	(202)
Other reconciling Items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	52	—	(52)	—	59	—	(59)
Deferred income tax valuation allowance (releases) charges	—	(87)	—	87	—	(35)	—	35
Changes in fair value of market risk benefits, net	25	5	—	20	(262)	(55)	—	(207)
Changes in fair value of securities used to hedge guaranteed living benefits	5	1	—	4	4	—	—	4
Changes in benefit reserves related to net realized gains (losses)	(3)	—	—	(3)	1	—	—	1
Net realized losses*	748	160	—	588	363	76	—	287
Separation costs	27	6	—	21	70	15	—	55
Restructuring and other costs	85	18	—	67	28	6	—	22
Non-recurring costs related to regulatory or accounting changes	1	—	—	1	7	1	—	6
Net (gain) on divestiture	(241)	(47)	—	(194)	(59)	(13)	—	(46)
Pension expense - non operating	—	—	—	—	15	3	—	12
Noncontrolling interests	24	—	(24)	—	20	—	(20)	—
Subtotal Non-Fortitude Re reconciling items	671	108	(24)	539	187	57	(20)	110
Total adjustments	403	52	(24)	327	(75)	(3)	(20)	(92)
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge	$859	$167	$—	$692	$836	$157	$—	$679

Corebridge | Second Quarter 2024 Form 10-Q 91

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics

Six Months Ended June 30,	2024				2023
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/net income, including noncontrolling interests	$1,472	$304	$—	$1,168	$242	$(56)	$—	$298
Noncontrolling interests	—	—	75	75	—	—	14	14
Pre-tax income/net income attributable to Corebridge	1,472	304	75	1,243	242	(56)	14	312
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(657)	(140)	—	(517)	(664)	(148)	—	(516)
Net realized losses on Fortitude Re funds withheld assets	257	55	—	202	110	24	—	86
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(58)	(12)	—	(46)	903	200	—	703
Subtotal Fortitude Re related items	(458)	(97)	—	(361)	349	76	—	273
Other reconciling items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	78	—	(78)	—	80	—	(80)
Deferred income tax valuation allowance (releases) charges	—	(104)	—	104	—	(51)	—	51
Changes in fair value of market risk benefits, net	(344)	(72)	—	(272)	(66)	(14)	—	(52)
Changes in fair value of securities used to hedge guaranteed living benefits	6	1	—	5	7	1	—	6
Changes in benefit reserves related to net realized gains (losses)	(6)	(1)	—	(5)	(4)	(1)	—	(3)
Net realized losses*	970	207	—	763	871	183	—	688
Separation costs	94	20	—	74	122	26	—	96
Restructuring and other costs	132	28	—	104	55	12	—	43
Non-recurring costs related to regulatory or accounting changes	1	—	—	1	11	2	—	9
Net (gain) on divestiture	(246)	(48)	—	(198)	(56)	(12)	—	(44)
Pension expense - non operating	—	—	—	—	15	3	—	12
Noncontrolling interests	75	—	(75)	—	14	—	(14)	—
Subtotal Other non-Fortitude Re reconciling items	682	109	(75)	498	969	229	(14)	726
Total adjustments	224	12	(75)	137	1,318	305	(14)	999
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge	$1,696	$316	$—	$1,380	$1,560	$249	$—	$1,311
*Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Additionally, gains (losses) related to the disposition of real estate investments are also excluded from this adjustment.
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
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

(in millions, except per common share data)	June 30, 2024	December 31, 2023
Total Corebridge shareholders' equity (a)	$10,996	$11,766
Less: Accumulated other comprehensive income (loss)	(14,508)	(13,458)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,721)	(2,332)
Adjusted Book Value (b)	$22,783	$22,892

Total common shares outstanding (c)	600.3	621.7

Book value per common share (a/c)	$18.32	$18.93
Adjusted book value per common share (b/c)	$37.95	$36.82

Corebridge | Second Quarter 2024 Form 10-Q 92

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
The following table presents the reconciliation of Adjusted ROAE:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise noted)	2024	2023	2024	2023
Actual or annualized net income (loss) attributable to Corebridge shareholders (a)	$1,460	$3,084	$2,486	$624
Actual or annualized adjusted after-tax operating income attributable to Corebridge shareholders (b)	2,768	2,716	2,760	2,622
Average Corebridge shareholders’ equity (c)	11,286	11,058	11,446	10,499
Less: Average AOCI	(14,324)	(14,625)	(14,035)	(15,371)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,609)	(2,467)	(2,517)	(2,580)
Average Adjusted Book Value (d)	$23,001	$23,216	$22,964	$23,290

Return on Average Equity (a/c)	12.9%	27.9%	21.7%	5.9%
Adjusted ROAE (b/d)	12.0%	11.7%	12.0%	11.3%
Premiums and deposits is a non-GAAP financial measure that includes direct and assumed premiums received and earned on traditional life insurance policies and life-contingent payout annuities, as well as deposits received on universal life insurance, investment-type annuity contracts and GICs. Premiums and deposits are presented net of internal replacements. We believe the measure of premiums and deposits is useful in understanding customer demand for our products, evolving product trends and our sales performance period over period.
The following table presents the premiums and deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Individual Retirement
Premiums	$30	$66	$71	$144
Deposits	6,761	3,984	11,583	8,791
Other(a)	(4)	(5)	(6)	(7)
Premiums and deposits	6,787	4,045	11,648	8,928
Group Retirement
Premiums	—	4	5	10
Deposits	1,998	1,919	4,047	4,159
Premiums and deposits(b)(c)	1,998	1,923	4,052	4,169
Life Insurance
Premiums	331	443	765	868
Deposits	389	384	782	782
Other(a)	126	236	393	462
Premiums and deposits	846	1,063	1,940	2,112
Institutional Markets
Premiums	167	1,911	1,963	3,486
Deposits	1,871	991	2,652	1,572
Other(a)	10	8	19	15
Premiums and deposits	2,048	2,910	4,634	5,073
Total
Premiums	528	2,424	2,804	4,508
Deposits	11,019	7,278	19,064	15,304
Other(a)	132	239	406	470
Premiums and deposits	$11,679	$9,941	$22,274	$20,282
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $783 million and $580 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 billion and $1.1 billion for the six months ended June 30, 2024 and 2023, respectively.
(c)Includes inflows related to in-plan mutual funds of $790 million and $720 million for the three months ended June 30, 2024 and 2023, respectively, and $1.6 billion and $1.7 billion for the six months ended June 30, 2024 and 2023, respectively.

Corebridge | Second Quarter 2024 Form 10-Q 93

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net investment income (net income basis)	$2,988	$2,714	$5,912	$5,409
Net investment (income) on Fortitude Re funds withheld assets	(325)	(270)	(657)	(664)
Change in fair value of securities used to hedge guaranteed living benefits	(13)	(14)	(31)	(27)
Other adjustments	(11)	(5)	(17)	(15)
Derivative income recorded in net realized gains (losses)	77	55	138	112
Total adjustments	(272)	(234)	(567)	(594)
Net investment income (APTOI basis)	$2,716	$2,480	$5,345	$4,815
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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

(in millions)	June 30, 2024	December 31, 2023
Individual Retirement
AUM	$154,920	$149,691
AUA	—	—
Total Individual Retirement AUMA	154,920	149,691
Group Retirement
AUM	79,457	79,910
AUA	44,939	42,271
Total Group Retirement AUMA	124,396	122,181
Life Insurance
AUM	26,668	26,691
AUA	—	—
Total Life Insurance AUMA *	26,668	26,691
Institutional Markets
AUM	44,208	40,678
AUA	43,714	44,607
Total Institutional Markets AUMA	87,922	85,285
Total AUMA	$393,906	$383,848
*The December 31, 2023 AUMA excludes $181 million, of assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets. See Note 4 in the 2023 Form 10-K Notes to the Condensed Consolidated Financial Statements for additional information.

Corebridge | Second Quarter 2024 Form 10-Q 94

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
Base net investment spread means base yield less cost of funds, excluding the amortization of deferred sales inducement assets.
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Individual Retirement
Spread income	$723	$684	$1,436	$1,307
Fee income	308	280	615	557
Total Individual Retirement*	1,031	964	2,051	1,864
Group Retirement
Spread income	191	213	391	426
Fee income	191	178	381	354
Total Group Retirement	382	391	772	780
Life Insurance
Underwriting margin	309	361	606	717
Total Life Insurance	309	361	606	717
Institutional Markets
Spread income	88	117	194	199
Fee income	15	16	31	32
Underwriting margin	20	20	38	37
Total Institutional Markets	123	153	263	268
Total
Spread income	1,002	1,014	2,021	1,932
Fee income	514	474	1,027	943
Underwriting margin	329	381	644	754
Total	$1,845	$1,869	$3,692	$3,629

Corebridge | Second Quarter 2024 Form 10-Q 95

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Individual Retirement
Base portfolio income	$1,374	$1,194	$2,709	$2,317
Variable investment income	31	30	35	35
Net investment income	1,405	1,224	2,744	2,352
Group Retirement
Base portfolio income	476	484	970	975
Variable investment income	11	20	12	29
Net investment income	487	504	982	1,004
Life Insurance
Base portfolio income	315	321	642	638
Variable investment income	7	6	6	6
Net investment income	322	327	648	644
Institutional Markets
Base portfolio income	484	367	973	685
Variable investment income	5	40	3	54
Net investment income	489	407	976	739
Total
Base portfolio income	2,649	2,366	5,294	4,615
Variable investment income	54	96	56	124
Net investment income (APTOI basis) - Insurance operations	$2,703	$2,462	$5,350	$4,739
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
The following table presents a summary of our Net Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Individual Retirement
Fixed Annuities	$2,014	$(1,115)	$1,803	$(1,205)
Fixed Index Annuities	1,102	1,612	2,027	3,000
Variable Annuities	(1,307)	(855)	(2,535)	(1,491)
Total Individual Retirement	1,809	(358)	1,295	304
Group Retirement	(1,874)	(1,746)	(3,765)	(2,565)
Total Net Flows	$(65)	$(2,104)	$(2,470)	$(2,261)

Corebridge | Second Quarter 2024 Form 10-Q 96

ITEM 2 Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and six months ended June 30, 2024 and 2023. For factors that relate primarily to a specific business, see “— Business Segment Operations.”

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums	$547	$2,443	$2,842	$4,548
Policy fees	721	694	1,435	1,392
Net investment income	2,988	2,714	5,912	5,409
Net realized (losses)	(747)	(320)	(1,067)	(1,778)
Advisory fee and other income	201	226	424	448
Total revenues	3,710	5,757	9,546	10,019
Benefits and expenses:
Policyholder benefits	1,049	2,876	3,856	5,371
Change in the fair value of market risk benefits, net	25	(262)	(344)	(66)
Interest credited to policyholder account balances	1,274	1,078	2,473	2,104
Amortization of deferred policy acquisition costs and value of business acquired	260	258	527	514
Non-deferrable insurance commissions	146	153	289	289
Advisory fee expenses	71	64	139	129
General operating expenses	532	604	1,104	1,186
Interest expense	138	134	276	306
Net (gain) on divestitures	(241)	(59)	(246)	(56)
Total benefits and expenses	3,254	4,846	8,074	9,777
Income before income tax expense (benefit)	456	911	1,472	242
Income tax expense (benefit)	115	160	304	(56)
Net income	341	751	1,168	298
Less: Net (loss) attributable to noncontrolling interests	(24)	(20)	(75)	(14)
Net income attributable to Corebridge	$365	$771	$1,243	$312
The following table presents certain balance sheet data:.

(in millions, except per common share data)	June 30, 2024	December 31, 2023
Balance sheet data:
Total assets	$382,492	$379,270
Long-term debt	$9,121	$9,118
Debt of consolidated investment entities	$2,364	$2,504
Total Corebridge shareholders’ equity	$10,996	$11,766
Book value per common share	$18.32	$18.93
Adjusted book value per common share	$37.95	$36.82
Financial Highlights
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded pre-tax income of $456 million in the three months ended June 30, 2024 compared to pre-tax income of $911 million in the three months ended June 30, 2023. The change in pre-tax income was primarily due to:
•lower premiums of $1.9 billion primarily on new pension risk transfer business;
•higher net realized losses of $427 million primarily driven by higher losses on the Fortitude Re balances;
•unfavorable change in the fair value of market risk benefits, net of $287 million primarily driven by the impacts of lower equity market performance compared to the comparable period in the prior year; and

Corebridge | Second Quarter 2024 Form 10-Q 97

ITEM 2 Consolidated Results of Operations
•higher interest credited to policyholder account balances of $196 million primarily due to higher interest rates and higher sales activity in fixed and fixed index annuities and higher interest rates on the growing GIC business.
Partially offset by:
•lower policyholder benefits of $1.8 billion primarily on new pension risk transfer business;
•higher net investment income of $274 million primarily driven by higher base portfolio income and higher income related to the Fortitude Re funds withheld assets partially offset by lower variable investment income; and
•higher net gain on divestitures of $182 million primarily from the gain on the sale of AIG Life U.K.
Income tax expense (benefit)
For the three months ended June 30, 2024, there was an income tax expense of $115 million on income from operations, resulting in an effective tax rate on income from operations of 25.2%.
Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 Net Income Comparison
We recorded pre-tax income of $1.5 billion in the six months ended June 30, 2024 compared to pre-tax income of $242 million in the six months ended June 30, 2023 .The change in pre-tax income was primarily due to:
•lower policyholder benefits of $1.5 billion primarily on new pension risk transfer business;
•lower net realized losses of $711 million primarily driven by lower losses on the Fortitude Re balances;
•higher net investment income of $503 million primarily driven by higher base portfolio income partially offset by lower variable investment income;
•higher favorable change in the fair value of market risk benefits, net of $278 million primarily driven by the impacts of higher equity market performance compared to the comparable period in the prior year; and
•higher net gain on divestitures of $190 million primarily from the gain on the sale of AIG Life U.K.
Partially offset by:
•lower premiums of $1.7 billion primarily on new pension risk transfer business; and
•higher interest credited to policyholder account balances of $369 million primarily due to higher interest rates and higher sales activity in fixed and fixed index annuities and higher interest rates on the growing GIC business.
Income tax expense (benefit)
For the six months ended June 30, 2024, there was an income tax expense of $304 million on income from operations, resulting in an effective tax rate on income from operations of 20.7%.

Corebridge | Second Quarter 2024 Form 10-Q 98

ITEM 2 Consolidated Results of Operations
Adjusted pre-tax operating income
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Premiums	$547	$2,444	$2,842	$4,548
Policy fees	721	694	1,435	1,392
Net investment income	2,716	2,480	5,345	4,815
Net realized gains (losses)*	(9)	1	(17)	5
Advisory fee and other income	201	226	424	448
Total adjusted revenues	4,176	5,845	10,029	11,208
Policyholder benefits	1,052	2,876	3,862	5,376
Interest credited to policyholder account balances	1,266	1,065	2,455	2,080
Amortization of deferred policy acquisition costs	260	258	527	514
Non-deferrable insurance commissions	146	153	289	289
Advisory fee expenses	71	64	139	129
General operating expenses	419	484	877	983
Interest expense	127	129	259	291
Total benefits and expenses	3,341	5,029	8,408	9,662
Noncontrolling interests	24	20	75	14
Adjusted pre-tax operating income	$859	$836	$1,696	$1,560
*Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 APTOI Comparison
APTOI increased $23 million, primarily due to:
•lower policyholder benefits of $1.8 billion primarily on new pension risk transfer business;
•higher net investment income of $236 million primarily driven by higher base portfolio income partially offset by lower variable investment income; and
•lower general operating expenses by $65 million.
Partially offset by:
•lower premiums of $1.9 billion primarily on new pension risk transfer business; and
•higher interest credited to policyholder account balances of $201 million primarily due to higher interest rates and higher sales activity in fixed and fixed index annuities and higher interest rates on the growing GIC business.
Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 APTOI Comparison
APTOI increased $136 million, primarily due to:
•lower policyholder benefits of $1.5 billion primarily on new pension risk transfer business;
•higher net investment income of $530 million primarily driven by higher base portfolio income partially offset by lower variable investment income;
•lower general operating expenses by $106 million; and
•lower income attributable to noncontrolling interest of $61 million.
Partially offset by:
•lower premiums of $1.7 billion primarily on new pension risk transfer business;and
•higher interest credited to policyholder account balances of $375 million primarily due to higher interest rates and higher sales activity in fixed and fixed index annuities and higher interest rates on the growing GIC business.

Corebridge | Second Quarter 2024 Form 10-Q 99

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
•Life Insurance – primary products in the United States include term life and universal life insurance. The International Life business issued individual and group life insurance in the United Kingdom and distributed private medical insurance in Ireland. On October 31, 2023 Corebridge completed the sale of Laya and on April 8, 2024 completed the sale of AIG Life U.K.
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
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Individual Retirement	$621	$574	$1,243	$1,108
Group Retirement	195	197	395	383
Life Insurance	95	76	149	158
Institutional Markets	96	126	208	211
Corporate and Other	(148)	(136)	(296)	(299)
Consolidation and elimination	—	(1)	(3)	(1)
Adjusted pre-tax operating income	$859	$836	$1,696	$1,560

Corebridge | Second Quarter 2024 Form 10-Q 100

ITEM 2 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums	$30	$66	$71	$144
Policy fees	200	172	391	346
Net investment income:
Base portfolio income	1,374	1,194	2,709	2,317
Variable investment income	31	30	35	35
Net investment income	1,405	1,224	2,744	2,352
Advisory fee and other income*	108	108	224	211
Total adjusted revenues	1,743	1,570	3,430	3,053
Benefits and expenses:
Policyholder benefits	33	71	69	136
Interest credited to policyholder account balances	695	553	1,334	1,072
Amortization of deferred policy acquisition costs	152	138	301	275
Non-deferrable insurance commissions	94	94	184	180
Advisory fee expenses	38	36	73	70
General operating expenses	110	104	226	212
Total benefits and expenses	1,122	996	2,187	1,945
Adjusted pre-tax operating income	$621	$574	$1,243	$1,108
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
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Spread income(a)	$723	$684	$1,436	$1,307
Fee income	308	280	615	557
Policyholder benefits, net of premiums	(3)	(5)	2	8
Non-deferrable insurance commissions	(94)	(94)	(184)	(180)
Amortization of DAC and DSI	(165)	(151)	(327)	(302)
General operating expenses	(110)	(104)	(226)	(212)
Other(b)	(38)	(36)	(73)	(70)
Adjusted pre-tax operating income	$621	$574	$1,243	$1,108
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $13 million and
$13 million for the three months ended June 30,2024 and 2023, respectively, and $26 million and $27 million for the six months ended June 30, 2024 and 2023 respectively.
(b)Other represents advisory fee expenses.
Financial Highlights
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 APTOI Comparison
APTOI increased $47 million, primarily due to:
•higher spread income of $39 million primarily driven by higher base spread income due to improved base portfolio yields and growth in invested assets driven by higher general account sales.

Corebridge | Second Quarter 2024 Form 10-Q 101

ITEM 2 | Business Segment Operations
Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 APTOI Comparison
APTOI increased $135 million, primarily due to:
•higher spread income of $129 million primarily driven by higher base spread income due to improved base portfolio yields and growth in invested assets driven by higher general account sales.
AUMA
The following table presents Individual Retirement AUMA by product:

(in millions)	June 30, 2024	December 31, 2023
Fixed annuities	$55,105	$53,570
Fixed index annuities	44,152	40,661
Variable annuities:
Variable annuities - General Account	6,608	7,715
Variable annuities - Separate Accounts	49,055	47,745
Variable annuities	55,663	55,460
Total	$154,920	$149,691

June 30, 2024 to December 31, 2023 AUMA Comparison
AUMA increased $5.2 billion driven by an increase of $3.9 billion in the general account and higher separate accounts asset values of $1.3 billion. The general account increased primarily due to positive general account net flows. The separate account increased primarily due to increases in the equity markets, partially offset by outflows from separate accounts.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Spread income:
Total spread income
Base portfolio income	$1,374	$1,194	$2,709	$2,317
Interest credited to policyholder account balances	(682)	(540)	(1,308)	(1,045)
Base spread income	692	654	1,401	1,272
Variable investment income	31	30	35	35
Total spread income*	$723	$684	$1,436	$1,307
Fee income:
Policy fees	$200	$172	$391	$346
Advisory fees and other income	108	108	224	211
Total fee income	$308	$280	$615	$557
*Excludes amortization of DSI assets of $13 million and $13 million for the three months ended June 30, 2024 and 2023, respectively,and $26 million and $27 million for the six months ended June 30, 2024 and 2023, respectively.

Corebridge | Second Quarter 2024 Form 10-Q 102

ITEM 2 | Business Segment Operations
The following table presents Individual Retirement net investment spread:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed annuities base net investment spread:
Base yield*	5.45%	5.00%	5.39%	4.91%
Cost of funds	3.41	2.89	3.30	2.86
Fixed annuities base net investment spread	2.04	2.11	2.09	2.05
Fixed index annuities base net investment spread:
Base yield*	4.92	4.76	5.01	4.61
Cost of funds	2.41	1.95	2.35	1.87
Fixed index annuities base net investment spread	2.51	2.81	2.66	2.74
Variable annuities base net investment spread:
Base yield*	3.68	3.72	3.67	3.79
Cost of funds	1.50	1.48	1.49	1.47
Variable annuities base net investment spread	2.18	2.24	2.18	2.32
Total Individual Retirement base net investment spread:
Base yield*	5.13	4.83	5.13	4.74
Cost of funds	2.86	2.42	2.78	2.38
Total Individual Retirement base net investment spread	2.27%	2.41%	2.35%	2.36%
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 Comparison and Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 Comparison
See “Financial Highlights.”
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Fixed annuities	$4,132	$1,268	$6,744	$3,516
Fixed index annuities	2,239	2,317	4,122	4,374
Variable annuities	416	460	782	1,038
Total	$6,787	$4,045	$11,648	$8,928

Net Flows	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Fixed annuities	$2,014	$(1,115)	$1,803	$(1,205)
Fixed index annuities	1,102	1,612	2,027	3,000
Variable annuities	(1,307)	(855)	(2,535)	(1,491)
Total	$1,809	$(358)	$1,295	$304
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 Comparison
Fixed Annuities Net inflows increased by $3.1 billion over the prior year, primarily due to higher premiums and deposits of $2.9 billion due to higher sales and strong customer demand, lower death benefits of $242 million and lower surrenders and withdrawals of $24 million.
Fixed Index Annuities Net inflows decreased by $510 million primarily due to lower premiums and deposits of $78 million, higher surrenders and withdrawals of $402 million and higher death benefits of $28 million.

Corebridge | Second Quarter 2024 Form 10-Q 103

ITEM 2 | Business Segment Operations
Variable Annuities Net outflows increased $452 million primarily due to lower premium and deposits of $44 million, higher surrenders and withdrawals of $398 million and higher death benefits of $11 million.
Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 Comparison
Fixed Annuities Net inflows increased by $3.0 billion over the prior year, primarily due to higher premiums and deposits of $3.2 billion due to higher sales and strong customer demand and lower death benefits of $443 million, partially offset by higher surrenders and withdrawals of $663 million.
Fixed Index Annuities Net inflows decreased by $973 million primarily due to lower premiums and deposits of $252 million, higher surrenders and withdrawals of $672 million and higher death benefits of $49 million.
Variable Annuities Net outflows increased $1.0 billion primarily due to lower premium and deposits of $256 million, higher surrenders and withdrawals of $762 million and higher death benefits of $26 million.
Surrenders
The following table presents Individual Retirement surrender rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed annuities	15.3%	15.9%	17.8%	15.5%
Fixed index annuities	9.4	6.8	8.7	6.7
Variable annuities	10.3	7.7	9.9	7.4
The following table presents account values for fixed annuities, fixed index annuities and variable annuities by surrender charge category:

	June 30, 2024			December 31, 2023

(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$19,918	$1,958	$30,937	$21,793	$1,727	$29,819
Greater than 0% - 2%	982	3,717	6,872	1,023	3,326	6,717
Greater than 2% - 4%	2,780	6,349	6,071	2,844	6,413	5,799
Greater than 4%	26,440	30,394	10,537	21,766	28,128	11,014
Non-surrenderable(a)	2,446	—	1,156	2,474	—	1,156
Total account value(b)	$52,566	$42,418	$55,573	$49,900	$39,594	$54,505
(a)    The non-surrenderable portion of variable annuities relates to funding agreements.
(b)    Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed annuities, the proportion of account value subject to surrender charge at June 30, 2024 increased compared to December 31, 2023 primarily due to growth in the business. For fixed index annuities, the proportion of account value subject to surrender charge at June 30, 2024 was slightly lower compared to December 31, 2023 due to the aging of the business. The increase in the proportion of account value with no surrender charge for variable annuities as of June 30, 2024 compared to December 31, 2023 was principally due to normal aging of the business.

Corebridge | Second Quarter 2024 Form 10-Q 104

ITEM 2 | Business Segment Operations
Group Retirement
Group Retirement Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums	$—	$4	$5	$10
Policy fees	108	102	215	202
Net investment income:
Base portfolio income	476	484	970	975
Variable investment income	11	20	12	29
Net investment income	487	504	982	1,004
Advisory fee and other income*	83	76	166	152
Total adjusted revenues	678	686	1,368	1,368
Benefits and expenses:
Policyholder benefits	(2)	6	1	15
Interest credited to policyholder account balances	300	294	598	585
Amortization of deferred policy acquisition costs	21	20	42	41
Non-deferrable insurance commissions	30	33	59	61
Advisory fee expenses	32	29	65	58
General operating expenses	102	107	208	225
Total benefits and expenses	483	489	973	985
Adjusted pre-tax operating income	$195	$197	$395	$383
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
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Spread income(a)	$191	$213	$391	$426
Fee income(b)	191	178	381	354
Policyholder benefits, net of premiums	2	(2)	4	(5)
Non-deferrable insurance commissions	(30)	(33)	(59)	(61)
Amortization of DAC and DSI	(25)	(23)	(49)	(48)
General operating expenses	(102)	(107)	(208)	(225)
Other(c)	(32)	(29)	(65)	(58)
Adjusted pre-tax operating income	$195	$197	$395	$383
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $4 million and $3 million for the three months ended June 30, 2024 and 2023, respectively, and $7 million and $7 million for the six months ended June 30, 2024 and 2023, respectively.
(b)Fee income represents policy fee and advisory fee and other income.
(c)Other consists of advisory fee expenses.
Financial Highlights
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 APTOI Comparison
APTOI decreased $2 million, primarily due to:
•lower spread income of $22 million due to lower base spread income of $13 million reflecting higher crediting rates and a decrease in variable investment income of $9 million primarily driven by lower alternative investment income.
Partially offset by:
•higher fee income, net of advisory fee expenses of $10 million due to higher average separate account, advisory, and mutual fund assets driven by improved equity market performance.

Corebridge | Second Quarter 2024 Form 10-Q 105

ITEM 2 | Business Segment Operations
Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 APTOI Comparison
APTOI increased $12 million, primarily due to:
•higher fee income, net of advisory fee expenses of $20 million due to higher average separate account, advisory, and mutual fund assets driven by improved equity market performance; and
•lower general operating expenses of $17 million.
Partially offset by:
•lower spread income of $35 million due to lower base spread income of $18 million reflecting higher crediting rates and a decrease in variable investment income of $17 million primarily due to lower alternative investment income.
AUMA
The following table presents Group Retirement AUMA by product:

(in millions)	June 30, 2024	December 31, 2023
AUMA by asset type:
In-plan spread based	$23,361	$25,160
In-plan fee based	57,968	54,807
Total in-plan AUMA(a)	81,329	79,967
Out-of-plan proprietary - General Account	16,517	16,664
Out-of-plan proprietary - Separate Accounts	11,228	11,075
Total out-of-plan proprietary annuities	27,745	27,739
Advisory and brokerage assets	15,322	14,475
Total out-of-plan AUMA(b)	43,067	42,214
Total AUMA	$124,396	$122,181
(a)Includes $13.4 billion of AUMA at June 30, 2024 and $12.7 billion of AUMA at December 31, 2023 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)Includes $12.8 billion of AUMA at June 30, 2024 and $12.0 billion of AUMA at December 31, 2023 that is associated with our out-of-plan investment advisory service that we offer to customers at an additional fee.
June 30, 2024 to December 31, 2023 AUMA Comparison
In-plan assets increased by $1.4 billion driven by $3.2 billion increase in fee based assets, primarily due to higher equity markets, partially offset by $1.8 billion decrease in spread based assets, primarily due to negative net flows. The increase of advisory and brokerage assets of $847 million was driven by higher equity markets and net new assets.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Spread income:
Base portfolio income	$476	$484	$970	$975
Interest credited to policyholder account balances	(296)	(291)	(591)	(578)
Base spread income	180	193	379	397
Variable investment income	11	20	12	29
Total spread income*	$191	$213	$391	$426
Fee income:
Policy fees	$108	$102	$215	$202
Advisory fees and other income	83	76	166	152
Total fee income	$191	$178	$381	$354
*Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $4 million and $3 million for the three months ended June 30, 2024 and 2023, respectively, and $7 million and $7 million for the six months ended June 30, 2024 and 2023, respectively.

Corebridge | Second Quarter 2024 Form 10-Q 106

ITEM 2 | Business Segment Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Base net investment spread:
Base yield*	4.28%	4.29%	4.35%	4.25%
Cost of funds	2.95	2.74	2.92	2.72
Base net investment spread	1.33%	1.55%	1.43%	1.53%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 Comparison and Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 Comparison
See “Financial Highlights.”
Premiums and Deposits and Net Flows
For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities while deposits represent sales on investment-oriented products.
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

Premiums and Deposits and Net Flows	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
In-plan(a)(b)	$1,261	$1,191	$2,511	$2,710
Out-of-plan proprietary variable annuity	163	169	316	361
Out-of-plan proprietary fixed and index annuities	574	563	1,225	1,098
Premiums and deposits(c)	$1,998	$1,923	$4,052	$4,169
Net Flows	$(1,874)	$(1,746)	$(3,765)	$(2,565)
(a)In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)Includes inflows related to in-plan mutual funds of $790 million and $720 million for the three months ended June 30, 2024 and 2023, respectively, and $1.6 billion and $1.7 billion for the six months ended June 30, 2024 and 2023, respectively.
(c)Excludes client deposits into advisory and brokerage accounts of $783 million and $580 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 billion and $1.1 billion for the six months ended June 30, 2024 and 2023, respectively.
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 Comparison
Net flows remained negative and declined by $128 million primarily due to an increase in surrenders and withdrawals of $163 million, driven by an increase in in-plan annuity surrenders and an increase in death and payout benefit annuity benefits of $40 million, partially offset by an increase in deposits of $75 million. Net outflows were concentrated in variable annuity products with higher contractual guaranteed minimum crediting rates.
Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 Comparison
Net flows remained negative and declined by $1.2 billion primarily due to an increase in surrenders and withdrawals of $1.0 billion, driven by an increase in in-plan annuity surrenders, a decrease in deposits of $117 million and an increase in death and payout benefit annuity benefits of $58 million. Net outflows were concentrated in higher contractual guaranteed minimum crediting rates.
Surrenders
The following table presents Group Retirement surrender rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Surrender rates	13.1%	13.0%	13.4%	12.0%

Corebridge | Second Quarter 2024 Form 10-Q 107

ITEM 2 | Business Segment Operations
The following table presents account value for Group Retirement annuities by surrender charge category:

(in millions)	June 30, 2024(a)	December 31, 2023(a)
No surrender charge(b)	$70,506	$70,500
Greater than 0% - 2%	1,338	1,251
Greater than 2% - 4%	1,521	1,698
Greater than 4%	6,506	5,757
Non-surrenderable	264	490
Total account value(c)	$80,135	$79,696
(a)Excludes mutual fund assets under administration of $29.6 billion and $27.8 billion at June 30, 2024 and December 31, 2023, respectively.
(b)Group Retirement amounts in this category include account value in the general account of approximately $3.9 billion and $4.1 billion at June 30, 2024 and December 31, 2023, respectively, which are subject to 20% annual withdrawal limitations at the participant level and account value in the general account of $5.2 billion and $5.3 billion at June 30, 2024 and December 31, 2023, respectively, which are subject to 20% annual withdrawal limitations at the plan level.
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
Life Insurance
Life Insurance Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums	$331	$443	$765	$868
Policy fees	366	371	734	746
Net investment income:
Base portfolio income	315	321	642	638
Variable investment income	7	6	6	6
Net investment income	322	327	648	644
Other income	1	26	1	55
Total adjusted revenues	1,020	1,167	2,148	2,313
Benefits and expenses:
Policyholder benefits	627	721	1,375	1,429
Interest credited to policyholder account balances	84	85	167	167
Amortization of deferred policy acquisition costs	84	98	178	194
Non-deferrable insurance commissions	16	21	35	38
Advisory fee expenses	1	(1)	1	1
General operating expenses	113	167	243	326
Total benefits and expenses	925	1,091	1,999	2,155
Adjusted pre-tax operating income	$95	$76	$149	$158
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Underwriting margin(a)	$309	$361	$606	$717
General operating expenses	(113)	(167)	(243)	(326)
Non-deferrable insurance commissions	(16)	(21)	(35)	(38)
Amortization of DAC	(84)	(98)	(178)	(194)
Other(b)	(1)	1	(1)	(1)
Adjusted pre-tax operating income	$95	$76	$149	$158
(a)Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances.
(b)Other primarily represents advisory fee expenses.

Corebridge | Second Quarter 2024 Form 10-Q 108

ITEM 2 | Business Segment Operations
Financial Highlights
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 APTOI Comparison
Reported APTOI figures reflect the results of AIG Life U.K. until April 2024 and Laya until October 2023.
APTOI increased $19 million, primarily due to:
•lower domestic general operating expenses of $13 million, driven by expense efficiencies; and
•favorable domestic underwriting margin of $14 million, driven by favorable mortality experience.
Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 APTOI Comparison
Reported APTOI figures reflect the results of AIG Life U.K. until April 2024 and Laya until October 2023.
APTOI decreased $9 million, primarily due to:
•unfavorable domestic underwriting margin of $29 million, driven by one-time reinsurance adjustments in first quarter 2024.
Partially offset by:
•lower domestic general operating expenses of $25 million, driven by expense efficiencies.
AUMA
The following table presents Life Insurance AUMA:

(in millions)	June 30, 2024	December 31, 2023
Total AUMA*	$26,668	$26,691
*The December 31, 2023 AUMA excludes $181 million, of assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets. See Note 4 in the 2023 Form 10-K Notes to the Condensed Consolidated Financial Statements for additional information.
June 30, 2024 to December 31, 2023 AUMA Comparison
AUMA decreased $23 million in the six months ended June 30, 2024 compared to the prior year-end due to investment performance partially offset by growth in the business.
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Premiums	$331	$443	$765	$868
Policy fees	366	371	734	746
Net investment income	322	327	648	644
Other income	1	26	1	55
Policyholder benefits	(627)	(721)	(1,375)	(1,429)
Interest credited to policyholder account balances	(84)	(85)	(167)	(167)
Underwriting margin	$309	$361	$606	$717
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 Comparison and Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 Comparison
See “Financial Highlights.”

Corebridge | Second Quarter 2024 Form 10-Q 109

ITEM 2 | Business Segment Operations
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Traditional Life	$458	$454	$919	$895
Universal Life	388	384	781	782
Total U.S.	846	838	1,700	1,677
International	—	225	240	435
Premiums and deposits	$846	$1,063	$1,940	$2,112
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 Comparison
Premiums and deposits decreased $217 million for the three months ended June 30, 2024 compared to the prior year, reflecting the sale of AIG Life U.K. on April 8, 2024. Total U.S. life premiums and deposits increased primarily due to higher Term premiums.
Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 Comparison
Premiums and deposits decreased $172 million for the six months ended June 30, 2024 compared to the prior year, reflecting the sale of AIG Life U.K. on April 8, 2024. Total U.S. life premium and deposits increased primarily due to higher Term premiums.
Institutional Markets
Institutional Markets Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums	$167	$1,911	$1,963	$3,486
Policy fees	47	49	95	98
Net investment income:
Base portfolio income	484	367	973	685
Variable investment income	5	40	3	54
Net investment income	489	407	976	739
Other income	1	—	2	—
Total adjusted revenues	704	2,367	3,036	4,323
Benefits and expenses:
Policyholder benefits	394	2,081	2,417	3,799
Interest credited to policyholder account balances	187	133	356	256
Amortization of deferred policy acquisition costs	3	2	6	4
Non-deferrable insurance commissions	5	4	10	9
General operating expenses	19	21	39	44
Total benefits and expenses	608	2,241	2,828	4,112
Adjusted pre-tax operating income	$96	$126	$208	$211

Corebridge | Second Quarter 2024 Form 10-Q 110

ITEM 2 | Business Segment Operations
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Spread income(a)	$88	$117	$194	$199
Fee income(b)	15	16	31	32
Underwriting margin(c)	20	20	38	37
Non-deferrable insurance commissions	(5)	(4)	(10)	(9)
General operating expenses	(19)	(21)	(39)	(44)
Other	(3)	(2)	(6)	(4)
Adjusted pre-tax operating income	$96	$126	$208	$211
(a)Represents spread income on GIC, PRT and structured settlement products.
(b)Represents fee income on SVW products.
(c)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Financial Highlights
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 APTOI Comparison
APTOI decreased $30 million, primarily due to:
•lower spread income of $29 million driven by $35 million lower variable investment income from private equity investments.
Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 APTOI Comparison
APTOI decreased $3 million, primarily due to:
•lower spread income of $5 million driven by $51 million lower variable investment income from private equity investments, partially offset by $46 million higher base portfolio spread income.
AUMA
The following table presents Institutional Markets AUMA:

(in millions)	June 30, 2024	December 31, 2023
SVW (AUA)	$43,714	$44,607
GIC, PRT and Structured settlements (AUM)	36,920	33,579
All other (AUM)	7,288	7,099
Total AUMA	$87,922	$85,285
June 30, 2024 to December 31, 2023 AUMA Comparison
AUMA increased $2.6 billion, primarily due to premiums and deposits of PRT and GIC products of $4.6 billion and investment performance and other activity of $1.2 billion, partially offset by benefit payments on the GIC, PRT and structured settlement products of $1.7 billion and net outflows of $1.5 billion from SVW products.

Corebridge | Second Quarter 2024 Form 10-Q 111

ITEM 2 | Business Segment Operations
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Premiums	$175	$1,921	$1,980	$3,504
Net investment income	451	371	900	669
Policyholder benefits	(378)	(2,070)	(2,384)	(3,772)
Interest credited to policyholder account balances	(160)	(105)	(302)	(202)
Total spread income(a)	$88	$117	$194	$199
SVW fees	$15	$16	$31	$32
Total fee income	$15	$16	$31	$32
Premiums	$(8)	$(10)	$(17)	$(18)
Policy fees (excluding SVW)	32	33	64	66
Net investment income	38	36	76	70
Other income	1	—	2	—
Policyholder benefits	(16)	(11)	(33)	(27)
Interest credited to policyholder account balances	(27)	(28)	(54)	(54)
Total underwriting margin(b)	$20	$20	$38	$37
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 Comparison and Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 Comparison
See “Financial Highlights.”
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
PRT	$127	$1,885	$1,894	$3,413
GICs	1,791	917	2,391	1,423
Other*	130	108	349	237
Premiums and deposits	$2,048	$2,910	$4,634	$5,073
*Other principally consists of structured settlements and Corporate Markets products.
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 Comparison
Premiums and deposits decreased compared to the prior year period by $0.9 billion, primarily due to lower premiums on new PRT business of $1.8 billion, partially offset by higher deposits on new GICs of $0.9 billion.
Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 Comparison
Premiums and deposits decreased compared to the prior year period by $0.4 billion, primarily due to lower premiums on new PRT business of $1.5 billion, partially offset by higher deposits on new GICs of $1.0 billion.

Corebridge | Second Quarter 2024 Form 10-Q 112

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
Corporate and Other Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums(a)	$19	$20	$38	$40
Net investment income	18	19	8	87
Net realized gains (losses) on real estate investments	(9)	1	(17)	5
Other income	8	16	31	30
Total adjusted revenues	36	56	60	162
Benefits and expenses:
Policyholder benefits	—	(3)	—	(3)
Non-deferrable insurance commissions	1	1	1	1
General operating expenses:
Corporate and other	60	67	126	139
Asset management(b)	15	18	35	37
Total general operating expenses	75	85	161	176
Interest expense:
Corporate	107	106	214	214
Asset management and other	25	23	55	87
Total interest expense	132	129	269	301
Total benefits and expenses	208	212	431	475
Noncontrolling interest(c)	24	20	75	14
Adjusted pre-tax operating (loss) before consolidation and eliminations	(148)	(136)	(296)	(299)
Consolidations and eliminations	—	(1)	(3)	(1)
Adjusted pre-tax operating (loss)	$(148)	$(137)	$(299)	$(300)

(a)Premiums include an expense allowance associated with Fortitude Re which is entirely offset in general operating expenses – Corporate and Other.
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

Corebridge | Second Quarter 2024 Form 10-Q 113

ITEM 2 | Business Segment Operations
Corporate and Other Sources of Earnings
The following table presents the sources of earnings of the Corporate and Other segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Corporate expenses	$(37)	$(47)	$(76)	$(95)
Interest expense on financial debt	(107)	(106)	(214)	(214)
Asset management	2	11	16	11
Consolidated investment entities	2	5	1	5
Other	(8)	—	(26)	(7)
Adjusted pre-tax operating (loss)	$(148)	$(137)	$(299)	$(300)
Financial Highlights
Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023 APTOI Comparison
Adjusted pre-tax operating loss increased $11 million primarily due to:
•lower asset management income of $9 million driven by lower income from legacy investments; and
•higher losses from Other sources of earnings of $8 million.
Partially offset by:
•lower corporate expenses of $10 million primarily driven by Corebridge Forward, our modernization program delivering both expense reduction and increased efficiency.
Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023 APTOI Comparison
Adjusted pre-tax operating loss decreased $1 million primarily due to:
•lower corporate expenses of $19 million primarily driven by Corebridge Forward, our modernization program delivering both expense reduction and increased efficiency.
Offset by:
•higher losses from Other sources of earnings of $19 million.

Corebridge | Second Quarter 2024 Form 10-Q 114

ITEM 2 | Investments

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector, issuer and geographic perspectives. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At June 30, 2024, for $207.4 billion of invested assets supporting our insurance operating companies, approximately 44% were in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 35% of our fixed income securities, and 99% were investment grade. At December 31, 2023, for $202.8 billion of invested assets supporting our insurance operating companies, approximately 47% were in corporate debt securities. MBS, ABS and CLOs represent 31% of our fixed income securities and 99% were investment grade.
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
The investments underlying the original $50 billion mandate with Blackstone IM began to run-off in 2022 and are being reinvested over time. As these assets run-off, we expect Blackstone to reinvest primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. Blackstone’s preferred credit and lending strategy is to seek to control all significant components of the underwriting and pricing processes with the goal of facilitating bespoke opportunities with historically strong credit protection and attractive risk-adjusted returns. Blackstone seeks to capture enhanced economics to those available in the traditional fixed income markets by going directly to the borrowers.
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
As of June 30, 2024, Blackstone managed $64.4 billion in book value of assets in our investment portfolio.
Under the investment management agreements with BlackRock and its investment advisory affiliates, as of June 30, 2024, BlackRock managed approximately $84.0 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management. The investment management agreements with BlackRock provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions.
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

Corebridge | Second Quarter 2024 Form 10-Q 115

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
Fixed maturity securities of our domestic operations have an average duration of 6.5 years as of June 30, 2024.
In addition, we seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to earnings fluctuations, they have historically achieved accumulative returns over time in excess of the fixed maturity portfolio returns.

Corebridge | Second Quarter 2024 Form 10-Q 116

ITEM 2 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
June 30, 2024
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,121	$250	$1,371
Obligations of states, municipalities and political subdivisions	4,427	608	5,035
Non-U.S. governments	3,507	249	3,756
Corporate debt	90,424	10,821	101,245
Mortgage-backed, asset-backed and collateralized:
RMBS	15,536	719	16,255
CMBS	9,817	487	10,304
CLO	11,459	167	11,626
ABS	17,133	595	17,728
Total mortgage-backed, asset-backed and collateralized	53,945	1,968	55,913
Total bonds available-for-sale	153,424	13,896	167,320
Other bond securities	363	4,680	5,043
Total fixed maturities	153,787	18,576	172,363
Equity securities	73	—	73
Mortgage and other loans receivable:
Residential mortgages	9,624	—	9,624
Commercial mortgages	30,903	3,129	34,032
Life insurance policy loans	1,424	323	1,747
Commercial loans, other loans and notes receivable	3,112	148	3,260
Total mortgage and other loans receivable(a)	45,063	3,600	48,663
Other invested assets(b)	7,894	2,063	9,957
Short-term investments	4,781	217	4,998
Total(c)	$211,598	$24,456	$236,054
December 31, 2023
Bonds available-for-sale:
U.S. government and government-sponsored entities	$946	$274	$1,220
Obligations of states, municipalities and political subdivisions	5,178	653	5,831
Non-U.S. governments	3,782	275	4,057
Corporate debt	94,118	11,964	106,082
Mortgage-backed, asset-backed and collateralized:
RMBS	13,531	746	14,277
CMBS	9,493	488	9,981
CLO	10,938	206	11,144
ABS	13,337	598	13,935
Total mortgage-backed, asset-backed and collateralized	47,299	2,038	49,337
Total bonds available-for-sale	151,323	15,204	166,527
Other bond securities	366	4,212	4,578
Total fixed maturities	151,689	19,416	171,105
Equity securities	63	—	63
Mortgage and other loans receivable:
Residential mortgages	8,428	—	8,428
Commercial mortgages	30,354	3,204	33,558
Life insurance policy loans	1,416	330	1,746
Commercial loans, other loans and notes receivable	2,961	174	3,135
Total mortgage and other loans receivable(a)	43,159	3,708	46,867
Other invested assets(b)	8,163	2,094	10,257
Short-term investments	4,207	129	4,336
Total(c)	$207,281	$25,347	$232,628
(a)Net of total allowance for credit losses for $758 million and $698 million at June 30, 2024 and December 31, 2023, respectively.
(b)Other invested assets, excluding Fortitude Re funds withheld assets, include $5.5 billion and $5.6 billion of private equity funds as of June 30, 2024 and December 31, 2023, respectively, which are generally reported on a one-quarter lag.

Corebridge | Second Quarter 2024 Form 10-Q 117

ITEM 2 | Investments
(c)Includes the consolidation of approximately $5.4 billion and $5.9 billion of consolidated investment entities at June 30, 2024 and December 31, 2023, respectively.
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	June 30, 2024	December 31, 2023
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,119	$945
Obligations of states, municipalities and political subdivisions	4,427	5,178
Non-U.S. governments	3,507	3,782
Corporate debt
Public credit	70,104	73,014
Private credit	20,669	21,388
Total corporate debt	90,773	94,402
Mortgage-backed, asset-backed and collateralized:
RMBS	15,971	13,941
CMBS	9,817	9,493
CLO	11,406	10,893
ABS	17,135	13,337
Total mortgage-backed, asset-backed and collateralized	54,329	47,664
Total bonds available-for-sale	154,155	151,971
Other bond securities	325	329
Total fixed maturities	154,480	152,300
Equity securities	53	55
Mortgage and other loans receivable:
Residential mortgages	8,141	6,869
Commercial mortgages	31,478	30,892
Commercial loans, other loans and notes receivable	3,181	3,040
Total mortgage and other loans receivable(a)(b)	42,800	40,801
Other invested assets
Hedge funds	149	222
Private equity(c)	5,085	5,012
Real estate investments	263	270
Other invested assets - All other	302	290
Total other invested assets	5,799	5,794
Short-term investments	4,282	3,881
Total(d)	$207,414	$202,831
(a)Does not reflect allowance for credit loss on mortgage loans of $679 million and $623 million at June 30, 2024 and December 31, 2023, respectively.
(b)Does not reflect policy loans of $1.4 billion and $1.4 billion at June 30, 2024 and December 31, 2023, respectively.
(c)Private equity funds are generally reported on a one-quarter lag.
(d)Excludes approximately $5.4 billion and $5.9 billion of consolidated investment entities as well as $1.8 billion and $2.3 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at June 30, 2024 and December 31, 2023, respectively.
Credit Ratings
At June 30, 2024, nearly all our fixed maturity securities were held by our U.S. entities and 94% of these securities were rated investment grade by one or more of the principal rating agencies.
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

Corebridge | Second Quarter 2024 Form 10-Q 118

ITEM 2 | Investments
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of June 30, 2024 and December 31, 2023, 95% and 95%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 95% and 95% investment grade as of June 30, 2024 and December 31, 2023, respectively. The remaining below investment grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
June 30, 2024
Other fixed maturity securities	$46,389	$46,500	$92,889	$3,470	$2,692	$408	$65	$6,635	$99,524
Mortgage-backed, asset-backed and collateralized	46,232	7,376	53,608	342	168	29	9	548	54,156
Total(b)	$92,621	$53,876	$146,497	$3,812	$2,860	$437	$74	$7,183	$153,680
Fortitude Re funds withheld assets									$18,576
Total fixed maturities									$172,256
December 31, 2023
Other fixed maturity securities	$49,628	$46,891	$96,519	$4,104	$2,983	$389	$58	$7,534	$104,053
Mortgage-backed, asset-backed and collateralized	41,165	5,806	46,971	307	224	44	11	586	47,557
Total(b)	$90,793	$52,697	$143,490	$4,411	$3,207	$433	$69	$8,120	$151,610
Fortitude Re funds withheld assets									$19,416
Total fixed maturities									$171,026
(a)Includes $3 million and $5 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of June 30, 2024 and $63 million and $6 million of NAIC 4 and 5 securities, respectively, as of December 31, 2023. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $107 million and $79 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2024 and December 31, 2023, respectively.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	June 30, 2024	December 31, 2023
NAIC 1	$93,066	$91,207
NAIC 2	54,228	53,029
NAIC 3	3,812	4,408
NAIC 4	2,859	3,147
NAIC 5 and 6	505	496
Total(a)(b)	$154,470	$152,287
(a)Excludes approximately $61 million and $121 million of consolidated investment entities and $624 million and $732 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at June 30, 2024 and December 31, 2023, respectively.
(b)Excludes $10 million and $13 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2024 and December 31, 2023, respectively.

Corebridge | Second Quarter 2024 Form 10-Q 119

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
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
June 30, 2024
Other fixed maturity securities	$46,919	$46,044	$92,963	$3,398	$2,703	$460	$6,561	$99,524
Mortgage-backed, asset-backed and collateralized	42,912	8,124	51,036	392	306	2,422	3,120	54,156
Total(c)	$89,831	$54,168	$143,999	$3,790	$3,009	$2,882	$9,681	$153,680
Fortitude Re funds withheld assets								$18,576
Total fixed maturities								$172,256
December 31, 2023
Other fixed maturity securities	$49,833	$46,706	$96,539	$4,083	$3,014	$417	$7,514	$104,053
Mortgage-backed, asset-backed and collateralized	37,795	6,439	44,234	430	335	2,558	3,323	47,557
Total(c)	$87,628	$53,145	$140,773	$4,513	$3,349	$2,975	$10,837	$151,610
Fortitude Re funds withheld assets								$19,416
Total fixed maturities								$171,026
(a)Includes $2.6 billion and $2.7 billion at June 30, 2024 and December 31, 2023, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)Includes $10 million of consolidated CLOs as of June 30, 2024 and $76 million as of December 31, 2023. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c)Excludes $107 million and $79 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2024 and December 31, 2023, respectively.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

Composite Corebridge Credit Rating For Our Insurance Operating Subsidiaries (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
June 30, 2024
Other fixed maturity securities	$46,921	$46,395	$93,316	$3,397	$2,704	$456	$6,557	$99,873
Mortgage-backed, asset-backed and collateralized	43,346	8,131	51,477	395	307	2,418	3,120	54,597
Total fixed maturities(a)(b)	$90,267	$54,526	$144,793	$3,792	$3,011	$2,874	$9,677	$154,470
December 31, 2023
Other fixed maturity securities	$49,836	$47,056	$96,892	$4,079	$2,957	$408	$7,444	$104,336
Mortgage-backed, asset-backed and collateralized	38,204	6,422	44,626	434	338	2,553	3,325	47,951
Total fixed maturities(a)(b)	$88,040	$53,478	$141,518	$4,513	$3,295	$2,961	$10,769	$152,287
(a)Excludes approximately $61 million and $121 million of consolidated investment entities and $624 million and $732 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at June 30, 2024 and December 31, 2023, respectively.
(b)Excludes $10 million and $13 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2024 and December 31, 2023, respectively.
For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk” in the 2023 Form 10-K.

Corebridge | Second Quarter 2024 Form 10-Q 120

ITEM 2 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Rating:
Other fixed maturity securities*
AAA	$1,554	$1,656	$—	$—	$1,554	$1,656
AA	20,931	21,970	19	14	20,950	21,984
A	24,415	26,193	—	—	24,415	26,193
BBB	46,028	46,688	16	18	46,044	46,706
Below investment grade	6,536	7,506	8	10	6,544	7,516
Non-rated	15	11	2	—	17	11
Total	$99,479	$104,024	$45	$42	$99,524	$104,066
Mortgage-backed, asset-
backed and collateralized
AAA	$11,582	$9,720	$17	$19	$11,599	$9,739
AA	22,983	20,577	79	83	23,062	20,660
A	8,144	7,293	107	103	8,251	7,396
BBB	8,073	6,383	51	56	8,124	6,439
Below investment grade	3,104	3,297	20	19	3,124	3,316
Non-rated	59	29	44	44	103	73
Total	$53,945	$47,299	$318	$324	$54,263	$47,623
Total
AAA	$13,136	$11,376	$17	$19	$13,153	$11,395
AA	43,914	42,547	98	97	44,012	42,644
A	32,559	33,486	107	103	32,666	33,589
BBB	54,101	53,071	67	74	54,168	53,145
Below investment grade	9,640	10,803	28	29	9,668	10,832
Non-rated	74	40	46	44	120	84
Total	$153,424	$151,323	$363	$366	$153,787	$151,689

Corebridge | Second Quarter 2024 Form 10-Q 121

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Rating:
Other fixed maturity securities*
AAA	$360	$387	$22	$23	$382	$410
AA	3,206	3,603	777	795	3,983	4,398
A	3,358	3,559	187	158	3,545	3,717
BBB	4,589	5,084	1,450	1,225	6,039	6,309
Below investment grade	415	533	414	457	829	990
Non-rated	—	—	4	6	4	6
Total	$11,928	$13,166	$2,854	$2,664	$14,782	$15,830
Mortgage-backed, asset- backed and collateralized
AAA	$151	$141	$123	$117	$274	$258
AA	725	770	709	555	1,434	1,325
A	226	238	245	225	471	463
BBB	357	361	685	591	1,042	952
Below investment grade	508	526	63	59	571	585
Non-rated	1	2	1	1	2	3
Total	$1,968	$2,038	$1,826	$1,548	$3,794	$3,586
Total
AAA	$511	$528	$145	$140	$656	$668
AA	3,931	4,373	1,486	1,350	5,417	5,723
A	3,584	3,797	432	383	4,016	4,180
BBB	4,946	5,445	2,135	1,816	7,081	7,261
Below investment grade	923	1,059	477	516	1,400	1,575
Non-rated	1	2	5	7	6	9
Total	$13,896	$15,204	$4,680	$4,212	$18,576	$19,416

Corebridge | Second Quarter 2024 Form 10-Q 122

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Rating:
Other fixed maturity securities*
AAA	$1,914	$2,043	$22	$23	$1,936	$2,066
AA	24,137	25,573	796	809	24,933	26,382
A	27,773	29,752	187	158	27,960	29,910
BBB	50,617	51,772	1,466	1,243	52,083	53,015
Below investment grade	6,951	8,039	422	467	7,373	8,506
Non-rated	15	11	6	6	21	17
Total	$111,407	$117,190	$2,899	$2,706	$114,306	$119,896
Mortgage-backed, asset-backed and collateralized
AAA	$11,733	$9,861	$140	$136	$11,873	$9,997
AA	23,708	21,347	788	638	24,496	21,985
A	8,370	7,531	352	328	8,722	7,859
BBB	8,430	6,744	736	647	9,166	7,391
Below investment grade	3,612	3,823	83	78	3,695	3,901
Non-rated	60	31	45	45	105	76
Total	$55,913	$49,337	$2,144	$1,872	$58,057	$51,209
Total
AAA	$13,647	$11,904	$162	$159	$13,809	$12,063
AA	47,845	46,920	1,584	1,447	49,429	48,367
A	36,143	37,283	539	486	36,682	37,769
BBB	59,047	58,516	2,202	1,890	61,249	60,406
Below investment grade	10,563	11,862	505	545	11,068	12,407
Non-rated	75	42	51	51	126	93
Total	$167,320	$166,527	$5,043	$4,578	$172,363	$171,105
*Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	June 30, 2024			December 31, 2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Chile	$367	$11	$378	$357	$13	$370
Indonesia	324	31	355	344	23	367
Mexico	247	18	265	257	13	270
France	232	18	250	229	18	247
United Arab Emirates	208	4	212	221	4	225
Qatar	196	48	244	204	61	265
Saudi Arabia	179	19	198	185	20	205
Norway	146	—	146	160	—	160
Panama	141	19	160	145	19	164
Colombia	128	25	153	155	26	181
Other	1,339	83	1,422	1,525	91	1,616
Total*	$3,507	$276	$3,783	$3,782	$288	$4,070
*Includes bonds available-for-sale and other bond securities.

Corebridge | Second Quarter 2024 Form 10-Q 123

ITEM 2 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	June 30, 2024			December 31, 2023
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$25,408	$2,249	$27,657	$25,875	$2,429	$28,304
Utilities	13,667	2,368	16,035	14,108	2,545	16,653
Communications	5,601	609	6,210	5,957	730	6,687
Consumer noncyclical	11,417	1,265	12,682	12,093	1,444	13,537
Capital goods	3,847	361	4,208	4,230	412	4,642
Energy	7,937	983	8,920	8,323	1,096	9,419
Consumer cyclical	4,995	457	5,452	5,114	520	5,634
Basic materials	3,070	286	3,356	3,141	350	3,491
Other	14,482	2,243	16,725	15,277	2,438	17,715
Total*	$90,424	$10,821	$101,245	$94,118	$11,964	$106,082
*    94% and 93% of investments were rated investment grade at June 30, 2024 and December 31, 2023, respectively.

Corebridge | Second Quarter 2024 Form 10-Q 124

ITEM 2 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	June 30, 2024		December 31, 2023
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$3,957	27%	$4,218	31%
AAA	6		20
AA	3,951		4,198
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	3,491	22%	3,147	23%
AAA	1,036		692
AA	706		685
A	70		38
BBB	82		54
Below investment grade	1,597		1,678
Non-rated	—		—
Sub-prime RMBS	1,074	7%	1,124	8%
AAA	—		—
AA	75		78
A	60		60
BBB	68		50
Below investment grade	871		936
Non-rated	—		—
Prime non-agency	3,049	19%	2,399	18%
AAA	1,615		1,163
AA	887		847
A	251		198
BBB	193		76
Below investment grade	102		113
Non-rated	1		2
Other housing related	3,965	25%	2,643	20%
AAA	2,663		1,822
AA	692		465
A	333		246
BBB	258		93
Below investment grade	15		13
Non-rated	4		4
Total RMBS excluding Fortitude Re funds withheld assets	15,536	100%	13,531	100%
Total RMBS Fortitude Re funds withheld assets	719		746
Total RMBS(a)(b)	$16,255		$14,277
(a)Includes $2.6 billion and $2.7 billion at June 30, 2024 and December 31, 2023, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)The weighted average expected life was 6 years at June 30, 2024 and 7 years at December 31, 2023.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | Second Quarter 2024 Form 10-Q 125

ITEM 2 | Investments
Investments in CMBS
The following table presents our CMBS available-for-sale securities:

	June 30, 2024		December 31, 2023
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$8,845	90%	$8,265	87%
AAA	3,687		3,691
AA	3,172		2,855
A	913		753
BBB	798		621
Below investment grade	275		345
Non-rated	—		—
Agency	783	8%	815	9%
AAA	3		3
AA	780		812
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Other	189	2%	413	4%
AAA	43		91
AA	14		130
A	42		100
BBB	90		92
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	9,817	100%	9,493	100%
Total Fortitude Re funds withheld assets	487		488
Total	$10,304		$9,981
The fair value of CMBS holdings increased slightly during the six months ended June 30,2024. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination.

Corebridge | Second Quarter 2024 Form 10-Q 126

ITEM 2 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available-for-sale securities by collateral type:

	June 30, 2024		December 31, 2023
(dollars in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$11,457	40%	$10,808	44%
AAA	1,922		1,741
AA	5,284		5,246
A	3,210		3,058
BBB	970		727
Below investment grade	17		13
Non-rated	54		23
CDO - other	2	—%	130	1%
AAA	—		1
AA	—		125
A	—		—
BBB	—		1
Below investment grade	2		3
Non-rated	—		—
ABS	17,133	60%	13,337	55%
AAA	607		496
AA	7,422		5,136
A	3,265		2,840
BBB	5,614		4,669
Below investment grade	225		196
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	28,592	100%	24,275	100%
Total Fortitude Re funds withheld assets	762		804
Total	$29,354		$25,079
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2024	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$18,064	$668	1,680	$3,449	$1,109	251	$20	$11	1	$21,533	$1,788	1,932
7-11 months	3,530	283	491	2,559	826	200	24	13	2	6,113	1,122	693
12 months or more	64,536	6,180	7,167	31,153	9,383	2,705	277	147	17	95,966	15,710	9,889
Total	86,130	7,131	9,338	37,161	11,318	3,156	321	171	20	123,612	18,620	12,514
Below investment grade bonds
0-6 months	1,096	30	204	20	7	20	6	6	7	1,122	43	231
7-11 months	568	35	115	74	22	18	11	9	2	653	66	135
12 months or more	3,451	235	793	655	193	98	12	8	8	4,118	436	899
Total	5,115	300	1,112	749	222	136	29	23	17	5,893	545	1,265
Total bonds
0-6 months	19,160	698	1,884	3,469	1,116	271	26	17	8	22,655	1,831	2,163
7-11 months	4,098	318	606	2,633	848	218	35	22	4	6,766	1,188	828
12 months or more	67,987	6,415	7,960	31,808	9,576	2,803	289	155	25	100,084	16,146	10,788
Total excluding Fortitude Re funds withheld assets	$91,245	$7,431	10,450	$37,910	$11,540	3,292	$350	$194	37	$129,505	$19,165	13,779
Total Fortitude Re funds withheld assets										$16,057	$3,351	757
Total										$145,562	$22,516	14,536

Corebridge | Second Quarter 2024 Form 10-Q 127

ITEM 2 | Investments

December 31, 2023	Less Than or Equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)
Investment grade bonds
0-6 months	$8,072	$358	964	$2,687	$779	209	$6	$3	—	$10,765	$1,140	1,173
7-11 months	9,583	490	880	2,176	628	178	4	2	—	11,763	1,120	1,058
12 months or more	74,309	6,603	7,899	28,479	7,968	2,391	79	42	10	102,867	14,613	10,300
Total	91,964	7,451	9,743	33,342	9,375	2,778	89	47	10	125,395	16,873	12,531
Below Investment grade bonds
0-6 months	1,635	64	449	110	40	41	8	7	8	1,753	111	498
7-11 months	497	18	98	47	13	4	1	1	2	545	32	104
12 months or more	5,127	325	1,066	606	177	104	39	25	8	5,772	527	1,178
Total	7,259	407	1,613	763	230	149	48	33	18	8,070	670	1,780
Total bonds
0-6 months	9,707	422	1,413	2,797	819	250	14	10	8	12,518	1,251	1,671
7-11 months	10,080	508	978	2,223	641	182	5	3	2	12,308	1,152	1,162
12 months or more	79,436	6,928	8,965	29,085	8,145	2,495	118	67	18	108,639	15,140	11,478
Total excluding Fortitude Re funds withheld assets	$99,223	$7,858	11,356	$34,105	$9,605	2,927	$137	$80	28	$133,465	$17,543	14,311
Total Fortitude Re funds withheld assets										$16,725	$2,934	891
Total										$150,190	$20,477	15,202
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at June 30, 2024 and December 31, 2023.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
(e)Includes MTM movement relating to embedded derivatives.
The allowance for credit losses was $7 million and $7 million for investment grade bonds, and $88 million and $121 million for below investment grade bonds as of June 30, 2024 and December 31, 2023, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the three and six months ended June 30, 2024, was primarily attributable to a change in the fair value of fixed maturity securities. For the three and six months ended June 30, 2024, net unrealized losses related to fixed maturity securities were $1.2 billion and $2.3 billion, respectively, due to higher interest rates.
The change in net unrealized gains and losses on investments for the three and six months ended June 30, 2023 was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended June 30, 2023, net unrealized losses related to fixed maturity securities were $1.8 billion due to an increase in interest rates. For the six months ended June 30, 2023, net unrealized gains were $2.2 billion due to lower interest rates.
For further discussion of our investment portfolio, see Notes 4 and 5 to the Condensed Consolidated Financial Statements.

Corebridge | Second Quarter 2024 Form 10-Q 128

ITEM 2 | Investments
Commercial Mortgage Loans
At June 30, 2024 and December 31, 2023, we had direct commercial mortgage loan exposure of $34.7 billion and $34.2 billion, respectively. At June 30, 2024 and December 31, 2023, we had an allowance for credit losses of $654 million and $614 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
June 30, 2024
State:
New York	70	$1,371	$3,505	$277	$517	$67	$—	$5,737	18%
New Jersey	75	2,133	96	254	768	—	21	3,272	10%
California	55	673	824	99	1,049	575	12	3,232	10%
Texas	39	735	550	329	258	18	157	2,047	7%
Massachusetts	19	548	704	505	14	—	—	1,771	6%
Florida	43	652	106	358	78	455	—	1,649	5%
Illinois	20	497	352	3	65	—	20	937	3%
Pennsylvania	19	132	91	191	235	23	—	672	2%
Colorado	14	269	61	87	70	156	—	643	2%
Ohio	18	76	6	77	375	—	—	534	2%
Other States	103	2,296	229	498	669	142	—	3,834	12%
Foreign	70	3,564	1,028	712	1,343	282	221	7,150	23%
Total*	545	$12,946	$7,552	$3,390	$5,441	$1,718	$431	$31,478	100%
Fortitude Re funds withheld assets								$3,208
Total Commercial Mortgages								$34,686
December 31, 2023
State:
New York	69	$1,301	$3,577	$276	$392	$70	$1	$5,617	18%
New Jersey	73	2,012	73	256	650	—	21	3,012	10%
California	57	665	837	102	1,153	579	12	3,348	11%
Texas	38	760	609	131	221	18	—	1,739	6%
Massachusetts	19	550	567	492	15	—	—	1,624	5%
Florida	44	632	107	361	97	455	—	1,652	5%
Illinois	20	503	353	3	39	—	20	918	3%
Pennsylvania	19	128	94	206	188	23	—	639	2%
Colorado	15	285	61	87	70	157	—	660	2%
Ohio	19	78	6	80	407	—	—	571	2%
Other States	105	2,273	221	505	699	144	47	3,889	13%
Foreign	72	3,479	1,069	728	1,432	291	224	7,223	23%
Total*	550	$12,666	$7,574	$3,227	$5,363	$1,737	$325	$30,892	100%
Fortitude Re funds withheld assets								$3,280
Total Commercial Mortgages								$34,172
*Does not reflect allowance for credit losses.

Corebridge | Second Quarter 2024 Form 10-Q 129

ITEM 2 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
June 30, 2024
Loan-to-value ratios(b)
Less than 65%	$18,021	$3,344	$249	$21,614
65% to 75%	5,595	1,243	46	6,884
76% to 80%	638	64	—	702
Greater than 80%	1,483	246	549	2,278
Total commercial mortgages excluding Fortitude Re(c)	$25,737	$4,897	$844	$31,478
Total commercial mortgages including Fortitude Re				$3,208
Total commercial mortgages				$34,686
December 31, 2023
Loan-to-value ratios(b)
Less than 65%	$17,301	$3,141	$285	$20,727
65% to 75%	5,577	1,337	44	6,958
76% to 80%	938	64	47	1,049
Greater than 80%	1,349	402	407	2,158
Total commercial mortgages excluding Fortitude Re(c)	$25,165	$4,944	$783	$30,892
Total commercial mortgages including Fortitude Re				$3,280
Total commercial mortgages				$34,172
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended June 30, 2024 and December 31, 2023. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at June 30, 2024 and 59% at December 31, 2023. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
(c)Does not reflect allowance for credit losses.
Residential Mortgage Loans
At June 30, 2024 and December 31, 2023, we had direct residential mortgage loan exposure of $9.7 billion and $8.4 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

June 30, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO:(a)
780 and greater	$120	$624	$663	$2,276	$633	$819	$5,135
720 - 779	399	1,092	579	563	151	370	3,154
660 - 719	147	354	240	144	41	217	1,143
600 - 659	—	12	37	23	11	83	166
Less than 600	—	2	21	11	4	34	72
Total residential mortgages(b)(c)	$666	$2,084	$1,540	$3,017	$840	$1,523	$9,670

Corebridge | Second Quarter 2024 Form 10-Q 130

ITEM 2 | Investments

December 31, 2023
(in millions)	2023	2022	2021	2020	2018	Prior	Total
FICO:(a)
780 and greater	$514	$528	$2,280	$619	$239	$497	$4,677
720 - 779	1,121	608	558	168	99	209	2,763
660 - 719	313	256	113	40	37	120	879
600 - 659	2	20	11	8	9	51	101
Less than 600	—	—	2	2	4	17	25
Total residential mortgages(b)(c)	$1,950	$1,412	$2,964	$837	$388	$894	$8,445
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On June 30, 2024 and December 31, 2023 residential loans direct to consumers totaled $7.1 billion and $6.7 billion, respectively.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on credit losses, see Note 5 and for additional discussion on commercial mortgage loans, see Note 6 to the Condensed Consolidated Financial Statements.

Corebridge | Second Quarter 2024 Form 10-Q 131

ITEM 2 | Investments
Net Realized Gains and Losses

Three Months Ended June 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(493)	$(49)	$(542)	$(195)	$(46)	$(241)
Intent to Sell	—	—	—	—	—	—
Change in allowance for credit losses on fixed maturity securities	(50)	(1)	(51)	(26)	(2)	(28)
Change in allowance for credit losses on loans	(34)	(5)	(39)	(48)	(8)	(56)
Foreign exchange transactions, net of related hedges	55	(1)	54	(115)	2	(113)
Index-linked interest credited embedded derivatives, net of related hedges	(172)	—	(172)	(141)	—	(141)
All other derivatives and hedge accounting*	18	(34)	(16)	258	(77)	181
Sale of alternative investments and real estate	11	(3)	8	3	(1)	2
Other	(25)	—	(25)	(48)	2	(46)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(690)	(93)	(783)	(312)	(130)	(442)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	36	36	—	122	122
Net realized gains (losses)	$(690)	$(57)	$(747)	$(312)	$(8)	$(320)

Six Months Ended June 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(813)	$(71)	$(884)	(271)	(63)	(334)
Intent to Sell	(15)	(32)	(47)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(112)	(7)	(119)	(43)	(2)	(45)
Change in allowance for credit losses on loans	(48)	(3)	(51)	(82)	(27)	(109)
Foreign exchange transactions, net of related hedges	101	—	101	(104)	9	(95)
Index-linked interest credited embedded derivatives, net of related hedges	(82)	—	(82)	(319)	—	(319)
All other derivatives and hedge accounting*	123	(140)	(17)	94	(29)	65
Sale of alternative investments and real estate	31	(4)	27	8	—	8
Other	(53)	—	(53)	(48)	2	(46)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(868)	(257)	(1,125)	(765)	(110)	(875)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	58	58	—	(903)	(903)
Net realized gains (losses)	$(868)	$(199)	$(1,067)	(765)	(1,013)	(1,778)
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14 to the Condensed Consolidated Financial Statements.
Higher net realized losses excluding Fortitude Re funds withheld assets in the three and six months ended June 30, 2024 compared to same periods in the prior year were due primarily to losses on sale of securities partially offset by gains on foreign exchange transactions in the current period compared to losses in the same period in the prior year.
Index-linked interest credited embedded derivatives, net of related hedges, reflected higher losses and lower losses in the three and six months ended June 30, 2024 respectively, compared to losses in the same period in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.

Corebridge | Second Quarter 2024 Form 10-Q 132

ITEM 2 | Investments
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
The following table presents the carrying value of our other invested assets by type:

	June 30, 2024			December 31, 2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)(b)	$5,640	$1,892	$7,532	$5,780	$1,910	$7,690
Investment real estate(c)	1,659	171	1,830	1,748	184	1,932
All other investments(d)	595	—	595	635	—	635
Total	$7,894	$2,063	$9,957	$8,163	$2,094	$10,257
(a)At June 30, 2024, included hedge funds of $229 million and private equity funds of $7.3 billion. At December 31, 2023, included hedge funds of $299 million and private equity funds of $7.4 billion.
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
(c)Net of accumulated depreciation of $652 million and $680 million as of June 30, 2024 and December 31, 2023, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at June 30, 2024 and December 31, 2023, respectively.
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

Corebridge | Second Quarter 2024 Form 10-Q 133

ITEM 2 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$1,560	$217	$4,977	$85	$2,213	$238	$833	$18
Foreign exchange contracts	5,558	446	1,957	55	2,765	336	4,670	159
Derivatives not designated as hedging instruments(a)
Interest rate contracts	53,412	3,318	35,930	3,330	41,056	2,709	41,225	3,260
Foreign exchange contracts	9,509	585	5,108	280	6,229	584	7,523	379
Equity contracts	81,499	3,498	22,247	1,679	76,561	2,017	14,144	745
Credit contracts	2,005	76	5	—	305	8	5	—
Other contracts(b)	43,737	13	47	—	44,640	13	47	2
Total derivatives, excluding Fortitude Re funds withheld	$197,280	$8,153	$70,271	$5,429	$173,769	$5,905	$68,447	$4,563
Total derivatives, Fortitude Re funds withheld	$49	$1	$—	$—	$184	$20	$514	$25
Total derivatives, gross	$197,329	$8,154	$70,271	$5,429	$173,953	$5,925	$68,961	$4,588
Counterparty netting(c)		(4,940)		(4,940)		(3,646)		(3,646)
Cash collateral(d)		(2,723)		(305)		(1,886)		(801)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$491		$184		$393		$141
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Consists primarily of SVWs and contracts with multiple underlying exposures.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both June 30, 2024 and December 31, 2023. Fair value of liabilities related to bifurcated embedded derivatives was $11.1 billion and $10.2 billion, respectively, at June 30, 2024 and December 31, 2023. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities, index universal life contracts and bonds available-for-sale, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7 to the Condensed Consolidated Financial Statements.
For additional information, see Note 9 to the Condensed Consolidated Financial Statements.

Corebridge | Second Quarter 2024 Form 10-Q 134

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
For additional information on our valuation methodology for MRBs, see Note 4 to the Consolidated Financial Statements in the 2023 Form 10-K.
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

Corebridge | Second Quarter 2024 Form 10-Q 135

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

	June 30,	December 31,
(in millions)	2024	2023
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$453	$1,340
Exclude NPA	(690)	(826)
Market risk benefits liability, excluding NPA	(237)	514
Adjustments for risk margins and differences in valuation	555	522
Economic hedge target liability	$318	$1,036
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
Change in Economic Hedge Target
The decrease in the economic hedge target liability in the six months ended June 30, 2024, was primarily driven by higher interest rates and equity markets.

Corebridge | Second Quarter 2024 Form 10-Q 136

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
The following table presents the impact on pre-tax income (loss) and Other comprehensive income (loss) of Variable Annuity MRBs and Hedging for the Individual Retirement and Group Retirement Segments:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in millions)	MRB Liability(*)	Hedge Assets	Net	MRB Liability(*)	Hedge Assets	Net
Issuances	$(2)	$—	$(2)	$(1)	$—	$(1)
Interest accrual	3	(60)	(57)	(6)	(121)	(127)
Attributed fees	(180)	—	(180)	(369)	—	(369)
Expected claims	16	—	16	34	—	34
Effect of changes in interest rates	75	(66)	9	372	(407)	(35)
Effect of changes in interest rate volatility	(45)	44	(1)	(31)	5	(26)
Effect of changes in equity markets	149	(82)	67	729	(441)	288
Effect of changes in equity index volatility	22	4	26	37	35	72
Actual outcome different from model expected outcome	(46)	—	(46)	(17)	—	(17)
Effect of changes in future expected policyholder behavior	—	—	—	—	—	—
Effect of changes in other future expected assumptions	(1)	—	(1)	(2)	—	(2)
Foreign exchange impact	2	—	2	4	—	4
Total impact on balance before other and changes in our own credit risk	(7)	(160)	(167)	750	(929)	(179)
Other	(2)	(3)	(5)	(4)	(1)	(5)
Effect of changes in our own credit risk	125	(36)	89	137	(19)	118
Total income (loss) impact on market risk benefits	116	(199)	(83)	883	(949)	(66)
Less: impact on OCI	125	(41)	84	137	(89)	48
Add: fees net of claims and ceded premiums and benefits	153	—	153	321	—	321
Net impact on pre-tax income (loss)	$144	$(158)	$(14)	$1,067	$(860)	$207
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$31			$34

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in millions)	MRB Liability(*)	Hedge Assets	Net	MRB Liability(*)	Hedge Assets	Net
Issuances	$3	$—	$3	$—	$—	$—
Interest accrual	(11)	(64)	(75)	(26)	(119)	(145)
Attributed fees	(224)	—	(224)	(475)	—	(475)
Expected claims	23	—	23	49	—	49
Effect of changes in interest rates	339	(317)	22	(28)	29	1
Effect of changes in interest rate volatility	13	(18)	(5)	94	(78)	16
Effect of changes in equity markets	491	(288)	203	912	(550)	362
Effect of changes in equity index volatility	8	(4)	4	(4)	(11)	(15)
Actual outcome different from model expected outcome	(48)	—	(48)	(109)	—	(109)
Effect of changes in future expected policyholder behavior	—	—	—	—	—	—
Effect of changes in other future expected assumptions	12	—	12	108	—	108
Foreign exchange impact	3	—	3	3	—	3
Total impact on balance before other and changes in our own credit risk	609	(691)	(82)	524	(729)	(205)
Other	(3)	3	—	(3)	(17)	(20)
Effect of changes in our own credit risk	(138)	41	(97)	(37)	43	6
Total income (loss) impact on market risk benefits	468	(647)	(179)	484	(703)	(219)
Less: impact on OCI	(138)	(22)	(160)	(37)	34	(3)
Add: fees net of claims and ceded premiums and benefits	195	—	195	419	—	419
Net impact on pre-tax income (loss)	$801	$(625)	$176	$940	$(737)	$203
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$(167)			$(375)
*MRB Liability is partially offset by MRB Assets.

Corebridge | Second Quarter 2024 Form 10-Q 137

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
Three Months Ended June 30, 2024
•Net impact on pre-tax loss of $14 million was primarily driven by actual outcomes realizing differently than expected.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended June 30, 2024, we had a net mark-to-market gain of approximately $31 million from our hedging activities related to our economic hedge target principally driven by higher interest rates and equity markets.
Six Months Ended June 30, 2024
•Net impact on pre-tax income of $207 million was primarily driven by increases in equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the six months ended June 30, 2024, we had a net mark-to-market gain of approximately $34 million from our hedging activities related to our economic hedge target principally driven by higher equity markets
Three Months Ended June 30, 2023
•Net impact on pre-tax income of $176 million was primarily driven by increases in equity markets.
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

Corebridge | Second Quarter 2024 Form 10-Q 138

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
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of June 30, 2024 and December 31, 2023, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $4.4 billion and $4.1 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $2.5 billion committed revolving credit facility as of June 30, 2024 and December 31, 2023, respectively. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries, sales of businesses and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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
As of June 30, 2024, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $126 million and $151 million at June 30, 2024 and December 31, 2023, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

(in millions)	June 30, 2024	December 31, 2023
Cash and short-term investments	$1,932	$1,591
Total Corebridge Hold Cos. liquidity	1,932	1,591
Available capacity under committed, revolving credit facility	2,500	2,500
Total Corebridge Hold Cos. liquidity sources	$4,432	$4,091
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
Liquidity to Corebridge Parent from Subsidiaries
During the three and six months ended June 30, 2024, Corebridge Hold Cos. received $500 million and $1.1 billion in dividends from subsidiaries, respectively.
Sale of AIG Life U.K.
On April 8, 2024, Corebridge completed the sale of AIG Life U.K. and received gross proceeds (i.e., net cash before transaction costs) of £453 million ($569 million).

Corebridge | Second Quarter 2024 Form 10-Q 139

ITEM 2 | Liquidity and Capital Resources
USES
Interest Payments
We made interest payments on our debt instruments totaling $167 million and $201 million, respectively, during the three and six months ended June 30, 2024.
Dividends
During the three and six months ended June 30, 2024, Corebridge Parent paid cash dividends of $0.23 per share of Corebridge Parent common stock totaling $139 million and $282 million, respectively.
Repurchase of Common Stock
During the three and six months ended June 30, 2024, Corebridge Parent repurchased approximately 15.1 million and 24.6 million of shares of Corebridge Parent common stock, for an aggregate purchase price of approximately $436 million and $679 million, respectively.
For additional information, see Note 16 to the Condensed Consolidated Financial Statements.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $5.5 billion which were due to FHLBs in their respective districts at June 30, 2024, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at June 30, 2024.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had no securities subject to these agreements at June 30, 2024 and no liabilities to borrowers for collateral received at June 30, 2024.
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

Corebridge | Second Quarter 2024 Form 10-Q 140

ITEM 2 | Liquidity and Capital Resources
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
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Six Months Ended June 30,
(in millions)	2024	2023
Sources:
Operating activities, net	$589	$1,572
Net changes in policyholder account balances	5,726	3,119
Issuance of debt of consolidated investment entities	101	146
Contributions from noncontrolling interests	53	43
Issuance of common stock	1	—
Effect of exchange rate changes on cash and restricted cash	—	3
Total Sources	6,470	4,883

Uses:
Investing activities, net	(3,964)	(890)
Repayments of debt of consolidated investment entities	(398)	(290)
Distributions to noncontrolling interests	(31)	(54)
Dividends paid on common stock	(282)	(700)
Net change in securities lending and repurchase agreements	(893)	(2,524)
Repurchase of common stock	(679)	(200)
Financing other, net	(198)	(70)
Effect of exchange rate changes on cash and restricted cash	—	—
Total Uses	(6,445)	(4,728)
Net increase (decrease) in cash and cash equivalents	$25	$155
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
CONTRACTUAL OBLIGATIONS
As of June 30, 2024, there have been no material changes in our contractual obligations from December 31, 2023, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources — Contractual Obligations” in the 2023 Form 10-K.

Corebridge | Second Quarter 2024 Form 10-Q 141

ITEM 2 | Liquidity and Capital Resources
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2023	Issuances	Maturities and Repayments	Other Changes	Balance at June 30, 2024
Short-term debt issued by Corebridge:
Three-Year DDTL Facility*	2024	$250	$—	$—	$—	$250
Total short-term debt		250	—	—	—	250
Long-term debt issued by Corebridge:
Senior unsecured notes	2025-2052	7,750	—	—	—	7,750
Hybrid junior subordinated notes	2052	1,000	—	—	—	1,000
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	2025-2029	200	—	—	—	200
CRBGLH junior subordinated debentures	2030-2046	227	—	—	—	227
Total long-term debt		9,177	—	—	—	9,177
Debt issuance costs		(59)	—	—	3	(56)
Total long-term debt, net of debt issuance costs		9,118	—	—	3	9,121
Total debt, net of issuance costs		$9,368	$—	$—	$3	$9,371
*The current interest period for the Three-Year Delayed Draw Term Loan (“DDTL”) Facility continues through August 29, 2024. We have the ability to further continue this borrowing through February 25, 2025.
SENIOR UNSECURED NOTES AND DELAYED DRAW TERM LOAN
On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under the Three-Year DDTL Facility. On December 8, 2023 and September 15, 2023, Corebridge Parent used the net proceeds of the issuance of the Senior Notes and cash on hand to repay $750 million and $500 million, respectively, on the Three-Year DDTL Facility. As of June 30, 2024, a total of $250 million of borrowings are outstanding under the Three-Year DDTL Facility. For the current interest period, the Three-Year DDTL Facility will end on August 29, 2024, unless prior to that date Corebridge Parent elects to continue the loan, or a portion of it, for an additional interest period.
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

Corebridge | Second Quarter 2024 Form 10-Q 142

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

(in millions)	Balance at December 31, 2023	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance at June 30, 2024
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$2,504	$101	$(398)	$1	$156	$2,364
(a)At June 30, 2024, includes debt of consolidated investment entities related to real estate investments of $903 million and other securitization vehicles of $1.1 billion.
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
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As June 30, 2024, there have been no material changes in our off-balance-sheet arrangements and commercial commitments from December 31, 2023, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Commercial Commitments” in the 2023 Form 10-K.

Corebridge | Second Quarter 2024 Form 10-Q 143

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

Corebridge | Second Quarter 2024 Form 10-Q 144

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

Corebridge | Second Quarter 2024 Form 10-Q 145

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
Surrender rate — represents annualized surrenders and withdrawals as a percentage of average reserves and Group Retirement mutual fund assets under administration. Surrenders are presented net of internal replacements.
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

Corebridge | Second Quarter 2024 Form 10-Q 146

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
“AIG Life U.K.” means AIG Life Limited, a U.K. insurance company, and its subsidiary;
“AIGM” means AIG Markets, Inc., a consolidated subsidiary of AIG;
“AIRCO” means American International Reinsurance Company, Ltd., a consolidated subsidiary of AIG;
“BlackRock” means BlackRock Financial Management, Inc.;
“Blackstone” means Blackstone Inc. and its subsidiaries;
“Blackstone IM” means Blackstone ISG-I Advisors L.L.C.;
“Board of Directors” means the Corebridge Financial, Inc. Board of Directors;
“CIIUS” means Corebridge Institutional Investments (U.S), LLC (formerly known as AIG Asset Management (U.S.), LLC.(“AMG”));
“Corebridge”, “we”, “us”, “our” or the “Company” means Corebridge and its subsidiaries, unless the context refers to Corebridge Parent;
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

Corebridge | Second Quarter 2024 Form 10-Q 147

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
•“DSI” — deferred sales inducement;
•“FABN”— funding agreement-backed notes;
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
•“S&P” — Standard & Poor’s Financial Services LLC;
•“SEC” — the U.S. Securities and Exchange Commission;
•“SVW” — stable value wrap;
•“URR” — unearned revenue reserve;
•“VIE” — variable interest entity;
•“VIX” — volatility index; and
•“VOBA” — value of business acquired.

Corebridge | Second Quarter 2024 Form 10-Q 148

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
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corebridge | Second Quarter 2024 Form 10-Q 149

Part II - Other Information

ITEM 1 | Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 15 to the Condensed Consolidated Financial Statements.

ITEM 1A | Risk Factors
Failure to complete the Nippon Transaction may negatively impact our ongoing business and stock price.
If the Nippon Transaction is not completed on a timely basis or at all, our ongoing business may be adversely affected as a result of the time and resources committed to the proposed transaction that could have been devoted to pursuing other opportunities. In addition, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the Nippon Transaction will be completed on the proposed timeline and that any anticipated benefits will be realized.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in “Risk Factors” in the 2023 Form 10-K.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of Corebridge Parent or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Corebridge Parent common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
04/01/24 through 04/30/24	4,184,874	$27.51	4,184,874	$144
05/01/24 through 05/31/24	2,841,859	29.51	2,841,859	2,060
06/01/24 through 06/30/24	8,116,316	29.16	8,116,316	1,823
Total	15,143,049	$28.77	15,143,049	$1,823
*Excludes excise tax of $4.4 million due to the Inflation Reduction Act of 2022 for the three months ended June 30, 2024.
On May 4, 2023, our Board of Directors authorized a $1.0 billion share repurchase program. On April 30, 2024, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the share repurchase program. Under this program, Corebridge Parent may, from time to time, purchase up to $3.0 billion of Corebridge Parent common stock but is not obligated to purchase any particular number of shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. For instance, certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans, including the share repurchase plan Corebridge Parent adopted on June 12, 2024, which, unless extended expires on August 7, 2024. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

During the three months ended June 30, 2024, Corebridge Parent repurchased approximately 15.1 million shares of Corebridge Parent common stock, par value $0.01 per share, for an aggregate purchase price of $436 million, pursuant to the share repurchase program.
As of June 30, 2024, approximately $1.8 billion remained under the share repurchase program authorizations.

Corebridge | Second Quarter 2024 Form 10-Q 150

ITEM 5 | Other Information
Not applicable.

Corebridge | Second Quarter 2024 Form 10-Q 151

Exhibit Index
Exhibit Index

Exhibit Number	Description
10.1
Stock Purchase Agreement, dated as of May 16, 2024, by and among American International Group, Inc., Corebridge Financial, Inc. and Nippon Life Insurance Company, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 16, 2024.

10.2
Amendment, dated as of May 16, 2024, by and between American International Group, Inc. and Corebridge Financial, Inc. to the Separation Agreement between American International Group, Inc. and Corebridge Financial, Inc., dated as of September 14, 2022, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on May 16, 2024.

10.3*
Irrevocable Waiver, dated as of June 9, 2024, by American International Group, Inc. under the Separation Agreement between American International Group, Inc. and Corebridge Financial, Inc., dated as of September 14, 2022, and amended as of May 16, 2024.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024 and 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Corebridge | Second Quarter 2024 Form 10-Q 152

Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)
/s/ ELIAS HABAYEB
Elias Habayeb
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ CHRISTOPHER FILIAGGI
Christopher Filiaggi
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated August 1, 2024

Corebridge | Second Quarter 2024 Form 10-Q 153