Form 10-Q
period 2024-09-30
Corebridge Financial, Inc.
filed 2024-11-05
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, there were 568,870,117 shares outstanding of the registrant’s common stock.

COREBRIDGE FINANCIAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

FORM 10-Q

Corebridge | Third Quarter 2024 Form 10-Q 1

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

Corebridge | Third Quarter 2024 Form 10-Q 2

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

Corebridge | Third Quarter 2024 Form 10-Q 3

Part I – Financial Information

Item 1. | Financial Statements

Corebridge Financial, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	September 30, 2024	December 31, 2023
Assets:
Investments:
Fixed maturity securities:
Bonds available-for-sale, at fair value, net of allowance for credit losses of $159 in 2024 and $128 in 2023 (amortized cost: 2024 - $192,074; 2023 - $184,946)*	$178,224	$166,527
Other bond securities, at fair value (See Note 5)*	5,319	4,578
Equity securities, at fair value (See Note 5)*	258	63
Mortgage and other loans receivable, net of allowance for credit losses of $768 in 2024 and $698 in 2023*	51,653	46,867
Other invested assets (portion measured at fair value: 2024 - $7,762; 2023 - $7,690)*	10,087	10,257
Short-term investments, including restricted cash of $3 in 2024 and $3 in 2023 (portion measured at fair value: 2024 - $516; 2023 - $1,408)*	4,898	4,336
Total investments	250,439	232,628
Cash*	530	612
Accrued investment income*	2,197	2,008
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2024 and $1 in 2023	690	594
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $— in 2024 and $— in 2023	26,323	26,772
Reinsurance assets - other, net of allowance for credit losses and disputes of $12 in 2024 and $30 in 2023	1,531	1,620
Deferred income taxes	7,626	8,577
Deferred policy acquisition costs and value of business acquired	10,204	10,011
Market risk benefit assets, at fair value	1,164	912
Other assets, including restricted cash of $14 in 2024 and $13 in 2023 (portion measured at fair value: 2024 - $697; 2023 - $393)*	2,239	2,294
Separate account assets, at fair value	96,368	91,005
Assets held-for-sale	111	2,237
Total assets	$399,422	$379,270
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$59,416	$57,108
Policyholder contract deposits (portion measured at fair value: 2024 - $10,272; 2023 - $8,050)	172,177	162,050
Market risk benefit liabilities, at fair value	6,276	5,705
Other policyholder funds	2,852	2,862
Fortitude Re funds withheld payable (portion measured at fair value: 2024 - $3,341; 2023 - $2,182)	25,909	25,957
Other liabilities (portion measured at fair value: 2024 - $209; 2023 - $141)*	9,968	8,330
Short-term debt	—	250
Long-term debt	9,865	9,118
Debt of consolidated investment entities (portion measured at fair value: 2024 - $—; 2023 - $—)*	2,149	2,504
Separate account liabilities	96,368	91,005
Liabilities held-for-sale	—	1,746
Total liabilities	$384,980	$366,635
Contingencies, commitments and guarantees (See Note 16)
Corebridge Shareholders' equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2024 - 650,189,849 and 2023 - 648,148,737	$7	$6
Treasury stock, at cost; 2024 - 75,798,204 shares and 2023 - 26,484,411 shares	(1,881)	(503)
Additional paid-in capital	8,148	8,149
Retained earnings	17,218	17,572
Accumulated other comprehensive loss	(9,884)	(13,458)
Total Corebridge Shareholders' equity	13,608	11,766
Non-redeemable noncontrolling interests	834	869
Total equity	14,442	12,635
Total liabilities and equity	$399,422	$379,270
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Third Quarter 2024 Form 10-Q 4

Corebridge Financial, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2024	2023	2024	2023
Revenues:
Premiums	$619	$701	$3,461	$5,249
Policy fees	728	702	2,163	2,094
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,781	2,424	8,036	7,169
Net investment income - Fortitude Re funds withheld assets	515	233	1,172	897
Total net investment income	3,296	2,657	9,208	8,066
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	(975)	368	(1,843)	(397)
Net realized gains (losses) on Fortitude Re funds withheld assets	157	(228)	(100)	(338)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(1,509)	1,080	(1,451)	177
Total net realized gains (losses)	(2,327)	1,220	(3,394)	(558)
Advisory fee income	128	118	376	349
Other income	172	107	348	324
Total revenues	2,616	5,505	12,162	15,524
Benefits and expenses:
Policyholder benefits (includes remeasurement (gains) losses of $140 and $35 for the three months ended September 30, 2024 and 2023, and $308 and $192, for the nine months ended September 30, 2024 and 2023, respectively)	1,149	1,102	5,005	6,473
Change in the fair value of market risk benefits, net	603	(418)	259	(484)
Interest credited to policyholder account balances	1,358	1,134	3,831	3,238
Amortization of deferred policy acquisition costs and value of business acquired	260	268	787	782
Non-deferrable insurance commissions	141	146	430	435
Advisory fee expenses	73	65	212	194
General operating expenses	492	611	1,596	1,797
Interest expense	133	135	409	441
Net (gain) loss on divestitures	1	1	(245)	(55)
Total benefits and expenses	4,210	3,044	12,284	12,821
Income (loss) before income tax expense (benefit)	(1,594)	2,461	(122)	2,703
Income tax expense (benefit)	(407)	392	(103)	336
Net income (loss)	(1,187)	2,069	(19)	2,367
Less:
Net income (loss) attributable to noncontrolling interests	(3)	(32)	(78)	(46)
Net income (loss) attributable to Corebridge	$(1,184)	$2,101	$59	$2,413

Income (loss) per common share attributable to Corebridge common shareholders:
Common stock - basic	$(2.02)	$3.29	$0.10	$3.73
Common stock - diluted	$(2.02)	$3.28	$0.10	$3.72

Weighted average shares outstanding:
Common stock - basic	587.1	639.0	607.5	646.8
Common stock - diluted	587.1	641.0	608.5	648.6

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Third Quarter 2024 Form 10-Q 5

Corebridge Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$(1,187)	$2,069	$(19)	$2,367
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(12)	(49)	14	24
Change in unrealized appreciation (depreciation) of all other investments	5,587	(5,058)	3,444	(3,410)
Change in fair value of market risk benefits attributable to changes in our own credit risk	(143)	(81)	(7)	(196)
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	(904)	1,116	18	1,137
Change in cash flow hedges	88	(14)	66	(24)
Change in foreign currency translation adjustments	17	(29)	84	43
Change in retirement plan liabilities	—	—	—	2
Other comprehensive income (loss)	4,633	(4,115)	3,619	(2,424)
Comprehensive income (loss)	3,446	(2,046)	3,600	(57)
Less:
Comprehensive income (loss) attributable to noncontrolling interests	6	(35)	(71)	(39)
Comprehensive income (loss) attributable to Corebridge	$3,440	$(2,011)	$3,671	$(18)
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Third Quarter 2024 Form 10-Q 6

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended September 30, 2024
Balance, beginning of period	$7	$(1,161)	$8,122	$18,536	$(14,508)	$10,996	$816	$11,812
Common stock issued under stock plans	—	—	—	—	—	—	—	—
Purchase of common stock	—	(720)	—	—	—	(720)	—	(720)
Net loss attributable to Corebridge or noncontrolling interests	—	—	—	(1,184)	—	(1,184)	(3)	(1,187)
Dividends on common stock	—	—	—	(133)	—	(133)	—	(133)
Other comprehensive income, net of tax	—	—	—	—	4,624	4,624	9	4,633
Contributions from noncontrolling interests	—	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	—	7	7
Other	—	—	26	(1)	—	25	(5)	20
Balance, end of period	$7	$(1,881)	$8,148	$17,218	$(9,884)	$13,608	$834	$14,442

Three Months Ended September 30, 2023
Balance, beginning of period	$6	$(202)	$8,128	$17,811	$(15,182)	$10,561	$907	$11,468
Purchase of common stock	—	(47)	—	—	—	(47)	—	(47)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	2,101	—	2,101	(32)	2,069
Dividends on common stock	—	—	—	(146)	—	(146)	—	(146)
Other comprehensive loss, net of tax	—	—	—	—	(4,112)	(4,112)	(3)	(4,115)
Contributions from noncontrolling interests	—	—	—	—	—	—	20	20
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other	—	—	10	(1)	—	9	(1)	8
Balance, end of period	$6	$(249)	$8,138	$19,765	$(19,294)	$8,366	$890	$9,256

Corebridge | Third Quarter 2024 Form 10-Q 7

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (unaudited) (Continued)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Nine Months Ended September 30, 2024
Balance, beginning of year	$6	$(503)	$8,149	$17,572	$(13,458)	$11,766	$869	$12,635
Common stock issued under stock plans	1	23	(23)	—	—	1	—	1
Purchase of common stock	—	(1,401)	—	—	—	(1,401)	—	(1,401)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	59	—	59	(78)	(19)
Dividends on common stock	—	—	—	(415)	—	(415)	—	(415)
Other comprehensive income, net of tax	—	—	—	—	3,612	3,612	7	3,619
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	1	1
Contributions from noncontrolling interests	—	—	—	—	—	—	63	63
Distributions to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
Other	—	—	22	2	(38)	(14)	(4)	(18)
Balance, end of period	$7	$(1,881)	$8,148	$17,218	$(9,884)	$13,608	$834	$14,442

Nine Months Ended September 30, 2023
Balance, beginning of year	$6	$—	$8,030	$18,207	$(16,863)	$9,380	$939	$10,319
Purchase of common stock	—	(249)	—	—	—	(249)	—	(249)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	2,413	—	2,413	(46)	2,367
Dividends on common stock	—	—	—	(846)	—	(846)	—	(846)
Other comprehensive income (loss), net of tax	—	—	—	—	(2,431)	(2,431)	7	(2,424)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	—	63	63
Distributions to noncontrolling interests	—	—	—	—	—	—	(54)	(54)
Other	—	—	108	(9)	—	99	—	99
Balance, end of period	$6	$(249)	$8,138	$19,765	$(19,294)	$8,366	$890	$9,256
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Third Quarter 2024 Form 10-Q 8

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(19)	$2,367
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses (gains) on sales of securities available-for-sale and other assets	927	291
Net (gain) loss on divestitures	(245)	(55)
Unrealized (gains) losses in earnings - net	979	1,150
Change in the fair value of market risk benefits in earnings, net	(72)	(1,056)
Equity in income from equity method investments, net of dividends or distributions	69	14
Depreciation and other amortization	132	346
Impairments of assets	55	20
Changes in operating assets and liabilities:
Insurance liabilities	498	354
Premiums and other receivables and payables - net	(246)	(335)
Funds held relating to Fortitude Re Reinsurance contracts	19	(1,648)
Reinsurance assets and funds held under reinsurance treaties	646	596
Capitalization of deferred policy acquisition costs	(1,015)	(941)
Current and deferred income taxes - net	(348)	563
Other, net	(708)	924
Total adjustments	691	223
Net cash provided by operating activities	672	2,590
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available-for-sale securities	6,060	6,203
Other securities	470	774
Other invested assets	982	949
Divestitures, net	577	32
Maturities of fixed maturity securities available-for-sale	11,245	6,186
Principal payments received on mortgage and other loans receivable	3,222	3,778
Purchases of:
Available-for-sale securities	(22,954)	(11,101)
Other securities	(1,008)	(1,124)
Other invested assets	(661)	(902)
Mortgage and other loans receivable	(7,692)	(6,240)
Acquisition of businesses, net of cash and restricted cash acquired	—	(5)
Net change in short-term investments	(572)	(776)
Net change in derivative assets and liabilities	295	(1,087)
Other, net	(151)	46
Net cash used in investing activities	(10,187)	(3,267)
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	30,661	24,550
Policyholder contract withdrawals	(21,846)	(20,409)
Issuance of long-term debt	743	496
Issuance of debt of consolidated investment entities	132	202
Repayments of short-term debt	(250)	(500)
Maturities and repayments of debt of consolidated investment entities	(652)	(374)
Dividends paid on common stock	(415)	(846)
Distributions to noncontrolling interests	(24)	(59)
Contributions from noncontrolling interests	63	63
Net change in securities lending and repurchase agreements	2,580	(2,290)
Issuance of common stock	1	—
Repurchase of common stock	(1,394)	(246)
Other, net	(165)	73
Net cash provided by (used in) financing activities	9,434	660
Effect of exchange rate changes on cash and restricted cash	—	3
Net increase (decrease) in cash and restricted cash	(81)	(14)
Cash and restricted cash at beginning of year	628	633
Change in cash of businesses held for sale	—	(38)
Cash and restricted cash at end of period	$547	$581
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Third Quarter 2024 Form 10-Q 9

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

Supplementary Disclosure of Consolidated Cash Flow Information
	Nine Months Ended September 30,
(in millions)	2024	2023
Cash	$530	$569
Restricted cash included in short-term investments	3	3
Restricted cash included in other assets	14	9
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$547	$581

Cash (received) paid during the period for:
Interest	$315	$288
Taxes	$245	$(227)
Non-cash investing activities:
Fixed maturity securities, designated available-for-sale, received in connection with pension risk transfer transactions	$(1,316)	$(2,818)
Fixed maturity securities, designated fair value option, received in connection with reinsurance transactions	$(232)	$—
Fixed maturity securities, designated available-for-sale, transferred in connection with reinsurance transactions	$153	$439
Fixed maturity securities, designated fair value option, transferred in connection with reinsurance transactions	$73	$17
Other invested assets securities, transferred in connection with reinsurance transactions	$43	$(111)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,911	$3,217
Fee income debited to policyholder contract deposits included in financing activities	$(2,143)	$(1,567)
Non-cash capital contributions	$17	$16
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Third Quarter 2024 Form 10-Q 10

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
On September 19, 2022, we completed an initial public offering (the “IPO”) in which AIG Parent sold 80.0 million shares of Corebridge Parent common stock to the public. Since our IPO, AIG Parent has sold portions of its interest in Corebridge through secondary public offerings and other transactions. As of September 30, 2024, AIG Parent owned approximately 48.6% of the outstanding Corebridge Parent common stock.
On May 16, 2024, Corebridge Parent entered into a stock purchase agreement (the “Purchase Agreement”) with AIG Parent and Nippon Life Insurance Company, a mutual company organized under the laws of Japan (“Nippon”), pursuant to which AIG Parent agreed to sell approximately 122 million shares of Corebridge Parent common stock, representing approximately 20% of the issued and outstanding Corebridge Parent common stock at signing, to Nippon (the “Nippon Transaction”). The Nippon Transaction is expected to close no later than the first quarter of 2025, subject to certain closing conditions, including the receipt of specified regulatory approvals. On May 16, 2024, in connection with the execution of the Purchase Agreement, the Company entered into an Amendment to the Separation Agreement, dated as of September 14, 2022, by and between the Company and AIG Parent (the “Separation Agreement”), pursuant to which the Company and AIG Parent agreed to certain changes with respect to AIG’s board designation rights and AIG’s right to consent over certain actions by the Company, as set forth in the Separation Agreement.
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
SALE OF BUSINESSES
AIG Life Limited (“AIG Life U.K.”)
On April 8, 2024, Corebridge completed the sale of AIG Life Limited (“AIG Life U.K.”) to Aviva plc (“Aviva”) and received gross proceeds of £453 million ($569 million) resulting in a pre-tax gain of $246 million for the nine months ended September 30, 2024.
Laya Healthcare Ltd. (“Laya”)
On October 31, 2023 Corebridge completed the sale of Laya to AXA and received gross proceeds of €691 million ($731 million) resulting in a pre-tax gain of $652 million for the year ended December 31, 2023.
Held-For-Sale Classification
Assets classified as held-for-sale are segregated and reported in Assets held-for-sale in our Condensed Consolidated Balance Sheets beginning in the period in which the assets are classified as held-for-sale. At September 30, 2024, we recorded Assets held-for-sale, primarily consisting of real estate, of $111 million. At December 31, 2023, we recorded Assets held-for-sale and Liabilities held-for-sale, primarily consisting of AIG Life U.K. and real estate, of $2.2 billion and $1.7 billion, respectively.
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
Out-of-period adjustment
For the nine months ended September 30, 2024, the Company recorded an $86 million out-of-period adjustment, which increased earnings, primarily related to the correction of net investment income for certain securities and corrections related to the calculation of certain actuarially determined balances. The Company evaluated the impact of the error and out-of-period adjustment and concluded it was not material to any previously issued interim or annual consolidated financial statements and the adjustment is not expected to be material to the year ending December 31, 2024.

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

Corebridge | Third Quarter 2024 Form 10-Q 11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. Summary of Significant Accounting Policies
Segment Reporting
In November 2023, the FASB issued an ASU to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, and ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment’s profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profits or losses in assessing segment performance. The guidance is effective for public companies for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU is applied retrospectively to all prior periods presented. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

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

Corebridge | Third Quarter 2024 Form 10-Q 12

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Investment-related adjustments:
APTOI excludes “Net realized gains (losses)”, except for gains (losses) related to the disposition of real estate investments. Net realized gains (losses), except for gains (losses) related to the disposition of real estate investments, are excluded as the timing of sales on invested assets or changes in allowances depend largely on market credit cycles and can vary considerably across periods. In addition, changes in interest rates may create opportunistic scenarios to buy or sell invested assets. Our derivative results, including those used to economically hedge insurance liabilities, or those recognized as embedded derivatives at fair value, are also included in Net realized gains (losses) and are similarly excluded from APTOI except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedges or for asset replication. Earned income on such economic hedges is reclassified from Net realized gains and losses to specific APTOI line items based on the economic risk being hedged (e.g., Net investment income and Interest credited to policyholder account balances).
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

Corebridge | Third Quarter 2024 Form 10-Q 13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended September 30, 2024
Premiums	$36	$5	$352	$208	$17	$—	$618	$1	$619
Policy fees	205	113	360	50	—	—	728	—	728
Net investment income(a)	1,461	478	336	568	(5)	(4)	2,834	462	3,296
Net realized gains (losses)(a)(b)	—	—	—	—	53	—	53	(2,380)	(2,327)
Advisory fee and other income	116	88	81	6	9	—	300	—	300
Total adjusted revenues	1,818	684	1,129	832	74	(4)	4,533	(1,917)	2,616
Policyholder benefits	21	9	687	435	—	—	1,152	(3)	1,149
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	603	603
Interest credited to policyholder account balances	744	305	84	215	—	—	1,348	10	1,358
Amortization of deferred policy acquisition costs	153	21	82	4	—	—	260	—	260
Non-deferrable insurance commissions	99	30	7	5	—	—	141	—	141
Advisory fee expenses	38	34	1	—	—	—	73	—	73
General operating expenses	106	97	112	19	71	(1)	404	88	492
Interest expense	—	—	—	—	132	(5)	127	6	133
Net (gain) on divestitures	—	—	—	—	—	—	—	1	1
Total benefits and expenses	1,161	496	973	678	203	(6)	3,505	705	4,210
Noncontrolling interests	—	—	—	—	3	—	3
Adjusted pre-tax operating income (loss)	$657	$188	$156	$154	$(126)	$2	$1,031
Adjustments to:
Total revenue							(1,917)
Total expenses							705
Noncontrolling interests							(3)
Income before income tax expense (benefit)							$(1,594)		$(1,594)

Three Months Ended September 30, 2023
Premiums	$29	$6	$449	$200	$19	$—	$703	$(2)	$701
Policy fees	182	102	371	47	—	—	702	—	702
Net investment income (loss)(a)	1,240	504	313	408	(2)	(7)	2,456	201	2,657
Net realized gains (losses)(a)(b)	—	—	—	—	(5)	—	(5)	1,225	1,220
Advisory fee and other income	107	78	29	1	10	—	225	—	225
Total adjusted revenues	1,558	690	1,162	656	22	(7)	4,081	1,424	5,505
Policyholder benefits	29	12	673	389	—	—	1,103	(1)	1,102
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(418)	(418)
Interest credited to policyholder account balances	582	298	86	165	—	—	1,131	3	1,134
Amortization of deferred policy acquisition costs	150	21	95	2	—	—	268	—	268
Non-deferrable insurance commissions	90	29	22	5	—	—	146	—	146
Advisory fee expenses	35	29	1	—	—	—	65	—	65
General operating expenses	96	109	149	20	85	—	459	152	611
Interest expense	—	—	—	—	132	(4)	128	7	135
Net (gain) on divestitures	—	—	—	—	—	—	—	1	1
Total benefits and expenses	982	498	1,026	581	217	(4)	3,300	(256)	3,044
Noncontrolling interests	—	—	—	—	32	—	32
Adjusted pre-tax operating income (loss)	$576	$192	$136	$75	$(163)	$(3)	$813
Adjustments to:
Total revenue							1,424
Total expenses							(256)
Noncontrolling interests							(32)
Income before income tax expense (benefit)							$2,461		$2,461

Corebridge | Third Quarter 2024 Form 10-Q 14

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Nine Months Ended September 30, 2024
Premiums	$107	$10	$1,117	$2,171	$55	$—	$3,460	$1	$3,461
Policy fees	596	328	1,094	145	—	—	2,163	—	2,163
Net investment income(a)	4,205	1,460	984	1,544	3	(17)	8,179	1,029	9,208
Net realized gains (losses)(a)(b)	—	—	—	—	36	—	36	(3,430)	(3,394)
Advisory fee and other income	340	254	82	8	40	—	724	—	724
Total adjusted revenues	5,248	2,052	3,277	3,868	134	(17)	14,562	(2,400)	12,162
Policyholder benefits	90	10	2,062	2,852	—	—	5,014	(9)	5,005
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	259	259
Interest credited to policyholder account balances	2,078	903	251	571	—	—	3,803	28	3,831
Amortization of deferred policy acquisition costs	454	63	260	10	—	—	787	—	787
Non-deferrable insurance commissions	283	89	42	15	1	—	430	—	430
Advisory fee expenses	111	99	2	—	—	—	212	—	212
General operating expenses	332	305	355	58	232	(1)	1,281	315	1,596
Interest expense	—	—	—	—	401	(15)	386	23	409
Net (gain) on divestitures	—	—	—	—	—	—	—	(245)	(245)
Total benefits and expenses	3,348	1,469	2,972	3,506	634	(16)	11,913	371	12,284
Noncontrolling interests	—	—	—	—	78	—	78
Adjusted pre-tax operating income (loss)	$1,900	$583	$305	$362	$(422)	$(1)	$2,727
Adjustments to:
Total revenue							(2,400)
Total expenses							371
Noncontrolling interests							(78)
Income before income tax expense (benefit)							$(122)		$(122)

Nine Months Ended September 30, 2023
Premiums	$173	$16	$1,317	$3,686	$59	$—	$5,251	$(2)	$5,249
Policy fees	528	304	1,117	145	—	—	2,094	—	2,094
Net investment income(a)	3,592	1,508	957	1,147	85	(18)	7,271	795	8,066
Net realized gains (losses)(a)(b)	—	—	—	—	0	—	—	(558)	(558)
Advisory fee and other income	318	230	84	1	40	—	673	—	673
Total adjusted revenues	4,611	2,058	3,475	4,979	184	(18)	15,289	235	15,524
Policyholder benefits	165	27	2,102	4,188	(3)	—	6,479	(6)	6,473
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(484)	(484)
Interest credited to policyholder account balances	1,654	883	253	421	—	—	3,211	27	3,238
Amortization of deferred policy acquisition costs	425	62	289	6	—	—	782	—	782
Non-deferrable insurance commissions	270	90	60	14	1	—	435	—	435
Advisory fee expenses	105	87	2	—	—	—	194	—	194
General operating expenses	308	334	475	64	261	—	1,442	355	1,797
Interest expense	—	—	—	—	433	(14)	419	22	441
Net (gain) on divestitures	—	—	—	—	—	—	—	(55)	(55)
Total benefits and expenses	2,927	1,483	3,181	4,693	692	(14)	12,962	(141)	12,821
Noncontrolling interests	—	—	—	—	46	—	46
Adjusted pre-tax operating income (loss)	$1,684	$575	$294	$286	$(462)	$(4)	$2,373
Adjustments to:
Total revenue							235
Total expenses							(141)
Noncontrolling interests							(46)
Income before income tax expense (benefit)							$2,703		$2,703
(a)Adjustments include Fortitude Re activity of $(0.8) billion and $1.1 billion for the three months ended September 30, 2024 and 2023, respectively, and $(379) million and $736 million for the nine months ended September 30, 2024 and 2023, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.

Corebridge | Third Quarter 2024 Form 10-Q 15

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

Corebridge | Third Quarter 2024 Form 10-Q 16

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$—	$1,471	$—	$—	$—	$1,471
Obligations of states, municipalities and political subdivisions	—	4,265	850	—	—	5,115
Non-U.S. governments	—	3,973	—	—	—	3,973
Corporate debt	—	108,492	1,551	—	—	110,043
RMBS(b)	—	10,524	6,613	—	—	17,137
CMBS	—	9,569	676	—	—	10,245
CLO	—	9,185	2,040	—	—	11,225
ABS	—	1,397	17,618	—	—	19,015
Total bonds available-for-sale	—	148,876	29,348	—	—	178,224
Other bond securities:
U.S. government and government sponsored entities	—	—	—	—	—	—
Obligations of states, municipalities and political subdivisions	—	40	1	—	—	41
Non-U.S. governments	—	29	—	—	—	29
Corporate debt	—	2,832	205	—	—	3,037
RMBS(c)	—	61	105	—	—	166
CMBS	—	220	14	—	—	234
CLO	—	426	61	—	—	487
ABS	—	75	1,250	—	—	1,325
Total other bond securities	—	3,683	1,636	—	—	5,319
Equity securities	217	—	41	—	—	258
Other invested assets(d)	—	—	1,817	—	—	1,817
Derivative assets:
Interest rate contracts	—	3,419	343	—	—	3,762
Foreign exchange contracts	—	885	—	—	—	885
Equity contracts	9	2,935	1,407	—	—	4,351
Credit contracts	—	134	—	—	—	134
Other contracts	—	1	12	—	—	13
Counterparty netting and cash collateral	—	—	—	(5,611)	(2,837)	(8,448)
Total derivative assets	9	7,374	1,762	(5,611)	(2,837)	697
Short-term investments	14	502	—	—	—	516
Market risk benefit assets	—	—	1,164	—	—	1,164
Separate account assets	92,943	3,425	—	—	—	96,368
Total	$93,183	$163,860	$35,768	$(5,611)	$(2,837)	$284,363
Liabilities:
Policyholder contract deposits(e)	$—	$183	$10,089	$—	$—	$10,272
Derivative liabilities:
Interest rate contracts	—	3,419	—	—	—	3,419
Foreign exchange contracts	—	583	—	—	—	583
Equity contracts	5	2,018	75	—	—	2,098
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	1	—	—	1
Counterparty netting and cash collateral	—	—	—	(5,611)	(281)	(5,892)
Total derivative liabilities	5	6,020	76	(5,611)	(281)	209
Fortitude Re funds withheld payable(f)	—	—	3,341	—	—	3,341
Market risk benefit liabilities	—	—	6,276	—	—	6,276
Total	$5	$6,203	$19,782	$(5,611)	$(281)	$20,098

Corebridge | Third Quarter 2024 Form 10-Q 17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

December 31, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$20	$1,200	$—	$—	$—	$1,220
Obligations of states, municipalities and political subdivisions	—	4,987	844	—	—	5,831
Non-U.S. governments	—	4,057	—	—	—	4,057
Corporate debt	—	104,725	1,357	—	—	106,082
RMBS(b)	—	8,423	5,854	—	—	14,277
CMBS	—	9,373	608	—	—	9,981
CLO	—	9,301	1,843	—	—	11,144
ABS	—	1,029	12,906	—	—	13,935
Total bonds available-for-sale	20	143,095	23,412	—	—	166,527
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	39	1	—	—	40
Non-U.S. governments	—	13	—	—	—	13
Corporate debt	—	2,486	167	—	—	2,653
RMBS(c)	—	63	107	—	—	170
CMBS	—	211	17	—	—	228
CLO	—	354	69	—	—	423
ABS	—	89	962	—	—	1,051
Total other bond securities	—	3,255	1,323	—	—	4,578
Equity securities	21	—	42	—	—	63
Other invested assets(d)	—	—	1,850	—	—	1,850
Derivative assets:
Interest rate contracts	—	2,498	449	—	—	2,947
Foreign exchange contracts	—	940	—	—	—	940
Equity contracts	7	1,186	824	—	—	2,017
Credit contracts	—	8	—	—	—	8
Other contracts	—	1	12	—	—	13
Counterparty netting and cash collateral	—	—	—	(3,646)	(1,886)	(5,532)
Total derivative assets	7	4,633	1,285	(3,646)	(1,886)	393
Short-term investments	21	1,387	—	—	—	1,408
Market risk benefit assets	—	—	912	—	—	912
Separate account assets	87,813	3,192	—	—	—	91,005
Total (g)	$87,882	$155,562	$28,824	$(3,646)	$(1,886)	$266,736
Liabilities:
Policyholder contract deposits(e)	$—	$108	$7,942	$—	$—	$8,050
Derivative liabilities:
Interest rate contracts	—	3,278	—	—	—	3,278
Foreign exchange contracts	—	563	—	—	—	563
Equity contracts	2	680	63	—	—	745
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(3,646)	(801)	(4,447)
Total derivative liabilities	2	4,521	65	(3,646)	(801)	141
Fortitude Re funds withheld payable(f)	—	—	2,182	—	—	2,182
Market risk benefit liabilities	—	—	5,705	—	—	5,705
Total	$2	$4,629	$15,894	$(3,646)	$(801)	$16,078
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Includes investments in residential-backed mortgage securities (“RMBS”) issued by related parties of $— million and $— million classified as Level 2 and Level 3, respectively, as of September 30, 2024. Additionally, includes investments in RMBS issued by related parties of $36 million and $7 million classified as Level 2 and Level 3, respectively, as of December 31, 2023.
(c)Includes $— million and less than $1 million of investments in RMBS issued by related parties classified as Level 2 as of September 30, 2024 and December 31, 2023.
(d)Excludes investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent), which totaled $5.9 billion and $5.8 billion as of September 30, 2024 and December 31, 2023, respectively.
(e)Excludes basis adjustments for fair value hedges.

Corebridge | Third Quarter 2024 Form 10-Q 18

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
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and nine months ended September 30, 2024 and 2023 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2024 and 2023:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$796	$(1)	$55	$—	$—	$—	$—	$850	$—	$53
Corporate debt	1,393	8	44	(46)	241	(89)	—	1,551	—	46
RMBS	6,453	82	242	(20)	—	(144)	—	6,613	—	234
CMBS	529	13	52	(27)	118	(9)	—	676	—	40
CLO	1,772	34	(39)	326	10	(63)	—	2,040	—	(26)
ABS	16,355	148	311	729	77	(2)	—	17,618	—	315
Total bonds available-for-sale	27,298	284	665	962	446	(307)	—	29,348	—	662
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	195	7	—	—	3	—	—	205	7	—
RMBS	103	5	—	(1)	—	(2)	—	105	4	—
CMBS	17	1	—	(4)	—	—	—	14	1	—
CLO	61	(1)	—	8	—	(7)	—	61	(1)	—
ABS	1,193	45	—	11	1	—	—	1,250	32	—
Total other bond securities	1,570	57	—	14	4	(9)	—	1,636	43	—
Equity securities	48	—	—	—	—	—	(7)	41	—	—
Other invested assets	1,655	17	15	130	—	—	—	1,817	15	—
Total(a)	$30,571	$358	$680	$1,106	$450	$(316)	$(7)	$32,842	$58	$662
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,036	$953	$—	$100	$—	$—	$—	$10,089	$(262)	$—
Derivative liabilities, net:
Interest rate contracts	(423)	76	—	(2)	—	—	6	(343)	(76)	—
Equity contracts	(1,023)	(364)	—	56	—	—	(1)	(1,332)	305	—
Other contracts	(12)	(15)	—	15	—	—	1	(11)	14	—
Total derivative liabilities, net(b)	(1,458)	(303)	—	69	—	—	6	(1,686)	243	—
Fortitude Re funds withheld payable	1,913	1,509	—	(81)	—	—	—	3,341	(861)	—
Total(c)	$9,491	$2,159	$—	$88	$—	$—	$6	$11,744	$(880)	$—

Corebridge | Third Quarter 2024 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other(d)	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$853	$(2)	$(77)	$(12)	$—	$—	$—	$762	$—	$(81)
Corporate debt	1,303	(3)	(65)	(13)	147	(185)	—	1,184	—	(70)
RMBS	5,753	74	(66)	(13)	1	(22)	—	5,727	—	(106)
CMBS	505	5	(28)	(2)	33	—	—	513	—	(27)
CLO	1,708	24	32	(40)	2	(11)	72	1,787	—	34
ABS	11,127	41	(167)	477	551	(2)	—	12,027	—	(153)
Total bonds available-for-sale	21,249	139	(371)	397	734	(220)	72	22,000	—	(403)
Other bond securities:
Obligations of states, municipalities and political subdivisions	3	—	—	(2)	—	—	—	1	—	—
Corporate debt	110	1	—	65	—	—	—	176	3	—
RMBS	112	(4)	—	(2)	—	—	—	106	(4)	—
CMBS	26	(2)	—	—	—	—	—	24	(3)	—
CLO	25	5	—	(3)	—	(2)	44	69	3	—
ABS	864	(2)	—	(33)	—	—	—	829	(10)	—
Total other bond securities	1,140	(2)	—	25	—	(2)	44	1,205	(11)	—
Equity securities	44	—	—	1	1	—	—	46	—	—
Other invested assets	1,914	(17)	(13)	72	34	—	—	1,990	(14)	—
Total(a)	$24,347	$120	$(384)	$495	$769	$(222)	$116	$25,241	$(25)	$(403)

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$6,813	$(716)	$—	$230	$—	$—	$—	$6,327	$972	$—
Derivative liabilities, net:
Interest rate contracts	(328)	(183)	—	(10)	—	—	—	(521)	150	—
Equity contracts	(639)	244	—	(121)	—	—	148	(368)	(148)	—
Other contracts	(15)	(16)	—	15	—	—	—	(16)	16	—
Total derivative liabilities, net(b)	(982)	45	—	(116)	—	—	148	(905)	18	—
Fortitude Re funds withheld payable	1,460	(1,080)	—	(177)	—	—	—	203	1,061	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$7,291	$(1,751)	$—	$(63)	$—	$—	$148	$5,625	$2,051	$—

Corebridge | Third Quarter 2024 Form 10-Q 20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$844	$(1)	$8	$(1)	$—	$—	$—	$850	$—	$4
Corporate debt	1,357	9	47	(116)	668	(414)	—	1,551	—	5
RMBS	5,854	224	218	592	21	(294)	(2)	6,613	—	211
CMBS	608	11	101	(154)	245	(135)	—	676	—	45
CLO	1,843	31	20	404	42	(300)	—	2,040	—	20
ABS	12,906	338	474	3,318	916	(334)	—	17,618	—	459
Total bonds available-for-sale	23,412	612	868	4,043	1,892	(1,477)	(2)	29,348	—	744
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	167	23	—	10	5	—	—	205	23	—
RMBS	107	7	—	(7)	—	(2)	—	105	5	—
CMBS	17	1	—	(4)	—	—	—	14	1	—
CLO	69	(1)	—	1	—	(8)	—	61	—	—
ABS	962	79	—	192	21	(4)	—	1,250	47	—
Total other bond securities	1,323	109	—	192	26	(14)	—	1,636	76	—
Equity securities	42	1	—	5	—	—	(7)	41	—	—
Other invested assets	1,850	(65)	4	88	—	(44)	(16)	1,817	(72)	—
Total(a)	$26,627	$657	$872	$4,328	$1,918	$(1,535)	$(25)	$32,842	$4	$744

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$7,942	$1,677	$—	$470	$—	$—	$—	$10,089	$(74)	$—
Derivative liabilities, net:
Interest rate contracts	(449)	(151)	—	(82)	—	—	339	(343)	234	—
Equity contracts	(761)	(512)	—	(72)	—	—	13	(1,332)	476	—
Other contracts	(10)	(45)	—	44	—	—	—	(11)	44	—
Total derivative liabilities, net(b)	(1,220)	(708)	—	(110)	—	—	352	(1,686)	754	—
Fortitude Re funds withheld payable	2,182	1,451	—	(292)	—	—	—	3,341	(395)	—
Total(c)	$8,904	$2,420	$—	$68	$—	$—	$352	$11,744	$285	$—

Corebridge | Third Quarter 2024 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$805	$(2)	$(26)	$(15)	$—	$—	$—	$762	$—	$(54)
Corporate debt	1,968	(95)	(23)	(40)	358	(968)	(16)	1,184	—	(52)
RMBS	5,670	230	27	(195)	33	(38)	—	5,727	—	(41)
CMBS	718	5	(69)	(42)	57	(156)	—	513	—	(98)
CLO	1,670	(21)	58	(85)	67	(165)	263	1,787	—	(13)
ABS	9,595	136	(1)	1,717	589	(9)	—	12,027	—	(36)
Total bonds available-for-sale	20,426	253	(34)	1,340	1,104	(1,336)	247	22,000	—	(294)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	1	—	—	—	1	—	—
Corporate debt	417	2	—	(51)	—	(192)	—	176	2	—
RMBS	107	2	—	(3)	—	—	—	106	(1)	—
CMBS	28	(4)	—	—	—	—	—	24	(4)	—
CLO	11	14	—	(49)	39	(44)	98	69	3	—
ABS	741	18	—	105	—	(35)	—	829	(4)	—
Total other bond securities	1,304	32	—	3	39	(271)	98	1,205	(4)	—
Equity securities	26	—	—	26	1	(7)	—	46	—	—
Other invested assets	1,832	(80)	(6)	210	34	—	—	1,990	(77)	—
Total(a)	$23,588	$205	$(40)	$1,579	$1,178	$(1,614)	$345	$25,241	$(81)	$(294)
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,367	$94	$—	$866	$—	$—	$—	$6,327	$296	$—
Derivative liabilities, net:
Interest rate contracts	(303)	(68)	—	(150)	—	—	—	(521)	95	—
Equity contracts	(267)	44	—	(436)	—	—	291	(368)	(8)	—
Other contracts	(14)	(48)	—	46	—	—	—	(16)	48	—
Total derivative liabilities, net(b)	(584)	(72)	—	(540)	—	—	291	(905)	135	—
Fortitude Re funds withheld payable	1,262	(177)	—	(882)	—	—	—	203	641	—
Debt of consolidated investment entities	6	1	—	(7)	—	—	—	—	—	—
Total(c)	$6,051	$(154)	$—	$(563)	$—	$—	$291	$5,625	$1,072	$—
(a)Excludes MRB assets of $1.2 billion at September 30, 2024 and $978 million at September 30, 2023. Refer to Note 14 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $6.3 billion at September 30, 2024 and $4.5 billion at September 30, 2023. Refer to Note 14 for additional information.

Corebridge | Third Quarter 2024 Form 10-Q 22

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended September 30, 2024
Assets:
Bonds available-for-sale	$—	$239	$45	$—	$284
Other bond securities	—	57	—	—	57
Equity securities	—	—	—	—	—
Other invested assets	—	14	3	—	17
Three Months Ended September 30, 2023
Assets:
Bonds available-for-sale	$—	$162	$(23)	$—	$139
Other bond securities	—	(2)	—	—	(2)
Equity securities	—	—	—	—	—
Other invested assets	—	(14)	(3)	—	(17)
Nine Months Ended September 30, 2024
Assets:
Bonds available-for-sale	$—	$598	$14	$—	$612
Other bond securities	—	109	—	—	109
Equity securities	—	1	—	—	1
Other invested assets	—	(70)	5	—	(65)
Nine Months Ended September 30, 2023
Assets:
Bonds available-for-sale	$—	$312	$(59)	$—	$253
Other bond securities	—	32	—	—	32
Equity securities	—	—	—	—	—
Other invested assets	—	(78)	(2)	—	(80)
Three Months Ended September 30, 2024
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(953)	$—	$(953)
Derivative liabilities, net	15	—	285	3	303
Fortitude Re funds withheld payable	—	—	(1,509)	—	(1,509)
Market risk benefit liabilities, net(c)	—	—	(4)	(609)	(613)
Three Months Ended September 30, 2023
Liabilities:
Policyholder contract deposits(b)	$—	$—	$716	$—	$716
Derivative liabilities, net	16	—	(265)	204	(45)
Fortitude Re funds withheld payable	—	—	1,080	—	1,080
Market risk benefit liabilities, net(c)	—	—	1	879	880
Debt of consolidated investment entities	—	—	—	—	—
Nine Months Ended September 30, 2024
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(1,677)	$—	$(1,677)
Derivative liabilities, net	44	—	724	(60)	708
Fortitude Re funds withheld payable	—	—	(1,451)	—	(1,451)
Market risk benefit liabilities, net(c)	—	—	—	589	589
Nine Months Ended September 30, 2023
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(94)	$—	$(94)
Derivative liabilities, net	47	—	(34)	59	72
Fortitude Re funds withheld payable	—	—	177	—	177
Market risk benefit liabilities, net(c)	—	—	4	1,676	1,680
Debt of consolidated investment entities	—	(1)	—	—	(1)
(a)The portion of the fair value change attributable to our own credit risk is recognized in Other comprehensive income (loss) (“OCI”).
(b)Primarily embedded derivatives.
(c)Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | Third Quarter 2024 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and nine months ended September 30, 2024 and 2023 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Three Months Ended September 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$12	$(12)	$—	$—
Corporate debt	300	(271)	(75)	(46)
RMBS	405	(191)	(234)	(20)
CMBS	48	(62)	(13)	(27)
CLO	837	(151)	(360)	326
ABS	1,585	(353)	(503)	729
Total bonds available-for-sale	3,187	(1,040)	(1,185)	962
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	—	—	—	—
RMBS	—	—	(1)	(1)
CMBS	—	(4)	—	(4)
CLO	8	—	—	8
ABS	119	(36)	(72)	11
Total other bond securities	127	(40)	(73)	14
Equity securities	—	—	—	—
Other invested assets	138	—	(8)	130
Total assets*	$3,452	$(1,080)	$(1,266)	$1,106
Liabilities:
Policyholder contract deposits	$—	$420	$(320)	$100
Derivative liabilities, net	—	—	69	69
Fortitude Re funds withheld payable	—	—	(81)	(81)
Total liabilities	$—	$420	$(332)	$88

Corebridge | Third Quarter 2024 Form 10-Q 24

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Three Months Ended September 30, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$(12)	$—	$(12)
Corporate debt	192	(30)	(175)	(13)
RMBS	175	—	(188)	(13)
CMBS	—	—	(2)	(2)
CLO	18	(7)	(51)	(40)
ABS	510	—	(33)	477
Total bonds available-for-sale	895	(49)	(449)	397
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	(2)	—	(2)
Corporate debt	89	—	(24)	65
RMBS	—	—	(2)	(2)
CMBS	—	—	—	—
CLO	—	—	(3)	(3)
ABS	35	(8)	(60)	(33)
Total other bond securities	124	(10)	(89)	25
Equity securities	1	—	—	1
Other invested assets	74	—	(2)	72
Total assets*	$1,094	$(59)	$(540)	$495
Liabilities:
Policyholder contract deposits	$—	$348	$(118)	$230
Derivative liabilities, net	(28)	—	(88)	(116)
Fortitude Re funds withheld payable	—	—	(177)	(177)
Debt of consolidated investment entities	—	—	—	—
Total liabilities	$(28)	$348	$(383)	$(63)

Nine Months Ended September 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$12	$(12)	$(1)	$(1)
Corporate debt	369	(279)	(206)	(116)
RMBS	1,444	(240)	(612)	592
CMBS	57	(92)	(119)	(154)
CLO	1,057	(153)	(500)	404
ABS	5,276	(456)	(1,502)	3,318
Total bonds available-for-sale	8,215	(1,232)	(2,940)	4,043
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	10	—	—	10
RMBS	—	—	(7)	(7)
CMBS	—	(4)	—	(4)
CLO	17	—	(16)	1
ABS	376	(36)	(148)	192
Total other bond securities	403	(40)	(171)	192
Equity securities	7	(2)	—	5
Other invested assets	227	—	(139)	88
Total assets*	$8,852	$(1,274)	$(3,250)	$4,328
Liabilities:
Policyholder contract deposits	$—	$1,144	$(674)	$470
Derivative liabilities, net	—	—	(110)	(110)
Fortitude Re funds withheld payable	—	—	(292)	(292)
Total liabilities	$—	$1,144	$(1,076)	$68

Corebridge | Third Quarter 2024 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Nine Months Ended September 30, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$(12)	$(3)	$(15)
Corporate debt	222	(30)	(232)	(40)
RMBS	406	(42)	(559)	(195)
CMBS	9	(27)	(24)	(42)
CLO	100	(7)	(178)	(85)
ABS	1,713	—	4	1,717
Total bonds available-for-sale	2,450	(118)	(992)	1,340
Other bond securities:
Obligations of states, municipalities and political subdivisions	3	(2)	—	1
Corporate debt	156	—	(207)	(51)
RMBS	6	—	(9)	(3)
CMBS	—	—	—	—
CLO	1	—	(50)	(49)
ABS	148	(8)	(35)	105
Total other bond securities	314	(10)	(301)	3
Equity securities	26	—	—	26
Other invested assets	225	—	(15)	210
Total assets*	$3,015	$(128)	$(1,308)	$1,579
Liabilities:
Policyholder contract deposits	$—	$1,076	$(210)	$866
Derivative liabilities, net	(229)	—	(311)	(540)
Fortitude Re funds withheld payable	—	—	(882)	(882)
Debt of consolidated investment entities	—	—	(7)	(7)
Total liabilities	$(229)	$1,076	$(1,410)	$(563)
*There were no issuances during the three and nine months ended September 30, 2024 and 2023 for invested assets.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2024 and 2023 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $(4) million and $6 million of net gains (losses) related to assets transferred into Level 3 during the three months ended September 30, 2024 and 2023, respectively, and $(9) million and $13 million of net gains (losses) related to assets transferred into Level 3 during the nine months ended September 30, 2024 and 2023, respectively, and includes $(3) million and $(22) million of net gains (losses) related to assets transferred out of Level 3 during the three months ended September 30, 2024 and 2023, respectively, and $10 million and $(12) million of net gains (losses) related to assets transferred out of Level 3 during the nine months ended September 30, 2024 and 2023, respectively.
Transfers of Level 3 Assets
During the three and nine months ended September 30, 2024 and 2023, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage backed securities (“CMBS”), collateralized loan obligations (“CLO”) and asset-backed securities (“ABS”). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

Corebridge | Third Quarter 2024 Form 10-Q 26

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

During the three and nine months ended September 30, 2024 and 2023, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO, ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and nine months ended September 30, 2024 and 2023.
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

(in millions)	Fair Value at September 30, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$826	Discounted cash flow	Yield	4.89% - 5.30% (5.09%)
Corporate debt	$1,347	Discounted cash flow	Yield	4.52% - 7.77% (6.15%)
RMBS(c)	$3,184	Discounted cash flow	Prepayment Speed	4.00% - 8.98% (6.49%)
			Default Rate	0.65% - 2.39% (1.52%)
			Yield	5.13% - 6.28% (5.71%)
			Loss Severity	42.30% - 78.34% (60.32%)
CLO(c)	$1,984	Discounted cash flow	Yield	5.65% - 6.84% (6.24%)
ABS(c)	$15,326	Discounted cash flow	Yield	4.93% - 7.05% (5.99%)
CMBS	$652	Discounted cash flow	Yield	4.90% - 19.64% (11.58%)
Market risk benefit assets	$1,164	Discounted cash flow	Equity volatility	6.25% - 49.65%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 20.50%
			NPA(h)	0.00% - 2.35%
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$1,792	Discounted cash flow	Equity volatility	6.25% - 49.65%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 20.50%
			NPA(h)	0.00% - 2.35%
Fixed annuities guaranteed benefits	$1,508	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.00% - 2.35%

Corebridge | Third Quarter 2024 Form 10-Q 27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at September 30, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Fixed index annuities guaranteed benefits	$2,976	Discounted cash flow	Equity volatility	6.25% - 49.65%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 20.50%
			NPA(h)	0.00% - 2.35%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$8,905	Discounted cash flow	Equity volatility	6.25% - 49.65%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option Budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 20.50%
			NPA(h)	0.00% - 2.35%
Index universal life	$1,184	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity Volatility	5.85% - 19.77%
			NPA(h)	0.00% - 2.35%

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$821	Discounted cash flow	Yield	4.97% - 5.31% (5.14%)
Corporate debt	$1,471	Discounted cash flow	Yield	5.26% - 8.16% (6.71%)
RMBS(c)	$3,315	Discounted cash flow	Prepayment Speed	4.31% - 9.86% (7.09%)
			Default Rate	0.73% - 2.52% (1.63%)
			Yield	6.11% - 7.40% (6.75%)
			Loss Severity	30.64% - 91.03% (60.83%)
CLO(c)	$1,697	Discounted cash flow	Yield	6.06% - 7.81% (6.93%)
ABS(c)	$11,367	Discounted cash flow	Yield	5.63% - 7.82% (6.73%)
CMBS	$565	Discounted cash flow	Yield	5.49% - 17.84% (11.66%)
Market risk benefit assets	$912	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$2,174	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%

Corebridge | Third Quarter 2024 Form 10-Q 28

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Fixed annuities guaranteed benefits	$1,111	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(g)	0.00% - 2.29%
Fixed index annuities guaranteed benefits	$2,420	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$6,953	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option Budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Index universal life	$989	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity Volatility	5.85% - 20.36%
			NPA(h)	0.00% - 2.29%
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
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $1.8 billion and $1.5 billion at September 30, 2024 and December 31, 2023, respectively.
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

Corebridge | Third Quarter 2024 Form 10-Q 29

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

Corebridge | Third Quarter 2024 Form 10-Q 30

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
INVESTMENTS IN CERTAIN ENTITIES CARRIED AT FAIR VALUE USING NET ASSET VALUE PER SHARE
The following table includes information related to our investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring basis, we use the net asset value per share to measure fair value:

		September 30, 2024		December 31, 2023
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,687	$1,867	$2,445	$1,755
Real estate	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	1,033	551	1,074	540
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	192	81	203	91
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	474	101	485	109
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	113	30	152	42
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	1,240	207	1,182	233
Total private equity funds		5,739	2,837	5,541	2,770
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	4	—	4	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	162	—	161	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	1	—	69	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	39	—	65	—
Total hedge funds		206	—	299	—
Total		$5,945	$2,837	$5,840	$2,770

Corebridge | Third Quarter 2024 Form 10-Q 31

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
FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Assets:
Other bond securities(a)	$252	$(28)	$427	$101
Alternative investments(b)	90	35	199	116
Total assets	342	7	626	217
Liabilities:
Policyholder contract deposits(c)	(4)	6	(1)	8
Total liabilities	(4)	6	(1)	8
Total gain (loss)	$338	$13	$625	$225
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
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2024	2023	2024	2023
September 30, 2024
Other investments	$—	$—	$101	$101	$5	$9	$51	$9
Total	$—	$—	$101	$101	$5	$9	$51	$9
December 31, 2023
Other investments	$—	$—	$80	$80
Total	$—	$—	$80	$80

Corebridge | Third Quarter 2024 Form 10-Q 32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
September 30, 2024
Assets:
Mortgage and other loans receivable	$—	$29	$49,588	$49,617	$51,653
Other invested assets	—	277	—	277	277
Short-term investments	—	4,382	—	4,382	4,382
Cash	530	—	—	530	530
Other assets	13	2	—	15	14
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	78	143,800	143,878	148,620
Fortitude Re funds withheld payable	—	—	22,568	22,568	22,568
Other liabilities	—	5,040	—	5,040	5,040
Short-term debt	—	—	—	—	—
Long-term debt	—	9,632	—	9,632	9,865
Debt of consolidated investment entities	—	30	2,004	2,034	2,149
Separate account liabilities - investment contracts	—	92,301	—	92,301	92,301
December 31, 2023
Assets:
Mortgage and other loans receivable	$—	$30	$43,919	$43,949	$46,867
Other invested assets	—	268	—	268	268
Short-term investments(a)	—	2,928	—	2,928	2,928
Cash(b)	612	—	—	612	612
Other assets	13	—	—	13	13
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	90	130,094	130,184	140,652
Fortitude Re funds withheld payable	—	—	23,775	23,775	23,775
Other liabilities	—	2,467	—	2,467	2,467
Short-term debt	—	250	—	250	250
Long-term debt	—	8,722	—	8,722	9,118
Debt of consolidated investment entities	—	43	2,230	2,273	2,504
Separate account liabilities - investment contracts	—	87,215	—	87,215	87,215
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

Corebridge | Third Quarter 2024 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE-FOR-SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs(a)	Allowance for Credit Losses(b)	Gross Unrealized Gains(c)	Gross Unrealized Losses(c)	Fair Value(a)
September 30, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,682	$—	$28	$(239)	$1,471
Obligations of states, municipalities and political subdivisions	5,625	—	54	(564)	5,115
Non-U.S. governments	4,534	—	54	(615)	3,973
Corporate debt	121,754	(129)	1,824	(13,406)	110,043
Mortgage-backed, asset-backed and collateralized:
RMBS	16,931	(14)	787	(567)	17,137
CMBS	10,887	(16)	77	(703)	10,245
CLO	11,126	—	161	(62)	11,225
ABS	19,535	—	241	(761)	19,015
Total mortgage-backed, asset-backed and collateralized	58,479	(30)	1,266	(2,093)	57,622
Total bonds available-for-sale	$192,074	$(159)	$3,226	$(16,917)	$178,224

December 31, 2023
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,436	$—	$17	$(233)	$1,220
Obligations of states, municipalities and political subdivisions	6,466	—	58	(693)	5,831
Non-U.S. governments	4,695	(2)	43	(679)	4,057
Corporate debt	120,654	(71)	1,294	(15,795)	106,082
Mortgage-backed, asset-backed and collateralized:
RMBS	14,491	(25)	599	(788)	14,277
CMBS	11,045	(30)	22	(1,056)	9,981
CLO	11,203	—	90	(149)	11,144
ABS	14,956	—	63	(1,084)	13,935
Total mortgage-backed, asset-backed and collateralized	51,695	(55)	774	(3,077)	49,337
Total bonds available-for-sale	$184,946	$(128)	$2,186	$(20,477)	$166,527
(a)The table above includes available-for-sale securities issued by related parties. This includes RMBS which had a fair value of $— million and $43 million, and an amortized cost of $— million and $45 million as of September 30, 2024 and December 31, 2023, respectively.
(b)Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(c)At September 30, 2024 includes mark-to-market movement (“MTM”) relating to embedded derivatives.

Corebridge | Third Quarter 2024 Form 10-Q 34

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

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*
September 30, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$29	$5	$740	$234	$769	$239
Obligations of states, municipalities and political subdivisions	343	45	3,742	519	4,085	564
Non-U.S. governments	438	88	2,641	527	3,079	615
Corporate debt	11,570	1,944	64,728	11,401	76,298	13,345
RMBS	1,076	30	5,438	523	6,514	553
CMBS	739	35	6,439	659	7,178	694
CLO	1,269	36	1,047	26	2,316	62
ABS	1,678	105	8,207	656	9,885	761
Total bonds available-for-sale	$17,142	$2,288	$92,982	$14,545	$110,124	$16,833

December 31, 2023
Bonds available-for-sale:
U.S. government and government sponsored entities	$22	$3	$746	$230	$768	$233
Obligations of states, municipalities and political subdivisions	1,124	110	3,676	583	4,800	693
Non-U.S. governments	470	82	2,981	592	3,451	674
Corporate debt	11,338	1,760	75,045	14,009	86,383	15,769
RMBS	2,676	174	4,855	577	7,531	751
CMBS	1,840	159	6,570	886	8,410	1,045
CLO	2,992	60	3,823	89	6,815	149
ABS	2,599	110	8,138	974	10,737	1,084
Total bonds available-for-sale	$23,061	$2,458	$105,834	$17,940	$128,895	$20,398
*At September 30, 2024 includes mark to market movement relating to embedded derivatives.
At September 30, 2024, we held 12,681 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 11,243 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2023, we held 15,034 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 12,787 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2024 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available-for-Sale
The following table presents the amortized cost and fair value of fixed maturity securities available-for-sale by contractual maturity:

	Total Fixed Maturity Securities Available-for-sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
September 30, 2024
Due in one year or less	$2,969	$2,952
Due after one year through five years	23,735	23,586
Due after five years through ten years	25,146	24,303
Due after ten years	81,616	69,761
Mortgage-backed, asset-backed and collateralized	58,449	57,622
Total	$191,915	$178,224

Corebridge | Third Quarter 2024 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$25	$(113)	$14	$(23)	$40	$(1,012)	$98	$(441)
For the three and nine months ended September 30, 2024, the aggregate fair value of available-for-sale securities sold was $0.7 billion and $5.7 billion, respectively, which resulted in Net realized gains (losses) of $(88) million and $(972) million, respectively. Included within the Net realized gains (losses) are $(1) million and $(72) million of Net realized gains (losses) for the three and nine months ended September 30, 2024, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These Net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
For the three and nine months ended September 30, 2023, the aggregate fair value of available-for-sale securities sold was $0.5 billion and $6.2 billion, respectively, which resulted in Net realized gains (losses) of $(9) million and $(343) million, respectively. Included within the Net realized gains (losses) are $(5) million and $(68) million of Net realized gains (losses) for the three and nine months ended September 30, 2023, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These Net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	September 30, 2024		December 31, 2023
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$41	1%	$40	1%
Non-U.S. governments	29	—	13	—
Corporate debt	3,037	54	2,653	57
Mortgage-backed, asset-backed and collateralized:
RMBS	166	3	170	4
CMBS	234	4	228	5
CLO	487	9	423	9
ABS	1,325	24	1,051	23
Total mortgage-backed, asset-backed and collateralized	2,212	40	1,872	41
Total fixed maturity securities	5,319	95	4,578	99
Equity securities	258	5	63	1
Total	$5,577	100%	$4,641	100%

Corebridge | Third Quarter 2024 Form 10-Q 36

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	September 30, 2024	December 31, 2023
Alternative investments(a)(b)	$7,803	$7,690
Investment real estate(c)	1,690	1,932
All other investments(d)	594	635
Total	$10,087	$10,257
(a)At September 30, 2024, included hedge funds of $206 million and private equity funds of $7.6 billion. At December 31, 2023, included hedge funds of $299 million and private equity funds of $7.4 billion.
(b)A quarter of our hedge fund investments are in liquid funds and have been redeemed, though due to withdrawal terms they will liquidate over the next three quarters. The remaining three quarters of the portfolio consists of illiquid run-off or “side-pocket” positions whose liquidation horizons are uncertain and likely to extend beyond a year.
(c)Net of accumulated depreciation of $644 million and $680 million as of September 30, 2024 and December 31, 2023, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at September 30, 2024 and December 31, 2023, respectively.
Other Invested Assets – Equity Method Investments
The carrying amount of equity method investments totaled $2.8 billion and $2.9 billion as of September 30, 2024 and December 31, 2023, respectively, representing various ownership percentages each period.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended September 30,
Available-for-sale fixed maturity securities, including short-term investments	$2,202	$182	$2,384	$1,976	$201	$2,177
Other fixed maturity securities	22	230	252	7	(35)	(28)
Equity securities	2	—	2	9	—	9
Interest on mortgage and other loans	657	47	704	529	51	580
Alternative investments*	59	60	119	(7)	25	18
Real estate	7	3	10	9	—	9
Other investments	13	1	14	25	(1)	24
Total investment income	2,962	523	3,485	2,548	241	2,789
Investment expenses	181	8	189	124	8	132
Net investment income	$2,781	$515	$3,296	$2,424	$233	$2,657

Nine Months Ended September 30,
Available-for-sale fixed maturity securities, including short-term investments	$6,560	$560	$7,120	$5,777	$626	$6,403
Other fixed maturity securities	48	379	427	25	76	101
Equity securities	5	—	5	41	—	41
Interest on mortgage and other loans	1,829	143	1,972	1,605	150	1,755
Alternative investments*	59	119	178	72	69	141
Real estate	29	(5)	24	28	—	28
Other investments	40	1	41	36	(1)	35
Total investment income	8,570	1,197	9,767	7,584	920	8,504
Investment expenses	534	25	559	415	23	438
Net investment income	$8,036	$1,172	$9,208	$7,169	$897	$8,066
*Included income from hedge funds and private equity funds. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

Corebridge | Third Quarter 2024 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended September 30,
Sales of fixed maturity securities	$(87)	$(1)	$(88)	$(4)	$(5)	$(9)
Intent to sell	—	—	—	—	—	—
Change in allowance for credit losses on fixed maturity securities	(85)	—	(85)	(41)	(7)	(48)
Change in allowance for credit losses on loans	(15)	2	(13)	(25)	(25)	(50)
Foreign exchange transactions, net of related hedges	(354)	18	(336)	135	(20)	115
Index-Linked interest credited embedded derivatives, net of related hedges	(285)	—	(285)	133	—	133
All other derivatives and hedge accounting*	(195)	131	(64)	141	(170)	(29)
Sales of alternative investments and real estate investments	58	7	65	40	(1)	39
Other	(12)	—	(12)	(11)	—	(11)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(975)	157	(818)	368	(228)	140
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(1,509)	(1,509)	—	1,080	1,080
Net realized gains (losses)	$(975)	$(1,352)	$(2,327)	$368	$852	$1,220

Nine Months Ended September 30,
Sales of fixed maturity securities	$(900)	$(72)	$(972)	$(275)	$(68)	$(343)
Intent to sell	(15)	(32)	(47)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(197)	(7)	(204)	(84)	(9)	(93)
Change in allowance for credit losses on loans	(63)	(1)	(64)	(107)	(52)	(159)
Foreign exchange transactions, net of related hedges	(253)	18	(235)	31	(11)	20
Index-Linked interest credited embedded derivatives, net of related hedges	(367)	—	(367)	(186)	—	(186)
All other derivatives and hedge accounting*	(72)	(9)	(81)	235	(199)	36
Sales of alternative investments and real estate investments	89	3	92	48	(1)	47
Other	(65)	—	(65)	(59)	2	(57)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(1,843)	(100)	(1,943)	(397)	(338)	(735)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(1,451)	(1,451)	—	177	177
Net realized gains (losses)	$(1,843)	$(1,551)	$(3,394)	$(397)	$(161)	$(558)
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$7,030	$(6,369)	$4,721	$(4,133)
Other investments	—	(1)	3	11
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$7,030	$(6,370)	$4,724	$(4,122)
*    Excludes net unrealized gains and losses attributable to business Held-for-sale at September 30, 2023 and December 31, 2023.

Corebridge | Third Quarter 2024 Form 10-Q 38

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

	2024			2023
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Three Months Ended September 30,
Net gains (losses) recognized during the period on equity securities and other investments	$2	$142	$144	$9	$56	$65
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	(4)	2	(2)	26	6	32
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$6	$140	$146	$(17)	$50	$33
Nine Months Ended September 30,
Net gains (losses) recognized during the period on equity securities and other investments	$5	$295	$300	$42	$210	$252
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	12	6	18	59	15	74
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(7)	$289	$282	$(17)	$195	$178
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

	2024			2023
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Three Months Ended September 30,
Balance, beginning of period	$38	$57	$95	$40	$50	$90
Additions:
Securities for which allowance for credit losses were not previously recorded	5	52	57	12	47	59
Reductions:
Securities sold during the period	(3)	—	(3)	(1)	(3)	(4)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	(4)	32	28	3	(14)	(11)
Write-offs charged against the allowance	(5)	(11)	(16)	(16)	(8)	(24)
Other	(1)	(1)	(2)	—	—	—
Balance, end of period	$30	$129	$159	$38	$72	$110

Nine Months Ended September 30,
Balance, beginning of year	$55	$73	$128	$27	$121	$148
Additions:
Securities for which allowance for credit losses were not previously recorded	19	83	102	27	75	102
Reductions:
Securities sold during the period	(18)	(11)	(29)	(2)	(30)	(32)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	42	60	102	2	(11)	(9)
Write-offs charged against the allowance	(68)	(76)	(144)	(16)	(83)	(99)
Other	—	—	—	—	—	—
Balance, end of period	$30	$129	$159	$38	$72	$110

Corebridge | Third Quarter 2024 Form 10-Q 39

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
We did not purchase securities with more-than-insignificant credit deterioration since their origination during the nine months ended September 30, 2024 and 2023.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase agreements:

(in millions)	September 30, 2024	December 31, 2023
Fixed maturity securities available-for-sale	$5,071	$2,655
At September 30, 2024 and December 31, 2023, amounts borrowed under repurchase agreements totaled $5.0 billion and $2.5 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
September 30, 2024
Bonds available-for-sale:
Non-U.S. governments	$—	$52	$—	$—	$—	$52
Corporate debt	13	4,967	39	—	—	5,019
Total	$13	$5,019	$39	$—	$—	$5,071
December 31, 2023
Bonds available-for-sale:
Non-U.S. governments	$—	$209	$—	$—	$—	$209
Corporate debt	38	2,408	—	—	—	2,446
Total	$38	$2,617	$—	$—	$—	$2,655

Corebridge | Third Quarter 2024 Form 10-Q 40

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
There were no securities lending agreements at September 30, 2024 and December 31, 2023.
There were no reverse repurchase agreements at September 30, 2024 and December 31, 2023.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $10.4 billion and $8.1 billion at September 30, 2024 and December 31, 2023, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLB”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $277 million and $268 million of stock in FHLBs at September 30, 2024 and December 31, 2023, respectively. In addition, our subsidiaries have pledged securities available-for-sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.4 billion and $3.1 billion, respectively, at September 30, 2024 and $4.8 billion and $3.0 billion, respectively, at December 31, 2023.
Certain GICs recorded in policyholder contract deposits with a carrying value of $113 million and $53 million at September 30, 2024 and December 31, 2023, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $103 million and $63 million at September 30, 2024 and December 31, 2023, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $616 million and $490 million at September 30, 2024 and December 31, 2023, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modco with funds withheld.

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	September 30, 2024	December 31, 2023
Commercial mortgages(a)	$36,118	$34,172
Residential mortgages	11,115	8,445
Life insurance policy loans	1,742	1,746
Commercial loans, other loans and notes receivable(b)	3,446	3,202
Total mortgage and other loans receivable	52,421	47,565
Allowance for credit losses(c)	(768)	(698)
Mortgage and other loans receivable, net	$51,653	$46,867
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 17% and 10%, respectively, at September 30, 2024, and 19% and 10%, respectively, at December 31, 2023). The weighted average loan-to-value ratio for NY and CA was 63% and 56% at September 30, 2024, respectively, and 61% and 55% at December 31, 2023, respectively. The debt service coverage ratio for NY and CA was 1.9X and 2.1X at September 30, 2024, respectively, and 1.9X and 2.1X at December 31, 2023, respectively.
(b)There were no loans that were held for sale which are carried at lower of cost or market as of September 30, 2024 and December 31, 2023.
(c)Does not include allowance for credit losses of $39 million and $58 million at September 30, 2024 and December 31, 2023, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

Corebridge | Third Quarter 2024 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of September 30, 2024, $57 million and $1.1 billion of residential mortgage loans and commercial mortgage loans, respectively, are in nonaccrual status. As of December 31, 2023, $27 million and $419 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of September 30, 2024, accrued interest receivable was $55 million and $176 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2023, accrued interest receivable was $20 million and $162 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios for commercial mortgages by year of vintage*:

September 30, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
>1.2X	$2,256	$2,302	$6,744	$2,766	$1,364	$16,022	$31,454
1.00 - 1.20X	273	284	820	82	244	1,805	3,508
<1.00X	—	—	25	—	—	1,131	1,156
Total commercial mortgages	$2,529	$2,586	$7,589	$2,848	$1,608	$18,958	$36,118
December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
>1.2X	$2,156	$6,042	$1,955	$1,252	$4,813	$11,675	$27,893
1.00 - 1.20X	291	1,077	1,320	312	156	2,334	5,490
<1.00X	—	40	—	—	—	749	789
Total commercial mortgages	$2,447	$7,159	$3,275	$1,564	$4,969	$14,758	$34,172
*The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended September 30, 2024 and December 31, 2023. The debt service coverage ratios are updated when additional relevant information becomes available.
The following table presents loan-to-value ratios for commercial mortgages by year of vintage*:

September 30, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
Less than 65%	$2,406	$2,178	$4,598	$2,147	$861	$12,358	$24,548
65% to 75%	123	408	2,387	411	590	3,714	7,633
76% to 80%	—	—	—	207	—	997	1,204
Greater than 80%	—	—	604	83	157	1,889	2,733
Total commercial mortgages	$2,529	$2,586	$7,589	$2,848	$1,608	$18,958	$36,118
December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
Less than 65%	$2,088	$4,470	$2,249	$1,126	$2,676	$10,186	$22,795
65% to 75%	280	1,748	658	287	1,916	2,853	7,742
76% to 80%	—	343	89	—	377	340	1,149
Greater than 80%	79	598	279	151	—	1,379	2,486
Total commercial mortgages	$2,447	$7,159	$3,275	$1,564	$4,969	$14,758	$34,172
*The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at September 30, 2024 and 59% at December 31, 2023. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

Corebridge | Third Quarter 2024 Form 10-Q 42

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
September 30, 2024
Credit Quality Performance Indicator:
In good standing	594	$14,673	$8,417	$3,854	$6,514	$1,849	$443	$35,750	99%
90 days or less delinquent	—	—	—	—	—	—	—	—	—%
>90 days delinquent or in process of foreclosure(a)	4	—	188	180	—	—	—	368	1%
Total(b)	598	$14,673	$8,605	$4,034	$6,514	$1,849	$443	$36,118	100%
Allowance for credit losses		$70	$375	$88	$82	$32	$4	$651	2%

December 31, 2023
Credit Quality Performance Indicator:
In good standing	600	$13,861	$8,468	$3,787	$5,908	$1,805	$325	$34,154	100%
90 days or less delinquent	1	—	18	—	—	—	—	18	—%
>90 days delinquent or in process of foreclosure	—	—	—	—	—	—	—	—	—%
Total(b)	601	$13,861	$8,486	$3,787	$5,908	$1,805	$325	$34,172	100%
Allowance for credit losses		$85	$340	$74	$83	$27	$5	$614	2%
(a)Includes $64 million of Offices loans and $20 million of Retail loans supporting the Fortitude Re Funds Withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at September 30, 2024
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

September 30, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO*:
780 and greater	$554	$650	$690	$2,268	$626	$808	$5,596
720 - 779	1,077	1,131	602	577	152	361	3,900
660 - 719	375	363	240	152	40	214	1,384
600 - 659	—	13	35	23	11	82	164
Less than 600	—	2	20	11	5	33	71
Total residential mortgages	$2,006	$2,159	$1,587	$3,031	$834	$1,498	$11,115

December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO*:
780 and greater	$514	$528	$2,280	$619	$239	$497	$4,677
720 - 779	1,121	608	558	168	99	209	2,763
660 - 719	313	256	113	40	37	120	879
600 - 659	2	20	11	8	9	51	101
Less than 600	—	—	2	2	4	17	25
Total residential mortgages	$1,950	$1,412	$2,964	$837	$388	$894	$8,445
*Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On September 30, 2024 and December 31, 2023 residential loans direct to consumers totaled $7.9 billion and $6.7 billion, respectively.

Corebridge | Third Quarter 2024 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
ALLOWANCE FOR CREDIT LOSSES
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable*:

	2024			2023
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Three Months Ended September 30,
Allowance, beginning of period	$654	$104	$758	$621	$68	$689
Loans charged off	(6)	(1)	(7)	(1)	—	(1)
Net charge-offs	(6)	(1)	(7)	(1)	—	(1)
Addition to (release of) allowance for loan losses	3	14	17	61	3	64
Allowance, end of period	$651	$117	$768	$681	$71	$752

Nine Months Ended September 30,
Allowance, beginning of period	$614	$84	$698	$531	$69	$600
Loans charged off	(6)	(7)	(13)	(5)	—	(5)
Net charge-offs	(6)	(7)	(13)	(5)	—	(5)
Addition to (release of) allowance for loan losses	43	40	83	155	2	157
Allowance, end of period	$651	$117	$768	$681	$71	$752
*Does not include allowance for credit losses of $39 million and $61 million at September 30, 2024 and 2023, respectively, in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.
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
During the nine months ended September 30, 2024, commercial mortgage loans with an amortized cost of $139 million (including $11 million supporting the funds withheld arrangements with Fortitude Re) and commercial loans, other loans and notes receivable with an amortized cost of $168 million (none of which were supporting the funds withheld arrangements with Fortitude Re, and $168 million of which is related to the loans previously modified in 2023) were granted term extensions and adjustment of interest rates. The modified loans represent less than 1% and 5%, respectively, of these portfolio segments. These modifications added less than one year to the weighted average life of loans in each of these two portfolio segments.
There were no loans that defaulted during the nine months ended September 30, 2024 and 2023, that had been previously modified with borrowers experiencing financial difficulties.
Corebridge closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers with financial difficulty that have been modified in the previous 12 months are current and performing in conjunction with its modified terms.

Corebridge | Third Quarter 2024 Form 10-Q 44

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
In the modco arrangement, the investments supporting the reinsurance agreements, which consist mostly of available-for-sale securities, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., Corebridge), thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as Corebridge maintains ownership of these investments, Corebridge will maintain its existing accounting for these assets (e.g., the changes in fair value of available-for-sale securities will be recognized within OCI). Corebridge has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing liabilities for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available-for-sale	$14,561	$14,561	$15,204	$15,204	Fair value through other comprehensive income
Fixed maturity securities - fair value option	4,951	4,951	4,212	4,212	Fair value through net investment income
Commercial mortgage loans	3,266	3,089	3,378	3,157	Amortized cost
Real estate investments	207	296	184	329	Amortized cost
Private equity funds/hedge funds	1,901	1,901	1,910	1,910	Fair value through net investment income
Policy loans	318	318	330	330	Amortized cost
Short-term Investments	195	195	129	129	Fair value through net investment income
Funds withheld investment assets	25,399	25,311	25,347	25,271
Derivative assets, net(a)	—	—	45	45	Fair value through realized gains (losses)
Other(b)	598	598	641	641	Amortized cost
Total	$25,997	$25,909	$26,033	$25,957
(a)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $— million and $157 million, respectively, as of September 30, 2024. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $62 million and $6 million, respectively, as of December 31, 2023. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)Primarily comprised of Cash and Accrued investment income.

Corebridge | Third Quarter 2024 Form 10-Q 45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net investment income - Fortitude Re funds withheld assets	$515	$233	$1,172	$897
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) Fortitude Re funds withheld assets	157	(228)	(100)	(338)
Net realized gains (losses) Fortitude Re funds withheld embedded derivatives	(1,509)	1,080	(1,451)	177
Net realized losses on Fortitude Re funds withheld assets	(1,352)	852	(1,551)	(161)
Income (loss) before income tax expense (benefit)	(837)	1,085	(379)	736
Income tax expense (benefit)*	(176)	228	(80)	155
Net income (loss)	(661)	857	(299)	581
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available-for-sale*	636	(820)	304	(534)
Comprehensive income (loss)	$(25)	$37	$5	$47
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
The total reinsurance recoverables as of September 30, 2024 were $27.9 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 95% of the reinsurance recoverables were investment grade, (ii) approximately 5% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Balance, beginning of period	$12	$66	$30	$84
Current period provision for expected credit losses and disputes	—	4	(8)	(14)
Write-offs charged against the allowance for credit losses and disputes	—	—	(10)	—
Balance, end of period	$12	$70	$12	$70
There were no material recoveries of credit losses previously written off for the nine months ended September 30, 2024 or 2023.

Corebridge | Third Quarter 2024 Form 10-Q 46

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

Corebridge | Third Quarter 2024 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
September 30, 2024
Assets:
Bonds available-for-sale	$37	$—	$37
Other bond securities	44	—	44
Equity securities	4	—	4
Mortgage and other loans receivable	—	1,939	1,939
Other invested assets
Alternative investments(a)	2,576	—	2,576
Investment real estate	1,222	—	1,222
Short-term investments	211	1	212
Cash	53	—	53
Accrued investment income	2	5	7
Other assets	74	—	74
Total assets(b)	$4,223	$1,945	$6,168
Liabilities:
Debt of consolidated investment entities	$884	$994	$1,878
Other liabilities	72	—	72
Total liabilities	$956	$994	$1,950

December 31, 2023
Assets:
Bonds available-for-sale	$36	$76	$112
Other bond securities	45	—	45
Equity securities	8	—	8
Mortgage and other loans receivable	—	1,941	1,941
Other invested assets
Alternative investments(a)	2,695	—	2,695
Investment real estate	1,488	—	1,488
Short-term investments	125	5	130
Cash	61	—	61
Accrued investment income	2	5	7
Other assets	93	2	95
Total assets(b)	$4,553	$2,029	$6,582
Liabilities:
Debt of consolidated investment entities	$1,117	$1,149	$2,266
Other liabilities	82	1	83
Total liabilities	$1,199	$1,150	$2,349
(a)Composed primarily of investments in real estate joint ventures at September 30, 2024 and December 31, 2023.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At September 30, 2024 and December 31, 2023, the Company had commitments to internal parties of $0.7 billion and $1.2 billion and commitments to external parties of $0.4 billion and $0.4 billion, respectively.

Corebridge | Third Quarter 2024 Form 10-Q 48

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Statements of Income (Loss):

	Real Estate and	Securitization
	Investment	and Repackaging
(in millions)	Entities	Vehicles	Total
Three Months Ended September 30, 2024
Total revenue	$59	$19	$78
Net (loss) attributable to noncontrolling interests	$(3)	$—	$(3)
Net income attributable to Corebridge	$45	$13	$58
Three Months Ended September 30, 2023
Total revenue	$(21)	$18	$(3)
Net (loss) attributable to noncontrolling interests	$(32)	$—	$(32)
Net income (loss) attributable to Corebridge	$(5)	$12	$7
Nine Months Ended September 30, 2024
Total revenue	$2	$54	$56
Net (loss) attributable to noncontrolling interests	$(78)	$—	$(78)
Net income attributable to Corebridge	$24	$31	$55
Nine Months Ended September 30, 2023
Total revenue	$48	$95	$143
Net (loss) attributable to noncontrolling interests	$(46)	$—	$(46)
Net income attributable to Corebridge	$47	$66	$113
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
September 30, 2024
Real estate and investment entities(a)	$437,913	$5,754	$2,819	$8,573
Total	$437,913	$5,754	$2,819	$8,573
December 31, 2023
Real estate and investment entities(a)	$398,978	$5,532	$2,870	$8,402
Total	$398,978	$5,532	$2,870	$8,402
(a)Composed primarily of hedge funds and private equity funds.
(b)At September 30, 2024 and December 31, 2023, $5.7 billion and $5.5 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
Additionally, Corebridge is a passive investor in certain investment vehicles that securitized certain secured loans, bank loans and residential mortgage loans. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of September 30, 2024, the total VIE assets of these securitizations are $2.7 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.5 billion. As of December 31, 2023, the total VIE assets of these securitizations are $3.1 billion, of which Corebridge’s maximum exposure to loss is $2.2 billion.

Corebridge | Third Quarter 2024 Form 10-Q 49

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
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$8,479	$394	$2,313	$26	$2,213	$238	$833	$18
Foreign exchange contracts	3,075	340	5,040	140	2,918	354	4,829	164
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	54,165	3,368	39,630	3,393	41,056	2,709	41,225	3,260
Foreign exchange contracts	6,537	545	9,422	443	6,260	586	7,878	399
Equity contracts	52,919	4,351	20,563	2,098	76,561	2,017	14,144	745
Credit contracts(b)	3,005	134	5	—	305	8	5	—
Other contracts(c)	44,434	13	55	1	44,640	13	47	2
Total derivatives, gross	$172,614	$9,145	$77,028	$6,101	$173,953	$5,925	$68,961	$4,588
Counterparty netting(d)		(5,611)		(5,611)		(3,646)		(3,646)
Cash collateral(e)		(2,837)		(281)		(1,886)		(801)
Total derivatives on Condensed Consolidated Balance Sheets(f)		$697		$209		$393		$141
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

Corebridge | Third Quarter 2024 Form 10-Q 50

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. The fair value of assets related to bifurcated embedded derivatives were both zero at September 30, 2024 and December 31, 2023. The fair value of liabilities related to bifurcated embedded derivatives was $13.6 billion and $10.2 billion at September 30, 2024 and December 31, 2023, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities, index universal life contracts and bonds available-for-sale, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	September 30, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$2,161	$32	$—	$—	$53,163	$622	$5,720	$232
Total derivatives with third parties	170,453	9,113	77,028	6,101	120,790	5,303	63,241	4,356
Total derivatives, gross	$172,614	$9,145	$77,028	$6,101	$173,953	$5,925	$68,961	$4,588
As of September 30, 2024 and December 31, 2023, the following amounts were recorded on the Condensed Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available-for-sale, at fair value	$7,250	$—	$7,412	$—
Commercial mortgage and other loans(a)	—	(23)	—	(24)
Policyholder contract deposits(b)	(7,842)	(96)	(4,756)	(31)
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
Collateral posted by us to third parties for derivative transactions was $1.2 billion and $1.4 billion at September 30, 2024 and December 31, 2023, respectively. No collateral was posted by us to related parties for derivative transactions at September 30, 2024 and December 31, 2023, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $3.5 billion and $1.9 billion at September 30, 2024 and December 31, 2023, respectively. Collateral provided to us from related parties for derivative transactions was $31 million and $377 million at September 30, 2024 and December 31, 2023, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

Corebridge | Third Quarter 2024 Form 10-Q 51

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
In 2022, we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances. For the three and nine months ended September 30, 2024, $7 million and $21 million, respectively, and for the three and nine months ended September 30, 2023, $7 million and $21 million, respectively, have been reclassified into Interest expense. The remaining amount in AOCI, of $153 million, will be reclassified into Interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
For additional information related to the debt issuances, see Note 17 to the Consolidated Financial Statements in the 2023 Form 10-K.
We also designated certain interest rate swaps as cash flow hedges of floating-rate investment assets. Related to such swaps, for the three and nine months ended September 30, 2024, we recognized derivative gains (losses) of $119 million and $106 million, respectively, in AOCI and $(14) million and $(21) million, respectively, in net investment income. For the three and nine months ended September 30, 2023, $(11) million and $(11) million, respectively, in AOCI and $(1) million and $(1) million, respectively, in net investment income. As it relates to such hedges, we do not expect any reclassifications into net investment income over the next 12 months and there are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the three and nine months ended September 30, 2024 of $(5) million and $(2) million, respectively, and for the three and nine months ended September 30, 2023 of $3 million and $1 million, respectively, included in Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

Corebridge | Third Quarter 2024 Form 10-Q 52

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Three Months Ended September 30, 2024
Interest rate contracts:
Interest credited to policyholder account balances	$137	$—	$(140)	$(3)
Foreign exchange contracts:
Realized gains (losses)	$(327)	$99	$327	$99
Three Months Ended September 30, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$(57)	$—	$54	$(3)
Foreign exchange contracts:
Realized gains (losses)	$226	$(124)	$(226)	$(124)
Nine Months Ended September 30, 2024
Interest rate contracts:
Interest credited to policyholder account balances	$68	$—	$(71)	$(3)
Foreign exchange contracts:
Realized gains (losses)	$(158)	$141	$158	$141
Nine Months Ended September 30, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$(14)	$—	$3	$(11)
Foreign exchange contracts:
Realized gains (losses)	$64	$(15)	$(64)	$(15)
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Includes gains and losses with related parties for the three and nine months ended September 30, 2024 and 2023.
(c)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

Corebridge | Third Quarter 2024 Form 10-Q 53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
By Derivative Type:
Interest rate contracts	$136	$(618)	$(228)	$(734)
Foreign exchange contracts	(282)	268	(118)	78
Equity contracts	476	(459)	679	(507)
Credit contracts	34	—	60	—
Other contracts	11	25	42	50
Embedded derivatives	(976)	718	(1,813)	(101)
Fortitude Re funds withheld embedded derivative	(1,509)	1,080	(1,451)	177
Total(a)	$(2,110)	$1,014	$(2,829)	$(1,037)
By Classification:
Policy fees	$17	$16	$46	$48
Net investment income (loss) - Fortitude Re funds withheld assets	(8)	1	3	(1)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets(b)	(735)	538	(566)	133
Net realized gains (losses) on Fortitude Re funds withheld assets	119	(155)	(13)	(197)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	(1,509)	1,080	(1,451)	177
Policyholder benefits	—	(5)	—	(5)
Change in the Fair value of market risk benefits(c)	6	(461)	(848)	(1,192)
Total(a)	$(2,110)	$1,014	$(2,829)	$(1,037)
(a)Includes gains (losses) with related parties of $(14) million and $(744) million for the three months ended September 30, 2024 and 2023, respectively, and $22 million and $(984) million for the nine months ended September 30, 2024 and 2023, respectively.
(b)Includes a $5 million gain related to the sale of AIG Life U.K. reported in net (gain) loss on divestitures for the nine months ended September 30, 2024. For further details on this transaction, see Note 1.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were both zero at September 30, 2024 and December 31, 2023. These securities have par amounts of $25 million and $25 million at September 30, 2024 and December 31, 2023, respectively, and have remaining stated maturity dates that extend to 2052.

Corebridge | Third Quarter 2024 Form 10-Q 54

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
The following table presents a rollforward of deferred policy acquisition costs and value of business acquired related to long-duration contracts for the nine months ended September 30, 2024 and 2023:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
DAC:
Balance at January 1, 2024 (a)	$4,777	$1,055	$4,092	$70	$9,994
Capitalization	606	60	317	32	1,015
Amortization expense	(453)	(62)	(259)	(10)	(784)
Other, including foreign exchange	—	—	(7)	—	(7)
Dispositions	—	—	(27)	—	(27)
Balance at September 30, 2024	$4,930	$1,053	$4,116	$92	$10,191

Balance at January 1, 2023	$4,643	$1,060	$4,718	$51	$10,472
Capitalization	519	55	341	22	937
Amortization expense	(424)	(62)	(282)	(6)	(774)
Other, including foreign exchange	—	—	5	—	5
Reclassified to Assets held-for-sale	—	—	(684)	—	(684)
Balance at September 30, 2023	$4,738	$1,053	$4,098	$67	$9,956

VOBA:
Balance at January 1, 2024 (b)	$2	$1	$14	$—	$17
Amortization expense	(1)	(1)	(1)	—	(3)
Other, including foreign exchange	—	—	(1)	—	(1)
Balance at September 30, 2024	$1	$—	$12	$—	$13

Balance at January 1, 2023	$3	$1	$87	$—	$91
Amortization expense	(1)	—	(7)	—	(8)
Other, including foreign exchange	—	—	5	—	5
Reclassified to Assets held-for-sale	—	—	(71)	—	(71)
Balance at September 30, 2023	$2	$1	$14	$—	$17
Total DAC and VOBA:
Balance at September 30, 2024					$10,204
Balance at September 30, 2023					$9,973
(a) Excludes $740 million of DAC reclassified to Assets held-for-sale at the beginning of the period and was derecognized concurrent with the closing of the sale of AIG Life U.K.
(b) Excludes $74 million of VOBA reclassified to Assets held-for-sale at the beginning of the period and was derecognized concurrent with the closing of the sale of AIG Life U.K.

Corebridge | Third Quarter 2024 Form 10-Q 55

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
The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30,	2024			2023
	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
(in millions)
Balance, beginning of year	$333	$164	$497	$381	$177	$558
Capitalization	4	1	5	5	—	5
Amortization expense	(38)	(10)	(48)	(41)	(10)	(51)
Balance, end of period	$299	$155	$454	$345	$167	$512
Other reconciling items*			1,785			1,302
Other assets, including restricted cash			$2,239			$1,814
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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.
The following table presents fair value of separate account investment options:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
September 30, 2024
Equity funds	$27,353	$30,785	$945	$683	$59,766
Bond funds	4,187	3,233	46	1,305	8,771
Balanced funds	18,066	5,831	56	2,143	26,096
Money market funds	705	825	17	188	1,735
Total	$50,311	$40,674	$1,064	$4,319	$96,368

December 31, 2023
Equity funds	$25,451	$28,675	$819	$593	$55,538
Bond funds	4,037	3,292	44	1,303	8,676
Balanced funds	17,711	5,479	53	1,923	25,166
Money market funds	694	742	16	173	1,625
Total	$47,893	$38,188	$932	$3,992	$91,005

Corebridge | Third Quarter 2024 Form 10-Q 56

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Separate Account Assets and Liabilities
The following table presents the balances and changes in separate account liabilities:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Nine Months Ended September 30, 2024
Separate accounts balance, beginning of year	$47,893	$38,188	$932	$3,992	$91,005
Premiums and deposits	973	1,063	26	93	2,155
Policy charges	(863)	(353)	(36)	(72)	(1,324)
Surrenders and withdrawals	(3,872)	(3,238)	(24)	(58)	(7,192)
Benefit payments	(721)	(444)	(9)	(16)	(1,190)
Investment performance	6,841	5,718	179	355	13,093
Net transfers from (to) general account and other	60	(260)	(4)	25	(179)
Separate accounts balance, end of period	$50,311	$40,674	$1,064	$4,319	$96,368
Cash surrender value*	$49,399	$40,467	$1,043	$4,313	$95,222

Nine Months Ended September 30, 2023
Separate accounts balance, beginning of year	$45,178	$34,361	$799	$4,515	$84,853
Premiums and deposits	1,124	1,033	27	40	2,224
Policy charges	(964)	(333)	(37)	(69)	(1,403)
Surrenders and withdrawals	(2,728)	(2,205)	(19)	(503)	(5,455)
Benefit payments	(640)	(374)	(5)	(61)	(1,080)
Investment performance	2,470	2,806	85	160	5,521
Net transfers from (to) general account and other	173	(122)	(2)	15	64
Separate accounts balance, end of period	$44,613	$35,166	$848	$4,097	$84,724
Cash surrender value*	$43,566	$34,980	$828	$4,100	$83,474
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

Corebridge | Third Quarter 2024 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Nine Months Ended September 30, 2024
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,379	$—	$973	$9,352
Effect of changes in discount rate assumptions (AOCI)	—	—	1,482	—	44	1,526
Reclassified to Liabilities held-for-sale	—	—	4,287	—	—	4,287
Beginning balance at original discount rate	—	—	14,148	—	1,017	15,165
Effect of changes in cash flow assumptions	—	—	(57)	—	(11)	(68)
Effect of actual variances from expected experience	—	—	4	—	(7)	(3)
Adjusted beginning of year balance	—	—	14,095	—	999	15,094
Issuances	—	—	733	—	—	733
Interest accrual	—	—	288	—	32	320
Net premium collected	—	—	(888)	—	(86)	(974)
Foreign exchange impact	—	—	(46)	—	—	(46)
Other	—	—	—	—	—	—
Dispositions	—	—	(5,108)	—	—	(5,108)
Ending balance at original discount rate	—	—	9,074	—	945	10,019
Effect of changes in discount rate assumptions (AOCI)	—	—	(463)	—	(28)	(491)
Balance, end of period	$—	$—	$8,611	$—	$917	$9,528

Present value of expected future policy benefits
Balance, beginning of year	$1,353	$217	$17,531	$18,482	$20,654	$58,237
Effect of changes in discount rate assumptions (AOCI)	132	(3)	2,745	1,906	437	5,217
Reclassified to Liabilities held-for-sale	—	—	5,119	—	—	5,119
Beginning balance at original discount rate	1,485	214	25,395	20,388	21,091	68,573
Effect of changes in cash flow assumptions(a)	—	—	(24)	(41)	(39)	(104)
Effect of actual variances from expected experience(a)	(27)	(2)	15	(8)	(19)	(41)
Adjusted beginning of year balance	1,458	212	25,386	20,339	21,033	68,428
Issuances	92	10	721	2,105	5	2,933
Interest accrual	50	9	635	665	753	2,112
Benefit payments	(105)	(18)	(1,204)	(907)	(1,099)	(3,333)
Foreign exchange impact	—	—	(61)	503	—	442
Other	—	(5)	2	—	(7)	(10)
Dispositions	—	—	(6,796)	—	—	(6,796)
Ending balance at original discount rate	1,495	208	18,683	22,705	20,685	63,776
Effect of changes in discount rate assumptions (AOCI)	(108)	5	(825)	(2,260)	(324)	(3,512)
Balance, end of period	$1,387	$213	$17,858	$20,445	$20,361	$60,264
Net liability for future policy benefits, end of period	1,387	213	9,247	20,445	19,444	50,736
Liability for future policy benefits for certain participating contracts	—	—	12	—	1,270	1,282
Liability for universal life policies(b)	—	—	4,170	—	55	4,225
Deferred profit liability	59	11	22	1,673	832	2,597
Other reconciling items(c)	34	—	449	—	93	576
Future policy benefits for life and accident and health insurance contracts	1,480	224	13,900	22,118	21,694	59,416
Less: Reinsurance recoverable:	(5)	—	(678)	(41)	(21,694)	(22,418)
Net liability for future policy benefits after reinsurance recoverable	$1,475	$224	$13,222	$22,077	$—	$36,998
Weighted average liability duration of the liability for future policy benefits(d)	7.7	6.7	11.1	11.9	11.2

Corebridge | Third Quarter 2024 Form 10-Q 58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Nine Months Ended September 30, 2023
Present value of expected net premiums
Balance, beginning of year	$—	$—	$11,654	$—	$991	$12,645
Effect of changes in discount rate assumptions (AOCI)	—	—	1,872	—	66	1,938
Beginning balance at original discount rate	—	—	13,526	—	1,057	14,583
Effect of changes in cash flow assumptions	—	—	34	—	21	55
Effect of actual variances from expected experience	—	—	36	—	16	52
Adjusted beginning of year balance	—	—	13,596	—	1,094	14,690
Issuances	—	—	986	—	—	986
Interest accrual	—	—	325	—	34	359
Net premium collected	—	—	(1,093)	—	(90)	(1,183)
Foreign exchange impact	—	—	44	—	—	44
Other	—	—	11	—	(3)	8
Ending balance at original discount rate	—	—	13,869	—	1,035	14,904
Effect of changes in discount rate assumptions (AOCI)	—	—	(2,199)	—	(95)	(2,294)
Reclassified to Liabilities held-for-sale			(3,784)			(3,784)
Balance, end of period	$—	$—	$7,886	$—	$940	$8,826

Present value of expected future policy benefits
Balance, beginning of year	$1,223	$211	$21,179	$12,464	$20,429	$55,506
Effect of changes in discount rate assumptions (AOCI)	167	2	3,424	2,634	1,083	7,310
Beginning balance at original discount rate	1,390	213	24,603	15,098	21,512	62,816
Effect of changes in cash flow assumptions(a)	—	—	62	—	76	138
Effect of actual variances from expected experience(a)	(1)	(1)	85	21	(10)	94
Adjusted beginning of year balance	1,389	212	24,750	15,119	21,578	63,048
Issuances	141	16	978	3,503	4	4,642
Interest accrual	38	8	679	478	770	1,973
Benefit payments	(95)	(20)	(1,461)	(810)	(1,121)	(3,507)
Foreign exchange impact	—	—	54	48	—	102
Other	—	—	8	—	(18)	(10)
Ending balance at original discount rate	1,473	216	25,008	18,338	21,213	66,248
Effect of changes in discount rate assumptions (AOCI)	(217)	(9)	(4,397)	(3,512)	(2,214)	(10,349)
Reclassified to Liabilities held-for-sale	—	—	(4,352)	—	—	(4,352)
Balance, end of period	$1,256	$207	$16,259	$14,826	$18,999	$51,547
Net liability for future policy benefits, end of period	1,256	207	8,373	14,826	18,059	42,721
Liability for future policy benefits for certain participating contracts	—	—	13	—	1,308	1,321
Liability for universal life policies(b)	—	—	3,223	—	55	3,278
Deferred profit liability	80	9	18	1,428	865	2,400
Other reconciling items(c)	34	—	508	—	93	635
Future policy benefits for life and accident and health insurance contracts	1,370	216	12,135	16,254	20,380	50,355
Less: Reinsurance recoverable:	(4)	—	(700)	(37)	(20,380)	(21,121)
Net liability for future policy benefits after reinsurance recoverable	$1,366	$216	$11,435	$16,217	$—	$29,234

Weighted average liability duration of the liability for future policy benefits(d)(e)	7.4	6.6	11.9	10.9	10.8
(a)Effect of changes in cash flow assumptions and variances from actual experience are partially offset by changes in the deferred profit liability.
(b)Additional details can be found in the table that presents the balances and changes in the liability for universal life policies.
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
(e)Includes balances that were reclassified to Liabilities held-for-sale in the Condensed Consolidated Balance Sheets.

Corebridge | Third Quarter 2024 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits
For the nine months ended September 30, 2024 and 2023 in the traditional and term life insurance block, capping of net premium ratios at 100% caused a (credit)/charge to net income of $(1) million and $(1) million, respectively. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Nine Months Ended September 30,
(in millions)		2024	2023
Individual Retirement	Undiscounted expected future benefits and expense	$2,139	$2,119
	Undiscounted expected future gross premiums	$—	$—
	Discounted expected future gross premiums (at current discount rate)	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$306	$315
	Undiscounted expected future gross premiums	$—	$—
	Discounted expected future gross premiums (at current discount rate)	$—	$—
Life Insurance (a)	Undiscounted expected future benefits and expense	$31,018	$39,763
	Undiscounted expected future gross premiums	$21,763	$29,789
	Discounted expected future gross premiums (at current discount rate)	$14,899	$18,596
Institutional Markets	Undiscounted expected future benefits and expense	$43,864	$33,025
	Undiscounted expected future gross premiums	$—	$—
	Discounted expected future gross premiums (at current discount rate)	$—	$—
Corporate and other (b)	Undiscounted expected future benefits and expense	$41,994	$43,250
	Undiscounted expected future gross premiums	$2,016	$2,141
	Discounted expected future gross premiums (at current discount rate)	$1,385	$1,372
(a)    2023 includes balances related to AIG Life U.K. that have been reclassified to Liabilities held-for-sale in the Condensed Consolidated Balance Sheets at September 30, 2023.
(b)    Represents activity ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums		Interest Accretion
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Individual Retirement	$102	$164	$50	$38
Group Retirement	10	16	9	8
Life Insurance	1,537	1,781	347	354
Institutional Markets	2,200	3,709	665	478
Corporate and Other	154	161	721	736
Total	$4,003	$5,831	$1,792	$1,614
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

September 30, 2024
Weighted-average interest rate, original discount rate	3.75%	5.17%	4.69%	4.29%	4.85%
Weighted-average interest rate, current discount rate	4.89%	4.81%	5.04%	5.15%	5.04%
September 30, 2023
Weighted-average interest rate, original discount rate *	3.75%	5.15%	4.14%	3.97%	4.87%
Weighted-average interest rate, current discount rate *	5.92%	5.90%	5.92%	5.87%	5.94%
*    Weighted-average interest rates for Life Insurance include balances that have been reclassified to Liabilities held-for-sale.
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
Actuarial Assumption Updates for Liability for Future Policy Benefits
In 2024, Corebridge recognized a favorable impact to net income primarily due to model refinements offset by lapse and mortality assumption updates in Life Insurance. In 2023, Corebridge recognized an unfavorable impact to net income due to other refinements on Life products offset in part by mortality assumption updates.

Corebridge | Third Quarter 2024 Form 10-Q 60

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
Our additional liabilities include universal life policies with secondary guarantees and these additional liabilities are recognized in addition to the Policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. For universal life policies without secondary guarantees, for which profits followed by losses are first expected after contract inception, we establish a liability, in addition to policyholder account balances, so that expected future losses are recognized in proportion to the emergence of profits in the earlier (profitable) years. Universal life account balances are reported within Policyholder contract deposits, while these additional liabilities are reported within the liability for future policy benefits in the Condensed Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available-for-sale on accumulated assessments, with related changes recognized through OCI. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life policies include discount rates and net earned rates.
The following table presents the balances and changes in the liability for universal life policies:

	Nine Months Ended September 30,
	2024			2023
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$3,731	$55	$3,786	$3,300	$55	$3,355
Effect of changes in assumptions	38	—	38	(41)	—	(41)
Effect of changes in experience	274	(3)	271	174	(3)	171
Adjusted beginning balance	$4,043	$52	$4,095	$3,433	$52	$3,485
Assessments	434	1	435	518	1	519
Excess benefits paid	(646)	—	(646)	(681)	—	(681)
Interest accrual	119	2	121	95	2	97
Other	(8)	—	(8)	20	—	20
Changes related to unrealized appreciation (depreciation) of investments	228	—	228	(162)	—	(162)
Balance, end of period	$4,170	$55	$4,225	$3,223	$55	$3,278
Less: Reinsurance recoverable	(155)	(55)	(210)	(162)	—	(162)
Balance, end of period, net of Reinsurance recoverable	$4,015	$—	$4,015	$3,061	$55	$3,116
Weighted average duration of liability *	24.0	9.0		25.4	9.3
*The weighted average duration of liabilities is calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies:

	Gross Assessments		Interest Accretion
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Life Insurance	$741	$855	$119	$95
Corporate and Other	29	31	2	2
Total	$770	$886	$121	$97
The following table presents the calculation of weighted average interest rate for the liability for universal life policies:

September 30,	2024		2023
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	4.13%	4.20%	3.94%	4.20%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

Corebridge | Third Quarter 2024 Form 10-Q 61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits
The following table presents details concerning our universal life policies:

	Nine Months Ended September 30,
(in millions, except for attained age of contract holders)	2024	2023
Account value	$3,912	$3,654
Net amount at risk	$74,889	$71,497
Average attained age of contract holders	53	53
Actuarial Assumption Updates for Liability for universal life policies
In 2024, Corebridge recognized an unfavorable impact to net income due to lapse and mortality updates for universal life policies, offset by yield and spread updates. In 2023, Corebridge recognized a favorable impact to net income due to updates to the portfolio yield assumption and refinements to the modeling for universal life policies, partially offset by updated premium assumptions.

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

Corebridge | Third Quarter 2024 Form 10-Q 62

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)
Nine Months Ended September 30, 2024
Policyholder contract deposits account balance, beginning of year	$94,896	$41,299	$10,231	$13,649	$3,333	$163,408
Deposits	17,949	4,025	1,211	3,784	31	27,000
Policy charges	(544)	(380)	(1,124)	(51)	(44)	(2,143)
Surrenders and withdrawals	(13,087)	(7,337)	(227)	(82)	(91)	(20,824)
Benefit payments	(3,049)	(1,500)	(214)	(1,232)	(219)	(6,214)
Net transfers from (to) separate account	3,934	3,086	17	15	—	7,052
Interest credited	2,769	951	377	511	119	4,727
Other	(1)	(210)	15	214	(3)	15
Policyholder contract deposits account balance, end of period	102,867	39,934	10,286	16,808	3,126	173,021
Other reconciling items(b)	(1,113)	(187)	279	177	—	(844)
Policyholder contract deposits	$101,754	$39,747	$10,565	$16,985	$3,126	$172,177
Weighted average crediting rate	3.04%	3.12%	4.46%	4.57%	5.05%
Cash surrender value(c)	$96,343	$39,076	$9,101	$2,586	$1,613	$148,719

Nine Months Ended September 30, 2023
Policyholder contract deposits account balance, beginning of year	$89,554	$43,395	$10,224	$11,734	$3,587	$158,494
Deposits	12,885	3,943	1,211	3,707	34	21,780
Policy charges	(661)	(359)	(1,143)	(50)	(47)	(2,260)
Surrenders and withdrawals	(10,310)	(6,010)	(194)	(502)	(65)	(17,081)
Benefit payments	(2,984)	(1,801)	(222)	(1,355)	(233)	(6,595)
Net transfers from (to) separate account	2,577	1,896	1	565	—	5,039
Interest credited	1,482	843	297	353	127	3,102
Other	(7)	6	16	(9)	(11)	(5)
Policyholder contract deposits account balance, end of period	92,536	41,913	10,190	14,443	3,392	162,474
Other reconciling items(b)	(2,280)	(327)	11	(20)	—	(2,616)
Policyholder contract deposits	$90,256	$41,586	$10,201	$14,423	$3,392	$159,858
Weighted average crediting rate	2.65%	2.88%	4.37%	3.66%	4.99%
Cash surrender value(c)	$85,644	$40,928	$9,008	$2,577	$1,732	$139,889
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

Corebridge | Third Quarter 2024 Form 10-Q 63

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

September 30, 2024	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$5,794	$1,711	$33,119	$40,624
> 1% - 2%	3,226	21	1,120	4,367
> 2% - 3%	7,127	13	2,299	9,439
> 3% - 4%	5,943	34	4	5,981
> 4% - 5%	411	—	4	415
> 5%	37	5	3	45
Total	$22,538	$1,784	$36,549	$60,871
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,087	$1,542	$8,594	$12,223
> 1% - 2%	3,324	735	937	4,996
> 2% - 3%	10,977	297	115	11,389
> 3% - 4%	575	—	—	575
> 4% - 5%	6,432	—	—	6,432
> 5%	137	—	—	137
Total	$23,532	$2,574	$9,646	$35,752
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	109	364	473
> 2% - 3%	9	391	1,530	1,930
> 3% - 4%	1,179	438	22	1,639
> 4% - 5%	2,748	—	—	2,748
> 5%	211	—	—	211
Total	$4,147	$938	$1,916	$7,001
Total*	$50,217	$5,296	$48,111	$103,624
Percentage of total	49%	5%	46%	100%

Corebridge | Third Quarter 2024 Form 10-Q 64

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds

September 30, 2023		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$6,741	$2,234	$24,455	$33,430
	> 1% - 2%	3,940	22	1,909	5,871
	> 2% - 3%	8,401	11	822	9,234
	> 3% - 4%	6,864	37	6	6,907
	> 4% - 5%	439	—	4	443
	> 5%	32	—	3	35
	Total	$26,417	$2,304	$27,199	$55,920
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,197	$2,467	$6,304	$10,968
	> 1% - 2%	3,874	1,347	667	5,888
	> 2% - 3%	12,700	159	93	12,952
	> 3% - 4%	641	—	—	641
	> 4% - 5%	6,773	—	—	6,773
	> 5%	150	—	—	150
	Total	$26,335	$3,973	$7,064	$37,372
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	131	347	478
	> 2% - 3%	9	866	1,078	1,953
	> 3% - 4%	1,178	499	26	1,703
	> 4% - 5%	2,879	—	—	2,879
	> 5%	218	—	—	218
	Total	$4,284	$1,496	$1,451	$7,231
Total*		$57,036	$7,773	$35,714	$100,523
Percentage of total		56%	8%	36%	100%
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

Corebridge | Third Quarter 2024 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents a rollforward of the unearned revenue reserve for the nine months ended September 30, 2024 and 2023:

	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Nine Months Ended September 30, 2024
Balance, beginning of year	$1,770	$1	$94	$1,865
Revenue deferred	120	—	—	120
Amortization	(83)	—	(7)	(90)
Balance, end of period	$1,807	$1	$87	$1,895
Other reconciling items*				957
Other policyholder funds				$2,852

Nine Months Ended September 30, 2023
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	114	—	—	114
Amortization	(83)	(1)	(8)	(92)
Balance, end of period	$1,758	$1	$97	$1,856
Other reconciling items*				994
Other policyholder funds				$2,850
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

Corebridge | Third Quarter 2024 Form 10-Q 66

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following table presents the balances of and changes in MRBs:

	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Nine Months Ended September 30, 2024
Balance, beginning of year	$4,562	$308	$4,870
Effect of changes in our own credit risk	(1,072)	(88)	(1,160)
Balance, beginning of year, before effect of changes in our own credit risk	$3,490	$220	$3,710
Issuances	612	40	652
Interest accrual	111	8	119
Attributed fees	504	45	549
Expected claims	(49)	(1)	(50)
Effect of changes in interest rates	86	5	91
Effect of changes in interest rate volatility	(27)	1	(26)
Effect of changes in equity markets	(1,006)	(87)	(1,093)
Effect of changes in equity index volatility	(4)	1	(3)
Actual outcome different from model expected outcome	(28)	4	(24)
Effect of changes in future expected policyholder behavior	148	26	174
Effect of changes in other future expected assumptions	(95)	(1)	(96)
Other, including foreign exchange	—	—	—
Balance, end of period before effect of changes in our own credit risk	3,742	261	4,003
Effect of changes in our own credit risk	1,081	89	1,170
Balance, end of period	4,823	350	5,173
Less: Reinsured MRB, end of period	(61)	—	(61)
Net Liability Balance after reinsurance recoverable	$4,762	$350	$5,112
Net amount at risk
GMDB only	$578	$118	$696
GMWB only	$377	$33	$410
Combined*	$467	$11	$478
Weighted average attained age of contract holders	71	64

Nine Months Ended September 30, 2023
Balance, beginning of year	$3,738	$296	$4,034
Effect of changes in our own credit risk	(441)	(24)	(465)
Balance, beginning of year, before effect of changes in our own credit risk	$3,297	$272	$3,569
Issuances	527	28	555
Interest accrual	122	12	134
Attributed fees	636	49	685
Expected claims	(68)	(2)	(70)
Effect of changes in interest rates	(1,223)	(99)	(1,322)
Effect of changes in interest rate volatility	(7)	2	(5)
Effect of changes in equity markets	(591)	(61)	(652)
Effect of changes in equity index volatility	(27)	(4)	(31)
Actual outcome different from model expected outcome	155	10	165
Effect of changes in future expected policyholder behavior	(1)	(1)	(2)
Effect of changes in other future expected assumptions	(86)	(40)	(126)
Other, including foreign exchange	—	(3)	(3)
Balance, end of period before effect of changes in our own credit risk	2,734	163	2,897
Effect of changes in our own credit risk	662	53	715
Balance, end of period	3,396	216	3,612
Less: Reinsured MRB, end of period	(71)	—	(71)
Net liability balance after reinsurance recoverable	$3,325	$216	$3,541
Net amount at risk
GMDB only	$1,200	$257	$1,457
GMWB only	$24	$1	$25
Combined*	$1,764	$28	$1,792
Weighted average attained age of contract holders	70	64
*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

Corebridge | Third Quarter 2024 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	September 30, 2024			September 30, 2023
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$970	$5,732	$4,762	$814	$4,139	$3,325
Group Retirement	194	544	350	164	380	216
Total	$1,164	$6,276	$5,112	$978	$4,519	$3,541
*Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 4.
Actuarial Assumption Updates for Market Risk Benefits
For 2024, Corebridge recognized an unfavorable impact to net income due to policyholder assumptions, including mortality and partial withdrawal updates, partially offset by economic assumptions. For 2023, Corebridge recognized a favorable impact to net income due to policyholder behavior assumptions.

15. Debt
On September 12, 2024, Corebridge Parent issued and sold $750 million aggregate principal amount of its 6.375% fixed-to-fixed reset rate junior subordinated notes due 2054 (“2054 Notes”). Subject to certain redemption provisions and other terms of the 2054 Notes, the interest rate resets on September 15, 2034 and each five-year anniversary thereafter, at an annual rate equal to the five-year treasury rate as of the most recent reset interest determination date plus 2.646%.
Corebridge used a portion of the net proceeds of the issuance of the 2054 Notes to repay all of the $250 million aggregate principal amount outstanding under Corebridge’s Three-Year DDTL Facility, dated as of February 25, 2022, among Corebridge, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The balance of the proceeds will be used for general corporate purposes. This facility was terminated on September 12, 2024 after the final loan repayment.

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

Corebridge | Third Quarter 2024 Form 10-Q 68

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
Yearly Renewable Term Agreements
Certain of our reinsurers have sought rate increases on certain YRT agreements. We are disputing the requested rate increases under these agreements. Certain reinsurers with whom we have disputes have initiated arbitration proceedings against us, and other reinsurers may initiate them in the future. To the extent reinsurers have sought retroactive premium increases, we have accrued our current estimate of probable loss with respect to these matters.
For additional information, see Note 7.
Moriarty Litigation
AGL continues to defend against Moriarty v. American General Life Insurance Co. (S.D. Cal.), a putative class action involving Sections 10113.71 and 10113.72 of the California Insurance Code, which was instituted against AGL on July 18, 2017. In general, those statutes require that for life-insurance policies issued and delivered in California: (1) the policy must contain a 60-day grace period following non-payment of premium during which the policy remains in force; (2) the insurer must provide a 30-day pre-lapse notice; and (3) the insurer must notify policy owners of the right to designate a secondary recipient for lapse notices. The plaintiff contends AGL did not comply with these requirements for a policy issued before these statutes went into effect. The plaintiff seeks damages and other relief. AGL asserts various defenses to the plaintiff’s claims and to class certification. In 2022, the District Court held that a trial was necessary to determine whether AGL was liable on the plaintiff’s breach of contract claim, and it denied class certification. In May 2023, the case was reassigned to a new judge. On August 14, 2023, the District Court granted the plaintiff’s motion for summary judgment on the plaintiff’s breach of contract claim. On September 26, 2023, the District Court decided that good cause exists to allow the plaintiff to file a third motion for class certification. At the same time, however, the District Court certified its August 14, 2023 order for interlocutory appeal to the Ninth Circuit and stayed trial court proceedings pending the outcome of AGL’s appeal. The Ninth Circuit granted AGL’s petition for interlocutory appeal on November 21, 2023, which remains pending. AGL filed its opening brief on April 15, 2024. Plaintiff filed its answering brief on July 22, 2024, and AGL filed its reply on September 11, 2024. On August 13, 2024, Plaintiff filed a motion with the Ninth Circuit to certify a question regarding the interpretation of the California statute – namely, whether an insured can terminate an insurance policy without having complied with the notice and grace period requirements of the California statute. AGL opposed Plaintiff’s motion on August 23, 2024, arguing that there was no basis for certification and disagreeing with Plaintiff’s claimed issue for review. Plaintiff’s motion for certification remains pending. The Ninth Circuit has indicated that it may hold arguments in February or March 2025.
AGL is also defending other actions in California involving similar issues: Allen v. Protective Life Insurance Co. and American General Life Insurance Co. (E.D. Cal.) was filed in state court on September 26, 2022. After being removed to federal court, the plaintiffs filed a motion on August 11, 2023, seeking leave to amend the complaint to add class action allegations against AGL. On November 8, 2023, the District Court issued an order that plaintiffs’ motion will be held in abeyance pending resolution of the class certification issues in Moriarty. On June 24, 2024, Protective Life and AGL filed a motion to stay the entire lawsuit (not just plaintiffs’ motion for leave to amend the complaint) pending resolution of Moriarty. On July 8, 2024, plaintiffs filed a response in opposition to the motion to stay; Chuck v. American General Life Insurance Co. (C.D. Cal.) was filed in state court on September 6, 2023, as a putative class action. After being removed to federal court, the plaintiffs filed an amended complaint on January 8, 2024, dropping the class action allegation against AGL and adding a sales agent as a defendant. On April 15, 2024, the District Court entered a scheduling order setting the case for trial on February 18, 2025. Koch Family Insurance Trust v. American General Life Insurance Co. (C.D. Cal.) was filed in state court on May 15, 2024, and removed to federal court on June 28, 2024. Wong v. American General Life Insurance Co. (C.D. Cal.) was filed in state court on July 31, 2024, and removed to federal court on September 4, 2024. People of the State of California v. American General Life Insurance Co., et al. (Cal. Superior Court, San Diego County) was filed on October 17, 2024, against AGL, Lincoln Benefit Life Co., Everlake Life Insurance Co., and Transamerica Life Insurance Co., seeking civil penalties and equitable relief under California Business & Professions Code §§ 17200 et seq. AGL had not been served as of October 24, 2024.
These cases are in the early stages, and AGL expects their progress will be influenced by future developments in Moriarty and cases against other insurers involving the same insurance statutes. AGL has accrued its current estimate of probable loss with respect to these litigation matters.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $3.8 billion at September 30, 2024.

Corebridge | Third Quarter 2024 Form 10-Q 69

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
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which American Home Assurance Company (“AHAC”) or National Union Fire Insurance Company of Pittsburgh, PA (“NUFIC”) has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the nine months ended September 30, 2024 or 2023.
AIG Parent provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of Corebridge Life Holdings, Inc. (“CRBGLH”). This includes:
•a guarantee (the “CRBGLH External Debt Guarantee”) in connection with CRBGLH junior subordinated debentures and certain CRBGLH notes (the “CRBGLH External Debt”); and
•a guarantee in connection with a sale-leaseback transaction in 2020. Pursuant to this transaction, CRBGLH issued promissory notes to AGL with maturity dates of up to five years. These promissory notes were guaranteed by AIG Parent for the benefit of AGL. We paid no fees for these guarantees during the nine months ended September 30, 2024 or 2023. On August 1, 2023, the guarantee of these promissory notes was novated from AIG Parent to Corebridge Parent.
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

Corebridge | Third Quarter 2024 Form 10-Q 70

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity

17. Equity
COMMON STOCK
The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2024	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	648,148,737	(26,484,411)	621,664,326
Shares issued under long-term incentive compensation plans	2,041,112	1,234,028	3,275,140
Shares repurchased	—	(50,547,821)	(50,547,821)
Shares, end of period	650,189,849	(75,798,204)	574,391,645
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
From October 1, 2024 to October 31, 2024, we repurchased approximately 5.5 million shares of Corebridge Parent common stock for an aggregate purchase price of approximately $169 million, leaving approximately $1.1 billion under the share repurchase authorizations as of October 31, 2024.
RETAINED EARNINGS
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

July 30, 2024	September 16, 2024	September 30, 2024	$0.23
May 2, 2024	June 14, 2024	June 28, 2024	$0.23
February 14, 2024	March 15, 2024	March 29, 2024	$0.23
Dividends Declared
On November 1, 2024, the Company declared a cash dividend on Corebridge Parent common stock of $0.23 per share, payable on December 31, 2024 to shareholders of record at close of business on December 17, 2024.

Corebridge | Third Quarter 2024 Form 10-Q 71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended September 30, 2024
Balance, June 30, 2024, net of tax	$(53)	$(16,832)	$(773)	$3,017	$125	$6	$2	$(14,508)
Change in unrealized depreciation of investments	(15)	7,045	—	—	—	—	—	7,030
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(183)	—	—	—	—	(183)
Change in discount rates assumptions of certain liabilities	—	—	—	(1,155)	—	—	—	(1,155)
Change in future policy benefits and other	—	(189)	—	—	—	—	—	(189)
Change in cash flow hedges	—	—	—	—	112	—	—	112
Change in foreign currency translation adjustments	—	—	—	—	—	22	—	22
Change in deferred tax asset (liability)	3	(1,269)	40	251	(24)	(5)	—	(1,004)
Total other comprehensive income (loss)	(12)	5,587	(143)	(904)	88	17	—	4,633
Less: Noncontrolling interests	—	—	—	—	—	9	—	9
Balance, September 30, 2024, net of tax	$(65)	$(11,245)	$(916)	$2,113	$213	$14	$2	$(9,884)
Three Months Ended September 30, 2023
Balance, June 30, 2023, net of tax	$(19)	$(17,732)	$(480)	$2,929	$147	$(38)	$11	$(15,182)
Change in unrealized depreciation of investments *	(52)	(6,398)	—	—	—	—	—	(6,450)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(104)	—	—	—	—	(104)
Change in discount rates assumptions of certain liabilities	—	—	—	1,435	—	—	—	1,435
Change in future policy benefits and other	(10)	183	—	—	—	—	—	173
Change in cash value hedges	—	—	—	—	(17)	—	—	(17)
Change in foreign currency translation adjustments	—	—	—	—	—	(41)	—	(41)
Change in deferred tax asset (liability)	13	1,157	23	(319)	3	12	—	889
Total other comprehensive income (loss)	(49)	(5,058)	(81)	1,116	(14)	(29)	—	(4,115)
Less: Noncontrolling interests	—	—	—	—	—	(3)	—	(3)
Balance, September 30, 2023, net of tax	$(68)	$(22,790)	$(561)	$4,045	$133	$(64)	$11	$(19,294)
Nine Months Ended September 30, 2024
Balance at December 31, 2023, net of tax	$(79)	$(14,650)	$(909)	$2,095	$146	$(63)	$2	$(13,458)
Change in unrealized depreciation of investments	18	4,775	—	—	—	—	—	4,793
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(10)	—	—	—	—	(10)
Change in discount rates assumptions of certain liabilities	—	—	—	12	—	—	—	12
Change in future policy benefits and other	—	(230)	—	—	—	—	—	(230)
Change in cash flow hedges	—	—	—	—	84	—	—	84
Change in foreign currency translation adjustments	—	—	—	—	—	88	—	88

Corebridge | Third Quarter 2024 Form 10-Q 72

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Change in deferred tax asset (liability)	(4)	(1,101)	3	6	(18)	(4)	—	(1,118)
Total other comprehensive income (loss)	14	3,444	(7)	18	66	84	—	3,619
Other	—	(39)	—	—	1	—	—	(38)
Less: Noncontrolling interests	—	—	—	—	—	7	—	7
Balance, September 30, 2024, net of tax	$(65)	$(11,245)	$(916)	$2,113	$213	$14	$2	$(9,884)
Nine Months Ended September 30, 2023
Balance, December 31, 2022, net of tax	$(92)	$(19,380)	$(365)	$2,908	$157	$(100)	$9	$(16,863)
Change in unrealized depreciation of investments *	41	(4,243)	—	—	—	—	—	(4,202)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(250)	—	—	—	—	(250)
Change in discount rates assumptions of certain liabilities	—	—	—	1,468	—	—	—	1,468
Change in future policy benefits and other	(10)	116	—	—	—	—	—	106
Change in cash value hedges	—	—	—	—	(32)	—	—	(32)
Change in foreign currency translation adjustments	—	—	—	—	—	24	—	24
Change in net actuarial loss	—	—	—	—	—	—	3	3
Change in deferred tax asset (liability)	(7)	717	54	(331)	8	19	(1)	459
Total other comprehensive income (loss)	24	(3,410)	(196)	1,137	(24)	43	2	(2,424)
Less: Noncontrolling interests	—	—	—	—	—	7	—	7
Balance, September 30, 2023, net of tax	$(68)	$(22,790)	$(561)	$4,045	$133	$(64)	$11	$(19,294)
* Includes net unrealized gains and losses attributable to held-for-sale businesses at September 30, 2023.

Corebridge | Third Quarter 2024 Form 10-Q 73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
The following table presents the OCI reclassification adjustments for the three and nine months ended September 30, 2024 and 2023, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended September 30, 2024
Unrealized change arising during period	$(15)	$6,769	$(183)	$(1,155)	$112	$22	$—	$5,550
Less: Reclassification adjustments included in net income	—	(87)	—	—	—	—	—	(87)
Total other comprehensive income (loss), before income tax expense (benefit)	(15)	6,856	(183)	(1,155)	112	22	—	5,637
Less: Income tax expense (benefit)	(3)	1,269	(40)	(251)	24	5	—	1,004
Total other comprehensive income (loss), net of income tax expense (benefit)	$(12)	$5,587	$(143)	$(904)	$88	$17	$—	$4,633
Three Months Ended September 30, 2023
Unrealized change arising during period	$(62)	$(6,223)	$(104)	$1,435	$(17)	$(41)	$—	$(5,012)
Less: Reclassification adjustments included in net income	—	(8)	—	—	—	—	—	(8)
Total other comprehensive income (loss), before income tax expense (benefit)	(62)	(6,215)	(104)	1,435	(17)	(41)	—	(5,004)
Less: Income tax expense (benefit)	(13)	(1,157)	(23)	319	(3)	(12)	—	(889)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(49)	$(5,058)	$(81)	$1,116	$(14)	$(29)	$—	$(4,115)
Nine Months Ended September 30, 2024
Unrealized change arising during period	$10	$3,521	$(10)	$258	$84	$21	$—	$3,884
Less: Reclassification adjustments included in net income	(8)	(1,024)	—	246	—	(67)	—	(853)
Total other comprehensive income (loss), before income tax expense (benefit)	18	4,545	(10)	12	84	88	—	4,737
Less: Income tax expense (benefit)	4	1,101	(3)	(6)	18	4	—	1,118
Total other comprehensive income (loss), net of income tax expense (benefit)	$14	$3,444	$(7)	$18	$66	$84	$—	$3,619
Nine Months Ended September 30, 2023
Unrealized change arising during period	$14	$(4,453)	$(250)	$1,468	$(32)	$24	$3	$(3,226)
Less: Reclassification adjustments included in net income	(17)	(326)	—	—	—	—	—	(343)
Total other comprehensive income (loss), before income tax expense (benefit)	31	(4,127)	(250)	1,468	(32)	24	3	(2,883)
Less: Income tax expense (benefit)	7	(717)	(54)	331	(8)	(19)	1	(459)
Total other comprehensive income (loss), net of income tax expense (benefit)	$24	$(3,410)	$(196)	$1,137	$(24)	$43	$2	$(2,424)

Corebridge | Third Quarter 2024 Form 10-Q 74

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$—	$(8)	$(17)	Net realized gains (losses)
Total	$—	$—	$(8)	$(17)
Unrealized appreciation (depreciation) of all other investments
Investments	$(87)	$(8)	$(963)	$(326)	Net realized gains (losses)
Sale of business	—	—	(61)	—	Net (gain) loss on divestitures
Total	$(87)	$(8)	$(1,024)	$(326)
Effect of changes in the discount rates used to measure traditional and limited-payment long duration insurance contracts
Sale of business	$—	$—	$246	$—	Net (gain) loss on divestitures
Total	$—	$—	$246	$—
Foreign Currency Translation Adjustments
Sale of business	$—	$—	$(67)	$—	Net (gain) loss on divestitures
Total	$—	$—	$(67)	$—
Total reclassifications for the period	$(87)	$(8)	$(853)	$(343)
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
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Beginning balance	$816	$907	$869	$939
Net (loss) attributable to redeemable noncontrolling interest	(3)	(32)	(78)	(46)
Other comprehensive income (loss), net of tax	9	(3)	7	7
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	1	(19)
Contributions from noncontrolling interests	10	20	63	63
Distributions to noncontrolling interests	7	(1)	(24)	(54)
Other	(5)	(1)	(4)	—
Ending balance	$834	$890	$834	$890
Refer to Note 8 for additional information related to Variable Interest Entities.

Corebridge | Third Quarter 2024 Form 10-Q 75

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) 18. Earnings Per Common Share

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
The following table presents the computation of basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2024	2023	2024	2023
Numerator for EPS:
Net income (loss)	$(1,187)	$2,069	$(19)	$2,367
Less: Net income (loss) attributable to noncontrolling interests	(3)	(32)	(78)	(46)
Net income (loss) attributable to Corebridge common shareholders	$(1,184)	$2,101	$59	$2,413

Denominator for EPS:
Weighted average common shares outstanding - basic	587.1	639.0	607.5	646.8
Dilutive common shares	—	2.0	1.0	1.8
Weighted average common shares outstanding - diluted	587.1	641.0	608.5	648.6

Income per common share attributable to Corebridge common shareholders
Common stock - basic	$(2.02)	$3.29	$0.10	$3.73
Common stock - diluted	$(2.02)	$3.28	$0.10	$3.72
*Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 0.2 million and 1.0 million for the three months ended September 30, 2024 and 2023, respectively, and 0.2 million and 1.0 million for the nine months ended September 30, 2024 and 2023, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

19. Income Taxes
RECENT TAX LAW CHANGES
The Inflation Reduction Act of 2022 (H.R. 5376), (the “Inflation Reduction Act”) includes a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period and a 1% stock buyback tax. The U.S. Treasury and Internal Revenue Service (“IRS”) published proposed regulations that would address the application of CAMT on September 12, 2024. The proposed regulations are open to public comment through December 12, 2024 and certain specifics of application of the CAMT remain subject to future guidance. Our estimated CAMT liability will continue to be refined based on future guidance.
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

Corebridge | Third Quarter 2024 Form 10-Q 76

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Income Taxes
INTERIM TAX CALCULATION METHOD
We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual or infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily reclassification of certain tax effects from AOCI and realizability of deferred tax assets, and are recorded in the period in which the change occurs.
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended September 30, 2024, the effective tax rate on loss from operations was 25.5%. The effective tax rate on loss from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with the release of U.S. federal and state valuation allowance, and dividends received deduction. These tax benefits were partially offset by tax charges associated with reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities, state and local income taxes, and net tax adjustments related to prior year returns including interest.
For the nine months ended September 30, 2024, the effective tax rate on loss from operations was 84.4%. The effective tax rate on loss from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with dividends received deduction, excess tax benefits related to share based compensation payments recorded through the income statement, adjustments to deferred tax assets, renewable energy tax credits, and reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities. These tax benefits were partially offset by the establishment of additional U.S. federal and foreign valuation allowance and tax charges associated with state and local income taxes.
For the three months ended September 30, 2023, the effective tax rate on income from operations was 15.9%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with the establishment of outside basis as a result of the held-for-sale designation of Laya and AIG Life U.K., partial release of valuation allowance, dividends received deduction, tax adjustments related to prior year returns, and reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities. These tax benefits were partially offset by tax charges associated with state and local income taxes.
For the nine months ended September 30, 2023, the effective tax rate on income from operations was 12.4%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with the establishment of outside basis as a result of the held-for-sale designation of Laya and AIG Life U.K., dividends received deduction, adjustments to deferred tax assets, reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities, tax adjustments related to prior year returns, partial release of valuation allowance, and excess tax benefits related to share based compensation payments recorded through the income statement. These tax benefits were partially offset by tax charges associated with state and local income taxes.
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

Corebridge | Third Quarter 2024 Form 10-Q 77

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Income Taxes
To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. A valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year is recorded discretely. For the three and nine months ended September 30, 2024, we recorded an increase/(decrease) in valuation allowance of $(36) million and $9 million primarily attributable to current year activity. As of September 30, 2024, the balance sheet reflects a valuation allowance of $171 million related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized.
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
For the three and nine months ended September 30, 2024, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax capital gains and losses in the U.S. Life insurance companies’ available-for-sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of September 30, 2024, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized capital losses that are not more-likely-than-not to be realized. For the three and nine months ended September 30, 2024, we recorded an increase/(decrease) in valuation allowance of $(198) million and $92 million, respectively, associated with the unrealized tax capital losses in the U.S. Life insurance companies’ available-for-sale securities portfolio. As of September 30, 2024, the balance sheet reflects a valuation allowance of $1.1 billion associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio, all of which was allocated to OCI. Additionally, as of September 30, 2024, based on all available evidence, we concluded that a valuation allowance should not be established on a portion of the deferred tax asset related to realized tax capital losses. As of September 30, 2024, we released $57 million of valuation allowance associated with the realized tax capital losses from the insurance companies’ available-for-sale securities portfolio.
For the nine months ended September 30, 2024, we recognized a $2 million increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions.
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

Corebridge | Third Quarter 2024 Form 10-Q 78

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
Separately, certain of our subsidiaries provide portfolio administration and investment planning, performance evaluation and oversight services to AIG Property Casualty International, LLC (“AIGPCI”), on a non-discretionary basis, with respect to the investment portfolios of various of AIGPCI’s non-U.S. subsidiaries. In some cases, these services are directly provided to AIGPCI’s non-US subsidiaries. We offer our Funds to AIGPCI’s non-U.S. subsidiaries. Our subsidiaries earn investment management and advisory fees under the IMAs and other service agreements, as well as management fees and carried interest distributions or similar performance-based compensation under the Funds’ operating agreements, the majority of which are based on, or calibrated to approximate, the costs of providing the services. With respect to a minority of the AIG client portfolios, which relate to assets backing risks that have been transferred to third parties, our subsidiaries earn market-based fees. Management and advisory fee income for these Investment Services and related services reflected in Other income on the Condensed Consolidated Statements of Income (Loss) were $3 million and $16 million for the three and nine months ended September 30, 2024, respectively, and $8 million and $28 million for the three and nine months ended September 30, 2023, respectively.
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

Corebridge | Third Quarter 2024 Form 10-Q 79

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Related Parties
The total expenses incurred for services provided by AIGM reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Condensed Consolidated Statements of Income (Loss) were $0 million and $0 million for the three and nine months ended September 30, 2024, respectively, and $0 million and $0 million for the three and nine months ended September 30, 2023, respectively. The derivative assets, net of gross assets and gross liabilities after collateral were $1 million and $13 million as of September 30, 2024 and December 31, 2023, respectively. The derivative liabilities, net of gross assets and gross liabilities after collateral were $0 million and $0 million as of September 30, 2024 and December 31, 2023, respectively. The collateral posted to AIGM was $0 million and $0 million as of September 30, 2024 and December 31, 2023, respectively. The collateral held by us was $31 million and $377 million as of September 30, 2024 and December 31, 2023, respectively.
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
Amounts due to AIG under these agreements were $9 million and $39 million as of September 30, 2024 and December 31, 2023, respectively. Amounts due from AIG were $11 million and $38 million as of September 30, 2024 and December 31, 2023, respectively. The total service expenses incurred specific to these agreements reflected in General operating expenses on the Condensed Consolidated Statements of Income (Loss) were $12 million and $37 million for the three and nine months ended September 30, 2024, respectively, and $34 million and $127 million for the three and nine months ended September 30, 2023, respectively.
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
Reinsurance assets related to these agreements were $67 million as of December 31, 2023. Amounts payable to AIRCO were $13 million as of December 31, 2023. Ceded premiums related to these agreements were $9 million for the nine months ended September 30, 2024, and $10 million and $28 million for the three and nine months ended September 30, 2023, respectively. Reinsurance assets and amounts payable related to these agreements were reclassified to Assets held-for-sale and Liabilities held-for-sale, respectively at December 31, 2023.
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

Corebridge | Third Quarter 2024 Form 10-Q 80

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Related Parties
Prior to the IPO, Corebridge and SAFG Capital LLC were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. There were no payments to AIG in connection with the tax sharing agreements for the nine months ended September 30, 2024 and 2023. Amounts payable to AIG pursuant to the tax sharing agreements were $366 million and $371 million as of September 30, 2024 and December 31, 2023, respectively.
Employee Compensation and Benefits
Our employees participate in certain of AIG’s employee benefit programs. We had a payable of $1 million and $32 million as of September 30, 2024 and December 31, 2023, respectively, with respect to these programs. On September 14, 2022, we entered into an employee matters agreement with AIG (the “EMA”). The EMA allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters between us and AIG. The EMA generally provides that, unless otherwise specified, each party is responsible for liabilities associated with their current and former employees for purposes of compensation and benefit matters following the IPO.
Repurchase of Corebridge Common Stock
During the nine months ended September 30, 2024, we repurchased approximately 8.0 million shares of Corebridge Common Stock from AIG for an aggregate purchase price of approximately $200 million.
Related Party Transactions with Blackstone Inc. (“Blackstone”)
Investment Expense
We entered into a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred were $64 million and $175 million for the three and nine months ended September 30, 2024, respectively, and $47 million and $119 million for the three and nine months ended September 30, 2023, respectively.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by an affiliate, and in other instances, affiliates may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by affiliates was $22 million and $102 million as of September 30, 2024 and December 31, 2023, respectively. The interest expense incurred on the debt reflected in Interest expense on the Condensed Consolidated Statements of Income (Loss) were $1 million and $3 million for the three and nine months ended September 30, 2024, respectively, and $0 million and $8 million for the three and nine months ended September 30, 2023, respectively.
The noncontrolling interest included in the Condensed Consolidated Balance Sheets related to the VIEs held by affiliates was $478 million and $518 million as of September 30, 2024 and December 31, 2023, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by affiliates were $(7) million and $(46) million for the three and nine months ended September 30, 2024, respectively, and $(17) million and $(6) million for the three and nine months ended September 30, 2023, respectively.
In addition to transactions with VIEs, Corebridge has entered into other structured financing arrangements supporting real estate properties and other types of assets with other AIG affiliates. These financing arrangements are reported in Other invested assets in the Condensed Consolidated Balance Sheets. Certain of these and the VIE structures above also include commitments for funding from AIG affiliates of $0.6 billion and $0.6 billion at September 30, 2024 and December 31, 2023, respectively.
For additional information related to VIEs and other investments, see Notes 5 and 8.

Corebridge | Third Quarter 2024 Form 10-Q 81

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
This MD&A addresses the consolidated financial condition of Corebridge as of September 30, 2024, compared with December 31, 2023, and its consolidated results of operations for the three and nine months ended September 30, 2024 and 2023. In addition to historical data, this discussion contains forward-looking statements about our business operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the unaudited Condensed Consolidated Financial Statements and the statements under “Cautionary Statements Regarding Forward-Looking Information,” included elsewhere in this Quarterly Report and the “Risk Factors” section in the 2023 Form 10-K.

Corebridge | Third Quarter 2024 Form 10-Q 82

Corebridge | Third Quarter 2024 Form 10-Q 83

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

Corebridge | Third Quarter 2024 Form 10-Q 84

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
Impact of Fortitude Re
In 2018, AIG established Fortitude Re, a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“Fortitude Holdings”), in a series of reinsurance transactions related to certain of AIG’s legacy operations. In February 2018, AGL, VALIC and USL entered into modco agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda. Following the sale of AIG’s majority ownership interest in Fortitude Holdings, AIG contributed its remaining ownership in Fortitude Re Bermuda and its one seat on its Board of Managers to us. As of September 30, 2024, our ownership interest in Fortitude Re was 2.46%.
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
As of September 30, 2024, $26.3 billion of reserves had been ceded to Fortitude Re.
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

Corebridge | Third Quarter 2024 Form 10-Q 85

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
The following table summarizes the fair values of the embedded derivatives for fixed index annuity and index universal life products:

(in millions)	September 30, 2024	December 31, 2023
Fixed index annuities	$8,905	$6,953
Index universal life	$1,184	$989
Our Strategic Partnership with Blackstone
In 2021, we entered into a strategic partnership with Blackstone pursuant to which Blackstone acquired a 9.9% position in our common stock and we entered into a long-term asset management relationship with Blackstone IM. As of September 30, 2024, Blackstone managed approximately $67.5 billion in book value of assets in our investment portfolio.
For additional information on our Strategic Partnership with Blackstone, see “Investments” below.
Our Investment Management Agreements with BlackRock
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. As of September 30, 2024, BlackRock managed approximately $86.3 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets.
For additional information on our Investment Management Agreements with BlackRock, see “Investments” below.
Fair Value Option Bond Securities
We elect the fair value option on certain bond securities. When the fair value option is elected, the realized and unrealized gains and losses on these securities are reported in net investment income.
The following table shows the net investment income reported on fair value option bond securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net investment income - excluding Fortitude Re funds withheld assets	$22	$7	$48	$25
Net investment income - Fortitude Re funds withheld assets	230	(35)	379	76
Total	$252	$(28)	$427	$101
Separation Costs
In connection with our separation from AIG, we have incurred and expect to continue to incur one-time and recurring expenses. As of September 30, 2024, we have incurred approximately $519 million of one-time expenses on a pre-tax basis. These expenses primarily relate to replicating and replacing functions, systems and infrastructure provided by AIG; rebranding; and accounting advisory, consulting and actuarial fees. In addition to these separation costs, we expect to incur costs related to the evolution of our investments organization to reflect our strategic partnerships with key external managers, our implementation of BlackRock’s “Aladdin” investment management technology platform and our expected reduction in fees for asset management services.
In addition, as part of Corebridge Forward, we aimed to achieve an annual run rate expense reduction of approximately $400 million on a pre-tax basis within 24 months of the IPO. Through September 30, 2024 we have acted upon or contracted the full $400 million of exit run rate savings on a pre-tax basis. Corebridge Forward is expected to have a cumulative cost to achieve of approximately $300 million on a pre-tax basis. As of September 30, 2024, the cost to achieve has been approximately $214 million.

Corebridge | Third Quarter 2024 Form 10-Q 86

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
For further details of our accounting policies and related judgments pertaining to assumption updates, see “Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits and Update of Actuarial Assumptions and Models—Update of Actuarial Assumptions and Models”, herein and “Accounting Policies and Pronouncements—Critical Accounting Estimates—Market Risk Benefits, Valuation of Embedded Derivatives for Fixed Index Annuity and Index Universal Life Products, Guaranteed Benefit Features of Variable Annuity, Fixed Annuity and Fixed Index Annuity Products, and Future Policy Benefits for Life, Accident and Health Insurance Contracts” in the 2023 Form 10-K.
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

Corebridge | Third Quarter 2024 Form 10-Q 87

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
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the third quarter of 2024 may impact the private equity investments in the alternative investments portfolio in the fourth quarter of 2024.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products.
As of September 30, 2024, new investments continue to have higher yields than the yield on maturities and redemptions that we are experiencing in our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
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
Annuity Sales and Surrenders
Rising interest rates could create the potential for increased sales but could also drive higher surrenders relative to what we have already experienced. Fixed annuities have surrender charge periods, generally in the three-to-seven-year range. Fixed index annuities have surrender charge periods, generally in the five-to-ten-year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the liabilities for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period.
In October 2024, we announced the launch of Corebridge MarketLock ® Annuity, a registered index-linked annuity (“RILA”) contract.
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

Corebridge | Third Quarter 2024 Form 10-Q 88

ITEM 2 | Executive Summary
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 48% and 54% were crediting at the contractual minimum guaranteed interest rate at September 30, 2024 and December 31, 2023, respectively. The percentages of fixed account values of our annuity products that are currently crediting at rates above 1% were 45% and 50% at September 30, 2024 and December 31, 2023, respectively. In the universal life insurance products in our Life Insurance business, 59% and 59% of the account values were crediting at the contractual minimum guaranteed interest rate at September 30, 2024 and December 31, 2023, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
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
In addition, on April 25, 2024, the Department of Labor (“DOL”) published a final rule in the Federal Register updating the definition for when a person is an “investment advice fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and IRAs. The DOL also published changes with respect to existing prohibited transactions exemptions (“PTEs”) relating to such advice, including PTE 84-24 and PTE 2020-02. Orders staying the rule’s September 23, 2024 effective date were issued by the U.S. District Courts for the Eastern District of Texas and the Northern District of Texas on July 25, 2024 and July 26, 2024, respectively, in connection with separate lawsuits challenging the rule. On September 20, 2024, DOL filed a notice of appeal confirming its intent to appeal these two orders to the United States Court of Appeals for the Fifth Circuit. We are actively monitoring the progress of the litigation while continuing to evaluate potential impact of the DOL rule to our business.

For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see “Business—Regulation” in the 2023 Form 10-K.

Corebridge | Third Quarter 2024 Form 10-Q 89

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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Total revenues	$2,616	$5,505	$12,162	$15,524
Fortitude Re related items:
Net investment (income) on Fortitude Re funds withheld assets	(515)	(233)	(1,172)	(897)
Net realized (gains) losses on Fortitude Re funds withheld assets	(157)	228	100	338
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	1,509	(1,080)	1,451	(177)
Subtotal - Fortitude Re related items	837	(1,085)	379	(736)
Other non-Fortitude Re reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	(13)	(14)	(44)	(41)
Other (income) loss - net	(6)	(8)	(23)	(22)
Net realized (gains) losses*	1,099	(317)	2,088	564
Subtotal - Other non-Fortitude Re reconciling items	1,080	(339)	2,021	501
Total adjustments	1,917	(1,424)	2,400	(235)
Adjusted revenues	$4,533	$4,081	$14,562	$15,289
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

Corebridge | Third Quarter 2024 Form 10-Q 90

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
INVESTMENT RELATED ADJUSTMENTS:
APTOI excludes “Net realized gains (losses)”, except for gains (losses) related to the disposition of real estate investments. Net realized gains (losses), except for gains (losses) related to the disposition of real estate investments, are excluded as the timing of sales on invested assets or changes in allowances depend largely on market credit cycles and can vary considerably across periods. In addition, changes in interest rates may create opportunistic scenarios to buy or sell invested assets. Our derivative results, including those used to economically hedge insurance liabilities, or those recognized as embedded derivatives at fair value, are also included in Net realized gains (losses) and are similarly excluded from APTOI except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedges or for asset replication. Earned income on such economic hedges is reclassified from Net realized gains and losses to specific APTOI line items based on the economic risk being hedged (e.g., Net investment income and Interest credited to policyholder account balances).
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

Corebridge | Third Quarter 2024 Form 10-Q 91

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) attributable to Corebridge to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) attributable to Corebridge:

Three Months Ended September 30,	2024				2023
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$(1,594)	$(407)	$—	$(1,187)	$2,461	$392	$—	$2,069
Noncontrolling interests	—	—	3	3	—	—	32	32
Pre-tax income (loss)/net income (loss) attributable to Corebridge	(1,594)	(407)	3	(1,184)	2,461	392	32	2,101
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(515)	(110)	—	(405)	(233)	(52)	—	(181)
Net realized (gains) losses on Fortitude Re funds withheld assets	(157)	(34)	—	(123)	228	51	—	177
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	1,509	324	—	1,185	(1,080)	(239)	—	(841)
Subtotal Fortitude Re related items	837	180	—	657	(1,085)	(240)	—	(845)
Other reconciling Items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	(22)	—	22	—	(6)	—	6
Deferred income tax valuation allowance (releases) charges	—	91	—	(91)	—	57	—	(57)
Changes in fair value of market risk benefits, net	603	126	—	477	(418)	(88)	—	(330)
Changes in fair value of securities used to hedge guaranteed living benefits	2	1	—	1	4	1	—	3
Changes in benefit reserves related to net realized (losses)	(2)	(1)	—	(1)	(2)	—	—	(2)
Net realized (gains) losses*	1,093	235	—	858	(332)	(70)	—	(262)
Separation costs	—	—	—	—	64	13	—	51
Restructuring and other costs	87	18	—	69	82	17	—	65
Non-recurring costs related to regulatory or accounting changes	1	—	—	1	6	2	—	4
Net (gain) loss on divestiture	1	—	—	1	1	60	—	(59)
Pension expense - non operating	—	—	—	—	—	—	—	—
Noncontrolling interests	3	—	(3)	—	32	—	(32)	—
Subtotal Non-Fortitude Re reconciling items	1,788	448	(3)	1,337	(563)	(14)	(32)	(581)
Total adjustments	2,625	628	(3)	1,994	(1,648)	(254)	(32)	(1,426)
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge	$1,031	$221	$—	$810	$813	$138	$—	$675

Corebridge | Third Quarter 2024 Form 10-Q 92

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics

Nine Months Ended September 30,	2024				2023
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$(122)	$(103)	$—	$(19)	$2,703	$336	$—	$2,367
Noncontrolling interests	—	—	78	78	—	—	46	46
Pre-tax income (loss)/net income (loss) attributable to Corebridge	(122)	(103)	78	59	2,703	336	46	2,413
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(1,172)	(250)	—	(922)	(897)	(200)	—	(697)
Net realized losses on Fortitude Re funds withheld assets	100	21	—	79	338	75	—	263
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	1,451	312	—	1,139	(177)	(39)	—	(138)
Subtotal Fortitude Re related items	379	83	—	296	(736)	(164)	—	(572)
Other reconciling items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	56	—	(56)	—	74	—	(74)
Deferred income tax valuation allowance (releases) charges	—	(13)	—	13	—	6	—	(6)
Changes in fair value of market risk benefits, net	259	54	—	205	(484)	(102)	—	(382)
Changes in fair value of securities used to hedge guaranteed living benefits	8	2	—	6	11	2	—	9
Changes in benefit reserves related to net realized (losses)	(8)	(2)	—	(6)	(6)	(1)	—	(5)
Net realized losses*	2,063	442	—	1,621	539	113	—	426
Separation costs	94	20	—	74	186	39	—	147
Restructuring and other costs	219	46	—	173	137	29	—	108
Non-recurring costs related to regulatory or accounting changes	2	—	—	2	17	4	—	13
Net (gain) loss on divestiture	(245)	(48)	—	(197)	(55)	48	—	(103)
Pension expense - non operating	—	—	—	—	15	3	—	12
Noncontrolling interests	78	—	(78)	—	46	—	(46)	—
Subtotal Other non-Fortitude Re reconciling items	2,470	557	(78)	1,835	406	215	(46)	145
Total adjustments	2,849	640	(78)	2,131	(330)	51	(46)	(427)
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge	$2,727	$537	$—	$2,190	$2,373	$387	$—	$1,986
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
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

(in millions, except per common share data)	September 30, 2024	December 31, 2023
Total Corebridge shareholders' equity (a)	$13,608	$11,766
Less: Accumulated other comprehensive income (loss)	(9,884)	(13,458)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,058)	(2,332)
Adjusted Book Value (b)	$21,434	$22,892

Total common shares outstanding (c)	574.4	621.7

Book value per common share (a/c)	$23.69	$18.93
Adjusted book value per common share (b/c)	$37.32	$36.82

Corebridge | Third Quarter 2024 Form 10-Q 93

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
The following table presents the reconciliation of Adjusted ROAE:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise noted)	2024	2023	2024	2023
Actual or annualized net income (loss) attributable to Corebridge shareholders (a)	$(4,736)	$8,404	$79	$3,217
Actual or annualized adjusted after-tax operating income attributable to Corebridge shareholders (b)	3,240	2,700	2,920	2,648
Average Corebridge shareholders’ equity (c)	12,302	9,464	11,987	9,966
Less: Average AOCI	(12,196)	(17,238)	(12,997)	(16,352)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,390)	(3,004)	(2,402)	(2,795)
Average Adjusted Book Value (d)	$22,108	$23,698	$22,582	$23,523

Return on Average Equity (a/c)	(38.5)%	88.8%	0.7%	32.3%
Adjusted ROAE (b/d)	14.7%	11.4%	12.9%	11.3%
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
The following table presents the premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Individual Retirement
Premiums	$36	$29	$107	$173
Deposits	5,493	3,935	17,076	12,726
Other(a)	(3)	(3)	(9)	(10)
Premiums and deposits	5,526	3,961	17,174	12,889
Group Retirement
Premiums	5	6	10	16
Deposits	1,958	1,825	6,005	5,984
Premiums and deposits(b)(c)	1,963	1,831	6,015	6,000
Life Insurance
Premiums	352	449	1,117	1,317
Deposits	386	393	1,168	1,175
Other(a)	118	243	511	705
Premiums and deposits	856	1,085	2,796	3,197
Institutional Markets
Premiums	208	200	2,171	3,686
Deposits	1,045	2,048	3,697	3,620
Other(a)	10	8	29	23
Premiums and deposits	1,263	2,256	5,897	7,329
Total
Premiums	601	684	3,405	5,192
Deposits	8,882	8,201	27,946	23,505
Other(a)	125	248	531	718
Premiums and deposits	$9,608	$9,133	$31,882	$29,415
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $761 million and $656 million for the three months ended September 30, 2024 and 2023, respectively, and $2.3 billion and $1.8 billion for the nine months ended September 30, 2024 and 2023, respectively.
(c)Includes inflows related to in-plan mutual funds of $770 million and $773 million for the three months ended September 30, 2024 and 2023, respectively, and $2.4 billion and $2.5 billion for the nine months ended September 30, 2024 and 2023, respectively.

Corebridge | Third Quarter 2024 Form 10-Q 94

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net investment income (net income basis)	$3,296	$2,657	$9,208	$8,066
Net investment (income) on Fortitude Re funds withheld assets	(515)	(233)	(1,172)	(897)
Change in fair value of securities used to hedge guaranteed living benefits	(13)	(14)	(44)	(41)
Other adjustments	(6)	(7)	(23)	(22)
Derivative income recorded in net realized gains (losses)	72	53	210	165
Total adjustments	(462)	(201)	(1,029)	(795)
Net investment income (APTOI basis)	$2,834	$2,456	$8,179	$7,271
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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

(in millions)	September 30, 2024	December 31, 2023
Individual Retirement
AUM	$163,285	$149,691
AUA	—	—
Total Individual Retirement AUMA	163,285	149,691
Group Retirement
AUM	82,240	79,910
AUA	47,655	42,271
Total Group Retirement AUMA	129,895	122,181
Life Insurance
AUM	27,972	26,691
AUA	—	—
Total Life Insurance AUMA *	27,972	26,691
Institutional Markets
AUM	47,796	40,678
AUA	44,417	44,607
Total Institutional Markets AUMA	92,213	85,285
Total AUMA	$413,365	$383,848
*The December 31, 2023 AUMA excludes $181 million, of assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets. See Note 4 in the 2023 Form 10-K Notes to the Condensed Consolidated Financial Statements for additional information.

Corebridge | Third Quarter 2024 Form 10-Q 95

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
Base net investment spread means base yield less cost of funds, excluding the amortization of deferred sales inducement assets.
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Individual Retirement
Spread income	$729	$672	$2,165	$1,979
Fee income	321	289	936	846
Total Individual Retirement*	1,050	961	3,101	2,825
Group Retirement
Spread income	176	209	567	635
Fee income	201	180	582	534
Total Group Retirement	377	389	1,149	1,169
Life Insurance
Underwriting margin	392	384	998	1,101
Total Life Insurance	392	384	998	1,101
Institutional Markets
Spread income	133	70	327	269
Fee income	15	16	46	48
Underwriting margin	25	14	63	51
Total Institutional Markets	173	100	436	368
Total
Spread income	1,038	951	3,059	2,883
Fee income	537	485	1,564	1,428
Underwriting margin	417	398	1,061	1,152
Total	$1,992	$1,834	$5,684	$5,463

Corebridge | Third Quarter 2024 Form 10-Q 96

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Individual Retirement
Base portfolio income	$1,417	$1,230	$4,126	$3,547
Variable investment income	44	10	79	45
Net investment income	1,461	1,240	4,205	3,592
Group Retirement
Base portfolio income	451	487	1,421	1,462
Variable investment income	27	17	39	46
Net investment income	478	504	1,460	1,508
Life Insurance
Base portfolio income	331	310	973	948
Variable investment income	5	3	11	9
Net investment income	336	313	984	957
Institutional Markets
Base portfolio income	527	401	1,500	1,086
Variable investment income	41	7	44	61
Net investment income	568	408	1,544	1,147
Total
Base portfolio income	2,726	2,428	8,020	7,043
Variable investment income	117	37	173	161
Net investment income (APTOI basis) - Insurance operations	$2,843	$2,465	$8,193	$7,204
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
The following table presents a summary of our Net Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Individual Retirement
Fixed Annuities	$607	$(1,356)	$2,410	$(2,561)
Fixed Index Annuities	1,146	1,519	3,173	4,519
Variable Annuities	(1,344)	(906)	(3,879)	(2,397)
Total Individual Retirement	409	(743)	1,704	(439)
Group Retirement	(1,784)	(2,188)	(5,549)	(4,753)
Total Net Flows	$(1,375)	$(2,931)	$(3,845)	$(5,192)

Corebridge | Third Quarter 2024 Form 10-Q 97

ITEM 2 Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and nine months ended September 30, 2024 and 2023. For factors that relate primarily to a specific business, see “— Business Segment Operations.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums	$619	$701	$3,461	$5,249
Policy fees	728	702	2,163	2,094
Net investment income	3,296	2,657	9,208	8,066
Net realized gains (losses)	(2,327)	1,220	(3,394)	(558)
Advisory fee and other income	300	225	724	673
Total revenues	2,616	5,505	12,162	15,524
Benefits and expenses:
Policyholder benefits	1,149	1,102	5,005	6,473
Change in the fair value of market risk benefits, net	603	(418)	259	(484)
Interest credited to policyholder account balances	1,358	1,134	3,831	3,238
Amortization of deferred policy acquisition costs and value of business acquired	260	268	787	782
Non-deferrable insurance commissions	141	146	430	435
Advisory fee expenses	73	65	212	194
General operating expenses	492	611	1,596	1,797
Interest expense	133	135	409	441
Net (gain) loss on divestitures	1	1	(245)	(55)
Total benefits and expenses	4,210	3,044	12,284	12,821
Income (loss) before income (loss) tax expense (benefit)	(1,594)	2,461	(122)	2,703
Income (loss) tax expense (benefit)	(407)	392	(103)	336
Net income (loss)	(1,187)	2,069	(19)	2,367
Less: Net (loss) attributable to noncontrolling interests	(3)	(32)	(78)	(46)
Net income (loss) attributable to Corebridge	$(1,184)	$2,101	$59	$2,413
The following table presents certain balance sheet data:.

(in millions, except per common share data)	September 30, 2024	December 31, 2023
Balance sheet data:
Total assets	$399,422	$379,270
Long-term debt	$9,865	$9,118
Debt of consolidated investment entities	$2,149	$2,504
Total Corebridge shareholders’ equity	$13,608	$11,766
Book value per common share	$23.69	$18.93
Adjusted book value per common share	$37.32	$36.82
Financial Highlights
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded a pre-tax loss of $1.6 billion in the three months ended September 30, 2024 compared to pre-tax income of $2.5 billion in the three months ended September 30, 2023. The change in pre-tax income was primarily due to:
•higher net realized losses of $3.5 billion primarily driven by higher losses on the Fortitude Re balances;
•unfavorable change in the fair value of market risk benefits, net of $1.0 billion primarily driven by the impacts of interest rates compared to the comparable period in the prior year; and
•higher interest credited to policyholder account balances of $224 million primarily due to higher sales activity in fixed and fixed index annuities and continued growth in our GIC business.

Corebridge | Third Quarter 2024 Form 10-Q 98

ITEM 2 Consolidated Results of Operations
Partially offset by:
•higher net investment income of $639 million primarily driven by higher base portfolio income, higher variable investment income and higher income related to the Fortitude Re funds withheld assets.
Income tax expense (benefit)
For the three months ended September 30, 2024, there was an income tax benefit of $407 million on loss from operations, resulting in an effective tax rate on loss from operations of 25.5%.
Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 Net Income Comparison
We recorded a pre-tax loss of $122 million in the nine months ended September 30, 2024 compared to pre-tax income of $2.7 billion in the nine months ended September 30, 2023.The change in pre-tax income was primarily due to:
•higher net realized losses of $2.8 billion primarily driven by higher losses on the Fortitude Re balances;
•lower premiums of $1.8 billion primarily on new pension risk transfer business;
•unfavorable change in the fair value of market risk benefits, net of $743 million primarily driven by the impacts of lower interest rates compared to the comparable period in the prior year; and
•higher interest credited to policyholder account balances of $593 million primarily due to higher sales activity in fixed and fixed index annuities and continued growth in our GIC business.
Partially offset by:
•lower policyholder benefits of $1.5 billion primarily on new pension risk transfer business;
•higher net investment income of $1.1 billion primarily driven by higher base portfolio income partially offset by lower variable investment income; and
•higher net gain on divestitures of $190 million primarily from the gain on the sale of AIG Life U.K.
Income tax expense (benefit)
For the nine months ended September 30, 2024, there was an income tax benefit of $103 million on loss from operations, resulting in an effective tax rate on loss from operations of 84.4%.
Adjusted pre-tax operating income
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Premiums	$618	$703	$3,460	$5,251
Policy fees	728	702	2,163	2,094
Net investment income	2,834	2,456	8,179	7,271
Net realized gains (losses)*	53	(5)	36	—
Advisory fee and other income	300	225	724	673
Total adjusted revenues	4,533	4,081	14,562	15,289
Policyholder benefits	1,152	1,103	5,014	6,479
Interest credited to policyholder account balances	1,348	1,131	3,803	3,211
Amortization of deferred policy acquisition costs	260	268	787	782
Non-deferrable insurance commissions	141	146	430	435
Advisory fee expenses	73	65	212	194
General operating expenses	404	459	1,281	1,442
Interest expense	127	128	386	419
Total benefits and expenses	3,505	3,300	11,913	12,962
Noncontrolling interests	3	32	78	46
Adjusted pre-tax operating income	$1,031	$813	$2,727	$2,373
*Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.

Corebridge | Third Quarter 2024 Form 10-Q 99

ITEM 2 Consolidated Results of Operations
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 APTOI Comparison
APTOI increased $218 million, primarily due to:
•higher net investment income of $378 million primarily driven by higher base portfolio income partially offset by lower variable investment income; and
•lower general operating expenses by $55 million.
Partially offset by:
•higher interest credited to policyholder account balances of $217 million primarily due to higher sales activity in fixed and fixed index annuities and continued growth in our GIC business.
Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 APTOI Comparison
APTOI increased $354 million, primarily due to:
•lower policyholder benefits of $1.5 billion primarily on new pension risk transfer business;
•higher net investment income of $908 million primarily driven by higher base portfolio income partially offset by lower variable investment income;
•lower general operating expenses by $161 million; and
•lower income attributable to noncontrolling interest of $32 million.
Partially offset by:
•lower premiums of $1.8 billion primarily on new pension risk transfer business;and
•higher interest credited to policyholder account balances of $592 million primarily due to higher sales activity in fixed and fixed index annuities and continued growth in our GIC business.

Corebridge | Third Quarter 2024 Form 10-Q 100

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
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Individual Retirement	$657	$576	$1,900	$1,684
Group Retirement	188	192	583	575
Life Insurance	156	136	305	294
Institutional Markets	154	75	362	286
Corporate and Other	(126)	(163)	(422)	(462)
Consolidation and elimination	2	(3)	(1)	(4)
Adjusted pre-tax operating income	$1,031	$813	$2,727	$2,373

Corebridge | Third Quarter 2024 Form 10-Q 101

ITEM 2 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums	$36	$29	$107	$173
Policy fees	205	182	596	528
Net investment income:
Base portfolio income	1,417	1,230	4,126	3,547
Variable investment income	44	10	79	45
Net investment income	1,461	1,240	4,205	3,592
Advisory fee and other income*	116	107	340	318
Total adjusted revenues	1,818	1,558	5,248	4,611
Benefits and expenses:
Policyholder benefits	21	29	90	165
Interest credited to policyholder account balances	744	582	2,078	1,654
Amortization of deferred policy acquisition costs	153	150	454	425
Non-deferrable insurance commissions	99	90	283	270
Advisory fee expenses	38	35	111	105
General operating expenses	106	96	332	308
Total benefits and expenses	1,161	982	3,348	2,927
Adjusted pre-tax operating income	$657	$576	$1,900	$1,684
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
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Spread income(a)	$729	$672	$2,165	$1,979
Fee income	321	289	936	846
Policyholder benefits, net of premiums	15	—	17	8
Non-deferrable insurance commissions	(99)	(90)	(283)	(270)
Amortization of DAC and DSI	(165)	(164)	(492)	(466)
General operating expenses	(106)	(96)	(332)	(308)
Other(b)	(38)	(35)	(111)	(105)
Adjusted pre-tax operating income	$657	$576	$1,900	$1,684
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $12 million and $14 million for the three months ended September 30,2024 and 2023, respectively, and $38 million and $41 million for the nine months ended September 30, 2024 and 2023 respectively.
(b)Other represents advisory fee expenses.
Financial Highlights
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 APTOI Comparison
APTOI increased $81 million, primarily due to:
•higher spread income of $57 million primarily driven by an increase in variable investment income of $34 million due to higher alternative income mostly due to improved private equity returns and higher yield enhancement income, and higher base spread income of $23 million due to improved base portfolio yields and growth in invested assets driven by higher general account sales; and
•higher fee income of $32 million, primarily due to an increase in mortality and expense fees and other fee income due to higher average variable annuity separate account asset values driven by improved equity market returns.

Corebridge | Third Quarter 2024 Form 10-Q 102

ITEM 2 | Business Segment Operations
Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 APTOI Comparison
APTOI increased $216 million, primarily due to:
•higher spread income of $186 million primarily driven by an increase in variable investment income of $34 million due to higher alternative income mostly due to improved private equity returns and higher yield enhancement income, higher base spread income of $152 million due to improved base portfolio yields and growth in invested assets driven by higher general account sales; and
•higher fee income of $90 million, primarily due to an increase in mortality and expense fees and other fee income due to higher average variable annuity separate account asset values driven by improved equity market returns, and higher surrender charge fee income due to an increase in surrenders.
Partially offset by:
•higher amortization of DAC and DSI of $26 million due to growth in Fixed and Fixed index annuity business; and
•higher non-deferrable insurance commissions of $13 million mostly due to continued growth in the Fixed index annuity business.
AUMA
The following table presents Individual Retirement AUMA by product:

(in millions)	September 30, 2024	December 31, 2023
Fixed annuities	$57,936	$53,570
Fixed index annuities	48,263	40,661
Variable annuities:
Variable annuities - General Account	6,932	7,715
Variable annuities - Separate Accounts	50,154	47,745
Variable annuities	57,086	55,460
Total	$163,285	$149,691

September 30, 2024 to December 31, 2023 AUMA Comparison
AUMA increased $13.6 billion driven by an increase of $11.2 billion in the general account and higher separate accounts asset values of $2.4 billion. The general account increased primarily due to positive general account net flows and lower interest rates resulting in unrealized gains from fixed maturities securities. The separate account increased primarily due to increases in the equity markets, partially offset by outflows from separate accounts.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Spread income:
Total spread income
Base portfolio income	$1,417	$1,230	$4,126	$3,547
Interest credited to policyholder account balances	(732)	(568)	(2,040)	(1,613)
Base spread income	685	662	2,086	1,934
Variable investment income	44	10	79	45
Total spread income*	$729	$672	$2,165	$1,979
Fee income:
Policy fees	$205	$182	$596	$528
Advisory fees and other income	116	107	340	318
Total fee income	$321	$289	$936	$846
*Excludes amortization of DSI assets of $12 million and $14 million for the three months ended September 30, 2024 and 2023, respectively, and $38 million and $41 million for the nine months ended September 30, 2024 and 2023, respectively.

Corebridge | Third Quarter 2024 Form 10-Q 103

ITEM 2 | Business Segment Operations
The following table presents Individual Retirement net investment spread:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed annuities base net investment spread:
Base yield*	5.52%	5.10%	5.44%	4.97%
Cost of funds	3.51	2.97	3.37	2.89
Fixed annuities base net investment spread	2.01	2.13	2.07	2.08
Fixed index annuities base net investment spread:
Base yield*	4.99	4.91	5.00	4.72
Cost of funds	2.45	2.06	2.39	1.94
Fixed index annuities base net investment spread	2.54	2.85	2.61	2.78
Variable annuities base net investment spread:
Base yield*	3.69	3.88	3.67	3.81
Cost of funds	1.51	1.49	1.50	1.48
Variable annuities base net investment spread	2.18	2.39	2.17	2.33
Total Individual Retirement base net investment spread:
Base yield*	5.20	4.97	5.15	4.81
Cost of funds	2.94	2.50	2.83	2.42
Total Individual Retirement base net investment spread	2.26%	2.47%	2.32%	2.39%
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 Comparison and Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 Comparison
See “Financial Highlights.”
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Fixed annuities	$2,780	$1,339	$9,524	$4,855
Fixed index annuities	2,298	2,224	6,420	6,598
Variable annuities	448	398	1,230	1,436
Total	$5,526	$3,961	$17,174	$12,889

Net Flows	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Fixed annuities	$607	$(1,356)	$2,410	$(2,561)
Fixed index annuities	1,146	1,519	3,173	4,519
Variable annuities	(1,344)	(906)	(3,879)	(2,397)
Total	$409	$(743)	$1,704	$(439)
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 Comparison
Fixed Annuities Net inflows increased by $2.0 billion over the prior year, primarily due to higher premiums and deposits of $1.4 billion due to strong customer demand, lower death benefits of $85 million and lower surrenders and withdrawals of $437 million.
Fixed Index Annuities Net inflows decreased by $373 million primarily due to higher surrenders and withdrawals of $430 million and higher death benefits of $17 million, offset by higher premiums and deposits of $74 million.
Variable Annuities Net outflows increased $438 million primarily due to higher surrenders and withdrawals of $449 million and higher death benefits of $39 million, offset by higher premium and deposits of $50 million.

Corebridge | Third Quarter 2024 Form 10-Q 104

ITEM 2 | Business Segment Operations
Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 Comparison
Fixed Annuities Net inflows increased by $5.0 billion over the prior year, primarily due to higher premiums and deposits of $4.7 billion due to strong customer demand and lower death benefits of $528 million, offset by higher surrenders and withdrawals of $226 million.
Fixed Index Annuities Net inflows decreased by $1.3 billion primarily due to higher surrenders and withdrawals of $1.1 billion, lower premiums and deposits of $178 million and higher death benefits of $66 million.
Variable Annuities Net outflows increased $1.5 billion primarily due to higher surrenders and withdrawals of $1.2 billion, lower premium and deposits of $206 million and higher death benefits of $65 million.
Surrenders
The following table presents Individual Retirement surrender rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed annuities	13.0%	17.7%	16.2%	16.2%
Fixed index annuities	9.1	6.4	8.8	6.6
Variable annuities	10.6	7.9	10.1	7.6
The following table presents account values for fixed annuities, fixed index annuities and variable annuities by surrender charge category:

	September 30, 2024			December 31, 2023

(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$19,062	$2,112	$31,829	$21,793	$1,727	$29,819
Greater than 0% - 2%	1,064	4,152	7,043	1,023	3,326	6,717
Greater than 2% - 4%	2,641	7,131	6,228	2,844	6,413	5,799
Greater than 4%	28,445	30,765	10,297	21,766	28,128	11,014
Non-surrenderable(a)	2,510	—	1,156	2,474	—	1,156
Total account value(b)	$53,722	$44,160	$56,553	$49,900	$39,594	$54,505
(a)    The non-surrenderable portion of variable annuities relates to funding agreements.
(b)    Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed annuities, the proportion of account value subject to surrender charge at September 30, 2024 increased compared to December 31, 2023 primarily due to growth in the business. For fixed index annuities, the proportion of account value subject to surrender charge at September 30, 2024 was slightly lower compared to December 31, 2023 due to the aging of the business. The increase in the proportion of account value with no surrender charge for variable annuities as of September 30, 2024 compared to December 31, 2023 was principally due to normal aging of the business.

Corebridge | Third Quarter 2024 Form 10-Q 105

ITEM 2 | Business Segment Operations
Group Retirement
Group Retirement Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums	$5	$6	$10	$16
Policy fees	113	102	328	304
Net investment income:
Base portfolio income	451	487	1,421	1,462
Variable investment income	27	17	39	46
Net investment income	478	504	1,460	1,508
Advisory fee and other income*	88	78	254	230
Total adjusted revenues	684	690	2,052	2,058
Benefits and expenses:
Policyholder benefits	9	12	10	27
Interest credited to policyholder account balances	305	298	903	883
Amortization of deferred policy acquisition costs	21	21	63	62
Non-deferrable insurance commissions	30	29	89	90
Advisory fee expenses	34	29	99	87
General operating expenses	97	109	305	334
Total benefits and expenses	496	498	1,469	1,483
Adjusted pre-tax operating income	$188	$192	$583	$575
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
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Spread income(a)	$176	$209	$567	$635
Fee income(b)	201	180	582	534
Policyholder benefits, net of premiums	(4)	(6)	—	(11)
Non-deferrable insurance commissions	(30)	(29)	(89)	(90)
Amortization of DAC and DSI	(24)	(24)	(73)	(72)
General operating expenses	(97)	(109)	(305)	(334)
Other(c)	(34)	(29)	(99)	(87)
Adjusted pre-tax operating income	$188	$192	$583	$575
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $3 million and $3 million for the three months ended September 30, 2024 and 2023, respectively, and $10 million and $10 million for the nine months ended September 30, 2024 and 2023, respectively.
(b)Fee income represents policy fee and advisory fee and other income.
(c)Other consists of advisory fee expenses.
Financial Highlights
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 APTOI Comparison
APTOI decreased $4 million, primarily due to:
•lower spread income of $33 million due to lower base spread income of $43 million reflecting lower yields on base portfolio and higher crediting rates, partially offset by higher variable investment income of $10 million primarily driven by higher alternative investment income.
Partially offset by:
•higher fee income, net of advisory fee expenses of $16 million due to higher average separate account, advisory, and mutual fund assets driven by improved equity market performance; and
•lower general operating expenses of $12 million.

Corebridge | Third Quarter 2024 Form 10-Q 106

ITEM 2 | Business Segment Operations
Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 APTOI Comparison
APTOI increased $8 million, primarily due to:
•higher fee income, net of advisory fee expenses of $36 million due to higher average separate account, advisory, and mutual fund assets driven by improved equity market performance; and
•lower general operating expenses of $29 million.
Partially offset by:
•lower spread income of $68 million due to lower base spread income of $61 million reflecting lower yields on base portfolio and higher crediting rates and a decrease in variable investment income of $7 million primarily due to lower alternative investment income.
AUMA
The following table presents Group Retirement AUMA by product:

(in millions)	September 30, 2024	December 31, 2023
AUMA by asset type:
In-plan spread based	$24,062	$25,160
In-plan fee based	60,410	54,807
Total in-plan AUMA(a)	84,472	79,967
Out-of-plan proprietary - General Account	17,604	16,664
Out-of-plan proprietary - Separate Accounts	11,482	11,075
Total out-of-plan proprietary annuities	29,086	27,739
Advisory and brokerage assets	16,337	14,475
Total out-of-plan AUMA(b)	45,423	42,214
Total AUMA	$129,895	$122,181
(a)Includes $13.7 billion of AUMA at September 30, 2024 and $12.7 billion of AUMA at December 31, 2023 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)Includes $13.7 billion of AUMA at September 30, 2024 and $12.0 billion of AUMA at December 31, 2023 that is associated with our out-of-plan investment advisory service that we offer to customers at an additional fee.
September 30, 2024 to December 31, 2023 AUMA Comparison
In-plan assets increased by $4.5 billion driven by $5.6 billion increase in fee based assets, primarily due to higher equity markets partially offset by $1.1 billion decrease in spread based assets due to negative net flows. Out-of-plan proprietary annuity assets increased by $1.3 billion, primarily due to higher equity markets and lower interest rates resulting in unrealized gains from fixed maturities securities. The increase of advisory and brokerage assets of $1.9 billion was driven by net new client deposits and higher equity markets.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Spread income:
Base portfolio income	$451	$487	$1,421	$1,462
Interest credited to policyholder account balances	(302)	(295)	(893)	(873)
Base spread income	149	192	528	589
Variable investment income	27	17	39	46
Total spread income*	$176	$209	$567	$635
Fee income:
Policy fees	$113	$102	$328	$304
Advisory fees and other income	88	78	254	230
Total fee income	$201	$180	$582	$534
*Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $3 million and $3 million for the three months ended September 30, 2024 and 2023, respectively, and $10 million and $10 million for the nine months ended September 30, 2024 and 2023, respectively.

Corebridge | Third Quarter 2024 Form 10-Q 107

ITEM 2 | Business Segment Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Base net investment spread:
Base yield*	4.18%	4.30%	4.29%	4.27%
Cost of funds	3.00	2.78	2.95	2.74
Base net investment spread	1.18%	1.52%	1.34%	1.53%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 Comparison and Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 Comparison
See “Financial Highlights.”
Premiums and Deposits and Net Flows
For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities while deposits represent sales on investment-oriented products.
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

Premiums and Deposits and Net Flows	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
In-plan(a)(b)	$1,251	$1,225	$3,762	$3,935
Out-of-plan proprietary variable annuity	221	189	537	550
Out-of-plan proprietary fixed and index annuities	491	417	1,716	1,515
Premiums and deposits(c)	$1,963	$1,831	$6,015	$6,000
Net Flows	$(1,784)	$(2,188)	$(5,549)	$(4,753)
(a)In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)Includes inflows related to in-plan mutual funds of $770 million and $773 million for the three months ended September 30, 2024 and 2023, respectively, and $2.4 billion and $2.5 billion for the nine months ended September 30, 2024 and 2023, respectively.
(c)Excludes client deposits into advisory and brokerage accounts of $761 million and $656 million for the three months ended September 30, 2024 and 2023, respectively, and $2.3 billion and $1.8 billion for the nine months ended September 30, 2024 and 2023, respectively.
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 Comparison
Net flows remained negative but improved by $404 million primarily due to a decrease in surrenders and withdrawals of $283 million, driven by a decrease in group surrenders, partially offset by an increase in in-plan annuity surrenders, and an increase in deposits of $132 million. Net outflows were concentrated in variable annuity products with higher contractual guaranteed minimum crediting rates. Large plan acquisitions and surrenders resulted in higher net flows of $995 million compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in higher contractual guaranteed minimum crediting rates.
Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 Comparison
Net flows remained negative and declined by $796 million primarily due to an increase in surrenders and withdrawals of $742 million, driven by an increase in in-plan annuity surrenders and an increase in death and payout benefit annuity benefits of $69 million partially offset by an increase in deposits of $15 million. Net outflows were concentrated in higher contractual guaranteed minimum crediting rates. Large plan acquisitions and surrenders resulted in higher net flows of $889 million compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in higher contractual guaranteed minimum crediting rates.
Surrenders
The following table presents Group Retirement surrender rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Surrender rates	12.6%	14.5%	13.1%	12.9%

Corebridge | Third Quarter 2024 Form 10-Q 108

ITEM 2 | Business Segment Operations
The following table presents account value for Group Retirement annuities by surrender charge category:

(in millions)	September 30, 2024(a)	December 31, 2023(a)
No surrender charge(b)	$70,901	$70,500
Greater than 0% - 2%	1,431	1,251
Greater than 2% - 4%	1,519	1,698
Greater than 4%	6,687	5,757
Non-surrenderable	276	490
Total account value(c)	$80,814	$79,696
(a)Excludes mutual fund assets under administration of $31.3 billion and $27.8 billion at September 30, 2024 and December 31, 2023, respectively.
(b)Group Retirement amounts in this category include account value in the general account of approximately $3.8 billion and $4.1 billion at September 30, 2024 and December 31, 2023, respectively, which are subject to 20% annual withdrawal limitations at the participant level and account value in the general account of $5.1 billion and $5.3 billion at September 30, 2024 and December 31, 2023, respectively, which are subject to 20% annual withdrawal limitations at the plan level.
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
Life Insurance
Life Insurance Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums	$352	$449	$1,117	$1,317
Policy fees	360	371	1,094	1,117
Net investment income:
Base portfolio income	331	310	973	948
Variable investment income	5	3	11	9
Net investment income	336	313	984	957
Other income	81	29	82	84
Total adjusted revenues	1,129	1,162	3,277	3,475
Benefits and expenses:
Policyholder benefits	687	673	2,062	2,102
Interest credited to policyholder account balances	84	86	251	253
Amortization of deferred policy acquisition costs	82	95	260	289
Non-deferrable insurance commissions	7	22	42	60
Advisory fee expenses	1	1	2	2
General operating expenses	112	149	355	475
Total benefits and expenses	973	1,026	2,972	3,181
Adjusted pre-tax operating income	$156	$136	$305	$294
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Underwriting margin(a)	$392	$384	$998	$1,101
General operating expenses	(112)	(149)	(355)	(475)
Non-deferrable insurance commissions(b)	(7)	(22)	(42)	(60)
Amortization of DAC	(82)	(95)	(260)	(289)
Impact of annual actuarial assumption update excluded from Underwriting margin	(34)	19	(34)	19
Other(c)	(1)	(1)	(2)	(2)
Adjusted pre-tax operating income	$156	$136	$305	$294
(a)Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances.
(b)2024 includes a $5 million favorable impact from the of annual actuarial assumption update.
(c)Other primarily represents advisory fee expenses.

Corebridge | Third Quarter 2024 Form 10-Q 109

ITEM 2 | Business Segment Operations
Financial Highlights
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 APTOI Comparison
Reported APTOI reflects the results of AIG Life U.K. until April 2024 and Laya until October 2023.
APTOI increased $20 million, primarily due to:
•favorable domestic underwriting margin of $71 million, driven by reinsurance recapture impacts of $62 million.
Partially offset by:
•unfavorable impact of $29 million from the annual review and update of actuarial assumptions in 2024 compared to a favorable impact of $19 million from the annual review and update of actuarial assumptions in 2023.
Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 APTOI Comparison
Reported APTOI reflects the results of AIG Life U.K. until April 2024 and Laya until October 2023.
APTOI increased $11 million, primarily due to:
•favorable domestic underwriting margin of $42 million, driven by reinsurance recapture impacts and other one-time reinsurance adjustments of $32 million; and
•lower domestic general operating expenses of $21 million, driven by expense efficiencies.
Partially offset by:
•unfavorable impact of $29 million from the annual review and update of actuarial assumptions in 2024 compared to a favorable impact of $19 million from the annual review and update of actuarial assumptions in 2023.
AUMA
The following table presents Life Insurance AUMA:

(in millions)	September 30, 2024	December 31, 2023
Total AUMA*	$27,972	$26,691
*The December 31, 2023 AUMA excludes $181 million, of assets that were reclassified to Assets held-for-sale in the Condensed Consolidated Balance Sheets. See Note 4 in the 2023 Form 10-K Notes to the Condensed Consolidated Financial Statements for additional information.
September 30, 2024 to December 31, 2023 AUMA Comparison
AUMA increased $1.3 billion in the nine months ended September 30, 2024 compared to the prior year-end due to improved investment performance.
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Premiums	$352	$449	$1,117	$1,317
Policy fees	360	371	1,094	1,117
Net investment income	336	313	984	957
Other income	81	29	82	84
Policyholder benefits	(687)	(673)	(2,062)	(2,102)
Interest credited to policyholder account balances	(84)	(86)	(251)	(253)
Less: Impact of annual actuarial assumption update	34	(19)	34	(19)
Underwriting margin	$392	$384	$998	$1,101
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 Comparison and Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 Comparison
See “Financial Highlights.”

Corebridge | Third Quarter 2024 Form 10-Q 110

ITEM 2 | Business Segment Operations
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Traditional Life	$469	$453	$1,388	$1,348
Universal Life	387	393	1,168	1,175
Total U.S.	856	846	2,556	2,523
International	—	239	240	674
Premiums and deposits	$856	$1,085	$2,796	$3,197
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 Comparison
Premiums and deposits decreased $229 million for the three months ended September 30, 2024 compared to the prior year, reflecting the sale of AIG Life U.K. on April 8, 2024. Total U.S. life premiums and deposits increased primarily due to higher Traditional Life premiums.
Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 Comparison
Premiums and deposits decreased $401 million for the nine months ended September 30, 2024 compared to the prior year, reflecting the sale of AIG Life U.K. on April 8, 2024. Total U.S. life premiums and deposits increased primarily due to higher Traditional Life premiums.
Institutional Markets
Institutional Markets Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums	$208	$200	$2,171	$3,686
Policy fees	50	47	145	145
Net investment income:
Base portfolio income	527	401	1,500	1,086
Variable investment income	41	7	44	61
Net investment income	568	408	1,544	1,147
Other income	6	1	8	1
Total adjusted revenues	832	656	3,868	4,979
Benefits and expenses:
Policyholder benefits	435	389	2,852	4,188
Interest credited to policyholder account balances	215	165	571	421
Amortization of deferred policy acquisition costs	4	2	10	6
Non-deferrable insurance commissions	5	5	15	14
General operating expenses	19	20	58	64
Total benefits and expenses	678	581	3,506	4,693
Adjusted pre-tax operating income	$154	$75	$362	$286

Corebridge | Third Quarter 2024 Form 10-Q 111

ITEM 2 | Business Segment Operations
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Spread income(a)	$133	$70	$327	$269
Fee income(b)	15	16	46	48
Underwriting margin(c)	25	14	63	51
Non-deferrable insurance commissions	(5)	(5)	(15)	(14)
General operating expenses	(19)	(20)	(58)	(64)
Other	5	—	(1)	(4)
Adjusted pre-tax operating income	$154	$75	$362	$286
(a)Represents spread income on GIC, PRT and structured settlement products.
(b)Represents fee income on SVW products.
(c)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Financial Highlights
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 APTOI Comparison
APTOI increased $79 million, primarily due to:
•higher spread income of $63 million driven by $29 million higher base portfolio income, $34 million higher variable investment income from private equity investments and other activity;
•higher underwriting margin of $11 million primarily driven by a $5 million impact from a reinsurance recapture and $4 million higher non-SVW fee income; and
•higher other activity of $5 million driven by $7 million more favorable impact from the annual review and update of actuarial assumption, partially offset by higher amortization of DAC.
Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 APTOI Comparison
APTOI increased $76 million, primarily due to:
•higher spread income of $58 million driven by $75 million higher base portfolio spread income, partially offset by $17 million lower variable investment income from private equity investments; and
•higher underwriting margin of $12 million driven by $8 million higher base portfolio income and a $5 million impact from a reinsurance recapture.
AUMA
The following table presents Institutional Markets AUMA:

(in millions)	September 30, 2024	December 31, 2023
SVW (AUA)	$44,417	$44,607
GIC, PRT and Structured settlements (AUM)	40,203	33,579
All other (AUM)	7,593	7,099
Total AUMA	$92,213	$85,285
September 30, 2024 to December 31, 2023 AUMA Comparison
AUMA increased $6.9 billion, primarily due to premiums and deposits of PRT and GIC products of $5.9 billion, primarily PRT and GIC products and investment performance and other activity of $4.4 billion, partially offset by benefit payments on the GIC, PRT and structured settlement products of $2.3 billion and net outflows of $1.1 billion from SVW products.

Corebridge | Third Quarter 2024 Form 10-Q 112

ITEM 2 | Business Segment Operations
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Premiums	$217	$209	$2,197	$3,713
Net investment income	531	373	1,431	1,042
Policyholder benefits	(418)	(375)	(2,802)	(4,147)
Interest credited to policyholder account balances	(187)	(137)	(489)	(339)
Less: impact of annual actuarial assumption update	(10)	—	(10)	—
Total spread income(a)	$133	$70	$327	$269
SVW fees	$15	$16	$46	$48
Total fee income	$15	$16	$46	$48
Premiums	$(9)	$(9)	$(26)	$(27)
Policy fees (excluding SVW)	35	31	99	97
Net investment income	37	35	113	105
Other income	6	1	8	1
Policyholder benefits	(17)	(14)	(50)	(41)
Interest credited to policyholder account balances	(28)	(28)	(82)	(82)
Less: impact of annual actuarial assumption update	1	(2)	1	(2)
Total underwriting margin(b)	$25	$14	$63	$51
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 Comparison and Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 Comparison
See “Financial Highlights.”
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
PRT	$169	$137	$2,063	$3,550
GICs	1,000	1,921	3,391	3,344
Other*	94	198	443	435
Premiums and deposits	$1,263	$2,256	$5,897	$7,329
*Other principally consists of structured settlements and Corporate Markets products.
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 Comparison
Premiums and deposits decreased compared to the prior year period by $1.0 billion, primarily due to lower deposits on new GICs of $0.9 billion and $104 million lower sales of other products, partially offset by higher premiums on new PRT business of $32 million.
Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 Comparison
Premiums and deposits decreased compared to the prior year period by $1.4 billion, primarily due to lower premiums on new PRT business of $1.5 billion, partially offset by higher deposits on new GICs of $47 million.

Corebridge | Third Quarter 2024 Form 10-Q 113

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
Corporate and Other Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums(a)	$17	$19	$55	$59
Net investment income (loss)	(5)	(2)	3	85
Net realized gains on real estate investments	53	(5)	36	—
Other income	9	10	40	40
Total adjusted revenues	74	22	134	184
Benefits and expenses:
Policyholder benefits	—	—	—	(3)
Non-deferrable insurance commissions	—	—	1	1
General operating expenses:
Corporate and other	57	69	183	208
Asset management(b)	14	16	49	53
Total general operating expenses	71	85	232	261
Interest expense:
Corporate	110	110	324	324
Asset management and other	22	22	77	109
Total interest expense	132	132	401	433
Total benefits and expenses	203	217	634	692
Noncontrolling interest(c)	3	32	78	46
Adjusted pre-tax operating (loss) before consolidation and eliminations	(126)	(163)	(422)	(462)
Consolidations and eliminations	2	(3)	(1)	(4)
Adjusted pre-tax operating (loss)	$(124)	$(166)	$(423)	$(466)

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

Corebridge | Third Quarter 2024 Form 10-Q 114

ITEM 2 | Business Segment Operations
Corporate and Other Sources of Earnings
The following table presents the sources of earnings of the Corporate and Other segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Corporate expenses	$(32)	$(44)	$(108)	$(139)
Interest expense on financial debt	(110)	(110)	(324)	(324)
Asset management	39	5	55	16
Consolidated investment entities	(10)	(1)	(9)	4
Other	(11)	(16)	(37)	(23)
Adjusted pre-tax operating (loss)	$(124)	$(166)	$(423)	$(466)
Financial Highlights
Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023 APTOI Comparison
Adjusted pre-tax operating loss decreased $42 million primarily due to:
•higher asset management income of $34 million driven by higher income from legacy investments; and
•lower corporate expenses of $12 million primarily driven by Corebridge Forward, our modernization program delivering both expense reduction and increased efficiency.
Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023 APTOI Comparison
Adjusted pre-tax operating loss decreased $43 million primarily due to:
•higher asset management income of $39 million driven by higher income from legacy investments; and
•lower corporate expenses of $31 million primarily driven by Corebridge Forward, our modernization program delivering both expense reduction and increased efficiency.
Partially offset by:
•higher losses from Other sources of earnings of $14 million.

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector, issuer and geographic perspectives. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At September 30, 2024, for $221.1 billion of invested assets supporting our insurance operating companies, approximately 45% were in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 34% of our fixed income securities, and 99% were investment grade. At December 31, 2023, for $202.8 billion of invested assets supporting our insurance operating companies, approximately 47% were in corporate debt securities. MBS, ABS and CLOs represent 31% of our fixed income securities and 99% were investment grade.
See “Business - Investment Management” in the 2023 Form 10-K for further information, including current and future management of our investment portfolio.”
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

Corebridge | Third Quarter 2024 Form 10-Q 115

ITEM 2 | Investments
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
As of September 30, 2024, Blackstone managed $67.5 billion in book value of assets in our investment portfolio.
Under the investment management agreements with BlackRock and its investment advisory affiliates, as of September 30, 2024, BlackRock managed approximately $86.3 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management. The investment management agreements with BlackRock provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance. The investment management agreements contain detailed investment guidelines and reporting requirements.
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

Corebridge | Third Quarter 2024 Form 10-Q 116

ITEM 2 | Investments
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
Fixed maturity securities of our domestic operations have an average duration of 6.5 years as of September 30, 2024.
In addition, we seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to earnings fluctuations, they have historically achieved accumulative returns over time in excess of the fixed maturity portfolio returns.

Corebridge | Third Quarter 2024 Form 10-Q 117

ITEM 2 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
September 30, 2024
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,195	$276	$1,471
Obligations of states, municipalities and political subdivisions	4,485	630	5,115
Non-U.S. governments	3,722	251	3,973
Corporate debt	98,606	11,437	110,043
Mortgage-backed, asset-backed and collateralized:
RMBS	16,411	726	17,137
CMBS	9,766	479	10,245
CLO	11,064	161	11,225
ABS	18,414	601	19,015
Total mortgage-backed, asset-backed and collateralized	55,655	1,967	57,622
Total bonds available-for-sale	163,663	14,561	178,224
Other bond securities	368	4,951	5,319
Total fixed maturities	164,031	19,512	183,543
Equity securities	258	—	258
Mortgage and other loans receivable:
Residential mortgages	11,060	—	11,060
Commercial mortgages	32,354	3,113	35,467
Life insurance policy loans	1,424	318	1,742
Commercial loans, other loans and notes receivable	3,231	153	3,384
Total mortgage and other loans receivable(a)	48,069	3,584	51,653
Other invested assets(b)	7,979	2,108	10,087
Short-term investments	4,703	195	4,898
Total(c)	$225,040	$25,399	$250,439
December 31, 2023
Bonds available-for-sale:
U.S. government and government-sponsored entities	$946	$274	$1,220
Obligations of states, municipalities and political subdivisions	5,178	653	5,831
Non-U.S. governments	3,782	275	4,057
Corporate debt	94,118	11,964	106,082
Mortgage-backed, asset-backed and collateralized:
RMBS	13,531	746	14,277
CMBS	9,493	488	9,981
CLO	10,938	206	11,144
ABS	13,337	598	13,935
Total mortgage-backed, asset-backed and collateralized	47,299	2,038	49,337
Total bonds available-for-sale	151,323	15,204	166,527
Other bond securities	366	4,212	4,578
Total fixed maturities	151,689	19,416	171,105
Equity securities	63	—	63
Mortgage and other loans receivable:
Residential mortgages	8,428	—	8,428
Commercial mortgages	30,354	3,204	33,558
Life insurance policy loans	1,416	330	1,746
Commercial loans, other loans and notes receivable	2,961	174	3,135
Total mortgage and other loans receivable(a)	43,159	3,708	46,867
Other invested assets(b)	8,163	2,094	10,257
Short-term investments	4,207	129	4,336
Total(c)	$207,281	$25,347	$232,628
(a)Net of total allowance for credit losses for $768 million and $698 million at September 30, 2024 and December 31, 2023, respectively.
(b)Other invested assets, excluding Fortitude Re funds withheld assets, include $5.8 billion and $5.6 billion of private equity funds as of September 30, 2024 and December 31, 2023, respectively, which are generally reported on a one-quarter lag.
(c)Includes the consolidation of approximately $5.2 billion and $5.9 billion of consolidated investment entities at September 30, 2024 and December 31, 2023, respectively.

Corebridge | Third Quarter 2024 Form 10-Q 118

ITEM 2 | Investments
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	September 30, 2024	December 31, 2023
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,196	$945
Obligations of states, municipalities and political subdivisions	4,485	5,178
Non-U.S. governments	3,722	3,782
Corporate debt
Public credit	77,042	73,014
Private credit	21,913	21,388
Total corporate debt	98,955	94,402
Mortgage-backed, asset-backed and collateralized:
RMBS	16,911	13,941
CMBS	9,766	9,493
CLO	11,014	10,893
ABS	18,414	13,337
Total mortgage-backed, asset-backed and collateralized	56,105	47,664
Total bonds available-for-sale	164,463	151,971
Other bond securities	331	329
Total fixed maturities	164,794	152,300
Equity securities	253	55
Mortgage and other loans receivable:
Residential mortgages	9,484	6,869
Commercial mortgages	32,929	30,892
Commercial loans, other loans and notes receivable	3,292	3,040
Total mortgage and other loans receivable(a)(b)	45,705	40,801
Other invested assets
Hedge funds	131	222
Private equity(c)	5,291	5,012
Real estate investments	263	270
Other invested assets - All other	306	290
Total other invested assets	5,991	5,794
Short-term investments	4,399	3,881
Total(d)	$221,142	$202,831
(a)Does not reflect allowance for credit loss on mortgage loans of $689 million and $623 million at September 30, 2024 and December 31, 2023, respectively.
(b)Does not reflect policy loans of $1.4 billion and $1.4 billion at September 30, 2024 and December 31, 2023, respectively.
(c)Private equity funds are generally reported on a one-quarter lag.
(d)Excludes approximately $5.2 billion and $5.9 billion of consolidated investment entities as well as $2.0 billion and $2.3 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at September 30, 2024 and December 31, 2023, respectively.
Credit Ratings
At September 30, 2024, nearly all our fixed maturity securities were held by our U.S. entities and 93% of these securities were rated investment grade by one or more of the principal rating agencies.
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

Corebridge | Third Quarter 2024 Form 10-Q 119

ITEM 2 | Investments
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of September 30, 2024 and December 31, 2023, 95% and 95%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 95% and 95% investment grade as of September 30, 2024 and December 31, 2023, respectively. The remaining below investment grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
September 30, 2024
Other fixed maturity securities	$49,462	$50,701	$100,163	$4,367	$3,000	$437	$88	$7,892	$108,055
Mortgage-backed, asset-backed and collateralized	47,290	8,009	55,299	334	166	38	46	584	55,883
Total(b)	$96,752	$58,710	$155,462	$4,701	$3,166	$475	$134	$8,476	$163,938
Fortitude Re funds withheld assets									$19,512
Total fixed maturities									$183,450
December 31, 2023
Other fixed maturity securities	$49,628	$46,891	$96,519	$4,104	$2,983	$389	$58	$7,534	$104,053
Mortgage-backed, asset-backed and collateralized	41,165	5,806	46,971	307	224	44	11	586	47,557
Total(b)	$90,793	$52,697	$143,490	$4,411	$3,207	$433	$69	$8,120	$151,610
Fortitude Re funds withheld assets									$19,416
Total fixed maturities									$171,026
(a)Includes $2 million and $2 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of September 30, 2024 and $63 million and $6 million of NAIC 4 and 5 securities, respectively, as of December 31, 2023. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $93 million and $79 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2024 and December 31, 2023, respectively.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	September 30, 2024	December 31, 2023
NAIC 1	$97,252	$91,207
NAIC 2	59,064	53,029
NAIC 3	4,709	4,408
NAIC 4	3,168	3,147
NAIC 5 and 6	601	496
Total(a)(b)	$164,794	$152,287
(a)Excludes approximately $57 million and $121 million of consolidated investment entities and $827 million and $732 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at September 30, 2024 and December 31, 2023, respectively.
(b)Excludes $— million and $13 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2024 and December 31, 2023, respectively.

Corebridge | Third Quarter 2024 Form 10-Q 120

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
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
September 30, 2024
Other fixed maturity securities	$49,992	$50,253	$100,245	$4,285	$3,025	$500	$7,810	$108,055
Mortgage-backed, asset-backed and collateralized	44,032	8,621	52,653	426	310	2,494	3,230	55,883
Total(c)	$94,024	$58,874	$152,898	$4,711	$3,335	$2,994	$11,040	$163,938
Fortitude Re funds withheld assets								$19,512
Total fixed maturities								$183,450
December 31, 2023
Other fixed maturity securities	$49,833	$46,706	$96,539	$4,083	$3,014	$417	$7,514	$104,053
Mortgage-backed, asset-backed and collateralized	37,795	6,439	44,234	430	335	2,558	3,323	47,557
Total(c)	$87,628	$53,145	$140,773	$4,513	$3,349	$2,975	$10,837	$151,610
Fortitude Re funds withheld assets								$19,416
Total fixed maturities								$171,026
(a)Includes $2.6 billion and $2.7 billion at September 30, 2024 and December 31, 2023, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)Includes $10 million of consolidated CLOs as of September 30, 2024 and $76 million as of December 31, 2023. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c)Excludes $93 million and $79 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2024 and December 31, 2023, respectively.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

Composite Corebridge Credit Rating For Our Insurance Operating Subsidiaries (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
September 30, 2024
Other fixed maturity securities	$49,993	$50,603	$100,596	$4,285	$3,023	$500	$7,808	$108,404
Mortgage-backed, asset-backed and collateralized	44,517	8,636	53,153	436	314	2,487	3,237	56,390
Total fixed maturities(a)(b)	$94,510	$59,239	$153,749	$4,721	$3,337	$2,987	$11,045	$164,794
December 31, 2023
Other fixed maturity securities	$49,836	$47,056	$96,892	$4,079	$2,957	$408	$7,444	$104,336
Mortgage-backed, asset-backed and collateralized	38,204	6,422	44,626	434	338	2,553	3,325	47,951
Total fixed maturities(a)(b)	$88,040	$53,478	$141,518	$4,513	$3,295	$2,961	$10,769	$152,287
(a)Excludes approximately $57 million and $121 million of consolidated investment entities and $827 million and $732 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at September 30, 2024 and December 31, 2023, respectively.
(b)Excludes $— million and $13 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2024 and December 31, 2023, respectively.
For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk” in the 2023 Form 10-K.

Corebridge | Third Quarter 2024 Form 10-Q 121

ITEM 2 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Rating:
Other fixed maturity securities*
AAA	$1,678	$1,656	$—	$—	$1,678	$1,656
AA	22,404	21,970	20	14	22,424	21,984
A	25,891	26,193	—	—	25,891	26,193
BBB	50,235	46,688	18	18	50,253	46,706
Below investment grade	7,784	7,506	11	10	7,795	7,516
Non-rated	16	11	—	—	16	11
Total	$108,008	$104,024	$49	$42	$108,057	$104,066
Mortgage-backed, asset-
backed and collateralized
AAA	$11,730	$9,720	$16	$19	$11,746	$9,739
AA	23,855	20,577	81	83	23,936	20,660
A	8,239	7,293	111	103	8,350	7,396
BBB	8,568	6,383	54	56	8,622	6,439
Below investment grade	3,206	3,297	16	19	3,222	3,316
Non-rated	57	29	41	44	98	73
Total	$55,655	$47,299	$319	$324	$55,974	$47,623
Total
AAA	$13,408	$11,376	$16	$19	$13,424	$11,395
AA	46,259	42,547	101	97	46,360	42,644
A	34,130	33,486	111	103	34,241	33,589
BBB	58,803	53,071	72	74	58,875	53,145
Below investment grade	10,990	10,803	27	29	11,017	10,832
Non-rated	73	40	41	44	114	84
Total	$163,663	$151,323	$368	$366	$164,031	$151,689

Corebridge | Third Quarter 2024 Form 10-Q 122

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Rating:
Other fixed maturity securities*
AAA	$387	$387	$23	$23	$410	$410
AA	3,393	3,603	858	795	4,251	4,398
A	3,540	3,559	198	158	3,738	3,717
BBB	4,863	5,084	1,538	1,225	6,401	6,309
Below investment grade	411	533	437	457	848	990
Non-rated	—	—	4	6	4	6
Total	$12,594	$13,166	$3,058	$2,664	$15,652	$15,830
Mortgage-backed, asset- backed and collateralized
AAA	$151	$141	$110	$117	$261	$258
AA	712	770	739	555	1,451	1,325
A	220	238	221	225	441	463
BBB	356	361	757	591	1,113	952
Below investment grade	528	526	65	59	593	585
Non-rated	—	2	1	1	1	3
Total	$1,967	$2,038	$1,893	$1,548	$3,860	$3,586
Total
AAA	$538	$528	$133	$140	$671	$668
AA	4,105	4,373	1,597	1,350	5,702	5,723
A	3,760	3,797	419	383	4,179	4,180
BBB	5,219	5,445	2,295	1,816	7,514	7,261
Below investment grade	939	1,059	502	516	1,441	1,575
Non-rated	—	2	5	7	5	9
Total	$14,561	$15,204	$4,951	$4,212	$19,512	$19,416

Corebridge | Third Quarter 2024 Form 10-Q 123

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Rating:
Other fixed maturity securities*
AAA	$2,065	$2,043	$23	$23	$2,088	$2,066
AA	25,797	25,573	878	809	26,675	26,382
A	29,431	29,752	198	158	29,629	29,910
BBB	55,098	51,772	1,556	1,243	56,654	53,015
Below investment grade	8,195	8,039	448	467	8,643	8,506
Non-rated	16	11	4	6	20	17
Total	$120,602	$117,190	$3,107	$2,706	$123,709	$119,896
Mortgage-backed, asset-backed and collateralized
AAA	$11,881	$9,861	$126	$136	$12,007	$9,997
AA	24,567	21,347	820	638	25,387	21,985
A	8,459	7,531	332	328	8,791	7,859
BBB	8,924	6,744	811	647	9,735	7,391
Below investment grade	3,734	3,823	81	78	3,815	3,901
Non-rated	57	31	42	45	99	76
Total	$57,622	$49,337	$2,212	$1,872	$59,834	$51,209
Total
AAA	$13,946	$11,904	$149	$159	$14,095	$12,063
AA	50,364	46,920	1,698	1,447	52,062	48,367
A	37,890	37,283	530	486	38,420	37,769
BBB	64,022	58,516	2,367	1,890	66,389	60,406
Below investment grade	11,929	11,862	529	545	12,458	12,407
Non-rated	73	42	46	51	119	93
Total	$178,224	$166,527	$5,319	$4,578	$183,543	$171,105
*Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	September 30, 2024			December 31, 2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Chile	$424	$14	$438	$357	$13	$370
Indonesia	345	33	378	344	23	367
Mexico	262	19	281	257	13	270
France	247	20	267	229	18	247
United Arab Emirates	218	1	219	221	4	225
Qatar	204	42	246	204	61	265
Saudi Arabia	187	20	207	185	20	205
Colombia	158	26	184	155	26	181
Panama	153	20	173	145	19	164
Norway	151	—	151	160	—	160
Other	1,373	85	1,458	1,525	91	1,616
Total*	$3,722	$280	$4,002	$3,782	$288	$4,070
*Includes bonds available-for-sale and other bond securities.

Corebridge | Third Quarter 2024 Form 10-Q 124

ITEM 2 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	September 30, 2024			December 31, 2023
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$27,890	$2,380	$30,270	$25,875	$2,429	$28,304
Utilities	14,910	2,501	17,411	14,108	2,545	16,653
Communications	5,916	642	6,558	5,957	730	6,687
Consumer noncyclical	12,188	1,350	13,538	12,093	1,444	13,537
Capital goods	4,060	385	4,445	4,230	412	4,642
Energy	8,880	1,030	9,910	8,323	1,096	9,419
Consumer cyclical	5,529	473	6,002	5,114	520	5,634
Basic materials	3,541	302	3,843	3,141	350	3,491
Other	15,692	2,374	18,066	15,277	2,438	17,715
Total*	$98,606	$11,437	$110,043	$94,118	$11,964	$106,082
*    93% and 93% of investments were rated investment grade at September 30, 2024 and December 31, 2023, respectively.

Corebridge | Third Quarter 2024 Form 10-Q 125

ITEM 2 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	September 30, 2024		December 31, 2023
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$4,014	25%	$4,218	31%
AAA	5		20
AA	4,009		4,198
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	3,538	22%	3,147	23%
AAA	1,047		692
AA	751		685
A	76		38
BBB	64		54
Below investment grade	1,600		1,678
Non-rated	—		—
Sub-prime RMBS	1,092	7%	1,124	8%
AAA	—		—
AA	86		78
A	69		60
BBB	58		50
Below investment grade	879		936
Non-rated	—		—
Prime non-agency	3,535	21%	2,399	18%
AAA	1,897		1,163
AA	940		847
A	319		198
BBB	269		76
Below investment grade	109		113
Non-rated	1		2
Other housing related	4,232	25%	2,643	20%
AAA	2,902		1,822
AA	710		465
A	420		246
BBB	183		93
Below investment grade	13		13
Non-rated	4		4
Total RMBS excluding Fortitude Re funds withheld assets	16,411	100%	13,531	100%
Total RMBS Fortitude Re funds withheld assets	726		746
Total RMBS(a)(b)	$17,137		$14,277
(a)Includes $2.6 billion and $2.7 billion at September 30, 2024 and December 31, 2023, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)The weighted average expected life was 6 years at September 30, 2024 and 7 years at December 31, 2023.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | Third Quarter 2024 Form 10-Q 126

ITEM 2 | Investments
Investments in CMBS
The following table presents our CMBS available-for-sale securities:

	September 30, 2024		December 31, 2023
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$8,753	90%	$8,265	87%
AAA	3,634		3,691
AA	3,091		2,855
A	901		753
BBB	757		621
Below investment grade	370		345
Non-rated	—		—
Agency	812	8%	815	9%
AAA	3		3
AA	809		812
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Other	201	2%	413	4%
AAA	46		91
AA	14		130
A	22		100
BBB	119		92
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	9,766	100%	9,493	100%
Total Fortitude Re funds withheld assets	479		488
Total	$10,245		$9,981
The fair value of CMBS holdings increased slightly during the nine months ended September 30,2024. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination.

Corebridge | Third Quarter 2024 Form 10-Q 127

ITEM 2 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available-for-sale securities by collateral type:

	September 30, 2024		December 31, 2023
(dollars in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$11,062	38%	$10,808	44%
AAA	1,587		1,741
AA	5,428		5,246
A	2,944		3,058
BBB	1,041		727
Below investment grade	10		13
Non-rated	52		23
CDO - other	2	—%	130	1%
AAA	—		1
AA	—		125
A	—		—
BBB	—		1
Below investment grade	2		3
Non-rated	—		—
ABS	18,414	62%	13,337	55%
AAA	610		496
AA	8,015		5,136
A	3,487		2,840
BBB	6,076		4,669
Below investment grade	226		196
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	29,478	100%	24,275	100%
Total Fortitude Re funds withheld assets	762		804
Total	$30,240		$25,079
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2024	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$9,478	$462	846	$2,054	$611	156	$74	$68	4	$11,606	$1,141	1,006
7-11 months	3,191	221	341	2,850	837	235	—	—	1	6,041	1,058	577
12 months or more	67,177	5,357	7,373	21,884	6,243	1,884	84	45	11	89,145	11,645	9,268
Total	79,846	6,040	8,560	26,788	7,691	2,275	158	113	16	106,792	13,844	10,851
Below investment grade bonds
0-6 months	1,182	37	210	11	4	13	11	10	6	1,204	51	229
7-11 months	402	23	85	20	5	8	4	3	2	426	31	95
12 months or more	3,167	218	721	591	167	75	21	14	8	3,779	399	804
Total	4,751	278	1,016	622	176	96	36	27	16	5,409	481	1,128
Total bonds
0-6 months	10,660	499	1,056	2,065	615	169	85	78	10	12,810	1,192	1,235
7-11 months	3,593	244	426	2,870	842	243	4	3	3	6,467	1,089	672
12 months or more	70,344	5,575	8,094	22,475	6,410	1,959	105	59	19	92,924	12,044	10,072
Total excluding Fortitude Re funds withheld assets	$84,597	$6,318	9,576	$27,410	$7,867	2,371	$194	$140	32	$112,201	$14,325	11,979
Total Fortitude Re funds withheld assets										$15,472	$2,592	734
Total										$127,673	$16,917	12,713

Corebridge | Third Quarter 2024 Form 10-Q 128

ITEM 2 | Investments

December 31, 2023	Less Than or Equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)
Investment grade bonds
0-6 months	$8,072	$358	964	$2,687	$779	209	$6	$3	—	$10,765	$1,140	1,173
7-11 months	9,583	490	880	2,176	628	178	4	2	—	11,763	1,120	1,058
12 months or more	74,309	6,603	7,899	28,479	7,968	2,391	79	42	10	102,867	14,613	10,300
Total	91,964	7,451	9,743	33,342	9,375	2,778	89	47	10	125,395	16,873	12,531
Below Investment grade bonds
0-6 months	1,635	64	449	110	40	41	8	7	8	1,753	111	498
7-11 months	497	18	98	47	13	4	1	1	2	545	32	104
12 months or more	5,127	325	1,066	606	177	104	39	25	8	5,772	527	1,178
Total	7,259	407	1,613	763	230	149	48	33	18	8,070	670	1,780
Total bonds
0-6 months	9,707	422	1,413	2,797	819	250	14	10	8	12,518	1,251	1,671
7-11 months	10,080	508	978	2,223	641	182	5	3	2	12,308	1,152	1,162
12 months or more	79,436	6,928	8,965	29,085	8,145	2,495	118	67	18	108,639	15,140	11,478
Total excluding Fortitude Re funds withheld assets	$99,223	$7,858	11,356	$34,105	$9,605	2,927	$137	$80	28	$133,465	$17,543	14,311
Total Fortitude Re funds withheld assets										$16,725	$2,934	891
Total										$150,190	$20,477	15,202
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at September 30, 2024 and December 31, 2023.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
(e)Includes MTM movement relating to embedded derivatives.
The allowance for credit losses was $11 million and $7 million for investment grade bonds, and $148 million and $121 million for below investment grade bonds as of September 30, 2024 and December 31, 2023, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the three and nine months ended September 30, 2024, was primarily attributable to a change in the fair value of fixed maturity securities. For the three and nine months ended September 30, 2024, net unrealized gains related to fixed maturity securities were $7.0 billion and $4.7 billion, respectively, due to a decrease in interest rates.
The change in net unrealized gains and losses on investments for the three and nine months ended September 30, 2023 was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended September 30, 2023, net unrealized losses related to fixed maturity securities were $6.4 billion due to an increase in interest rates and a widening of credit spreads. For the nine months ended September 30, 2023, net unrealized losses were $4.1 billion due to increase in interest rates, partially offset by a narrowing of credit spreads.
For further discussion of our investment portfolio, see Notes 4 and 5 to the Condensed Consolidated Financial Statements.

Corebridge | Third Quarter 2024 Form 10-Q 129

ITEM 2 | Investments
Commercial Mortgage Loans
At September 30, 2024 and December 31, 2023, we had direct commercial mortgage loan exposure of $36.1 billion and $34.2 billion, respectively. At September 30, 2024 and December 31, 2023, we had an allowance for credit losses of $651 million and $614 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
September 30, 2024
State:
New York	70	$1,393	$3,467	$275	$514	$67	$—	$5,716	17%
California	57	737	817	98	1,121	572	12	3,357	10%
New Jersey	75	2,107	96	206	885	—	21	3,315	10%
Texas	38	735	547	329	228	17	157	2,013	6%
Florida	46	727	106	357	299	455	—	1,944	6%
Massachusetts	20	546	834	530	14	—	—	1,924	6%
Illinois	21	556	351	3	64	—	20	994	3%
Pennsylvania	19	138	101	190	234	22	—	685	2%
Colorado	14	314	43	87	70	155	—	669	2%
Ohio	16	76	—	76	348	—	—	500	2%
Other States	104	2,399	226	489	697	201	—	4,012	12%
Foreign	72	3,794	1,072	898	1,511	292	233	7,800	24%
Total*	552	$13,522	$7,660	$3,538	$5,985	$1,781	$443	$32,929	100%
Fortitude Re funds withheld assets								$3,189
Total Commercial Mortgages								$36,118
December 31, 2023
State:
New York	69	$1,301	$3,577	$276	$392	$70	$1	$5,617	18%
California	57	665	837	102	1,153	579	12	3,348	11%
New Jersey	73	2,012	73	256	650	—	21	3,012	10%
Texas	38	760	609	131	221	18	—	1,739	6%
Florida	44	632	107	361	97	455	—	1,652	5%
Massachusetts	19	550	567	492	15	—	—	1,624	5%
Illinois	20	503	353	3	39	—	20	918	3%
Pennsylvania	19	128	94	206	188	23	—	639	2%
Colorado	15	285	61	87	70	157	—	660	2%
Ohio	19	78	6	80	407	—	—	571	2%
Other States	105	2,273	221	505	699	144	47	3,889	13%
Foreign	72	3,479	1,069	728	1,432	291	224	7,223	23%
Total*	550	$12,666	$7,574	$3,227	$5,363	$1,737	$325	$30,892	100%
Fortitude Re funds withheld assets								$3,280
Total Commercial Mortgages								$34,172
*Does not reflect allowance for credit losses.

Corebridge | Third Quarter 2024 Form 10-Q 130

ITEM 2 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
September 30, 2024
Loan-to-value ratios(b)
Less than 65%	$20,785	$1,661	$211	$22,657
65% to 75%	5,497	1,312	86	6,895
76% to 80%	897	116	23	1,036
Greater than 80%	1,442	146	753	2,341
Total commercial mortgages excluding Fortitude Re(c)	$28,621	$3,235	$1,073	$32,929
Total commercial mortgages including Fortitude Re				$3,189
Total commercial mortgages				$36,118
December 31, 2023
Loan-to-value ratios(b)
Less than 65%	$17,301	$3,141	$285	$20,727
65% to 75%	5,577	1,337	44	6,958
76% to 80%	938	64	47	1,049
Greater than 80%	1,349	402	407	2,158
Total commercial mortgages excluding Fortitude Re(c)	$25,165	$4,944	$783	$30,892
Total commercial mortgages including Fortitude Re				$3,280
Total commercial mortgages				$34,172
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended September 30, 2024 and December 31, 2023. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at September 30, 2024 and 59% at December 31, 2023. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
(c)Does not reflect allowance for credit losses.
Residential Mortgage Loans
At September 30, 2024 and December 31, 2023, we had direct residential mortgage loan exposure of $11.1 billion and $8.4 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

September 30, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO:(a)
780 and greater	$554	$650	$690	$2,268	$626	$808	$5,596
720 - 779	1,077	1,131	602	577	152	361	3,900
660 - 719	375	363	240	152	40	214	1,384
600 - 659	—	13	35	23	11	82	164
Less than 600	—	2	20	11	5	33	71
Total residential mortgages(b)(c)	$2,006	$2,159	$1,587	$3,031	$834	$1,498	$11,115

Corebridge | Third Quarter 2024 Form 10-Q 131

ITEM 2 | Investments

December 31, 2023
(in millions)	2023	2022	2021	2020	2018	Prior	Total
FICO:(a)
780 and greater	$514	$528	$2,280	$619	$239	$497	$4,677
720 - 779	1,121	608	558	168	99	209	2,763
660 - 719	313	256	113	40	37	120	879
600 - 659	2	20	11	8	9	51	101
Less than 600	—	—	2	2	4	17	25
Total residential mortgages(b)(c)	$1,950	$1,412	$2,964	$837	$388	$894	$8,445
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On September 30, 2024 and December 31, 2023 residential loans direct to consumers totaled $7.9 billion and $6.7 billion, respectively.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on credit losses, see Note 5 and for additional discussion on commercial mortgage loans, see Note 6 to the Condensed Consolidated Financial Statements.

Corebridge | Third Quarter 2024 Form 10-Q 132

ITEM 2 | Investments
Net Realized Gains and Losses

Three Months Ended September 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(87)	$(1)	$(88)	$(4)	$(5)	$(9)
Intent to Sell	—	—	—	—	—	—
Change in allowance for credit losses on fixed maturity securities	(85)	—	(85)	(41)	(7)	(48)
Change in allowance for credit losses on loans	(15)	2	(13)	(25)	(25)	(50)
Foreign exchange transactions, net of related hedges	(354)	18	(336)	135	(20)	115
Index-linked interest credited embedded derivatives, net of related hedges	(285)	—	(285)	133	—	133
All other derivatives and hedge accounting*	(195)	131	(64)	141	(170)	(29)
Sale of alternative investments and real estate	58	7	65	40	(1)	39
Other	(12)	—	(12)	(11)	—	(11)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(975)	157	(818)	368	(228)	140
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(1,509)	(1,509)	—	1,080	1,080
Net realized gains (losses)	$(975)	$(1,352)	$(2,327)	$368	$852	$1,220

Nine Months Ended September 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(900)	$(72)	$(972)	(275)	(68)	(343)
Intent to Sell	(15)	(32)	(47)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(197)	(7)	(204)	(84)	(9)	(93)
Change in allowance for credit losses on loans	(63)	(1)	(64)	(107)	(52)	(159)
Foreign exchange transactions, net of related hedges	(253)	18	(235)	31	(11)	20
Index-linked interest credited embedded derivatives, net of related hedges	(367)	—	(367)	(186)	—	(186)
All other derivatives and hedge accounting*	(72)	(9)	(81)	235	(199)	36
Sale of alternative investments and real estate	89	3	92	48	(1)	47
Other	(65)	—	(65)	(59)	2	(57)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(1,843)	(100)	(1,943)	(397)	(338)	(735)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(1,451)	(1,451)	—	177	177
Net realized gains (losses)	$(1,843)	$(1,551)	$(3,394)	(397)	(161)	(558)
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14 to the Condensed Consolidated Financial Statements.
Higher net realized losses excluding Fortitude Re funds withheld assets in the three and nine months ended September 30, 2024 compared to same periods in the prior year were due primarily to losses on sale of securities and foreign exchange transactions in the current period compared to lower losses on sale of securities and gain on foreign exchange transactions in the same period in the prior year.
Index-linked interest credited embedded derivatives, net of related hedges, reflected losses in the three and nine months ended September 30, 2024 compared to gains and lower losses in the same period in the prior year, respectively. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.

Corebridge | Third Quarter 2024 Form 10-Q 133

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
The following table presents the carrying value of our other invested assets by type:

	September 30, 2024			December 31, 2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)	$5,902	$1,901	$7,803	$5,780	$1,910	$7,690
Investment real estate(b)	1,483	207	1,690	1,748	184	1,932
All other investments(c)	594	—	594	635	—	635
Total	$7,979	$2,108	$10,087	$8,163	$2,094	$10,257
(a)At September 30, 2024, included hedge funds of $206 million and private equity funds of $7.6 billion. At December 31, 2023, included hedge funds of $299 million and private equity funds of $7.4 billion.
(b)Net of accumulated depreciation of $644 million and $680 million as of September 30, 2024 and December 31, 2023, respectively.
(c)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at September 30, 2024 and December 31, 2023, respectively.
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

Corebridge | Third Quarter 2024 Form 10-Q 134

ITEM 2 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$8,479	$394	$2,313	$26	$2,213	$238	$833	$18
Foreign exchange contracts	3,075	340	5,040	140	2,765	336	4,670	159
Derivatives not designated as hedging instruments(a)
Interest rate contracts	54,165	3,368	39,630	3,393	41,056	2,709	41,225	3,260
Foreign exchange contracts	6,537	545	9,422	443	6,229	584	7,523	379
Equity contracts	52,919	4,351	20,563	2,098	76,561	2,017	14,144	745
Credit contracts	3,005	134	5	—	305	8	5	—
Other contracts(b)	44,434	13	55	1	44,640	13	47	2
Total derivatives, excluding Fortitude Re funds withheld	$172,614	$9,145	$77,028	$6,101	$173,769	$5,905	$68,447	$4,563
Total derivatives, Fortitude Re funds withheld	$—	$—	$—	$—	$184	$20	$514	$25
Total derivatives, gross	$172,614	$9,145	$77,028	$6,101	$173,953	$5,925	$68,961	$4,588
Counterparty netting(c)		(5,611)		(5,611)		(3,646)		(3,646)
Cash collateral(d)		(2,837)		(281)		(1,886)		(801)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$697		$209		$393		$141
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Consists primarily of SVWs and contracts with multiple underlying exposures.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both September 30, 2024 and December 31, 2023. Fair value of liabilities related to bifurcated embedded derivatives was $13.6 billion and $10.2 billion, respectively, at September 30, 2024 and December 31, 2023. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities, index universal life contracts and bonds available-for-sale, which include equity and interest rate components and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7 to the Condensed Consolidated Financial Statements.
For additional information, see Note 9 to the Condensed Consolidated Financial Statements.

Corebridge | Third Quarter 2024 Form 10-Q 135

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit

Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits and Update of Actuarial Assumptions and Models
VARIABLE ANNUITY GUARANTEED BENEFITS AND HEDGING RESULTS
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

Corebridge | Third Quarter 2024 Form 10-Q 136

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

	September 30,	December 31,
(in millions)	2024	2023
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$689	$1,340
Exclude NPA	(793)	(826)
Market risk benefits liability, excluding NPA	(104)	514
Adjustments for risk margins and differences in valuation	569	522
Economic hedge target liability	$465	$1,036
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
Change in Economic Hedge Target
The decrease in the economic hedge target liability in the nine months ended September 30, 2024, was primarily driven by higher equity markets and the update of actuarial assumptions.

Corebridge | Third Quarter 2024 Form 10-Q 137

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
The following table presents the impact on pre-tax income (loss) and Other comprehensive income (loss) of Variable Annuity MRBs and Hedging for the Individual Retirement and Group Retirement Segments:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in millions)	MRB Liability(*)	Hedge Assets	Net	MRB Liability(*)	Hedge Assets	Net
Issuances	$(1)	$—	$(1)	$(2)	$—	$(2)
Interest accrual	3	(60)	(57)	(3)	(181)	(184)
Attributed fees	(180)	—	(180)	(549)	—	(549)
Expected claims	16	—	16	50	—	50
Effect of changes in interest rates	(407)	439	32	(35)	32	(3)
Effect of changes in interest rate volatility	55	(31)	24	24	(26)	(2)
Effect of changes in equity markets	347	(264)	83	1,076	(705)	371
Effect of changes in equity index volatility	(34)	22	(12)	3	57	60
Actual outcome different from model expected outcome	(27)	—	(27)	(44)	—	(44)
Effect of changes in future expected policyholder behavior	(5)	—	(5)	(5)	—	(5)
Effect of changes in other future expected assumptions	105	—	105	103	—	103
Foreign exchange impact	(4)	—	(4)	—	—	—
Total impact on balance before other and changes in our own credit risk	(132)	106	(26)	618	(823)	(205)
Other	4	(18)	(14)	—	(19)	(19)
Effect of changes in our own credit risk	(104)	(1)	(105)	33	(20)	13
Total income (loss) impact on market risk benefits	(232)	87	(145)	651	(862)	(211)
Less: impact on OCI	(104)	85	(19)	33	(4)	29
Add: fees net of claims and ceded premiums and benefits	181	—	181	502	—	502
Net impact on pre-tax income (loss)	$53	$2	$55	$1,120	$(858)	$262
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$99			$133

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions)	MRB Liability(*)	Hedge Assets	Net	MRB Liability(*)	Hedge Assets	Net
Issuances	$3	$—	$3	$3	$—	$3
Interest accrual	(10)	(60)	(70)	(36)	(179)	(215)
Attributed fees	(210)	—	(210)	(685)	—	(685)
Expected claims	21	—	21	70	—	70
Effect of changes in interest rates	867	(817)	50	839	(788)	51
Effect of changes in interest rate volatility	(91)	75	(16)	3	(3)	—
Effect of changes in equity markets	(268)	189	(79)	644	(361)	283
Effect of changes in equity index volatility	35	12	47	31	1	32
Actual outcome different from model expected outcome	(74)	—	(74)	(183)	—	(183)
Effect of changes in future expected policyholder behavior	—	—	—	—	—	—
Effect of changes in other future expected assumptions	7	—	7	115	—	115
Foreign exchange impact	2	—	2	5	—	5
Total impact on balance before other and changes in our own credit risk	282	(601)	(319)	806	(1,330)	(524)
Other	(1)	18	17	(4)	1	(3)
Effect of changes in our own credit risk	(40)	—	(40)	(77)	43	(34)
Total income (loss) impact on market risk benefits	241	(583)	(342)	725	(1,286)	(561)
Less: impact on OCI	(40)	(116)	(156)	(77)	(82)	(159)
Add: fees net of claims and ceded premiums and benefits	178	—	178	597	—	597
Net impact on pre-tax income (loss)	$459	$(467)	$(8)	$1,399	$(1,204)	$195
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$(99)			$(474)
*MRB Liability is partially offset by MRB Assets.

Corebridge | Third Quarter 2024 Form 10-Q 138

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
Three Months Ended September 30, 2024
•Net impact on pre-tax income of $55 million was primarily driven by the update to actuarial assumptions.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended September 30, 2024, we had a net mark-to-market gain of approximately $99 million from our hedging activities related to our economic hedge target principally driven by the update to actuarial assumptions.
Nine Months Ended September 30, 2024
•Net impact on pre-tax income of $262 million was primarily driven by increases in equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the nine months ended September 30, 2024, we had a net mark-to-market gain of approximately $133 million from our hedging activities related to our economic hedge target principally driven by higher equity markets and the update to actuarial assumptions.
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
Investment-oriented products
We review and update assumptions used to value our universal life policies at least annually. These benefit reserves are also adjusted to reflect the changes in the fair value of available-for-sale securities with an offset to OCI. DAC and related items (which may include VOBA, DSI and unearned revenue reserves) are amortized on a constant level basis.
We also review assumptions related to variable annuities, fixed annuities, and fixed index annuities guaranteed benefits that are accounted for as MRBs or embedded derivatives and measured at fair value. The fair value of these MRBs or embedded derivatives is based on actuarial assumptions, including policyholder behavior, as well as capital market assumptions.
Traditional long-duration products
For traditional long-duration products discussed below, which includes whole life insurance, term life insurance, accident and health insurance, PRT, life-contingent single premium immediate annuities and structured settlements, cash flow assumptions are reviewed at least annually to determine any changes in the liability for future policy benefits. DAC and related items (which may include VOBA) are amortized on a constant level basis.

Corebridge | Third Quarter 2024 Form 10-Q 139

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
The net impacts to pre-tax income and APTOI because of the update of actuarial assumptions for the nine months ended September 30, 2024 and 2023 are shown in the following tables.
The following table presents the increase (decrease) in pre-tax income resulting from the annual update of actuarial assumptions, by line item as reported in Results of Operations:

	Nine Months Ended September 30,
(in millions)	2024	2023
Premiums	$13	$—
Policyholder benefits	(21)	22
Non-deferrable insurance commissions	5	—
Increase (decrease) in adjusted pre-tax operating income	(3)	22
Change in the fair value of market risk benefits, net	(84)	7
Net realized losses	8	(7)
Increase (decrease) in pre-tax income	$(79)	$22
The following table presents the increase in adjusted pre-tax operating income resulting from the annual update of actuarial assumptions by segment:

	Nine Months Ended September 30,
(in millions)	2024	2023
Individual Retirement	$18	$1
Group Retirement	(1)	—
Life Insurance	(29)	19
Institutional Markets	9	2
Total increase in adjusted pre-tax operating income from the update of assumptions*	$(3)	$22
*Liabilities ceded to Fortitude Re are reported in Corporate and Other. There is no impact to adjusted pre-tax operating income due to the annual update of actuarial assumptions as these liabilities are 100% ceded.
Update of Actuarial Assumptions Impact to Consolidated pre-tax income (loss)
Corebridge recognized a $79 million unfavorable and $22 million favorable impact to pre-tax income, for the nine months ended September 30, 2024 and 2023, respectively, attributable to the annual actuarial assumption review. For 2024, the impacts were primarily driven by updates to policyholder assumptions, including lapse and mortality updates for certain annuity products in Individual Retirement and Group Retirement and universal life products. These were partially offset by updated economic assumptions, including investment yields, and model refinements related to traditional life products and immediate annuities. For 2023, the assumption update impacts were primarily driven by updates to the portfolio yield assumption, refinements to the modeling for universal life products, and mortality assumption updates, partially offset by updated premium assumptions, and other refinements on life insurance products.
Update of Actuarial Assumptions Impact to Consolidated APTOI
Corebridge recognized a $3 million unfavorable and $22 million favorable impact to adjusted pre-tax operating income, for the nine months ended September 30, 2024 and 2023, respectively, attributable to the annual actuarial assumption review. For 2024, the assumption update impacts were primarily driven by lapse and mortality updates for universal life products, partially offset by yield and spread updates and model refinements to traditional life products and immediate annuities . For 2023, the assumption update impacts were primarily driven by updates to the portfolio yield assumption, refinements to the modeling for universal life products, and mortality assumption updates, partially offset by updated premium assumptions, and other refinements on life insurance products.

Corebridge | Third Quarter 2024 Form 10-Q 140

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
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of September 30, 2024 and December 31, 2023, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $4.5 billion and $4.1 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $2.5 billion committed revolving credit facility as of September 30, 2024 and December 31, 2023. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries, sales of businesses and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
Corebridge Parent expects to maintain liquidity that is sufficient to cover one year of its expenses. We expect the Corebridge Hold Cos. may access the debt and equity markets from time to time to meet funding requirements as needed.
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
As of September 30, 2024, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies, including a $100 million letter of credit entered into on September 30, 2024 in support of CRBG Bermuda. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $226 million and $151 million at September 30, 2024 and December 31, 2023, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

(in millions)	September 30, 2024	December 31, 2023
Cash and short-term investments	$1,988	$1,591
Total Corebridge Hold Cos. liquidity	1,988	1,591
Available capacity under committed, revolving credit facility	2,500	2,500
Total Corebridge Hold Cos. liquidity sources	$4,488	$4,091
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
Liquidity to Corebridge Parent from Subsidiaries
During the three and nine months ended September 30, 2024, Corebridge Hold Cos. received $550 million and $1.7 billion in dividends from subsidiaries, respectively.
Sale of AIG Life U.K.
On April 8, 2024, Corebridge completed the sale of AIG Life U.K. and received gross proceeds (i.e., net cash before transaction costs) of £453 million ($569 million).

Corebridge | Third Quarter 2024 Form 10-Q 141

ITEM 2 | Liquidity and Capital Resources
Debt Issuance
On September 12, 2024, Corebridge Parent issued $750 million of 6.375% fixed-to fixed reset rate junior subordinated notes due 2054 (“2054 Notes”).
USES
Interest Payments
We made interest payments on our debt instruments totaling $60 million and $261 million, respectively, during the three and nine months ended September 30, 2024.
Debt Repayment
On September 12, 2024, Corebridge Parent repaid all of the $250 million aggregate principal amount outstanding under the Three-Year DDTL Facility. This facility was terminated on September 12, 2024 after the final loan repayment.
Dividends
During each of the three months ended March 31, 2024, June 30, 2024 and September 30, 2024, Corebridge Parent paid cash dividends of $0.23 per share of Corebridge Parent common stock totaling $133 million and $415 million, for the three and nine months ended September 30, 2024, respectively.
Repurchase of Common Stock
During the three and nine months ended September 30, 2024, Corebridge Parent repurchased approximately 25.9 million and 50.5 million of shares of Corebridge Parent common stock, for an aggregate purchase price of approximately $715 million and $1.4 billion, respectively.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $5.5 billion which were due to FHLBs in their respective districts at September 30, 2024, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at September 30, 2024.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had no securities subject to these agreements at September 30, 2024 and no liabilities to borrowers for collateral received at September 30, 2024.
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

Corebridge | Third Quarter 2024 Form 10-Q 142

ITEM 2 | Liquidity and Capital Resources
Dividend Restrictions
Payments of dividends to Corebridge Hold Cos. by our U.S. insurance subsidiaries are subject to certain restrictions imposed by laws and regulations of their respective states of domicile. With respect to our domestic insurance subsidiaries, the payment of a dividend may require formal notice to the insurance department of the state in which the particular insurance subsidiary is domiciled, and prior approval of such insurance regulator is required when the amount of the dividend is above certain regulatory thresholds. See “Business — Regulation — U.S. Regulation — State Insurance Regulation” in the 2023 Form 10-K. Bermuda law also restricts the ability of CRBG Bermuda to pay dividends.
To our knowledge, no Corebridge insurance company is currently on any regulatory or similar “watch list” with regard to solvency.
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Nine Months Ended September 30,
(in millions)	2024	2023
Sources:
Operating activities, net	$672	$2,590
Net changes in policyholder account balances	8,815	4,141
Issuance of long-term debt	743	496
Issuance of debt of consolidated investment entities	132	202
Contributions from noncontrolling interests	63	63
Financing other, net	—	73
Issuance of common stock	1	—
Net change in securities lending and repurchase agreements	2,580	—
Effect of exchange rate changes on cash and restricted cash	—	3
Total Sources	13,006	7,568

Uses:
Investing activities, net	(10,187)	(3,267)
Repayments of debt of consolidated investment entities	(652)	(374)
Repayments of short-term debt	(250)	(500)
Distributions to noncontrolling interests	(24)	(59)
Dividends paid on common stock	(415)	(846)
Net change in securities lending and repurchase agreements	—	(2,290)
Repurchase of common stock	(1,394)	(246)
Financing other, net	(165)	—
Total Uses	(13,087)	(7,582)
Net increase (decrease) in cash and cash equivalents	$(81)	$(14)
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

Corebridge | Third Quarter 2024 Form 10-Q 143

ITEM 2 | Liquidity and Capital Resources
CONTRACTUAL OBLIGATIONS
As of September 30, 2024, there have been no material changes in our contractual obligations from December 31, 2023, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources — Contractual Obligations” in the 2023 Form 10-K.
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2023	Issuances	Maturities and Repayments	Other Changes	Balance at September 30, 2024
Short-term debt issued by Corebridge:
Three-Year DDTL Facility	2024	$250	$—	$(250)	$—	$—
Total short-term debt		250	—	(250)	—	—
Long-term debt issued by Corebridge:
Senior unsecured notes	2025-2052	7,750	—	—	—	7,750
Hybrid junior subordinated notes	2052-2054	1,000	750	—	—	1,750
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	2025-2029	200	—	—	—	200
CRBGLH junior subordinated debentures	2030-2046	227	—	—	—	227
Total long-term debt		9,177	750	—	—	9,927
Debt issuance costs		(59)	—	—	(3)	(62)
Total long-term debt, net of debt issuance costs		9,118	750	—	(3)	9,865
Total debt, net of issuance costs		$9,368	$750	$(250)	$(3)	$9,865
HYBRID JUNIOR SUBORDINATED NOTES
On September 12, 2024, Corebridge Parent issued and sold $750 million aggregate principal amount of its 6.375% 2054 Notes. Subject to certain redemption provisions and other terms of the 2054 Notes, the interest rate resets on September 15, 2034 and each five-year anniversary thereafter, at an annual rate equal to the five-year treasury rate as of the most recent reset interest determination date plus 2.646%.
DELAYED DRAW TERM LOAN
Corebridge Parent used a portion of the net proceeds of the issuance of the 2054 Notes to repay all of the $250 million aggregate principal amount outstanding under Corebridge’s Three-Year DDTL Facility, dated as of February 25, 2022, among Corebridge, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The balance of the proceeds will be used for general corporate purposes. This facility was terminated on September 12, 2024 after the final loan repayment.
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

Corebridge | Third Quarter 2024 Form 10-Q 144

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

(in millions)	Balance at December 31, 2023	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance at September 30, 2024
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$2,504	$132	$(652)	$11	$154	$2,149
(a)At September 30, 2024, includes debt of consolidated investment entities related to real estate investments of $884 million and other securitization vehicles of $1.0 billion.
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
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As September 30, 2024, there have been no material changes in our off-balance-sheet arrangements and commercial commitments from December 31, 2023, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Commercial Commitments” in the 2023 Form 10-K.

Corebridge | Third Quarter 2024 Form 10-Q 145

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

Corebridge | Third Quarter 2024 Form 10-Q 146

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

Corebridge | Third Quarter 2024 Form 10-Q 147

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

Corebridge | Third Quarter 2024 Form 10-Q 148

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

Corebridge | Third Quarter 2024 Form 10-Q 149

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
•“S&P” — Standard & Poor’s Financial Services LLC;
•“SEC” — the U.S. Securities and Exchange Commission;
•“SVW” — stable value wrap;
•“URR” — unearned revenue reserve;
•“VIE” — variable interest entity;
•“VIX” — volatility index; and
•“VOBA” — value of business acquired.

Corebridge | Third Quarter 2024 Form 10-Q 150

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
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corebridge | Third Quarter 2024 Form 10-Q 151

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

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of Corebridge Parent or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Corebridge Parent common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
07/01/24 through 07/31/24	9,334,100	$29.56	9,334,100	$1,547
08/01/24 through 08/31/24	12,297,410	25.88	12,297,410	1,229
09/01/24 through 09/30/24	4,309,246	27.99	4,309,246	1,108
Total	25,940,756	$27.56	25,940,756	$1,108
*Excludes excise tax of $5.1 million due to the Inflation Reduction Act of 2022 for the three months ended September 30, 2024.
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
Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. For instance, on August 7, 2024, we purchased an aggregate of approximately $200 million of shares from AIG in a privately negotiated transaction. In addition, certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans, including the share repurchase plan Corebridge Parent adopted on September 17, 2024, which, unless extended expires on November 7, 2024. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.
During the three months ended September 30, 2024, Corebridge Parent repurchased approximately 25.9 million shares of Corebridge Parent common stock, par value $0.01 per share, for an aggregate purchase price of $715 million, pursuant to the share repurchase program.
As of September 30, 2024, approximately $1.1 billion remained under the share repurchase program authorizations.

Corebridge | Third Quarter 2024 Form 10-Q 152

ITEM 5 | Other Information
Not applicable.

Corebridge | Third Quarter 2024 Form 10-Q 153

Exhibit Index
Exhibit Index

Exhibit Number	Description
4.1	Second Supplemental Indenture, dated September 12, 2024, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Current Report on Form 8-K, filed on September 12, 2024.
10.1	Share Repurchase Agreement, dated as of August 5, 2024, by and between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.1 to Corebridge Financial, Inc.’s Current Report on Form 8-K, filed on August 5, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2024 and 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101).
*	Filed herewith.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, as amended.

Corebridge | Third Quarter 2024 Form 10-Q 154

Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)
/s/ ELIAS HABAYEB
Elias Habayeb
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ CHRISTOPHER FILIAGGI
Christopher Filiaggi
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated November 5, 2024

Corebridge | Third Quarter 2024 Form 10-Q 155