Form 10-K
period 2024-12-31
Corebridge Financial, Inc.
filed 2025-02-13
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-41504
Corebridge Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4715639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2919 Allen Parkway, Woodson Tower, Houston, Texas	77019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 1-877-375-2422
____________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	CRBG	New York Stock Exchange
6.375% Junior Subordinated Notes	CRBD	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant, determined using the per share closing price on that date on the New York Stock Exchange of $29.12, was approximately $7.11 billion.
As of February 11, 2025, there were 555,995,957 shares outstanding of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

COREBRIDGE FINANCIAL, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

FORM 10-K

Corebridge | 2024 Form 10-K 2

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
•our ability to maintain sufficient eligible collateral to support business and funding strategies requiring collateralization;
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

Corebridge | 2024 Form 10-K 3

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
•the significant influence that AIG and Nippon have over us and conflicts of interests arising due to such relationships;
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

Corebridge | 2024 Form 10-K 4

ITEM 1 | Business
Part I

Item 1. | Business

Corebridge | 2024 Form 10-K 5

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
Our strong competitive position is supported by:
•our scaled platform and position as a leading life and annuity company across a broad range of products, managing or administering $404.0 billion in client assets as of December 31, 2024;
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
We believe we have an attractive business mix that balances spread-based income, fee income and underwriting margin sources and is diversified across our broad product suite. For the year ended December 31, 2024, our businesses generated spread income of $4.0 billion, fee income of $2.1 billion and underwriting margin of $1.4 billion, resulting in a balanced mix of 53%, 28% and 19%, respectively, among these income sources. We are well-diversified across our operating businesses with our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses representing 59%, 18%, 11% and 12% of associated Adjusted Pre-Tax Operating Income (“APTOI”), respectively, for the year ended December 31, 2024.
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

Corebridge | 2024 Form 10-K 6

ITEM 1 | Business

Our Segments
INDIVIDUAL RETIREMENT
Overview
Our four product categories, fixed, fixed index, registered index linked and variable annuities, address a range of savings, investment, and income needs. We offer a variety of optional benefits within these products, including lifetime income guarantees and death benefits, and sell our annuity products through our extensive distribution platform. For the year ended December 31, 2024, we recorded $22.2 billion in total individual annuity sales.
Diversified product portfolio
Our diverse and broad product suite allows us to quickly adapt our offerings in response to shifting customer needs and economic and competitive dynamics, targeting areas where we see the greatest opportunity for risk-adjusted returns. As an example, we typically re-price our full fixed annuity product suite on a weekly basis to respond to market conditions, distributor preferences and competitive actions and can re-price more frequently if needed. Our product diversification, as evidenced by balanced new business sales across all four annuity product categories, allows for further new business flexibility in meeting customer demand and changing macroeconomic conditions.
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
Fixed index annuities and registered index linked annuities
We offer fixed index annuity products that provide our customers with returns linked to the underlying returns of various market indices. In recent years, we have primarily sold modified single premium contracts that generally allow for multiple premium payments in the first 30 contract days. Virtually all of the policies in force at December 31, 2024 are single premium contracts. Our products can include a range of optional benefits including guaranteed minimum death benefits (“GMDBs”) and guaranteed minimum withdrawal benefits (“GMWBs”). The market risk associated with these guarantees is mitigated as fixed index annuity account values generally do not decrease even when the chosen index has negative performance. In addition, after a contractual holding period, policyholders generally have an option to annuitize their contract and receive annual annuity payments for a stated term or for the life of the annuitant, based upon their annuitization election. Policyholders with aGMWBs rider may take annual withdrawals up to a stated contractual percentage after a required holding period without the need to elect annuitization.
In October 2024, we launched Corebridge MarketLock ® Annuity, a registered index linked annuity (“RILA”) contract. The RILA provides our customers with returns linked to the underlying returns of various market indices with a level of downside protection. Policyholders bear the risk of loss of principal due to market downturns or fluctuations that exceed the downside protection. In addition, after a contractual holding period, policyholders generally have an option to annuitize their contract and receive annuity payments for a stated term or for the life of the annuitant, based upon their annuitization election.
Similar to our fixed annuities, our fixed index and registered index linked annuities generate spread-based income on the difference between the investment income earned on the general account assets backing the policy and the interest credits our clients earn. We bear the risk associated with the interest credits that our clients earn, which is managed through hedging (as discussed below) in order to minimize the index exposure on our balance sheet. This is in addition to the pricing and renewal rate management that we employ against fixed, fixed index and registered index linked annuity products.

Corebridge | 2024 Form 10-K 7

ITEM 1 | Business
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
Our variable annuity products offer guaranteed benefit features (collectively known as “GMxBs”), including GMDBs and living benefits which provide guaranteed lifetime income, such as GMWBs. We presently offer GMDBs, with 87% of our variable annuity GMDB account value as of December 31, 2024 either providing for a return of premium or locking-in a maximum anniversary value, and have limited exposure to legacy GMDB options, including rollups which represented 4% of variable annuity GMDB account value as of December 31, 2024. As of December 31, 2024, 76% of our variable annuity account value has a GMWB and we have a small portion of in-force contracts with guaranteed minimum income benefits (“GMIBs”), although as of 2006 we no longer offer this guaranteed benefit feature and the majority of this exposure has been reinsured. We seek to mitigate the market risk associated with certain guaranteed benefit features through a dynamic hedging program that is designed to reduce the equity market and interest rate risk associated with offering the benefits.
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
Individual Retirement Spread and Fee Income
Our fixed annuity, fixed index annuity and registered index linked annuity products generate spread-based income on the difference between crediting rates paid and yields earned on assets we invest in our general account. Our variable annuity products generate fee-based income that is typically paid as a percentage of the assets in the investment options selected by the policyholder and held in our separate accounts.
The following table presents Individual Retirement spread and fee income:

	For the years ended December 31,
(in millions)	2024		2023		2022
Net base spread income	$2,751	66.8%	$2,638	68.9%	$1,864	57.9%
Variable investment income	117	2.8%	56	1.5%	163	5.1%
Total spread income(a)	$2,868	69.6%	$2,694	70.4%	$2,027	63.0%
Fee income(b)	1,251	30.4%	1,134	29.6%	1,192	37.0%
Total	$4,119	100.0%	$3,828	100.0%	$3,219	100.0%
(a)     Total spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of deferred sales inducements (“DSI”) of $50 million, $55 million and $55 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)     Fee income is defined as policy fees plus advisory fee and other income.
Distribution
Individual Retirement has a large and diverse distribution platform, allowing the business to reach and serve a wide range of consumers. Individual Retirement’s annuity products are offered through a longstanding, multichannel distribution network of approximately 490 third-party firms including banks, broker-dealers, general agencies, independent marketing organizations and independent insurance agents as of December 31, 2024. At Corebridge Financial Distributors, our distribution professionals work with these firms and their associated advisors to market and sell our products.

Corebridge | 2024 Form 10-K 8

ITEM 1 | Business
The following table presents our Individual Retirement premiums and deposits by distribution channel:

	For the years ended December 31,
(in millions)	2024		2023		2022
Broker-dealer(a)	$8,767	39.5%	$7,959	43.8%	$5,876	38.9%
Banks	9,548	43.1%	7,334	40.4%	7,446	49.2%
Independent non-registered marketing organizations/ brokerage general agencies (“BGAs”)(b)	3,859	17.4%	2,878	15.8%	1,798	11.9%
Total	$22,174	100.0%	$18,171	100.0%	$15,120	100.0%
(a)     Includes wirehouses, independent and regional broker-dealers.
(b)     Includes employee financial advisors.
Our distribution strategy is built around our professionals maintaining long-term relationships with the firms that distribute our products and the individual agents and registered representatives within those firms. Corebridge Financial Distributors’ coordinated wholesaling approach positions us to go to market as “one firm,” thereby better serving our distribution partners and increasing our relevance and perceived value to them. We also develop customized products and specialized strategies for our channels as appropriate, including variations of our fixed annuity products that better align with partner business models and variable annuity products with specialized rider options. The strong relationships formed through these collaborations are fundamental to our ability to continue to generate attractive risk-adjusted returns.
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
Continue to innovate products and features
Continuing to offer well-designed products with attractive risk-return profiles and customer appeal is fundamental to our success. For example, we recently broadened our product portfolio to include a registered index linked annuity with a market lock feature. Additionally, we are continuously evaluating adding product features and options that have the potential to enhance our overall risk-return profile and add value for our clients and distributors.

Corebridge | 2024 Form 10-K 9

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
Risk Management
Our Individual Retirement risk management philosophy begins with the way we approach new business generation. We seek to prioritize long-term value over sales volume and adapt our product focus and product designs in the face of changing market dynamics. Over time, this approach has resulted in a well-diversified annuity business that generates attractive earnings through a combination of spread and fee-based income and has minimal exposure to unprofitable legacy lines of business. We have several risk management features that are embedded in the majority of our in-force business. Finally, we deploy a sophisticated hedging program that aggregates risk at the portfolio level to realize efficiencies across our platform and seeks to produce consistently strong results through a variety of economic environments.
Our products and product features are designed with both customer needs and our risk management in mind. We have a disciplined approach designed to manage risk exposure to our balance sheet by managing margins and capital and stress testing results under varied market conditions. As an example, our fixed index annuities and registered index linked annuities are designed purposefully so that we can effectively manage the index crediting risk through our hedging program. Further, our fixed annuity block reflects a history of disciplined rate setting, with minimal inforce exposure to policies with guaranteed crediting rates above 4.0%. Our variable annuity business has pioneered risk-mitigating features such as volatility index (“VIX”)-indexed living benefit rider fees and flexible income choices which offer value for our customers while tailoring to our risk profile. Additionally, our variable annuity block reflects a history of disciplined product design, with limited exposure to legacy variable annuities with living benefits written before 2009. Our product diversification further mitigates potential adverse outcomes that could impact our portfolio.
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
Our target markets include K-12 schools, higher education institutions, healthcare providers, government employers and other tax-exempt institutions, where we serve plan sponsors across all 50 states in the 403(b), 457(b), 401(a) and 401(k) markets. We offer customized versions of our in-plan annuities and certain of our Individual Retirement annuity products to our customers for their out-of-plan assets, primarily through the large individual retirement account (“IRA”) market.
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

Corebridge | 2024 Form 10-K 10

ITEM 1 | Business
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
Out-of-plan products and services: Through our employee financial advisors, we offer a variety of annuity, advisory and brokerage products to help clients meet their retirement savings goals outside of traditional employer sponsored retirement plans. Our solutions reach clients primarily through their IRAs, which represent the fastest growing segment of the U.S. retirement asset landscape.
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
•Fixed index annuities: We offer a fixed index annuity for asset accumulation with a variety of index crediting strategies and multiple indexes, including a version with an optional guaranteed lifetime income benefit; and
•Variable annuities: We offer a variable annuity for asset accumulation in both a brokerage and investment advisory account, including a version with an optional guaranteed lifetime income rider.
•Advisory and brokerage products:
•Our investment advisory solution offers fiduciary, fee-based investments with a variety of asset managers and strategists, fee based financial planning; and
•Our full-service brokerage offering supports a limited non-proprietary variable annuity, securities brokerage accounts, life insurance, mutual funds and 529 plans.
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

Corebridge | 2024 Form 10-K 11

ITEM 1 | Business
The following table presents Group Retirement spread and fee income:

	For the years ended December 31,
(in millions)	2024		2023		2022
Net base spread income	$671	44.4%	$778	50.5%	$749	47.2%
Variable investment income	56	3.7%	50	3.2%	118	7.4%
Total spread income(a)	$727	48.1%	$828	53.7%	$867	54.6%
Fee income(b)	785	51.9%	715	46.3%	720	45.4%
Total	$1,512	100.0%	$1,543	100.0%	$1,587	100.0%
(a)     Total spread income represents base net investment income less interest credited to policyholder accounts balances, exclusive of amortization of DSI assets of $13 million, $14 million and $14 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Our financial advisors are able to engage plan participants early in their careers and serve them throughout their entire savings and retirement journey. To meet plan sponsor preferences and client needs, we have a range of financial professionals, including salaried retirement plan consultants, financial advisors and phone-based financial professionals to provide the right level of support. These professionals provide a wide range of services, including enrollment support, details on plan design, financial plans and individual financial wellness programs.
Our clients have access to self-service tools and education on our participant digital service platform specific to our Group Retirement business. In addition, we offer an interactive financial planning tool, Retirement Pathfinder, a do-it-yourself option or the choice to build a financial plan with an advisor. Retirement Pathfinder considers the individual’s entire financial picture and enables real-time decision-making relative to savings levels, investment allocation, retirement date, and personal goals, putting our clients in control of their financial futures. Our advisors seek to meet our clients early on in their careers and advocate for good financial planning habits, drive increased contributions and asset levels and provide support into and through retirement. As of December 31, 2024, approximately 1.5 million of our in-plan participants did not have an out-of-plan product, resulting in a significant pipeline of potential clients for deeper engagement with our employee financial advisors. Over time, we support our clients entering the spending phase of their financial journey by reviewing solutions such as remaining in-plan or other out-of-plan options, with approximately 22% of rollovers out of their retirement plans being retained by our advisors in an out-of-plan IRA in the year ended December 31, 2024.
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

Corebridge | 2024 Form 10-K 12

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
Strategy
Continue to grow our sophisticated advisory platform
We intend to continue to grow our high-margin, capital-efficient in-plan and out-of-plan advisory platform by providing comprehensive financial planning services through approximately 1,000 employee financial advisors as of December 31, 2024. We believe our employee financial advisors will continue to play an important role in growing the advisory platform by providing full-service investment and retirement planning advice to long-term clients and their families. By continuing to offer third-party mutual funds and expanding the annuity offerings, we expect to capture additional fee-based revenue while providing our clients attractive financial solutions outside of the scope of our own product suite.
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

Corebridge | 2024 Form 10-K 13

ITEM 1 | Business
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
To further simplify our business model and to focus on our core businesses with leading market positions in the U.S. Life and Retirement markets, on October 31, 2023 Corebridge completed the sale of its subsidiary, Laya Healthcare Limited (“Laya”), to AXA S.A. Additionally, on April 8, 2024 Corebridge completed the sale of its subsidiary, AIG Life Limited (“AIG Life U.K.”), to Aviva plc.
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
Products
We are focused on providing financial security for our policyholders and their beneficiaries when they need it most. Our life insurance and protection products include Term, IUL and Whole Life. Our product suite was historically positioned towards higher net worth customers, but our more recent mix of products has expanded our presence in the middle market with the introduction of GIWL and SIWL products, more emphasis on selected distribution channels and de-emphasis of GUL.
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

Corebridge | 2024 Form 10-K 14

ITEM 1 | Business
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
The following table presents Life Insurance underwriting margin:

	Years Ended December 31,
(in millions)	2024	2023	2022
Underwriting margin*	$1,368	$1,442	$1,561
*     Includes International life underwriting margin of $33 million, $226 million and $245 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Distribution
We have a strong and well-balanced distribution platform through which we reach and serve a wide range of customers. Our products are sold primarily through independent distribution channels and our direct-to-consumer platform, Corebridge Direct Insurance Services, Inc., formerly known as AIG Direct (“Corebridge Direct”).
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
Our current distribution channel structure is outlined below:
Corebridge Direct: Our direct-to-consumer channel employs approximately 85 salaried agents as of December 31, 2024, and sells Term products through a call center model. Corebridge Direct primarily markets to middle market consumers through a variety of direct channels, including several types of digital channels such as search advertising, display advertising and email as well as direct mail.
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

Corebridge | 2024 Form 10-K 15

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

Corebridge | 2024 Form 10-K 16

ITEM 1 | Business
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

Corebridge | 2024 Form 10-K 17

ITEM 1 | Business
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

Corebridge | 2024 Form 10-K 18

ITEM 1 | Business
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
Institutional Markets Spread Income, Underwriting Margin and Fee Income
The following table presents Institutional Markets spread income, underwriting margin and fee income:

	For the years ended December 31,
(in millions)	2024		2023		2022
Spread income	$454	76.0%	$355	72.4%	$285	67.1%
Fee income	62	10.4%	64	13.1%	63	14.8%
Underwriting margin	81	13.6%	71	14.5%	77	18.1%
Total	$597	100.0%	$490	100.0%	$425	100.0%
Distribution
Institutional Markets distributes products through the channels described below:
PRT: We source PRT liabilities through our long-standing relationships with insurance and reinsurance brokers and consultants, and through our assumed reinsurance channel from primary insurance partners.

Corebridge | 2024 Form 10-K 19

ITEM 1 | Business
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

Corebridge | 2024 Form 10-K 20

ITEM 1 | Business
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
Fortitude Re
Fortitude Re is a Bermuda reinsurance company established in 2018 by AIG to enter into a series of reinsurance transactions related to AIG’s run-off portfolio. In two transactions in 2018 and 2020, AIG sold substantially all of its ownership interest in Fortitude Re’s parent company to Carlyle FRL, an investment fund advised by an affiliate of The Carlyle Group and T&D Investments, Inc., a subsidiary of T&D Holdings, Inc. We currently hold a less than 3% indirect interest in Fortitude Re. As of December 31, 2024, $24.9 billion of our liabilities representing a mix of run-off life and annuity risks had been ceded to Fortitude Re under these reinsurance transactions.
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

Investment Management
OVERVIEW
Investment Management is an integral part of our business model. We aim to support our liabilities with a high quality and diversified portfolio taking into consideration the liability duration, convexity and liquidity profile. In addition, we seek to originate assets that enable us to further manage our asset-liability profile, generate enhanced risk-adjusted returns and iterate our product designs to improve our risk profile. We manage general and separate account assets across markets, including public fixed income, structured products, public and private equity, private debt and commercial real estate. We have produced consistent returns on invested assets and minimized the volatility of our earnings through different market environments.

Corebridge | 2024 Form 10-K 21

ITEM 1 | Business
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
Regardless of whether our investments are managed by an internal or external provider, our Chief Investment Officer will continue to be responsible for overseeing our overall portfolio, including decisions surrounding asset allocation, risk composition and investment strategy. Also, specialized internal teams will work closely with business personnel to develop asset strategies tied to insurance company objectives so that our investment strategy and portfolio construction operations will continue to be integrated with our pricing and product development. Monitoring and oversight of external providers will be performed by our Chief Investment Officer in conjunction with our Finance, Legal, Enterprise Risk Management and Compliance Departments. All externally managed assets are folded into our credit, market, capital, liquidity and foreign exchange risk monitoring frameworks.
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
HIGH QUALITY PORTFOLIO
The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 95% investment grade as of December 31, 2024. The fixed maturity security portfolio of our insurance operating subsidiaries excludes $61 million of securities related to consolidated investment entities that do not represent direct investments of Corebridge’s insurance subsidiaries and $800 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries.
Our investment process includes fundamental analysis coupled with our long term economic and market view anchored by our asset-liability management (“ALM”) objectives and risk appetite. We incorporate both internal and external rating assessments into our process and we stress test the underwritten assets and asset classes under various adverse scenarios.
The following table presents the fixed maturity security portfolio categorized by National Association of Insurance Commissioners (“NAIC”) Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

	December 31, 2024
(in millions)	Fair Value	Percent of Total
NAIC 1	$91,475	58%
NAIC 2	59,320	37%
NAIC 3	4,525	3%
NAIC 4	2,671	2%
NAIC 5 and 6	683	—%
Total*	$158,674	100%
*    Excludes approximately $61 million of consolidated investment entities and $800 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at December 31, 2024.

Corebridge | 2024 Form 10-K 22

ITEM 1 | Business
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
December 31, 2024
Other fixed maturity securities	$46,770	$51,291	$98,061	$4,055	$2,537	$561	$7,153	$105,214
Mortgage-backed, asset-backed and collateralized	41,985	8,375	50,360	433	373	2,294	3,100	53,460
Total fixed maturities*	$88,755	$59,666	$148,421	$4,488	$2,910	$2,855	$10,253	$158,674

Percentage of Total	56%	38%	94%				6%	100%
*    Excludes approximately $61 million of consolidated investment entities and $800 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at December 31, 2024.
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
In commercial real estate, we seek out opportunities with low leverage and strong sponsorship. Our commercial mortgage loans portfolio is focused on multi-family as its largest property type allocation. Our CMBS portfolio is focused on North America and includes high quality securities, with an average rating of ‘‘AA,’’ 94% of which are designated NAIC 1.
Our RMBS portfolio is a mix of agency and non-agency securities of which 97% are designated NAIC 1. The non-agency RMBS portfolio is a seasoned portfolio, reflecting a borrower mix that has seen and survived previous housing credit stress, and provides a stable return profile across a range of internal stress scenarios. Our residential mortgage loan portfolio is diversified by product type and geography. The portfolio is high quality loans underwritten with full documentation, low loan to value ratios and high FICO scores.
Our ABS and CLO portfolios are focused on investment grade assets with structural credit enhancement in pools of collateral that are managed by experienced investment managers. Our CLO portfolio consists of 100% investment grade and 90% NAIC 1 assets and the underlying collateral pools predominantly consist of first lien senior secured loans. Our ABS portfolio is focused on both public and private ABS that are secured by high-quality assets with recurring cash flow streams and consists of approximately 99% investment grade and 66% NAIC 1 assets.
In addition to our core fixed income portfolio, we opportunistically allocate a portion of our portfolio to alternative investments where we primarily focus on private equity, real estate equity and direct private equity investments and co-investments, and to a lesser extent, hedge fund investments. Our alternative investment strategy is based on diversification among strategy, manager and vintage years and designed to provide diversification away from fixed income markets and support growth of our surplus portfolio.
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

Corebridge | 2024 Form 10-K 23

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
As of December 31, 2024, Blackstone managed approximately $68.8 billion in book value of assets in our investment portfolio.

Corebridge | 2024 Form 10-K 24

ITEM 1 | Business
OUR INVESTMENT MANAGEMENT AGREEMENTS WITH BLACKROCK
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. Under the investment management agreements with BlackRock, we completed the transfer of the management of liquid fixed income and certain private placement assets to BlackRock in 2022. As of December 31, 2024, BlackRock managed approximately $86.8 billion in book value of assets in our investment portfolio. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management in 2023. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions.
The investment management agreements are not linked to our implementation of BlackRock’s “Aladdin” investment management technology platform.

Human Capital Management
We believe that our employees’ dedication, commitment, and engagement are key to our success, and that we foster a constructive and collaborative work environment. Our principal human capital management objectives include attracting, developing, and retaining the highest quality talent. As of December 31, 2024, we had over 5,200 employees, the majority of whom are based in the United States, with a smaller number in Ireland, the United Kingdom, and Bermuda. The following are examples of key programs and initiatives we have implemented to attract, develop, and retain our talent.
COMPETITIVE COMPENSATION AND BENEFITS
We continue to align our employees’ compensation with the Company’s overall performance and provide competitive compensation opportunities to attract and retain highly skilled employees for our various business needs. We provide a performance-driven compensation structure that consists of a base salary and short-term and long-term incentive programs. In addition, we offer comprehensive benefits to support our employees’ health and wellness needs, including subsidized health-care plans, life insurance and disability coverage, wellness and mental health benefits, paid time off, protected family and medical leaves, and matching 401(k) contributions.
HEALTH AND SAFETY
We take appropriate measures to provide a safe and healthy work environment and meet our responsibilities regarding the health, safety, and welfare of employees engaging in Corebridge Financial business activities. Our benefits and wellness programs focus on physical, social, and financial wellness of our employees, and we provide an Employee Assistance program that provides confidential support, counselling, mental health resources, and information to help employees and their dependents through times of stress and anxiety. Additionally, grants through the Corebridge Compassionate Colleague Fund (“CCF”) are available to provide financial assistance to employees experiencing unforeseen financial hardships or distress.
TALENT DEVELOPMENT
We believe that professional development is a positive investment in our talent. Our goal is to build the skills of our employees by providing meaningful opportunities to access learning and development that enhances their abilities to perform in their current and future roles. We have established a library of on-demand learning options, combined with immersive learning experiences, that build skills at all levels. We also offer tuition, certification, and training reimbursement programs to encourage employees to enhance their education, skills, and knowledge for continued growth. We place significant importance on promoting internal talent and succession planning. We conduct an annual review of our talent development plans for each of our functions and operating segments to identify and develop a talent pipeline for positions at all levels of the organization.
CULTURE OF INCLUSION AND BELONGING
We focus on attracting, retaining, and developing talent from all demographics and foster a culture of inclusion and belonging in our workplace. We have a robust Early Careers Program, which includes our summer internship program and a full-time analyst program and partners with schools, non-profits and industry affiliates, which helps build our talent pipeline.
The Company also sponsors Employee Resource Groups (“ERGs”) which bring employees together based on a shared interest and reinforces a culture of inclusion and belonging in our organization. Our ERG network spans multiple dimensions and each ERG is open to all employees.

Corebridge | 2024 Form 10-K 25

ITEM 1 | Business
COMMUNITY RESILIENCE: TAKING ACTION THROUGH PHILANTHROPY AND VOLUNTEERISM
Operating as a responsible corporate citizen is central to our success as a business. We are committed to making a positive difference in the communities where we work, live and serve our customers. We work with charitable organizations designed to extend financial wellness to all, support healthy and resilient communities.
We partner with local and national organizations to deliver financial education programs to students and adults, with a focus on serving broad populations. Through our sponsorship with Junior Achievement USA, our employees deliver financial literacy and career readiness lessons to participating students. In addition, we developed FutureU Scholars, an initiative that has reached two Texas universities, delivering financial education, career readiness training, mentoring and student scholarship opportunities.
Through partnerships with Prairie View A&M University and Texas Southern University, we leverage the skills, expertise, and enthusiasm of our employees to provide career exploration and preparation, along with coaching and mentoring opportunities, to college students at these universities.
We also offer programs that empower employees to take action in their local communities, including 16 hours of paid Volunteer Time Off. In 2024 employees volunteered nearly 9,000 hours and personally donated to causes and initiatives important to them.
As part of our commitment to promoting financial wellness and community resilience more broadly, we partner with the Foundation for Financial Planning to increase pro bono financial planning for Americans. Our Legal Pro Bono program provides a range of pro bono services, including legal advice and counsel to those who might not have other avenues of assistance available to them.
FINANCIAL SECURITY: HELPING MORE PEOPLE TAKE ACTION IN THEIR FINANCIAL LIVES THROUGH OUR PRODUCTS, SOLUTIONS AND PARTNERSHIPS
We proudly partner with financial professionals and institutions to help more people take action in their financial lives. We offer products, resources and information to assist people with their financial planning, including access to professional guidance, financial literacy and education and online tools and resources.
With fewer individuals covered by traditional pension plans, annuities can fill a gap in retirement portfolios by providing a monthly payment for as long as a person lives, no matter how the market performs. We are a leading provider of annuity products that offer the opportunity for growth, principal protection and protected income for life. We are also a founding member of the Alliance for Lifetime Income, a non-profit educational organization that educates Americans about the value and importance of having protected lifetime income in retirement.
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
We continue to be an industry leader and advocate for insurance products and services that can serve the needs of our customers and partners and help ensure financial security for all.
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

Corebridge | 2024 Form 10-K 26

ITEM 1 | Business

Regulation
Overview
Our businesses and operations are subject to regulation and supervision by many different types of regulatory authorities, including insurance, securities, derivatives and investment advisory regulators in the United States and abroad. We expect that the U.S. and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future. Additionally, in the United States, where the majority of our businesses are based, while the federal government does not directly regulate insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation, derivatives regulation and federal taxation, can significantly affect the insurance industry and certain of our other operations. See “Risk Factors—Risks Relating to Regulation—Our business is heavily regulated.” Legislators, regulators and self-regulatory organizations may also consider changes to existing laws or regulations impacting our business, such as, for example, changes to reserving and accounting requirements, standard of care for financial professionals, and permitted investments. See “Risk Factors—Risks Relating to Regulation—New domestic or international laws and regulations, or new interpretations of current laws and regulations, may affect our ability to operate efficiently or compete effectively.” Further, insurance and other regulatory authorities and law enforcement agencies, attorneys general and other governmental authorities from time to time make inquiries and conduct examinations or investigations regarding our compliance, as well as compliance by other companies in our industry, with applicable laws.
U.S. REGULATION
State Insurance Regulation
Our U.S. insurance subsidiaries are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators in the jurisdictions in which they do business, including the 50 states, the District of Columbia, and U.S. territories. The primary regulator of an insurance company, however, is located in its state of domicile. AGC is domiciled in Missouri and is primarily regulated by the Missouri Department of Commerce and Insurance, AGL and VALIC are each domiciled in Texas and are primarily regulated by the Texas Department of Insurance, and USL is domiciled in New York and is primarily regulated by the New York State Department of Financial Services (“NYDFS”).
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
In the United States, the NAIC is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and U.S. territories. Among other things, the NAIC develops and recommends adoption of model insurance laws and regulations. With assistance from the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews and coordinate regulatory oversight. Model laws and regulations promulgated by the NAIC become effective in a state once formally adopted and are subject to modification by each state. NAIC Accreditation Standards place limits on modifications by states to certain model law and regulation adoptions. Certain of such model laws and regulations, including as adopted by certain of our domiciliary states, are noted in more detail below.
Holding Company and Dividend Regulation
The NAIC’s Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation (together, the “Holding Company Models”), versions of which have been enacted by all of the states in which we have domestic insurers, generally require registration and periodic reporting by insurance companies that are licensed in such jurisdictions and are controlled by other entities. They also require periodic disclosure concerning the entity that controls the registered insurer and the other companies in the holding company system and place limitations on, and require prior approval of, intercompany transactions, including transfers of assets and certain payments of dividends or distributions.

Corebridge | 2024 Form 10-K 27

ITEM 1 | Business
In particular, state insurance statutes typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates, which transactions may be used to upstream funds. For example, the insurance statutes of Missouri and Texas generally permit without regulatory approval the payment of dividends that, together with dividends paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory policyholders’ surplus as of the preceding December 31 and (ii) statutory net gain from operations for the preceding calendar year. Additionally, under the Missouri and Texas insurance statutes, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). New York has similar dividend restrictions, in some cases with more restrictive requirements. Dividends in excess of applicable prescribed limits established by the applicable state regulations, which are based on the prior year’s earnings and surplus of the insurance company, are considered to be extraordinary transactions and require prior approval or non-disapproval from the applicable insurance regulator. As a holding company with no significant business operations of its own, Corebridge Parent depends on dividends from its subsidiaries to meet its obligations.
Insurance holding company laws also generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any direct or indirect parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under the laws of each of the domiciliary states of our U.S. insurance subsidiaries, Missouri, New York and Texas, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company, which may consider voting securities held at both the parent company and subsidiaries collectively. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists even in certain circumstances in which a person owns or controls less than 10% of the voting securities of an insurance company. Such laws and regulations regarding “control” may discourage potential acquisitions or delay or prevent a change of control involving us.
In recent years, the NAIC has had an increased focus on private equity-owned life insurers following sizeable increases in the number of private equity-owned life insurers. The NAIC adopted Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (“PE”) Owned Insurers (the “Regulatory Considerations”) in 2022, intended to identify areas where existing disclosures, policies, control and affiliation requirements, and other procedures should be modified, or new ones created, to address any gaps based on the increase in the number of private equity-owned insurers, the role of asset managers in insurance and the potential for control via asset management arrangements, and the increase of private investments in insurers’ portfolios. Many of the Regulatory Considerations have been referred to NAIC working groups and task forces, while others, such as new reporting on investment schedules relative to investment transactions with related parties and additional disclosures relative to private equity and complex assets, are already effective. As part of these efforts, the NAIC recently exposed a Framework for Regulation of Insurer Investments. Their stated goal is to provide a holistic review of the NAIC groups and initiatives, which are focused on investments, and determine the most effective use of regulatory resources. Changes to model laws and regulations or NAIC handbooks resulting from an analysis for the Regulatory Considerations may impact our insurance company subsidiaries’ affiliate and related party relationships and pursuit of strategic transactions, investment portfolios and financial condition. In addition, the NAIC Holding Company Models include a liquidity stress test (“LST”) requirement for large life insurers based on a set of scope criteria and a Group Capital Calculation (“GCC”) requirement. The GCC tool uses an RBC aggregation methodology for all entities within an insurance holding company system. The LST is intended to support macroprudential surveillance by the NAIC regulators, including to assess the potential impact on broader financial markets of aggregate asset sales within a liquidity stress scenario. The NAIC encouraged states to implement the GCC provisions by November 7, 2022, to satisfy group capital assessment requirements of covered agreements the United States reached with the EU and UK. Further, in December 2023, the NAIC adopted the GCC and LST amendments to the Holding Company Models accreditation standards, effective January 1, 2026. Our domiciliary insurance regulators have adopted the LST and GCC requirements.
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

Corebridge | 2024 Form 10-K 28

ITEM 1 | Business
Risk-Based Capital, Statutory Accounting, Investments Regulation, and Reserves
Every state has adopted, in substantial part, the Risk-Based Capital (“RBC”) Model Law promulgated by the NAIC that allows states to act upon the results of RBC ratio calculations and provides four incremental levels of regulatory action regarding insurers whose RBC ratio calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The RBC ratio formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula computes a risk-adjusted surplus level by applying discrete factors to various asset, premium, reserve and other financial statement items, or in the case of interest rate and equity return (C-3) market risk, applying stochastic scenario analyses. These factors are developed to be risk-sensitive so that higher RBC requirements are applied to items exposed to greater risk. Further, state insurance regulators have discretion in interpreting their reserving and valuation laws and regulations, which may impact the RBC ratio calculation. Certain such regulators have, from time to time, taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital and reserves as applied to their licensed insurance companies. The RBC ratio of each of our U.S. based insurance companies, determined in accordance with NAIC instructions, exceeded minimum required levels as of December 31, 2024. Additionally, the NAIC has adopted, or is considering, several changes impacting how RBC is calculated, including initiatives aimed at a comprehensive review of RBC investment framework as well as using modeling methodology to determine RBC charges for structured securities. For example, the NAIC recently adopted proposed changes to the Purposes and Procedures Manual of the NAIC Investment Office, to be effective January 2026, authorizing procedures through which the Investment Analysis Office may challenge credit risk ratings that are assigned to securities based on the rating provided by an NAIC-recognized rating agency. There are also efforts in progress to implement a new Generator of Economic Scenarios for the RBC C-3 stochastic scenario analyses mentioned above, and the Principle-Based Reserves (“PBR”) mentioned below. We will continue to monitor these developments and evaluate their potential impact to our business, financial condition and legal entities.
The NAIC provides standardized insurance industry accounting and reporting guidance through the NAIC Accounting Practices and Procedures Manual. For example, the NAIC adopted an interim proposal to allow some portion of net negative interest maintenance reserve to be an admitted asset of an insurer. The treatment expires in 2026 unless extended and the NAIC is working toward a long-term plan. A limit of 10% of an insurer’s capital and surplus applies, subject to certain adjustments and a minimum RBC ratio of 300% following such adjustments. Statutory accounting principles promulgated by the NAIC, including for our insurance company subsidiaries, have been, or may be, modified by individual state laws, regulations and permitted practices granted by our domiciliary insurance regulators. Changes to the NAIC Accounting Practices and Procedures Manual or modifications by the various state insurance departments may impact the investment portfolios and the statutory capital and surplus of our U.S. insurance companies. Additionally, our insurance subsidiaries are subject to state laws and regulations governing their investment portfolios, including as to types of investment assets, issuers, credit quality and limits. If our insurance subsidiaries fail to comply with such laws and regulations, their investments may exceed regulatory limits and be treated as non-admitted assets for purposes of measuring surplus. In some cases, we may be required to divest non-qualifying investments.
The NAIC Valuation Manual contains a principle-based approach to life insurance company reserves. PBR is designed to tailor the reserving process to more closely reflect the risks of specific products, rather than the factor-based approach employed historically. Subsection 20 of the Valuation Manual (“VM-20”) applies to individual life insurance reserves, most notably term insurance and universal life policies with secondary guarantees (“ULSGs”), and Subsection 21 (“VM-21”) applies to variable annuities. The NAIC’s work to update the Valuation Manual and address issues relating to the PBR framework, including VM-20, VM-21, and Subsection 22 of the Valuation Manual related to PBR for non-variable annuities, is ongoing, and we will continue to monitor such developments as they evolve. See also Notes 7 and 19 to the Consolidated Financial Statements for additional information related to these statutory reserving requirements.
Insurance Regulatory Examinations and Other Activities
In addition to the NAIC’s model laws and regulations, state insurance and consumer protection laws and regulations also include numerous provisions governing the marketplace activities of life and annuity insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices, privacy and information security, permissible use of data in insurance practices, and complaint handling. The regulatory landscape is developing with respect to the use of external data and artificial intelligence in insurance practices, including underwriting, marketing and claims practices. The NAIC adopted a model bulletin on Use of Artificial Intelligence Systems by Insurers in December 2023, which has been adopted by a number of states. In addition, some states have had legislative or regulatory initiatives relating to the use of external data and artificial intelligence applicable to the insurance industry, including Colorado’s algorithmic and external data accountability law and Circular Letter 7 from NYDFS. We continue to engage through industry trade groups and with our regulators to promote outcomes that balance efficiency with transparency and fairness.

Corebridge | 2024 Form 10-K 29

ITEM 1 | Business
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
Regulation of Non-Guaranteed Elements
State regulators also consider regulatory standards applicable to the determination and readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be varied at the insurer’s discretion, such as interest crediting rates, expense charges and cost of insurance rates. For example, New York’s Insurance Regulation 210 establishes standards for the determination and readjustment of NGEs, and establishes guidelines for related disclosure. Such regulation of NGEs could adversely impact our ability to determine or readjust NGEs in the future.
Climate Regulation
Insurance regulators have also shown interest in climate change risk and disclosure. In 2021, the NYDFS issued final Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change, detailing the NYDFS’s expectations related to insurers’ management of the financial risks from climate change and integration into their governance frameworks, risk management frameworks, and business and investment strategies and in 2022, the NAIC adopted revisions to its Climate Disclosure Survey, which numerous states mandate for insurers with premiums exceeding certain thresholds. See “Environmental, Social and Governance Regulation” for further information.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements.
State Guaranty Associations
U.S. states have state insurance guaranty associations in which insurers doing business in the state are required by law to be members. Member insurers may be assessed by the associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess member insurers in amounts related to the member’s proportionate share of the relevant type of business written by all members in the state. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years. The protection afforded by a state’s guaranty association to policyholders of insolvent insurers varies from state to state. The aggregate assessments levied against us for the year ended December 31, 2024 were approximately $17 million. The aggregate assessments levied against us for the years ended December 31, 2024, 2023 and 2022 were not material to our financial condition.
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

Corebridge | 2024 Form 10-K 30

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
ERISA
We provide products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or the Internal Revenue Code of 1986, as amended (the “Code”). Plans subject to ERISA include certain pension and profit-sharing plans and welfare benefit plans, including health, life and disability plans. As a result, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“the DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
Standard of Conduct Developments
We and our distributors are subject to laws and regulations regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these laws and regulations have been revised or reexamined while others have been newly adopted. We closely monitor these legislative and regulatory activities and evaluate the impact of these requirements on us and our customers, distribution partners and financial advisers. Where needed, we have made significant investments to implement or enhance our tools, processes and procedures, to comply with the final laws, rules and interpretations. These efforts and enhancements have resulted in increased compliance costs and may impact sales results. Additional changes in standard of care requirements or new standards issued by governmental authorities, such as the DOL, the SEC, the NAIC or state regulators and/or legislators, have impacted, and may impact our businesses, results of operations and financial condition and may increase regulatory and litigation risk.

Corebridge | 2024 Form 10-K 31

ITEM 1 | Business
DOL Fiduciary Rule
On April 25, 2024, the DOL published a final rule in the Federal Register updating the definition of when a person is an “investment advice fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and IRAs. The DOL also published changes with respect to existing prohibited transaction exemptions (“PTEs”) relating to such advice, including PTE 84-24 and PTE 2020-02. On July 25, 2024 and July 26, 2024, in connection with separate lawsuits challenging the rule, the U.S. District Courts for the Eastern District of Texas and the Northern District of Texas, respectively, issued orders staying the rule’s initial September 23, 2024 effective date. On September 20, 2024, the DOL filed a notice of appeal confirming its intent to appeal these two orders to the United States Court of Appeals for the Fifth Circuit. We are actively monitoring the progress of the litigation while continuing to evaluate potential impact of the DOL rule to our business.
SEC Best Interest Regulation
In June 2020, the SEC's Regulation Best Interest (“Regulation BI”) went into effect. Regulation BI established duties of care, compliance, disclosure, and conflict mitigation that broker-dealers and their associated persons must meet when making a recommendation of a securities transaction or investment strategy involving securities to a retail customer. In many cases, these duties are materially broader and more stringent than earlier “suitability” and disclosure requirements imposed by the Financial Industry Regulatory Authority (“FINRA”). As part of the rulemaking package, Form CRS also went into effect, requires enhanced disclosures by broker-dealers and investment advisers regarding retail client relationships and certain conflicts of interest. Regulation BI and Form CRS continue to be identified as examination priorities for the SEC with the particular focus shifting from year to year. Given the breadth and open-ended nature of the duties under Regulation BI in particular, SEC expectations in this space may continue to evolve. We have implemented the requirements of Regulation BI and Form CRS, and continue to monitor interpretive guidance and enforcement activity from federal securities regulators.
State Standard of Conduct Developments
In 2020, the NAIC adopted revisions to its Suitability in Annuity Transactions Model Regulation (#275) (“NAIC Model”) implementing a best interest standard of care applicable to sales and recommendations of annuities. The new NAIC Model conforms in large part to Regulation BI, providing that all recommendations by agents and insurers must be in the best interest of the consumer under known circumstances at the time an annuity recommendation is made, without placing agents’ or insurers’ financial interests ahead of the consumer’s interest in making a recommendation. Nearly all states have adopted amendments to their suitability rules based on the NAIC Model revisions. Certain states have adopted standard of conduct requirements that varies from the NAIC Model. For example, in 2018, the NYDFS adopted the First Amendment to Insurance Regulation 187 — Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”), which requires producers to act in their client’s best interest when making both point-of-sale and in-force recommendations and to deliver to the client the written basis for the recommendation, as well as the facts and analysis to support the recommendation. The regulation also imposes additional duties on life insurance companies in relation to these transactions, such as requiring insurers to establish and maintain procedures designed to prevent financial exploitation and abuse. Besides New York, other state insurance and/or securities regulators have also adopted, or are considering adopting additional standard of conduct requirements with applicability to insurance producers, agents, financial advisors, investment advisers, broker-dealers and/or insurance companies. The proposals vary in scope, applicability and timing of implementation. We cannot predict whether any such proposals will be adopted. However, changes in standards of care could impose additional costs in the areas of compliance and employee training and affect how we manage our business and overall costs.
Federal Retirement Legislation
In 2019 and 2022, significant legislation was signed into law – the Setting Every Community Up for Retirement Enhancement (“SECURE”) act, and its successor, “SECURE 2.0” – making a number of changes to requirements for employer-sponsored retirement plans and the contracts and accounts held under those plans, including both mandatory and optional provisions. Many of the provisions of these enactments have already gone into effect, while others have future effective dates. We continue to implement new processes and procedures as needed, designed to comply with the new requirements.
Securities, Investment Adviser, Broker-Dealer and Investment Company Regulations
Our investment products and services are subject to applicable federal and state securities, fiduciary, and other laws and regulations. The principal U.S. regulators of these operations include the SEC, FINRA, CFTC, Municipal Securities Rulemaking Board, state securities commissions, state insurance departments and the DOL.

Corebridge | 2024 Form 10-K 32

ITEM 1 | Business
Our variable life insurance, variable annuity, registered index linked annuity and mutual fund products generally are subject to regulation as “securities” under applicable federal securities laws, except where exempt. Such regulation includes registration of the offerings of these products with the SEC, unless exempt from such registration, and requirements of distribution participants to be registered as broker-dealers, as well as recordkeeping, reporting and other requirements. This regulation also involves the registration of mutual funds and other investment products offered by our businesses, and the separate accounts through which our variable life insurance, variable annuity, registered index linked annuity and mutual fund products are issued, as investment companies under the Investment Company Act, except where exempt. The Investment Company Act imposes requirements relating to compliance, corporate governance, disclosure, recordkeeping, registration and other matters. In addition, the offering of these products may involve filing and other requirements under the securities, corporate, or other laws of the states and other jurisdictions where offered or organized, including the District of Columbia and U.S. territories. Our separate account investment products are also subject to applicable state insurance regulation.
We have several subsidiaries that are registered as broker-dealers under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are members of FINRA and/or are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the ‘‘Advisers Act’’). Certain of these broker-dealers and investment advisers are involved in our life and annuity product sales, including participating in their distribution and/or serving as an investment adviser to mutual funds that underlie variable products offered by us. Other subsidiaries are registered with the SEC as investment advisers under the Advisers Act and serve as an investment adviser to out-of-plan and in-plan participant customers, act as investment advisers to our insurance subsidiaries and certain non-insurance subsidiaries and also provide investment management and advisory services to unaffiliated institutional clients. In addition to registration requirements, the Exchange Act, the Advisers Act and the regulations thereunder impose various compliance, disclosure, qualification, recordkeeping, reporting and other requirements on these subsidiaries and their operations. State securities laws also impose filing and other requirements on broker-dealers, investment advisers and/or their licensed representatives, except where exempt. The SEC, FINRA and other regulatory bodies also have the authority to examine regulated entities, such as our broker-dealer and investment adviser subsidiaries, and to institute administrative or judicial proceedings that may result in censure, fines, prohibitions or restrictions on activities, or other administrative sanctions.
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
The business of our investment adviser subsidiaries will be impacted by SEC regulatory initiatives with respect to the investment management business. The SEC is engaged in various initiatives and reviews that seek to modernize the regulatory structure governing the investment management industry, including investment advisers registered under the Advisers Act and investment companies registered under the Investment Company Act. The SEC has also proposed rules that prohibit investment advisers from outsourcing certain services or functions without meeting minimum requirements, address investment adviser custody of client assets and require investment advisers (and broker-dealers) to neutralize or eliminate conflicts of interests associated with advisers’ use of predictive data analytics in connection with certain investor interactions. However, given anticipated changes in the composition of the SEC in the wake of the 2024 presidential election, the adoption of these proposed rules in any form is uncertain.
Environmental, Social and Governance Regulation
Federal and state laws and regulations regarding ESG issues may be applicable to our operations. At the federal level, for example, on March 6, 2024, the SEC adopted final rules on climate-related disclosure that would require registrants, including Corebridge, to disclose certain climate-related information in registration statements and annual reports. On April 4, 2024, the SEC exercised its discretion to voluntarily stay the rules as ongoing legal challenges proceed in the Eighth Circuit. It is not yet clear whether or how the SEC’s stay will impact the compliance timeline for the rules. The rule changes would require registrants, including public issuers such as us, to include certain climate-related disclosures in registration statements and periodic reports. If these requirements are implemented, they may increase the complexity of Corebridge’s periodic reporting as a U.S. public company and may result in additional compliance and reporting costs.
The SEC also has proposed comprehensive rulemakings for ESG disclosure for investment advisers and funds registered under the Investment Company Act. Given anticipated changes in the composition of the SEC in the wake of the 2024 presidential election, the adoption of these rules in any form is uncertain.
At the state level, California adopted climate disclosure and financial reporting legislation, the Climate Corporate Data Accountability Act, and the Climate Related Financial Risk Act, in 2023, which will require, beginning in 2026, reporting from large U.S. public and private companies doing business in California on certain greenhouse gas emissions and biennial climate-related financial risk reports. Litigation challenging the California climate laws is pending.
Corebridge continues to evaluate the impact of the California climate laws, which may increase its disclosure and compliance obligations and associated compliance costs.

Corebridge | 2024 Form 10-K 33

ITEM 1 | Business
States continue to adopt laws and regulations governing corporate ESG activity and there are evolving expectations from investors, customers, regulators and other stakeholders on ESG practices and disclosures, including those related to environmental stewardship, climate change, workplace conduct and other social and political mandates. For more information on the NYDFS Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change and the NAIC Climate Disclosure Survey, see “State Insurance Regulation—Climate Regulation.”
Privacy and Cybersecurity
We are subject to U.S. federal and state laws and regulations that require financial institutions and other businesses to implement and maintain technical, administrative, organizational and physical measures designed to protect the confidentiality, availability and integrity of personal information and sensitive non-public information (“Company Information”) and the information systems used to process this information and conduct important business operations. These laws and regulations impose a broad range of obligations including collecting, disclosing, using, transferring, retaining, deleting, and otherwise processing (collectively, “Processing”) Company Information in compliance with certain restrictions; notifying individuals regarding our personal information Processing practices; and maintaining a security program designed to protect the confidentiality, availability and integrity of Company Information and our information systems. Some of these laws and regulations require us to notify affected individuals, regulators and self-regulatory bodies of certain events involving unauthorized access to, use of or loss of, Company Information and information systems and associated impacts to our operations.
On November 1, 2023, the NYDFS published an amendment to its Part 500 Cybersecurity Regulation (“NYDFS Cybersecurity Regulation”) which includes additional certification obligations, enhanced governance requirements, new audit requirements, additional technology and business continuity requirements, enhanced security control and training requirements and new cyber event notification obligations. Requirements under the amended NYDFS Cybersecurity Regulation become effective in phases throughout 2024 and 2025 and are similar in certain respects to those under the NAIC Insurance Data Security Model Law, which has been adopted by slightly less than half of the U.S. states.
The SEC continues to focus on cybersecurity for a range of regulated entities, including public companies, registered investment companies, broker-dealers, investment advisers and funds and has published periodic guidance on the topic. In 2024, the SEC adopted amendments to Regulation S-P that require broker-dealers, registered investment companies, and registered investment advisers to adopt policies and procedures addressing areas such as incident response, customer notification, and oversight of service providers with these changes going into effect in 2025.
U.S. federal and state legislatures and government agencies and self-regulatory bodies continued to be active in 2024 and are expected to continue to consider additional laws, regulations and guidelines relating to privacy and other aspects of customer information and to protecting the ongoing confidentiality, availability and integrity of personal information, sensitive non-public information, information systems and business operations. These continued changes in the U.S. privacy and cybersecurity regulatory landscape will require additional compliance investment, including changes to policies, procedures, information systems and operations.
INTERNATIONAL REGULATION
Insurance and Financial Services Regulation
A portion of our business is conducted in foreign countries. Generally, our subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements; licenses issued by foreign authorities to our subsidiaries are subject to modification or revocation by such authorities, and therefore these subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. For our international operations, a decline in capital and surplus over capital requirements would limit the ability of our insurance subsidiaries to make dividend payments or distributions and may in certain cases, require us to contribute additional capital into such insurance subsidiaries. Additionally, regulators in the countries in which such subsidiaries operate may deem it necessary to impose restrictions on dividend distributions in the event of a significant financial market or insurance event which creates uncertainty over our future capital and solvency position.
The Bermuda Monetary Authority (the “BMA”) regulates our insurance subsidiary in Bermuda, Corebridge Insurance Company of Bermuda, Ltd. (“CRBG Bermuda”). The Insurance Act 1978, as amended, (the “Bermuda Insurance Act”) and its related regulations and other applicable Bermuda laws, impose a variety of requirements and restrictions including the filing of annual and quarterly statutory financial returns; compliance with minimum enhanced capital requirements; compliance with the BMA’s Insurance Code of Conduct; provisional restrictions on the payment of dividends and distributions; restrictions on certain changes in control of regulated (re)insurers and such other standards as the BMA may impose from time to time. The term “insurer” includes “reinsurer” in the Bermuda Insurance Act.
CRBG Bermuda, which is currently licensed to carry on long-term business, is registered as a Class E insurer which is the license class for long-term insurers with total assets of more than $500 million. CRBG Bermuda is not licensed to carry on general business. CRBG Bermuda has received authorization as a reciprocal jurisdiction reinsurer from the state of Texas.

Corebridge | 2024 Form 10-K 34

ITEM 1 | Business
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
A Class E insurer must refrain from declaring or paying any dividends during any financial year if it would cause the company to fail to meet its minimum margin of solvency or enhanced capital requirement. Further restrictions prevent Class E insurers from paying any dividends which would exceed 25% of its total statutory capital and surplus (as set out in its statutory balance sheet in relation to the previous financial year) unless prior to the payment of such dividends, it files an affidavit with the BMA which states that the declaration of the said dividends has not cause the insurer to fail to meet its solvency margins and minimum liquidity ratio. Additionally, Class E insurers must apply to the BMA for approval before reducing its total statutory capital (as set out in its previous year’s financial statements) by 15%. Furthermore, a long‐term insurer may not declare or pay a dividend to any person other than a policyholder unless the value of the assets of its long‐term business fund (as certified by the company’s approved actuary) exceeds the value of the liabilities of its long‐term business and the amount of any such dividend shall not exceed the aggregate of that excess and any other funds properly available for the payment of dividends arising out of the company’s non- long‐term business. In addition to the foregoing restrictions under the Bermuda Insurance Act, as an incorporated Bermuda company, CRBG Bermuda remains subject to the provisions of the Bermuda Companies Act 1981, as amended, which has restrictions on when a company is able to pay dividends and distributions.
On March 9, 2023, the BMA released a Guidance Note entitled “Management of Climate Change Risks for Commercial Insurers,” which focuses on the BMA’s expectations for commercial insurers, such as CRBG Bermuda, regarding their management and reporting of climate change risks.
Additionally, Nippon Life Insurance Company, a mutual company (sougogaisha) organized under the laws of Japan (“Nippon”), which holds an approximately 21.7% interest in our Common Stock, as of December 31, 2024 is regulated by the Insurance Business Act of Japan (Act No. 105 of 1995, as amended) (“the IBA”) and the Financial Services Agency of Japan (the “JFSA”). As a result, we are considered an affiliate of Nippon for purposes of the IBA and its subordinate regulations and related supervisory guidelines issued by the JFSA (the “JFSA Guidelines”). As an affiliate of a regulated insurance company in Japan, Nippon may request that we comply with certain requirements of the IBA, its subordinate regulations and the JFSA Guidelines, including providing certain information to satisfy Nippon’s financial reporting and risk and solvency requirements. In practice, the JFSA has broad prudential powers to request additional information from Nippon, which Nippon may, in turn, request from us. Nippon may also be prohibited from entering into certain transactions with us unless they are on arms’ length terms and approved by the JFSA.
Derivatives
Regulation of, and restrictions on, derivatives markets and transactions were adopted outside the United States in conjunction with similar regulation promulgated by U.S. regulators. For U.S. derivatives discussion, see “U.S. Regulation—Dodd-Frank” for further information. For instance, the EU and UK established a set of regulatory requirements for EU and UK derivatives activities and EU- and UK-regulated entities under the European Market Infrastructure Regulation (“EMIR”) and English law, respectively. These requirements include, among other things, various risk mitigation, risk management, margin posting, regulatory reporting and, for certain categories of derivatives, clearing requirements, that are broadly similar to, but also deviate in certain respects from, U.S. regulations of these activities.
Markets in Financial Instruments Directive II
The Markets in Financial Instruments Directive II (“MiFID II”) and Markets in Financial Instruments Regulation (“MiFIR”) took effect in Europe on January 3, 2018. MiFID II and the related regulations are intended to create transparency in market trading by, for example, imposing trade and transaction reporting and other requirements. Corebridge Institutional Investments (Europe), Limited has implemented and continues to implement new policies, procedures and reporting protocols required to ensure compliance with this legislation and its related rules.
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

Corebridge | 2024 Form 10-K 35

ITEM 1 | Business
Regulation of Non-U.S. Investment Business
We operate investment-related businesses in, among other jurisdictions, the UK. These businesses may advise on and market investment management products and services, investment funds and separately managed accounts. The regulatory authorities for these businesses include securities, investment advisory, financial conduct and other regulators that typically oversee such issues as: (i) company licensing; (ii) the approval of individuals with positions of responsibility; (iii) conduct of business to customers; (iv) solvency and capital adequacy; and (v) securities, commodities and related laws, among other items. For example, our regulated asset manager in the UK (Corebridge Institutional Investments (Europe) Limited) is regulated by the UK Financial Conduct Authority. We also participate in investment-related joint ventures in jurisdictions outside the United States, primarily in Europe and Asia. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.
FSB and IAIS
The Financial Stability Board (the “FSB”) consists of representatives of national financial authorities of the G20 countries. The FSB is not a regulator but is focused primarily on promoting international financial stability.
The International Association of Insurance Supervisors (“IAIS”) represents insurance regulators and supervisors of more than 200 jurisdictions (including regions and states) in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS is not a regulator, but one of its activities is to develop insurance regulatory standards for use by local authorities across the globe. The IAIS has adopted ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (“IAIGs”). ComFrame sets out qualitative and quantitative standards for group supervision, governance and internal controls, enterprise risk management, and recovery and resolution planning. As part of ComFrame, the IAIS has adopted a risk-based global insurance capital standard applicable to IAIGs, with the purpose of creating a common language for supervisory discussions of group solvency of IAIGs. We are not to date designated as an IAIG.
The standards issued by the FSB and/or the IAIS are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt laws and regulations implementing such standards. At this time, as these standards have been adopted only relatively recently and, in some cases, remain under development, it is not known how the IAIS’s frameworks and/or standards might be implemented in the United States and other jurisdictions around the world or how they might ultimately apply to us.
Privacy and Cybersecurity
Our non-U.S. entities, and potentially certain entities established in the U.S., are subject to privacy and cybersecurity laws and regulations applicable in foreign countries where they operate, including the EU General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation (“UK GDPR”), the EU’s Artificial Intelligence Act (“EU AI Act”), Bermuda’s Personal Information Protection Act and BMA’s Insurance Sector Operational Cyber Risk Management Code of Conduct. These laws and regulations impose a range of compliance obligations in relation to the Processing of Company Information, including personal data, the use of AI, and the security and availability of information systems and operations. We expect to see continued focus on privacy, cybersecurity and AI by regulators and other government authorities outside of the U.S.

Available Information
Our corporate website is www.corebridgefinancial.com. Reference to our website is made as an inactive textual reference. We make available free of charge, through the Investor Relations section of our corporate website, the following reports (and related amendments as filed with the SEC) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC:
•Annual Reports on Form 10-K
•Quarterly Reports on Form 10-Q
•Current Reports on Form 8-K
•Proxy Statements on Schedule 14A, as well as other filings with the SEC
Also available on our corporate website:
•Amended and Restated Bylaws
•Amended and Restated Certificate of Incorporation
•Audit Committee Charter
•Compensation and Management Development Committee Charter
•Corporate Governance Guidelines
•Director Communications Policy

Corebridge | 2024 Form 10-K 36

ITEM 1 | Business
•Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics (we will post on our website any amendment or waiver to this Code within the time period required by the SEC)
•Employee Code of Conduct
•Nominating and Corporate Governance Committee Charter
•Third Party Code of Conduct
Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.

Information About Our Executive Officers
The following table sets forth certain information concerning our executive officers. The respective age of each individual in the table below is as of December 31, 2024.

Name	Age	Position
Kevin Hogan	62	Director, President and Chief Executive Officer
Elias Habayeb	52	Executive Vice President and Chief Financial Officer
John Byrne	54	Executive Vice President of Financial Distributors
Doug Caldwell	55	Executive Vice President and Chief Risk Officer
Elizabeth Cropper	58	Executive Vice President and Chief Human Resources Officer
David Ditillo	49	Executive Vice President and Chief Information Officer
Terri Fiedler	61	Executive Vice President and President of Retirement Services
Tim Heslin	50	Executive Vice President and President of Life Insurance
Polly Klane	55	Executive Vice President and General Counsel
Lisa Longino	58	Executive Vice President and Chief Investment Officer
Amber Miller	53	Executive Vice President and Chief Auditor
Jonathan Novak	53	Executive Vice President and President of Institutional Markets
Elizabeth Palmer	61	Executive Vice President and Chief Marketing and Communications Officer
Bryan Pinsky	49	Executive Vice President and President of Individual Retirement
Christopher Smith	55	Executive Vice President and Chief Operating Officer
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

Corebridge | 2024 Form 10-K 37

ITEM 1 | Business
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
Terri Fiedler has served as President, Retirement Services since October 2022. Previously, she was President of AIG Financial Distributors since May 2019. Ms. Fiedler served as Executive Vice President, Strategic Accounts for AIG Financial Distributors, responsible for working closely with the organization’s business teams to fully meet the product and services needs of AIG Life & Retirement’s largest clients from May 2012 through May 2019. Prior to joining AIG, Ms. Fiedler was the Senior Director of National Account Management at Invesco U.S. from September 2007 to May 2012 and, prior to that, spent 12 years at AIM Distributors. She currently serves as a trustee for the Foundation for Financial Planning and Immediate Past Chair of the Insured Retirement Institute and a Board Director for the Foundation for Financial Planning.
Tim Heslin has served as President of Life Insurance at Corebridge Financial since August 2021. Prior to his current role, Mr. Heslin served in a number of senior roles for AIG, most recently as Chief Life Product, Pricing and Underwriting Officer for AIG Life US. He also served as Head of Risk Selection for AIG's Global Life Business and Head of Life, Health and Disability for Europe, the Middle East and Africa. Mr. Heslin is a Fellow of the Society of Actuaries.
Polly Klane has served as Executive Vice President and General Counsel since February 2025. Prior to joining Corebridge, Ms. Klane served as General Counsel and Chief Legal Officer of Citizens Financial Group from 2022 to 2025. Prior to that, Ms. Klane served as Deputy General Counsel of Capital One from 2016 to 2022. Prior to joining Capital One, Ms. Klane worked in private practice and served as Deputy General Counsel of Fannie Mae.
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
Elizabeth Palmer has served as the Chief Marketing Officer of Corebridge since March 2019 and Executive Vice President since February 2022. Prior to joining Corebridge, Ms. Palmer served as the Senior Vice President and Chief Communications Officer of the Teachers Insurance and Annuity Association from 2010 to 2019. Ms. Palmer serves on the board of the National Council on Aging and a member of the BOD of Catholic Charities Atlanta.
Bryan Pinsky has served as President of Individual Retirement at Corebridge Financial since August 2021. Prior to his current role, Mr. Pinsky was Senior Vice President of Individual Retirement Pricing and Product Development and led Individual Retirement Products at AIG. Prior to joining AIG in 2014, he led the Annuity Product team at Prudential, and, before that, held various life insurance and annuity product development positions with Allstate. Mr. Pinsky is a Chartered Financial Analyst and Fellow of the Society of Actuaries.
Christopher Smith has served as Chief Operating Officer of Corebridge Financial since July 2023. Prior to joining Corebridge, Mr. Smith was Head of Group Benefits for Guardian Life, and previously served as Head of Global Operations for MetLife. He has held the Chartered Financial Analyst designation since 2003.

Corebridge | 2024 Form 10-K 38

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
•our ability to maintain sufficient eligible collateral to support business and funding strategies requiring collateralization;
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
•the significant influence that AIG and Nippon have over us and conflicts of interests arising due to such relationships;
•the indemnification obligations we have to AIG;

Corebridge | 2024 Form 10-K 39

ITEM 1A | Risk Factors
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
Changes in interest rates have had, and could continue to have a material adverse effect on the value of our investment portfolio. For example, increases in interest rates have impacted our investment portfolio in the past by decreasing the estimated fair values of the fixed income securities that constitute a substantial portion of our investment portfolio. This in turn has increased and could continue to increase the unrealized loss positions in our portfolio and adversely affect our ability to realize associated deferred tax assets, thereby materially and adversely affecting our business, results of operations, financial condition and liquidity.
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
•loss from reduced fee income, and changes in fair values of Market Risk Benefits (“MRBs”) and embedded derivatives net of associated hedges;
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

Corebridge | 2024 Form 10-K 40

ITEM 1A | Risk Factors
In periods of rapidly increasing interest rates or sustained periods of elevated interest rates, we may not be able to purchase, in a timely manner, the higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate-sensitive products that we offer competitive. Therefore, we may need to accept a lower investment spread and, thus, lower profitability, or face a decline in sales and greater loss of existing contracts and related assets. Policy loans, surrenders and withdrawals also tend to increase as policyholders seek investments with higher perceived returns in higher interest rate environments. These impacts may continue to result in significant cash outflows requiring that we either meet the cash outflows with new premium deposits, which could reduce future spread income, or sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which could result in realized investment losses by selling assets in an unrealized loss position. Additionally, the nature of interest guarantees imposed under the contracts and for compliance with applicable laws can slow or delay upward or downward adjustments to changes in prevailing interest rates, and regulatory changes or interpretations, including but not limited to ERISA plan asset regulations, could impact the treatment of underlying general account assets.
Conversely, sustained low interest rates that we have experienced through early 2022 have negatively affected, and could in the future negatively affect, the performance of our investments and have reduced, and could in the future reduce, the level of investment income earned on our investment portfolios, resulting in net investment spread compression. We may experience lower investment income as well as lower sales of new products and policies when a low or declining U.S. interest rate and credit spread environment persists, and/or interest rates turn or, in certain circumstances, remain negative across various global economies. For example, low interest rate environments have negatively affected, and may in the future negatively affect, sales of interest rate sensitive products in our industry and have negatively impacted, and in the future may negatively impact, the profitability of our existing business as we reinvest cash flows from investments, including cash flows due to calls and prepayments of fixed-rate securities and mortgage loans, at rates below the average yield of our existing portfolios. As a result of such low interest rates in the past, we de-emphasized sales of interest-sensitive products in our Life Insurance segment.
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
Credit spreads also affect our variable annuity business. Widening credit spreads would reduce the value of certain bonds held within policyholder funds, decreasing the account value of affected annuity contracts and negatively impacting the fee income we earn. Tightening credit spreads would reduce the investment yields available on new asset purchases. Both widening or tightening credit spreads could potentially increase statutory reserve requirements and, in turn, reducing statutory surplus. Although these effects on bond valuation, investment yields and reserve impacts could run in offsetting directions for either credit spread widening or tightening, it is possible for one of them to outweigh the others under certain market conditions.
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

Corebridge | 2024 Form 10-K 41

ITEM 1A | Risk Factors
Adverse economic conditions may result from a variety of factors, including domestic and global economic and political developments, including elevated interest rates, plateauing or decreasing economic growth and business activity, recessions, social inflation, inflationary or deflationary pressures in developed economies, including the United States, pressures on the commercial real estate market, recent stress in the banking sector, civil unrest, geopolitical tensions or military action, such as the ongoing armed conflicts between Ukraine and Russia and in the Middle East, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains. These and other market, economic, regulatory and political factors, including the prolonged effects of elevated inflation and macroeconomic uncertainty could have a material adverse effect on our business, results of operations, financial condition, capital and liquidity in many ways, including:
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
•increased costs associated with third-party reinsurance, or in general, decreased ability to obtain reinsurance on acceptable terms or in a timely manner;
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
Equity market declines or market volatility have, and could continue to have a material adverse effect on our investment returns, our business, results of operations, financial condition, capital and liquidity. For example, equity market declines or volatility have in the past and could in the future, among other things, decrease the asset value of our annuity, variable life and advisory and brokerage businesses which, in turn, would reduce the amount of revenue we derive from fees, including mortality and expense fees, and wealth management fees, charged on those account and asset values. While our variable annuity business is sensitive to interest rate and credit spreads, it is also highly sensitive to equity markets, and a sustained weakness or stagnation in equity markets could decrease our revenues and earnings with respect to those products and therefore our liquidity. At the same time, for annuity contracts that include guaranteed living benefits (“GLBs”), equity market declines can increase the amount of our potential financial obligations related to such GLBs.
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

Corebridge | 2024 Form 10-K 42

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
For our business, establishment and ongoing calculations of reserves for future policy benefits and related reinsurance assets, as well as embedded derivatives and MRBs, is a complex process, with significant judgmental inputs, assumptions and modeling techniques, each of which may yield corresponding results that are inaccurate or incorrect. We make assumptions, including regarding mortality, morbidity, discount rates, persistency and policyholder behavior at various points, including at the time of issuance and in subsequent reporting periods. An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these assumptions. The inputs and assumptions used in connection with calculations of reserves for future policy benefits are inherently uncertain. Experience may develop adversely such that additional reserves must be established or the value of MRBs or embedded derivatives may increase. Adverse experience could arise out of a number of factors, including, but not limited to, a severe short-term event, such as a pandemic or unexpected changes to policyholder behavior during stressed economic periods, or due to mis-estimation of long-term assumptions such as mortality, interest rates, credit spreads, equity market levels and volatility and persistency assumptions. Certain variables, such as policyholder behavior, are difficult to estimate and can have a significant impact on future policy benefits, MRBs and embedded derivatives. We review and update actuarial assumptions at least annually, typically in the third quarter for reserves, MRBs and embedded derivatives. Additionally, we regularly carry out cash flow testing for statutory reporting. If actual experience or revised future expectations result in projected future losses, we may be required to record additional liabilities through a charge to policyholder benefit expense, Net realized gains or losses, or changes in MRBs in the then-current period, which could negatively affect our business, results of operations, financial condition and liquidity. For a further discussion of our loss reserves for future policy benefits and market risk benefits, see Notes 12 and 14 to the Consolidated Financial Statements.
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

Corebridge | 2024 Form 10-K 43

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
Our subsidiaries also utilize intercompany reinsurance arrangements to provide capital benefits to their affiliated cedants. We have also pursued, and may continue to pursue, reinsurance transactions with external parties and permitted practices to manage the capital impact of statutory reserve requirements under applicable reserving rules. The application of actuarial guidelines involves numerous interpretations. If state insurance departments do not agree with our interpretations, or if regulations change with respect to our ability to manage the capital impact of certain statutory reserve requirements, or if our domiciliary regulators do not approve of proposed intercompany reinsurance arrangement(s), our statutory reserve requirements could increase, or our ability to take reserve credit for reinsurance transactions could be reduced or eliminated. Additionally, if our ratings decline, we could incur higher costs to obtain reinsurance, each of which could adversely affect sales of our products and our financial condition or results of operations.
We are exposed to risk from our agreements with Fortitude Re.
As of December 31, 2024, $24.9 billion of reserves related to business written by us had been ceded to Fortitude Re under reinsurance transactions. These reserve balances are fully collateralized pursuant to the terms of the reinsurance transactions. Our subsidiaries continue to remain primarily liable to policyholders under the business reinsured with Fortitude Re. As a result, if Fortitude Re is unable to successfully operate, or other issues arise that affect its financial condition or ability to satisfy or perform its obligations to our subsidiaries, we could experience a material adverse effect on our results of operations, financial condition and liquidity to the extent the amount of collateral posted in respect of our reinsurance receivable is inadequate. Further, as is customary in similar reinsurance agreements, upon the occurrence of certain termination and recapture triggers, our subsidiaries may elect or may be required, to recapture the business ceded under such reinsurance agreements, which would result in a substantial increase to our insurance liabilities and statutory capital requirements and may require us to raise capital to recapture such ceded business. These termination and recapture triggers include Fortitude Re becoming insolvent or being placed into liquidation, rehabilitation, conservatorship, supervision, receivership, bankruptcy or similar proceedings, certain regulatory ratios falling below certain thresholds, Fortitude Re’s failure to perform under the reinsurance agreements with us or its entry into certain transactions without receiving our consent. While we currently hold a less than 3% interest in, and are entitled to a seat on the board of FGH Parent, L.P., (“Fortitude Re Bermuda”), the indirect parent of Fortitude Re, our ability to influence Fortitude Re’s operations is limited.
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

Corebridge | 2024 Form 10-K 44

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

Corebridge | 2024 Form 10-K 45

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

Corebridge | 2024 Form 10-K 46

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
We are exposed to risks from our participation in repurchase, securities lending and other collateralized programs.
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

Corebridge | 2024 Form 10-K 47

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
The repurchase and securities lending programs we manage are subject to technical and fundamental market risks which can broadly impact the financial markets. Under adverse capital market and economic conditions, liquidity could broadly deteriorate, which would further restrict our ability to sell securities and require us to provide additional collateral and sell securities for less than the price at which we recorded them, and third-party repurchase counterparties could fail to post cash collateral to us or default on their other obligations, which, in each case, could cause a material adverse effect on our business, results of operations, financial condition and liquidity. Additionally, if we expand the use of strategies requiring collateralization and considering potential impact of reinsurance and shifts in asset allocation in favor of private and structured assets, we may experience a shortage of eligible collateral, especially in periods of severe market stress.
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

Corebridge | 2024 Form 10-K 48

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
Our profitability depends on multiple factors, including the impact of actual mortality, longevity, morbidity and policyholder behavior experience as compared to our assumptions; the adequacy of investment margins; our management of market and credit risks associated with investments, including the cost of hedging; costs associated with derivatives transactions; our ability to maintain premiums and contract charges at a level adequate to cover mortality, benefits and contract administration expenses; the adequacy of contract charges and availability of revenue from providers of investment options offered in variable contracts to cover the cost of product features and other expenses; and management of operating costs and expenses. Inadequate pricing and the difference between estimated results of the above factors compared to actual results could have a material adverse effect on our business, results of operations, financial condition and liquidity.
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

Corebridge | 2024 Form 10-K 49

ITEM 1A | Risk Factors
We are exposed to risks from our use of derivative instruments to hedge market risks associated with our liabilities.
Our risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically changes in equity markets, foreign exchange rates and interest rates on guarantees related to variable annuities, fixed index annuities, registered index linked annuities and index universal life insurance, and liability guarantees associated with our GLBs for certain products such as variable annuities, fixed index annuities and fixed annuities. The strategy primarily relies on hedging strategies using derivatives instruments and, to a lesser extent, reinsurance.
Derivative instruments primarily composed of futures, swaps and options on equity indices and interest rates and portfolios of derivative instruments are an essential part of our hedging strategy and are selected to provide a measure of economic protection. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce rollover risk during periods of market disruption or higher volatility. As of December 31, 2024, notional amounts on our derivative instruments totaled $229 billion. We manage the potential credit exposure for derivative instruments through utilization of financial exchanges, ongoing evaluation of the creditworthiness of counterparties, the use of International Swap and Derivative Association, Inc. (“ISDA”) and collateral agreements, and other master netting agreements.
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
In addition, hedging instruments we enter into may not effectively offset changes in economic values of the guarantees within certain of our annuity products and life insurance products or may otherwise be insufficient in relation to our obligations. For example, in the event that derivatives counterparties or central clearinghouses are unable or unwilling to honor their obligations, we remain liable for the guaranteed liability benefits. See “Risks Relating to Our Investment Portfolio, Liquidity, Capital and Credit—We are exposed to counterparty credit risk.”
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
Although we distribute our Individual Retirement and Life Insurance products through a wide variety of distribution channels, we maintain relationships with a number of key distributors, which results in certain distributor concentration. Distributors have in the past, and may in the future, elect to renegotiate the terms of existing relationships such that those terms may not remain attractive or acceptable to us, limit the products they sell, including the types of products offered by us, or otherwise reduce or terminate their distribution relationships with us. For example, an increase in bank, wirehouse and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market our Individual Retirement annuity products through these channels.
Alternatively, renegotiated terms may not be attractive or acceptable to distributors, or we may terminate one or more distribution agreements. An interruption or reduction in key relationships could materially affect our ability to market our products and could materially and adversely affect our business, results of operations, financial condition and liquidity.

Corebridge | 2024 Form 10-K 50

ITEM 1A | Risk Factors
Further, if we are unsuccessful in attracting, retaining and training key distribution partners, or are unable to maintain our distribution relationships, our sales could decline, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, substantially all of our distributors are permitted to sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates to the distribution partners than we do, these distribution partners could concentrate their efforts on selling our competitors’ products instead of ours.
In addition, we can, in certain circumstances, be held responsible for the actions of our third-party distributors in connection with their marketing and sale of our products, including the security of their operations and their handling of confidential information and personal data, in a manner that is deemed not compliant with applicable laws and regulations. This risk is particularly acute with respect to the majority of our distribution which is through unaffiliated distributors where we are not able to directly monitor or control the manner in which our products are sold through third-party firms despite our risk assessment, training and compliance programs. Further, misconduct by employees, agents and representatives of our broker-dealer subsidiaries in the sale of our products could also result in regulatory investigations, sanctions or violations of laws by us or our subsidiaries. The precautions we take to prevent and detect the foregoing activities may not be effective.
We may experience difficulty in sales and asset retention with respect to our Retirement Services business.
Plan sponsors, our customers in our Retirement Services segment, have in the past, and may in the future, elect to renegotiate the terms of existing relationships on terms that are not attractive or acceptable to us, limit the products or services they offer to their plan participants, including the types of products and advisory services offered by us, or otherwise reduce or terminate their relationships with us. This could arise as a result of the influence of third-party retirement plan consulting firms, the consolidation of plan sponsors (particularly in the healthcare industry), changes in law and regulations with respect to the investments that may be offered under certain plans, such as collective investment trusts, the redirection of assets to other providers who may provide more favorable terms or products, the provision of operational support by other providers which may be viewed as more favorable for the plan, changes in our business model, or allocation of plan services among subsidiaries. The renegotiation or termination of plans that contribute significantly to our profitability could have a meaningful impact on our overall profitability. In the case of employer-sponsored plans, the impact of renegotiations can also vary depending on whether existing plan accounts remain with us, are transferred at the direction of the plan sponsor or are transferred at the direction of individual plan participants.
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

Corebridge | 2024 Form 10-K 51

ITEM 1A | Risk Factors
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
In 2021, we entered into a long-term asset management relationship with Blackstone IM. Blackstone IM initially managed $50 billion of our existing investment portfolio, with that amount to increase to an aggregate of $92.5 billion by the third quarter of 2027. In addition, since April 2022 we have entered into several investment management agreements with BlackRock. As of December 31, 2024, BlackRock managed approximately $86.8 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management.
As part of our arrangements with Blackstone, there are provisions that require minimum management fees to be paid by Corebridge Parent to Blackstone IM to the extent actual amounts charged to our insurance company subsidiaries are below specified minimum amounts and, if such agreements are terminated for reasons other than certain specified reasons, we could be required to continue paying investment advisory fees to Blackstone regardless of the termination. We may not have the funds available to pay any such fees and our insurance company subsidiaries may not be able or permitted to pay dividends or make other distributions to Corebridge Parent in an amount sufficient to pay any such fees or at all. Any requirement to pay such fees could adversely affect our business, results of operations, financial condition and liquidity.
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

Corebridge | 2024 Form 10-K 52

ITEM 1A | Risk Factors
We may be unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data.
We use information technology systems, infrastructure and networks and other operational systems to store, retrieve, evaluate and use customer, employee, and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions. In the event of a natural disaster, unauthorized access, a terrorist attack, malware, cyber-attacks or other disruptions, our systems and networks may be inaccessible to our employees, customers or business partners for an extended period of time, and we may be unable to meet our business obligations for an extended period of time if our data or systems are disabled, manipulated, destroyed or otherwise compromised. Additionally, some of our systems and networks are older, legacy-type systems that are less efficient, more susceptible to cybersecurity risks and require an ongoing commitment of significant resources to maintain or upgrade. Supply chain disruptions or delays could prevent us from maintaining and implementing changes, updates and upgrades to our systems and networks in a timely manner or at all. System and network failures or outages have in the past compromised and in the future may compromise our ability to perform business functions in a timely manner, which could harm our ability to conduct business, hurt our relationships with our business partners and customers and expose us to legal claims as well as regulatory investigations and sanctions, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Some of these systems and networks also rely upon third-party systems and services, which themselves may rely on the systems and services of other third parties. Problems caused by, or occurring in relation to, our third-party providers’ systems and services, including those resulting from breakdowns or other disruptions in information security and technology services provided by our third-party providers and the other third-parties on which they rely, our inability to acquire third-party services on commercially acceptable terms, failure of a third-party provider to perform as anticipated or in compliance with applicable laws or regulations, inability of a third-party provider to provide the required volumes of services or third-party providers experiencing cyber-attacks, security breaches or data breaches, have in the past adversely affected our business, operations, and finances and could in the future adversely and materially affect our business, results of operations, financial condition and liquidity. See “Cybersecurity—Cybersecurity Risk Management” below.
Like other companies, the systems and networks we maintain and third-party systems and networks we use have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, and cyber security threats, such as “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks, ransomware and other disruptive software. Also, like other companies, we face an increasing challenge of attracting and retaining highly qualified security personnel to assist us in combating these security threats. Cybersecurity threats and attacks can originate from a broad range of sources including terrorists, nation states, state-sponsored actors, financially motivated actors, internal actors, or third-parties (including third-party providers), and the techniques used in these threats and attacks may change, develop and evolve rapidly, including the use of emerging technologies, such as broader forms of artificial intelligence, and are frequently or are often not recognized until after they have been launched.
The frequency and sophistication of such threats and attacks continue to increase and often become further heightened in connection with geopolitical tensions. In light of these geopolitical events and dynamics, state-sponsored parties or their supporters have in the past and may in the future, launch cyberattacks, and attempt to cause supply chain disruptions, or carry out other geopolitically motivated actions that may adversely disrupt or degrade our operations and may result in data compromise.
There is no assurance that our security measures, including information security and technology policies and standards, administrative, technical and physical controls, and other actions by us or contracted third-parties designed as preventative, will provide fully effective protection from threats to our data, systems and networks, including malware and cyber-attacks, ransomware, unauthorized access, business e-mail compromise, misuse, denial-of-service attacks, ransomware, system failures and disruptions, both independently and through contracts with third parties. There is no assurance that our security measures, including information security and technology policies and standards, administrative, technical and physical controls, and other actions designed as detective, preventative and responsive, will provide fully effective protection and recovery from such events. We maintain insurance to cover operational risks, such as cyber risk and technology outages, but this insurance may not cover all costs associated with the consequences of information systems or personal, confidential or proprietary information being compromised. We cannot be certain that insurance coverage will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage of a future claim.

Corebridge | 2024 Form 10-K 53

ITEM 1A | Risk Factors
In the case of a successful ransomware or extortion attack in which our data and information systems are compromised and applicable restore control processes to restore access are not effective, our information or systems could be held hostage until a ransom, which may be significant, is paid and payment of a ransom does not guarantee that the affected information and system will be able to be restored. In some cases, such a compromise may not be immediately detected, which may make it difficult to restore critical services, mitigate damage to assets and maintain the integrity and security of data, including our policyholder, employee, agent and other confidential information processed through our systems and networks. Additionally, since we rely heavily on information technology and systems and on the integrity and timeliness of data to run our businesses and service our customers, any such security event and resulting compromise of systems or data has in the past and may in the future impede or interrupt our business operations and our ability to offer products to and service our customers, and otherwise may materially and adversely affect our business, results of operations, financial condition and liquidity.
There can be no assurance that any actions taken by us to evaluate and enhance our information security and technology systems (which increasingly use artificial intelligence technologies) and processes, including third-party systems and services on which we rely, as well as changes designed to update and enhance our protective measures to address new threats, will decrease the risk of a system or process failure, and there could be a gap in the associated security measures during the change period. Any such system or process failure or security measures gap could materially and adversely affect our business, results of operations, financial condition and liquidity.
We routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to keep such information confidential and secure, we have experienced unintentional and intentional unauthorized access to and transmissions of confidential information and may be unable to prevent future occurrences of unintentional or intentional unauthorized access to and transmissions of confidential information, especially with clients, vendors, service providers, counterparties and other third parties who do not or may not have or use appropriate controls to protect personal, confidential or proprietary information. Failure by us or any of our third party vendors to secure or appropriately handle personal, confidential or proprietary information has in the past and could in the future cause a loss of data or compromised data integrity, give rise to remediation or other expenses, expose us to liability under U.S. and international laws and regulations, and subject us to litigation, investigations, sanctions, and regulatory and law enforcement action, and result in reputational harm and loss of business, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Furthermore, certain of our internal and business operations are subject to laws and regulations enacted by U.S. federal and state governments, foreign governments, data protection authorities and various self-regulatory organizations and exchanges relating to the privacy and security of personal data of clients, employees or others and the security of information systems and non-public information (“Privacy and Information Security Laws”). The variety of applicable Privacy and Information Security Laws exposes us to heightened regulatory scrutiny and requires us to incur significant technical, legal and other expenses in an effort to ensure and maintain compliance and will continue to impact our business in the future by increasing legal, operational and business compliance costs. While we have taken steps to comply with current Privacy and Information Security Laws, we cannot guarantee that our efforts will meet the evolving standards imposed by enforcement agencies and by courts in private rights of action and that in the future we will be able to timely comply with rapidly changing Privacy and Information Security Laws worldwide that may require significant technical, operational and administrative changes. If we are found not to be in compliance with current or future Privacy and Information Security Laws, we may be subject to potential private consumer, business partner or securities litigation, regulatory inquiries and governmental investigations and proceedings, including class actions such as the current litigation arising from the 2023 cybersecurity incident that occurred at one of our former vendors, Pension Benefit Information, LLC (“PBI”), and we may incur damage to our reputation. Any such developments may subject us to remediation expenses, governmental fines and other monetary penalties and damages, divert management’s time and attention and lead to enhanced regulatory oversight, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Additionally, we expect that increased political and social focus on privacy and cybersecurity risks globally will increase the financial and reputational implications should we or any of our third-party suppliers experience a significant security incident or data breach or fail to comply with our data protection obligations. New and currently unforeseen laws and regulatory issues could also arise from the increased use of emerging technologies, data analytics and digital services, including the use of artificial intelligence. If we are found not to be in compliance with these laws and regulations, we could be subjected to significant civil and criminal liability and exposed to financial and reputational harm.
For additional information on data protection and cybersecurity regulations and cybersecurity generally, see “Business—Regulation—U.S. Regulation—Privacy and Cybersecurity,” “Business—Regulation—International Regulation—Privacy, Data Protection and Cybersecurity,” and “Cybersecurity—Cybersecurity Risk Management.”
Our reliance on, and third party use of, AI exposes us to risks.
Currently, AI plays a role in certain aspects of our business. In addition, our underwriting processes with respect to our Life Insurance segment use algorithms and predictive models. We are currently exploring wider uses of advanced technologies in our operating environments. We are following relevant regulatory developments and enhancing our governance processes, where needed. See “Business—Regulation—U.S. Regulation – State Insurance Regulation – Insurance Regulatory Examinations and Other Activities.”

Corebridge | 2024 Form 10-K 54

ITEM 1A | Risk Factors
Our processes for the development, testing, use, oversight and ongoing monitoring of our AI use may not be effective, and our use of AI could introduce various risks and biases into our processes. We also run the risk of our competitors using these tools more efficiently and effectively, exposing us to competitive harm.
Third party use of AI also exposes us to risk as we cannot predict how others in the market, including our vendors, will make use of these emerging technological developments and whether they will do so effectively. AI has potential to automate processes and provide more tailored customer service; we expect third parties on which we rely to seek to benefit from these increased efficiencies. Our vendor review and approval policies and procedures for all third party engagement with AI may not be effective, and we continue to face risks from third party misuse of AI.
We may face increasing scrutiny and evolving expectations from investors, regulators, customers and other stakeholders regarding environmental, social and governance matters.
There is increasing scrutiny and evolving expectations from investors, customers, regulators, and other stakeholders on ESG and sustainability practices and disclosures, including those related to environmental stewardship, climate change, workplace conduct and other social and political mandates. At the federal level, for example, the SEC adopted final rules that would require registrants, including Corebridge, to disclose certain climate-related information in registration statements and annual reports. On April 4, 2024, the SEC exercised its discretion to voluntarily stay the final rules as ongoing legal challenges proceed in the Eighth Circuit. If these requirements are implemented, they may increase the complexity of Corebridge’s periodic reporting as a U.S. public company and may result in additional compliance and reporting costs.
At the state level, California adopted climate disclosure and financial reporting legislation which will require, beginning in 2026, the reporting of greenhouse gas emissions and biennial climate-related financial risk reports. Litigation challenging the California climate laws is pending. Corebridge continues to evaluate the impact of the California climate laws, which may increase its disclosure and compliance obligations and associated compliance costs. Federal and state laws, regulations, executive orders and actions governing corporate environmental, social and governance activity may conflict with one another, and may impose additional costs on us, block or impede our business opportunities, including by restricting contracting with state governmental authorities or by imposing divestment requirements, or expose us to new or additional risks. See “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation.” Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG matters. A lack of ratings or unfavorable ratings of our company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. Additionally, federal, state and local environmental laws and regulations apply to our ownership and operation of real property and inherent in owning and operating real property exists the risk of hidden environmental liabilities and the costs of any required clean-up. The costs incurred to comply with these requirements, or our inability to meet these requirements, expectations, laws or regulations, some of which may be in contradiction with each other, could result in adverse publicity, reputational harm, loss of business opportunities, or loss of customer and/or investor confidence, each of which individually or in the aggregate could adversely affect our business, results of operations, financial condition and liquidity.

Corebridge | 2024 Form 10-K 55

ITEM 1A | Risk Factors
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
For a discussion of certain legal proceedings, see Note 16 to the Consolidated Financial Statements.

Corebridge | 2024 Form 10-K 56

ITEM 1A | Risk Factors
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

Corebridge | 2024 Form 10-K 57

ITEM 1A | Risk Factors
Business or asset acquisitions and dispositions may expose us to certain risks.
We have made acquisitions in the past and may pursue further acquisitions or other strategic transactions, including reinsurance, dispositions and joint ventures, in the future. For example, in the fourth quarter of 2023 we completed the sale of Laya and the sale of UK Life closed in the second quarter of 2024. The completion of any business or asset acquisition or disposition is subject to certain risks, including those relating to the receipt of required regulatory approvals, the terms and conditions of regulatory approvals, including any financial accommodations required by regulators, our ability to satisfy such terms, conditions and accommodations, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business or asset acquisition or disposition will be completed as contemplated, or at all, or regarding the expected timing of the completion of the acquisition or disposition.
Once we complete acquisitions or dispositions, there can be no assurance that we will realize the anticipated economic, strategic or other benefits of any transaction. For example, the integration of businesses we acquire may not be as successful as we anticipate, or there may be undisclosed risks present in such businesses. Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal, compliance and tax risks, including difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, unforeseen liabilities that arise in connection with the acquired businesses, unfavorable market conditions that could negatively impact our expectations for the acquired businesses, and difficulties in integrating and realizing the projected results of acquisitions and managing the litigation and regulatory matters to which acquired entities are party. Such difficulties in integrating an acquired business may result in the acquired business performing differently than we expected (including through the loss of customers) or in our failure to realize anticipated expense-related efficiencies. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition. Similarly, dispositions of a business also involve a number of risks, including operational and technology risks, risk of data loss or compromised data integrity, loss of talent and stranded costs, which could potentially have a negative impact on our business, results of operations, financial condition and liquidity. In connection with a business or asset disposition, we may also hold a concentrated position in securities of the acquirer as part of the consideration, which subjects us to risks related to the price of equity securities and our ability to monetize such securities. In addition, with respect to certain dispositions, we could be subject to restrictions on our use of proceeds or to non-compete or non-solicit arrangements. Strategies implemented to explore opportunities for acquisitions could also be materially and adversely affected by the increasingly competitive nature of the life insurance and annuity merger and acquisition market and the increased participation of non-traditional buyers in the life insurance and annuity merger and acquisition market. In addition, we have provided and may provide financial guarantees and indemnities in connection with the businesses we have sold or may sell, as described in greater detail in Note 16 to the Consolidated Financial Statements. While we do not currently believe that claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity.
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

Corebridge | 2024 Form 10-K 58

ITEM 1A | Risk Factors
Risks Relating to Regulation
Our business is heavily regulated.
Our operations generally, and certain of our subsidiaries in particular, are subject to extensive and potentially conflicting laws, regulations, and regulatory guidance in the jurisdictions in which we operate. For example, our products are subject to a complex and extensive array of domestic and foreign tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, federal banking authorities, securities administrators, the DOL and the IRS. The laws and regulations that apply to our business and operations generally grant regulatory agencies and/or self-regulatory organizations broad rule-making and enforcement powers, including the power to regulate: (i) the issuance, sale and distribution of our products, (ii) the manner in which we underwrite our policies, (iii) the delivery of our services, (iv) the nature or extent of disclosures required to be given to our customers, (v) the compensation of our distribution partners, (vi) the manner and methods by which we handle claims on our policies and the administration of our policies and contracts, (vii) the activities related to our investments and management of our investment portfolios, and (viii) certain agreements and arrangements between our insurance company subsidiaries and other affiliates. Such agencies and organizations are also generally granted the power to limit or restrict the conduct of business for failure to comply with applicable laws and regulations.
We and our distributors are also subject to laws and regulations governing the standard of conduct applicable to sales of our products, the provision of advice to our customers and the manner in which certain conflicts of interest arising from or related to such sales or giving of advice are to be addressed. Such laws and regulations including the DOL’s amendment to the fiduciary rule which is stayed pending litigation, continue to evolve. Changes in standard of conduct requirements or new standards issued by governmental authorities, such as the DOL, the SEC, the NAIC or state regulators and/or legislators, have impacted, and may impact our businesses, results of operations and financial condition and may increase regulatory and litigation risk.
In addition, federal and state securities laws and regulations apply to certain of our insurance products that are considered “securities” under such laws, including our registered index-linked annuities, variable annuity contracts, variable life insurance policies and the separate accounts related to such products, as well as our broker-dealer, investment advisor, trustee and mutual fund operations.
The application of and compliance with the laws, regulations, and regulatory guidance applicable to our business, products, reinsurance transactions, operations and legal entities may be subject to interpretation, revisions, evolving industry practices and regulatory expectations that could result in increased compliance or operational costs. The relevant authorities may not agree with our interpretation of these current laws and regulations, and any subsequent changes, including, for example, our implementation of new or revised requirements related to capital, accounting treatment or reserving such as those governing PBR, or with our policies and procedures adopted to address evolving industry practices or meet regulatory expectations. Such authorities’ interpretations and views may also change from time to time. It is also possible that the laws, regulations and interpretations across various jurisdictions in which we do business may conflict with one another and affect how we do business in the United States and globally. If we are found not to have complied with applicable legal or regulatory requirements due to our interpretation of such requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities, impose substantial administrative penalties such as fines or require corrective actions to be taken, which individually or in the aggregate could interrupt our operations and materially and adversely affect our reputation, business, results of operations, financial condition and liquidity. Additionally, if such authorities’ new or existing interpretation of requirements related to capital, accounting treatment and/or valuation or reserving (such as PBR) materially differs from ours, we may incur higher operating costs and future sales of products subject to such requirement or treatment may be affected.
Regulators in the jurisdictions in which we do business, domestically and internationally, have adopted capital and liquidity standards, such as the RBC ratio formula used in the United States, and the Enhanced Capital Requirement used in Bermuda, applicable to insurers and reinsurers operating in their jurisdiction. Failure to comply with such capital and liquidity standards and similar requirements set forth in law or regulation, or as otherwise may be agreed by us or one of our insurance company subsidiaries with an insurance regulator, would generally permit the insurance regulator to take certain regulatory actions that could materially impact the affected company’s operations. Those actions range from requiring an insurer to submit a plan describing how it would in the future comply with such capital and liquidity standard to a mandatory regulatory takeover of the company.

Corebridge | 2024 Form 10-K 59

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
See “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation.”
New domestic or international laws and regulations, or new interpretations of current laws and regulations, may affect our ability to operate efficiently or compete effectively.
Legislators, regulators and self-regulatory organizations have in the past and may in the future periodically consider various proposals that may affect or restrict, among other things, our business practices or our eligibility to do business with certain public sector clients, underwriting methods and data utilization, product designs and distribution relationships, how we market, sell or service certain products we offer, our capital, reserving and accounting requirements, reinsurance practices, price competitiveness of the products we sell and consumer demand for our products or the profitability of certain of our business lines.
Further, new laws and regulations may even affect or significantly limit our ability to conduct certain business lines at all, including proposals relating to restrictions on the type of activities in which investment managers and other financial institutions, including insurance companies in particular, are permitted to engage, as well as the types of investments we hold or divest. For example, regulators have shown continued interest in how organizations within the financial services industry, including insurance companies, are managing ESG issues, such as climate risk within their business operations and investment portfolios. Resulting actions by governments, regulators and international standard setters could lead to additional reporting obligations concerning investment holdings that are exposed to climate change-related risk. They could also lead to substantial additional laws or regulations that limit or restrict investments in certain assets, such as thermal coal or other carbon-based investments, and impose additional compliance costs. Additionally, rules on defined benefit pension plan funding may reduce the likelihood of, or delay corporate plan sponsors in, terminating their plans or engaging in transactions to partially or fully transfer pension obligations. This could affect the mix of our PRT business and increase non-guaranteed funding products. Further, state insurance regulators have had an increased focus on private equity involvement in life insurers, including the role of asset managers and the increase of private investments in insurers’ portfolios. Resulting changes to model laws and regulations or NAIC handbooks may impact our insurance company subsidiaries’ affiliate and related party relationships and pursuit of strategic transactions, investment portfolios and financial condition.
There has also been increased regulatory scrutiny of the use of artificial intelligence such as machine learning, predictive models and other techniques, including in the insurance industry. Certain state and federal lawmakers, non-governmental organizations, insurance regulators, including in Colorado and New York, and advisory groups are developing, or have developed, regulations or guidance applicable to insurance companies that use artificial intelligence, “big data” techniques, machine learning and predictive models in their operations. We cannot predict what, if any, regulatory actions may be taken in the future with regard to “big data,” artificial intelligence, machine learning or predictive models, but any limitations imposed as a result of or in response to any such regulatory actions could have a material impact on our business, processes, results of operations and financial condition.
It is difficult to predict the impact laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our business, results of operations or cash flows. It is possible such laws and regulations may significantly alter our business practices. See “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation.”

Corebridge | 2024 Form 10-K 60

ITEM 1A | Risk Factors
Nippon’s relationship with us may result in us needing to comply with additional regulatory requirements.
Nippon is regulated by the Insurance Business Act of Japan (Act No. 105 of 1995, as amended, the “IBA”) as well as the Financial Services Agency of Japan (the “JFSA”), and holds an approximately 21.7% interest in our Common Stock as of December 31, 2024. As a result, we are considered an affiliate of Nippon for purposes of the IBA and its subordinate regulations and related supervisory guidelines issued by the JFSA (the “JFSA Guidelines”). As an affiliate of a regulated insurance company in Japan, Nippon may request that we comply with certain requirements of the IBA, its subordinate regulations and the JFSA Guidelines, including providing certain information to satisfy Nippon’s financial reporting and risk and solvency requirements. In practice, the JFSA has broad prudential powers to request additional information from Nippon, which Nippon may, in turn, request from us. Nippon may also be prohibited from entering into certain transactions with us unless they are on arms’ length terms and approved by the JFSA.
In addition, the NAIC’s Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation (together, the “Holding Company Models”), versions of which have been enacted by all of the states in which we have domestic insurers, place limitations on, and require prior approval of, intercompany transactions, including certain service agreements, reinsurance arrangements, transfers of assets and payments of dividends or distributions between a domestic insurer and its affiliates. As such, our domestic insurers may not be able to enter into certain transactions with Nippon (or any other affiliate of ours) unless they are on arms’ length terms and approved or non-disapproved by our domiciliary state insurance regulators. Similarly, state insurance regulators require, through the adoption of applicable statutory accounting principles, additional disclosures regarding transactions between an insurer and its affiliates or related parties.
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
Changes in tax laws could also impact the taxation of our operations. For example, the Inflation Reduction Act of 2022 (H.R. 5376) (the “Inflation Reduction Act”), enacted on August 16, 2022, includes a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period and a 1% stock buyback tax. Although the U.S. Treasury and the IRS issued interim CAMT guidance during 2023, published proposed Treasury Regulations in September 2024, and technical corrections to the proposed Treasury Regulations in December 2024, many details and specifics of application of the CAMT remain subject to future guidance. The proposed regulations are subject to uncertain application and there can be no assurance regarding the timing or content of final regulations. Our estimated CAMT liability may differ from the final liability based on further guidance, and Corebridge will continue to refine its liability calculations as guidance becomes available.
New tax laws outside the U.S., in particular those enacted in response to proposals by the Organisation for Economic Cooperation and Development, could make substantive changes to the global international tax regime. Such changes could increase our global tax costs. We continue to monitor and assess the impact of such proposals.
Finally, it is possible that tax laws will be further changed either in a technical corrections bill or entirely new legislation, including in relation to the extension of expiring provisions of the 2017 Tax Cuts and Jobs Act. It remains difficult to predict whether or when there will be any tax law changes or further guidance by the authorities in the U.S. or elsewhere in the world. New or proposed changes to tax laws may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition, as the impact of proposals on our business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the authorities.
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

Corebridge | 2024 Form 10-K 61

ITEM 1A | Risk Factors
In addition, we employ models to price products, calculate future policy benefits, value assets and execute hedging strategies, as well as to assess risk and determine statutory capital requirements, among other uses. These models are complex and rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate properly or generate accurate results and information, regardless of any internal model validation processes employed. For example, significant changes in mortality, which could be impacted by natural or man-made disasters, or which could emerge gradually over time due to changes in the natural environment, significant changes in policyholder behavior assumptions such as lapses, surrenders and withdrawal rates as well as the amount of withdrawals, fund performance, equity market returns and volatility, interest rate levels, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors could negatively impact our assumptions and estimates. To the extent that any of our modeling practices do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such deviations may negatively impact our business, reputation, results of operations and financial condition.
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
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. As of December 31, 2024, we had net deferred tax assets, after valuation allowance, of $7.5 billion related to federal, foreign, and state and local jurisdictions. The performance of the business, the geographic and legal entity source of our income, tax planning strategies, and the ability to generate future taxable income from a variety of sources and planning strategies including capital gains, are factored into management’s determination. If, based on available evidence, it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to profitability, which such action we have taken from time to time. Such charges could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For further discussion regarding deferred tax assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Critical Accounting Estimates—Income Taxes—Recoverability of Net Deferred Tax Asset” and Note 22 to the Consolidated Financial Statements.
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

Corebridge | 2024 Form 10-K 62

ITEM 1A | Risk Factors
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
Risks Relating to Our Relationships with Key Stockholders
We rely on exemptions from certain NYSE corporate governance requirements.
We are no longer a “controlled company” within the meaning of the NYSE rules. The NYSE rules require that our compensation and management development committee and nominating and corporate governance committee be composed entirely of independent directors within one year of the date that we no longer qualify as a “controlled company.” Consequently, during the transition period, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. Furthermore, a change in our board of directors and committee membership may result in a change in our operation philosophies and deviations from our current corporate strategy.
We and certain of our stockholders may have conflicts of interest with AIG, Nippon or Blackstone, our largest stockholders.
Conflicts of interest may arise between AIG, Nippon, Blackstone and us, since AIG, Nippon and Blackstone have in the past and may in the future engage in transactions with us. Further, AIG. Nippon or Blackstone may, from time to time, acquire and hold interests in, or maintain business relationships with, businesses that compete directly or indirectly with us. In general, AIG, Nippon or Blackstone could pursue business interests or exercise its voting power as stockholders in ways that are detrimental to us but beneficial to themselves or to other companies in which they invest or with whom they have relationships.
In addition, adverse publicity, regulator scrutiny and pending investigations by regulators or law enforcement agencies involving AIG, Nippon or Blackstone could negatively impact our reputation due to our relationship with AIG, Nippon or Blackstone, which could materially and adversely affect our business, results of operations, financial condition and liquidity.
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

Corebridge | 2024 Form 10-K 63

ITEM 1A | Risk Factors
We underwent an “ownership change” for U.S. federal income tax purposes.
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
We met the definition of a loss corporation and underwent an ownership change. We may experience further ownership changes upon future issuances of our stock or due to secondary trading of our stock which may be outside of our control, and which could result in the application of additional limitations under Section 382. The resulting limitations from these ownership changes could increase the tax liability to which we are subject.
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

Corebridge | 2024 Form 10-K 64

ITEM 1A | Risk Factors
Our Organizational Documents could also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant amount of Corebridge Parent common stock that AIG and Nippon beneficially own, could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions could facilitate management entrenchment that could delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.
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
Each of AIG and Nippon is currently considered our affiliate for insurance regulatory purposes. Because AIG’s common stock (i.e., its voting securities) trades on the NYSE, persons considering an investment in our common stock (i.e., our voting securities) should take into consideration their ownership of AIG voting securities and consult their own legal advisors regarding such insurance holding company laws relating to the purchase and ownership of our common stock in light of their particular circumstances.
Pursuant to our amended and restated certificate of incorporation and the stock purchase agreement executed in connection with the Nippon Transaction (the “Purchase Agreement”), we waive any interest or expectancy in corporate opportunities presented to AIG, Blackstone or Nippon, as applicable.
Our amended and restated certificate of incorporation and the Purchase Agreement provide that we renounce and waive any interest or expectancy in, or in being offered an opportunity to participate in, corporate opportunities that are from time to time presented to AIG, Blackstone, Nippon or their respective officers, directors, agents, stockholders, members, partners, affiliates or subsidiaries, even if the opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. None of AIG, Blackstone, Nippon or their respective agents, stockholders, members, partners, affiliates or subsidiaries will generally be liable to us or any of our subsidiaries for breach of any fiduciary or other duty, as a director or otherwise, by reason of the fact that such person pursues, acquires or participates in such corporate opportunity, directs such corporate opportunity to another person or fails to present such corporate opportunity, or information regarding such corporate opportunity, to us unless, in the case of any such person who is a director or officer, such corporate opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer. As a result, AIG, Blackstone or Nippon may compete with us for investment and other opportunities, which could result in fewer such opportunities for us. We likely will not always be able to compete successfully with AIG, Blackstone or Nippon (or any of their portfolio companies). Further, AIG, Blackstone or Nippon may pursue acquisition opportunities for their respective businesses that are complementary to our business. As a result, such acquisition opportunities may not be available to us, and none of AIG, Blackstone or Nippon would have any obligation to offer us corporate opportunities.
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

Corebridge | 2024 Form 10-K 65

ITEM 1B | Unresolved Staff Comments
Item 1B. | Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Exchange Act.
Item 1C. | Cybersecurity
CYBERSECURITY RISK MANAGEMENT
We have developed and implemented an Information Security Program for Corebridge (the “Program”) that includes, among other things, conducting periodic risk assessments designed to evaluate potential security threats, to detect potential vulnerabilities, and to mitigate identified security risks. The Program is informed by industry standards and frameworks and is designed to protect the confidentiality, integrity, and availability of Corebridge’s information assets and systems that store, process, or transmit material non-public information. The Program is managed day-to-day by technology, information security, and operational personnel. Where appropriate, we also engage third-parties to provide operational support for the Program and to evaluate our Program and our cybersecurity risk management.

The Program includes the following key elements:
•Network, Systems, and Data Security – Corebridge deploys technical and organizational safeguards that are designed to protect Corebridge’s networks, systems, and data from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, software security assessments, data leak protection, and access and identity management controls;
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
•Third Party Assessment and Oversight – Corebridge maintains a third-party risk management program to identify and manage risks from third-party service providers, including initial due diligence, an assessment of the service provider’s control environment and periodic re-assessments; and
•Security Training and Awareness – Corebridge provides ongoing education and training to employees regarding information security policies, procedures and best practices, including cyber threats, and their roles and responsibilities in identifying, reporting and responding to such threats.
The Program is evaluated on an ongoing basis to address the evolving cyber threat landscape and to comply with applicable legal and regulatory obligations. See “Business—Regulation—U.S. Regulation—Privacy and Cybersecurity” and Business—Regulation—International Regulation—Privacy and Cybersecurity for further discussion. Control adequacy and design are reviewed periodically, and periodic audits assist in identifying areas for continued focus, improvement and/or inclusion, and are designed to provide assurance that controls are appropriately designed and operating effectively. Additionally, our Internal Audit group performs testing of Corebridge’s control environment, including the Program.
Our Chief Information Security Officer (“CISO”) provides oversight and direction for the Program, including recommending adjustments in response to changes in technology, internal and external threats, business operations, and regulatory and statutory requirements, coordinates with other corporate functions and business segments to address various aspects of the Program managed by technology and operational personnel, and communicates Corebridge’s information security risk posture to relevant personnel, senior management and governing bodies, including as further described below.
Board Oversight and Governance
We have implemented processes, to help facilitate oversight of information security risks by Corebridge’s senior management and Board of Directors. These processes enable our operations and risk management functions that monitor cybersecurity risks and examine control performance to report and escalate cybersecurity risks to our senior management and the Board of Directors, as appropriate.

Corebridge | 2024 Form 10-K 66

ITEM 1B | Unresolved Staff Comments
One of the main forums for reporting and escalating cybersecurity risks is the Corebridge Risk and Capital Committee (“RCC”), which is comprised of senior management personnel and led by our Chief Risk Officer (“CRO”), who is the head of our ERM function. ERM supports the identification, measurement, management, monitoring and reporting of major risks, which include cybersecurity risks. The RCC is responsible for addressing significant risk issues reported by ERM, including those related to cybersecurity, to protect Corebridge’s financial strength, optimize Corebridge’s intrinsic value, and protect Corebridge’s reputation. Corebridge’s CRO reports to the Board Audit Committee on risk issues, including cybersecurity risks. In addition to the foregoing, we have implemented a practice whereby Corebridge’s Chief Information Officer (“CIO”), Chief Operations Officer (“COO”) and/or CISO report Corebridge’s approach to technology, resiliency and cybersecurity risk management directly to the Board of Directors at least once a year. The CIO, COO, CISO and business segment specific CIOs and CISOs also report to Corebridge’s subsidiary boards and the RCC as needed on material cyber risks and Corebridge’s security and resiliency posture and information security strategy. Corebridge’s cyber incident response plans and procedures establish escalation protocols in connection with a potential cybersecurity incident, pursuant to which incidents are responded to by multidisciplinary teams and are further escalated to the attention of senior management and our Board of Directors when applicable.
Corebridge’s CISO reports to our CIO. Our CISO has over 25 years of information security and risk management experience and has served in his current role since joining Corebridge in 2021. He previously served in numerous information security management roles, including as CISO, at various financial sector organizations. Our CIO also has over 25 years of experience and has served as CIO of Corebridge since 2020 and Executive Vice President since February 2022. Previously he served in various technology executive management roles at MetLife, Inc., including Senior Vice President and Chief Information Officer for its U.S. business and Senior Vice President of U.S. Application Development.
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
There have been no cybersecurity incidents that have had a material adverse effect on our business, operations, or financial results for the period covered by this annual report. On June 16, 2023, one of our former vendors, PBI, notified us that data specific to Corebridge customers had been compromised in a security incident that PBI experienced targeting a zero-day vulnerability in PBI’s instance of the MOVEit Transfer Application, a managed file transfer software used by thousands of organizations. We continue to monitor potential liabilities arising from this incident, including as related to a pending multi-district litigation (IN RE: MOVEit Customer Data Security Breach Litigation, 1:23-md-03083-ADB) in which Corebridge Financial, Inc. and American General Life Insurance Co. have been named as defendants. We do not currently believe this incident or pending litigation arising from this incident will have a material adverse effect on our business, operations, or financial results.
For a discussion regarding risks associated with cybersecurity threats, see “Risk Factors—Risks Relating to Business and Operations—We may be unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data” and “Risk Factors—Risks Relating to Business and Operations — Our risk management policies, standards and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk.”
Item 2. | Properties
We currently own and occupy the buildings comprising our corporate headquarters campus and related properties in Houston, Texas. We also have the following significant office space leases: Jersey City, New Jersey; Brentwood, Tennessee; and Los Angeles, California.
Item 3. | Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 16 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. See ‘‘Risk Factors—Risks Relating to Business and Operations—We may be subject to significant legal, governmental, or regulatory proceedings.’’
Item 4. | Mine Safety Disclosures
Not applicable.

Corebridge | 2024 Form 10-K 67

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Part II
Item 5. | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General
Our common stock, par value $0.01 per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “CRBG” on September 19, 2022. As of February 11, 2025, there were four shareholders of record, which differs from the number of beneficial owners of our common stock.

Purchases of Equity Securities by the Issuer
The following table provides information about purchases made by or on behalf of Corebridge Parent or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of Corebridge Common Stock during the three months ended December 31, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
10/01/24 through 10/31/24	5,528,528	$30.60	5,528,528	$939
11/01/24 through 11/30/24	3,060,384	31.29	3,060,384	843
12/01/24 through 12/31/24	4,328,700	30.75	4,328,700	710
Total	12,917,612	$30.81	12,917,612	$710
*Excludes excise tax of $4.0 million due to the Inflation Reduction Act of 2022 for the three months ended December 31, 2024.
On May 4, 2023, our Board of Directors authorized a $1.0 billion share repurchase program. On April 30, 2024, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the share repurchase program. On February 11, 2025, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the share repurchase program. Under this program, Corebridge Parent may, from time to time, purchase shares of Corebridge Parent common stock but is not obligated to purchase any particular number of shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. For instance, on August 7, 2024, we purchased an aggregate of approximately $200 million of shares from AIG in a privately negotiated transaction. In addition, certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans, including the share repurchase plan Corebridge Parent adopted on November 14, 2024, which, unless extended expires on February 14, 2025. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.
During the three months ended December 31, 2024, Corebridge Parent repurchased approximately 12.9 million shares of Corebridge Common Stock, par value $0.01 per share, for an aggregate purchase price of $398 million, pursuant to the share repurchase program.
As of February 11, 2025, approximately $2.5 billion remained under the share repurchase program authorizations.

Corebridge | 2024 Form 10-K 68

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph
The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.
The graph and table below present the cumulative total shareholder return on Corebridge common stock relative to the performance of the S&P’s 500 Index, the S&P Insurance Index and the S&P Financials Index, respectively, between the closing market price at the end of September 15, 2022 (the date our common stock commenced regular way trading on the NYSE) and December 31, 2024. The graph and table show the total return on a hypothetical $100 investment in our common stock and data for each index, respectively, on September 15, 2022, including the reinvestment of all dividends. The points on the graph and the values in the table represent quarter-end values based on the last trading day of each quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Sep 15, 2022	Dec 31, 2022	Dec 31, 2023	Mar 31, 2024	Jun 30, 2024	Sep 30, 2024	Dec 31, 2024
Corebridge Financial, Inc.	$100.00	$99.03	$123.50	$165.29	$168.90	$170.56	$176.40
S&P 500	$100.00	$98.90	$124.90	$138.09	$144.00	$152.48	$156.15
S&P 500 Financials	$100.00	$103.70	$116.30	$130.79	$128.13	$141.79	$151.84
S&P 500 Insurance	$100.00	$109.12	$119.23	$139.17	$135.85	$154.59	$151.20
Item 6. | [Reserved]

Corebridge | 2024 Form 10-K 69

Item 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use certain terms and abbreviations, which are summarized in the Glossary, Certain Important Terms and Acronyms.
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
This MD&A addresses the consolidated financial condition of Corebridge as of December 31, 2024, compared with December 31, 2023, and its consolidated results of operations for the years ended December 31, 2024, 2023 and 2022. In addition to historical data, this discussion contains forward-looking statements about our business operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Consolidated Financial Statements and the statements under “Cautionary Statements Regarding Forward-Looking Information,” included elsewhere in this Annual Report on Form 10-K , “Financial Statements and Supplementary Data” and the “Risk Factors” section.

Corebridge | 2024 Form 10-K 70

Corebridge | 2024 Form 10-K 71

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

Corebridge | 2024 Form 10-K 72

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
Impact of Fortitude Re
In 2018, AIG established Fortitude Re, a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“Fortitude Holdings”), in a series of reinsurance transactions related to certain of AIG’s legacy operations. In February 2018, AGL, VALIC and USL entered into modco agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda. Following the sale of AIG’s majority ownership interest in Fortitude Holdings, AIG contributed its remaining ownership in Fortitude Re Bermuda and its one seat on its Board of Managers to us. As of December 31, 2024, our ownership interest in Fortitude Re was 2.46%.
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
As of December 31, 2024, $24.9 billion of reserves had been ceded to Fortitude Re.
For additional information on our reinsurance agreements with Fortitude Re, see Note 7 to the Consolidated Financial Statements.
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
For additional information regarding Corebridge’s impact of Variable Annuity Guaranteed Benefit Riders and Hedging, see “Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits and Update of Actuarial Assumptions and Models — Variable Annuity Guaranteed Benefits and Hedging Results.”

Corebridge | 2024 Form 10-K 73

ITEM 7 | Executive Summary
Embedded Derivatives for Fixed Index Annuity, Registered Index Linked Annuity and Index Universal Life Products
Fixed index annuity and registered index linked annuity contracts contain index interest credits which are accounted for as embedded derivatives and our index universal life insurance products also contain embedded derivatives. In contrast to fixed index annuity contracts, registered index linked annuity contract owners also accept limited exposure to negative index interest credits in return for higher potential positive index credits. Policyholders may elect to rebalance among the various crediting strategies within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the index component by establishing different participation rates or caps on index credited rates. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future index growth rates, volatility of the index, future interest rates and our ability to adjust the participation rate and the cap on index credited rates in light of market conditions and policyholder behavior assumptions.
The following table summarizes the fair values of the embedded derivatives for fixed index annuity, registered index linked annuity and index universal life products:

(in millions)	December 31, 2024	December 31, 2023
Fixed index annuities and Registered index linked annuities	$8,407	$6,953
Index universal life	$1,008	$989
Our Strategic Partnership with Blackstone
In 2021, we entered into a long-term asset management relationship with Blackstone IM. As of December 31, 2024, Blackstone managed approximately $68.8 billion in book value of assets in our investment portfolio.
For additional information on our Strategic Partnership with Blackstone, see “Investments” below.
Our Investment Management Agreements with BlackRock
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. As of December 31, 2024, BlackRock managed approximately $86.8 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets.
For additional information on our Investment Management Agreements with BlackRock, see “Investments” below.
See “Business—Investment Management—Our Investment Management Agreements with BlackRock.”
Fair Value Option Bond Securities
We elect the fair value option on certain bond securities. When the fair value option is elected, the realized and unrealized gains and losses on these securities are reported in net investment income.
The following table shows the net investment income reported on fair value option bond securities:

	Years Ended December 31,
(in millions)	2024	2023	2022
Net investment income - excluding Fortitude Re funds withheld assets	$43	$49	$(30)
Net investment income - Fortitude Re funds withheld assets	326	291	(378)
Total	$369	$340	$(408)

Corebridge | 2024 Form 10-K 74

ITEM 7 | Executive Summary
Actuarial Assumption Changes
Most of the fixed annuities, fixed index annuities, registered index linked annuities, variable annuities and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either separate account liabilities or policyholder contract deposits. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life and limited pay insurance products for which actual experience is reflected in the liability and assumptions are reviewed and updated at least annually, if necessary, with the recognition and parenthetical presentation of any resulting re-measurement gain or loss in policyholder benefits (except for discount rate changes) in the income statement; (ii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; (iii) certain product guarantees reported as market risk benefits or index crediting features accounted for as embedded derivatives which are carried at fair value; and (iv) unearned revenue and assets for DAC, VOBA and DSI which are amortized on a constant level basis over the expected term of the related contracts using assumptions consistent with those used in estimating the related liability for future policy benefits, or any other related balances, for those corresponding contracts, as applicable.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see “Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits and Update of Actuarial Assumptions and Models—Update of Actuarial Assumptions and Models”, herein and “Accounting Policies and Pronouncements—Critical Accounting Estimates—Market Risk Benefits, Valuation of Embedded Derivatives for Fixed Index Annuity, Registered Index Linked Annuity and Index Universal Life Products, Guaranteed Benefit Features of Variable Annuity, Fixed Annuity and Fixed Index Annuity Products, and Future Policy Benefits for Life, Accident and Health Insurance Contracts.”
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

Corebridge | 2024 Form 10-K 75

ITEM 7 | Executive Summary
For additional information see “Risk Factors—Risks Relating to Market Conditions—Our business is highly dependent on economic and capital market conditions.”
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the fourth quarter of 2024 may impact the private equity investments in the alternative investments portfolio in the first quarter of 2025.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products.
As of December 31, 2024, new investments continue to have higher yields than the yield on maturities and redemptions that we are experiencing in our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
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
For investment-oriented products, including universal life insurance, and variable, fixed, fixed index and registered index linked annuities in each of our operating and reportable segments, our spread management strategies include disciplined pricing and product design for new business, modifying or limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Renewal crediting rate management is guided by specific contract provisions designed to allow crediting rates to be reset at pre-established intervals and subject to minimum crediting rate guarantees. We expect to continue to adjust crediting rates on in-force business, as appropriate, to be responsive to changing rate environments. As interest rates rise, we may need to raise crediting rates on in-force business for competitive and other reasons, potentially offsetting a portion of the additional investment income resulting from investing in a higher interest rate environment.
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 47% and 54% were crediting at the contractual minimum guaranteed interest rate at December 31, 2024 and December 31, 2023, respectively. In the universal life insurance products in our Life Insurance business, 59% and 59% of the account values were crediting at the contractual minimum guaranteed interest rate at December 31, 2024 and December 31, 2023, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
For additional information on our investment and asset-liability management strategies, see “Investments” below.

Corebridge | 2024 Form 10-K 76

ITEM 7 | Executive Summary
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

For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation.”

Corebridge | 2024 Form 10-K 77

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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Years Ended December 31,
(in millions)	2024	2023	2022
Total revenues	$18,781	$18,878	$24,697
Fortitude Re related items:
Net investment (income) on Fortitude Re funds withheld assets	(1,370)	(1,368)	(891)
Net realized (gains) losses on Fortitude Re funds withheld assets	248	224	397
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	518	1,734	(6,347)
Subtotal - Fortitude Re related items	(604)	590	(6,841)
Other non-Fortitude Re reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	(58)	(55)	(56)
Non-operating litigation reserves and settlements	(1)	—	(25)
Other (income) - net	(30)	(28)	(51)
Net realized (gains) losses*	1,490	1,827	231
Subtotal - Other non-Fortitude Re reconciling items	1,401	1,744	99
Total adjustments	797	2,334	(6,742)
Adjusted revenues	$19,578	$21,212	$17,955
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
Adjusted pre-tax operating income (“APTOI”) is derived by excluding the items set forth below from income (loss) before income tax expense (benefit). These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and recording adjustments to APTOI that we believe to be common in our industry. We believe the adjustments to pre-tax income are useful for gaining an understanding of our overall results of operations.
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

Corebridge | 2024 Form 10-K 78

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
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

Corebridge | 2024 Form 10-K 79

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) attributable to Corebridge to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) attributable to Corebridge:

Years Ended December 31,	2024				2023				2022
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$2,803	$600	$—	$2,203	$940	$(96)	$—	$1,036	$10,491	$2,012	$—	$8,479
Noncontrolling interests	—	—	27	27	—	—	68	68	—	—	(320)	(320)
Pre-tax income (loss)/net income (loss) attributable to Corebridge	2,803	600	27	2,230	940	(96)	68	1,104	10,491	2,012	(320)	8,159
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(1,370)	(293)	—	(1,077)	(1,368)	(291)	—	(1,077)	(891)	(187)	—	(704)
Net realized losses on Fortitude Re funds withheld assets	248	53	—	195	224	48	—	176	397	83	—	314
Net realized (gains) losses on Fortitude Re funds embedded derivative	518	111	—	407	1,734	369	—	1,365	(6,347)	(1,370)	—	(4,977)
Subtotal Fortitude Re related items	(604)	(129)	—	(475)	590	126	—	464	(6,841)	(1,474)	—	(5,367)
Other reconciling items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	49	—	(49)	—	89	—	(89)	—	95	—	(95)
Deferred income tax valuation allowance (releases) charges	—	(97)	—	97	—	(11)	—	11	—	(157)	—	157
Changes in fair value of market risk benefits, net	(227)	(48)	—	(179)	(6)	(1)	—	(5)	(958)	(199)	—	(759)
Changes in fair value of securities used to hedge guaranteed living benefits	10	2	—	8	16	3	—	13	(30)	(6)	—	(24)
Changes in benefit reserves related to net realized (losses)	(8)	(1)	—	(7)	(6)	(1)	—	(5)	(15)	(3)	—	(12)
Net realized losses*	1,459	312	7	1,154	1,792	381	—	1,411	211	44	—	167
Non-operating litigation reserves and settlements	(1)	—	—	(1)	—	—	—	—	(25)	(5)	—	(20)
Separation costs	94	20	—	74	245	51	—	194	180	142	—	38
Restructuring and other costs	287	60	—	227	197	41	—	156	147	31	—	116
Non-recurring costs related to regulatory or accounting changes	3	1	—	2	18	4	—	14	12	3	—	9
Net (gain) loss on divestiture	(245)	(55)	—	(190)	(676)	(43)	—	(633)	1	—	—	1
Pension expense - non operating	—	—	—	—	15	3	—	12	1	—	—	1
Noncontrolling interests	34	—	(34)	—	68	—	(68)	—	(320)	—	320	—
Subtotal Other non-Fortitude Re reconciling items	1,406	243	(27)	1,136	1,663	516	(68)	1,079	(796)	(55)	320	(421)
Total adjustments	802	114	(27)	661	2,253	642	(68)	1,543	(7,637)	(1,529)	320	(5,788)
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge	$3,605	$714	$—	$2,891	$3,193	$546	$—	$2,647	$2,854	$483	$—	$2,371
*Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Additionally, gains (losses) related to the disposition of real estate investments are also excluded from this adjustment.

Corebridge | 2024 Form 10-K 80

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following table presents a reconciliation of the GAAP tax rate to the adjusted tax rate:

Years Ended December 31,	GAAP			Non-GAAP Adjustments		Adjusted
	Pre-tax			Pre-tax
(in millions)	Income	Tax	Rate	Adjustments	Tax	APTOI	Tax	Rate
2024
U.S. federal income tax at statutory rate	$2,803	$589	21.0%	$802	$168	$3,605	$757	21.0%
Rate adjustments
Uncertain tax positions	—	(17)	(0.6)	—	—	—	(17)	(0.5)
Dispositions of subsidiaries	—	4	0.1	—	(4)	—	—	0.0
Reclassifications from accumulated other comprehensive income	—	(32)	(1.1)	—	32	—	—	0.0
Noncontrolling interest	—	6	0.2	—	(6)	—	—	0.0
Dividends received deduction	—	(48)	(1.7)	—	—	—	(48)	(1.3)
State and local income taxes	—	20	0.7	—	(1)	—	19	0.5
Other	—	(5)	(0.2)	—	(17)	—	(22)	(0.6)
Adjustments to prior year tax returns	—	(10)	(0.4)	—	39	—	29	0.8
Share based compensation payments excess tax deduction	—	(4)	(0.1)	—	—	—	(4)	(0.1)
Valuation allowance	—	97	3.5	—	(97)	—	—	0.0
Amount Attributable to Corebridge	$2,803	$600	21.4%	$802	$114	$3,605	$714	19.8%
2023
U.S. federal income tax at statutory rate	$940	$197	21.0%	$2,253	$474	$3,193	$671	21.0%
Rate adjustments
Dispositions of subsidiaries	—	(99)	(10.5)	—	99	—	—	0.0
Reclassifications from accumulated other comprehensive income	—	(52)	(5.5)	—	52	—	—	0.0
Noncontrolling interest	—	14	1.5	—	(14)	—	—	0.0
Dividends received deduction	—	(59)	(6.3)	—	—	—	(59)	(1.8)
State and local income taxes	—	12	1.3	—	7	—	19	0.6
Other	—	(3)	(0.4)	—	(2)	—	(5)	(0.2)
Adjustments to deferred tax assets	—	(40)	(4.3)	—	—	—	(40)	(1.3)
Adjustments to prior year tax returns	—	(67)	(7.1)	—	37	—	(30)	(0.9)
Share based compensation payments excess tax deduction	—	(10)	(1.1)	—	—	—	(10)	(0.3)
Valuation allowance	—	11	1.2	—	(11)	—	—	—
Amount Attributable to Corebridge	$940	$(96)	(10.2)%	$2,253	$642	$3,193	$546	17.1%
2022
U.S. federal income tax at statutory rate	$10,491	$2,203	21.0%	$(7,637)	$(1,604)	$2,854	$599	21.0%
Rate adjustments
Uncertain tax positions	—	2	0.0	—	—	—	2	0.1
Reclassifications from accumulated other comprehensive income	—	(84)	(0.7)	—	84	—	—	0.0
Noncontrolling interest	—	(67)	(0.6)	—	67	—	—	0.0
Dividends received deduction	—	(36)	(0.3)	—	—	—	(36)	(1.3)
Tax deconsolidation and separation costs	—	(104)	(1.0)	—	104	—	—	0.0
State and local income taxes	—	24	0.2	—	(35)	—	(11)	(0.4)
Other	—	(29)	(0.3)	—	12	—	(17)	(0.6)
Adjustments to prior year tax returns	—	(48)	(0.5)	—	—	—	(48)	(1.7)
Share based compensation payments excess tax deduction	—	(6)	(0.1)	—	—	—	(6)	(0.2)
Valuation allowance	—	157	1.5	—	(157)	—	—	—
Amount Attributable to Corebridge	$10,491	$2,012	19.2%	$(7,637)	$(1,529)	$2,854	$483	16.9%
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

Corebridge | 2024 Form 10-K 81

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	Years Ended December 31,
(in millions, except per common share data)	2024	2023	2022
Total Corebridge shareholders' equity (a)	$11,462	$11,766	$9,380
Less: Accumulated other comprehensive income (loss)	(13,681)	(13,458)	(16,863)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,798)	(2,332)	(2,806)
Adjusted Book Value (b)	$22,345	$22,892	$23,437

Total common shares outstanding (c)	561.5	621.7	645.0

Book value per common share (a/c)	$20.41	$18.93	$14.54
Adjusted book value per common share (b/c)	$39.80	$36.82	$36.34
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
The following table presents the reconciliation of Adjusted ROAE:

	Years Ended December 31,
(in millions, unless otherwise noted)	2024	2023	2022
Actual or annualized net income (loss) attributable to Corebridge shareholders (a)	$2,230	$1,104	$8,159
Actual or annualized adjusted after-tax operating income attributable to Corebridge shareholders (b)	2,891	2,647	2,371
Average Corebridge shareholders’ equity (c)	11,882	10,326	15,497
Less: Average AOCI	(13,134)	(15,773)	(8,143)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,481)	(2,702)	(919)
Average Adjusted Book Value (d)	$22,535	$23,397	$22,721

Return on Average Equity (a/c)	18.8%	10.7%	52.6%
Adjusted ROAE (b/d)	12.8%	11.3%	10.4%

Corebridge | 2024 Form 10-K 82

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
The following table presents the premiums and deposits:

	Years Ended December 31,
(in millions)	2024	2023	2022
Individual Retirement
Premiums	$137	$213	$235
Deposits	22,046	17,971	14,900
Other(a)	(9)	(13)	(15)
Premiums and deposits	22,174	18,171	15,120
Group Retirement
Premiums	12	20	19
Deposits	7,619	8,063	7,923
Premiums and deposits(b)(c)	7,631	8,083	7,942
Life Insurance
Premiums	1,483	1,776	1,864
Deposits	1,579	1,583	1,601
Other(a)	613	941	771
Premiums and deposits	3,675	4,300	4,236
Institutional Markets
Premiums	2,894	5,607	2,913
Deposits	5,332	3,695	1,382
Other(a)	36	31	30
Premiums and deposits	8,262	9,333	4,325
Total
Premiums	4,526	7,616	5,031
Deposits	36,576	31,312	25,806
Other(a)	640	959	786
Premiums and deposits	$41,742	$39,887	$31,623
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $3.1 billion, $2.4 billion and $2.1 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
(c)Includes inflows related to in-plan mutual funds of $3.1 billion, $3.2 billion and $3.5 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

Corebridge | 2024 Form 10-K 83

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income. We believe that presenting net investment income on an APTOI basis is useful for gaining an understanding of the main drivers of investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Years Ended December 31,
(in millions)	2024	2023	2022
Net investment income (net income basis)	$12,228	$11,078	$9,576
Net investment (income) on Fortitude Re funds withheld assets	(1,370)	(1,368)	(891)
Change in fair value of securities used to hedge guaranteed living benefits	(58)	(55)	(56)
Other adjustments	(30)	(28)	(50)
Derivative income recorded in net realized gains (losses)	288	212	179
Total adjustments	(1,170)	(1,239)	(818)
Net investment income (APTOI basis) *	$11,058	$9,839	$8,758
* Includes net investment income from Corporate and Other of $33 million, $92 million and $473 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following table presents a reconciliation of Dividends to Normalized distributions:

	Years Ended December 31,
(in millions)	2024	2023	2022
Subsidiary dividends paid	$2,200	$2,027	$1,821
Tax sharing payments related to utilization of tax attributes	—	—	401
Normalized distributions	$2,200	$2,027	$2,222

Corebridge | 2024 Form 10-K 84

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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

	Years Ended December 31,
(in millions)	2024	2024	2023	2022
Individual Retirement
AUM	$160,126		$149,691	$136,696
AUA	—		—	—
Total Individual Retirement AUMA	160,126		149,691	136,696
Group Retirement
AUM	78,669		79,910	78,474
AUA	45,630		42,271	36,458
Total Group Retirement AUMA	124,299		122,181	114,932
Life Insurance
AUM	26,466		26,691	27,760
AUA	—		—	—
Total Life Insurance AUMA *	26,466		26,691	27,760
Institutional Markets
AUM	48,112		40,678	30,686
AUA	45,000		44,607	47,078
Total Institutional Markets AUMA	93,112		85,285	77,764
Total AUMA	$404,003		$383,848	$357,152
*The December 31, 2023 AUMA excludes $181 million of assets that were reclassified to Assets held-for-sale in the Consolidated Balance Sheets.
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

Corebridge | 2024 Form 10-K 85

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Base net investment spread means base yield less cost of funds, excluding the amortization of deferred sales inducement assets.
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Years Ended December 31,
(in millions)	2024	2023	2022
Individual Retirement
Spread income	$2,868	$2,694	$2,027
Fee income	1,251	1,134	1,192
Total Individual Retirement	4,119	3,828	3,219
Group Retirement
Spread income	727	828	867
Fee income	785	715	720
Total Group Retirement	1,512	1,543	1,587
Life Insurance
Underwriting margin	1,368	1,442	1,561
Total Life Insurance	1,368	1,442	1,561
Institutional Markets
Spread income	454	355	285
Fee income	62	64	63
Underwriting margin	81	71	77
Total Institutional Markets	597	490	425
Total
Spread income	4,049	3,877	3,179
Fee income	2,098	1,913	1,975
Underwriting margin	1,449	1,513	1,638
Total	$7,596	$7,303	$6,792
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Years Ended December 31,
(in millions)	2024	2023	2022
Individual Retirement
Base portfolio income	$5,562	$4,852	$3,725
Variable investment income	117	56	163
Net investment income	5,679	4,908	3,888
Group Retirement
Base portfolio income	1,864	1,946	1,882
Variable investment income	56	50	118
Net investment income	1,920	1,996	2,000
Life Insurance
Base portfolio income	1,302	1,275	1,282
Variable investment income	19	7	107
Net investment income	1,321	1,282	1,389
Institutional Markets
Base portfolio income	2,041	1,534	995
Variable investment income	86	52	54
Net investment income	2,127	1,586	1,049
Total
Base portfolio income	10,769	9,607	7,884
Variable investment income	278	165	442
Net investment income (APTOI basis) - Insurance operations	$11,047	$9,772	$8,326

Corebridge | 2024 Form 10-K 86

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
The following table presents a summary of our Net Flows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Individual Retirement
Fixed Annuities	$2,510	$(1,870)	$(441)
Fixed Index Annuities and Registered Index Linked Annuities	4,731	5,632	4,521
Variable Annuities	(5,220)	(3,429)	(1,672)
Total Individual Retirement	2,021	333	2,408
Group Retirement	(9,086)	(6,302)	(3,111)
Total Net Flows	$(7,065)	$(5,969)	$(703)

Corebridge | 2024 Form 10-K 87

ITEM 7 Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the years ended December 31, 2024, 2023 and 2022. For factors that relate primarily to a specific business, see “— Business Segment Operations.”
For a comparative discussion regarding Corebridge’s results of operations for the year ended December 31, 2023 and the year ended December 31, 2022 see the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K ”).

	Years Ended December 31,
(in millions)	2024	2023	2022
Revenues:
Premiums	$4,600	$7,691	$5,091
Policy fees	2,901	2,797	2,914
Net investment income	12,228	11,078	9,576
Net realized gains (losses)	(1,883)	(3,572)	6,091
Advisory fee and other income	935	884	1,025
Total revenues	18,781	18,878	24,697
Benefits and expenses:
Policyholder benefits	6,632	9,362	6,720
Change in the fair value of market risk benefits, net	(227)	(6)	(958)
Interest credited to policyholder account balances	5,240	4,427	3,732
Amortization of deferred policy acquisition costs and value of business acquired	1,060	1,042	1,020
Non-deferrable insurance commissions	588	588	568
Advisory fee expenses	286	261	266
General operating expenses	2,090	2,360	2,323
Interest expense	554	580	534
Net (gain) loss on divestitures	(245)	(676)	1
Total benefits and expenses	15,978	17,938	14,206
Income before income tax expense (benefit)	2,803	940	10,491
Income tax expense (benefit)	600	(96)	2,012
Net income	2,203	1,036	8,479
Less: Net income (loss) attributable to noncontrolling interests	(27)	(68)	320
Net income attributable to Corebridge	$2,230	$1,104	$8,159
The following table presents certain balance sheet data:.

(in millions, except per common share data)	December 31, 2024	December 31, 2023
Balance sheet data:
Total assets	$389,397	$379,270
Short-term and long-term debt	$10,454	$9,368
Debt of consolidated investment entities	$1,938	$2,504
Total Corebridge shareholders’ equity	$11,462	$11,766
Book value per common share	$20.41	$18.93
Adjusted book value per common share	$39.80	$36.82
Financial Highlights
2024 to 2023 Net Income Comparison
We recorded pre-tax income of $2.8 billion in the year ended December 31, 2024 compared to pre-tax income of $940 million in the year ended December 31, 2023.The change in pre-tax income was primarily due to:
•lower policyholder benefits of $2.7 billion primarily on new pension risk transfer business;
•lower net realized losses of $1.7 billion primarily driven by lower losses on the Fortitude Re balances and index-linked interest credited embedded derivatives, net of related hedges partially offset by higher losses on sales of fixed maturities;
•higher net investment income of $1.2 billion primarily driven by higher base portfolio income and higher variable investment income;

Corebridge | 2024 Form 10-K 88

ITEM 7 Consolidated Results of Operations
•lower general operating expenses of $270 million; and
•higher favorable change in the fair value of market risk benefits, net of $221 million primarily driven by the impacts of higher equity market performance compared to the comparable period in the prior year.
Partially offset by:
•lower premiums of $3.1 billion primarily on new pension risk transfer business;
•higher interest credited to policyholder account balances of $813 million primarily due to growth in fixed annuities, fixed index annuities and GICs; and
•lower net gain on divestitures of $431 million primarily from the gains on the sale of Laya in 2023 and AIG Life U.K. in 2024.
Income tax expense (benefit)
For the year ended December 31, 2024, there was an income tax expense of $600 million on income from operations, resulting in an effective tax rate on income from operations of 21.4%.
Refer to the reconciliation of the GAAP tax rate to the adjusted tax rate presented in “–– Use of Non-GAAP Financial Measures and Key Operating Metrics” presented herein.
Adjusted pre-tax operating income
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Years Ended December 31,
(in millions)	2024	2023	2022
Premiums	$4,600	$7,694	$5,113
Policy fees	2,901	2,797	2,914
Net investment income	11,058	9,839	8,758
Net realized gains (losses)*	85	(2)	170
Advisory fee and other income	934	884	1,000
Total adjusted revenues	19,578	21,212	17,955
Policyholder benefits	6,641	9,368	6,734
Interest credited to policyholder account balances	5,202	4,391	3,725
Amortization of deferred policy acquisition costs	1,060	1,042	1,020
Non-deferrable insurance commissions	588	588	568
Advisory fee expenses	286	261	266
General operating expenses	1,706	1,885	1,984
Interest expense	524	552	484
Total benefits and expenses	16,007	18,087	14,781
Noncontrolling interests	34	68	(320)
Adjusted pre-tax operating income	$3,605	$3,193	$2,854
*Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
2024 to 2023 APTOI Comparison
APTOI increased $412 million, primarily due to:
•lower policyholder benefits of $2.7 billion primarily on new pension risk transfer business;
•higher net investment income of $1.2 billion primarily driven by higher base portfolio income and higher variable investment income;
•lower general operating expenses by $179 million; and
•higher policy fee income of $104 million, primarily due to higher average variable annuity separate account assets driven by increases in the equity markets and higher GMWB fees from fixed and fixed index annuity growth.
Partially offset by:
•lower premiums of $3.1 billion primarily on new pension risk transfer business; and
•higher interest credited to policyholder account balances of $811 million primarily due to growth in fixed annuities, fixed index annuities and GICs.

Corebridge | 2024 Form 10-K 89

ITEM 7 | Business Segment Operations

Business Segment Operations
Our business operations consist of five reportable segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities, registered index linked annuities and variable annuities.
•Group Retirement – consists of recordkeeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and limited non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – consists of term and universal life insurance products in the United States. The International Life business issued individual and group life insurance in the United Kingdom and distributed private medical insurance in Ireland. On October 31, 2023 Corebridge completed the sale of Laya and on April 8, 2024 completed the sale of AIG Life U.K.
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
For a comparative discussion regarding Corebridge’s results of operations for the year ended December 31, 2023 and the year ended December 31, 2022 see the 2023 Form 10-K.
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to the Consolidated Financial Statements.

	Years Ended December 31,
(in millions)	2024	2023	2022
Individual Retirement	$2,478	$2,312	$1,673
Group Retirement	744	754	783
Life Insurance	461	373	447
Institutional Markets	495	379	334
Corporate and Other	(574)	(617)	(395)
Consolidation and elimination	1	(8)	12
Adjusted pre-tax operating income	$3,605	$3,193	$2,854

Corebridge | 2024 Form 10-K 90

ITEM 7 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Years Ended December 31,
(in millions)	2024	2023	2022
Adjusted Revenues:
Premiums	$137	$213	$235
Policy fees	797	708	741
Net investment income:
Base portfolio income	5,562	4,852	3,725
Variable investment income	117	56	163
Net investment income	5,679	4,908	3,888
Advisory fee and other income*	454	426	451
Total adjusted revenues	7,067	6,255	5,315
Benefits and expenses:
Policyholder benefits	126	204	285
Interest credited to policyholder account balances	2,861	2,269	1,916
Amortization of deferred policy acquisition costs	618	572	523
Non-deferrable insurance commissions	388	355	351
Advisory fee expenses	150	141	141
General operating expenses	446	402	426
Total benefits and expenses	4,589	3,943	3,642
Adjusted pre-tax operating income	$2,478	$2,312	$1,673
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
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2024	2023	2022
Spread income(a)	$2,868	$2,694	$2,027
Fee income	1,251	1,134	1,192
Policyholder benefits, net of premiums	11	9	(50)
Non-deferrable insurance commissions	(388)	(355)	(351)
Amortization of DAC and DSI	(668)	(627)	(578)
General operating expenses	(446)	(402)	(426)
Other(b)	(150)	(141)	(141)
Adjusted pre-tax operating income	$2,478	$2,312	$1,673
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $50 million, $55 million and $55 million for the years ended December 31, 2024, 2023 and 2022 respectively.
(b)Other represents advisory fee expenses.
Financial Highlights
2024 to 2023 APTOI Comparison
APTOI increased $166 million, primarily due to:
•higher spread income of $174 million primarily driven by higher base spread income of $113 million due to improved base yields and growth in invested assets driven by higher sales and higher variable investment income of $61 million; and
•higher policy fee income of $117 million, primarily due to higher average variable annuity separate account assets driven by increases in the equity markets and higher GMWB fees from fixed and fixed index annuity growth.
Partially offset by:
•higher amortization of DAC and DSI of $41 million due to growth in fixed and fixed index annuity business; and
•higher non-deferrable insurance commissions of $33 million primarily due to continued growth in the fixed index annuity business and higher variable annuity separate account assets.

Corebridge | 2024 Form 10-K 91

ITEM 7 | Business Segment Operations
AUMA
The following table presents Individual Retirement AUMA by account type:

	Years Ended December 31,
(in millions)	2024	2023	2022
Assets under management and administration:
General account	$111,308	$101,798	$91,518
Separate accounts	48,818	47,893	45,178
Total assets under management and administration	$160,126	$149,691	$136,696

2024 to 2023 AUMA Comparison
AUMA increased $10.4 billion driven by an increase of $9.5 billion in the general account and higher separate accounts asset values of $0.9 billion. The general account increased primarily due to positive general account net flows. The separate account increased primarily due to increases in the equity markets, partially offset by outflows from separate accounts.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Years Ended December 31,
(in millions)	2024	2023	2022
Spread income:
Base portfolio income	$5,562	$4,852	$3,725
Interest credited to policyholder account balances	(2,811)	(2,214)	(1,861)
Base spread income	2,751	2,638	1,864
Variable investment income	117	56	163
Total spread income*	$2,868	$2,694	$2,027
Fee income:
Policy fees	$797	$708	$741
Advisory fees and other income	454	426	451
Total fee income	$1,251	$1,134	$1,192
*Excludes amortization of DSI assets of $50 million, $55 million and $55 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table presents Individual Retirement net investment spread:

	Years Ended December 31,
	2024	2023	2022
Individual Retirement base net investment spread:
Base yield*	5.13	4.89	3.98
Cost of funds	(2.88)	(2.47)	(2.18)
Individual Retirement base net investment spread	2.25%	2.42%	1.80%
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
2024 to 2023 Comparison
See “Financial Highlights.”

Corebridge | 2024 Form 10-K 92

ITEM 7 | Business Segment Operations
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Years Ended December 31,
(in millions)	2024	2023	2022
Fixed annuities	$11,380	$7,880	$5,695
Fixed index annuities and Registered index linked annuities	9,103	8,505	6,316
Variable annuities	1,691	1,786	3,109
Total	$22,174	$18,171	$15,120

Net Flows	Years Ended December 31,
(in millions)	2024	2023	2022
Fixed annuities	$2,510	$(1,870)	$(441)
Fixed index annuities and Registered index linked annuities	4,731	5,632	4,521
Variable annuities	(5,220)	(3,429)	(1,672)
Total	$2,021	$333	$2,408
2024 to 2023 Comparison
Fixed Annuities Net inflows increased by $4.4 billion over the prior year, primarily due to higher premiums and deposits of $3.5 billion due to higher sales and strong customer demand, lower death benefits of $334 million and lower surrenders and withdrawals of $546 million.
Fixed Index Annuities and Registered Index Linked Annuities Net inflows decreased by $901 million primarily due to higher surrenders and withdrawals of $1.4 billion and higher death benefits of $80 million, partially offset by higher premiums and deposits of $598 million.
Variable Annuities Net outflows increased $1.8 billion primarily due to lower premium and deposits of $95 million, higher surrenders and withdrawals of $1.6 billion and higher death benefits of $102 million.
Surrenders
The following table presents Individual Retirement surrender rates:

	Years Ended December 31,
	2024	2023	2022
Fixed annuities	14.5%	16.3%	9.2%
Fixed index annuities and Registered index linked annuities	8.8	6.7	4.8
Variable annuities	10.3	7.8	6.5
The following table presents account values for fixed annuities, fixed index annuities and registered index linked annuities and variable annuities by surrender charge category:

	Years Ended December 31,
	2024			2023			2022
(in millions)	Fixed Annuities	Fixed Index Annuities and Registered index Linked Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities and Registered Index Linked Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities and Registered Index Linked Annuities	Variable Annuities
No surrender charge	$18,450	$2,297	$30,795	$21,793	$1,727	$29,819	$24,889	$2,270	$27,037
Greater than 0% - 2%	1,102	4,271	6,927	1,023	3,326	6,717	1,783	1,353	6,962
Greater than 2% - 4%	2,580	6,958	6,139	2,844	6,413	5,799	2,256	4,532	5,081
Greater than 4%	29,700	32,808	9,923	21,766	28,128	11,014	18,905	25,196	12,082
Non-surrenderable(a)	2,437	—	1,155	2,474	—	1,156	2,453	—	1,155
Total account value(b)	$54,269	$46,334	$54,939	$49,900	$39,594	$54,505	$50,286	$33,351	$52,317
(a)    The non-surrenderable portion of variable annuities relates to funding agreements.
(b)    Includes payout Immediate Annuities and funding agreements.

Corebridge | 2024 Form 10-K 93

ITEM 7 | Business Segment Operations
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed annuities, the proportion of account value subject to surrender charge at December 31, 2024 increased compared to December 31, 2023 primarily due to growth in the business. For fixed index annuities and registered index linked annuities, the proportion of account value subject to surrender charge at December 31, 2024 was slightly lower compared to December 31, 2023 due to the aging of the business. The increase in the proportion of account value with no surrender charge for variable annuities as of December 31, 2024 compared to December 31, 2023 was principally due to normal aging of the business.
Group Retirement
Group Retirement Results

	Years Ended December 31,
(in millions)	2024	2023	2022
Adjusted Revenues:
Premiums	$12	$20	$19
Policy fees	442	406	415
Net investment income:
Base portfolio income	1,864	1,946	1,882
Variable investment income	56	50	118
Net investment income	1,920	1,996	2,000
Advisory fee and other income*	343	309	305
Total adjusted revenues	2,717	2,731	2,739
Benefits and expenses:
Policyholder benefits	13	31	35
Interest credited to policyholder account balances	1,206	1,182	1,147
Amortization of deferred policy acquisition costs	85	82	80
Non-deferrable insurance commissions	120	124	123
Advisory fee expenses	134	118	124
General operating expenses	415	440	447
Total benefits and expenses	1,973	1,977	1,956
Adjusted pre-tax operating income	$744	$754	$783
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
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2024	2023	2022
Spread income(a)	$727	$828	$867
Fee income(b)	785	715	720
Policyholder benefits, net of premiums	(1)	(11)	(16)
Non-deferrable insurance commissions	(120)	(124)	(123)
Amortization of DAC and DSI	(98)	(96)	(94)
General operating expenses	(415)	(440)	(447)
Other(c)	(134)	(118)	(124)
Adjusted pre-tax operating income	$744	$754	$783
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $13 million, $14 million and $14 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)Fee income represents policy fee and advisory fee and other income.
(c)Other consists of advisory fee expenses.

Corebridge | 2024 Form 10-K 94

ITEM 7 | Business Segment Operations
Financial Highlights
2024 to 2023 APTOI Comparison
APTOI decreased $10 million, primarily due to:
•lower spread income of $101 million due to lower base spread income of $107 million reflecting lower base portfolio income and higher crediting rates partially offset by an increase in variable investment income of $6 million primarily due to higher alternative investment income.
Partially offset by:
•higher fee income, net of advisory fee expenses of $54 million due to higher average separate account, advisory, and mutual fund assets driven by improved equity market performance; and
•lower general operating expenses of $25 million.
AUMA
The following table presents Group Retirement AUMA by product:

	Years Ended December 31,
(in millions)	2024	2023	2022
AUMA by asset type:
In-plan spread based	$22,330	$25,160	$27,473
In-plan fee based	57,961	54,807	47,838
Total in-plan AUMA(a)	80,291	79,967	75,311
Out-of-plan proprietary - General Account	16,765	16,664	16,769
Out-of-plan proprietary - Separate Accounts	11,116	11,075	10,429
Total out-of-plan proprietary annuities	27,881	27,739	27,198
Advisory and brokerage assets	16,127	14,475	12,423
Total out-of-plan AUMA(b)	44,008	42,214	39,621
Total AUMA	$124,299	$122,181	$114,932
(a)Includes $13.1 billion of AUMA at December 31, 2024, $12.7 billion of AUMA at December 31, 2023 and $12.5 billion of AUMA at December 31, 2022 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)    Includes $13.4 billion of AUMA at December 31, 2024, $12.0 billion of AUMA at December 31, 2023 and $10.7 billion of AUMA at December 31, 2022 that is associated with our out-of-plan investment advisory service that we offer to participants at an additional fee.
2024 to 2023 AUMA Comparison
In-plan assets increased by $324 million driven by a $3.2 billion increase in fee based assets, primarily due to higher equity markets, partially offset by $2.8 billion decrease in spread based assets, primarily due to negative net flows. Out-of-plan proprietary annuity assets increased by $142 million, primarily due to positive net flows. The increase of advisory and brokerage assets of $1.7 billion was driven by net new client deposits and higher equity markets.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Years Ended December 31,
(in millions)	2024	2023	2022
Spread income:
Base portfolio income	$1,864	$1,946	$1,882
Interest credited to policyholder account balances	(1,193)	(1,168)	(1,133)
Base spread income	671	778	749
Variable investment income	56	50	118
Total spread income*	$727	$828	$867
Fee income:
Policy fees	$442	$406	$415
Advisory fees and other income	343	309	305
Total fee income	$785	$715	$720
*Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $13 million, $14 million and $14 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Corebridge | 2024 Form 10-K 95

ITEM 7 | Business Segment Operations

	Years Ended December 31,
	2024	2023	2022
Base net investment spread:
Base yield*	4.25%	4.27%	4.04%
Cost of funds	(2.96)	(2.76)	(2.60)
Base net investment spread	1.29%	1.51%	1.44%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
2024 to 2023 Comparison
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

Premiums and Deposits and Net Flows	Years Ended December 31,
(in millions)	2024	2023	2022
In-plan(a)(b)	$4,901	$5,165	$5,818
Out-of-plan proprietary variable annuity	741	712	975
Out-of-plan proprietary fixed and index annuities	1,989	2,206	1,149
Premiums and deposits(c)	$7,631	$8,083	$7,942
Net Flows	$(9,086)	$(6,302)	$(3,111)
(a)In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)Includes inflows related to in-plan mutual funds of $3.1 billion, $3.2 billion and $3.5 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
(c)Excludes client deposits into advisory and brokerage accounts of $3.1 billion, $2.4 billion and $2.1 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
2024 to 2023 Comparison
Net flows remained negative and declined by $2.8 billion primarily due to an increase in surrenders and withdrawals of $2.2 billion, a decrease in deposits of $452 million and an increase in death and payout benefit annuity benefits of $138 million. Large plan acquisitions and surrenders resulted in lower net flows of $806 million compared to the prior year.
Surrenders
The following table presents Group Retirement surrender rates:

	Years Ended December 31,
	2024	2023	2022
Surrender rates	14.3%	12.9%	9.5%
The following table presents account value for Group Retirement annuities by surrender charge category:

	Years Ended December 31,
(in millions)	2024	2023	2022
No surrender charge(a)	$69,208	$70,500	$69,885
Greater than 0% - 2%	1,421	1,251	454
Greater than 2% - 4%	1,472	1,698	435
Greater than 4%	6,748	5,757	6,281
Non-surrenderable	263	490	945
Total account value(b)(c)	$79,112	$79,696	$78,000
(a)Group Retirement amounts in this category include account values in the general account of approximately $3.7 billion, $4.1 billion and $4.5 billion for the years ended December 31, 2024, 2023 and 2022, respectively, which are subject to 20% percent annual withdrawal limitations at the participant level and account values in the general account of $4.9 billion, $5.3 billion and $5.8 billion for the years ended December 31, 2024, 2023 and 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(b)Excludes mutual fund assets under administration of $29.5 billion, $27.8 billion and $24.0 billion at December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
(c)Includes payout Immediate Annuities and funding agreements.

Corebridge | 2024 Form 10-K 96

ITEM 7 | Business Segment Operations
2024 to 2023 Comparison
Group Retirement annuity deposits are typically subject to a four- to seven-year surrender charge period, depending on the product. In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges. Group Retirement annuity account values with no surrender charge decreased compared to December 31, 2023 primarily due to increased surrender activity caused by increased credited rates within the market.
Life Insurance
Life Insurance Results

	Years Ended December 31,
(in millions)	2024	2023	2022
Adjusted Revenues:
Premiums	$1,483	$1,776	$1,864
Policy fees	1,465	1,488	1,564
Net investment income:
Base portfolio income	1,302	1,275	1,282
Variable investment income	19	7	107
Net investment income	1,321	1,282	1,389
Other income	82	93	121
Total adjusted revenues	4,351	4,639	4,938
Benefits and expenses:
Policyholder benefits	2,681	2,838	3,010
Interest credited to policyholder account balances	336	340	342
Amortization of deferred policy acquisition costs	344	379	410
Non-deferrable insurance commissions	58	88	72
Advisory fee expenses	2	2	1
General operating expenses	469	619	656
Total benefits and expenses	3,890	4,266	4,491
Adjusted pre-tax operating income	$461	$373	$447
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2024	2023	2022
Underwriting margin(a) (b)	$1,368	$1,442	$1,561
General operating expenses	(469)	(619)	(656)
Non-deferrable insurance commissions(c)	(58)	(88)	(72)
Amortization of DAC	(344)	(379)	(410)
Impact of annual actuarial assumption update excluded from Underwriting margin	(34)	19	25
Other(d)	(2)	(2)	(1)
Adjusted pre-tax operating income	$461	$373	$447
(a)Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances.
(b) Includes International life underwriting margin of $33 million, $226 million and $245 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(c)2024 includes a $5 million favorable impact from the of annual actuarial assumption update.
(d)Other primarily represents advisory fee expenses.
Financial Highlights
2024 to 2023 APTOI Comparison
Reported APTOI reflects the results of AIG Life U.K. until April 2024 and Laya until October 2023.
APTOI increased $88 million, primarily due to:
•favorable domestic underwriting margin of $119 million, driven by favorable mortality, reinsurance recapture impacts, and investment performance; and

Corebridge | 2024 Form 10-K 97

ITEM 7 | Business Segment Operations
•lower domestic general operating expenses of $22 million, driven by expense efficiencies.
Partially offset by:
•unfavorable impact of $29 million from the annual review and update of actuarial assumptions in 2024 compared to a favorable impact of $19 million from the annual review and update of actuarial assumptions in 2023.
AUMA
The following table presents Life Insurance AUMA:

	December 31,
(in millions)	2024	2023	2022
Total AUMA*	$26,466	$26,691	$27,760
*The December 31, 2023 AUMA excludes $181 million, of assets that were reclassified to Assets held-for-sale in the Consolidated Balance Sheets.
December 31, 2024 to December 31, 2023 AUMA Comparison
AUMA decreased $225 million in the year ended December 31, 2024 compared to the prior year-end due to interest rate movements.
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Years Ended December 31,
(in millions)	2024	2023	2022
Premiums	$1,483	$1,776	$1,864
Policy fees	1,465	1,488	1,564
Net investment income	1,321	1,282	1,389
Other income	82	93	121
Policyholder benefits	(2,681)	(2,838)	(3,010)
Interest credited to policyholder account balances	(336)	(340)	(342)
Less: Impact of annual actuarial assumption update	34	(19)	(25)
Underwriting margin*	$1,368	$1,442	$1,561
*     Includes International life underwriting margin of $33 million, $226 million and $245 million for the years ended December 31, 2024, 2023 and 2022, respectively.
2024 to 2023 Comparison
See “Financial Highlights.”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Years Ended December 31,
(in millions)	2024	2023	2022
Traditional Life	$1,856	$1,811	$1,820
Universal Life	1,579	1,583	1,600
Total U.S.	3,435	3,394	3,420
International	240	906	816
Premiums and deposits	$3,675	$4,300	$4,236
2024 to 2023 Comparison
Premiums and deposits decreased $625 million for the year ended December 31, 2024 compared to the prior year, reflecting the sale of AIG Life U.K. on April 8, 2024. Total U.S. life premiums and deposits increased primarily due to higher Term Life premiums.

Corebridge | 2024 Form 10-K 98

ITEM 7 | Business Segment Operations
Institutional Markets
Institutional Markets Results

	Years Ended December 31,
(in millions)	2024	2023	2022
Adjusted Revenues:
Premiums	$2,894	$5,607	$2,913
Policy fees	197	195	194
Net investment income:
Base portfolio income	2,041	1,534	995
Variable investment income	86	52	54
Net investment income	2,127	1,586	1,049
Other income	8	2	2
Total adjusted revenues	5,226	7,390	4,158
Benefits and expenses:
Policyholder benefits	3,821	6,298	3,404
Interest credited to policyholder account balances	799	600	320
Amortization of deferred policy acquisition costs	13	9	7
Non-deferrable insurance commissions	20	19	20
General operating expenses	78	85	73
Total benefits and expenses	4,731	7,011	3,824
Adjusted pre-tax operating income	$495	$379	$334
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2024	2023	2022
Spread income(a)	$454	$355	$285
Fee income(b)	62	64	63
Underwriting margin(c)	81	71	77
Non-deferrable insurance commissions	(20)	(19)	(20)
General operating expenses	(78)	(85)	(73)
Other(d)	(4)	(7)	2
Adjusted pre-tax operating income	$495	$379	$334
(a)Represents spread income on GIC, PRT and structured settlement products.
(b)Represents fee income on SVW products.
(c)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
(d)Includes net investment income on SVW products of $5 million for the year ended December 31, 2022.
Financial Highlights
2024 to 2023 APTOI Comparison
APTOI increased $116 million, primarily due to:
•higher spread income of $99 million primarily driven by $71 million higher base portfolio spread income and $33 million higher variable investment income from private equity investments; and
•higher underwriting margin of $10 million driven by $8 million higher base portfolio income.

Corebridge | 2024 Form 10-K 99

ITEM 7 | Business Segment Operations
AUMA
The following table presents Institutional Markets AUMA:

	Years Ended December 31,
(in millions)	2024	2023	2022
SVW (AUA)	$45,000	$44,607	$47,078
GIC, PRT and Structured settlements (AUM)	40,722	33,579	23,096
All other (AUM)	7,390	7,099	7,590
Total AUMA	$93,112	$85,285	$77,764
2024 to 2023 AUMA Comparison
AUMA increased $7.8 billion, primarily due to premiums and deposits of PRT and GIC products of $8.3 billion, primarily PRT and GIC products and investment performance and other activity of $3.7 billion, partially offset by benefit payments on the GIC, PRT and structured settlement products of $3.2 billion and net outflows of $914 million from SVW products.
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Years Ended December 31,
(in millions)	2024	2023	2022
Premiums	$2,929	$5,642	$2,950
Net investment income	1,978	1,446	901
Policyholder benefits	(3,754)	(6,243)	(3,352)
Interest credited to policyholder account balances	(689)	(490)	(213)
Less: impact of annual actuarial assumption update	(10)	—	(1)
Total spread income(a)	$454	$355	$285
SVW fees	$62	$64	$63
Total fee income	$62	$64	$63
Premiums	$(35)	$(35)	$(37)
Policy fees (excluding SVW)	135	131	131
Net investment income	149	140	143
Other income	8	2	2
Policyholder benefits	(67)	(55)	(52)
Interest credited to policyholder account balances	(110)	(110)	(107)
Less: impact of annual actuarial assumption update	1	(2)	(3)
Total underwriting margin(b)	$81	$71	$77
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
2024 to 2023 Comparison
See “Financial Highlights.”
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Years Ended December 31,
(in millions)	2024	2023	2022
PRT	$2,765	$5,401	$2,749
GICs	4,958	3,344	1,000
Other*	539	588	576
Premiums and deposits	$8,262	$9,333	$4,325
*Other principally consists of structured settlements and Corporate Markets products.
2024 to 2023 Comparison
Premiums and deposits decreased compared to the prior year period by $1.1 billion, primarily due to lower premiums on new PRT business of $2.6 billion, partially offset by higher deposits on new GICs of $1.6 billion.

Corebridge | 2024 Form 10-K 100

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
Corporate and Other Results

	Years Ended December 31,
(in millions)	2024	2023	2022
Adjusted Revenues:
Premiums(a)	$74	$78	$82
Net investment income	33	92	473
Net realized gains (losses) on real estate investments	85	(2)	170
Other income	47	54	121
Total adjusted revenues	239	222	846
Benefits and expenses:
Policyholder benefits	—	(3)	—
Non-deferrable insurance commissions	2	2	2
General operating expenses:
Corporate and other	235	270	241
Asset management(b)	67	69	143
Total general operating expenses	302	339	384
Interest expense:
Corporate	443	431	299
Asset management and other	100	138	236
Total interest expense	543	569	535
Total benefits and expenses	847	907	921
Noncontrolling interest(c)	34	68	(320)
Adjusted pre-tax operating (loss) before consolidation and eliminations	(574)	(617)	(395)
Consolidations and eliminations	1	(8)	12
Adjusted pre-tax operating (loss)	$(573)	$(625)	$(383)

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

	Years Ended December 31,
(in millions)	2024	2023	2022
Corporate expenses	$(137)	$(175)	$(160)
Interest expense on financial debt	(443)	(431)	(299)
Asset management	60	16	38
Consolidated investment entities	(4)	2	24
Other(a)(b)	(49)	(37)	14
Adjusted pre-tax operating loss	$(573)	$(625)	$(383)
(a)Includes $56 million for the year ended December 31, 2022 related to Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities.
(b)Includes $(32) million for the year ended December 31, 2022 related to non-recurring losses associated with the unwind of internal securitizations with AIG as part of separation.

Corebridge | 2024 Form 10-K 101

ITEM 7 | Business Segment Operations
Financial Highlights
2024 to 2023 APTOI Comparison
Adjusted pre-tax operating loss decreased $52 million primarily due to:
•higher asset management income of $44 million driven by higher income from legacy investments; and
•lower corporate expenses of $38 million primarily driven by Corebridge Forward, our modernization program delivering both expense reduction and increased efficiency.
Partially offset by:
•higher losses from Other sources of earnings of $12 million.

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector, issuer and geographic perspectives. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At December 31, 2024, for $216.4 billion of invested assets supporting our insurance operating companies, approximately 45% were in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 34% of our fixed income securities, and 99% were investment grade. At December 31, 2023, for $202.8 billion of invested assets supporting our insurance operating companies, approximately 47% were in corporate debt securities. MBS, ABS and CLOs represent 31% of our fixed income securities and 99% were investment grade.
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
We believe that Blackstone’s ability to originate attractive and privately sourced, fixed-income oriented assets, is accretive to our businesses and provide us with an enhanced competitive advantage as we have been able to expand our investment capabilities, access new asset classes and improve our investment yields. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital position.
As of December 31, 2024, Blackstone managed $68.8 billion in book value of assets in our investment portfolio.
Under the investment management agreements with BlackRock and its investment advisory affiliates, as of December 31, 2024, BlackRock managed approximately $86.8 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management. The investment management agreements with BlackRock provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance. The investment management agreements contain detailed investment guidelines and reporting requirements.

Corebridge | 2024 Form 10-K 102

ITEM 7 | Investments
Some of our key investment strategies are as follows:
•our fundamental strategy across the portfolios is to seek investments with similar characteristics to the associated insurance liabilities to the extent practicable;
•we seek to purchase investments that offer enhanced yield through illiquidity premiums, such as private placements and commercial mortgage and residential loans, which also add portfolio diversification. These assets typically afford credit protections through covenants, ability to customize structures that meet our insurance liability needs and deeper due diligence given information access;
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
Asset-Liability Management
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

Corebridge | 2024 Form 10-K 103

ITEM 7 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
December 31, 2024
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,127	$241	$1,368
Obligations of states, municipalities and political subdivisions	4,085	576	4,661
Non-U.S. governments	3,670	234	3,904
Corporate debt	95,943	10,535	106,478
Mortgage-backed, asset-backed and collateralized:
RMBS	15,274	510	15,784
CMBS	9,127	450	9,577
CLO	9,985	133	10,118
ABS	18,375	575	18,950
Total mortgage-backed, asset-backed and collateralized	52,761	1,668	54,429
Total bonds available-for-sale	157,586	13,254	170,840
Other bond securities	348	4,914	5,262
Total fixed maturities	157,934	18,168	176,102
Equity securities	56	—	56
Mortgage and other loans receivable:
Residential mortgages	12,671	—	12,671
Commercial mortgages	32,094	3,075	35,169
Life insurance policy loans	1,411	315	1,726
Commercial loans, other loans and notes receivable	3,053	149	3,202
Total mortgage and other loans receivable(a)	49,229	3,539	52,768
Other invested assets(b)	7,800	2,051	9,851
Short-term investments	4,707	274	4,981
Total(c)	$219,726	$24,032	$243,758
December 31, 2023
Bonds available-for-sale:
U.S. government and government-sponsored entities	$946	$274	$1,220
Obligations of states, municipalities and political subdivisions	5,178	653	5,831
Non-U.S. governments	3,782	275	4,057
Corporate debt	94,118	11,964	106,082
Mortgage-backed, asset-backed and collateralized:
RMBS	13,531	746	14,277
CMBS	9,493	488	9,981
CLO	10,938	206	11,144
ABS	13,337	598	13,935
Total mortgage-backed, asset-backed and collateralized	47,299	2,038	49,337
Total bonds available-for-sale	151,323	15,204	166,527
Other bond securities	366	4,212	4,578
Total fixed maturities	151,689	19,416	171,105
Equity securities	63	—	63
Mortgage and other loans receivable:
Residential mortgages	8,428	—	8,428
Commercial mortgages	30,354	3,204	33,558
Life insurance policy loans	1,416	330	1,746
Commercial loans, other loans and notes receivable	2,961	174	3,135
Total mortgage and other loans receivable(a)	43,159	3,708	46,867
Other invested assets(b)	8,163	2,094	10,257
Short-term investments	4,207	129	4,336
Total(c)	$207,281	$25,347	$232,628
(a)Net of total allowance for credit losses for $771 million and $698 million at December 31, 2024 and December 31, 2023, respectively.
(b)Other invested assets, excluding Fortitude Re funds withheld assets, include $5.8 billion and $5.6 billion of private equity funds as of December 31, 2024 and December 31, 2023, respectively, which are generally reported on a one-quarter lag.
(c)Includes the consolidation of approximately $4.9 billion and $5.9 billion of consolidated investment entities at December 31, 2024 and December 31, 2023, respectively.

Corebridge | 2024 Form 10-K 104

ITEM 7 | Investments
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	December 31, 2024	December 31, 2023
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,127	$945
Obligations of states, municipalities and political subdivisions	4,085	5,178
Non-U.S. governments	3,669	3,782
Corporate debt
Public credit	75,491	73,014
Private credit	20,802	21,388
Total corporate debt	96,293	94,402
Mortgage-backed, asset-backed and collateralized:
RMBS	15,754	13,941
CMBS	9,127	9,493
CLO	9,933	10,893
ABS	18,374	13,337
Total mortgage-backed, asset-backed and collateralized	53,188	47,664
Total bonds available-for-sale	158,362	151,971
Other bond securities	312	329
Total fixed maturities	158,674	152,300
Equity securities	53	55
Mortgage and other loans receivable:
Residential mortgages	11,128	6,869
Commercial mortgages	32,660	30,892
Commercial loans, other loans and notes receivable	3,133	3,040
Total mortgage and other loans receivable(a)(b)	46,921	40,801
Other invested assets
Hedge funds	132	222
Private equity(c)	5,540	5,012
Real estate investments	313	270
Other invested assets - All other	308	290
Total other invested assets	6,293	5,794
Short-term investments	4,428	3,881
Total(d)	$216,369	$202,831
(a)Does not reflect allowance for credit loss on mortgage loans of $710 million and $623 million at December 31, 2024 and December 31, 2023, respectively.
(b)Does not reflect policy loans of $1.4 billion and $1.4 billion at December 31, 2024 and December 31, 2023, respectively.
(c)Private equity funds are generally reported on a one-quarter lag.
(d)Excludes approximately $4.9 billion and $5.9 billion of consolidated investment entities as well as $2.3 billion and $2.3 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at December 31, 2024 and December 31, 2023, respectively.
Credit Ratings
At December 31, 2024, nearly all our fixed maturity securities were held by our U.S. entities and 93% of these securities were rated investment grade by one or more of the principal rating agencies.
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

Corebridge | 2024 Form 10-K 105

ITEM 7 | Investments
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of December 31, 2024 and December 31, 2023, 95% and 95%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 95% and 95% investment grade as of December 31, 2024 and December 31, 2023, respectively. The remaining below investment grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
December 31, 2024
Other fixed maturity securities	$46,274	$51,348	$97,622	$4,151	$2,499	$524	$73	$7,247	$104,869
Mortgage-backed, asset-backed and collateralized	44,725	7,617	52,342	371	172	69	17	629	52,971
Total(b)	$90,999	$58,965	$149,964	$4,522	$2,671	$593	$90	$7,876	$157,840
Fortitude Re funds withheld assets									$18,168
Total fixed maturities									$176,008
December 31, 2023
Other fixed maturity securities	$49,628	$46,891	$96,519	$4,104	$2,983	$389	$58	$7,534	$104,053
Mortgage-backed, asset-backed and collateralized	41,165	5,806	46,971	307	224	44	11	586	47,557
Total(b)	$90,793	$52,697	$143,490	$4,411	$3,207	$433	$69	$8,120	$151,610
Fortitude Re funds withheld assets									$19,416
Total fixed maturities									$171,026
(a)Includes $2 million and $1 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of December 31, 2024 and $63 million and $6 million of NAIC 4 and 5 securities, respectively, as of December 31, 2023. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $94 million and $79 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2024 and December 31, 2023, respectively.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	December 31, 2024	December 31, 2023
NAIC 1	$91,475	$91,207
NAIC 2	59,320	53,029
NAIC 3	4,525	4,408
NAIC 4	2,671	3,147
NAIC 5 and 6	683	496
Total(a)(b)	$158,674	$152,287
(a)Excludes approximately $61 million and $121 million of consolidated investment entities and $800 million and $732 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at December 31, 2024 and December 31, 2023, respectively.
(b)Excludes $0 million and $13 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2024 and December 31, 2023, respectively.

Corebridge | 2024 Form 10-K 106

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
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
December 31, 2024
Other fixed maturity securities	$46,770	$50,941	$97,711	$4,058	$2,538	$562	$7,158	$104,869
Mortgage-backed, asset-backed and collateralized	41,521	8,358	49,879	427	371	2,294	3,092	52,971
Total(c)	$88,291	$59,299	$147,590	$4,485	$2,909	$2,856	$10,250	$157,840
Fortitude Re funds withheld assets								$18,168
Total fixed maturities								$176,008
December 31, 2023
Other fixed maturity securities	$49,833	$46,706	$96,539	$4,083	$3,014	$417	$7,514	$104,053
Mortgage-backed, asset-backed and collateralized	37,795	6,439	44,234	430	335	2,558	3,323	47,557
Total(c)	$87,628	$53,145	$140,773	$4,513	$3,349	$2,975	$10,837	$151,610
Fortitude Re funds withheld assets								$19,416
Total fixed maturities								$171,026
(a)Includes $1.5 billion and $2.7 billion at December 31, 2024 and December 31, 2023, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)Includes $3 million of consolidated CLOs as of December 31, 2024 and $76 million as of December 31, 2023. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c)Excludes $94 million and $79 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2024 and December 31, 2023, respectively.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
December 31, 2024
Other fixed maturity securities	$46,770	$51,291	$98,061	$4,055	$2,537	$561	$7,153	$105,214
Mortgage-backed, asset-backed and collateralized	41,985	8,375	50,360	433	373	2,294	3,100	53,460
Total fixed maturities(a)(b)	$88,755	$59,666	$148,421	$4,488	$2,910	$2,855	$10,253	$158,674
December 31, 2023
Other fixed maturity securities	$49,836	$47,056	$96,892	$4,079	$2,957	$408	$7,444	$104,336
Mortgage-backed, asset-backed and collateralized	38,204	6,422	44,626	434	338	2,553	3,325	47,951
Total fixed maturities(a)(b)	$88,040	$53,478	$141,518	$4,513	$3,295	$2,961	$10,769	$152,287
(a)Excludes approximately $61 million and $121 million of consolidated investment entities and $800 million and $732 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at December 31, 2024 and December 31, 2023, respectively.
(b)Excludes $0 million and $13 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2024 and December 31, 2023, respectively.
For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk.”

Corebridge | 2024 Form 10-K 107

ITEM 7 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Rating:
Other fixed maturity securities*
AAA	$1,472	$1,656	$—	$—	$1,472	$1,656
AA	21,297	21,970	16	14	21,313	21,984
A	23,985	26,193	—	—	23,985	26,193
BBB	50,924	46,688	17	18	50,941	46,706
Below investment grade	7,143	7,506	9	10	7,152	7,516
Non-rated	4	11	2	—	6	11
Total	$104,825	$104,024	$44	$42	$104,869	$104,066
Mortgage-backed, asset-
backed and collateralized
AAA	$10,679	$9,720	$12	$19	$10,691	$9,739
AA	23,053	20,577	74	83	23,127	20,660
A	7,599	7,293	104	103	7,703	7,396
BBB	8,306	6,383	52	56	8,358	6,439
Below investment grade	3,070	3,297	21	19	3,091	3,316
Non-rated	54	29	41	44	95	73
Total	$52,761	$47,299	$304	$324	$53,065	$47,623
Total
AAA	$12,151	$11,376	$12	$19	$12,163	$11,395
AA	44,350	42,547	90	97	44,440	42,644
A	31,584	33,486	104	103	31,688	33,589
BBB	59,230	53,071	69	74	59,299	53,145
Below investment grade	10,213	10,803	30	29	10,243	10,832
Non-rated	58	40	43	44	101	84
Total	$157,586	$151,323	$348	$366	$157,934	$151,689

Corebridge | 2024 Form 10-K 108

ITEM 7 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Rating:
Other fixed maturity securities*
AAA	$342	$387	$21	$23	$363	$410
AA	3,128	3,603	1,092	795	4,220	4,398
A	3,217	3,559	142	158	3,359	3,717
BBB	4,513	5,084	1,461	1,225	5,974	6,309
Below investment grade	386	533	421	457	807	990
Non-rated	—	—	4	6	4	6
Total	$11,586	$13,166	$3,141	$2,664	$14,727	$15,830
Mortgage-backed, asset- backed and collateralized
AAA	$117	$141	$80	$117	$197	$258
AA	740	770	691	555	1,431	1,325
A	171	238	217	225	388	463
BBB	326	361	718	591	1,044	952
Below investment grade	314	526	66	59	380	585
Non-rated	—	2	1	1	1	3
Total	$1,668	$2,038	$1,773	$1,548	$3,441	$3,586
Total
AAA	$459	$528	$101	$140	$560	$668
AA	3,868	4,373	1,783	1,350	5,651	5,723
A	3,388	3,797	359	383	3,747	4,180
BBB	4,839	5,445	2,179	1,816	7,018	7,261
Below investment grade	700	1,059	487	516	1,187	1,575
Non-rated	—	2	5	7	5	9
Total	$13,254	$15,204	$4,914	$4,212	$18,168	$19,416

Corebridge | 2024 Form 10-K 109

ITEM 7 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Rating:
Other fixed maturity securities*
AAA	$1,814	$2,043	$21	$23	$1,835	$2,066
AA	24,425	25,573	1,108	809	25,533	26,382
A	27,202	29,752	142	158	27,344	29,910
BBB	55,437	51,772	1,478	1,243	56,915	53,015
Below investment grade	7,529	8,039	430	467	7,959	8,506
Non-rated	4	11	6	6	10	17
Total	$116,411	$117,190	$3,185	$2,706	$119,596	$119,896
Mortgage-backed, asset-backed and collateralized
AAA	$10,796	$9,861	$92	$136	$10,888	$9,997
AA	23,793	21,347	765	638	24,558	21,985
A	7,770	7,531	321	328	8,091	7,859
BBB	8,632	6,744	770	647	9,402	7,391
Below investment grade	3,384	3,823	87	78	3,471	3,901
Non-rated	54	31	42	45	96	76
Total	$54,429	$49,337	$2,077	$1,872	$56,506	$51,209
Total
AAA	$12,610	$11,904	$113	$159	$12,723	$12,063
AA	48,218	46,920	1,873	1,447	50,091	48,367
A	34,972	37,283	463	486	35,435	37,769
BBB	64,069	58,516	2,248	1,890	66,317	60,406
Below investment grade	10,913	11,862	517	545	11,430	12,407
Non-rated	58	42	48	51	106	93
Total	$170,840	$166,527	$5,262	$4,578	$176,102	$171,105
*Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	December 31, 2024			December 31, 2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Chile	$425	$13	$438	$357	$13	$370
Indonesia	322	30	352	344	23	367
Mexico	268	17	285	257	13	270
France	262	18	280	229	18	247
United Arab Emirates	205	1	206	221	4	225
Qatar	191	41	232	204	61	265
Saudi Arabia	189	18	207	185	20	205
Colombia	148	25	173	155	26	181
Norway	144	—	144	160	—	160
Peru	140	4	144	140	8	148
Other	1,377	93	1,470	1,530	102	1,632
Total*	$3,671	$260	$3,931	$3,782	$288	$4,070
*Includes bonds available-for-sale and other bond securities.

Corebridge | 2024 Form 10-K 110

ITEM 7 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	December 31, 2024			December 31, 2023
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$27,043	$2,199	$29,242	$25,875	$2,429	$28,304
Utilities	14,815	2,327	17,142	14,108	2,545	16,653
Communications	5,757	593	6,350	5,957	730	6,687
Consumer noncyclical	11,553	1,247	12,800	12,093	1,444	13,537
Capital goods	3,767	360	4,127	4,230	412	4,642
Energy	9,238	929	10,167	8,323	1,096	9,419
Consumer cyclical	5,464	440	5,904	5,114	520	5,634
Basic materials	3,568	279	3,847	3,141	350	3,491
Other	14,738	2,161	16,899	15,277	2,438	17,715
Total*	$95,943	$10,535	$106,478	$94,118	$11,964	$106,082
*    93% and 93% of investments were rated investment grade at December 31, 2024 and December 31, 2023, respectively.

Corebridge | 2024 Form 10-K 111

ITEM 7 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	December 31, 2024		December 31, 2023
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$3,683	25%	$4,218	31%
AAA	5		20
AA	3,678		4,198
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	3,349	22%	3,147	23%
AAA	975		692
AA	707		685
A	72		38
BBB	59		54
Below investment grade	1,536		1,678
Non-rated	—		—
Sub-prime RMBS	1,042	7%	1,124	8%
AAA	7		—
AA	74		78
A	87		60
BBB	28		50
Below investment grade	846		936
Non-rated	—		—
Prime non-agency	3,272	21%	2,399	18%
AAA	1,784		1,163
AA	823		847
A	299		198
BBB	258		76
Below investment grade	107		113
Non-rated	1		2
Other housing related	3,928	25%	2,643	20%
AAA	2,694		1,822
AA	628		465
A	397		246
BBB	197		93
Below investment grade	12		13
Non-rated	—		4
Total RMBS excluding Fortitude Re funds withheld assets	15,274	100%	13,531	100%
Total RMBS Fortitude Re funds withheld assets	510		746
Total RMBS*	$15,784		$14,277
*    Includes $1.5 billion and $2.7 billion at December 31, 2024 and December 31, 2023, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | 2024 Form 10-K 112

ITEM 7 | Investments
Investments in CMBS
The following table presents our CMBS available-for-sale securities:

	December 31, 2024		December 31, 2023
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$8,098	88%	$8,265	87%
AAA	3,143		3,691
AA	3,087		2,855
A	774		753
BBB	740		621
Below investment grade	354		345
Non-rated	—		—
Agency	871	10%	815	9%
AAA	3		3
AA	868		812
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Other	158	2%	413	4%
AAA	42		91
AA	4		130
A	15		100
BBB	97		92
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	9,127	100%	9,493	100%
Total Fortitude Re funds withheld assets	450		488
Total	$9,577		$9,981
The fair value of CMBS holdings increased slightly during the year ended December 31, 2024. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination.

Corebridge | 2024 Form 10-K 113

ITEM 7 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available-for-sale securities by collateral type:

	December 31, 2024		December 31, 2023
(dollars in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$9,983	35%	$10,808	44%
AAA	1,435		1,741
AA	4,929		5,246
A	2,548		3,058
BBB	1,008		727
Below investment grade	10		13
Non-rated	53		23
CDO - other	2	—%	130	1%
AAA	—		1
AA	—		125
A	—		—
BBB	—		1
Below investment grade	2		3
Non-rated	—		—
ABS	18,375	65%	13,337	55%
AAA	593		496
AA	8,252		5,136
A	3,407		2,840
BBB	5,919		4,669
Below investment grade	204		196
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	28,360	100%	24,275	100%
Total Fortitude Re funds withheld assets	708		804
Total	$29,068		$25,079
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2024	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$27,114	$916	2,457	$1,829	$590	130	$—	$—	—	$28,943	$1,506	2,587
7-11 months	4,479	361	329	1,718	557	143	1	—	—	6,198	918	472
12 months or more	55,089	5,370	6,141	32,251	10,002	2,838	522	286	29	87,862	15,658	9,008
Total	86,682	6,647	8,927	35,798	11,149	3,111	523	286	29	123,003	18,082	12,067
Below investment grade bonds
0-6 months	2,204	71	398	89	27	19	3	3	3	2,296	101	420
7-11 months	321	21	53	1	—	1	—	—	2	322	21	56
12 months or more	3,038	210	691	581	173	103	18	13	8	3,637	396	802
Total	5,563	302	1,142	671	200	123	21	16	13	6,255	518	1,278
Total bonds
0-6 months	29,318	987	2,855	1,918	617	149	3	3	3	31,239	1,607	3,007
7-11 months	4,800	382	382	1,719	557	144	1	—	2	6,520	939	528
12 months or more	58,127	5,580	6,832	32,832	10,175	2,941	540	299	37	91,499	16,054	9,810
Total excluding Fortitude Re funds withheld assets	$92,245	$6,949	10,069	$36,469	$11,349	3,234	$544	$302	42	$129,258	$18,600	13,345
Total Fortitude Re funds withheld assets										$15,499	$3,416	702
Total										$144,757	$22,016	14,047

Corebridge | 2024 Form 10-K 114

ITEM 7 | Investments

December 31, 2023	Less Than or Equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)	Cost(c)	Unrealized Loss	Items(d)
Investment grade bonds
0-6 months	$8,072	$358	964	$2,687	$779	209	$6	$3	—	$10,765	$1,140	1,173
7-11 months	9,583	490	880	2,176	628	178	4	2	—	11,763	1,120	1,058
12 months or more	74,309	6,603	7,899	28,479	7,968	2,391	79	42	10	102,867	14,613	10,300
Total	91,964	7,451	9,743	33,342	9,375	2,778	89	47	10	125,395	16,873	12,531
Below Investment grade bonds
0-6 months	1,635	64	449	110	40	41	8	7	8	1,753	111	498
7-11 months	497	18	98	47	13	4	1	1	2	545	32	104
12 months or more	5,127	325	1,066	606	177	104	39	25	8	5,772	527	1,178
Total	7,259	407	1,613	763	230	149	48	33	18	8,070	670	1,780
Total bonds
0-6 months	9,707	422	1,413	2,797	819	250	14	10	8	12,518	1,251	1,671
7-11 months	10,080	508	978	2,223	641	182	5	3	2	12,308	1,152	1,162
12 months or more	79,436	6,928	8,965	29,085	8,145	2,495	118	67	18	108,639	15,140	11,478
Total excluding Fortitude Re funds withheld assets	$99,223	$7,858	11,356	$34,105	$9,605	2,927	$137	$80	28	$133,465	$17,543	14,311
Total Fortitude Re funds withheld assets										$16,725	$2,934	891
Total										$150,190	$20,477	15,202
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at December 31, 2024 and December 31, 2023.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
(e)Includes MTM movement relating to embedded derivatives.
The allowance for credit losses was $5 million and $7 million for investment grade bonds, and $114 million and $121 million for below investment grade bonds as of December 31, 2024 and December 31, 2023, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the year ended December 31, 2024, was primarily attributable to a change in the fair value of fixed maturity securities. For the year ended December 31, 2024, net unrealized losses related to fixed maturity securities were $1.7 billion due to an increase in interest rates.
The change in net unrealized gains and losses on investments for the year ended December 31, 2023 was primarily attributable to increase in the fair value of fixed maturity securities. For the year ended December 31, 2023, net unrealized gains were $6.1 billion primarily due to narrowing of credit spreads.
For further discussion of our investment portfolio, see Notes 4 and 5 to the Consolidated Financial Statements.

Corebridge | 2024 Form 10-K 115

ITEM 7 | Investments
Commercial Mortgage Loans
At December 31, 2024 and December 31, 2023, we had direct commercial mortgage loan exposure of $35.8 billion and $34.2 billion, respectively. At December 31, 2024 and December 31, 2023, we had an allowance for credit losses of $626 million and $614 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
December 31, 2024
State:
New York	70	$1,417	$3,467	$280	$512	$67	$—	$5,743	18%
California	57	740	823	96	1,118	570	12	3,359	10%
New Jersey	71	1,770	5	267	1,128	—	21	3,191	10%
Texas	40	806	461	454	227	17	156	2,121	6%
Massachusetts	20	544	888	527	14	—	—	1,973	6%
Florida	46	738	105	356	298	454	—	1,951	6%
Illinois	21	427	351	2	117	—	19	916	3%
Colorado	16	369	42	87	242	155	—	895	3%
Pennsylvania	20	145	136	189	233	21	—	724	2%
Ohio	15	60	—	75	363	—	—	498	2%
Other States	107	2,597	179	468	938	324	27	4,533	13%
Foreign	64	3,450	965	792	1,059	272	218	6,756	21%
Total*	547	$13,063	$7,422	$3,593	$6,249	$1,880	$453	$32,660	100%
Fortitude Re funds withheld assets								$3,135
Total Commercial Mortgages								$35,795
December 31, 2023
State:
New York	69	$1,301	$3,577	$276	$392	$70	$1	$5,617	18%
California	57	665	837	102	1,153	579	12	3,348	11%
New Jersey	73	2,012	73	256	650	—	21	3,012	10%
Texas	38	760	609	131	221	18	—	1,739	6%
Florida	44	632	107	361	97	455	—	1,652	5%
Massachusetts	19	550	567	492	15	—	—	1,624	5%
Illinois	20	503	353	3	39	—	20	918	3%
Colorado	15	285	61	87	70	157	—	660	2%
Pennsylvania	19	128	94	206	188	23	—	639	2%
Ohio	19	78	6	80	407	—	—	571	2%
Other States	105	2,273	221	505	699	144	47	3,889	13%
Foreign	72	3,479	1,069	728	1,432	291	224	7,223	23%
Total*	550	$12,666	$7,574	$3,227	$5,363	$1,737	$325	$30,892	100%
Fortitude Re funds withheld assets								$3,280
Total Commercial Mortgages								$34,172
*Does not reflect allowance for credit losses.

Corebridge | 2024 Form 10-K 116

ITEM 7 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
December 31, 2024
Loan-to-value ratios(b)
Less than 65%	$20,375	$2,049	$209	$22,633
65% to 75%	6,539	593	32	7,164
76% to 80%	552	158	—	710
Greater than 80%	1,036	311	806	2,153
Total commercial mortgages excluding Fortitude Re(c)	$28,502	$3,111	$1,047	$32,660
Total commercial mortgages including Fortitude Re				$3,135
Total commercial mortgages				$35,795
December 31, 2023
Loan-to-value ratios(b)
Less than 65%	$17,301	$3,141	$285	$20,727
65% to 75%	5,577	1,337	44	6,958
76% to 80%	938	64	47	1,049
Greater than 80%	1,349	402	407	2,158
Total commercial mortgages excluding Fortitude Re(c)	$25,165	$4,944	$783	$30,892
Total commercial mortgages including Fortitude Re				$3,280
Total commercial mortgages				$34,172
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended December 31, 2024 and December 31, 2023. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at December 31, 2024 and 59% at December 31, 2023. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
(c)Does not reflect allowance for credit losses.
Residential Mortgage Loans
At December 31, 2024 and December 31, 2023, we had direct residential mortgage loan exposure of $12.7 billion and $8.4 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO:(a)
780 and greater	$1,075	$667	$690	$2,258	$617	$863	$6,170
720 - 779	1,647	1,095	579	582	149	440	4,492
660 - 719	609	355	235	150	38	336	1,723
600 - 659	15	12	34	25	10	146	242
Less than 600	3	2	19	12	5	67	108
Total residential mortgages(b)(c)	$3,349	$2,131	$1,557	$3,027	$819	$1,852	$12,735

Corebridge | 2024 Form 10-K 117

ITEM 7 | Investments

December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO:(a)
780 and greater	$514	$528	$2,280	$619	$239	$497	$4,677
720 - 779	1,121	608	558	168	99	209	2,763
660 - 719	313	256	113	40	37	120	879
600 - 659	2	20	11	8	9	51	101
Less than 600	—	—	2	2	4	17	25
Total residential mortgages(b)(c)	$1,950	$1,412	$2,964	$837	$388	$894	$8,445
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On December 31, 2024 and December 31, 2023 residential loans direct to consumers totaled $8.4 billion and $6.7 billion, respectively.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on credit losses, see Note 5 and for additional discussion on commercial mortgage loans, see Note 6 to the Consolidated Financial Statements.

Years Ended December 31,	2024			2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(1,141)	$(53)	$(1,194)	$(278)	$(73)	$(351)	$(325)	$(232)	$(557)
Intent to Sell	(15)	(32)	(47)	—	—	—	—	—	—
Change in allowance for credit losses on fixed maturity securities	(237)	(7)	(244)	(162)	(9)	(171)	(115)	(31)	(146)
Change in allowance for credit losses on loans	(66)	18	(48)	(138)	(66)	(204)	(76)	(44)	(120)
Foreign exchange transactions, net of related hedges	134	7	141	(195)	(10)	(205)	695	61	756
Index-linked interest credited embedded derivatives, net of related hedges	(19)	—	(19)	(776)	—	(776)	(117)	—	(117)
All other derivatives and hedge accounting*	128	(202)	(74)	(53)	(66)	(119)	(43)	(181)	(224)
Sales of alternative investments and real estate investments	159	21	180	50	(2)	48	179	43	222
Other	(60)	—	(60)	(62)	2	(60)	(57)	(13)	(70)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(1,117)	(248)	(1,365)	(1,614)	(224)	(1,838)	141	(397)	(256)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(518)	(518)	—	(1,734)	(1,734)	—	6,347	6,347
Net realized gains (losses)	$(1,117)	$(766)	$(1,883)	$(1,614)	$(1,958)	$(3,572)	$141	$5,950	$6,091
*    Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14 to the Consolidated Financial Statements.
Lower net realized losses excluding Fortitude Re funds withheld assets in the year ended December 31, 2024 compared to the year ended December 31, 2023 were due primarily to lower losses on index-linked interest credited embedded derivatives, net of related hedges partially offset by higher losses on sales of fixed maturity securities. Net realized losses excluding Fortitude Re funds withheld assets in the year ended December 31, 2023 compared to the gains in the year ended December 31, 2022 were primarily due to higher losses on index-linked interest credited embedded derivatives, net of related hedges and losses on foreign exchange transactions compared to gains on foreign exchange transactions in the same period in 2022.
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
For further discussion of our investment portfolio, see Note 5 to the Consolidated Financial Statements.

Corebridge | 2024 Form 10-K 118

ITEM 7 | Investments
Other Invested Assets
We seek to enhance returns through investment in a diversified portfolio of alternative asset classes, including private equity, real estate equity and hedge funds.
The following table presents the carrying value of our other invested assets by type:

	December 31, 2024			December 31, 2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)	$5,936	$1,893	$7,829	$5,780	$1,910	$7,690
Investment real estate(b)	1,268	158	1,426	1,748	184	1,932
All other investments(c)	596	—	596	635	—	635
Total	$7,800	$2,051	$9,851	$8,163	$2,094	$10,257
(a)At December 31, 2024, included hedge funds of $210 million and private equity funds of $7.6 billion. At December 31, 2023, included hedge funds of $299 million and private equity funds of $7.4 billion.
(b)Net of accumulated depreciation of $528 million and $680 million as of December 31, 2024 and December 31, 2023, respectively.
(c)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at December 31, 2024 and December 31, 2023, respectively.
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
For additional information on embedded derivatives, see Notes 4 and 9 to the Consolidated Financial Statements.

Corebridge | 2024 Form 10-K 119

ITEM 7 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$2,378	$217	$11,853	$414	$2,213	$238	$833	$18
Foreign exchange contracts	7,062	558	978	46	2,765	336	4,670	159
Derivatives not designated as hedging instruments(a)
Interest rate contracts	46,448	2,703	36,575	3,038	41,056	2,709	41,225	3,260
Foreign exchange contracts	10,360	713	2,857	222	6,229	584	7,523	379
Equity contracts	41,040	3,046	24,117	1,546	76,561	2,017	14,144	745
Credit contracts	—	—	5	—	305	8	5	—
Other contracts(b)	45,016	13	45	2	44,640	13	47	2
Total derivatives, excluding Fortitude Re funds withheld	$152,304	$7,250	$76,430	$5,268	$173,769	$5,905	$68,447	$4,563
Total derivatives, Fortitude Re funds withheld	$—	$—	$—	$—	$184	$20	$514	$25
Total derivatives, gross	$152,304	$7,250	$76,430	$5,268	$173,953	$5,925	$68,961	$4,588
Counterparty netting(c)		(4,494)		(4,494)		(3,646)		(3,646)
Cash collateral(d)		(2,563)		(664)		(1,886)		(801)
Total derivatives on Consolidated Balance Sheets(e)		$193		$110		$393		$141
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Consists primarily of SVWs and contracts with multiple underlying exposures.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both December 31, 2024 and December 31, 2023. Fair value of liabilities related to bifurcated embedded derivatives was $11.8 billion and $10.2 billion, respectively, at December 31, 2024 and December 31, 2023. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components, bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7 to the Consolidated Financial Statements.
For additional information, see Note 9 to the Consolidated Financial Statements.

Corebridge | 2024 Form 10-K 120

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
Significant Reinsurance Agreements
As of December 31, 2024 and December 31, 2023, approximately $24.9 billion and $26.8 billion, respectively, of liabilities from our run-off lines (i.e., certain annuities written prior to April 2013, along with exposures to whole life, long-term care (“LTC”) and exited accident and health product lines) had been ceded to Fortitude Re under modco reinsurance agreements.
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
For a summary of statutory permitted practices, see Note 19 to the Consolidated Financial Statements.
Variable Annuity Guaranteed Benefits and Hedging Results
For information regarding Corebridge’s Variable Annuity Guaranteed Benefits and Hedging Results for the years ended December 31, 2023 and 2022, see the 2023 Form 10-K.
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

Corebridge | 2024 Form 10-K 121

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
For additional information on our valuation methodology for MRBs, see Note 4 to the Consolidated Financial Statements.
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
The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

	December 31,	December 31,
(in millions)	2024	2023
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$153	$1,340
Exclude NPA	(618)	(826)
Market risk benefits liability, excluding NPA	(465)	514
Adjustments for risk margins and differences in valuation	544	522
Economic hedge target liability	$79	$1,036
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
Change in Economic Hedge Target
The decrease in the economic hedge target liability in the year ended December 31, 2024, was primarily driven by higher equity markets, higher interest rates and the update of actuarial assumptions.

Corebridge | 2024 Form 10-K 122

ITEM 7 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
The following table presents the impact on pre-tax income (loss) and Other comprehensive income (loss) of Variable Annuity MRBs and Hedging for the Individual Retirement and Group Retirement Segments:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
(in millions)	MRB Liability(*)	Hedge Assets	Net	MRB Liability(*)	Hedge Assets	Net	MRB Liability(*)	Hedge Assets	Net
Issuances	$(1)	$—	$(1)	$(1)	$—	$(1)	$(11)	$—	$(11)
Interest accrual	(3)	(241)	(244)	(43)	(243)	(286)	(79)	(283)	(362)
Attributed fees	(737)	—	(737)	(866)	—	(866)	(934)	—	(934)
Expected claims	66	—	66	93	—	93	84	—	84
Effect of changes in interest rates	513	(524)	(11)	121	5	126	3,328	(2,746)	582
Effect of changes in interest rate volatility	(12)	(20)	(32)	76	(46)	30	(288)	140	(148)
Effect of changes in equity markets	1,113	(680)	433	1,329	(832)	497	(1,499)	1,030	(469)
Effect of changes in equity index volatility	2	64	66	19	25	44	76	(32)	44
Actual outcome different from model expected outcome	(63)	—	(63)	(181)	—	(181)	(203)	—	(203)
Effect of changes in future expected policyholder behavior	(5)	—	(5)	—	—	—	87	—	87
Effect of changes in other future expected assumptions	103	—	103	115	—	115	16	—	16
Foreign exchange impact	3	—	3	1	—	1	7	—	7
Total impact on balance before other and changes in our own credit risk	979	(1,401)	(422)	663	(1,091)	(428)	584	(1,891)	(1,307)
Other	(3)	9	6	(2)	(43)	(45)	—	66	66
Effect of changes in our own credit risk	208	(16)	192	(347)	49	(298)	1,206	(56)	1,150
Total income (loss) impact on market risk benefits	1,184	(1,408)	(224)	314	(1,085)	(771)	1,790	(1,881)	(91)
Less: impact on OCI	208	(100)	108	(347)	59	(288)	1,206	(527)	679
Add: fees net of claims and ceded premiums and benefits	679	—	679	761	—	761	847	—	847
Net impact on pre-tax income (loss)	$1,655	$(1,308)	$347	$1,422	$(1,144)	$278	$1,431	$(1,354)	$77
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$82			$(512)			$714
*MRB Liability is partially offset by MRB Assets.
Year Ended December 31, 2024
•Net impact on pre-tax income of $347 million was primarily driven by increases in equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the years ended December 31, 2024, we had a net mark-to-market gain of approximately $82 million from our hedging activities related to our economic hedge target principally driven by higher equity markets and the update to actuarial assumptions.
Update of Actuarial Assumptions and Models
For information regarding Corebridge’s Update of Actuarial Assumptions and Models for the years ended December 31, 2023 and 2022, see the 2023 Form 10-K.
We review and update actuarial assumptions at least annually, generally in the third quarter.
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

Corebridge | 2024 Form 10-K 123

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
The net impacts to pre-tax income and APTOI because of the update of actuarial assumptions for the years ended December 31, 2024, 2023 and 2022 are shown in the following tables.
The following table presents the increase in pre-tax income resulting from the annual update of actuarial assumptions, by line item as reported in Results of Operations:

	Years Ended December 31,
(in millions)	2024	2023	2022
Premiums	$13	$—	$—
Policyholder benefits	(21)	22	29
Non-deferrable insurance commissions	5	—	—
Increase (decrease) in adjusted pre-tax operating income	(3)	22	29
Change in the fair value of market risk benefits, net	(84)	7	105
Net realized losses	8	(7)	(2)
Increase (decrease) in pre-tax income	$(79)	$22	$132
The following table presents the increase in adjusted pre-tax operating income resulting from the annual update of actuarial assumptions, by segment and product line:

	Years Ended December 31,
(in millions)	2024	2023	2022
Individual Retirement	$18	$1	$—
Group Retirement	(1)	—	—
Life Insurance	(29)	19	25
Institutional Markets	9	2	4
Total increase in adjusted pre-tax operating income from the update of assumptions*	$(3)	$22	$29
*Liabilities ceded to Fortitude Re are reported in Corporate and Other. There is no impact to adjusted pre-tax operating income due to the annual update of actuarial assumptions as these liabilities are 100% ceded.
Update of Actuarial Assumptions Impact to Consolidated pre-tax income (loss)
Corebridge recognized an unfavorable impact to pre-tax income of $79 million for the year ended December 31, 2024, attributable to the annual actuarial assumption review. For 2024, the impacts were primarily driven by updates to policyholder assumptions, including lapse and mortality updates for certain annuity products in Individual Retirement and Group Retirement and universal life products. These were partially offset by updated economic assumptions, including investment yields, and model refinements related to traditional life products and immediate annuities.
Update of Actuarial Assumptions Impact to Consolidated APTOI
Corebridge recognized an unfavorable impact to adjusted pre-tax operating income of $3 million for the year ended December 31, 2024, attributable to the annual actuarial assumption review. For 2024, the assumption update impacts were primarily driven by lapse and mortality updates for universal life products, partially offset by yield and spread updates and model refinements to traditional life products and immediate annuities.

Corebridge | 2024 Form 10-K 124

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
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of December 31, 2024 and December 31, 2023, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $4.7 billion and $4.1 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $2.5 billion committed revolving credit facility as of December 31, 2024 and December 31, 2023. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries, sales of businesses and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
Corebridge Parent expects to maintain liquidity that is sufficient to at least cover one year of its expenses. We expect the Corebridge Hold Cos. may access the debt and equity markets from time to time to meet funding requirements as needed.
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
As of December 31, 2024, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $226 million and $151 million at December 31, 2024 and December 31, 2023, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	Years Ended December 31,
(in millions)	2024	2023	2022
Cash and short-term investments	$2,218	$1,591	$1,495
Total Corebridge Hold Cos. liquidity	2,218	1,591	1,495
Available capacity under committed, revolving credit facility	2,500	2,500	2,500
Total Corebridge Hold Cos. liquidity sources	$4,718	$4,091	$3,995
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
Liquidity to Corebridge Parent from Subsidiaries
During the year ended December 31, 2024, Corebridge Hold Cos. received $2.2 billion in dividends from subsidiaries.
Sale of AIG Life U.K.
On April 8, 2024, Corebridge completed the sale of AIG Life U.K. and received gross proceeds (i.e., net cash before transaction costs) of £453 million ($569 million).

Corebridge | 2024 Form 10-K 125

ITEM 7 | Liquidity and Capital Resources
Debt Issuance
On November 22, 2024, Corebridge Parent issued $600 million of 6.375% fixed rate junior subordinated note due 2064 (“2064 Notes”).
On September 12, 2024, Corebridge Parent issued $750 million of 6.375% fixed-to-fixed reset rate junior subordinated notes due 2054 (“2054 Notes”).
USES
Interest Payments
We made interest payments on our debt instruments totaling $424 million, during the year ended December 31, 2024.
Debt Repayment
On September 12, 2024, Corebridge Parent repaid all of the $250 million aggregate principal amount outstanding under the Three-Year Delayed Draw Term Loan Agreement (the “Three-Year DDTL Facility”). This facility was terminated on September 12, 2024 after the final loan repayment.
Dividends
During the year ended December 31, 2024, Corebridge Parent paid cash dividends totaling $544 million, consisting of four quarterly dividend of $0.23 per share of its common stock.
Repurchase of Common Stock
During the year ended December 31, 2024, Corebridge Parent repurchased approximately 63.5 million of shares of Corebridge Parent common stock, for an aggregate purchase price of approximately $1.8 billion.
For additional information, see Note 17 to the Consolidated Financial Statements.
Contributions
During the year ended December 31, 2024, Corebridge Hold Cos. made a capital contribution of $200 million to CRBG Bermuda.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $5.5 billion which were due to FHLBs in their respective districts at December 31, 2024, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at December 31, 2024.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had $2.4 billion of securities subject to these agreements at December 31, 2024 and $2.2 billion liabilities to borrowers for collateral received at December 31, 2024.

Corebridge | 2024 Form 10-K 126

ITEM 7 | Liquidity and Capital Resources
We manage the capital of our Life Fleet Risk-Based Capital (“RBC”) ratio targeting above 400%. AGC serves as an affiliate reinsurance company. The surplus of AGC is comprised predominantly of the statutory surplus of the Life Fleet. Given that AGC has no primary operations outside of this internal reinsurance, we believe that excluding AGC from the Life Fleet RBC ratio calculation presents a more accurate view of the overall capital position of our U.S. operating entities. Although not yet filed, our Life Fleet RBC ratio is expected to be above our target Life Fleet RBC ratio of 400% as of December 31, 2024.
The following table presents normalized distributions:

	Years Ended December 31,
(in millions)	2024	2023	2022
Subsidiary dividends paid	$2,200	$2,027	$1,821
Tax sharing payments related to utilization of tax attributes	—	—	401
Normalized distributions	$2,200	$2,027	$2,222
Dividend Restrictions
Payments of dividends to Corebridge Hold Cos. by our U.S. insurance subsidiaries are subject to certain restrictions imposed by laws and regulations of their respective states of domicile. With respect to our domestic insurance subsidiaries, the payment of a dividend may require formal notice to the insurance department of the state in which the particular insurance subsidiary is domiciled, and prior approval of such insurance regulator is required when the amount of the dividend is above certain regulatory thresholds. See “Business — Regulation — U.S. Regulation — State Insurance Regulation.” Bermuda law also restricts the ability of CRBG Bermuda to pay dividends.
To our knowledge, no Corebridge insurance company is currently on any regulatory or similar “watch list” with regard to solvency.
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Sources:
Operating activities, net	$2,151	$3,357	$2,621
Net changes in policyholder account balances	11,416	5,058	5,860
Issuance of long-term debt	1,329	1,240	7,451
Issuance of debt of consolidated investment entities	231	221	946
Contributions from noncontrolling interests	70	96	146
Financing other, net	—	139	299
Issuance of common stock	1	—	—
Issuance of short-term debt	—	—	1,512
Net change in securities lending and repurchase agreements	567	—	—
Effect of exchange rate changes on cash and restricted cash	1	3	—
Total Sources	15,766	10,114	18,835

Uses:
Investing activities, net	(11,536)	(5,476)	(7,253)
Repayments of debt of consolidated investment entities	(982)	(535)	(1,228)
Repayments of short-term debt	(250)	(1,250)	(8,312)
Distributions to noncontrolling interests	(199)	(91)	(477)
Dividends paid on common stock	(544)	(1,722)	(876)
Net change in securities lending and repurchase agreements	—	(544)	(647)
Repurchase of common stock	(1,792)	(498)	—
Financing other, net	(267)	—	—
Effect of exchange rate changes on cash and restricted cash	—	—	(10)
Total Uses	(15,570)	(10,116)	(18,803)
Net increase (decrease) in cash and cash equivalents	$196	$(2)	$32
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

Corebridge | 2024 Form 10-K 127

ITEM 7 | Liquidity and Capital Resources
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
CONTRACTUAL OBLIGATIONS
The following tables summarize contractual obligations in total, and by remaining maturity:

December 31, 2024		Payments due by Period
(in millions)	Total Payments	2025		2026 - 2027	Thereafter
Short-term and Long-term debt	$10,527	$1,101	*	$1,250	$8,176
Interest payments on Short-term and Long-term debt	8,584	501		923	7,160
Insurance and investment contract liabilities	336,324	26,724		56,593	253,007
Total	$355,435	$28,326		$58,766	$268,343
*    Represents $1.0 billion of 3.50% senior notes due April 4, 2025 and $101 million of 7.50% CRBGLH notes due July 15, 2025.

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

Corebridge | 2024 Form 10-K 128

ITEM 7 | Liquidity and Capital Resources
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2023	Issuances	Maturities and Repayments	Other Changes	Balance at December 31, 2024
Short-term debt issued by Corebridge:
Three-Year DDTL Facility	2024	$250	$—	$(250)	$—	$—
Current portion of long-term debt:
Senior unsecured notes	2025	—	—	—	1,000	1,000
CRBGLH notes	2025	—	—	—	101	101
Total short-term debt		250	—	(250)	1,101	1,101
Long-term debt issued by Corebridge:
Senior unsecured notes	2027 - 2052	7,750	—	—	(1,000)	6,750
Hybrid junior subordinated notes	2052 - 2064	1,000	1,350	—	—	2,350
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	2029	200	—	—	(101)	99
CRBGLH junior subordinated debentures	2030 - 2046	227	—	—	—	227
Total long-term debt		9,177	1,350	—	(1,101)	9,426
Debt issuance costs		(59)	—	—	(14)	(73)
Total long-term debt, net of debt issuance costs		9,118	1,350	—	(1,115)	9,353
Total debt, net of issuance costs		$9,368	$1,350	$(250)	$(14)	$10,454
HYBRID JUNIOR SUBORDINATED NOTES
On September 12, 2024, Corebridge Parent issued $750 million aggregate principal amount of its 6.375% 2054 Notes. Subject to certain redemption provisions and other terms of the 2054 Notes, the interest rate resets on September 15, 2034 and each five-year anniversary thereafter, at an annual rate equal to the five-year treasury rate as of the most recent reset interest determination date plus 2.646%.
On November 22, 2024, Corebridge Parent issued $600 million aggregate principal amount of its 6.375% 2064 Notes. Subject to certain redemption provisions and other terms of the 2064 Notes, the interest is fixed for life and payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2025.
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
For additional information on debt outstanding and revolving credit facilities, see Note 15 to the Consolidated Financial Statements.

Corebridge | 2024 Form 10-K 129

ITEM 7 | Liquidity and Capital Resources
DEBT OF CONSOLIDATED INVESTMENT ENTITIES
Our non-financial debt includes debt of consolidated investment entities and such debt does not represent our contractual obligation and is non-recourse to Corebridge. This non-financial debt includes notes and bonds payables supported by cash and investments held by us and certain of our non-insurance subsidiaries for the repayment of those obligations.

(in millions)	Balance at December 31, 2023	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance at December 31, 2024
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$2,504	$231	$(982)	$5	$180	$1,938
(a)At December 31, 2024, includes debt of consolidated investment entities related to real estate investments of $658 million and other securitization vehicles of $1.0 billion.
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

Corebridge | 2024 Form 10-K 130

ITEM 7 | Liquidity and Capital Resources
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
The following tables summarize Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2024		Amount of Commitment Expiring
(in millions)	Total Amounts Committed	2025	2026-2027	Thereafter
Commitments:
Investment commitments*	$4,137	$2,111	$1,405	$621
Commitments to extend credit	2,944	1,612	862	470
Total	$7,081	$3,723	$2,267	$1,091
*    Includes commitments to invest in private equity funds, hedge funds and other funds and commitments to purchase and develop real estate in the United States and abroad. The commitments to invest in private equity funds, hedge funds and other funds are called at the discretion of each fund, as needed for funding new investments or expenses of the fund. The expiration of these commitments is estimated in the table above based on the expected life cycle of the related fund, consistent with past trends of requirements for funding. Investors under these commitments are primarily insurance and real estate subsidiaries.

Corebridge | 2024 Form 10-K 131

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
•valuation of embedded derivative liabilities for fixed index annuity, registered index linked annuity and index universal life products;
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
For a discussion of the valuation methodologies for assets and liabilities measured at fair value, and a discussion of transfers of Level 3 assets and liabilities, see Note 4 to the Consolidated Financial Statements.
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

Corebridge | 2024 Form 10-K 132

ITEM 7 | Accounting Policies and Pronouncements
The valuation methodology and assumptions used to measure our GMxBs is presented in the following table:

Fair Value Methodology
Guaranteed minimum benefits on annuity products are MRBs that are required to be measured at fair value with changes in the fair value of the liabilities recorded in change in the fair value of market risk benefits, net, except for changes related to the Company’s own credit risk which are recorded in OCI. The fair value of these benefits is based on assumptions that a market participant would use in valuing these MRBs.
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
For additional information on how we value for MRBs, see Note 14 to the Consolidated Financial Statements, and for information on fair value measurement of these MRBs, including how we incorporate our own non-performance risk, see Note 4 to the Consolidated Financial Statements.

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

VALUATION OF EMBEDDED DERIVATIVES FOR FIXED INDEX ANNUITY, REGISTERED INDEX LINKED ANNUITY AND INDEX UNIVERSAL LIFE PRODUCTS
Fixed index annuity, registered index linked annuity contracts and life products provide growth potential based in part on the performance of market indices. Certain fixed index annuity products offer optional guaranteed benefit features similar to those offered on variable annuity products. Policyholders may elect to rebalance among the various crediting strategies within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the index component by establishing different participation rates or caps on index credited rates. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future index growth rates, volatility of the index, future interest rates, and our ability to adjust the participation rate and the cap on index credited rates in light of market conditions and policyholder behavior assumptions.
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
For additional information on these features, see Note 12 to the Consolidated Financial Statements.

Corebridge | 2024 Form 10-K 133

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

Corebridge | 2024 Form 10-K 134

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
For additional information on how we reserve for variable and fixed index annuity products with guaranteed benefit features, see Note 14 to the Consolidated Financial Statements.

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
In applying separate account asset growth assumptions for the variable annuity GMDB liability, we use a reversion to the mean methodology that reflects our expectation that market fluctuations tend to stabilize over time. Pursuant to this methodology, actual deviations from expected market performance (favorable or unfavorable) are assumed to reverse in subsequent years in support of our long-term asset growth assumptions. For the fixed index annuity GMWB liability, policyholder funds are projected assuming growth equal to current option values for the current crediting period followed by the expected long-term cost of options used to hedge exposures associated with equity indices (“Option Budgets”) for all subsequent crediting periods. For the fixed annuity GMWB liability, policyholder fund growth projected assuming credited rates are expected to be maintained at a target pricing spread, subject to guaranteed minimums.
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
For additional information on how we reserve for variable and fixed index annuity products with guaranteed benefit features, see Note 14 to the Consolidated Financial Statements, and for information on fair value measurement of these embedded derivatives, including how we incorporate our own non-performance risk, see Note 4 to the Consolidated Financial Statements.
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

Corebridge | 2024 Form 10-K 135

ITEM 7 | Accounting Policies and Pronouncements
The following table summarizes the sensitivity of changes in certain assumptions for MRBs, Liability for future policyholder benefits, net of reinsurance and embedded derivatives related to index-linked interest credited features, measured as the related hypothetical impact for the December 31, 2024 balances and the resulting hypothetical impact on pre-tax income and OCI, before hedging:

	Increase (Decrease) due to changes in MRBs, Liability for future policyholder benefits, and Embedded derivatives related to index-linked interest credited features
December 31, 2024	Pre-Tax Income	OCI
(in millions)
Assumptions:
Equity Return(a)
Effect of an increase by 20%	$(318)	$155
Effect of a decrease by 20%	$345	$(123)
Interest Rate(b)
Effect of an increase by 1%	$2,188	$2,952
Effect of a decrease by 1%	$(2,971)	$(3,488)
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
For a further discussion on guaranteed benefit product features and the related hedging program, see “Quantitative and Qualitative Disclosures about Market Risk” included herein and Notes 4, 9, 13 and 14 to the Consolidated Financial Statements.
FUTURE POLICY BENEFITS FOR LIFE, ACCIDENT AND HEALTH INSURANCE CONTRACTS
Long-duration traditional products: primarily include whole life insurance, term life insurance, and certain payout annuities for which the payment period is life-contingent, which include certain of our single premium immediate annuities, including PRT business and structured settlements. In addition, these products also include accident and health, and long-term care (“LTC”) insurance. The LTC block is in run-off and has been fully reinsured with Fortitude Re.
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

Corebridge | 2024 Form 10-K 136

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
At December 31, 2024 and December 31, 2023, the allowance for credit losses and disputes on reinsurance recoverable was $12 million and $30 million, respectively, or less than 1% of the reinsurance recoverable.
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
For additional information on reinsurance, see Note 7 to the Consolidated Financial Statements.

Corebridge | 2024 Form 10-K 137

ITEM 7 | Accounting Policies and Pronouncements
ALLOWANCE FOR CREDIT LOSSES
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
The allowances for the commercial mortgage loans and residential mortgage loans in our portfolio are estimated utilizing a probability of default and loss given default outputs from portfolio modeling. Loss rate factors are determined based on historical data, current loan and property performance and forecasted information. The loss rates are applied based on individual loan attributes and considering such data points as loan-to-value ratios, FICO scores, and debt service coverage.
The estimate of credit losses also reflects management’s assumptions on certain macro real estate factors that include, but are not limited to, real estate values and expected rental values plus certain macroeconomic forecasts such as employment, inflation and interest rates.
For additional information on the methodology and significant inputs, by investment type, that we use to determine the amount of impairment and allowances for loan losses, see Notes 5 and 6 to the Consolidated Financial Statements.
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

Corebridge | 2024 Form 10-K 138

ITEM 7 | Accounting Policies and Pronouncements
Recent events, including multiple changes in target interest rates by the Board of Governors of the Federal Reserve System and significant market volatility, continued to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macro-economic and our specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies.
For a discussion of our framework for assessing the recoverability of our deferred tax asset, see Note 22 to the Consolidated Financial Statements.
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
For an additional discussion, see Note 22 to the Consolidated Financial Statements.
ADOPTION OF ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for a complete discussion of adoption of accounting pronouncements.

Corebridge | 2024 Form 10-K 139

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
Loan-to-value ratio — unpaid principal balance of loan divided by the estimated fair value of collateral securing the loan.
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

Corebridge | 2024 Form 10-K 140

ITEM 7 | Glossary
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

Corebridge | 2024 Form 10-K 141

ITEM 7 | Certain Important Terms

Certain Important Terms
We use the following capitalized terms in this report
“AGC” means AGC Life Insurance Company, a Missouri insurance company;
“AGC Group” means AGC and its directly owned life insurance subsidiaries;
“AGL” means American General Life Insurance Company, a Texas insurance company;
“AIG” means AIG, Inc. and its subsidiaries;
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
“Corebridge Direct” means Corebridge Direct Insurance Services, Inc. (formerly known as AIG Direct);
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
“Life Fleet” means AGL, USL and VALIC;
“NYSE” means the New York Stock Exchange;
“SAFG Capital” means SAFG Capital LLC, a Delaware corporation;
“USL” means The United States Life Insurance Company in the City of New York, a New York insurance company; and
“VALIC” means The Variable Annuity Life Insurance Company, a Texas insurance company.

Corebridge | 2024 Form 10-K 142

ITEM 7 | Acronyms

Acronyms
•“AATOI” — adjusted after-tax operating income attributable to our common stockholders;
•“ABS” — asset-backed securities;
•“APTOI” — adjusted pre-tax operating income;
•“AOCI” — accumulated other comprehensive income (loss);
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
•“OCI” — other comprehensive income;
•“PRT” — pension risk transfer;
•“RBC” — Risk-Based Capital;
•“RMBS” — residential mortgage-backed securities;
•“S&P” — Standard & Poor’s Financial Services LLC;
•“SEC” — the U.S. Securities and Exchange Commission;
•“SVW” — stable value wrap;
•“URR” — unearned revenue reserve;
•“VIE” — variable interest entity;
•“VIX” — volatility index; and
•“VOBA” — value of business acquired.

Corebridge | 2024 Form 10-K 143

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
Hedging: Our hedging strategies include the use of derivatives to offset certain changes in the economic value of MRBs and embedded derivatives associated with the variable annuity, fixed index annuity, registered index linked annuity and index universal life liabilities, within established thresholds. These hedging programs are designed to provide additional protection against large and consolidated movements in levels of interest rates, equity prices, credit spreads and market volatility under multiple scenarios.
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

Corebridge | 2024 Form 10-K 144

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivities
The following table provides estimates of sensitivity to changes in yield curves and equity prices on our financial instruments and excludes approximately $75.5 billion and $76.3 billion as of December 31, 2024 and December 31, 2023, respectively, of insurance liabilities. We believe that the interest rate sensitivities of these insurance and other liabilities serve as an offset to the net interest rate risk of the financial assets presented in the table below. In addition, the table excludes $21.4 billion of interest rate sensitive assets supporting the Fortitude Re funds withheld arrangements as the contractual returns related to the assets are transferred to Fortitude Re, as well as $24.3 billion of related funds withheld payable.
December 31, 2024 and 2023 Comparison:(a)

December 31,	Balance Sheet Exposure				Economic Effect		Economic Effect
(in millions)	2024		2023		2024	2023	2024	2023
Sensitivity factor					100 bps parallel increase in all yield curves		100 bps parallel decrease in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$155,730		$150,809		$(9,600)	$(10,081)	$10,948	$11,636
Mortgage and other loans receivable(b)	44,640		40,931		(1,858)	(1,703)	1,954	1,836
Derivatives:
Interest rate contracts	1,982		1,338		(1,424)	(860)	2,281	1,584
Total interest rate sensitive assets	$202,352	(a)	$193,078	(a)	$(12,882)	$(12,644)	$15,183	$15,056
Interest rate sensitive liabilities:
Policyholder contract deposits - Investment-type contracts(b)	$(149,180)		$(138,619)		$7,227	$5,933	$(8,418)	$(7,694)
Market risk benefits and embedded derivatives(c)	(13,772)		(12,790)		2,391	2,600	(3,224)	(3,428)
Short-term and long-term debt(b)	(10,455)		(9,368)		532	535	(592)	(603)
Total interest rate sensitive liabilities	$(173,407)		$(160,777)		$10,150	$9,068	$(12,234)	$(11,725)
Sensitivity factor:					20% decline in stock prices		20% increase in stock prices
Derivatives:
Derivative contracts(c)	$1,982		$1,338		$(1,232)	$(446)	$1,854	$1,464
Equity investments:
Common equity	10		16		(2)	(3)	2	3
Total derivatives and equity investments	$1,992		$1,354		$(1,234)	$(449)	$1,856	$1,467
Policyholder contract deposits:
Market risk benefits and embedded derivatives(c)	$(13,772)		$(12,790)		$240	$(350)	$(180)	$296
Total liability	$(13,772)		$(12,790)		$240	$(350)	$(180)	$296
(a)At December 31, 2024, the analysis covers $202.4 billion of $230.9 billion interest rate sensitive assets. As indicated above, excluded were $18.2 billion and $3.2 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $5.1 billion of loans and $2.5 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2023, the analysis covers $193.1 billion of $219.4 billion interest rate sensitive assets. As indicated above, excluded were $19.4 billion and $3.7 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $2.6 billion of loans and $1.0 billion of assets across various asset categories were excluded due to modeling limitations.
(b)The economic effect is the difference between the estimated fair value and the effect of a 100 bps parallel increase or decrease in all yield curves on the estimated fair value. The estimated fair values for mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Short-term and Long-term debt were $44.5 billion, $146.4 billion and $10.1 billion at December 31, 2024, respectively. The estimated fair values for mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Short term and Long term debt were $41.3 billion, $130.2 billion and $9.0 billion at December 31, 2023, respectively.
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

Corebridge | 2024 Form 10-K 145

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

Corebridge | 2024 Form 10-K 146

Item 8 | Financial Statements and Supplementary Data
COREBRIDGE FINANCIAL, INC.

REFERENCE TO FINANCIAL STATEMENTS AND SCHEDULES

Corebridge | 2024 Form 10-K 147

ITEM 8 | Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Corebridge Financial, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Corebridge Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Corebridge | 2024 Form 10-K 148

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
Valuation of Certain Level 3 Fixed Maturity Securities
As described in Note 4 to the consolidated financial statements, as of December 31, 2024, the total fair value of the Company’s level 3 fixed maturity securities, including bonds available-for-sale and other bond securities, was $30.5 billion, comprised of residential mortgage backed securities, commercial mortgage backed securities, collateralized loan obligations, other asset-backed securities, and fixed maturity securities issued by corporations (including private placements), states and municipalities. As the volume or level of market activity for these securities is limited, management determines fair value either by requesting brokers who are knowledgeable about the particular security to provide a price quote, which according to management is generally non-binding, or by employing market accepted valuation models. In both cases, certain inputs used by management to determine fair value may not be observable in the market. For certain private placement securities, fair value is determined by management based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. For other level 3 fixed maturity securities, such assumptions may include loan delinquencies and defaults, loss severity, and prepayments. As disclosed by management, fair value estimates are subject to management review to ensure valuation models and related inputs are reasonable.
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
Valuation of Market Risk Benefits (MRBs) on Individual Retirement Variable and Fixed Index Annuity contracts and the valuation of Embedded Derivatives (EDs) for certain Guaranteed Benefit Features on Fixed Index Annuity contracts
As described in Notes 4, 13, and 14 to the consolidated financial statements, the total fair value of the individual retirement MRB assets and liabilities were $1,124 million and $5,130 million, respectively and the fair value of the embedded derivatives for certain guaranteed features on fixed index annuity contracts was $1.8 billion at December 31, 2024. Certain variable annuity and fixed index annuity contracts contain MRBs related to guaranteed benefit features that management separates from the host contracts and accounts for at fair value. As disclosed by management, the fair value of MRBs contained in certain variable and fixed index annuity contracts and the associated EDs for certain guaranteed features on fixed index annuities is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. The projected cash flows incorporate best estimate assumptions for policyholder behavior (including lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of the fair value of projected cash flows and policyholder behavior. Estimating the underlying cash flows for these features also involves judgments regarding the capital market assumptions including expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance and discount rates. The guaranteed product features in the fixed index annuity contracts that are not MRBs and are accounted for as EDs utilize option pricing models to estimate fair value, taking into account the capital market assumptions for future index growth rates, volatility of the index, future interest rates, and the Company’s ability to adjust the participation rate and the cap on fixed index credited rates in light of market conditions and policyholder behavior assumptions.

Corebridge | 2024 Form 10-K 149

ITEM 8 | Report of Independent Registered Public Accounting Firm
The principal considerations for our determination that performing procedures relating to the valuation of MRBs on individual retirement variable and fixed index annuity contracts and EDs for certain guaranteed benefit features on fixed index contracts is a critical audit matter are (i) the significant judgment by management in developing policyholder behavior assumptions relating to the individual retirement variable and fixed index annuity lapses, withdrawals and benefit utilization, along with an explicit risk margin used in the valuation of the MRBs and EDs for certain guaranteed benefit features on fixed index contracts (collectively the “significant assumptions”), (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 13, 2025
We have served as the Company’s auditor since 2020.

Corebridge | 2024 Form 10-K 150

Corebridge Financial, Inc.
Consolidated Balance Sheets

(in millions, except for share data)	December 31, 2024	December 31, 2023
Assets:
Investments:
Fixed maturity securities:
Bonds available-for-sale, at fair value, net of allowance for credit losses of $119 in 2024 and $128 in 2023 (amortized cost: 2024 - $191,058; 2023 - $184,946)*	$170,840	$166,527
Other bond securities, at fair value (See Note 5)*	5,262	4,578
Equity securities, at fair value (See Note 5)*	56	63
Mortgage and other loans receivable, net of allowance for credit losses of $771 in 2024 and $698 in 2023*	52,768	46,867
Other invested assets (portion measured at fair value: 2024 - $7,791; 2023 - $7,690)*	9,851	10,257
Short-term investments, including restricted cash of $4 in 2024 and $3 in 2023 (portion measured at fair value: 2024 - $1,439; 2023 - $1,408)*	4,981	4,336
Total investments	243,758	232,628
Cash*	806	612
Accrued investment income*	2,169	2,008
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2024 and $1 in 2023	713	594
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $— in 2024 and $— in 2023	24,933	26,772
Reinsurance assets - other, net of allowance for credit losses and disputes of $12 in 2024 and $30 in 2023	1,560	1,620
Deferred income taxes	7,903	8,577
Deferred policy acquisition costs and value of business acquired	10,293	10,011
Market risk benefit assets, at fair value	1,332	912
Other assets, including restricted cash of $14 in 2024 and $13 in 2023 (portion measured at fair value: 2024 - $193; 2023 - $393)*	1,844	2,294
Separate account assets, at fair value	93,888	91,005
Assets held-for-sale	198	2,237
Total assets	$389,397	$379,270
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$56,272	$57,108
Policyholder contract deposits (portion measured at fair value: 2024 - $9,535; 2023 - $8,050)	173,695	162,050
Market risk benefit liabilities, at fair value	5,616	5,705
Other policyholder funds	2,873	2,862
Fortitude Re funds withheld payable (portion measured at fair value: 2024 - $2,223; 2023 - $2,182)	24,291	25,957
Other liabilities (portion measured at fair value: 2024 - $110; 2023 - $141)*	8,044	8,330
Short-term and long-term debt, of which $1,101 is short-term debt in 2024 and $250 in 2023	10,454	9,368
Debt of consolidated investment entities (portion measured at fair value: 2024 - $0; 2023 - $0)*	1,938	2,504
Separate account liabilities	93,888	91,005
Liabilities held-for-sale	—	1,746
Total liabilities	$377,071	$366,635
Contingencies, commitments and guarantees (See Note 16)
Corebridge Shareholders' equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2024 - 650,189,849 and 2023 - 648,148,737	$7	$6
Treasury stock, at cost; 2024 - 88,704,816 shares and 2023 - 26,484,411 shares	(2,282)	(503)
Additional paid-in capital	8,161	8,149
Retained earnings	19,257	17,572
Accumulated other comprehensive loss	(13,681)	(13,458)
Total Corebridge Shareholders' equity	11,462	11,766
Non-redeemable noncontrolling interests	864	869
Total equity	12,326	12,635
Total liabilities and equity	$389,397	$379,270
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Consolidated Financial Statements

Corebridge | 2024 Form 10-K 151

Corebridge Financial, Inc.
Consolidated Statements of Income (Loss)

	Years Ended December 31,
(in millions, except per common share data)	2024	2023	2022
Revenues:
Premiums	$4,600	$7,691	$5,091
Policy fees	2,901	2,797	2,914
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	10,858	9,710	8,685
Net investment income - Fortitude Re funds withheld assets	1,370	1,368	891
Total net investment income	12,228	11,078	9,576
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	(1,117)	(1,614)	141
Net realized gains (losses) on Fortitude Re funds withheld assets	(248)	(224)	(397)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(518)	(1,734)	6,347
Total net realized gains (losses)	(1,883)	(3,572)	6,091
Advisory fee income	506	467	475
Other income	429	417	550
Total revenues	18,781	18,878	24,697
Benefits and expenses:
Policyholder benefits (includes remeasurement losses of $403, $342 and $298 for the years ended December 31, 2024, 2023 and 2022, respectively)	6,632	9,362	6,720
Change in the fair value of market risk benefits, net	(227)	(6)	(958)
Interest credited to policyholder account balances	5,240	4,427	3,732
Amortization of deferred policy acquisition costs and value of business acquired	1,060	1,042	1,020
Non-deferrable insurance commissions	588	588	568
Advisory fee expenses	286	261	266
General operating expenses	2,090	2,360	2,323
Interest expense	554	580	534
Net (gain) loss on divestitures	(245)	(676)	1
Total benefits and expenses	15,978	17,938	14,206
Income (loss) before income tax expense (benefit)	2,803	940	10,491
Income tax expense (benefit):
Current	(35)	306	878
Deferred	635	(402)	1,134
Income tax expense (benefit)	600	(96)	2,012
Net income (loss)	2,203	1,036	8,479
Less:
Net income (loss) attributable to noncontrolling interests	(27)	(68)	320
Net income (loss) attributable to Corebridge	$2,230	$1,104	$8,159

Income (loss) per common share attributable to Corebridge common shareholders:
Common stock - basic	$3.73	$1.72	$12.63
Common stock - diluted	$3.72	$1.71	$12.60

Weighted average shares outstanding:
Common stock - basic	598.0	643.3	646.1
Common stock - diluted	599.2	645.2	647.4

See accompanying Notes to Consolidated Financial Statements

Corebridge | 2024 Form 10-K 152

Corebridge Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2024	2023	2022
Net income (loss)	$2,203	$1,036	$8,479
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	36	13	(61)
Change in unrealized appreciation (depreciation) of all other investments	(1,540)	4,730	(31,695)
Change in fair value of market risk benefits attributable to changes in our own credit risk	219	(544)	1,294
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	1,247	(813)	5,298
Change in cash flow hedges	(193)	(11)	157
Change in foreign currency translation adjustments	54	48	(101)
Change in retirement plan liabilities	—	(7)	2
Other comprehensive income (loss)	(177)	3,416	(25,106)
Comprehensive income (loss)	2,026	4,452	(16,627)
Less:
Comprehensive income (loss) attributable to noncontrolling interests	(19)	(57)	310
Comprehensive income (loss) attributable to Corebridge	$2,045	$4,509	$(16,937)
See accompanying Notes to Consolidated Financial Statements

Corebridge | 2024 Form 10-K 153

Corebridge Financial, Inc. Consolidated Statements of Equity

(in millions)	Common Stock	Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2021	$—	$5	$1	$—	$8,054	$10,937	$8,233	$27,230	$1,759	$28,989
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	—	8,159	—	8,159	320	8,479
Dividends on common stock	—	—	—	—	—	(876)	—	(876)	—	(876)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(25,096)	(25,096)	(10)	(25,106)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	(104)	(104)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	155	155
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,181)	(1,181)
Other	—	—	—	—	(24)	(13)	—	(37)	—	(37)
Reorganization transactions	6	(5)	(1)	—	—	—	—	—	—	—
Balance, December 31, 2022	$6	$—	$—	$—	$8,030	$18,207	$(16,863)	$9,380	$939	$10,319
Purchase of common stock	—	—	—	(503)	—	—	—	(503)	—	(503)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	—	—	1,104	—	1,104	(68)	1,036
Dividends on common stock	—	—	—	—	—	(1,722)	—	(1,722)	—	(1,722)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,405	3,405	11	3,416
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—		—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	96	96
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(91)	(91)
Other	—	—	—	—	119	(17)	—	102	1	103
Balance, December 31, 2023	$6	$—	$—	$(503)	$8,149	$17,572	$(13,458)	$11,766	$869	$12,635

Corebridge | 2024 Form 10-K 154

Corebridge Financial, Inc. Consolidated Statements of Equity (continued)

(in millions)	Common Stock	Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2023	$6	$—	$—	$(503)	$8,149	$17,572	$(13,458)	$11,766	$869	$12,635
Common stock issued under stock plans	1	—	—	24	(24)	—	—	1	—	1
Purchase of common stock	—	—	—	(1,803)	—	—	—	(1,803)	—	(1,803)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	—	—	2,230	—	2,230	(27)	2,203
Dividends on common stock	—	—	—	—	—	(544)	—	(544)	—	(544)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(185)	(185)	8	(177)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	145	145
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	70	70
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(199)	(199)
Other	—	—	—	—	36	(1)	(38)	(3)	(2)	(5)
Balance, December 31, 2024	$7	$—	$—	$(2,282)	$8,161	$19,257	$(13,681)	$11,462	$864	$12,326
See accompanying Notes to Consolidated Financial Statements

Corebridge | 2024 Form 10-K 155

Corebridge Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,203	$1,036	$8,479
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses (gains) on sales of securities available-for-sale and other assets	1,049	304	377
Net (gain) loss on divestitures	(245)	(676)	1
Unrealized (gains) losses in earnings - net	870	1,797	864
Change in the fair value of market risk benefits in earnings, net	(831)	(348)	(1,481)
Equity in income from equity method investments, net of dividends or distributions	65	8	(97)
Depreciation and other amortization	193	366	585
Impairments of assets	69	69	25
Changes in operating assets and liabilities:
Insurance liabilities	980	770	996
Premiums and other receivables and payables - net	(167)	(265)	40
Funds held relating to Fortitude Re Reinsurance contracts	(1,420)	(137)	(8,497)
Reinsurance assets and funds held under reinsurance treaties	825	675	1,086
Capitalization of deferred policy acquisition costs	(1,377)	(1,260)	(1,059)
Current and deferred income taxes - net	349	(116)	912
Other, net	(412)	1,134	390
Total adjustments	(52)	2,321	(5,858)
Net cash provided by operating activities	2,151	3,357	2,621
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available-for-sale securities	8,080	7,400	10,566
Other securities	1,113	988	2,181
Other invested assets	1,733	1,367	1,888
Divestitures, net	577	747	—
Maturities of fixed maturity securities available-for-sale	16,164	8,859	9,621
Principal payments received on mortgage and other loans receivable	5,509	6,164	7,814
Purchases of:
Available-for-sale securities	(29,644)	(18,321)	(19,499)
Other securities	(1,669)	(1,379)	(3,694)
Other invested assets	(924)	(1,172)	(1,662)
Mortgage and other loans receivable	(11,878)	(9,168)	(14,203)
Acquisition of businesses, net of cash and restricted cash acquired	—	(5)	(107)
Net change in short-term investments	(560)	(334)	883
Net change in derivative assets and liabilities	119	(884)	(754)
Other, net	(156)	262	(287)
Net cash used in investing activities	(11,536)	(5,476)	(7,253)
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	39,552	33,015	26,582
Policyholder contract withdrawals	(28,136)	(27,957)	(20,722)
Issuance of long-term debt	1,329	1,240	7,451
Issuance of short-term debt	—	—	1,512
Issuance of debt of consolidated investment entities	231	221	946
Repayments of short-term debt	(250)	(1,250)	(8,312)
Maturities and repayments of debt of consolidated investment entities	(982)	(535)	(1,228)
Dividends paid on common stock	(544)	(1,722)	(876)
Distributions to noncontrolling interests	(199)	(91)	(477)
Contributions from noncontrolling interests	70	96	146
Net change in securities lending and repurchase agreements	567	(544)	(647)
Issuance of common stock	1	—	—
Repurchase of common stock	(1,792)	(498)	—
Other, net	(267)	139	299
Net cash provided by (used in) financing activities	9,580	2,114	4,674
Effect of exchange rate changes on cash and restricted cash	1	3	(10)
Net increase (decrease) in cash and restricted cash	196	(2)	32
Cash and restricted cash at beginning of year	628	633	601
Change in cash of businesses held for sale	—	(3)	—
Cash and restricted cash at end of year	$824	$628	$633
See accompanying Notes to Consolidated Financial Statements

Corebridge | 2024 Form 10-K 156

Corebridge Financial, Inc.
Consolidated Statements of Cash Flows (continued)

Supplementary Disclosure of Consolidated Cash Flow Information
	Years Ended December 31,
(in millions)	2024	2023	2022
Cash	$806	$612	$552
Restricted cash included in short-term investments	4	3	69
Restricted cash included in other assets	14	13	12
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$824	$628	$633

Cash (received) paid during the period for:
Interest	$538	$583	$472
Taxes	$252	$20	$1,101
Non-cash investing activities:
Fixed maturity securities, designated available-for-sale, received in connection with pension risk transfer transactions	$(1,316)	$(4,317)	$(1,121)
Fixed maturity securities, designated available-for-sale, received in connection with reinsurance transactions	$—	$—	$(108)
Fixed maturity securities, designated fair value option, received in connection with reinsurance transactions	$(232)	$(93)	$—
Fixed maturity securities, designated available-for-sale, transferred in connection with reinsurance transactions	$210	$439	$204
Fixed maturity securities, designated fair value option, transferred in connection with reinsurance transactions	$194	$—	$—
Fixed maturity securities, designated available-for-sale, transferred to repay debt of consolidated investment entities	$—	$—	$458
Investment assets transferred in conjunction with fund establishment	$—	$—	$19
Investment assets received in conjunction with fund establishment	$—	$—	$(49)
Real estate investments transferred in conjunction with fund establishment	$—	$—	$305
Equity securities distributed in lieu of cash to non-consolidated Corebridge affiliate	$—	$—	$94
Other invested assets securities distributed in lieu of cash to non-consolidated Corebridge affiliate	$—	$—	$694
Other invested assets securities, transferred in connection with reinsurance transactions	$43	$111	$—
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$5,141	$4,501	$3,676
Fee income debited to policyholder contract deposits included in financing activities	$(2,879)	$(2,122)	$(1,694)
Non-cash capital contributions	$18	$16	$—
Distribution in lieu of cash, in equity securities, to non-consolidated Corebridge affiliate	$—	$—	$(94)
Distribution in lieu of cash, in Other invested assets securities, to non-consolidated Corebridge affiliate	$—	$—	$(694)
Extinguishment of debt in exchange for partnership interest	$—	$—	$(172)
Redemption of noncontrolling interests in exchange for partnership interest	$—	$—	$(104)
See accompanying Notes to Consolidated Financial Statements

Corebridge | 2024 Form 10-K 157

ITEM 8 | Notes to Consolidated Financial Statements | 1. Overview and Basis of Presentation

1. Overview and Basis of Presentation
OVERVIEW
Corebridge Financial, Inc. (“Corebridge Parent”) is a leading provider of retirement solutions and life insurance products in the United States. Our primary business operations consist of sales of individual and group annuities products, life insurance products to individuals and institutional markets products. Corebridge Parent common stock, par value $0.01 per share, is listed on the New York Stock Exchange (NYSE: CRBG). The terms “Corebridge,” “we,” “us,” “our” or the “Company” mean Corebridge Parent and its consolidated subsidiaries, unless the context refers to Corebridge Parent only. Subsidiaries of Corebridge Parent include: AGC Life Insurance Company (“AGC”), American General Life Insurance Company (“AGL”), The Variable Annuity Life Insurance Company (“VALIC”), The United States Life Insurance Company in the City of New York (“USL”), Corebridge Insurance Company of Bermuda, Ltd. ("CRBG Bermuda") and SAFG Capital LLC and its subsidiaries. American International Group, Inc. (“AIG Parent”) is a publicly traded entity, listed on the New York Stock Exchange (NYSE: AIG). The term “AIG” means AIG Parent and its consolidated subsidiaries, unless the context refers to AIG Parent only.
On September 19, 2022, we completed an initial public offering (the “IPO”) in which AIG Parent sold 80.0 million shares of Corebridge Parent common stock to the public. Since our IPO, AIG Parent has sold portions of its interest in Corebridge through secondary public offerings and other transactions. As of December 31, 2024, AIG Parent owned approximately 22.7% of the outstanding Corebridge Parent common stock.
On December 9, 2024 (the “Closing Date”), Nippon Life Insurance Company, a mutual company organized under the laws of Japan (“Nippon”), in accordance with that stock purchase agreement (the “Purchase Agreement”), dated as of May 16, 2024, completed its purchase of approximately 122 million shares of Corebridge Parent common stock, beneficially owned by AIG Parent, representing 21.6% of the issued and outstanding Corebridge Parent common stock at signing (the “Nippon Transaction”). As of December 31, 2024, Nippon owned approximately 21.7% of the outstanding Corebridge Parent common stock.
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
BASIS OF PRESENTATION
These Consolidated Financial Statements include the results of Corebridge Parent, its controlled subsidiaries (generally through a greater than 50% ownership of voting rights and voting interests) and variable interest entities (“VIEs”) of which we are the primary beneficiary. Equity investments in entities that we do not consolidate, including corporate entities in which we have significant influence and partnership and partnership-like entities in which we have more than minor influence over the operating and financial policies, are accounted for under the equity method unless we have elected the fair value option.
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’). All material intercompany accounts and transactions between consolidated entities have been eliminated.
The accompanying Consolidated Financial Statements reflect all normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary in the opinion of management for a fair statement of our financial position, results of operations and cash flows for the periods presented.
SIGNIFICANT TRANSACTIONS
AIG Life U.K.
On September 25, 2023 Corebridge announced that it had entered into a definitive agreement to sell AIG Life U.K., to Aviva plc. On April 8, 2024, Corebridge completed the sale of AIG Life Limited (“AIG Life U.K.”) to Aviva plc (“Aviva”) and received gross proceeds of £453 million ($569 million) resulting in a pre-tax gain of $246 million for the year ended December 31, 2024.
Laya
On October 31, 2023, Corebridge completed the sale of Laya to AXA and received gross proceeds (i.e., net cash before transaction costs) of €691 million ($731 million), resulting in a pre-tax gain of $652 million for the year ended December 31, 2023.
Dividend and Affiliated Note
On November 1, 2021, Corebridge Parent declared a dividend payable to AIG in the amount of $8.3 billion. In connection with that dividend, Corebridge Parent issued a promissory note to AIG Parent in the amount of $8.3 billion. The promissory note to AIG Parent was paid in full during 2022.
Ownership of Fortitude Holdings
On March 31, 2022, our ownership interest in FGH Parent, L.P., (“Fortitude Re Bermuda”) was reduced from 3.5% to 2.46% due to a round of equity financing by third-party investors, in which we did not participate.
Transfer of AIG Technologies, Inc and Eastgreen, Inc.
On February 28, 2022, Corebridge and AIG entered into agreements under which we purchased AIG Technologies, Inc. (“AIGT”) and Eastgreen, Inc. (“Eastgreen”) for total consideration of $107 million. AIGT provides data processing, technology and infrastructure services to Corebridge and AIG entities in the United States, including management of AIG hardware and networks.
HELD-FOR-SALE CLASSIFICATION
Assets classified as held-for-sale are segregated and reported in Assets held-for-sale in our Consolidated Balance Sheets beginning in the period in which the assets are classified as held-for-sale. At December 31, 2024, we recorded Assets held-for-sale, primarily consisting of real estate, of $198 million. At December 31, 2023, we recorded Assets held-for-sale and Liabilities held-for-sale, primarily consisting of AIG Life U.K. and real estate, of $2.2 billion and $1.7 billion, respectively.
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
•valuation of embedded derivative liabilities for fixed index annuity, registered index linked annuity and index universal life products;
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
OUT-OF-PERIOD ADJUSTMENTS
For the year ended December 31, 2024, the Company recorded an $77 million out-of-period adjustment, which increased earnings, primarily related to the correction of net investment income for certain securities and corrections related to the calculation of certain actuarially determined balances. The Company evaluated the impact of the error and out-of-period adjustment and concluded it was not material to any previously issued interim or annual consolidated financial statements and the adjustment was not material to the year ended December 31, 2024.

Corebridge | 2024 Form 10-K 158

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
•Reinsurance assets – net of allowance
Note 8. Variable Interest Entities
Note 9. Derivatives and Hedge Accounting
•Derivative assets and liabilities, at fair value
Note 10. Deferred Policy Acquisition Costs
•Deferred policy acquisition costs (“DAC”)
•Value of business acquired (“VOBA”)
•Deferred sales inducements (“DSI”)
•Non-deferrable insurance commissions
Note 11. Separate Account Assets and Liabilities
Note 12. Future Policy Benefits
Note 13. Policyholder Contract Deposits and Other Policyholder Funds
•Policyholder contract deposits
•Other policyholder funds
•Variable annuities
•Fixed annuity and fixed index annuities
Note 14. Market Risk Benefits
Note 15. Debt
•Short-term and Long-term debt
•Debt of consolidated investment entities
Note 16. Contingencies, Commitments and Guarantees
•Legal contingencies
Note 18. Earnings Per Common Share
Note 22. Income Taxes
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
For limited payment contracts, premiums are due over a significantly shorter period than the period over which benefits are provided. The difference between the gross premium received and recorded as revenue and the net premium is deferred and recognized in policyholder benefits in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This Deferred Profit Liability (“DPL”) is recorded in the Consolidated Balance Sheets in Future policy benefits for life and accident and health insurance contracts.

Corebridge | 2024 Form 10-K 159

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
Amounts received as payment for investment-oriented contracts such as universal life, variable annuities, fixed annuities, fixed index annuities and registered index linked annuities, are reported as deposits to Policyholder contract deposits or Separate account liabilities, as applicable. Revenues from these contracts are recorded in policy fees and consist of policy charges for the cost of insurance, policy administration charges, surrender charges and amortization of URR. Policy fees are recognized as revenues in the period in which they are assessed against policyholders, unless the fees are designed to compensate Corebridge for services to be provided in the future. Fees deferred as unearned revenue are amortized on a constant level basis over the estimated lives of the contracts, consistent with the amortization of deferred acquisition costs. This URR is recorded in the Consolidated Balance Sheets in Other policyholder funds.
Advisory fee income includes fees from registered investment services.
Other income includes 12b-1 fees (i.e. marketing and distribution fee income), other asset management fee income, and commission-based broker-dealer services.
Advisory fee expense includes primarily sub-advisory fee expenses.
Cash represents cash on hand and demand deposits.
Short-term investments include highly liquid securities and other investments maturing within one year. Securities included within short-term investments are stated at estimated fair value, while other investments included within short-term investments are stated at amortized cost, which approximates estimated fair value.
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
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or one level below, and the test is performed annually on July 1, or more frequently if circumstances indicate an impairment may have occurred.
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
For a more detailed discussion of separate accounts see Note 11.

Corebridge | 2024 Form 10-K 160

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
Segment Reporting
In November 2023, the FASB issued an ASU to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, and ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment’s profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profits or losses in assessing segment performance. The Company adopted the standard effective for the fiscal year ending December 31, 2024. The ASU is applied retrospectively to all prior periods presented.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued an ASU to improve the disclosures about a company’s business expenses. The standard requires disclosure about specific types of expenses, such as depreciation, intangible asset amortization and employee compensation, included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The standard is effective for public companies for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The standard is allowed to be applied on either a prospective or retrospective basis. We are assessing the impact of this standard.

Corebridge | 2024 Form 10-K 161

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

3. Segment Information
We report our results of operations consistent with the manner in which our Chief Executive Officer, who is the chief operating decision maker, reviews the business to assess performance and allocate resources.
We report our results of operations as five reportable segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities, registered index linked annuities and variable annuities.
•Group Retirement – consists of recordkeeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and limited non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – consists of term and universal life insurance products in the United States. The International Life business issued individual and group life insurance in the United Kingdom and distributed private medical insurance in Ireland. On October 31, 2023 Corebridge completed the sale of Laya and on April 8, 2024 completed the sale of AIG Life U.K.
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
The chief operating decision maker assesses segment performance and allocates capital and resources to the segments based on an evaluation of each segments’ adjusted revenues and adjusted pre-tax operating income (loss) (“APTOI”). Adjusted revenues are derived by excluding certain items from total revenues. APTOI is derived by excluding certain items from income from operations before income tax. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and adjustments that we believe to be common to the industry. Legal entities are attributed to each segment based upon the predominance of activity in that legal entity.
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

Corebridge | 2024 Form 10-K 162

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

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
•losses from the impairment of goodwill, if any; and
•income and loss from divested or run-off business, if any.
The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Year Ended December 31, 2024
Premiums	$137	$12	$1,483	$2,894	$74	$—	$4,600	$—	$4,600
Policy fees	797	442	1,465	197	—	—	2,901	—	2,901
Net investment income(a)	5,679	1,920	1,321	2,127	33	(22)	11,058	1,170	12,228
Net realized gains (losses)(a)(b)	—	—	—	—	85	—	85	(1,968)	(1,883)
Advisory fee and other income	454	343	82	8	47	—	934	1	935
Total adjusted revenues	7,067	2,717	4,351	5,226	239	(22)	19,578	(797)	18,781
Policyholder benefits	126	13	2,681	3,821	—	—	6,641	(9)	6,632
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(227)	(227)
Interest credited to policyholder account balances	2,861	1,206	336	799	—	—	5,202	38	5,240
Amortization of deferred policy acquisition costs	618	85	344	13	—	—	1,060	—	1,060
Non-deferrable insurance commissions	388	120	58	20	2	—	588	—	588
Advisory fee expenses	150	134	2	—	—	—	286	—	286
General operating expenses	446	415	469	78	302	(4)	1,706	384	2,090
Interest expense	—	—	—	—	543	(19)	524	30	554
Net (gain) on divestitures	—	—	—	—	—	—	—	(245)	(245)
Total benefits and expenses	4,589	1,973	3,890	4,731	847	(23)	16,007	(29)	15,978
Noncontrolling interests	—	—	—	—	34	—	34
Adjusted pre-tax operating income (loss)	$2,478	$744	$461	$495	$(574)	$1	$3,605
Adjustments to:
Total revenue							(797)
Total expenses							(29)
Noncontrolling interests							(34)
Income before income tax expense (benefit)							$2,803		$2,803

Corebridge | 2024 Form 10-K 163

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Year Ended December 31, 2023
Premiums	$213	$20	$1,776	$5,607	$78	$—	$7,694	$(3)	$7,691
Policy fees	708	406	1,488	195	—	—	2,797	—	2,797
Net investment income(a)	4,908	1,996	1,282	1,586	92	(25)	9,839	1,239	11,078
Net realized gains (losses)(a)(b)	—	—	—	—	(2)	—	(2)	(3,570)	(3,572)
Advisory fee and other income	426	309	93	2	54	—	884	—	884
Total adjusted revenues	6,255	2,731	4,639	7,390	222	(25)	21,212	(2,334)	18,878
Policyholder benefits	204	31	2,838	6,298	(3)	—	9,368	(6)	9,362
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(6)	(6)
Interest credited to policyholder account balances	2,269	1,182	340	600	—	—	4,391	36	4,427
Amortization of deferred policy acquisition costs	572	82	379	9	—	—	1,042	—	1,042
Non-deferrable insurance commissions	355	124	88	19	2	—	588	—	588
Advisory fee expenses	141	118	2	—	—	—	261	—	261
General operating expenses	402	440	619	85	339	—	1,885	475	2,360
Interest expense	—	—	—	—	569	(17)	552	28	580
Net (gain) on divestitures	—	—	—	—	—	—	—	(676)	(676)
Total benefits and expenses	3,943	1,977	4,266	7,011	907	(17)	18,087	(149)	17,938
Noncontrolling interests	—	—	—	—	68	—	68
Adjusted pre-tax operating income (loss)	$2,312	$754	$373	$379	$(617)	$(8)	$3,193
Adjustments to:
Total revenue							(2,334)
Total expenses							(149)
Noncontrolling interests							(68)
Income before income tax expense (benefit)							$940		$940
(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Year Ended December 31, 2022
Premiums	$235	$19	$1,864	$2,913	$82	$—	$5,113	$(22)	$5,091
Policy fees	741	415	1,564	194	—	—	2,914	—	2,914
Net investment income(a)	3,888	2,000	1,389	1,049	473	(41)	8,758	818	9,576
Net realized gains (losses)(a)(b)	—	—	—	—	170	—	170	5,921	6,091
Advisory fee and other income	451	305	121	2	121	—	1,000	25	1,025
Total adjusted revenues	5,315	2,739	4,938	4,158	846	(41)	17,955	6,742	24,697
Policyholder benefits	285	35	3,010	3,404	—	—	6,734	(14)	6,720
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(958)	(958)
Interest credited to policyholder account balances	1,916	1,147	342	320	—	—	3,725	7	3,732
Amortization of deferred policy acquisition costs	523	80	410	7	—	—	1,020	—	1,020
Non-deferrable insurance commissions	351	123	72	20	2	—	568	—	568
Advisory fee expenses	141	124	1	—	—	—	266	—	266
General operating expenses	426	447	656	73	384	(2)	1,984	339	2,323
Interest expense	—	—	—	—	535	(51)	484	50	534
Net (gain) loss on divestitures	—	—	—	—	—	—	—	1	1
Total benefits and expenses	3,642	1,956	4,491	3,824	921	(53)	14,781	(575)	14,206
Noncontrolling interests	—	—	—	—	(320)	—	(320)
Adjusted pre-tax operating income (loss)	$1,673	$783	$447	$334	$(395)	$12	$2,854
Adjustments to:
Total revenue							6,742
Total expenses							(575)
Noncontrolling interests							320
Income before income tax expense (benefit)							$10,491		$10,491
(a)Adjustments include Fortitude Re activity of $604 million, $(590) million and $6,841 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.

Corebridge | 2024 Form 10-K 164

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

Corebridge does not report total assets by segment, as we do not use this metric to allocate resources or evaluate segment performance.
The following table presents Corebridge’s consolidated total revenues by major geographic area:

	Total Revenues*
(in millions)	2024	2023	2022
North America	$18,670	$18,299	$24,160
International	111	579	537
Consolidated	$18,781	$18,878	$24,697
*    Revenues are generally reported according to the geographic location of the legal entity. International revenues consisted of revenues from Laya and AIG Life U.K. On October 31, 2023 Corebridge completed the sale of Laya and on April 8, 2024 completed the sale of AIG Life U.K.

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

Corebridge | 2024 Form 10-K 165

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
VALUATION METHODOLOGIES OF FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
Incorporation of credit risk in fair value measurements
•Our own credit risk: Fair value measurements for certain liabilities incorporate our own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to us at the balance sheet date by reference to observable Corebridge credit default swaps (“CDS”) or cash bond spreads. We calculate the effect of credit spread changes using discounted cash flow techniques that incorporate current market interest rates. A derivative counterparty’s net credit exposure to us is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with us, as well as collateral we post with the counterparty at the balance sheet date. We also incorporate our own risk of non-performance in the valuation of market risk benefits associated with variable annuity, fixed annuity, fixed index annuity and registered index linked annuity contracts and embedded derivatives associated with fixed index annuity, registered index linked annuity contracts and life contracts. The non-performance risk adjustment (“NPA”) reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows in the valuation of market risk benefits and embedded derivatives. The non-performance risk adjustment is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our insurance operations companies.
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

Corebridge | 2024 Form 10-K 166

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
Equity securities traded in active markets
Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure equity securities. at fair value. Market price data is generally obtained from exchange or dealer markets.
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

Corebridge | 2024 Form 10-K 167

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
Market risk benefits and Embedded derivatives within Policyholder contract deposits
Certain variable annuity, fixed annuity, fixed index annuity and registered index linked annuity contracts contain MRBs related to guaranteed benefit features that we separate from the host contracts and account for at fair value, with certain changes recognized in earnings. MRBs are contracts or contract features that provide protection to policyholders from other-than-nominal capital market risks and expose the insurance entity to other-than-nominal capital market risks.
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

Corebridge | 2024 Form 10-K 168

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Because of the dynamic and complex nature of the projected cash flows with respect to MRBs in our variable annuity, fixed annuity and fixed index annuity contracts, risk neutral valuations are used, which are calibrated to observable interest rate and equity option prices. Estimating the underlying cash flows for these products involves judgments regarding the capital market assumptions related to expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance and discount rates. Additionally, estimating the underlying cash flows for these products also involves judgments regarding policyholder behavior. The portion of fees attributable to the fair value of expected benefit payments is included within the fair value measurement of these MRBs, and related fees are classified in change in the fair value of MRBs, net, as earned, consistent with other changes in the fair value of these MRBs. Any portion of the fees not attributed to the MRBs is excluded from the fair value measurement and classified in policy fees as earned.
Option pricing models are used to estimate the fair value of embedded derivatives in our fixed index annuity, registered index linked annuity contracts and life contracts, taking into account the capital market assumptions for future index growth rates, volatility of the index, future interest rates, and our ability to adjust the participation rate and the cap on fixed index credited rates in light of market conditions and policyholder behavior assumptions.
Projected cash flows are discounted using the interest rate swap curve (“swap curve”), which is viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, Secured Overnight Financing Rate (“SOFR”) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of MRBs and embedded derivatives associated with variable annuity, fixed annuity, fixed index annuity and registered index linked annuity contracts and life contracts. The NPA reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows. The NPA is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our insurance companies. The corporate credit indices are observable for the first 30 years. For years 30 to 50, the yield is derived using market observable yields. Yields for years 50 to 100 are extrapolated using a flat forward approach, maintaining a constant forward spread through the period. MRBs are measured using a NPA that is a locked-in estimate of our claims-paying ability at policy issue (“locked-in NPA”) as well as a NPA that reflects an estimate of our current claims-paying ability (“current NPA”).
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
Fortitude Re funds withheld payable
The reinsurance transactions with Fortitude Re were structured as modco arrangements. Corebridge has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing liabilities for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative. Changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements. The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy.
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

Corebridge | 2024 Form 10-K 169

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$9	$1,359	$—	$—	$—	$1,368
Obligations of states, municipalities and political subdivisions	—	3,916	745	—	—	4,661
Non-U.S. governments	—	3,904	—	—	—	3,904
Corporate debt	—	104,644	1,834	—	—	106,478
RMBS(b)	—	9,739	6,045	—	—	15,784
CMBS	—	8,956	621	—	—	9,577
CLO	—	7,956	2,162	—	—	10,118
ABS	—	1,384	17,566	—	—	18,950
Total bonds available-for-sale	9	141,858	28,973	—	—	170,840
Other bond securities:
U.S. government and government sponsored entities	—	188	—	—	—	188
Obligations of states, municipalities and political subdivisions	—	33	1	—	—	34
Non-U.S. governments	—	27	—	—	—	27
Corporate debt	—	2,727	209	—	—	2,936
RMBS(c)	—	53	98	—	—	151
CMBS	—	206	14	—	—	220
CLO	—	419	59	—	—	478
ABS	—	68	1,160	—	—	1,228
Total other bond securities	—	3,721	1,541	—	—	5,262
Equity securities	15	—	41	—	—	56
Other invested assets(d)	—	—	1,647	—	—	1,647
Derivative assets:
Interest rate contracts	—	2,556	364	—	—	2,920
Foreign exchange contracts	—	1,271	—	—	—	1,271
Equity contracts	1	2,390	654	—	—	3,045
Credit contracts	—	—	—	—	—	—
Other contracts	—	1	13	—	—	14
Counterparty netting and cash collateral	—	—	—	(4,494)	(2,563)	(7,057)
Total derivative assets	1	6,218	1,031	(4,494)	(2,563)	193
Short-term investments	351	1,088	—	—	—	1,439
Market risk benefit assets	—	—	1,332	—	—	1,332
Separate account assets	90,400	3,488	—	—	—	93,888
Total	$90,776	$156,373	$34,565	$(4,494)	$(2,563)	$274,657
Liabilities:
Policyholder contract deposits(e)	$—	$120	$9,415	$—	$—	$9,535
Derivative liabilities:
Interest rate contracts	—	3,452	—	—	—	3,452
Foreign exchange contracts	—	268	—	—	—	268
Equity contracts	7	1,530	9	—	—	1,546
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(4,494)	(664)	(5,158)
Total derivative liabilities	7	5,250	11	(4,494)	(664)	110
Fortitude Re funds withheld payable(f)	—	—	2,223	—	—	2,223
Market risk benefit liabilities	—	—	5,616	—	—	5,616
Total	$7	$5,370	$17,265	$(4,494)	$(664)	$17,484

Corebridge | 2024 Form 10-K 170

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

December 31, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$20	$1,200	$—	$—	$—	$1,220
Obligations of states, municipalities and political subdivisions	—	4,987	844	—	—	5,831
Non-U.S. governments	—	4,057	—	—	—	4,057
Corporate debt	—	104,725	1,357	—	—	106,082
RMBS(b)	—	8,423	5,854	—	—	14,277
CMBS	—	9,373	608	—	—	9,981
CLO	—	9,301	1,843	—	—	11,144
ABS	—	1,029	12,906	—	—	13,935
Total bonds available-for-sale	20	143,095	23,412	—	—	166,527
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	39	1	—	—	40
Non-U.S. governments	—	13	—	—	—	13
Corporate debt	—	2,486	167	—	—	2,653
RMBS(c)	—	63	107	—	—	170
CMBS	—	211	17	—	—	228
CLO	—	354	69	—	—	423
ABS	—	89	962	—	—	1,051
Total other bond securities	—	3,255	1,323	—	—	4,578
Equity securities	21	—	42	—	—	63
Other invested assets(d)	—	—	1,850	—	—	1,850
Derivative assets:
Interest rate contracts	—	2,498	449	—	—	2,947
Foreign exchange contracts	—	940	—	—	—	940
Equity contracts	7	1,186	824	—	—	2,017
Credit contracts	—	8	—	—	—	8
Other contracts	—	1	12	—	—	13
Counterparty netting and cash collateral	—	—	—	(3,646)	(1,886)	(5,532)
Total derivative assets	7	4,633	1,285	(3,646)	(1,886)	393
Short-term investments	21	1,387	—	—	—	1,408
Market risk benefit assets	—	—	912	—	—	912
Separate account assets	87,813	3,192	—	—	—	91,005
Total (g)	$87,882	$155,562	$28,824	$(3,646)	$(1,886)	$266,736
Liabilities:
Policyholder contract deposits(e)	$—	$108	$7,942	$—	$—	$8,050
Derivative liabilities:
Interest rate contracts	—	3,278	—	—	—	3,278
Foreign exchange contracts	—	563	—	—	—	563
Equity contracts	2	680	63	—	—	745
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(3,646)	(801)	(4,447)
Total derivative liabilities	2	4,521	65	(3,646)	(801)	141
Fortitude Re funds withheld payable(f)	—	—	2,182	—	—	2,182
Market risk benefit liabilities	—	—	5,705	—	—	5,705
Total	$2	$4,629	$15,894	$(3,646)	$(801)	$16,078
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Includes investments in residential-backed mortgage securities (“RMBS”) issued by related parties of $36 million and $7 million classified as Level 2 and Level 3, respectively, as of December 31, 2023.
(c)Includes less than $1 million of investments in RMBS issued by related parties classified as Level 2 as of December 31, 2023.
(d)Excludes investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent), which totaled $6.1 billion and $5.8 billion as of December 31, 2024 and December 31, 2023, respectively.
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
(g)Excludes assets that were reclassified to Assets held-for-sale in the Consolidated Balance Sheets of $167 million, as of December 31, 2023.

Corebridge | 2024 Form 10-K 171

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the years ended December 31, 2024 and 2023 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2024 and 2023:

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Year Ended December 31, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$844	$(1)	$(72)	$(4)	$—	$(22)	$—	$745	$—	$(77)
Corporate debt	1,357	12	(2)	(94)	1,057	(496)	—	1,834	—	(34)
RMBS	5,854	290	31	155	21	(304)	(2)	6,045	—	30
CMBS	608	1	95	(180)	252	(155)	—	621	—	22
CLO	1,843	17	28	553	41	(320)	—	2,162	—	29
ABS	12,906	391	305	3,282	1,161	(479)	—	17,566	—	272
Total bonds available-for-sale	23,412	710	385	3,712	2,532	(1,776)	(2)	28,973	—	242
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	167	15	—	10	20	(3)	—	209	10	—
RMBS	107	5	—	(11)	—	(3)	—	98	3	—
CMBS	17	1	—	(4)	—	—	—	14	1	—
CLO	69	(2)	—	7	—	(16)	1	59	—	—
ABS	962	66	—	223	21	(112)	—	1,160	29	—
Total other bond securities	1,323	85	—	225	41	(134)	1	1,541	43	—
Equity securities	42	1	—	5	—	—	(7)	41	—	—
Other invested assets	1,850	(49)	(15)	13	—	(136)	(16)	1,647	(56)	—
Total(a)	$26,627	$747	$370	$3,955	$2,573	$(2,046)	$(24)	$32,202	$(13)	$242

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Liabilities:
Policyholder contract deposits	$7,942	$859	$—	$614	$—	$—	$—	$9,415	$1,472	$—
Derivative liabilities, net:
Interest rate contracts	(449)	(170)	—	(84)	—	—	339	(364)	255	—
Equity contracts	(761)	(38)	—	141	—	—	13	(645)	(107)	—
Other contracts	(10)	(45)	—	44	—	—	—	(11)	44	—
Total derivative liabilities, net(b)	(1,220)	(253)	—	101	—	—	352	(1,020)	192	—
Fortitude Re funds withheld payable	2,182	518	—	(477)	—	—	—	2,223	531	—
Total(c)	$8,904	$1,124	$—	$238	$—	$—	$352	$10,618	$2,195	$—

Corebridge | 2024 Form 10-K 172

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Year Ended December 31, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$805	$(2)	$66	$(15)	$—	$(10)	$—	$844	$—	$35
Corporate debt	1,968	(96)	13	(58)	583	(1,037)	(16)	1,357	—	(19)
RMBS	5,670	316	22	(103)	33	(84)	—	5,854	—	(45)
CMBS	718	9	(53)	(53)	179	(192)	—	608	—	(83)
CLO	1,670	(18)	53	(29)	76	(172)	263	1,843	—	(19)
ABS	9,595	263	323	2,144	590	(9)	—	12,906	—	260
Total bonds available-for-sale	20,426	472	424	1,886	1,461	(1,504)	247	23,412	—	129
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	1	—	—	—	1	—	—
Corporate debt	417	(15)	—	(43)	—	(192)	—	167	(16)	—
RMBS	107	6	—	(6)	—	—	—	107	2	—
CMBS	28	(5)	—	(6)	—	—	—	17	—	—
CLO	11	17	—	(52)	39	(44)	98	69	6	—
ABS	741	49	—	207	—	(35)	—	962	(18)	—
Total other bond securities	1,304	52	—	101	39	(271)	98	1,323	(26)	—
Equity securities	26	—	—	23	1	(7)	(1)	42	—	—
Other invested assets	1,832	(153)	11	126	34	—	—	1,850	(150)	—
Total(a)	$23,588	$371	$435	$2,136	$1,535	$(1,782)	$344	$26,627	$(176)	$129
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Liabilities:
Policyholder contract deposits	$5,367	$1,464	$—	$1,111	$—	$—	$—	$7,942	$(733)	$—
Derivative liabilities, net:
Interest rate contracts	(303)	(88)	—	(157)	—	—	99	(449)	33	—
Equity contracts	(267)	(389)	—	(537)	—	—	432	(761)	438	—
Other contracts	(14)	(61)	—	65	—	—	—	(10)	62	—
Total derivative liabilities, net(b)	(584)	(538)	—	(629)	—	—	531	(1,220)	533	—
Fortitude Re funds withheld payable	1,262	1,734	—	(814)	—	—	—	2,182	(721)	—
Debt of consolidated investment entities	6	1	—	(7)	—	—	—	—	—	—
Total(c)	$6,051	$2,661	$—	$(339)	$—	$—	$531	$8,904	$(921)	$—
(a)Excludes MRB assets of $1.3 billion at December 31, 2024 and $912 million at December 31, 2023. Refer to Note 14 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $5.6 billion at December 31, 2024 and $5.7 billion at December 31, 2023. Refer to Note 14 for additional information.

Corebridge | 2024 Form 10-K 173

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Year Ended December 31, 2024
Assets:
Bonds available-for-sale	$—	$748	$(38)	$—	$710
Other bond securities	—	85	—	—	85
Equity securities	—	1	—	—	1
Other invested assets	—	(49)	—	—	(49)
Year Ended December 31, 2023
Assets:
Bonds available-for-sale	$—	$491	$(19)	$—	$472
Other bond securities	—	52	—	—	52
Equity securities	—	—	—	—	—
Other invested assets	—	(150)	(3)	—	(153)
Year Ended December 31, 2024
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(859)	$—	$(859)
Derivative liabilities, net	44	—	269	(60)	253
Fortitude Re funds withheld payable	—	—	(518)	—	(518)
Market risk benefit liabilities, net(c)	—	—	3	1,526	1,529
Debt of consolidated investment entities	—	—	—	—	—
Year Ended December 31, 2023
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(1,464)	$—	$(1,464)
Derivative liabilities, net	62	—	517	(41)	538
Fortitude Re funds withheld payable	—	—	(1,734)	—	(1,734)
Market risk benefit liabilities, net(c)	—	—	3	1,125	1,128
Debt of consolidated investment entities	—	(1)	—	—	(1)
(a)The portion of the fair value change attributable to our own credit risk is recognized in Other comprehensive income (loss) (“OCI”).
(b)Primarily embedded derivatives.
(c)Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | 2024 Form 10-K 174

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the year ended December 31, 2024 and 2023 related to Level 3 assets and liabilities in the Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Year Ended December 31, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$22	$(24)	$(2)	$(4)
Corporate debt	507	(330)	(271)	(94)
RMBS	1,552	(583)	(814)	155
CMBS	59	(113)	(126)	(180)
CLO	1,247	(153)	(541)	553
ABS	6,087	(649)	(2,156)	3,282
Total bonds available-for-sale	9,474	(1,852)	(3,910)	3,712
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	10	—	—	10
RMBS	—	—	(11)	(11)
CMBS	—	(4)	—	(4)
CLO	23	—	(16)	7
ABS	427	(36)	(168)	223
Total other bond securities	460	(40)	(195)	225
Equity securities	7	(2)	—	5
Other invested assets	282	—	(269)	13
Total assets*	$10,223	$(1,894)	$(4,374)	$3,955
Liabilities:
Policyholder contract deposits	$—	$1,564	$(950)	$614
Derivative liabilities, net	—	—	101	101
Fortitude Re funds withheld payable	—	—	(477)	(477)
Total liabilities	$—	$1,564	$(1,326)	$238

Year Ended December 31, 2023
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$(12)	$(3)	$(15)
Corporate debt	223	(30)	(251)	(58)
RMBS	706	(42)	(767)	(103)
CMBS	9	(27)	(35)	(53)
CLO	226	(18)	(237)	(29)
ABS	2,523	(4)	(375)	2,144
Total bonds available-for-sale	3,687	(133)	(1,668)	1,886
Other bond securities:
Obligations of states, municipalities and political subdivisions	3	(2)	—	1
Corporate debt	185	—	(228)	(43)
RMBS	6	—	(12)	(6)
CMBS	—	(6)	—	(6)
CLO	1	(9)	(44)	(52)
ABS	256	(8)	(41)	207
Total other bond securities	451	(25)	(325)	101
Equity securities	25	—	(2)	23
Other invested assets	262	—	(136)	126
Total assets*	$4,425	$(158)	$(2,131)	$2,136
Liabilities:
Policyholder contract deposits	$—	$1,428	$(317)	$1,111
Derivative liabilities, net	(127)	—	(502)	(629)
Fortitude Re funds withheld payable	—	—	(814)	(814)
Debt of consolidated investment entities	—	—	(7)	(7)
Total liabilities	$(127)	$1,428	$(1,640)	$(339)
*There were no issuances during the years ended December 31, 2024 and 2023 for invested assets.

Corebridge | 2024 Form 10-K 175

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2024 and 2023 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $(17) million and $23 million of net gains (losses) related to assets transferred into Level 3 during the years ended December 31, 2024 and 2023, respectively, and includes $31 million and $(10) million of net gains (losses) related to assets transferred out of Level 3 during the years ended December 31, 2024 and 2023, respectively.
Transfers of Level 3 Assets
During the years ended December 31, 2024 and 2023, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, CMBS, CLO and ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the years ended December 31, 2024 and 2023, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO, ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the years ended December 31, 2024 and 2023.
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

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$746	Discounted cash flow	Yield	5.53% - 5.88% (5.70%)
Corporate debt	$1,822	Discounted cash flow	Yield	4.94% - 10.38% (7.35%)
RMBS(c)	$2,892	Discounted cash flow	Prepayment speed	3.92% - 8.91% (6.42%)
			Default rate	0.57% - 2.32% (1.45%)
			Yield	5.75% - 6.90% (6.33%)
			Loss severity	40.19% - 80.78% (60.49%)
CLO(c)	$2,104	Discounted cash flow	Yield	6.13% - 7.40% (6.77%)
ABS(c)	$15,888	Discounted cash flow	Yield	5.10% - 7.83% (6.47%)
CMBS	$607	Discounted cash flow	Yield	4.80% - 20.87% (12.56%)
Market risk benefit assets	$1,332	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%

Corebridge | 2024 Form 10-K 176

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$1,424	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Fixed annuities guaranteed benefits	$1,359	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.27% - 2.65%
Fixed index annuities guaranteed benefits	$2,833	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities and registered index linked annuities(i)	$8,407	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Index universal life	$1,008	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.85% - 19.63%
			NPA(h)	0.27% - 2.65%

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$821	Discounted cash flow	Yield	4.97% - 5.31% (5.14%)
Corporate debt	$1,471	Discounted cash flow	Yield	5.26% - 8.16% (6.71%)
RMBS(c)	$3,315	Discounted cash flow	Prepayment speed	4.31% - 9.86% (7.09%)
			Default rate	0.73% - 2.52% (1.63%)
			Yield	6.11% - 7.40% (6.75%)
			Loss severity	30.64% - 91.03% (60.83%)
CLO(c)	$1,697	Discounted cash flow	Yield	6.06% - 7.81% (6.93%)
ABS(c)	$11,367	Discounted cash flow	Yield	5.63% - 7.82% (6.73%)
CMBS	$565	Discounted cash flow	Yield	5.49% - 17.84% (11.66%)

Corebridge | 2024 Form 10-K 177

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Market risk benefit assets	$912	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Liabilities(d):
Market risk benefit liabilities
Variable annuities guaranteed benefits	$2,174	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Fixed annuities guaranteed benefits	$1,111	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(g)	0.00% - 2.29%
Fixed index annuities guaranteed benefits	$2,420	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$6,953	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Index universal life	$989	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.85% - 20.36%
			NPA(h)	0.00% - 2.29%
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

Corebridge | 2024 Form 10-K 178

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
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $1.8 billion and $1.5 billion at December 31, 2024 and December 31, 2023, respectively.
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

Corebridge | 2024 Form 10-K 179

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

Corebridge | 2024 Form 10-K 180

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

INVESTMENTS IN CERTAIN ENTITIES CARRIED AT FAIR VALUE USING NET ASSET VALUE PER SHARE
The following table includes information related to our investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring basis, we use the net asset value per share to measure fair value:

		December 31, 2024		December 31, 2023
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,744	$1,691	$2,445	$1,755
Real estate	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	1,179	551	1,074	540
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	199	73	203	91
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	481	91	485	109
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	107	47	152	42
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	1,224	195	1,182	233
Total private equity funds		5,934	2,648	5,541	2,770
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	5	—	4	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	174	—	161	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	1	—	69	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	30	—	65	—
Total hedge funds		210	—	299	—
Total		$6,144	$2,648	$5,840	$2,770
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

Corebridge | 2024 Form 10-K 181

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
For additional information about how we test various asset classes for impairment see Note 5 and 6.
Additionally, we elect the fair value option for certain alternative investments when such investments are eligible for this election. We believe this measurement basis is consistent with the applicable accounting guidance used by the respective investment company funds themselves.
For additional information on securities and other invested assets for which we have elected the fair value option refer to Note 5.
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value options:

Years Ended December 31,	Gain (Loss)
(in millions)	2024	2023	2022
Assets:
Other bond securities(a)	$369	$340	$(408)
Alternative investments(b)	307	115	191
Total assets	676	455	(217)
Liabilities:
Policyholder contract deposits(c)	4	3	20
Total liabilities	4	3	20
Total gain (loss)	$680	$458	$(197)
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

Corebridge | 2024 Form 10-K 182

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Years Ended December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2024	2023	2022
December 31, 2024
Other investments	$—	$—	$117	$117	$66	$13	$25
Total	$—	$—	$117	$117	$66	$13	$25
December 31, 2023
Other investments	$—	$—	$80	$80
Total	$—	$—	$80	$80

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

Corebridge | 2024 Form 10-K 183

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
December 31, 2024
Assets:
Mortgage and other loans receivable	$—	$21	$49,560	$49,581	$52,768
Other invested assets	—	279	—	279	279
Short-term investments	—	3,542	—	3,542	3,542
Cash	806	—	—	806	806
Other assets	13	1	—	14	14
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	69	146,345	146,414	151,082
Fortitude Re funds withheld payable	—	—	22,068	22,068	22,068
Other liabilities	—	3,027	—	3,027	3,027
Short-term debt	—	1,101	—	1,101	1,101
Long-term debt	—	8,982	—	8,982	9,353
Debt of consolidated investment entities	—	29	1,772	1,801	1,938
Separate account liabilities - investment contracts	—	89,802	—	89,802	89,802
December 31, 2023
Assets:
Mortgage and other loans receivable	$—	$30	$43,919	$43,949	$46,867
Other invested assets	—	268	—	268	268
Short-term investments(a)	—	2,928	—	2,928	2,928
Cash(b)	612	—	—	612	612
Other assets	13	—	—	13	13
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	90	130,094	130,184	140,652
Fortitude Re funds withheld payable	—	—	23,775	23,775	23,775
Other liabilities	—	2,467	—	2,467	2,467
Short-term debt	—	250	—	250	250
Long-term debt	—	8,722	—	8,722	9,118
Debt of consolidated investment entities	—	43	2,230	2,273	2,504
Separate account liabilities - investment contracts	—	87,215	—	87,215	87,215
(a)Excludes assets that were reclassified to Assets held-for-sale in the Consolidated Balance Sheets of $11 million as of December 31, 2023.
(b)Excludes assets that were reclassified to Assets held-for-sale in the Consolidated Balance Sheets of $3 million as of December 31, 2023.

Corebridge | 2024 Form 10-K 184

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

5. Investments
FIXED MATURITY SECURITIES
Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available-for-sale or the fair value option has been elected. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2024 or 2023.
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
Interest income is recognized using the effective yield method and reflects amortization of premium and accretion of discount. Premiums and discounts arising from the purchase of bonds classified as available-for-sale are treated as yield adjustments over their estimated holding periods, until maturity, or call date, if applicable. For investments in certain structured securities, recognized yields are updated based on current information regarding the timing and amount of expected undiscounted future cash flows. For high credit quality structured securities, no assumption is made concerning prepayments. As principal prepayments occur, a portion of the unamortized premium or discount is recorded in net investment income such that the effective yield of a security remains constant throughout the life of the security. For structured securities that are not high credit quality, the structured securities yields are based on expected cash flows which take into account both expected credit losses and prepayments.
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

Corebridge | 2024 Form 10-K 185

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
SECURITIES AVAILABLE-FOR-SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs(a)	Allowance for Credit Losses(b)	Gross Unrealized Gains(c)	Gross Unrealized Losses(c)	Fair Value(a)
December 31, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,698	$—	$7	$(337)	$1,368
Obligations of states, municipalities and political subdivisions	5,479	—	20	(838)	4,661
Non-U.S. governments	4,734	—	26	(856)	3,904
Corporate debt	123,134	(86)	927	(17,497)	106,478
Mortgage-backed, asset-backed and collateralized:
RMBS	16,077	(15)	562	(840)	15,784
CMBS	10,260	(18)	73	(738)	9,577
CLO	10,020	—	156	(58)	10,118
ABS	19,656	—	146	(852)	18,950
Total mortgage-backed, asset-backed and collateralized	56,013	(33)	937	(2,488)	54,429
Total bonds available-for-sale	$191,058	$(119)	$1,917	$(22,016)	$170,840

December 31, 2023
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,436	$—	$17	$(233)	$1,220
Obligations of states, municipalities and political subdivisions	6,466	—	58	(693)	5,831
Non-U.S. governments	4,695	(2)	43	(679)	4,057
Corporate debt	120,654	(71)	1,294	(15,795)	106,082
Mortgage-backed, asset-backed and collateralized:
RMBS	14,491	(25)	599	(788)	14,277
CMBS	11,045	(30)	22	(1,056)	9,981
CLO	11,203	—	90	(149)	11,144
ABS	14,956	—	63	(1,084)	13,935
Total mortgage-backed, asset-backed and collateralized	51,695	(55)	774	(3,077)	49,337
Total bonds available-for-sale	$184,946	$(128)	$2,186	$(20,477)	$166,527
(a)The table above includes available-for-sale securities issued by related parties. This includes RMBS which had a fair value of $43 million, and an amortized cost $45 million as of December 31, 2023.
(b)Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(c)At December 31, 2024 includes mark-to-market movement (“MTM”) relating to embedded derivatives.

Corebridge | 2024 Form 10-K 186

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

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*
December 31, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$264	$17	$676	$320	$940	$337
Obligations of states, municipalities and political subdivisions	645	46	3,504	792	4,149	838
Non-U.S. governments	922	76	2,587	780	3,509	856
Corporate debt	24,777	2,176	60,591	15,291	85,368	17,467
RMBS	3,164	101	4,964	716	8,128	817
CMBS	839	32	5,665	700	6,504	732
CLO	1,293	31	935	27	2,228	58
ABS	3,620	86	7,711	766	11,331	852
Total bonds available-for-sale	$35,524	$2,565	$86,633	$19,392	$122,157	$21,957

December 31, 2023
Bonds available-for-sale:
U.S. government and government sponsored entities	$22	$3	$746	$230	$768	$233
Obligations of states, municipalities and political subdivisions	1,124	110	3,676	583	4,800	693
Non-U.S. governments	470	82	2,981	592	3,451	674
Corporate debt	11,338	1,760	75,045	14,009	86,383	15,769
RMBS	2,676	174	4,855	577	7,531	751
CMBS	1,840	159	6,570	886	8,410	1,045
CLO	2,992	60	3,823	89	6,815	149
ABS	2,599	110	8,138	974	10,737	1,084
Total bonds available-for-sale	$23,061	$2,458	$105,834	$17,940	$128,895	$20,398
*At December 31, 2024 includes mark to market movement relating to embedded derivatives.
At December 31, 2024, we held 14,190 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 11,054 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2023, we held 15,034 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 12,787 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2024 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available-for-Sale
The following table presents the amortized cost and fair value of fixed maturity securities available-for-sale by contractual maturity:

	Total Fixed Maturity Securities Available-for-sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
December 31, 2024
Due in one year or less	$3,723	$3,700
Due after one year through five years	23,176	22,678
Due after five years through ten years	25,278	23,769
Due after ten years	82,782	66,264
Mortgage-backed, asset-backed and collateralized	55,980	54,429
Total	$190,939	$170,840
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Corebridge | 2024 Form 10-K 187

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Years Ended December 31,
	2024		2023		2022
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$80	$(1,274)	$100	$(451)	$120	$(677)
For the years ended December 31, 2024, 2023, and 2022, the aggregate fair value of available-for-sale securities sold was $7.9 billion, $7.6 billion, and $10.0 billion respectively, which resulted in Net realized gains (losses) of $(1,194) million, $(351) million, and $(557) million respectively. Included within the Net realized gains (losses) are $(53) million, $(73) million, and $(232) million of realized gains (losses) for the years ended December 31, 2024, 2023, and 2022 respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	December 31, 2024		December 31, 2023
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$188	4%	$—	—%
Obligations of states, municipalities and political subdivisions	34	1	40	1
Non-U.S. governments	27	1	13	—
Corporate debt	2,936	54	2,653	57
Mortgage-backed, asset-backed and collateralized:
RMBS	151	3	170	4
CMBS	220	4	228	5
CLO	478	9	423	9
ABS	1,228	23	1,051	23
Total mortgage-backed, asset-backed and collateralized	2,077	39	1,872	41
Total fixed maturity securities	5,262	99	4,578	99
Equity securities	56	1	63	1
Total	$5,318	100%	$4,641	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	December 31, 2024	December 31, 2023
Alternative investments(a)(b)	$7,829	$7,690
Investment real estate(c)	1,426	1,932
All other investments(d)	596	635
Total	$9,851	$10,257
(a)At December 31, 2024, included hedge funds of $210 million and private equity funds of $7.6 billion. At December 31, 2023, included hedge funds of $299 million and private equity funds of $7.4 billion.
(b)Approximately 15% of our hedge fund investments, excluding those in the modco agreement with Fortitude Re, are in liquid funds and have been redeemed, though due to withdrawal terms they will liquidate over the next two quarters. The remaining 85% of the portfolio consists of illiquid run-off or “side-pocket” positions whose liquidation horizons are uncertain and likely to extend beyond a year.
(c)Net of accumulated depreciation of $528 million and $680 million as of December 31, 2024 and December 31, 2023, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at December 31, 2024 and December 31, 2023, respectively.
Other Invested Assets Carried at Fair Value
Certain hedge funds, private equity funds, and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income.

Corebridge | 2024 Form 10-K 188

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
Other Invested Assets – Equity Method Investments
We account for hedge funds, private equity funds and other investment partnerships using the equity method of accounting unless our interest is so minor that we may have virtually no influence over partnership operating and financial policies, or we have elected the fair value option. Under the equity method of accounting, our carrying amount generally is our share of the net asset value of the funds or the partnerships, and changes in our share of the net asset values are recorded in Net investment income. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments. Hedge funds are reported as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag. The financial statements of these investees are generally audited annually. The carrying amount of equity method investments totaled $2.6 billion and $2.9 billion as of December 31, 2024 and December 31, 2023, respectively, representing various ownership percentages each period.
Summarized Financial Information of Equity Method Investees
The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2024	2023	2022
Operating results:
Total revenues	$3,400	$2,319	$6,316
Total expenses	(652)	(521)	(579)
Net income	$2,748	$1,798	$5,737
December 31,
(in millions)		2024	2023
Balance sheet:
Total assets		$26,231	$33,168
Total liabilities		$(1,338)	$(1,672)
Other Investments
Also included in Other invested assets are real estate held for investment. These investments are reported at cost, less depreciation and are subject to impairment review, as discussed below.

Corebridge | 2024 Form 10-K 189

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
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
•Earnings from alternative investments.
•Prepayment premiums.
The following table presents the components of Net investment income:

	Years Ended December 31,
	2024			2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total

Available-for-sale fixed maturity securities, including short-term investments	$8,796	$740	$9,536	$7,894	$822	$8,716	$6,725	$954	$7,679
Other fixed maturity securities	43	326	369	49	291	340	(30)	(378)	(408)
Equity securities	4	—	4	40	—	40	(82)	—	(82)
Interest on mortgage and other loans	2,485	193	2,678	2,160	199	2,359	1,703	176	1,879
Alternative investments*	159	146	305	18	86	104	675	170	845
Real estate	45	(4)	41	38	—	38	43	—	43
Other investments	60	—	60	61	(1)	60	100	—	100
Total investment income	11,592	1,401	12,993	10,260	1,397	11,657	9,134	922	10,056
Investment expenses	734	31	765	550	29	579	449	31	480
Net investment income	$10,858	$1,370	$12,228	$9,710	$1,368	$11,078	$8,685	$891	$9,576
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

Corebridge | 2024 Form 10-K 190

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
The following table presents the components of Net realized gains (losses):

	Years Ended December 31,
	2024			2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(1,141)	$(53)	$(1,194)	$(278)	$(73)	$(351)	$(325)	$(232)	$(557)
Intent to sell	(15)	(32)	(47)	—	—	—	—	—	—
Change in allowance for credit losses on fixed maturity securities	(237)	(7)	(244)	(162)	(9)	(171)	(115)	(31)	(146)
Change in allowance for credit losses on loans	(66)	18	(48)	(138)	(66)	(204)	(76)	(44)	(120)
Foreign exchange transactions, net of related hedges	134	7	141	(195)	(10)	(205)	695	61	756
Index-Linked interest credited embedded derivatives, net of related hedges	(19)	—	(19)	(776)	—	(776)	(117)	—	(117)
All other derivatives and hedge accounting*	128	(202)	(74)	(53)	(66)	(119)	(43)	(181)	(224)
Sales of alternative investments and real estate investments	159	21	180	50	(2)	48	179	43	222
Other	(60)	—	(60)	(62)	2	(60)	(57)	(13)	(70)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(1,117)	(248)	(1,365)	(1,614)	(224)	(1,838)	141	(397)	(256)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(518)	(518)	—	(1,734)	(1,734)	—	6,347	6,347
Net realized gains (losses)	$(1,117)	$(766)	$(1,883)	$(1,614)	$(1,958)	$(3,572)	$141	$5,950	$6,091
*     Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Years Ended December 31,
(in millions)	2024	2023
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(1,703)	$6,042
Other investments	3	13
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$(1,700)	$6,055
*    Excludes net unrealized gains and losses attributable to business Held-for-sale at December 31, 2023.

Corebridge | 2024 Form 10-K 191

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

	Years Ended December 31,
	2024			2023
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$4	$408	$412	$41	$240	$281
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	12	16	28	57	1	58
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(8)	$392	$384	$(16)	$239	$223
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

Corebridge | 2024 Form 10-K 192

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
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

	Years Ended December 31,
	2024			2023			2022
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Balance, beginning of year	$55	$73	$128	$27	$121	$148	$8	$70	$78
Additions:
Securities for which allowance for credit losses were not previously recorded	21	90	111	59	84	143	36	139	175
Reductions:
Securities sold during the period	(21)	(34)	(55)	(2)	(30)	(32)	(3)	(48)	(51)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	46	87	133	(10)	38	28	(14)	(15)	(29)
Write-offs charged against the allowance	(68)	(131)	(199)	(19)	(140)	(159)	—	(25)	(25)
Other	—	1	1	—	—	—	—	—	—
Balance, end of year	$33	$86	$119	$55	$73	$128	$27	$121	$148
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
We did not purchase securities with more-than-insignificant credit deterioration since their origination during the years ended December 31, 2024, 2023 and 2022.
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

Corebridge | 2024 Form 10-K 193

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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	December 31, 2024	December 31, 2023
Fixed maturity securities available-for-sale	$2,921	$2,655
At December 31, 2024 and December 31, 2023, amounts borrowed under repurchase and securities lending agreements totaled $3.0 billion and $2.5 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
December 31, 2024
Bonds available-for-sale:
Corporate debt	$12	$675	$—	$—	$—	$687
Total	$12	$675	$—	$—	$—	$687
December 31, 2023
Bonds available-for-sale:
Non-U.S. governments	$—	$209	$—	$—	$—	$209
Corporate debt	38	2,408	—	—	—	2,446
Total	$38	$2,617	$—	$—	$—	$2,655
The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Securities Lending Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
December 31, 2024
Bonds available-for-sale:
Corporate debt	$—	$2,234	$—	$—	$—	$2,234
Total	$—	$2,234	$—	$—	$—	$2,234
There were no securities lending agreements at December 31, 2023.
There were $120 million of reverse repurchase agreements at December 31, 2024 and no reverse repurchase agreements at December 31, 2023.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Corebridge | 2024 Form 10-K 194

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $9.5 billion and $8.1 billion at December 31, 2024 and December 31, 2023, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLB”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $279 million and $268 million of stock in FHLBs at December 31, 2024 and December 31, 2023, respectively. In addition, our subsidiaries have pledged securities available-for-sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.2 billion and $3.2 billion, respectively, at December 31, 2024 and $4.8 billion and $3.0 billion, respectively, at December 31, 2023.
Certain GICs recorded in policyholder contract deposits with a carrying value of $47 million and $53 million at December 31, 2024 and December 31, 2023, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $62 million and $63 million at December 31, 2024 and December 31, 2023, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $546 million and $490 million at December 31, 2024 and December 31, 2023, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
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
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	December 31, 2024	December 31, 2023
Commercial mortgages(a)	$35,795	$34,172
Residential mortgages	12,735	8,445
Life insurance policy loans	1,726	1,746
Commercial loans, other loans and notes receivable(b)	3,283	3,202
Total mortgage and other loans receivable	53,539	47,565
Allowance for credit losses(c)	(771)	(698)
Mortgage and other loans receivable, net	$52,768	$46,867
(a)Commercial mortgages primarily represent loans for apartments, offices and industrial properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 18% and 10%, respectively, at December 31, 2024, and 19% and 10%, respectively, at December 31, 2023). The weighted average loan-to-value ratio for NY and CA was 65% and 56% at December 31, 2024, respectively, and 61% and 55% at December 31, 2023, respectively. The debt service coverage ratio for NY and CA was 1.9X and 2.1X at December 31, 2024, respectively, and 1.9X and 2.1X at December 31, 2023, respectively.
(b)There were no loans that were held for sale which are carried at lower of cost or market as of December 31, 2024 and December 31, 2023.
(c)Does not include allowance for credit losses of $20 million and $58 million at December 31, 2024 and December 31, 2023, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

Corebridge | 2024 Form 10-K 195

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of December 31, 2024, $93 million and $1.0 billion of residential mortgage loans and commercial mortgage loans, respectively, are in nonaccrual status. As of December 31, 2023, $27 million and $419 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Consolidated Balance Sheets. As of December 31, 2024, accrued interest receivable was $71 million and $154 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2023, accrued interest receivable was $20 million and $162 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios for commercial mortgages by year of vintage*:

December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
>1.2X	$3,997	$2,275	$6,429	$2,589	$1,247	$14,763	$31,300
1.00 - 1.20X	542	284	825	88	214	1,413	3,366
<1.00X	—	—	25	—	—	1,104	1,129
Total commercial mortgages	$4,539	$2,559	$7,279	$2,677	$1,461	$17,280	$35,795
December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
>1.2X	$2,156	$6,042	$1,955	$1,252	$4,813	$11,675	$27,893
1.00 - 1.20X	291	1,077	1,320	312	156	2,334	5,490
<1.00X	—	40	—	—	—	749	789
Total commercial mortgages	$2,447	$7,159	$3,275	$1,564	$4,969	$14,758	$34,172
*The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended December 31, 2024 and December 31, 2023. The debt service coverage ratios are updated when additional relevant information becomes available.
The following table presents loan-to-value ratios for commercial mortgages by year of vintage*:

December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
Less than 65%	$3,726	$2,234	$4,915	$2,001	$701	$10,903	$24,480
65% to 75%	813	325	2,084	323	556	3,841	7,942
76% to 80%	—	—	—	220	—	592	812
Greater than 80%	—	—	280	133	204	1,944	2,561
Total commercial mortgages	$4,539	$2,559	$7,279	$2,677	$1,461	$17,280	$35,795
December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
Less than 65%	$2,088	$4,470	$2,249	$1,126	$2,676	$10,186	$22,795
65% to 75%	280	1,748	658	287	1,916	2,853	7,742
76% to 80%	—	343	89	—	377	340	1,149
Greater than 80%	79	598	279	151	—	1,379	2,486
Total commercial mortgages	$2,447	$7,159	$3,275	$1,564	$4,969	$14,758	$34,172
*The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at December 31, 2024 and 59% at December 31, 2023. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

Corebridge | 2024 Form 10-K 196

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2024
Credit Quality Performance Indicator:
In good standing	591	$14,188	$7,905	$3,899	$6,763	$1,947	$453	$35,155	98%
90 days or less delinquent	2	—	343	—	—	—	—	343	1%
>90 days delinquent or in process of foreclosure(a)	2	—	111	186	—	—	—	297	1%
Total(b)	595	$14,188	$8,359	$4,085	$6,763	$1,947	$453	$35,795	100%
Allowance for credit losses		$36	$430	$103	$28	$29	$—	$626	2%

December 31, 2023
Credit Quality Performance Indicator:
In good standing	600	$13,861	$8,468	$3,787	$5,908	$1,805	$325	$34,154	100%
90 days or less delinquent	1	—	18	—	—	—	—	18	—%
>90 days delinquent or in process of foreclosure	—	—	—	—	—	—	—	—	—%
Total(b)	601	$13,861	$8,486	$3,787	$5,908	$1,805	$325	$34,172	100%
Allowance for credit losses		$85	$340	$74	$83	$27	$5	$614	2%
(a)Includes $21 million of Retail loans supporting the Fortitude Re Funds Withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at December 31, 2024
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO*:
780 and greater	$1,075	$667	$690	$2,258	$617	$863	$6,170
720 - 779	1,647	1,095	579	582	149	440	4,492
660 - 719	609	355	235	150	38	336	1,723
600 - 659	15	12	34	25	10	146	242
Less than 600	3	2	19	12	5	67	108
Total residential mortgages	$3,349	$2,131	$1,557	$3,027	$819	$1,852	$12,735

December 31, 2023
(in millions)	2023	2022	2021	2020	2019	Prior	Total
FICO*:
780 and greater	$514	$528	$2,280	$619	$239	$497	$4,677
720 - 779	1,121	608	558	168	99	209	2,763
660 - 719	313	256	113	40	37	120	879
600 - 659	2	20	11	8	9	51	101
Less than 600	—	—	2	2	4	17	25
Total residential mortgages	$1,950	$1,412	$2,964	$837	$388	$894	$8,445
*Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On December 31, 2024 and December 31, 2023 residential loans direct to consumers totaled $8.4 billion and $6.7 billion, respectively.
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

Corebridge | 2024 Form 10-K 197

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities
The allowances for the commercial mortgage loans and residential mortgage loans are estimated utilizing a probability of default and loss given default outputs from portfolio modeling. Loss rate factors are determined based on historical data, current loan and property performance and forecasted information. The loss rates are applied based on individual loan attributes and considering such data points as loan-to-value ratios, FICO scores, and debt service coverage.
The estimate of credit losses also reflects management’s assumptions on certain macro real estate factors that include, but are not limited to, real estate values and expected rental values plus certain macroeconomic forecasts such as, employment, inflation, and interest rates.
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
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable*:

Years Ended December 31,	2024			2023			2022
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$614	$84	$698	$531	$69	$600	$423	$73	$496
Loans charged off	(6)	(7)	(13)	(106)	—	(106)	(13)	—	(13)
Net charge-offs	(6)	(7)	(13)	(106)	—	(106)	(13)	—	(13)
Addition to (release of) allowance for loan losses	18	68	86	189	15	204	121	(4)	117
Provision for loan losses	—	—	—	—	—	—	—	—	—
Divestitures	—	—	—	—	—	—	—	—	—
Allowance, end of year	$626	$145	$771	$614	$84	$698	$531	$69	$600
*    Does not include allowance for credit losses of $20 million, $58 million and $60 million, respectively, at December 31, 2024, 2023 and 2022 in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Consolidated Balance Sheets.
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

Corebridge | 2024 Form 10-K 198

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities
During the years ended December 31, 2024, commercial mortgage loans with an amortized cost of $191 million (including $62 million supporting the funds withheld arrangements with Fortitude Re) and commercial loans, other loans and notes receivable with an amortized cost of $168 million (none of which were supporting the funds withheld arrangements with Fortitude Re, and $168 million of which is related to the loans previously modified in 2023) were granted term extensions and adjustment of interest rates. The modified loans represent less than 1% and 5%, respectively, of these portfolio segments. These modifications added less than one year to the weighted average life of loans in each of these two portfolio segments.
There were no loans that defaulted during the years ended December 31, 2024 and 2023, that had been previously modified with borrowers experiencing financial difficulties.
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
Certain of our reinsurers have sought rate increases on certain YRT agreements. We have disputed, and expect to continue disputing, any requested rate increases under these agreements. Certain reinsurers may send rate increases in the future and those may result in arbitration. To the extent reinsurers seek retroactive premium increases, our practice is to assess and accrue our current estimate of probable loss with respect to these matters.
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

Corebridge | 2024 Form 10-K 199

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance
The following table presents the impacts of reinsurance ceded and the corresponding gross liabilities on the Consolidated Balance Sheets:

December 31,
(in millions)	2024	2023
Assets
Reinsurance assets, net of allowance	$1,560	$1,620
Reinsurance assets - Fortitude Re, net of allowance	24,933	26,772
Total Assets	$26,493	$28,392
Liabilities
Future policy benefits for life and accident and health insurance contracts	$56,272	$57,108
Policyholder contract deposits	173,695	162,050
Other policyholder funds	2,873	2,862
Total Liabilities	$232,840	$222,020
The following table presents premiums earned and policy fees for our long-duration life insurance and annuity operations:

Years Ended December 31,
(in millions)	2024	2023	2022
Premiums
Direct	$4,075	$4,706	$4,739
Assumed*	1,320	4,111	1,318
Ceded	(795)	(1,126)	(966)
Net	$4,600	$7,691	$5,091
Policy Fees
Direct	$2,978	$2,873	$2,992
Assumed	—	—	—
Ceded	(77)	(76)	(78)
Net	$2,901	$2,797	$2,914
*      Assumed premiums includes premium from pension risk transfer agreements of $1.3 billion, $4.1 billion, and $1.3 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
FORTITUDE RE
AGL, VALIC and USL have modco agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda.
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
As of December 31, 2024 and 2023, respectively, approximately $24.9 billion and $26.8 billion of liabilities related to business written by Corebridge, had been ceded to Fortitude Re under these reinsurance transactions.

Corebridge | 2024 Form 10-K 200

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	December 31, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available-for-sale	$13,254	$13,254	$15,204	$15,204	Fair value through other comprehensive income
Fixed maturity securities - fair value option	4,914	4,914	4,212	4,212	Fair value through net investment income
Commercial mortgage loans	3,224	2,983	3,378	3,157	Amortized cost
Real estate investments	158	227	184	329	Amortized cost
Private equity funds/hedge funds	1,893	1,893	1,910	1,910	Fair value through net investment income
Policy loans	315	315	330	330	Amortized cost
Short-term Investments	274	274	129	129	Fair value through net investment income
Funds withheld investment assets	24,032	23,860	25,347	25,271
Derivative assets, net(a)	2	2	45	45	Fair value through realized gains (losses)
Other(b)	429	429	641	641	Amortized cost
Total	$24,463	$24,291	$26,033	$25,957
(a)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $7 million and $182 million, respectively, as of December 31, 2024. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $62 million and $6 million, respectively, as of December 31, 2023. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Net investment income - Fortitude Re funds withheld assets	$1,370	$1,368	$891
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) Fortitude Re funds withheld assets	(248)	(224)	(397)
Net realized losses Fortitude Re funds withheld embedded derivatives	(518)	(1,734)	6,347
Net realized losses on Fortitude Re funds withheld assets	(766)	(1,958)	5,950
Income (loss) before income tax expense (benefit)	604	(590)	6,841
Income tax expense (benefit)*	127	(124)	1,437
Net income (loss)	477	(466)	5,404
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available-for-sale*	(402)	491	(5,064)
Comprehensive income (loss)	$75	$25	$340
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
REINSURANCE SECURITY
Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit, as well as funds withheld reinsurance structures. A provision has been recorded for estimated unrecoverable reinsurance. Fortitude Re is our only reinsurer where the amount due from the reinsurer is in excess of 5% of our total reinsurance assets. Our reinsurance asset with Fortitude Re was $24.9 billion and $26.8 billion as of December 31, 2024 and 2023, respectively. Assets held by Corebridge with a fair value of $24.3 billion and $26.0 billion as of December 31, 2024 and 2023, respectively, provide collateral supporting funds withheld balances due to Fortitude Re. We believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to Corebridge.

Corebridge | 2024 Form 10-K 201

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance
STATUTORY REINSURANCE
In addition to contracts which qualify for reinsurance accounting under U.S. GAAP, the Company also manages its risks through contracts which follow deposit accounting. Expenses associated with these contracts are recorded in General operating and other expenses within the Consolidated Statements of Income (Loss). For example, certain of our insurance companies manage the capital impact of their statutory reserve requirements, including those resulting from the NAIC Model Regulation “Valuation of Life Insurance Policies” (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”), through reinsurance transactions which do not qualify for reinsurance accounting under U.S. GAAP. Effective July 1, 2016, AGL entered into an agreement to cede approximately $5 billion of statutory reserves for certain whole life and universal life policies to an unaffiliated reinsurer. Effective December 31, 2016, AGL recaptured term and universal life reserves of $16 billion from AGC, subject to Regulation XXX and Guideline AXXX, and ceded approximately $14 billion of such statutory reserves to an unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Effective March 31, 2023, AGL recaptured term life reserves of $1 billion issued from 2017 to 2019 from AGC subject to Regulation XXX and ceded approximately $2 billion of such statutory reserves to the same unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Effective September 30, 2023, AGL recaptured universal life reserves of $1 billion issued from 2017 to 2019 from AGC subject to Guideline AXXX and ceded approximately $2 billion of such statutory reserves to the same unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Under one affiliated reinsurance arrangement, USL obtains letters of credit to support statutory recognition of the ceded reinsurance. As of December 31, 2024 USL had one bilateral letter of credit currently in the amount of $125 million, which was issued on May 9, 2022 and expires on February 7, 2028.
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
The total reinsurance recoverables as of December 31, 2024 were $26.5 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 95% of the reinsurance recoverables were investment grade, (ii) approximately 5% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Years Ended December 31,
(in millions)	2024	2023	2022
Balance, beginning of year	$30	$84	$101
Current period provision for expected credit losses and disputes	(8)	(5)	8
Write-offs charged against the allowance for credit losses and disputes	(10)	(49)	—
Other changes	—	—	(25)
Balance, end of year	$12	$30	$84
There were no material recoveries of credit losses previously written off for the year ended December 31, 2024 or 2023.

Corebridge | 2024 Form 10-K 202

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance
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

Corebridge | 2024 Form 10-K 203

ITEM 8 | Notes to Consolidated Financial Statements | 8. Variable Interest Entities
BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
December 31, 2024
Assets:
Bonds available-for-sale	$38	$—	$38
Other bond securities	44	—	44
Equity securities	2	—	2
Mortgage and other loans receivable	—	1,919	1,919
Other invested assets
Alternative investments(a)	2,433	—	2,433
Investment real estate	926	—	926
Short-term investments	131	1	132
Cash	75	—	75
Accrued investment income	2	5	7
Other assets	77	—	77
Total assets(b)	$3,728	$1,925	$5,653
Liabilities:
Debt of consolidated investment entities	$658	$977	$1,635
Other liabilities	78	—	78
Total liabilities	$736	$977	$1,713

December 31, 2023
Assets:
Bonds available-for-sale	$36	$76	$112
Other bond securities	45	—	45
Equity securities	8	—	8
Mortgage and other loans receivable	—	1,941	1,941
Other invested assets
Alternative investments(a)	2,695	—	2,695
Investment real estate	1,488	—	1,488
Short-term investments	125	5	130
Cash	61	—	61
Accrued investment income	2	5	7
Other assets	93	2	95
Total assets(b)	$4,553	$2,029	$6,582
Liabilities:
Debt of consolidated investment entities	$1,117	$1,149	$2,266
Other liabilities	82	1	83
Total liabilities	$1,199	$1,150	$2,349
(a)Composed primarily of investments in real estate joint ventures at December 31, 2024 and December 31, 2023.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At December 31, 2024 and December 31, 2023, the Company had commitments to internal parties of $0.7 billion and $1.2 billion and commitments to external parties of $0.4 billion and $0.4 billion, respectively.

Corebridge | 2024 Form 10-K 204

ITEM 8 | Notes to Consolidated Financial Statements | 8. Variable Interest Entities
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Consolidated Income Statements:

	Real Estate and Investment Entities	Securitization and Repackaging Vehicles

(in millions)			Total
December 31, 2024
Total revenue	$104	$68	$172
Net (loss) attributable to noncontrolling interests	(27)	—	(27)
Net income attributable to Corebridge	47	42	89
December 31, 2023
Total revenue	$11	$131	$142
Net income attributable to noncontrolling interests	(68)	—	(68)
Net income attributable to Corebridge	13	94	107
December 31, 2022
Total revenue	$681	$229	$910
Net income attributable to noncontrolling interests	318	3	321
Net income (loss) attributable to Corebridge	314	47	361
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
December 31, 2024
Real estate and investment entities(a)	$463,464	$5,837	$2,800	$8,637
Total	$463,464	$5,837	$2,800	$8,637
December 31, 2023
Real estate and investment entities(a)	$398,978	$5,532	$2,870	$8,402
Total	$398,978	$5,532	$2,870	$8,402
(a)Composed primarily of hedge funds and private equity funds.
(b)At December 31, 2024 and December 31, 2023, $5.8 billion and $5.5 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
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

Corebridge | 2024 Form 10-K 205

ITEM 8 | Notes to Consolidated Financial Statements | 8. Variable Interest Entities
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
Our maximum exposure in these types of structures is limited to our investment in securities issued by these entities and, where applicable, any unfunded commitments to these entities. Conditional unfunded commitments for these unconsolidated entities are $595 million at December 31, 2024. Based on the nature of our investments and our passive involvement in these types of structures, we have determined that we are not the primary beneficiary of these entities. We have not included these entities in the above tables; however, the fair values of our investments in these structures are reported in Notes 4 and 5.
Additionally, Corebridge is a passive investor in certain investment vehicles that securitized certain secured loans, bank loans and residential mortgage loans. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of December 31, 2024, the total VIE assets of these securitizations are $2.6 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.5 billion. As of December 31, 2023, the total VIE assets of these securitizations are $3.1 billion, of which Corebridge’s maximum exposure to loss is $2.2 billion.

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

Corebridge | 2024 Form 10-K 206

ITEM 8 | Notes to Consolidated Financial Statements | 9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$2,378	$217	$11,853	$414	$2,213	$238	$833	$18
Foreign exchange contracts	7,062	558	978	46	2,918	354	4,829	164
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	46,448	2,703	36,575	3,038	41,056	2,709	41,225	3,260
Foreign exchange contracts	10,360	713	2,857	222	6,260	586	7,878	399
Equity contracts	41,040	3,046	24,117	1,546	76,561	2,017	14,144	745
Credit contracts(b)	—	—	5	—	305	8	5	—
Other contracts(c)	45,016	13	45	2	44,640	13	47	2
Total derivatives, gross	$152,304	$7,250	$76,430	$5,268	$173,953	$5,925	$68,961	$4,588
Counterparty netting(d)		(4,494)		(4,494)		(3,646)		(3,646)
Cash collateral(e)		(2,563)		(664)		(1,886)		(801)
Total derivatives on Condensed Consolidated Balance Sheets(f)		$193		$110		$393		$141
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
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. The fair value of assets related to bifurcated embedded derivatives were both zero at December 31, 2024 and December 31, 2023. The fair value of liabilities related to bifurcated embedded derivatives was $11.8 billion and $10.2 billion at December 31, 2024 and December 31, 2023, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components; bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	December 31, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$2,126	$21	$—	$—	$53,163	$622	$5,720	$232
Total derivatives with third parties	150,178	7,229	76,430	5,268	120,790	5,303	63,241	4,356
Total derivatives, gross	$152,304	$7,250	$76,430	$5,268	$173,953	$5,925	$68,961	$4,588

Corebridge | 2024 Form 10-K 207

ITEM 8 | Notes to Consolidated Financial Statements | 9. Derivatives and Hedge Accounting

As of December 31, 2024 and December 31, 2023, the following amounts were recorded on the Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	December 31, 2024		December 31, 2023
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available-for-sale, at fair value	$6,910	$—	$7,412	$—
Commercial mortgage and other loans(a)	—	(21)	—	(24)
Policyholder contract deposits(b)	(8,759)	88	(4,756)	(31)
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
Collateral posted by us to third parties for derivative transactions was $1.4 billion and $1.4 billion at December 31, 2024 and December 31, 2023, respectively. No collateral was posted by us to related parties for derivative transactions at December 31, 2024 and December 31, 2023, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.7 billion and $1.9 billion at December 31, 2024 and December 31, 2023, respectively. Collateral provided to us from related parties for derivative transactions was $21 million and $377 million at December 31, 2024 and December 31, 2023, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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

Corebridge | 2024 Form 10-K 208

ITEM 8 | Notes to Consolidated Financial Statements | 9. Derivatives and Hedge Accounting

In 2022 we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances. For the year ended December 31, 2022, we recognized derivative gains of $223 million in AOCI and reclassified $21 million into Interest expense. For the year ended December 31, 2024 and 2023, $28 million and $28 million, respectively, has been reclassified into Interest expense. The remaining amount in AOCI, of $146 million, will be reclassified into Interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
For additional information related to the debt issuances, see Note 17 to the Consolidated Financial Statements.
We also designated certain interest rate swaps as cash flow hedges of floating-rate investment assets. Related to such swaps, for the year ended December 31, 2024, we recognized derivative gains (losses) of $(218) million in AOCI and $(41) million in net investment income. For the year ended December 31, 2023, we recognized derivative gains (losses) of $13 million in AOCI and $(2) million in net investment income. As it relates to such hedges, we do not expect any reclassifications into net investment income over the next 12 months and there are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the years ended December 31, 2024, 2023 and 2022 of $6 million, $(3) million and $9 million, respectively, included in Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Year Ended December 31, 2024
Interest rate contracts:
Interest credited to policyholder account balances	$(118)	$—	$119	$1
Net investment income	—	—	—	—
Foreign exchange contracts:
Realized gains (losses)	$385	$4	$(385)	$4
Year Ended December 31, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$86	$—	$(98)	$(12)
Net investment income	—	—	1	1
Foreign exchange contracts:
Realized gains (losses)	$(243)	$15	$243	$15
Year Ended December 31, 2022
Interest rate contracts:
Interest credited to policyholder account balances	$(156)	$—	$151	$(5)
Net investment income	11	—	(12)	(1)
Foreign exchange contracts:
Realized gains (losses)	$459	$171	$(459)	$171
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Includes gains and losses with related parties for the years ended December 31, 2024, 2023 and 2022.
(c)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

Corebridge | 2024 Form 10-K 209

ITEM 8 | Notes to Consolidated Financial Statements | 9. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Years Ended December 31,
(in millions)	2024	2023	2022
By Derivative Type:
Interest rate contracts	$(750)	$(397)	$(2,386)
Foreign exchange contracts	339	(215)	1,028
Equity contracts	241	(120)	(483)
Credit contracts	87	—	(1)
Other contracts	62	64	64
Embedded derivatives	(984)	(1,477)	1,120
Fortitude Re funds withheld embedded derivative	(518)	(1,734)	6,347
Total(a)	$(1,523)	$(3,879)	$5,689
By Classification:
Policy fees	$62	$64	$61
Net investment income (loss) - Fortitude Re funds withheld assets	17	(10)	(10)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets(b)	392	(990)	817
Net realized losses on Fortitude Re funds withheld assets	(172)	(90)	(121)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	(518)	(1,734)	6,347
Policyholder benefits	(5)	—	(19)
Change in the Fair value of market risk benefits(c)	(1,299)	(1,119)	(1,386)
Total(a)	$(1,523)	$(3,879)	$5,689
(a)Includes gains (losses) with related parties of $0.2 billion, $(1.1) billion and $(2.5) billion for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)Includes a $5 million gain and $13 million loss related to the sale of Laya and AIG Life U.K., reported in net (gain) loss on divestitures for the years ended December 31, 2024 and 2023 respectively. For further details on this transaction, see Note 1.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were both zero at December 31, 2024 and December 31, 2023. These securities have par amounts of $25 million and $25 million at December 31, 2024 and December 31, 2023, respectively, and have remaining stated maturity dates that extend to 2052.

Corebridge | 2024 Form 10-K 210

ITEM 8 | Notes to Consolidated Financial Statements | 10. Deferred Policy Acquisition Costs

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

Corebridge | 2024 Form 10-K 211

ITEM 8 | Notes to Consolidated Financial Statements | 10. Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred policy acquisition costs and value of business acquired related to long-duration contracts for the years ended December 31, 2024, 2023 and 2022:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
DAC:
Balance at January 1, 2024 (a)	$4,777	$1,055	$4,092	$70	$9,994
Capitalization	850	78	411	38	1,377
Amortization expense	(617)	(84)	(342)	(13)	(1,056)
Other, including foreign exchange	—	—	(7)	—	(7)
Dispositions	—	—	(27)	—	(27)
Balance at December 31, 2024	$5,010	$1,049	$4,127	$95	$10,281

Balance at January 1, 2023	$4,643	$1,060	$4,718	$51	$10,472
Capitalization	705	77	450	28	1,260
Amortization expense	(571)	(82)	(372)	(9)	(1,034)
Other, including foreign exchange	—	—	36	—	36
Reclassified to Assets held-for-sale	—	—	(740)	—	(740)
Balance at December 31, 2023	$4,777	$1,055	$4,092	$70	$9,994

Balance at January 1, 2022	$4,604	$1,078	$4,765	$38	$10,485
Capitalization	562	62	414	21	1,059
Amortization expense	(523)	(80)	(401)	(7)	(1,011)
Other, including foreign exchange	—	—	(60)	(1)	(61)
Balance at December 31, 2022	$4,643	$1,060	$4,718	$51	$10,472

VOBA:
Balance at January 1, 2024 (b)	$2	$1	$14	$—	$17
Amortization expense	(1)	(1)	(2)	—	(4)
Other, including foreign exchange	—	—	(1)	—	(1)
Balance at December 31, 2024	$1	$—	$11	$—	$12

Balance at January 1, 2023	$3	$1	$87	$—	$91
Amortization expense	(1)	—	(7)	—	(8)
Other, including foreign exchange	—	—	8	—	8
Reclassified to Assets held-for-sale	—	—	(74)	—	(74)
Balance at December 31, 2023	$2	$1	$14	$—	$17

Balance at January 1, 2022	$3	$1	$109	$—	$113
Amortization expense	—	—	(9)	—	(9)
Other, including foreign exchange	—	—	(13)	—	(13)
Balance at December 31, 2022	$3	$1	$87	$—	$91
Total DAC and VOBA:
Balance at December 31, 2024					$10,293
Balance at December 31, 2023					$10,011
Balance at December 31, 2022					$10,563
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

Corebridge | 2024 Form 10-K 212

ITEM 8 | Notes to Consolidated Financial Statements | 10. Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the years ended December 31, 2024, 2023 and 2022:

Years Ended December 31,	2024			2023			2022
	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
(in millions)
Balance, beginning of year	$333	$164	$497	$381	$177	$558	$428	$191	$619
Capitalization	5	1	6	7	1	8	9	—	9
Amortization expense	(50)	(13)	(63)	(55)	(14)	(69)	(56)	(14)	(70)
Balance, end of period	$288	$152	$440	$333	$164	$497	$381	$177	$558
Other reconciling items*			1,404			1,797			1,963
Other assets, including restricted cash			$1,844			$2,294			$2,521
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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.
The following table presents fair value of separate account investment options:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
December 31, 2024
Equity funds	$26,822	$30,097	$945	$676	$58,540
Bond funds	4,092	3,070	46	1,302	8,510
Balanced funds	17,230	5,666	53	2,207	25,156
Money market funds	674	839	15	154	1,682
Total	$48,818	$39,672	$1,059	$4,339	$93,888

December 31, 2023
Equity funds	$25,451	$28,675	$819	$593	$55,538
Bond funds	4,037	3,292	44	1,303	8,676
Balanced funds	17,711	5,479	53	1,923	25,166
Money market funds	694	742	16	173	1,625
Total	$47,893	$38,188	$932	$3,992	$91,005

Corebridge | 2024 Form 10-K 213

ITEM 8 | Notes to Consolidated Financial Statements | 11. Separate Account Assets and Liabilities
The following table presents the balances and changes in separate account liabilities:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Year Ended December 31, 2024
Separate accounts balance, beginning of year	$47,893	$38,188	$932	$3,992	$91,005
Premiums and deposits	1,350	1,441	34	123	2,948
Policy charges	(1,157)	(475)	(47)	(98)	(1,777)
Surrenders and withdrawals	(5,267)	(4,223)	(34)	(91)	(9,615)
Benefit payments	(965)	(674)	(12)	(23)	(1,674)
Investment performance	6,875	5,751	192	387	13,205
Net transfers from (to) general account and other	89	(336)	(6)	49	(204)
Separate accounts balance, end of period	$48,818	$39,672	$1,059	$4,339	$93,888
Cash surrender value*	$47,920	$39,576	$1,040	$4,336	$92,872

Year Ended December 31, 2023
Separate accounts balance, beginning of year	$45,178	$34,361	$799	$4,515	$84,853
Premiums and deposits	1,408	1,374	36	41	2,859
Policy charges	(1,241)	(441)	(49)	(93)	(1,824)
Surrenders and withdrawals	(3,744)	(3,047)	(25)	(721)	(7,537)
Benefit payments	(844)	(557)	(7)	(68)	(1,476)
Investment performance	6,933	6,666	181	287	14,067
Net transfers from (to) general account and other	203	(168)	(3)	31	63
Separate accounts balance, end of period	$47,893	$38,188	$932	$3,992	$91,005
Cash surrender value*	$46,911	$37,992	$911	$3,994	$89,808

Year Ended December 31, 2022
Separate accounts balance, beginning of year	$57,927	$45,138	$1,044	$5,002	$109,111
Premiums and deposits	2,420	1,611	37	69	4,137
Policy charges	(1,325)	(461)	(51)	(100)	(1,937)
Surrenders and withdrawals	(3,320)	(2,452)	(22)	(131)	(5,925)
Benefit payments	(898)	(613)	(6)	(59)	(1,576)
Investment performance	(9,861)	(8,479)	(201)	(319)	(18,860)
Net transfers from (to) general account and other	235	(383)	(2)	53	(97)
Separate accounts balance, end of period	$45,178	$34,361	$799	$4,515	$84,853
Cash surrender value*	$44,124	$34,169	$777	$4,518	$83,588
*The cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less applicable surrender charges.
Separate account liabilities primarily represent the contract holder's account balance in separate account assets and will be equal and offsetting to total separate account assets.

Corebridge | 2024 Form 10-K 214

ITEM 8 | Notes to Consolidated Financial Statements |12. Future Policy Benefits

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

Corebridge | 2024 Form 10-K 215

ITEM 8 | Notes to Consolidated Financial Statements |12. Future Policy Benefits
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Consolidated Balance Sheets:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Year Ended December 31, 2024
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,379	$—	$973	$9,352
Effect of changes in discount rate assumptions (AOCI)	—	—	1,482	—	44	1,526
Reclassified to Liabilities held-for-sale	—	—	4,287	—	—	4,287
Beginning balance at original discount rate	—	—	14,148	—	1,017	15,165
Effect of changes in cash flow assumptions	—	—	(57)	—	(11)	(68)
Effect of actual variances from expected experience	—	—	16	—	(3)	13
Adjusted beginning of year balance	—	—	14,107	—	1,003	15,110
Issuances	—	—	910	—	—	910
Interest accrual	—	—	375	—	42	417
Net premium collected	—	—	(1,153)	—	(113)	(1,266)
Foreign exchange impact	—	—	(46)	—	—	(46)
Other	—	—	(1)	—	—	(1)
Dispositions	—	—	(5,108)	—	—	(5,108)
Ending balance at original discount rate	—	—	9,084	—	932	10,016
Effect of changes in discount rate assumptions (AOCI)	—	—	(797)	—	(61)	(858)
Balance, end of year	$—	$—	$8,287	$—	$871	$9,158

Present value of expected future policy benefits
Balance, beginning of year	$1,353	$217	$17,531	$18,482	$20,654	$58,237
Effect of changes in discount rate assumptions (AOCI)	132	(3)	2,745	1,906	437	5,217
Reclassified to Liabilities held-for-sale	—	—	5,119	—	—	5,119
Beginning balance at original discount rate	1,485	214	25,395	20,388	21,091	68,573
Effect of changes in cash flow assumptions(a)	—	—	(24)	(41)	(39)	(104)
Effect of actual variances from expected experience(a)	(34)	(3)	35	(3)	—	(5)
Adjusted beginning of year balance	1,451	211	25,406	20,344	21,052	68,464
Issuances	123	13	895	2,842	6	3,879
Interest accrual	63	11	836	897	1,002	2,809
Benefit payments	(139)	(25)	(1,615)	(1,229)	(1,478)	(4,486)
Foreign exchange impact	—	—	(61)	(161)	—	(222)
Other	—	(5)	2	—	(6)	(9)
Dispositions	—	—	(6,796)	—	—	(6,796)
Ending balance at original discount rate	1,498	205	18,667	22,693	20,576	63,639
Effect of changes in discount rate assumptions (AOCI)	(165)	(3)	(1,720)	(3,206)	(1,536)	(6,630)
Balance, end of year	$1,333	$202	$16,947	$19,487	$19,040	$57,009
Net liability for future policy benefits, end of year	1,333	202	8,660	19,487	18,169	47,851
Liability for future policy benefits for certain participating contracts	—	—	12	—	1,263	1,275
Liability for universal life policies(b)	—	—	4,034	—	54	4,088
Deferred profit liability	57	11	23	1,587	816	2,494
Other reconciling items(c)	29	—	441	—	94	564
Future policy benefits for life and accident and health insurance contracts	1,419	213	13,170	21,074	20,396	56,272
Less: Reinsurance recoverable:	(4)	—	(664)	(41)	(20,396)	(21,105)
Net liability for future policy benefits after reinsurance recoverable	$1,415	$213	$12,506	$21,033	$—	$35,167
Weighted average liability duration of the liability for future policy benefits(d)	7.3	6.4	10.7	11.2	10.6

Corebridge | 2024 Form 10-K 216

ITEM 8 | Notes to Consolidated Financial Statements |12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Year Ended December 31, 2023
Present value of expected net premiums
Balance, beginning of year	$—	$—	$11,654	$—	$991	$12,645
Effect of changes in discount rate assumptions (AOCI)	—	—	1,872	—	66	1,938
Beginning balance at original discount rate	—	—	13,526	—	1,057	14,583
Effect of changes in cash flow assumptions	—	—	34	—	21	55
Effect of actual variances from expected experience	—	—	62	—	20	82
Adjusted beginning of year balance	—	—	13,622	—	1,098	14,720
Issuances	—	—	1,277	—	—	1,277
Interest accrual	—	—	437	—	46	483
Net premium collected	—	—	(1,464)	—	(118)	(1,582)
Foreign exchange impact	—	—	265	—	—	265
Other	—	—	11	—	(9)	2
Ending balance at original discount rate	—	—	14,148	—	1,017	15,165
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,482)	—	(44)	(1,526)
Reclassified to Liabilities held-for-sale	—	—	(4,287)	—	—	(4,287)
Balance, end of year	$—	$—	$8,379	$—	$973	$9,352

Present value of expected future policy benefits
Balance, beginning of year	$1,223	$211	$21,179	$12,464	$20,429	$55,506
Effect of changes in discount rate assumptions (AOCI)	167	2	3,424	2,634	1,083	7,310
Beginning balance at original discount rate	1,390	213	24,603	15,098	21,512	62,816
Effect of changes in cash flow assumptions(a)	—	—	62	—	76	138
Effect of actual variances from expected experience(a)	(5)	(2)	122	15	—	130
Adjusted beginning of year balance	1,385	211	24,787	15,113	21,588	63,084
Issuances	173	18	1,266	5,339	4	6,800
Interest accrual	55	11	908	664	1,026	2,664
Benefit payments	(128)	(26)	(1,921)	(1,087)	(1,503)	(4,665)
Foreign exchange impact	—	—	345	359	—	704
Other	—	—	10	—	(24)	(14)
Ending balance at original discount rate	1,485	214	25,395	20,388	21,091	68,573
Effect of changes in discount rate assumptions (AOCI)	(132)	3	(2,745)	(1,906)	(437)	(5,217)
Reclassified to Liabilities held-for-sale	—	—	(5,119)	—	—	(5,119)
Balance, end of year	$1,353	$217	$17,531	$18,482	$20,654	$58,237
Net liability for future policy benefits, end of year	1,353	217	9,152	18,482	19,681	48,885
Liability for future policy benefits for certain participating contracts	—	—	13	—	1,300	1,313
Liability for universal life policies(b)	—	—	3,731	—	55	3,786
Deferred profit liability	84	10	19	1,543	855	2,511
Other reconciling items(c)	33	—	485	—	95	613
Future policy benefits for life and accident and health insurance contracts	1,470	227	13,400	20,025	21,986	57,108
Less: Reinsurance recoverable:	(4)	—	(719)	(39)	(21,986)	(22,748)
Net liability for future policy benefits after reinsurance recoverable	$1,466	$227	$12,681	$19,986	$—	$34,360

Weighted average liability duration of the liability for future policy benefits(d)(e)	7.8	6.8	12.8	12.1	11.5

Corebridge | 2024 Form 10-K 217

ITEM 8 | Notes to Consolidated Financial Statements |12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Year Ended December 31, 2022
Present value of expected net premiums
Balance, beginning of year	$—	$—	$14,369	$—	$1,274	$15,643
Effect of changes in discount rate assumptions (AOCI)	—	—	(706)	—	(150)	(856)
Beginning balance at original discount rate	—	—	13,663	—	1,124	14,787
Effect of changes in cash flow assumptions	—	—	123	—	—	123
Effect of actual variances from expected experience	—	—	(79)	—	7	(72)
Adjusted beginning of year balance	—	—	13,707	—	1,131	14,838
Issuances	—	—	1,358	—	—	1,358
Interest accrual	—	—	397	—	48	445
Net premium collected	—	—	(1,418)	—	(123)	(1,541)
Foreign exchange impact	—	—	(517)	—	—	(517)
Other	—	—	(1)	—	1	—
Ending balance at original discount rate	—	—	13,526	—	1,057	14,583
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,872)	—	(66)	(1,938)
Balance, end of year	$—	$—	$11,654	$—	$991	$12,645

Present value of expected future policy benefits
Balance, beginning of year	$1,373	$264	$27,442	$13,890	$27,674	$70,643
Effect of changes in discount rate assumptions (AOCI)	(95)	(46)	(2,717)	(870)	(5,673)	(9,401)
Beginning balance at original discount rate	1,278	218	24,725	13,020	22,001	61,242
Effect of changes in cash flow assumptions(a)	—	—	140	(6)	—	134
Effect of actual variances from expected experience(a)	(30)	(2)	(94)	3	1	(122)
Adjusted beginning of year balance	1,248	216	24,771	13,017	22,002	61,254
Issuances	216	12	1,374	2,782	9	4,393
Interest accrual	42	10	876	459	1,233	2,620
Benefit payments	(116)	(26)	(1,757)	(821)	(1,483)	(4,203)
Foreign exchange impact	—	—	(657)	(339)	—	(996)
Other	—	1	(4)	—	(249)	(252)
Ending balance at original discount rate	1,390	213	24,603	15,098	21,512	62,816
Effect of changes in discount rate assumptions (AOCI)	(167)	(2)	(3,424)	(2,634)	(1,083)	(7,310)
Balance, end of year	$1,223	$211	$21,179	$12,464	$20,429	$55,506
Net liability for future policy benefits, end of year	1,223	211	9,525	12,464	19,438	42,861
Liability for future policy benefits for certain participating contracts	—	—	14	—	1,338	1,352
Liability for universal life policies(b)	—	—	3,300	—	55	3,355
Deferred profit liability	99	12	15	1,281	896	2,303
Other reconciling items(c)	37	—	500	—	110	647
Future policy benefits for life and accident and health insurance contracts	1,359	223	13,354	13,745	21,837	50,518
Less: Reinsurance recoverable:	(4)	—	(1,107)	(36)	(21,837)	(22,984)
Net liability for future policy benefits after reinsurance recoverable	$1,355	$223	$12,247	$13,709	$—	$27,534

Weighted average liability duration of the liability for future policy benefits (d)	7.6	6.9	12.2	10.8	11.4
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
(e)Includes balances that were reclassified to Liabilities held-for-sale in the Consolidated Balance Sheets.

Corebridge | 2024 Form 10-K 218

ITEM 8 | Notes to Consolidated Financial Statements |12. Future Policy Benefits
For the years ended December 31, 2024, 2023 and 2022 in the traditional and term life insurance block, capping of net premium ratios at 100% caused a (credit)/charge to net income of $(1) million, $(1) million and $26 million, respectively. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Years Ended December 31,
(in millions)		2024	2023	2022
Individual Retirement	Undiscounted expected future benefits and expense	$2,149	$2,131	$1,959
	Undiscounted expected future gross premiums	$—	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$303	$313	$321
	Undiscounted expected future gross premiums	$—	$—	$—
Life Insurance (a)(b)	Undiscounted expected future benefits and expense	$31,027	$40,489	$38,909
	Undiscounted expected future gross premiums	$21,729	$30,458	$29,035
Institutional Markets	Undiscounted expected future benefits and expense	$43,212	$38,253	$25,066
	Undiscounted expected future gross premiums	$—	$—	$—
Corporate and other (c)(d)	Undiscounted expected future benefits and expense	$41,656	$43,071	$44,530
	Undiscounted expected future gross premiums	$1,973	$2,146	$2,262
(a)    2023 includes balances related to AIG Life U.K. that have been reclassified to Liabilities held-for-sale in the Consolidated Balance Sheets at September 30, 2023.
(b)    Life insurance discounted expected future gross premiums (at current discount rate) for 2024 and 2023 were $14.3 billion and $20.2 billion, respectively.
(c)    Corporate and other discounted expected future gross premiums (at current discount rate) for 2024 and 2023 were $1.3 billion and $1.4 billion, respectively.
(d)    Represents activity ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums			Interest Accretion
	Years Ended December 31,			Years Ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Individual Retirement	$134	$202	$224	$63	$55	$42
Group Retirement	12	19	19	11	11	10
Life Insurance	1,999	2,393	2,342	461	471	479
Institutional Markets	2,930	5,638	2,940	897	664	459
Corporate and Other	205	215	224	960	980	1,185
Total	$5,280	$8,467	$5,749	$2,392	$2,181	$2,175
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

December 31, 2024
Weighted-average interest rate, original discount rate	3.84%	5.18%	4.70%	4.31%	4.88%
Weighted-average interest rate, current discount rate	5.50%	5.43%	5.64%	5.62%	5.62%
December 31, 2023
Weighted-average interest rate, original discount rate *	3.75%	5.15%	4.10%	4.14%	4.86%
Weighted-average interest rate, current discount rate *	5.04%	5.02%	5.04%	4.96%	5.08%
December 31, 2022
Weighted-average interest rate, original discount rate	3.58%	5.17%	4.08%	3.56%	4.88%
Weighted-average interest rate, current discount rate	5.32%	5.30%	5.33%	5.30%	5.36%
*    Weighted-average interest rates for Life Insurance include balances that have been reclassified to Liabilities held-for-sale.
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

Corebridge | 2024 Form 10-K 219

ITEM 8 | Notes to Consolidated Financial Statements |12. Future Policy Benefits
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
Deferred Profit Liability: Corebridge issues certain annuity and life insurance contracts where premiums are paid up-front or for a shorter period than benefits will be paid (i.e., limited pay contracts). A Deferred Profit Liability (“DPL”) is required to be established to avoid recognition of gains when these contracts are issued. DPLs are amortized over the life of the contracts to align the revenue recognized with the related benefit expenses.
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
The following table presents the balances and changes in the liability for universal life policies:

	Years Ended December 31,
	2024			2023			2022
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$3,731	$55	$3,786	$3,300	$55	$3,355	$4,952	$55	$5,007
Effect of changes in assumptions	38	—	38	(41)	—	(41)	(24)	—	(24)
Effect of changes in experience	365	(4)	361	319	(4)	315	303	(4)	299
Adjusted beginning balance	$4,134	$51	$4,185	$3,578	$51	$3,629	$5,231	$51	$5,282
Assessments	586	1	587	671	2	673	687	2	689
Excess benefits paid	(902)	—	(902)	(943)	—	(943)	(909)	—	(909)
Interest accrual	161	2	163	132	2	134	126	2	128
Other	(5)	—	(5)	(9)	—	(9)	(11)	—	(11)
Changes related to unrealized appreciation (depreciation) of investments	60	—	60	302	—	302	(1,824)	—	(1,824)
Balance, end of year	$4,034	$54	$4,088	$3,731	$55	$3,786	$3,300	$55	$3,355
Less: Reinsurance recoverable	(156)	(54)	(210)	(164)	—	(164)	(191)	—	(191)
Balance, end of year net of Reinsurance recoverable	$3,878	$—	$3,878	$3,567	$55	$3,622	$3,109	$55	$3,164
Weighted average duration of liability *	23.9	8.9		25.4	9.2		26.3	9.5
*The weighted average duration of liabilities is calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.

Corebridge | 2024 Form 10-K 220

ITEM 8 | Notes to Consolidated Financial Statements |12. Future Policy Benefits
The following table presents the amount of revenue and interest recognized in the Consolidated Statements of Income (Loss) for the liability for universal life policies:

	Gross Assessments			Interest Accretion
	Years Ended December 31,			Years Ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Life Insurance	$994	$1,109	$1,193	$161	$132	$126
Corporate and Other	39	37	39	2	2	2
Total	$1,033	$1,146	$1,232	$163	$134	$128
The following table presents the calculation of weighted average interest rate for the liability for universal life policies:

December 31,	2024		2023		2022
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	4.12%	4.20%	3.92%	4.20%	3.76%	4.24%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
The following table presents details concerning our universal life policies:

	Years Ended December 31,
(in millions, except for attained age of contract holders)	2024	2023
Account value	$3,988	$3,721
Net amount at risk	$75,886	$72,422
Average attained age of contract holders	53	53
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

Corebridge | 2024 Form 10-K 221

ITEM 8 | Notes to Consolidated Financial Statements | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)
Year Ended December 31, 2024
Policyholder contract deposits account balance, beginning of year	$94,896	$41,299	$10,231	$13,649	$3,333	$163,408
Deposits	22,769	4,840	1,636	5,449	41	34,735
Policy charges	(729)	(511)	(1,508)	(69)	(63)	(2,880)
Surrenders and withdrawals	(16,776)	(9,271)	(309)	(110)	(109)	(26,575)
Benefit payments	(4,028)	(2,274)	(277)	(1,809)	(279)	(8,667)
Net transfers from (to) separate account	5,499	4,076	27	20	—	9,622
Interest credited	3,903	1,298	519	717	159	6,596
Other	(5)	(211)	19	179	(6)	(24)
Policyholder contract deposits account balance, end of year	105,529	39,246	10,338	18,026	3,076	176,215
Other reconciling items(b)	(2,258)	(307)	56	(11)	—	(2,520)
Policyholder contract deposits	$103,271	$38,939	$10,394	$18,015	$3,076	$173,695
Weighted average crediting rate	3.12%	3.15%	4.49%	4.63%	5.08%
Cash surrender value(c)	$98,136	$38,283	$9,147	$2,594	$1,593	$149,753

Year Ended December 31, 2023
Policyholder contract deposits account balance, beginning of year	$89,554	$43,395	$10,224	$11,734	$3,587	$158,494
Deposits	18,188	5,352	1,632	3,813	44	29,029
Policy charges	(840)	(477)	(1,524)	(67)	(64)	(2,972)
Surrenders and withdrawals	(14,025)	(8,310)	(256)	(722)	(93)	(23,406)
Benefit payments	(3,770)	(2,518)	(281)	(2,405)	(300)	(9,274)
Net transfers from (to) separate account	3,617	2,705	3	792	—	7,117
Interest credited	2,188	1,141	413	507	168	4,417
Other	(16)	11	20	(3)	(9)	3
Policyholder contract deposits account balance, end of year	94,896	41,299	10,231	13,649	3,333	163,408
Other reconciling items(b)	(1,429)	(230)	208	93	—	(1,358)
Policyholder contract deposits	$93,467	$41,069	$10,439	$13,742	$3,333	$162,050
Weighted average crediting rate	2.68%	2.91%	4.41%	4.08%	4.99%
Cash surrender value(c)	$88,685	$40,210	$9,026	$2,583	$1,712	$142,216

Year Ended December 31, 2022
Policyholder contract deposits account balance, beginning of year	$84,097	$43,902	$10,183	$10,804	$3,823	$152,809
Deposits	15,186	4,946	1,674	1,494	48	23,348
Policy charges	(870)	(462)	(1,570)	(69)	(65)	(3,036)
Surrenders and withdrawals	(8,921)	(5,712)	(211)	(134)	(64)	(15,042)
Benefit payments	(3,798)	(2,528)	(216)	(775)	(349)	(7,666)
Net transfers from (to) separate account	2,248	2,149	(5)	144	—	4,536
Interest credited	1,608	1,100	377	301	178	3,564
Other	4	—	(8)	(31)	16	(19)
Policyholder contract deposits account balance, end of year	89,554	43,395	10,224	11,734	3,587	158,494
Other reconciling items(b)	(2,136)	(319)	34	(16)	1	(2,436)
Policyholder contract deposits	$87,418	$43,076	$10,258	$11,718	$3,588	$156,058
Weighted average crediting rate	2.43%	2.77%	4.29%	2.71%	4.91%
Cash surrender value(c)	$83,278	$41,831	$8,866	$2,537	$1,808	$138,320
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), and thus, did not impact the ending balance of policyholder contract deposits.
(b)Reconciling items principally relate to MRBs that are bifurcated and reported separately, and changes in the fair value of embedded derivatives of $859 million, $1.5 billion and $(1.1) billion that are recorded in policyholder contract deposits as of December 31, 2024, 2023 and 2022, respectively.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs do not have a cash surrender value).
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 14.

Corebridge | 2024 Form 10-K 222

ITEM 8 | Notes to Consolidated Financial Statements | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

December 31, 2024	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$5,785	$1,443	$34,130	$41,358
> 1% - 2%	3,103	21	1,070	4,194
> 2% - 3%	6,931	13	2,643	9,587
> 3% - 4%	5,774	34	4	5,812
> 4% - 5%	405	—	4	409
> 5%	37	5	3	45
Total	$22,035	$1,516	$37,854	$61,405
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,027	$1,477	$8,772	$12,276
> 1% - 2%	3,215	671	827	4,713
> 2% - 3%	10,693	308	114	11,115
> 3% - 4%	552	—	—	552
> 4% - 5%	6,288	—	—	6,288
> 5%	131	—	—	131
Total	$22,906	$2,456	$9,713	$35,075
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	110	363	473
> 2% - 3%	9	386	1,528	1,923
> 3% - 4%	1,167	436	23	1,626
> 4% - 5%	2,722	—	—	2,722
> 5%	208	—	—	208
Total	$4,106	$932	$1,914	$6,952
Total*	$49,047	$4,904	$49,481	$103,432
Percentage of total	47%	5%	48%	100%

Corebridge | 2024 Form 10-K 223

ITEM 8 | Notes to Consolidated Financial Statements | 13. Policyholder Contract Deposits and Other Policyholder Funds

December 31, 2023		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$6,498	$2,078	$26,873	$35,449
	> 1% - 2%	3,749	22	1,771	5,542
	> 2% - 3%	8,046	11	972	9,029
	> 3% - 4%	6,610	37	5	6,652
	> 4% - 5%	426	—	4	430
	> 5%	32	—	3	35
	Total	$25,361	$2,148	$29,628	$57,137
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,185	$2,344	$6,830	$11,359
	> 1% - 2%	3,731	1,242	671	5,644
	> 2% - 3%	12,073	211	110	12,394
	> 3% - 4%	615	—	—	615
	> 4% - 5%	6,635	—	—	6,635
	> 5%	144	—	—	144
	Total	$25,383	$3,797	$7,611	$36,791
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	132	346	478
	> 2% - 3%	9	855	1,082	1,946
	> 3% - 4%	1,170	496	26	1,692
	> 4% - 5%	2,851	—	—	2,851
	> 5%	216	—	—	216
	Total	$4,246	$1,483	$1,454	$7,183
Total*		$54,990	$7,428	$38,693	$101,111
Percentage of total		55%	7%	38%	100%
*Excludes policyholder contract deposits account balances that are not subject to guaranteed minimum crediting rates.
Funding Agreements
Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by funding agreements issued to the trust by one of our insurance companies through our Institutional Markets segment.
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
Our net borrowing capacity under such facilities with FHLB of Dallas and FHLB of New York as of December 31, 2024 is $2.9 billion. As of December 31, 2024, we pledged $8.4 billion as collateral to the FHLB, including assets backing funding agreements.

Corebridge | 2024 Form 10-K 224

ITEM 8 | Notes to Consolidated Financial Statements | 13. Policyholder Contract Deposits and Other Policyholder Funds
Corebridge issued the following funding agreements to the FHLB of Dallas and FHLB of New York; these obligations are reported in Policyholder contract deposits in the Consolidated Balance Sheets:
The following table presents details concerning our funding agreements as of December 31, 2024:

December 31, 2024		Payments due by period
(in millions)	Gross Amounts	2025	2026-2027	2028-2029	Thereafter	Stated Interest rates
FHLB Facility
FHLB of Dallas	$3,305	$—	$378	$2,927	$—	DNA Auction* + 22 bps
FHLB of Dallas	2,027	—	1,506	521	—	3.53% to 4.77%
FHLB of New York	146	146	—	—	—	1.52% to 2.32%
	$5,478	$146	$1,884	$3,448	$—
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
Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 0.4% and 0.5% of gross insurance in force at December 31, 2024 and December 31, 2023, respectively and 1.0%, 0.9% and 1.3% of gross premiums and other considerations in 2024, 2023 and 2022, respectively. The amount of annual dividends to be paid is approved locally by the Corebridge Boards of Directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.
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

Corebridge | 2024 Form 10-K 225

ITEM 8 | Notes to Consolidated Financial Statements | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents a rollforward of the unearned revenue reserve for the years ended December 31, 2024 and 2023:

	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Year Ended December 31, 2024
Balance, beginning of year	$1,770	$1	$94	$1,865
Revenue deferred	161	—	—	161
Amortization	(110)	—	(10)	(120)
Balance, end of period	$1,821	$1	$84	$1,906
Other reconciling items*				967
Other policyholder funds				$2,873

Year Ended December 31, 2023
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	153	—	—	153
Amortization	(110)	(1)	(11)	(122)
Balance, end of year	$1,770	$1	$94	$1,865
Other reconciling items*				997
Other policyholder funds				$2,862

Year Ended December 31, 2022
Balance, beginning of year	$1,693	$2	$116	$1,811
Revenue deferred	143	—	—	143
Amortization	(109)	—	(11)	(120)
Balance, end of year	$1,727	$2	$105	$1,834
Other reconciling items*				1,051
Other policyholder funds				$2,885
*Other reconciling items include policyholders' dividend accumulations, provisions for future dividends to participating policyholders, dividends to policyholders and any similar items.

14. Market Risk Benefits
MRBs are defined as contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose Corebridge to other-than nominal capital market risk. The MRB represents an amount that a policyholder receives in addition to the account balance upon the occurrence of a specific event or circumstance, such as death, annuitization, or periodic withdrawal that involves protection from other-than-nominal capital market risk. Certain contract features, such as GMWBs, GMDBs and guaranteed minimum income benefits (“GMIBs”) commonly found in variable annuities, fixed index annuities and fixed annuities, are MRBs. MRBs are assessed at contract inception using a non-option method involving attributed fees that results in an initial fair value of zero or an option method that results in a fair value greater than zero.
MRBs are recorded at fair value, and Corebridge applies a non-option attributed fee valuation method for variable annuity products, and an option-based valuation method (host offset) for fixed index and fixed products. Under the non-option valuation method, the attributed fee is determined at contract inception; it cannot exceed the total contract fees and assessments collectible from the contract holder and cannot be less than zero. Investment margin is excluded from the attributed fee determination. Under the option-based valuation method, an offset to the host amount related to the MRB amount is established at inception. Changes in the fair value of MRBs are recorded in net income in Changes in the fair value of market risk benefits, net except for the portion of the fair value change attributable to our own credit risk, which is recognized in OCI. MRBs are derecognized when the underlying contract is surrendered, a GMDB is incurred, a GMIB is annuitized, or when the account value is exhausted on a policy with a GMWB. Generally when a policyholder elects to annuitize a GMIB rider or the account value on a policy with a GMWB rider is reduced to zero, the policy is converted to a payout annuity automatically. When a conversion occurs, the policyholder is issued a new payout annuity contract. At this point, the MRB is derecognized, and a LFPB is established for the payout annuity.

Corebridge | 2024 Form 10-K 226

ITEM 8 | Notes to Consolidated Financial Statements | 14. Market Risk Benefits
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
The following table presents the balances of and changes in MRBs:

	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Year Ended December 31, 2024
Balance, beginning of year	$4,562	$308	$4,870
Effect of changes in our own credit risk	(1,072)	(88)	(1,160)
Balance, beginning of year, before effect of changes in our own credit risk	$3,490	$220	$3,710
Issuances	925	53	978
Interest accrual	160	13	173
Attributed fees	677	60	737
Expected claims	(65)	(2)	(67)
Effect of changes in interest rates	(956)	(76)	(1,032)
Effect of changes in interest rate volatility	(2)	3	1
Effect of changes in equity markets	(1,034)	(94)	(1,128)
Effect of changes in equity index volatility	(2)	—	(2)
Actual outcome different from model expected outcome	(2)	9	7
Effect of changes in future expected policyholder behavior	148	26	174
Effect of changes in other future expected assumptions	(84)	—	(84)
Other, including foreign exchange	—	(3)	(3)
Balance, end of year before effect of changes in our own credit risk	3,255	209	3,464
Effect of changes in our own credit risk	811	69	880
Balance, end of year	4,066	278	4,344
Less: Reinsured MRB, end of year	(60)	—	(60)
Net Liability Balance after reinsurance recoverable	$4,006	$278	$4,284
Net amount at risk
GMDB only	$584	$118	$702
GMWB only	$210	$16	$226
Combined*	$433	$12	$445
Weighted average attained age of contract holders	71	64

Corebridge | 2024 Form 10-K 227

ITEM 8 | Notes to Consolidated Financial Statements | 14. Market Risk Benefits

	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Year Ended December 31, 2023
Balance, beginning of year	$3,738	$296	$4,034
Effect of changes in our own credit risk	(441)	(24)	(465)
Balance, beginning of year, before effect of changes in our own credit risk	$3,297	$272	$3,569
Issuances	681	37	718
Interest accrual	156	15	171
Attributed fees	803	63	866
Expected claims	(91)	(3)	(94)
Effect of changes in interest rates	(139)	(13)	(152)
Effect of changes in interest rate volatility	(69)	(3)	(72)
Effect of changes in equity markets	(1,236)	(109)	(1,345)
Effect of changes in equity index volatility	(14)	(5)	(19)
Actual outcome different from model expected outcome	188	7	195
Effect of changes in future expected policyholder behavior	(1)	1	—
Effect of changes in other future expected assumptions	(85)	(39)	(124)
Other, including foreign exchange	—	(3)	(3)
Balance, end of year before effect of changes in our own credit risk	3,490	220	3,710
Effect of changes in our own credit risk	1,072	88	1,160
Balance, end of year	4,562	308	4,870
Less: Reinsured MRB, end of year	(77)	—	(77)
Net liability balance after reinsurance recoverable	$4,485	$308	$4,793
Net amount at risk
GMDB only	$758	$160	$918
GMWB only	$152	$13	$165
Combined*	$1,011	$18	$1,029
Weighted average attained age of contract holders	70	64

Year Ended December 31, 2022
Balance, beginning of year	$6,452	$582	$7,034
Effect of changes in our own credit risk	(1,934)	(167)	(2,101)
Balance, beginning of year, before effect of changes in our own credit risk	$4,518	$415	$4,933
Issuances	263	25	288
Interest accrual	172	21	193
Attributed fees	864	70	934
Expected claims	(83)	(2)	(85)
Effect of changes in interest rates	(4,087)	(371)	(4,458)
Effect of changes in interest rate volatility	263	18	281
Effect of changes in equity markets	1,382	122	1,504
Effect of changes in equity index volatility	(75)	1	(74)
Actual outcome different from model expected outcome	164	(3)	161
Effect of changes in future expected policyholder behavior	(2)	(18)	(20)
Effect of changes in other future expected assumptions	(85)	—	(85)
Other, including foreign exchange	3	(6)	(3)
Balance, end of year before effect of changes in our own credit risk	3,297	272	3,569
Effect of changes in our own credit risk	441	24	465
Balance, end of year	3,738	296	4,034
Less: Reinsured MRB, end of period	(94)	—	(94)
Net liability balance after reinsurance recoverable	$3,644	$296	$3,940
Net amount at risk
GMDB only	$1,615	$371	$1,986
GMWB only	$27	$1	$28
Combined*	$2,084	$39	$2,123
Weighted average attained age of contract holders	70	64
*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

Corebridge | 2024 Form 10-K 228

ITEM 8 | Notes to Consolidated Financial Statements | 14. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Consolidated Balance Sheets:

	December 31, 2024			December 31, 2023
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$1,124	$5,130	$4,006	$740	$5,225	$4,485
Group Retirement	208	486	278	172	480	308
Total	$1,332	$5,616	$4,284	$912	$5,705	$4,793
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

Corebridge | 2024 Form 10-K 229

ITEM 8 | Notes to Consolidated Financial Statements | 15. Debt

15. Debt
Short-term and long-term debt is carried at the principal amount borrowed, including unamortized discounts, and fair value adjustments, when applicable.
The following table lists our total debt outstanding at December 31, 2024 and December 31, 2023. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2024, including fixed and variable rates:

(in millions)	Range of Interest Rate(s)	Maturity Date(s)	December 31, 2024	December 31, 2023
Short-term debt issued or borrowed by Corebridge:
Three-Year DDTL Facility	6.46%	2024	$—	$250
Current portion of long-term debt:
Senior unsecured notes	3.50%	2025	$1,000	$—
CRBGLH notes	7.50%	2025	$101	$—

Total short-term debt			$1,101	$250
Long-term debt issued by Corebridge:
Senior unsecured notes*	3.65% - 6.05%	2027 - 2052	$6,750	$7,750
Hybrid junior subordinated notes	6.375% - 6.875%	2052 - 2064	2,350	1,000
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	6.63%	2029	99	200
CRBGLH junior subordinated debentures	7.57% - 8.50%	2030 - 2046	227	227
Total long-term debt			9,426	9,177
Debt issuance costs			(73)	(59)
Total short-term and long-term debt, net of debt issuance costs			$10,454	$9,368
Debt of consolidated investment entities - not guaranteed by Corebridge	0.01% - 8.95%	2025 - 2051	1,938	2,504
Total debt, net of issuance costs			$12,392	$11,872
* Interest rates reflect contractual amounts and do not reflect the effective borrowing rate after giving effect to the cash flow hedges.
The following table presents maturities of short-term and long-term debt (including unamortized original issue discount when applicable):

December 31, 2024		Year Ending
(in millions)	Total	2025		2026	2027	2028	2029	Thereafter
Short-term and Long-term debt issued by Corebridge:
Senior unsecured notes	$7,750	$1,000	(a)	$—	$1,250	$—	$1,000	$4,500
Hybrid junior subordinated notes	2,350	—		—	—	—	—	2,350
CRBGLH notes	200	101	(b)	—	—	—	99	—
CRBGLH junior subordinated debentures	227	—		—	—	—	—	227
Total short-term and long-term debt issued by Corebridge	$10,527	$1,101		$—	$1,250	$—	$1,099	$7,077
(a)Represents a 3.50% senior notes due April 4, 2025.
(b)Represents a 7.50% junior subordinated notes due July 15, 2025.
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

Corebridge | 2024 Form 10-K 230

ITEM 8 | Notes to Consolidated Financial Statements | 15. Debt
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
On September 15, 2023, Corebridge Parent issued $500 million of 6.05% Senior Notes due 2033.
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
On September 12, 2024, Corebridge Parent issued $750 million aggregate principal amount of its 6.375% fixed-to-fixed reset rate junior subordinated notes due 2054 (“2054 Notes”). Subject to certain redemption provisions and other terms of the 2054 Notes, the interest rate resets on September 15, 2034 and each five-year anniversary thereafter, at an annual rate equal to the five-year treasury rate as of the most recent reset interest determination date plus 2.646%.
On November 22, 2024, Corebridge Parent issued $600 million aggregate principal amount of its 6.375% junior subordinated notes due 2064 (“2064 Notes”). Subject to certain redemption provisions and other terms of the 2064 Notes, the interest is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2025.
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
On June 23, 2022, AIG Life U.K. borrowed £10 million from AIG Transaction Execution Limited, which was repaid on July 7, 2022.
CRBGLH NOTES AND JUNIOR SUBORDINATED DEBENTURES
As of December 31, 2024, Corebridge Life Holdings, Inc. (“CRBGLH”) had outstanding $427 million aggregate principal amount, consisting of $227 million of junior subordinated debt due between 2030 and 2046 and $101 million due 2025 and $99 million of notes due 2029. At December 31, 2024, the junior subordinated debentures outstanding consisted of $54 million of 8.5% junior subordinated debentures due July 2030, $142 million of 8.125% junior subordinated debentures due March 2046 and $31 million of 7.57% junior subordinated debentures due December 2045, each guaranteed by AIG.
For details regarding guarantees provided by AIG related to these notes and debentures, see Note 16.
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

Corebridge | 2024 Form 10-K 231

ITEM 8 | Notes to Consolidated Financial Statements | 15. Debt
LETTERS OF CREDIT
As of December 31, 2024, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $226 million.
CONSOLIDATED INVESTMENT ENTITIES CREDIT FACILITIES
We also maintain revolving credit facilities that can exclusively be utilized by certain consolidated investment entities to acquire real estate assets. Draws under those credit facilities cannot be utilized for general corporate purposes. These credit facilities have consolidated limits of up to $271 million. As of December 31, 2024, we have drawn $169 million under the credit facilities. Each of these credit facilities have maturity dates ranging from one year to two years.

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

Corebridge | 2024 Form 10-K 232

ITEM 8 | Notes to Consolidated Financial Statements | 16. Contingencies, Commitments and Guarantees
Moriarty Litigation
AGL continues to defend against Moriarty v. American General Life Insurance Co. (S.D. Cal.), a putative class action involving Sections 10113.71 and 10113.72 of the California Insurance Code, which was instituted against AGL on July 18, 2017. In general, those statutes require that for life-insurance policies issued and delivered in California: (1) the policy must contain a 60-day grace period following non-payment of premium during which the policy remains in force; (2) the insurer must provide a 30-day pre-lapse notice; and (3) the insurer must notify policy owners of the right to designate a secondary recipient for lapse notices. The plaintiff contends AGL did not comply with these requirements for a policy issued before these statutes went into effect. The plaintiff seeks damages and other relief. AGL asserts various defenses to the plaintiff’s claims and to class certification. In 2022, the District Court held that a trial was necessary to determine whether AGL was liable on the plaintiff’s breach of contract claim, and it denied class certification. In May 2023, the case was reassigned to a new judge. On August 14, 2023, the District Court granted the plaintiff’s motion for summary judgment on the plaintiff’s breach of contract claim. On September 26, 2023, the District Court decided that good cause exists to allow the plaintiff to file a third motion for class certification. At the same time, however, the District Court certified its August 14, 2023 order for interlocutory appeal to the Ninth Circuit and stayed trial court proceedings pending the outcome of AGL’s appeal. The Ninth Circuit granted AGL’s petition for interlocutory appeal on November 21, 2023, which remains pending. AGL filed its opening brief on April 15, 2024. Plaintiff filed its answering brief on July 22, 2024, and AGL filed its reply on September 11, 2024. On August 13, 2024, Plaintiff filed a motion with the Ninth Circuit to certify a question regarding the interpretation of the California statute – namely, whether an insured can terminate an insurance policy without having complied with the notice and grace period requirements of the California statute. AGL opposed Plaintiff’s motion on August 23, 2024, arguing that there was no basis for certification and disagreeing with Plaintiff’s claimed issue for review. Plaintiff’s motion for certification remains pending. While the Moriarty appeal was pending, the Ninth Circuit issued a published decision in Small v. Allianz Life Insurance Co. of North America, a related case presenting a substantially identical issue. The Ninth Circuit’s decision in Small squarely rejected the theory that the plaintiffs had advanced in that case and in Moriarty and embraced the argument, made by insurers, that any policyholder or beneficiary suing based on supposed breaches of Sections 10113.71 and 10113.72 must prove that the breaches actually caused them harm, for instance by resulting in missed payments or the lapse of the policy. On January 6, 2025, the parties in Moriarty, at the Ninth Circuit’s request, submitted simultaneous supplemental briefing on Small’s effect on the litigation, with AGL taking the position that Small fully disposes of the appeal in its favor and requires vacatur of the summary-judgment order in Plaintiff’s favor. The Ninth Circuit has submitted Moriarty on the briefs and stated that it will issue a decision without hearing oral argument.
AGL is also defending other actions in California involving similar issues: Allen v. Protective Life Insurance Co. and American General Life Insurance Co. (E.D. Cal.) was filed in state court on September 26, 2022. After being removed to federal court, the plaintiffs filed a motion on August 11, 2023, seeking leave to amend the complaint to add class action allegations against AGL. The case is stayed pending the resolution of appellate proceedings in Moriarty. Koch Family Insurance Trust v. American General Life Insurance Co. (C.D. Cal.) was filed in state court on May 15, 2024, and removed to federal court on June 28, 2024. Wong v. American General Life Insurance Co. (C.D. Cal.) was filed in state court on July 31, 2024, and removed to federal court on September 4, 2024. People of the State of California v. American General Life Insurance Co., et al. (Cal. Superior Court, San Diego County) was filed on October 17, 2024, against AGL, Lincoln Benefit Life Co., Everlake Life Insurance Co., and Transamerica Life Insurance Co., seeking civil penalties and equitable relief under California Business & Professions Code §§ 17200 et seq. AGL negotiated an agreement to acknowledge voluntary acceptance of service on and as of December 13, 2024. On January 27, 2025, AGL filed a demurrer to the complaint. That demurrer is set for a hearing on June 13, 2025.
These cases are in the early stages, and AGL expects their progress will be influenced by future developments in Moriarty and cases against other insurers involving the same insurance statutes. AGL has accrued its current estimate of probable loss with respect to these litigation matters.
LEASE COMMITMENTS
We lease office space and equipment in various locations across jurisdictions in which the Company operates. The majority of the resulting obligation arising from these contracts is generated by our real estate portfolio, which only includes contracts classified as operating leases. As of December 31, 2024, the lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $80 million and $75 million, respectively, and we made cash payments of $14 million in 2024 in connection with these leases. As of December 31, 2023, the lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $26 million and $20 million, respectively, and we made cash payments of $18 million in 2023 in connection with these leases. The liability includes non-lease components, such as property taxes and insurance for our gross leases. Some of these leases contain options to renew after a specified period of time at the prevailing market rate; however, renewal options that have not been exercised as of December 31, 2024 are excluded until management attains a reasonable level of certainty. Some leases also include termination options at specified times and term; however, termination options are not reflected in the lease asset and liability balances until they have been exercised.

Corebridge | 2024 Form 10-K 233

ITEM 8 | Notes to Consolidated Financial Statements | 16. Contingencies, Commitments and Guarantees
The weighted average discount rate and lease term assumptions used in determining the liability are 5.3% and 9.09 years, respectively. The primary assumption used to determine the discount rate is the cost of funding for the Company, which is based on the secured borrowing rate for terms similar to the lease term, and for the major financial markets in which Corebridge operates.
Rent expense was $16 million, $17 million and $33 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table presents the future undiscounted cash flows under operating leases at December 31, 2024:

(in millions)
2025	$16
2026	15
2027	10
2028	9
2029	7
Remaining years after 2029	46
Total undiscounted lease payments	103
Less: Present value adjustment	23
Net lease liabilities	$80
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $4.1 billion at December 31, 2024.
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
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which American Home Assurance Company (“AHAC”) or National Union Fire Insurance Company of Pittsburgh, PA (“NUFIC”) has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the years ended December 31, 2024 or 2023.
AIG Parent provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of Corebridge Life Holdings, Inc. (“CRBGLH”). This includes:
•a guarantee (the “CRBGLH External Debt Guarantee”) in connection with CRBGLH junior subordinated debentures and certain CRBGLH notes (the “CRBGLH External Debt”).

Corebridge | 2024 Form 10-K 234

ITEM 8 | Notes to Consolidated Financial Statements | 16. Contingencies, Commitments and Guarantees
In addition to the Separation Agreement, we have entered into a guarantee reimbursement agreement with AIG Parent which provides that we will reimburse AIG Parent for the full amount of any payment made by or on behalf of AIG Parent pursuant to the CRBGLH External Debt Guarantee. We have also entered into a collateral agreement with AIG Parent which provides that in the event of: (i) a ratings downgrade of Corebridge Parent or CRBGLH long-term unsecured indebtedness below specified levels or (ii) the failure by CRBGLH to pay principal and interest on the External Debt when due, we must collateralize an amount equal to the sum of: (a) 100% of the principal amount outstanding, (b) accrued and unpaid interest and (c) 100% of the net present value of scheduled interest payments through the maturity dates of the CRBGLH External Debt.
•For additional discussion on commitments and guarantees associated with VIEs, see Note 8.
•For additional disclosures about derivatives, see Note 9.
•For additional disclosures about related parties, see Note 23.

17. Equity
COMMON STOCK
The following table presents a rollforward of outstanding shares:

Year Ended December 31, 2024	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	648,148,737	(26,484,411)	621,664,326
Shares issued under long-term incentive compensation plans	2,041,112	1,245,028	3,286,140
Shares repurchased	—	(63,465,433)	(63,465,433)
Shares, end of period	650,189,849	(88,704,816)	561,485,033
Repurchase of Corebridge Common Stock
Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) Rule 10b5-1 repurchase plans. On May 4, 2023, our Board of Directors authorized a $1.0 billion share repurchase program. On April 30, 2024, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the share repurchase program. On February 11, 2025, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the share repurchase program. Under this program, Corebridge Parent may, from time to time, purchase shares of Corebridge Parent common stock but is not obligated to purchase any particular number of shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
From January 1, 2025 to February 11, 2025, we repurchased approximately 5.5 million shares of Corebridge Parent common stock for an aggregate purchase price of approximately $177 million, leaving approximately $2.5 billion under the share repurchase authorizations as of February 11, 2025.
RETAINED EARNINGS
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

November 1, 2024	December 17, 2024	December 31, 2024	$0.23
July 30, 2024	September 16, 2024	September 30, 2024	$0.23
May 2, 2024	June 14, 2024	June 28, 2024	$0.23
February 14, 2024	March 15, 2024	March 29, 2024	$0.23
Dividends Declared
On February 12, 2025, the Company declared a cash dividend on Corebridge Parent common stock of $0.24 per share, payable on March 31, 2025 to shareholders of record at close of business on March 17, 2025.

Corebridge | 2024 Form 10-K 235

ITEM 8 | Notes to Consolidated Financial Statements | 17. Equity
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2021, net of tax	$(31)	$12,315	$(1,659)	$(2,390)	$—	$(9)	$7	$8,233
Change in unrealized depreciation of investments	(78)	(40,323)	—	—	—	—	—	(40,401)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	1,635	—	—	—	—	1,635
Change in discount rates assumptions of certain liabilities	—	—	—	6,746	—	—	—	6,746
Change in future policy benefits and other	—	1,822	—	—	—	—	—	1,822
Change in cash flow hedges	—	—	—	—	203	—	—	203
Change in foreign currency translation adjustments	—	—	—	—	—	(109)	—	(109)
Change in net actuarial loss	—	—	—	—	—	—	2	2
Change in deferred tax asset (liability)	17	6,806	(341)	(1,448)	(46)	8	—	4,996
Total other comprehensive income (loss)	(61)	(31,695)	1,294	5,298	157	(101)	2	(25,106)
Less: Noncontrolling interests	—	—	—	—	—	(10)	—	(10)
Balance, December 31, 2022, net of tax	$(92)	$(19,380)	$(365)	$2,908	$157	$(100)	$9	$(16,863)
Change in unrealized depreciation of investments	28	5,962	—	—	—	—	—	5,990
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(695)	—	—	—	—	(695)
Change in discount rates assumptions of certain liabilities	—	—	—	(1,029)	—	—	—	(1,029)
Change in future policy benefits and other	(11)	(347)	—	—	—	—	—	(358)
Change in cash flow hedges	—	—	—	—	(16)	—	—	(16)
Change in foreign currency translation adjustments	—	—	—	—	—	39	—	39
Change in net actuarial loss	—	—	—	—	—	—	(7)	(7)
Change in deferred tax asset (liability)	(4)	(885)	151	216	5	9	—	(508)
Total other comprehensive income (loss)	13	4,730	(544)	(813)	(11)	48	(7)	3,416
Less: Noncontrolling interests	—	—	—	—	—	11	—	11
Balance, December 31, 2023, net of tax	$(79)	$(14,650)	$(909)	$2,095	$146	$(63)	$2	$(13,458)
Change in unrealized depreciation of investments *	46	(1,677)	—	—	—	—	—	(1,631)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	280	—	—	—	—	280
Change in discount rates assumptions of certain liabilities	—	—	—	1,570	—	—	—	1,570
Change in future policy benefits and other	—	(60)	—	—	—	—	—	(60)
Change in cash flow hedges	—	—	—	—	(246)	—	—	(246)
Change in foreign currency translation adjustments	—	—	—	—	—	65	—	65
Change in deferred tax asset (liability)	(10)	197	(61)	(323)	53	(11)	—	(155)
Total other comprehensive income (loss)	36	(1,540)	219	1,247	(193)	54	—	(177)
Other	—	(39)	—	—	1	—	—	(38)
Less: Noncontrolling interests	—	—	—	—	—	8	—	8
Balance, December 31, 2024, net of tax	$(43)	$(16,229)	$(690)	$3,342	$(46)	$(17)	$2	$(13,681)
*    Includes net unrealized gains and losses attributable to held-for-sale businesses at December 31, 2023.

Corebridge | 2024 Form 10-K 236

ITEM 8 | Notes to Consolidated Financial Statements | 17. Equity
The following table presents the OCI reclassification adjustments for the years ended December 31, 2024, 2023 and 2022, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Year Ended December 31, 2024
Unrealized change arising during period	$26	$(2,972)	$280	$1,816	$(246)	$(2)	$—	$(1,098)
Less: Reclassification adjustments included in net income	(20)	(1,235)	—	246	—	(67)	—	(1,076)
Total other comprehensive income (loss), before income tax expense (benefit)	46	(1,737)	280	1,570	(246)	65	—	(22)
Less: Income tax expense (benefit)	10	(197)	61	323	(53)	11	—	155
Total other comprehensive income (loss), net of income tax expense (benefit)	$36	$(1,540)	$219	$1,247	$(193)	$54	$—	$(177)
Year Ended December 31, 2023
Unrealized change arising during period	$—	$5,281	$(695)	$(1,029)	$(16)	$39	$—	$3,580
Less: Reclassification adjustments included in net income	(17)	(334)	—	—	—	—	7	(344)
Total other comprehensive income (loss), before income tax expense (benefit)	17	5,615	(695)	(1,029)	(16)	39	(7)	3,924
Less: Income tax expense (benefit)	4	885	(151)	(216)	(5)	(9)	—	508
Total other comprehensive income (loss), net of income tax expense (benefit)	$13	$4,730	$(544)	$(813)	$(11)	$48	$(7)	$3,416
Year Ended December 31, 2022
Unrealized change arising during period	$(89)	$(39,049)	$1,635	$6,746	$203	$(109)	$2	$(30,661)
Less: Reclassification adjustments included in net income	(11)	(548)	—	—	—	—	—	(559)
Total other comprehensive income (loss),before income tax expense (benefit)	(78)	(38,501)	1,635	6,746	203	(109)	2	(30,102)
Less: Income tax expense (benefit)	(17)	(6,806)	341	1,448	46	(8)	—	(4,996)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(61)	$(31,695)	$1,294	$5,298	$157	$(101)	$2	$(25,106)

Corebridge | 2024 Form 10-K 237

ITEM 8 | Notes to Consolidated Financial Statements | 17. Equity
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income (Loss)
	Years Ended December 31,
(in millions)	2024	2023	2022
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(20)	$(17)	$(11)	Net realized gains (losses)
Total	$(20)	$(17)	$(11)
Unrealized appreciation (depreciation) of all other investments
Investments	$(1,174)	$(334)	$(548)	Net realized gains (losses)
Sale of business	(61)	—	—	Net (gain) loss on divestitures
Total	$(1,235)	$(334)	$(548)
Effect of changes in the discount rates used to measure traditional and limited-payment long duration insurance contracts
Sale of business	$246	$—	$—	Net (gain) loss on divestitures
Total	$246	$—	$—
Foreign Currency Translation Adjustments
Sale of business	$(67)	$—	$—	Net (gain) loss on divestitures
Total	$(67)	$—	$—
Change in retirement plan liabilities adjustment
Actuarial losses	$—	$7	$—	Net (gain) loss on divestitures and General operating expenses
Total	$—	$7	$—
Total reclassifications for the period	$(1,076)	$(344)	$(559)
*The following items are not reclassified out of AOCI and included in the Consolidated Statements of Income (Loss) and thus have been excluded from the table:(a) Change in fair value of MRBs attributable to changes in our own credit risk; (b) Change in the discount rates used to measure traditional and limited-payment long-duration insurance contracts; and (c) Fair value of liabilities under fair value option attributable to changes in our own credit risk.
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
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Years Ended December 31,
(in millions)	2024	2023	2022
Beginning balance	$869	$939	$1,759
Net income (loss) attributable to redeemable noncontrolling interest	(27)	(68)	320
Other comprehensive income (loss), net of tax	8	11	(10)
Changes in noncontrolling interests due to divestitures and acquisitions	145	(19)	(104)
Contributions from noncontrolling interests	70	96	155
Distributions to noncontrolling interests	(199)	(91)	(1,181)
Other	(2)	1	—
Ending balance	$864	$869	$939
Refer to Note 8 for additional information related to Variable Interest Entities.

Corebridge | 2024 Form 10-K 238

ITEM 8 | Notes to Consolidated Financial Statements 18. Earnings Per Common Share

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
The following table presents the computation of basic and diluted EPS for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(in millions, except per common share data)	2024	2023	2022
Numerator for EPS:
Net income (loss)	$2,203	$1,036	$8,479
Less: Net income (loss) attributable to noncontrolling interests	(27)	(68)	320
Net income (loss) attributable to Corebridge common shareholders	$2,230	$1,104	$8,159

Denominator for EPS:
Weighted average common shares outstanding - basic	598.0	643.3	646.1
Dilutive common shares	1.2	1.9	1.3
Weighted average common shares outstanding - diluted	599.2	645.2	647.4

Income per common share attributable to Corebridge common shareholders
Common stock - basic	$3.73	$1.72	$12.63
Common stock - diluted	$3.72	$1.71	$12.60
*Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 0.2 million, 0.9 million and 41 thousand for the years ended December 31, 2024, 2023 and 2022, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

19. Statutory Financial Data and Restrictions
The following table presents statutory net income (loss) and capital and surplus for our insurance operations companies in accordance with statutory accounting practices:

(in millions)	2024	2023	2022
Years Ended December 31,
Statutory net income (loss)*:
Insurance Operations companies:
Domestic	$1,643	$3,354	$3,091
Foreign	—	(51)	4
Total Insurance Operations companies	$1,643	$3,303	$3,095
December 31,
Statutory capital and surplus*:
Insurance Operations companies:
Domestic	$13,477	$14,752
Foreign	—	467
Total Insurance Operations companies	$13,477	$15,219
Aggregate minimum required statutory capital and surplus:
Insurance Operations companies:
Domestic	$4,159	$4,025
Foreign	—	223
Total Insurance Operations companies	$4,159	$4,248
*     These amounts reflect our best estimate of the statutory net income, capital and surplus as of the dates these financial statements were issued.

Corebridge | 2024 Form 10-K 239

ITEM 8 | Notes to Consolidated Financial Statements | 19. Statutory Financial Data and Restrictions
Our insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic and foreign insurance regulatory authorities. The principal differences between statutory financial statements and financial statements prepared in accordance with GAAP for domestic companies are that statutory financial statements do not reflect DAC, most bond portfolios may be carried at amortized cost, investment impairments are determined in accordance with statutory accounting practices, assets and liabilities are presented net of reinsurance, policyholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted.
For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the Risk-Based Capital (“RBC”) level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the United States and can vary significantly by jurisdiction. At both December 31, 2024 and 2023, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.
For foreign insurance companies, financial statements are prepared in accordance with local regulatory requirements. These accounting practices may differ from GAAP primarily by different rules on deferral of policy acquisition costs, amortization of deferred acquisition costs, and establishing future policy benefit liabilities using different actuarial assumptions, as well as valuing for deferred taxes on a different basis. At December 31, 2024, our sole remaining foreign insurance company CRBG Bermuda, files its statutory financial statements on a GAAP basis, subject to certain prudential filters.
STATUTORY PERMITTED ACCOUNTING PRACTICE
At December 31, 2024 and 2023, AGL used the following permitted practice that resulted in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk based capital that would have been reported had National Association of Insurance Commissioners (“NAIC”) statutory accounting practices or the prescribed regulatory accounting practices of their respective state regulator been followed in all respects:
•AGL, a life insurance subsidiary domiciled in Texas, recognized an admitted asset related to the notional value of coverage defined in an excess of loss (“XOL”) reinsurance agreement with a 20-year term that provides coverage to AGL for aggregate claims incurred during the agreement term associated with guaranteed living benefits on certain fixed index annuities generally issued prior to April 2019 (“Block 1”) exceeding an attachment point as defined in the agreement. This permitted practice was expanded to similarly recognize an additional admitted asset related to the net notional value of coverage as defined in a separate XOL reinsurance agreement with a 25-year term that provides coverage to the subsidiary for aggregate XOL claims associated with guaranteed living benefits on a block of fixed index annuities generally issued in April 2019 or later, including certain new business issued after the effective date (“Block 2”).
•Effective September 30, 2023, the permitted practice for Block 1 and Block 2 was extended through September 30, 2026 and the maximum notional value of Block 2 was increased for certain new business. Effective December 31, 2024, the permitted practice related to Block 2 was amended to determine the XOL limit based on annual standalone cash flow testing (“CFT”) for business retained, net of reinsurance, where the XOL cap is defined as 90% of the CFT margin performed at each year-end. For new business issued after December 31, 2024, the XOL limit will be increased each quarter based on a specified calculation. At the end of the calendar year, the new business retained will be included with the business from prior years in the determination of the XOL limit based on 90% of the CFT margin performed at year-end. The amended permitted practice for Block 2 will remain in effect through September 30, 2026.
•This permitted practice was expanded to similarly recognize an additional admitted asset related to the net notional value of coverage as defined in a separate XOL agreement with a 25-year term that provides coverage to the subsidiary for aggregate XOL claims associated with the base contract along with the guaranteed living benefits rider on a block of fixed annuities inforce on the treaty effective date, including certain new business issued after the effective date (“Block 3”). Effective September 30, 2023, the permitted practice for Block 3 was extended through September 30, 2026 and the maximum notional value was increased for certain new business. Effective December 31, 2024, the permitted practice related to Block 3 was amended to determine the XOL limit based on annual standalone CFT for business retained, net of reinsurance, where the XOL cap is defined as 90% of the CFT margin performed at each year-end. For new business issued after December 31, 2024, the XOL limit will be increased each quarter based on a specified calculation. At the end of the calendar year, the new business retained will be included with the business from prior years in the determination of the XOL limit based on 90% of the CFT margin performed at year-end. The amended permitted practice for Block 3 will remain in effect through September 30, 2026.
The permitted practice resulted in an increase in the statutory surplus of AGL of approximately $2.1 billion and $1.7 billion at December 31, 2024 and 2023, respectively.

Corebridge | 2024 Form 10-K 240

ITEM 8 | Notes to Consolidated Financial Statements | 19. Statutory Financial Data and Restrictions
SUBSIDIARY DIVIDEND RESTRICTIONS
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
The maximum amount, before considering the dividend tests discussed below, that would qualify as an ordinary dividend, which would consequently be free from restriction and available for payment of dividends to AGC Life (as immediate parent company), by AGL, VALIC and USL in 2025, based upon financial information as of December 31, 2024, is estimated to be $1.7 billion. Specific to AGC Life, the maximum amount that would qualify as an ordinary dividend, which would consequently be free from restriction and available for payment of dividends to Corebridge in 2025, based upon financial information as of December 31, 2024 is estimated to be $2.0 billion, subject to availability of earned surplus as required under Missouri insurance law. The estimated ordinary dividend capacities of our insurance companies in Texas and Missouri are further limited by the fact that dividend tests under Texas and Missouri insurance laws are based on dividends previously paid over rolling twelve-month periods. Consequently, depending on the actual payment dates during 2025, some or all of the dividends estimated to be ordinary in 2025 may require regulatory approval or non-disapproval.
Similar to our domestic insurance companies, CRBG Bermuda’s ability to pay dividends to us is also subject to regulatory requirements imposed by the Bermuda Monetary Authority in Bermuda, the jurisdiction in which it is domiciled. Pursuant to the Bermuda Insurance Act and Bermuda Companies Act 1981, CRBG Bermuda must not declare any dividends that would cause it to become insolvent or would exceed 25% of its total statutory capital and surplus (as set out in its statutory balance sheet in relation to the previous financial year) unless prior to the payment of such dividends, it files an affidavit with the BMA which states that the declaration of such dividends has not caused CRBG Bermuda to fail to meet its solvency margins. Additionally, CRBG Bermuda must apply to the BMA for approval before reducing its total statutory capital (as set out in its previous year’s financial statements) by 15%.
To our knowledge, no Corebridge insurance company is currently on any regulatory or similar “watch list” with regard to solvency.
COREBRIDGE DIVIDEND RESTRICTIONS
At December 31, 2024, Corebridge’s ability to pay dividends is not subject to any significant contractual restrictions but remains subject to customary regulatory restrictions.

20. Share-Based Compensation Plans
AIG Equity Awards
Prior to the IPO, certain of our employees received grants of equity awards under the AIG Long Term Incentive Plan (as amended) and its predecessor plan, the AIG 2013 Long Term Incentive Plan (each as applicable, the “LTIP”), which are governed by the AIG 2013 Omnibus Incentive Plan (“Omnibus Plan”). The value of AIG equity awards were linked to the performance of AIG’s common stock. AIG granted equity awards to our employees primarily in the form of AIG restricted stock units (“RSUs”) but also granted AIG performance share units (“PSUs”) and AIG stock options to certain executives.

Corebridge | 2024 Form 10-K 241

ITEM 8 | Notes to Consolidated Financial Statements | 20. Share-Based Compensation Plans
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
On June 10, 2024, AIG Parent announced that it had met the requirements for the deconsolidation for accounting purposes of Corebridge. In conjunction with the deconsolidation all unvested AIG RSUs and PSUs held by our employees immediately vested under the terms of the AIG LTIP. Additionally, AIG stock options granted to our employees were converted to Corebridge stock options and retained the same vesting and expiration provisions of the original AIG stock options.
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
Corebridge’s LTIP provides for an annual award to certain employees, including our senior executive officers and other highly compensated employees, that may comprise a combination of one or more of the following units: RSUs or stock options. RSUs and stock options are earned based solely on continued service by the participant and vesting occurs in three equal installments on the first, second and third anniversaries of the grant date. Recipients must be employed at each vesting date to be entitled to share delivery, except upon the occurrence of an accelerated vesting event, such as an involuntary termination without cause, disability, retirement eligibility or death during the vesting period. However, for involuntarily terminated employees hired after April 1, 2022, unvested RSUs and stock options are forfeited on the termination date. Dividends on RSUs accrue in cash and vest over the three year service period.
The following table presents our total direct share-based compensation expense which is settled as part of our quarterly intercompany process. This table reflects both AIG equity awards and Corebridge RSUs:

Years Ended December 31,
(in millions)	2024	2023	2022
Share-based compensation expense - pre-tax(a)	$58	$60	$75
Share-based compensation expense - after tax(b)	$45	$48	$59
(a)    As a result of accelerated vesting events, such as retirement eligibility in the year of grant and involuntary terminations, we recognized $25 million, $24 million and $25 million in 2024, 2023, and 2022, respectively, prior to the end of the specified vesting periods. It is our policy to reverse compensation expense for forfeited awards when they occur.
(b)     The income tax expense (benefit), excluding foreign jurisdictions, was computed using the U.S. statutory tax rate of 21%.
The following table summarizes outstanding share-settled LTI awards:

As of or for the Year Ended December 31,	2024		2023		2022
	Number of Units	Weighted Average Grant Date Fair Value*	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested, beginning of year	4,153,530	$19.64	6,537,155	$21.00	—	$—
Granted	2,323,450	25.89	2,907,967	19.81	10,328,220	21.00
Vested	(3,683,321)	21.34	(4,725,911)	18.70	(3,674,973)	21.00
Forfeited	(202,329)	22.36	(565,681)	19.07	(116,092)	21.00
Unvested, end of year	2,591,330	$22.31	4,153,530	$19.64	6,537,155	$21.00
*    The fair value of RSUs granted was based on the average closing price of Corebridge common stock over the five trading days preceding the grant date.
At December 31, 2024, the total unrecognized compensation cost for outstanding RSUs was $36 million, the weighted-average period of years over which that cost is expected to be recognized is 1 year.

Corebridge | 2024 Form 10-K 242

ITEM 8 | Notes to Consolidated Financial Statements | 20. Share-Based Compensation Plans
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
The following weighted-average assumptions were used for stock options granted:

	2024	2023
Expected annual dividend yield (a)	3.55%	4.63%
Expected volatility (b)	23.64%	43.26%
Risk-free interest rate (c)	4.20%	4.03%
Expected term (d)	6.00 years	6.00 years
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
(d)    The contractual term is 10 years from the date of grant.
The following table provides a rollforward of stock option activity:

	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Values (in millions)
As of or for the Year Ended December 31, 2024
Outstanding, beginning of year	720,677	$20.12	9.12	1.27
Granted	1,267,910	25.64
Exercised	(87,813)	17.58
Forfeited	(222,237)	25.16
Outstanding, end of year	1,678,537	$23.66	8.74	10.52
Exercisable, end of year	1,049,314	$23.36	8.66	$6.90

As of or for the Year Ended December 31, 2023
Outstanding, beginning of year	—	$—	0.00	—
Granted	826,025	19.95
Exercised	—	—
Forfeited	(105,348)	20.30
Outstanding, end of year	720,677	$20.12	9.12	1.27
Exercisable, end of year	393,961	$20.30	9.08	$0.54
The weighted average grant date fair value of stock options granted during 2024 and 2023 was $5.46 and $5.93, respectively. As of December 31, 2024, we recognized $4 million of expense, while $2 million was unrecognized and is expected to be amortized up to 1 year.
Non-Employee Plan
Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested deferred stock units (“DSUs”) with delivery deferred until retirement from the Board. DSUs accrue dividend equivalents from the award grant date until the shares are delivered, and are paid in cash upon issuance. In 2024 and 2023 we granted to non-employee directors 29,557 and 71,356 DSUs, respectively, and recognized expense of $1 million and $1 million, respectively.

Corebridge | 2024 Form 10-K 243

ITEM 8 | Notes to Consolidated Financial Statements | 21. Employee Benefits

21. Employee Benefits
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
Following the IPO, we have ceased to be a participating affiliate in, and do not have any liability with respect to, the Pension Plans. Prior to the IPO, we accounted for the Pension Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Pension Plans. We recognized a liability only for any required contributions to the Pension Plans that were accrued and unpaid at the balance sheet date. The Company’s allocated share of AIG’s net pension credits recorded in the Consolidated Statements of Income (Loss) was $0 million, $0.3 million and $27 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
POSTRETIREMENT PLANS
Prior to August 22, 2022, AIG provided postemployment medical and life benefits for certain retired employees (the “Benefits”). Since August 22, 2022, the Benefits are provided by Corebridge Parent with certain limited exceptions. The Company’s postretirement benefit expense recorded in the Consolidated Statements of Income (Loss) was $(2) million, $1 million and $1 million for the years ended December 31, 2024, 2023 and 2022 respectively. The related projected benefit obligation recorded in the Consolidated Balance Sheets was $31 million and $33 million as of December 31, 2024 and 2023, respectively.
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
DEFINED CONTRIBUTION PLANS
Prior to August 22, 2022, employees participated in AIG’s qualified defined contribution plan that provided for contributions by employees, as well as an employer contribution. On August 22, 2022, participants’ accounts in the AIG plan were transferred to the Corebridge Financial Inc. Retirement Savings 401(k) Plan. The Company’s contributions relating to these plans were $70 million, $68 million and $76 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In addition, the Company sponsors defined contribution plans for certain non-U.S. employees which also provide for contributions by employees, as well as an employer contribution. The Company’s contributions relating to these plans were $2 million, $7 million and $8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Corebridge | 2024 Form 10-K 244

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

22. Income Taxes
RECENT TAX LAW CHANGES
The Inflation Reduction Act of 2022 (H.R. 5376), (the “Inflation Reduction Act”) includes a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period and a 1% stock buyback tax. On December 23, 2024, the U.S. Treasury and Internal Revenue Service (“IRS”) published technical corrections to the proposed regulations that would address the application of CAMT, which were published in September 2024. The technical corrections were open to public comment through January 16, 2025, and certain specifics of application of the CAMT remain subject to future guidance. Our estimated CAMT liability will continue to be refined based on future guidance.
BASIS OF PRESENTATION
Prior to the IPO, Corebridge Parent and certain U.S. subsidiaries were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. Following the IPO, AIG owned less than 80% interest in Corebridge, resulting in tax deconsolidation of Corebridge from the AIG Consolidated Tax Group. Under the tax law, AGC and its directly owned life insurance subsidiaries (the “AGC Group”) will not be permitted to join in the filing of a U.S. consolidated federal income tax return with our other subsidiaries (collectively, the “Non-Life Group”) for the five-year waiting period. Instead, the AGC Group is expected to file separately as members of the AGC Group consolidated U.S. federal income tax return during the five-year waiting period. Following the five-year waiting period, the AGC Group is expected to join the U.S. consolidated federal income tax return with the Non-Life Group for the 2028 tax year.
Under the U.S. tax rules, tax attribute carryforwards at the time of tax deconsolidation remain with the relevant Corebridge entities and will be available for utilization by the respective Corebridge U.S. federal tax filing groups following tax deconsolidation from AIG. Our tax attribute carryforwards will continue to be adjusted based on changes to prior year tax returns in which Corebridge entities were included as part of the AIG consolidated federal income tax return.
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
EFFECTIVE TAX RATE
The following table presents income (loss) before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2024	2023	2022
U.S.	$2,765	$972	$10,449
Foreign	38	(32)	42
Total	$2,803	$940	$10,491

Corebridge | 2024 Form 10-K 245

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss):

Years Ended December 31,
(in millions)	2024	2023	2022
U.S. and Foreign components of actual income tax expense:
U.S.:
Current	$(34)	$311	$868
Deferred	630	(400)	1,150
Foreign:
Current	(1)	(5)	10
Deferred	5	(2)	(16)
Total	$600	$(96)	$2,012
Our actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

Years Ended December 31,	2024			2023			2022
(dollars in millions)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)
U.S. federal income tax at statutory rate	$2,803	$589	21%	$940	$197	21%	$10,491	$2,203	21%
Adjustments:
Uncertain tax positions		(17)	(0.6)	—	—	—	—	2	—
Dispositions of subsidiaries		4	0.1	—	(99)	(10.5)	—	—	—
Reclassifications from accumulated other comprehensive income		(32)	(1.1)	—	(52)	(5.5)	—	(84)	(0.7)
Noncontrolling interest		6	0.2	—	14	1.5	—	(67)	(0.6)
Dividends received deduction		(48)	(1.7)	—	(59)	(6.3)	—	(36)	(0.3)
Tax deconsolidation and separation costs		—	—		—	—	—	(104)	(1.0)
State and local income taxes		20	0.7	—	12	1.3	—	24	0.2
Other		(5)	(0.2)	—	(3)	(0.4)	—	(29)	(0.3)
Adjustments to deferred tax assets		—	—	—	(40)	(4.3)	—	—	—
Adjustments to prior year tax returns		(10)	(0.4)	—	(67)	(7.1)	—	(48)	(0.5)
Share based compensation payments excess tax deduction		(4)	(0.1)	—	(10)	(1.1)	—	(6)	(0.1)
Valuation allowance		97	3.5	—	11	1.2	—	157	1.5
Consolidated total amounts	$2,803	$600	21.4%	$940	$(96)	(10.2)%	$10,491	$2,012	19.2%
For the year ended December 31, 2024, there was a tax expense on income from operations, resulting in an effective tax rate on income from operations of 21.4%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax charges of $95 million associated with the establishment of U.S. federal and state valuation allowance related to certain tax attribute carryforwards, and $20 million related to state and local income taxes. These tax charges were partially offset by tax benefits of $48 million dividends received deduction, $32 million of reclassifications from accumulated other comprehensive income to income from operations related to the disposal of available-for-sale securities, $17 million primarily associated with the release of reserves for uncertain tax positions related to audit activity by the IRS, and $10 million primarily associated with adjustments to prior year tax returns, including interest.
For the year ended December 31, 2023, there was a tax benefit on income from operations, resulting in an effective tax rate on income from operations of (10.2)%. The effective tax rate on income from operations differs from the statutory tax rate of 21.0% primarily due to tax benefits of $95 million of associated with the establishment of outside basis as a result of the held-for-sale designation of Laya and AIG Life, $67 million associated with tax adjustments related to prior year returns, $59 million dividends received deduction, $52 million reclassifications from accumulated other comprehensive income to income from operations related to the disposal of available-for-sale securities, and $40 million adjustments to deferred tax assets. These tax benefits were partially offset by tax charges of $14 million as a result of noncontrolling interest, $12 million related to state and local income taxes, and $11 million additional valuation allowance establishment.

Corebridge | 2024 Form 10-K 246

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

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
The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2024	2023
Deferred tax assets:
Losses and tax credit carryforwards	$877	$453
Basis differences on investments	2,944	3,446
Life policy reserves	658	1,532
Investments in foreign subsidiaries	15	49
Fixed assets and intangible assets	1,566	1,328
Other	416	406
Employee benefits	60	72
Unrealized losses related to available-for-sale debt securities	4,102	3,751
Market risk benefits	902	1,004
Total deferred tax assets	11,540	12,041
Deferred tax liabilities:
Fortitude Re funds withheld embedded derivative	(815)	(712)
Accruals not currently deductible, and other	(118)	(184)
Deferred policy acquisition costs	(1,553)	(1,546)
Total deferred tax liabilities	(2,486)	(2,442)
Net deferred tax assets before valuation allowance	9,054	9,599
Valuation allowance	(1,548)	(1,372)
Net deferred tax assets (liabilities)	$7,506	$8,227
As of December 31, 2024, on a U.S. GAAP basis, we have U.S. federal net operating loss carryforwards of realized capital loss carryforwards of $330 million, net operating loss carryforwards of $124 million, and CAMT credit carryforwards of $158 million. Net operating loss carryforwards of the Non-Life Group of $79 million have carryforward periods expiring after 2028. Our realized capital losses have carryforward period expiring after 2029. Our remaining tax attribute carryforwards have unlimited carryforward periods. A valuation allowance has been recorded on net operating loss carryforwards of the Non-Life Group and a portion of our realized capital loss carryforwards, as discussed below.
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
Recent events, including multiple changes in target interest rates by the Board of Governors of the Federal Reserve System and significant market volatility, impacted actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macroeconomic and Corebridge-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies.
Estimates of future taxable income, including income generated from prudent and feasible actions and tax planning strategies, impact of settlements with taxing authorities, and any changes to interpretations and assumptions related to the impact of the Inflation Reduction Act or the Tax Act, could change in the near term, perhaps materially, which may require us to consider any potential impact to our assessment of the recoverability of the deferred tax asset. Such potential impact could be material to our consolidated financial condition or results of operations for an individual reporting period. As discussed above, during the five-year waiting period following the IPO, the AGC Group will file separately from the Non-Life Group as members of the AGC consolidated U.S. federal income tax return. Each separate U.S. federal tax filing group or separate U.S. tax filer is required to consider this five-year waiting period when assessing realization of their respective deferred tax assets including net operating loss and tax credit carryforwards.

Corebridge | 2024 Form 10-K 247

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

During 2024, we recorded an increase in valuation allowance of $92 million related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized. As of December 31, 2024, the balance sheet reflects a valuation allowance of $255 million related to our tax attribute carryforwards and a portion of certain other deferred tax assets that are no longer more-likely-than-not to be realized.
Our separation from AIG resulted in an “ownership change” for U.S. federal income tax purposes under Section 382 of the Code. As a result of the ownership change, a limitation has been imposed upon the utilization of our U.S. net operating loss carryforwards and certain built-in losses and deductions to offset future taxable income. Our utilization is limited to approximately $648 million per year. These limitation amounts accumulate for future use to the extent they are not utilized in a given year during the five-year period following the ownership change. We consider the limitation when assessing realization of our deferred tax assets, and if we believe that deferred tax assets consisting of the pre-ownership change net operating losses and other built-in losses and deductions are no longer more-likely-than-not to be realized, a valuation allowance will be provided.
For the year ended December 31, 2024, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax capital gains and losses in the U.S. Life insurance companies’ available-for-sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of December 31, 2024, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized capital losses that are not more-likely-than-not to be realized. For the year ended December 31, 2024, we recorded an increase in valuation allowance of $153 million associated with the unrealized tax capital losses in the U.S. Life insurance companies’ available-for-sale securities portfolio. As of December 31, 2024, the balance sheet reflects a valuation allowance of $1.2 billion associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available-for-sale securities portfolio, all of which was allocated to OCI.
For the year ended December 31, 2024, we recognized a $5 million increase in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions.
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
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31,
(in millions)	2024	2023	2022
Gross unrecognized tax benefits, beginning of year	$20	$20	$18
Increases in tax positions for prior years	—	—	3
Decreases in tax positions for prior years	(17)	—	(1)
Increases in tax positions for current year	—	—	—
Settlements	—	—	—
Gross unrecognized tax benefits, end of year	$3	$20	$20
At December 31, 2024, 2023 and 2022, Corebridge subsidiaries had unrecognized tax benefits, excluding interest and penalties, which were $3 million, $20 million and $20 million, respectively, all of which would favorably affect the effective tax rate if recognized.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2024, 2023 and 2022 we had no accrued liabilities for the payment of interest and penalties. There was no interest activity related to unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

Corebridge | 2024 Form 10-K 248

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

December 31, 2024	Open Tax Years
Major Tax Jurisdiction
United States	2007-2023
United Kingdom	2022-2023

23. Related Parties
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
Separately, certain of our subsidiaries provide portfolio administration and investment planning, performance evaluation and oversight services to AIG Property Casualty International, LLC (“AIGPCI”), on a non-discretionary basis, with respect to the investment portfolios of various of AIGPCI’s non-U.S. subsidiaries. In some cases, these services are directly provided to AIGPCI’s non-US subsidiaries. We offer our Funds to AIGPCI’s non-U.S. subsidiaries. Our subsidiaries earn investment management and advisory fees under the IMAs and other service agreements, as well as management fees and carried interest distributions or similar performance-based compensation under the Funds’ operating agreements, the majority of which are based on, or calibrated to approximate, the costs of providing the services. With respect to a minority of the AIG client portfolios, which relate to assets backing risks that have been transferred to third parties, our subsidiaries earn market-based fees. Management and advisory fee income for these Investment Services and related services reflected in Other income on the Consolidated Statements of Income (Loss) were $17 million, $34 million and $95 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Corebridge | 2024 Form 10-K 249

ITEM 8 | Notes to Consolidated Financial Statements | 23. Related Parties
In addition, in the ordinary course of business, we enter into over-the-counter derivative transactions with AIGM under standard ISDA Master Agreements. We previously had certain unsecured derivative transactions with AIG. On May 4, 2023, these previously unsecured derivative transactions became fully collateralized.
The total expenses incurred for services provided by AIGM reflected in Net investment income - excluding Fortitude Re funds withheld assets on the Consolidated Statements of Income (Loss) were $0 million, $0 million and $15 million for the years ended December 31, 2024, 2023 and 2022, respectively. The derivative assets, net of gross assets and gross liabilities after collateral were $1 million and $13 million as of December 31, 2024 and December 31, 2023, respectively. The derivative liabilities, net of gross assets and gross liabilities after collateral were $0 million and $0 million as of December 31, 2024 and December 31, 2023, respectively. The collateral posted to AIGM was $0 million and $0 million as of December 31, 2024 and December 31, 2023, respectively. The collateral held by us was $21 million and $377 million as of December 31, 2024 and December 31, 2023, respectively.
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
Amounts due to AIG under these agreements were $6 million and $39 million as of December 31, 2024 and December 31, 2023, respectively. Amounts due from AIG were $2 million and $38 million as of December 31, 2024 and December 31, 2023, respectively. The total service expenses incurred specific to these agreements reflected in General operating expenses on the Consolidated Statements of Income (Loss) were $43 million, $161 million and $114 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Reinsurance assets related to these agreements were $0 million and $67 million as of December 31, 2024 and December 31, 2023. Amounts payable to AIRCO were $0 million and $13 million as of December 31, 2024 and December 31, 2023. Ceded premiums related to these agreements were $9 million, $37 million and $41 million for the years ended December 31, 2024, 2023 and 2022, respectively. Reinsurance assets and amounts payable related to these agreements were reclassified to Assets held-for-sale and Liabilities held-for-sale, respectively at December 31, 2023.
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

Corebridge | 2024 Form 10-K 250

ITEM 8 | Notes to Consolidated Financial Statements | 23. Related Parties
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
Prior to the IPO, Corebridge and SAFG Capital LLC were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. Payments to (refunds from) AIG in connection with the tax sharing agreements for the years ended December 31, 2024, 2023 and 2022 were $0 million, $(494) million and $1.0 billion, respectively. Amounts payable to AIG pursuant to the tax sharing agreements were $364 million and $371 million as of December 31, 2024 and December 31, 2023, respectively.
Employee Compensation and Benefits
Our employees participate in certain of AIG’s employee benefit programs. We had a payable of $1 million and $32 million as of December 31, 2024 and December 31, 2023, respectively, with respect to these programs. On September 14, 2022, we entered into an employee matters agreement with AIG (the “EMA”). The EMA allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters between us and AIG. The EMA generally provides that, unless otherwise specified, each party is responsible for liabilities associated with their current and former employees for purposes of compensation and benefit matters following the IPO.
Repurchase of Corebridge Common Stock
During 2024, we repurchased approximately 8.0 million shares of Corebridge Common Stock from AIG for an aggregate purchase price of approximately $200 million. During 2023, we repurchased approximately 17.2 million shares of Corebridge Common Stock from AIG for an aggregate purchase price of approximately $315 million.
Related Party Transactions with Blackstone Inc. (“Blackstone”)
Investment Expense
We entered into a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred were $243 million, $175 million and $147 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Repurchase of Corebridge Common Stock
During 2023, we repurchased approximately 1.9 million shares of Corebridge Common Stock from Blackstone for an aggregate purchase price of approximately $35 million.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by an affiliate, and in other instances, affiliates may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by affiliates was $23 million and $102 million as of December 31, 2024 and December 31, 2023, respectively. The interest expense incurred on the debt reflected in Interest expense on the Consolidated Statements of Income (Loss) were $1 million, $9 million and $33 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The noncontrolling interest included in the Consolidated Balance Sheets related to the VIEs held by affiliates was $400 million and $518 million as of December 31, 2024 and December 31, 2023, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by affiliates were $(6) million, $(3) million and $52 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In addition to transactions with VIEs, Corebridge has entered into other structured financing arrangements supporting real estate properties and other types of assets with other AIG affiliates. These financing arrangements are reported in Other invested assets in the Consolidated Balance Sheets. Certain of these and the VIE structures above also include commitments for funding from AIG affiliates of $0.6 billion and $0.6 billion at December 31, 2024 and December 31, 2023, respectively.
For additional information related to VIEs and other investments, see Notes 5 and 8.

Corebridge | 2024 Form 10-K 251

Schedules | Schedule I
Summary of Investments – Other than Investments in Related Parties

			Schedule I
December 31, 2024			Amount at which shown in the Balance Sheet
(in millions)	Cost(a)	Fair Value
Fixed maturities:
U.S. government and government sponsored entities	$1,886	$1,556	$1,556
Obligations of states, municipalities and political subdivisions	5,513	4,695	4,695
Non-U.S. governments	4,761	3,931	3,931
Public utilities	20,782	17,467	17,467
All other corporate debt securities	105,288	91,947	91,947
Mortgage-backed, asset-backed and collateralized	58,090	56,506	56,506
Total fixed maturity securities	196,320	176,102	176,102
Equity securities and mutual funds:
Common stock:
Public utilities	—	—	—
Banks, trust and insurance companies	—	—	—
Industrial, miscellaneous and all other	2	2	2
Total common stock	2	2	2
Preferred stock	46	46	46
Mutual funds	8	8	8
Total equity securities and mutual funds	56	56	56
Mortgage and other loans receivable, net of allowance
Commercial mortgages	35,795	32,813	35,795
Residential mortgages	12,735	11,768	12,735
Life insurance policy loans	1,726	1,727	1,726
Commercial loans, other loans and notes receivable	3,283	3,273	3,283
Total mortgage and other loans receivable	53,539	49,581	53,539
Allowance for credit losses	(771)	—	(771)
Total mortgage and other loans receivable, net of allowance	52,768	49,581	52,768
Other invested assets	10,379	9,851	9,851
Short-term investments, at cost (approximates fair value)	4,981	4,981	4,981
Derivative assets(b)	192	192	192
Total investments	$264,696	$240,763	$243,950
(a)Original cost of fixed maturities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.
(b)Excludes $110 million of derivative liabilities.

Corebridge | 2024 Form 10-K 252

Schedules | Schedule II

Condensed Financial Information of Registrant
Balance Sheets - Parent Company Only

	Schedule II
December 31,
(in millions, except per common share data)	2024	2023
Assets:
Short-term investments	$2,224	$1,594
Other investments	197	197
Total investments	2,421	1,791
Cash	—	—
Due from affiliates*	33	114
Current tax receivable	28	26
Deferred income taxes	140	323
Investment in consolidated subsidiaries*	19,373	19,170
Other assets	204	162
Total assets	$22,199	$21,586
Liabilities:
Due to affiliate*	$503	$461
Current tax payable	12	198
Short-term and long-term debt	10,027	8,941
Other liabilities	195	220
Total liabilities	10,737	9,820
Corebridge Shareholders’ equity:
Common stock	7	6
Treasury stock	(2,282)	(503)
Additional paid-in capital	8,161	8,149
Retained earnings	19,257	17,572
Accumulated other comprehensive income	(13,681)	(13,458)
Total Corebridge Shareholders’ equity	11,462	11,766
Total liabilities and equity	$22,199	$21,586
*    Eliminated for the consolidated Corebridge financial statements.
See accompanying Notes to Condensed Financial Information of Registrant.

Corebridge | 2024 Form 10-K 253

Schedules | Schedule II

Condensed Financial Information of Registrant (Continued)
Statements of Income (Loss) and Comprehensive Income (Loss) - Parent Company Only

		Schedule II
Years Ended December 31,
(in millions)	2024	2023	2022
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries*	$530	$(743)	$6,897
Dividend income from consolidated subsidiaries*	2,160	2,017	1,781
Interest income	76	67	79
Net realized gains (losses)	18	(3)	4
Total revenues	2,784	1,338	8,761
Expenses:
Interest expense	409	398	266
Net (gain) loss on sale of divested businesses	(245)	(620)	—
Other expenses	385	507	507
Total expenses	549	285	773
Income from continuing operations before income tax expense (benefit)	2,235	1,053	7,988
Income tax expense (benefit)	5	(51)	(171)
Net income attributable to Corebridge Parent	2,230	1,104	8,159
Other comprehensive income (loss)	(185)	3,405	(25,096)
Total comprehensive income (loss) attributable to Corebridge Parent	$2,045	$4,509	$(16,937)
*    Eliminated for the consolidated Corebridge financial statements.
See accompanying Notes to Condensed Financial Information of Registrant.

Corebridge | 2024 Form 10-K 254

Schedules | Schedule II

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows - Parent Company Only

		Schedule II
Years Ended December 31,
(in millions)	2024	2023	2022
Net cash provided by (used in) operating activities	$1,548	$1,532	$1,149
Cash flows from investing activities:
Contributions to subsidiaries	(200)	—	—
Sales or distributions of:
Available-for-sale securities	—	—	1
Acquisition of businesses, net of cash and restricted cash acquired	—	—	(107)
Sales of divested businesses	577	752	—
Net change in short-term investments	(630)	(95)	(1,034)
Net change in derivative assets and liabilities	—	(3)	223
Net cash provided by (used in) investing activities	(253)	654	(917)
Cash flows from financing activities:
Dividends paid on common stock	(544)	(1,722)	(876)
Issuance of long-term debt	1,329	1,240	7,451
Issuance of short-term debt	30	—	1,500
Repayments of short-term debt	(280)	(1,250)	(8,300)
Issuances of common stock	1	—	—
Repurchase of common stock	(1,792)	(498)	—
Other financing	(39)	35	—
Net cash used in financing activities	(1,295)	(2,195)	(225)
Net increase (decrease) in cash and restricted cash	—	(9)	7
Cash and restricted cash at beginning of year	—	9	2
Cash and restricted cash at end of year	$—	$—	$9

Supplementary disclosure of cash flow information:
	Years ended December 31,
(in millions)	2024	2023	2022
Cash	$—	$—	$9
Total cash and restricted cash shown in Statements of Cash Flows –
Corebridge Parent Company Only	$—	$—	$9
Cash (paid) received during the period for:
Taxes:
Income tax	$(32)	$259	$116
See accompanying Notes to Condensed Financial Information of Registrant.

Corebridge | 2024 Form 10-K 255

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
The following table lists our total debt outstanding at December 31, 2024 and December 31, 2023. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2024, including fixed and variable rates:

(in millions)	Range of Interest Rate(s)	Maturity Date(s)	December 31, 2024	December 31, 2023
Short-term debt issued or borrowed by Corebridge:
Three-Year DDTL Facility	6.46%	2024	—	250
Current portion of long-term debt:
Senior unsecured notes	3.50%	2025	$1,000	$—
Total short-term debt			1,000	250
Long-term debt issued by Corebridge:
Senior unsecured notes*	3.65% - 6.05%	2027 - 2052	$6,750	$7,750
Hybrid junior subordinated notes	6.375% - 6.875%	2052 - 2064	2,350	1,000
Total long-term debt			9,100	8,750
Debt issuance costs			(73)	(59)
Total short-term and long-term debt, net of debt issuance costs			$10,027	$8,941
*    Interest rates reflect contractual amounts and do not reflect the effective borrowing rate after giving effect to the cash flow hedges.
SENIOR UNSECURED NOTES AND DELAYED DRAW TERM LOAN
For further details regarding the Senior unsecured notes and Three-Year DDTL Facility, see Note 15 to the Consolidated Financial Statements.
HYBRID JUNIOR SUBORDINATED NOTES
For further details regarding the Hybrid junior subordinated notes, see Note 15 to the Consolidated Financial Statements.
AFFILIATED NOTE
In November 2021, Corebridge Parent issued an $8.3 billion senior promissory note AIG. We used the net proceeds from the senior unsecured notes, the net proceeds from the hybrid junior subordinated notes and a portion of the borrowing of the Three-Year DDTL Facility, discussed in Note 15 to the Consolidated Financial Statements, to repay the principal balance and accrued interest of this note to AIG. The interest rate per annum was equal to LIBOR plus 100 basis points and accrued semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2022.
On January 10, 2024, Corebridge Parent entered into an intercompany 5.84% $30 million loan with CRBGLH due January 16, 2024. The loan was repaid in full on January 16, 2024.
INTERCOMPANY LENDING FACILITIES
Corebridge Parent has entered into two revolving loan facilities where our participating subsidiaries can, on a several basis, borrow monies from Corebridge Parent subject to the terms and conditions stated therein. Principal amounts borrowed under each of these facilities could be repaid and re-borrowed, in whole or in part, from time to time, without penalty. As of December 31, 2024, there were no amounts owed under these facilities.

Corebridge | 2024 Form 10-K 256

Schedules | Schedule II

REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into the Revolving Credit Agreement (the “Credit Agreement”).
For further details regarding the Revolving credit agreement, see Note 15 to the Consolidated Financial Statements.
LETTERS OF CREDIT
As of December 31, 2024, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $226 million.
For further details regarding the letters of credits, see Note 15 to the Consolidated Financial Statements.

3. Guarantees
Corebridge Parent is the guarantor of a promissory note between AGL and SAFG Capital LLC to fund warehousing the origination of group real estate (“GRE”) transactions.
Corebridge Parent is the guarantor of promissory notes issued by CRBGLH to AGL.
Corebridge Parent entered into a general guarantee in favor of each holder of any monetary obligation or liability of Corebridge Markets, LLC, which transacts in various capital markets instruments.
Corebridge Parent entered into a Capital and Liquidity Support Agreement with VALIC Trust Company Inc. for regulatory reasons.
For further details regarding guarantees, see Note 16 to the Consolidated Financial Statements.

4. Contributions
During the year ended December 31, 2024, Corebridge Parent made a capital contribution of $200 million to CRBGLH.

Corebridge | 2024 Form 10-K 257

Schedules | Schedule III
Supplementary Insurance Information

At December 31, 2024 and 2023				Schedule III
Segment (in millions)	Deferred Policy Acquisition Costs and Value of Business Acquired *	Future Policy Benefits *	Policy and Contract Claims	Unearned Premiums
2024
Individual Retirement	$5,011	$1,419	$30	$—
Group Retirement	1,049	213	1	—
Life Insurance	4,138	13,170	799	5
Institutional Markets	95	21,074	51	—
Corporate and Other	—	20,396	112	5
Total Corebridge	$10,293	$56,272	$993	$10
2023
Individual Retirement	$4,779	$1,470	$34	$—
Group Retirement	1,056	227	1	—
Life Insurance	4,106	13,400	789	6
Institutional Markets	70	20,025	39	—
Corporate and Other	—	21,986	115	5
Total Corebridge	$10,011	$57,108	$978	$11
*    Excludes balances that have been reclassified to held-for-sale.

For the years ended December 31, 2024, 2023 and 2022
Segment (in millions)	Premiums and Policy Fees	Net Investment Income	Other Income(a)	Benefits(b)	Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired	Other Operating Expenses
2024
Individual Retirement	$934	$5,625	$455	$3,051	$618	$1,028
Group Retirement	454	1,866	343	1,223	85	693
Life Insurance	2,948	1,299	82	3,010	344	552
Institutional Markets	3,091	2,074	8	4,588	13	102
Corporate and Other	74	1,364	47	—	—	589
Total Corebridge	$7,501	$12,228	$935	$11,872	$1,060	$2,964
2023
Individual Retirement	$921	$4,884	$426	$2,535	$572	$929
Group Retirement	426	1,965	309	1,224	82	716
Life Insurance	3,264	1,251	93	3,171	379	753
Institutional Markets	5,799	1,546	2	6,862	9	109
Corporate and Other	78	1,432	54	(3)	—	702
Total Corebridge	$10,488	$11,078	$884	$13,789	$1,042	$3,209
2022
Individual Retirement	$976	$3,872	$463	$2,222	$523	$936
Group Retirement	435	1,976	312	1,186	80	705
Life Insurance	3,427	1,386	126	3,338	410	740
Institutional Markets	3,085	1,017	3	3,706	7	96
Corporate and Other	82	1,325	121	—	—	680
Total Corebridge	$8,005	$9,576	$1,025	$10,452	$1,020	$3,157
(a) Other income represents advisory fee income and other income balances.
(b) Benefits represents policyholder benefits and interest credited to policyholder account balances.

Corebridge | 2024 Form 10-K 258

Schedules | Schedule IV

Reinsurance
At December 31, 2024, 2023 and 2022 and for the years then ended

					Schedule IV
(in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net
2024
Life insurance in force	$1,064,770	$117,100	$164	$947,834	—%
Premiums Earned:
Life Insurance and Annuities	$3,998	767	1,320	4,551	29.0%
Accident and Health	77	28	—	49	—
Total	$4,075	$795	$1,320	$4,600	28.7%
2023
Life insurance in force	$1,308,474	$363,471	$173	$945,176	—
Premiums Earned:
Life Insurance and Annuities	$4,623	1,096	4,111	7,638	53.8%
Accident and Health	83	30	—	53	—
Total	$4,706	$1,126	$4,111	$7,691	53.5%
2022
Life insurance in force	$1,280,831	$346,879	$188	$934,140	—
Premiums Earned:
Life Insurance and Annuities	$4,651	934	1,318	5,035	26.2%
Accident and Health	88	32	—	56	—
Total	$4,739	$966	$1,318	$5,091	25.9%

Corebridge | 2024 Form 10-K 259

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Corebridge management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Corebridge management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B | Other Information
None.
ITEM 9C | Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Corebridge | 2024 Form 10-K 260

ITEM 10 | Directors, Executive Officers and Corporate Governance
Part III

ITEM 10 | Directors, Executive Officers and Corporate Governance
For information about our executive officers, see “Business — Information about our Executive Officers.”
Other information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K but not included herein is incorporated by reference from the definitive proxy statement for Corebridge’s 2025 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.
ITEM 11 | Executive Compensation
See Item 10 herein.
ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See Item 10 herein.
ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
See Item 10 herein.
ITEM 14. | Principal Accounting Fees and Services
See Item 10 herein.

Corebridge | 2024 Form 10-K 261

ITEM 15 | Exhibits, Financial Statement Schedules

Part IV

ITEM 15. | Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

			Page
1.	ITEM 8.	Financial Statements and Supplementary Data	147
2.		Financial Statement Schedules:	262
	SCHEDULE I	Summary of Investments – Other than Investments in Related Parties at December 31, 2024	252
	SCHEDULE II	Condensed Financial Information of Registrant at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022	253
	SCHEDULE III	Supplementary Insurance Information at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022	258
	SCHEDULE IV	Reinsurance at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022	259
3.	EXHIBITS	Exhibit Index	263
ITEM 16. | Form 10-K Summary
None.

Corebridge | 2024 Form 10-K 262

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

4.1	Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898)..
4.2	First Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2025 Notes, incorporated by reference to Exhibit 4.3 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.3	Second Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2027 Notes, incorporated by reference to Exhibit 4.4 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.4	Third Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2029 Notes, incorporated by reference to Exhibit 4.5 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.5	Fourth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2032 Notes, incorporated by reference to Exhibit 4.6 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.6	Fifth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2042 Notes, incorporated by reference to Exhibit 4.7 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.7	Sixth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2052 Notes, incorporated by reference to Exhibit 4.8 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
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
4.12
Second Supplemental Indenture, dated September 12, 2024, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Current Report on Form 8-K, filed on September 12, 2024.

4.13
Third Supplemental Indenture, dated November 22, 2024, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Current Report on Form 8-K, filed on November 22, 2024.

4.14	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
Stockholders’ Agreement, dated as of November 2, 2021, among Corebridge Financial, Inc., American International Group, Inc. and Argon Holdco LLC (a wholly owned subsidiary of Blackstone Inc.), incorporated by reference to Exhibit 10.1 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).

10.2
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

Corebridge | 2024 Form 10-K 263

Exhibit Index

Exhibit Number	Description
10.6
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

10.8
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

10.10
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

Corebridge | 2024 Form 10-K 264

Exhibit Index

Exhibit Number	Description
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

10.46†	Offer Letter, dated as of October 28, 2021, between American International Group, Inc., and Elias Habayeb, incorporated by reference to Exhibit 10.42 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.47†
Offer Letter, dated as of June 19, 2023, between Corebridge Financial, Inc. and Chris Smith, incorporated by reference to Exhibit 10.1 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q filed August 4, 2023.

Corebridge | 2024 Form 10-K 265

Exhibit Index

Exhibit Number	Description
10.48†
Corebridge Financial, Inc. 2022 Omnibus Incentive Plan, as amended and restated on February 16, 2023, incorporated by reference to Exhibit 10.58 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q, filed May 11, 2023.

10.49†
Corebridge Financial, Inc. Long Term Incentive Plan, as amended and restated on November 15, 2023 incorporated by reference to Exhibit 10.51 to Corebridge Financial, Inc.’s Annual Report on Form 10-K filed on February 24, 2023.

10.50†
Corebridge Financial, Inc. Short Term Incentive Plan, effective as of February 21, 2023, incorporated by reference to Exhibit 10.59 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2023.

10.51†	Form of Corebridge Financial, Inc. 2022 Omnibus Incentive Plan, Deferred Stock Units Award Agreement, incorporated by reference to Exhibit 10.45 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.52†	Form of Corebridge Financial, Inc. Long Term Incentive Plan, Long Term Incentive Award Agreement, incorporated by reference to Exhibit 10.46 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.53
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

10.54
Sale, Transfer and Assignment Agreement among American General Life Insurance Company or The United States Life Insurance Company in the City of New York, as applicable and certain subsidiaries of American International Group, Inc. dated December 23, 2022 incorporated by reference to Exhibit 10.56 to Corebridge Financial, Inc’s Annual Report on Form 10-K filed on February 27, 2023.

10.55	Form of Corebridge Financial, Inc. Long Term Incentive Plan, Long Term Incentive Award Agreement, incorporated by reference to exhibit 10.3 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2024.
10.56	Amendment and Waiver of Consent and Voting Rights, dated March 11, 2024, by and among Corebridge Financial, Inc., American International Group, Inc., and certain affiliates of Argon Holdco LLC and Blackstone, Inc., incorporated by reference to exhibit 10.2 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2024.
10.57	Stock Purchase Agreement, dated as of May 16, 2024, by and among American International Group, Inc., Corebridge Financial, Inc. and Nippon Life Insurance Company, incorporated by reference to Exhibit 10.1 to Corebridge Financial Inc.’s Current Report on Form 8-K, filed on May 16, 2024.
10.58	Amendment, dated as of May 16, 2024, by and between American International Group, Inc. and Corebridge Financial, Inc. to the Separation Agreement between American International Group, Inc. and Corebridge Financial, Inc., dated as of September 14, 2022, incorporated by reference to Exhibit 10.2 to Corebridge Financial Inc.’s Current Report on Form 8-K, filed on May 16, 2024.
10.59	Irrevocable Waiver, dated as of June 9, 2024, by American International Group, Inc. under the Separation Agreement between American International Group, Inc. and Corebridge Financial, Inc., dated as of September 14, 2022, and amended as of May 16, 2024, incorporated by reference to exhibit 10.3 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q filed on August 1, 2024.
10.60	Share Repurchase Agreement, dated as of August 5, 2024, between Corebridge Financial, Inc. and American International Group, Inc., incorporated by reference to Exhibit 10.1 to Corebridge Financial Inc.’s Current Report on Form 8-K, filed on August 6, 2024.
10.61	Stockholder’s Agreement, dated as of December 9, 2024, by and between Corebridge Financial, Inc. and Nippon Life Insurance Company, incorporated by reference to Exhibit 10.1 to Corebridge Financial Inc.’s Current Report on Form 8-K, filed on December 10, 2024.
10.62	Registration Rights Agreement, dated as of December 9, 2024, by and among Corebridge Financial, Inc., American International Group, Inc. and Nippon Life Insurance Company, incorporated by reference to Exhibit 10.2 to Corebridge Financial Inc.’s Current Report on Form 8-K, filed on December 10, 2024.
19.1*	Corebridge Insider Trading Policy.
21.1*	Subsidiaries of Corebridge Financial, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Corebridge Financial, Inc. Accounting Restatement Clawback Policy adopted December 1, 2023.
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income (Loss) for the years ended December 31, 2024 and 2023, (iii) the Consolidated Statements of Equity for the years ended December 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, (v) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023, and (vi) the Notes to the Consolidated Financial Statements

Corebridge | 2024 Form 10-K 266

Exhibit Index

Exhibit Number	Description
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101).
*	Filed herewith.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, as amended.
†	Identifies each management contract or compensatory plan or arrangement.

Corebridge | 2024 Form 10-K 267

Signatures

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th of February, 2025.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th of February, 2025.

Corebridge | 2024 Form 10-K 268

Signatures

Signature	Title

/s/ KEVIN HOGAN	Chief Executive Officer and Director (Principal Executive Officer)
Kevin Hogan

/s/ ELIAS HABAYEB	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Elias Habayeb

/s/ CHRISTOPHER FILIAGGI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Christopher Filiaggi

/s/ ALAN COLBERG	Chairman of the Board
Alan Colberg

/s/ CHRISTINA BANTHIN	Director
Christina Banthin

/s/ EDWARD BOUSA	Director
Edward Bousa

/s/ ADAM BURK	Director
Adam Burk

/s/ GILLES DELLAERT	Director
Gilles Dellaert

/s/ ROSE MARIE GLAZER	Director
Rose Marie Glazer

/s/ KEITH GUBBAY	Director
Keith Gubbay

/s/ MINORU KIMURA	Director
Minoru Kimura

/s/ DEBORAH LEONE	Director
Deborah Leone

/s/ CHRISTOPHER LYNCH	Director
Christopher Lynch

/s/ COLIN J. PARRIS	Director
Colin J. Parris

/s/ AMY SCHIOLDAGER	Director
Amy Schioldager

Corebridge | 2024 Form 10-K 269