Form 10-Q
period 2025-03-31
Corebridge Financial, Inc.
filed 2025-05-06
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, there were 550,265,579 shares outstanding of the registrant’s common stock.

COREBRIDGE FINANCIAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

FORM 10-Q

Corebridge | First Quarter 2025 Form 10-Q 1

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition, liquidity and cash flows, and the development of the markets in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•changes in interest rates and changes to credit spreads;
•the deterioration of economic conditions, including an increase in the likelihood of an economic slowdown or recession, changes in market conditions, trade disputes with other countries, including the effect of sanctions and trade restrictions, such as tariffs and trade barriers imposed by the U.S. government and any countermeasures by other governments in response to such tariffs, weakening in capital markets in the U.S and globally, volatility in equity markets, inflationary pressures, the rise of pressures on the commercial real estate market, and geopolitical tensions, including the ongoing armed conflicts between Ukraine and Russia and in the Middle East;
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

Corebridge | First Quarter 2025 Form 10-Q 2

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
•our relationships with AIG, Nippon and Blackstone and conflicts of interests arising due to such relationships;
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
Other risks, uncertainties and factors, including those discussed in “Risk Factors” in the 2024 Form 10-K could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in “Risk Factors” in the 2024 Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
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

Corebridge | First Quarter 2025 Form 10-Q 3

Part I – Financial Information

Item 1. | Financial Statements

Corebridge Financial, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	March 31, 2025	December 31, 2024
Assets:
Investments:
Fixed maturity securities:
Bonds available-for-sale, at fair value, net of allowance for credit losses of $114 in 2025 and $119 in 2024 (amortized cost: 2025 - $192,527; 2024 - $191,058)*	$174,352	$170,840
Other bond securities, at fair value (See Note 5)*	5,342	5,262
Equity securities, at fair value (See Note 5)*	947	56
Mortgage and other loans receivable, net of allowance for credit losses of $792 in 2025 and $771 in 2024*	53,332	52,768
Other invested assets (portion measured at fair value: 2025 - $7,894; 2024 - $7,791)*	9,959	9,851
Short-term investments, including restricted cash of $4 in 2025 and $4 in 2024 (portion measured at fair value: 2025 - $2,389; 2024 - $1,439)*	6,232	4,981
Total investments	250,164	243,758
Cash*	393	806
Accrued investment income*	2,201	2,169
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2025 and $1 in 2024	668	713
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $— in 2025 and $— in 2024	24,646	24,933
Reinsurance assets - other, net of allowance for credit losses and disputes of $10 in 2025 and $12 in 2024	1,650	1,560
Deferred income taxes	7,614	7,903
Deferred policy acquisition costs and value of business acquired	10,328	10,293
Market risk benefit assets, at fair value	1,151	1,332
Other assets, including restricted cash of $2 in 2025 and $14 in 2024 (portion measured at fair value: 2025 - $382; 2024 - $193)*	2,137	1,844
Separate account assets, at fair value	89,070	93,888
Assets held-for-sale	—	198
Total assets	$390,022	$389,397
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$57,086	$56,272
Policyholder contract deposits (portion measured at fair value: 2025 - $9,471; 2024 - $9,535)	176,312	173,695
Market risk benefit liabilities, at fair value	6,339	5,616
Other policyholder funds	2,889	2,873
Fortitude Re funds withheld payable (portion measured at fair value: 2025 - $2,853; 2024 - $2,223)	24,072	24,291
Other liabilities (portion measured at fair value: 2025 - $106; 2024 - $110)*	9,103	8,044
Short-term and long-term debt, of which $1,101 is short-term debt in 2025 and $1,101 in 2024	10,454	10,454
Debt of consolidated investment entities*	1,861	1,938
Separate account liabilities	89,070	93,888
Total liabilities	$377,186	$377,071
Contingencies, commitments and guarantees (See Note 16)
Corebridge Shareholders' equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2025 - 650,189,849 and 2024 - 650,189,849	$7	$7
Treasury stock, at cost; 2025 - 97,086,302 shares and 2024 - 88,704,816 shares	(2,568)	(2,282)
Additional paid-in capital	8,129	8,161
Retained earnings	18,461	19,257
Accumulated other comprehensive loss	(12,049)	(13,681)
Total Corebridge Shareholders' equity	11,980	11,462
Non-redeemable noncontrolling interests	856	864
Total equity	$12,836	$12,326
Total liabilities and equity	$390,022	$389,397
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | First Quarter 2025 Form 10-Q 4

Corebridge Financial, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2025	2024
Revenues:
Premiums	$889	$2,295
Policy fees	720	714
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,858	2,592
Net investment income - Fortitude Re funds withheld assets	331	332
Total net investment income	3,189	2,924
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(822)	(178)
Net realized gains (losses) on Fortitude Re funds withheld assets	4	(164)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(596)	22
Total net realized losses	(1,414)	(320)
Advisory fee income	125	124
Other income	81	99
Total revenues	3,590	5,836
Benefits and expenses:
Policyholder benefits (includes remeasurement losses of $146 and $100 for the three months ended March 31, 2025 and 2024, respectively)	1,457	2,807
Change in the fair value of market risk benefits, net	385	(369)
Interest credited to policyholder account balances	1,417	1,199
Amortization of deferred policy acquisition costs and value of business acquired	275	267
Non-deferrable insurance commissions	156	143
Advisory fee expenses	70	68
General operating expenses	544	572
Interest expense	148	138
Net (gain) loss on divestitures	—	(5)
Total benefits and expenses	4,452	4,820
Income (loss) before income tax expense (benefit)	(862)	1,016
Income tax expense (benefit)	(205)	189
Net income (loss)	(657)	827
Less:
Net income (loss) attributable to noncontrolling interests	7	(51)
Net income (loss) attributable to Corebridge	$(664)	$878

Income (loss) per common share attributable to Corebridge common shareholders:
Common stock - basic	$(1.19)	$1.41
Common stock - diluted	$(1.19)	$1.41

Weighted average shares outstanding:
Common stock - basic	558.0	624.0
Common stock - diluted	558.0	624.9

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | First Quarter 2025 Form 10-Q 5

Corebridge Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Net income (loss)	$(657)	$827
Other comprehensive income (loss), net of tax
Change in unrealized appreciation of fixed maturity securities on which allowance for credit losses was taken	13	35
Change in unrealized appreciation (depreciation) of all other investments	1,484	(1,176)
Change in fair value of market risk benefits attributable to changes in our own credit risk	(47)	(23)
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	40	543
Change in cash flow hedges	137	(20)
Change in foreign currency translation adjustments	5	(3)
Other comprehensive income (loss)	1,632	(644)
Comprehensive income	975	183
Less:
Comprehensive income (loss) attributable to noncontrolling interests	7	(52)
Comprehensive income attributable to Corebridge	$968	$235
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | First Quarter 2025 Form 10-Q 6

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended March 31, 2025
Balance, beginning of year	$7	$(2,282)	$8,161	$19,257	$(13,681)	$11,462	$864	$12,326
Common stock issued under stock plans	—	40	(40)	—	—	—	—	—
Purchase of common stock	—	(326)	—	—	—	(326)	—	(326)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	(664)	—	(664)	7	(657)
Dividends on common stock	—	—	—	(133)	—	(133)	—	(133)
Other comprehensive income, net of tax	—	—	—	—	1,632	1,632	—	1,632
Contributions from noncontrolling interests	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Other	—	—	8	1	—	9	(3)	6
Balance, end of period	$7	$(2,568)	$8,129	$18,461	$(12,049)	$11,980	$856	$12,836

Three Months Ended March 31, 2024
Balance, beginning of year	$6	$(503)	$8,149	$17,572	$(13,458)	$11,766	$869	$12,635
Common stock issued under stock plans	1	27	(27)	—	—	1	—	1
Purchase of common stock	—	(241)	—	—	—	(241)	—	(241)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	878	—	878	(51)	827
Dividends on common stock	—	—	—	(143)	—	(143)	—	(143)
Other comprehensive loss, net of tax	—	—	—	—	(643)	(643)	(1)	(644)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	1	1
Contributions from noncontrolling interests	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	(29)	(29)
Other	—	—	(7)	3	(38)	(42)	—	(42)
Balance, end of period	$7	$(717)	$8,115	$18,310	$(14,139)	$11,576	$810	$12,386
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | First Quarter 2025 Form 10-Q 7

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(657)	$827
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses (gains) on sales of securities available-for-sale and other assets	145	370
Net (gain) loss on divestitures	—	(5)
Unrealized (gains) losses in earnings - net	167	557
Change in the fair value of market risk benefits in earnings, net	768	(892)
Equity in income from equity method investments, net of dividends or distributions	4	30
Depreciation and other amortization	89	64
Impairments of assets	20	26
Changes in operating assets and liabilities:
Insurance liabilities	247	354
Premiums and other receivables and payables - net	192	(154)
Funds held relating to Fortitude Re Reinsurance contracts	(219)	(489)
Reinsurance assets and funds held under reinsurance treaties	486	227
Capitalization of deferred policy acquisition costs	(310)	(340)
Current and deferred income taxes - net	(217)	187
Other, net	(340)	(164)
Total adjustments	1,032	(229)
Net cash provided by operating activities	375	598
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available-for-sale securities	3,058	2,734
Other securities	520	135
Other invested assets	512	324
Maturities of fixed maturity securities available-for-sale	4,042	2,820
Principal payments received on mortgage and other loans receivable	1,677	961
Purchases of:
Available-for-sale securities	(8,032)	(7,298)
Other securities	(1,431)	(177)
Other invested assets	(286)	(194)
Mortgage and other loans receivable	(1,977)	(2,111)
Net change in short-term investments	(1,070)	162
Net change in derivative assets and liabilities	(815)	45
Other, net	(71)	(46)
Net cash used in investing activities	(3,873)	(2,645)
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	9,145	8,504
Policyholder contract withdrawals	(6,235)	(7,150)
Issuance of debt of consolidated investment entities	8	57
Maturities and repayments of debt of consolidated investment entities	(75)	(122)
Dividends paid on common stock	(133)	(143)
Distributions to noncontrolling interests	(20)	(29)
Contributions from noncontrolling interests	8	21
Net change in securities lending and repurchase agreements	542	1,125
Issuance of common stock	—	1
Repurchase of common stock	(321)	(243)
Other, net	155	(177)
Net cash provided by (used in) financing activities	3,074	1,844
Effect of exchange rate changes on cash and restricted cash	(1)	1
Net increase (decrease) in cash and restricted cash	(425)	(202)
Cash and restricted cash at beginning of year	824	628
Change in cash of businesses held for sale	—	—
Cash and restricted cash at end of period	$399	$426
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | First Quarter 2025 Form 10-Q 8

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Consolidated Cash Flow Information
	Three Months Ended March 31,
(in millions)	2025	2024
Cash	$393	$410
Restricted cash included in short-term investments	4	3
Restricted cash included in other assets	2	13
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$399	$426

Cash (received) paid during the period for:
Interest	$111	$61
Taxes	$11	$2
Non-cash investing activities:
Fixed maturity securities, designated available-for-sale, received in connection with pension risk transfer transactions	$—	$(1,316)
Fixed maturity securities, designated fair value option, received in connection with reinsurance transactions	$—	$(14)
Fixed maturity securities, designated available-for-sale, transferred in connection with reinsurance transactions	$—	$119
Fixed maturity securities, designated fair value option, transferred in connection with reinsurance transactions	$—	$11
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,513	$1,146
Fee income debited to policyholder contract deposits included in financing activities	$(733)	$(529)
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | First Quarter 2025 Form 10-Q 9

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
On September 19, 2022, we completed an initial public offering (the “IPO”) in which AIG Parent sold 80.0 million shares of Corebridge Parent common stock to the public. Since our IPO, AIG Parent has sold portions of its interest in Corebridge through secondary public offerings and other transactions. As of March 31, 2025, AIG Parent owned approximately 23.0% of the outstanding Corebridge Parent common stock.
On December 9, 2024 (the “Closing Date”), Nippon Life Insurance Company, a mutual company organized under the laws of Japan (“Nippon”), in accordance with that stock purchase agreement (the “Purchase Agreement”), dated as of May 16, 2024, completed its purchase of approximately 122 million shares of Corebridge Parent common stock, beneficially owned by AIG Parent, representing 21.6% of the issued and outstanding Corebridge Parent common stock at signing (the “Nippon Transaction”). As of March 31, 2025, Nippon owned approximately 22.0% of the outstanding Corebridge Parent common stock.
BASIS OF PRESENTATION
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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) and reflect all normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary in the opinion of management for a fair statement of our financial position, results of operations and cash flows for the periods presented.
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
•valuation of embedded derivative liabilities for fixed index annuity, registered index-linked annuity and index universal life products;
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

Corebridge | First Quarter 2025 Form 10-Q 10

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
We report our results of operations as five reportable segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities, registered index-linked annuities and variable annuities.
•Group Retirement – consists of recordkeeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and limited non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – consists of term and universal life insurance products in the United States. The International Life business issued individual and group life insurance in the United Kingdom. On April 8, 2024, Corebridge completed the sale of AIG Life U.K.
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

Corebridge | First Quarter 2025 Form 10-Q 11

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
•losses from the impairment of goodwill, if any; and
•income and loss from divested or run-off business, if any.

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended March 31, 2025
Premiums	$27	$4	$340	$500	$18	$—	$889	$—	$889
Policy fees	198	108	364	50	—	—	720	—	720
Net investment income(a)	1,486	485	336	589	16	(4)	2,908	281	3,189
Net realized gains (losses)(a)(b)	—	—	—	—	13	—	13	(1,427)	(1,414)
Advisory fee and other income	110	87	1	1	7	—	206	—	206
Total adjusted revenues	1,821	684	1,041	1,140	54	(4)	4,736	(1,146)	3,590
Policyholder benefits	32	5	636	742	11	—	1,426	31	1,457
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	385	385
Interest credited to policyholder account balances	800	296	80	230	—	—	1,406	11	1,417
Amortization of deferred policy acquisition costs	164	22	85	4	—	—	275	—	275
Non-deferrable insurance commissions	106	30	14	5	1	—	156	—	156
Advisory fee expenses	37	33	—	—	—	—	70	—	70
General operating expenses (c)	128	103	118	22	76	(1)	446	98	544
Interest expense	—	—	—	—	146	(6)	140	8	148
Total benefits and expenses	1,267	489	933	1,003	234	(7)	3,919	533	4,452
Noncontrolling interests	—	—	—	—	(7)	—	(7)
Adjusted pre-tax operating income (loss)	$554	$195	$108	$137	$(187)	$3	$810
Adjustments to:
Total revenue							(1,146)
Total expenses							533
Noncontrolling interests							7
Income before income tax expense (benefit)							$(862)		$(862)

Three Months Ended March 31, 2024
Premiums	$41	$5	$434	$1,796	$19	$—	$2,295	$—	$2,295
Policy fees	191	107	368	48	—	—	714	—	714
Net investment income (loss)(a)	1,339	495	326	487	(10)	(8)	2,629	295	2,924
Net realized gains (losses)(a)(b)	—	—	—	—	(8)	—	(8)	(312)	(320)
Advisory fee and other income	116	83	—	1	23	—	223	—	223
Total adjusted revenues	1,687	690	1,128	2,332	24	(8)	5,853	(17)	5,836
Policyholder benefits	36	3	748	2,023	—	—	2,810	(3)	2,807
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(369)	(369)
Interest credited to policyholder account balances	639	298	83	169	—	—	1,189	10	1,199
Amortization of deferred policy acquisition costs	149	21	94	3	—	—	267	—	267
Non-deferrable insurance commissions	90	29	19	5	—	—	143	—	143
Advisory fee expenses	35	33	—	—	—	—	68	—	68
General operating expenses	116	106	130	20	86	—	458	114	572
Interest expense	—	—	—	—	137	(5)	132	6	138
Net (gain) on divestitures	—	—	—	—	—	—	—	(5)	(5)
Total benefits and expenses	1,065	490	1,074	2,220	223	(5)	5,067	(247)	4,820
Noncontrolling interests	—	—	—	—	51	—	51
Adjusted pre-tax operating income (loss)	$622	$200	$54	$112	$(148)	$(3)	$837
Adjustments to:
Total revenue							(17)
Total expenses							(247)
Noncontrolling interests							(51)
Income before income tax expense (benefit)							$1,016		$1,016
(a)Adjustments include Fortitude Re activity of $(261) million and $190 million for the three months ended March 31, 2025 and 2024, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
(c)Adjustments include restructuring and other costs. The three months of 2025 restructuring and other costs primarily include severance related costs and ongoing modernization initiatives.

Corebridge | First Quarter 2025 Form 10-Q 13

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

Corebridge | First Quarter 2025 Form 10-Q 14

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$2	$1,290	$—	$—	$—	$1,292
Obligations of states, municipalities and political subdivisions	—	3,852	782	—	—	4,634
Non-U.S. governments	—	4,066	—	—	—	4,066
Corporate debt	—	108,031	1,084	—	—	109,115
RMBS	—	9,999	6,204	—	—	16,203
CMBS	—	8,802	704	—	—	9,506
CLO	—	7,273	2,159	—	—	9,432
ABS	—	1,336	18,768	—	—	20,104
Total bonds available-for-sale	2	144,649	29,701	—	—	174,352
Other bond securities:
U.S. government and government sponsored entities	—	197	—	—	—	197
Obligations of states, municipalities and political subdivisions	—	34	1	—	—	35
Non-U.S. governments	—	71	—	—	—	71
Corporate debt	—	2,973	14	—	—	2,987
RMBS	—	58	89	—	—	147
CMBS	—	196	16	—	—	212
CLO	—	429	52	—	—	481
ABS	—	64	1,148	—	—	1,212
Total other bond securities	—	4,022	1,320	—	—	5,342
Equity securities	906	—	41	—	—	947
Other invested assets(b)	—	—	1,633	—	—	1,633
Derivative assets:
Interest rate contracts	1	2,991	302	—	—	3,294
Foreign exchange contracts	1	951	—	—	—	952
Equity contracts	11	1,711	559	—	—	2,281
Credit contracts	—	238	—	—	—	238
Other contracts	—	—	13	—	—	13
Counterparty netting and cash collateral	—	—	—	(4,446)	(1,950)	(6,396)
Total derivative assets	13	5,891	874	(4,446)	(1,950)	382
Short-term investments	1,598	791	—	—	—	2,389
Market risk benefit assets	—	—	1,151	—	—	1,151
Separate account assets	85,627	3,443	—	—	—	89,070
Total	$88,146	$158,796	$34,720	$(4,446)	$(1,950)	$275,266
Liabilities:
Policyholder contract deposits(c)	$—	$130	$9,341	$—	$—	$9,471
Derivative liabilities:
Interest rate contracts	—	3,819	19	—	—	3,838
Foreign exchange contracts	—	525	—	—	—	525
Equity contracts	3	800	12	—	—	815
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(4,446)	(628)	(5,074)
Total derivative liabilities	3	5,144	33	(4,446)	(628)	106
Fortitude Re funds withheld payable(d)	—	—	2,853	—	—	2,853
Market risk benefit liabilities	—	—	6,339	—	—	6,339
Total	$3	$5,274	$18,566	$(4,446)	$(628)	$18,769

Corebridge | First Quarter 2025 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

December 31, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$9	$1,359	$—	$—	$—	$1,368
Obligations of states, municipalities and political subdivisions	—	3,916	745	—	—	4,661
Non-U.S. governments	—	3,904	—	—	—	3,904
Corporate debt	—	104,644	1,834	—	—	106,478
RMBS	—	9,739	6,045	—	—	15,784
CMBS	—	8,956	621	—	—	9,577
CLO	—	7,956	2,162	—	—	10,118
ABS	—	1,384	17,566	—	—	18,950
Total bonds available-for-sale	9	141,858	28,973	—	—	170,840
Other bond securities:
U.S. government and government sponsored entities	—	188	—	—	—	188
Obligations of states, municipalities and political subdivisions	—	33	1	—	—	34
Non-U.S. governments	—	27	—	—	—	27
Corporate debt	—	2,727	209	—	—	2,936
RMBS	—	53	98	—	—	151
CMBS	—	206	14	—	—	220
CLO	—	419	59	—	—	478
ABS	—	68	1,160	—	—	1,228
Total other bond securities	—	3,721	1,541	—	—	5,262
Equity securities	15	—	41	—	—	56
Other invested assets(b)	—	—	1,647	—	—	1,647
Derivative assets:
Interest rate contracts	—	2,556	364	—	—	2,920
Foreign exchange contracts	—	1,271	—	—	—	1,271
Equity contracts	1	2,390	654	—	—	3,045
Credit contracts	—	—	—	—	—	—
Other contracts	—	1	13	—	—	14
Counterparty netting and cash collateral	—	—	—	(4,494)	(2,563)	(7,057)
Total derivative assets	1	6,218	1,031	(4,494)	(2,563)	193
Short-term investments	351	1,088	—	—	—	1,439
Market risk benefit assets	—	—	1,332	—	—	1,332
Separate account assets	90,400	3,488	—	—	—	93,888
Total	$90,776	$156,373	$34,565	$(4,494)	$(2,563)	$274,657
Liabilities:
Policyholder contract deposits(c)	$—	$120	$9,415	$—	$—	$9,535
Derivative liabilities:
Interest rate contracts	—	3,452	—	—	—	3,452
Foreign exchange contracts	—	268	—	—	—	268
Equity contracts	7	1,530	9	—	—	1,546
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(4,494)	(664)	(5,158)
Total derivative liabilities	7	5,250	11	(4,494)	(664)	110
Fortitude Re funds withheld payable(d)	—	—	2,223	—	—	2,223
Market risk benefit liabilities	—	—	5,616	—	—	5,616
Total	$7	$5,370	$17,265	$(4,494)	$(664)	$17,484
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent), which totaled $6.3 billion and $6.1 billion as of March 31, 2025 and December 31, 2024, respectively.
(c)Excludes basis adjustments for fair value hedges.
(d)As discussed in Note 7, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by and continue to reside on Corebridge’s Condensed Consolidated Balance Sheets. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by Corebridge, which are primarily available-for-sale securities.

Corebridge | First Quarter 2025 Form 10-Q 16

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three months ended March 31, 2025 and 2024 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2025 and 2024:

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$745	$—	$14	$(1)	$24	$—	$—	$782	$—	$7
Corporate debt	1,834	(4)	24	105	333	(1,208)	—	1,084	—	15
RMBS	6,045	58	83	54	58	(94)	—	6,204	—	86
CMBS	621	5	18	(8)	68	—	—	704	—	16
CLO	2,162	7	2	81	—	(93)	—	2,159	—	3
ABS	17,566	102	182	832	124	(38)	—	18,768	—	143
Total bonds available-for-sale	28,973	168	323	1,063	607	(1,433)	—	29,701	—	270
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	209	(3)	—	(13)	8	(187)	—	14	(3)	—
RMBS	98	3	—	(4)	—	(8)	—	89	2	—
CMBS	14	2	—	—	—	—	—	16	1	—
CLO	59	1	—	(2)	—	(6)	—	52	1	—
ABS	1,160	16	—	(28)	—	—	—	1,148	7	—
Total other bond securities	1,541	19	—	(47)	8	(201)	—	1,320	8	—
Equity securities	41	—	—	—	—	—	—	41	—	—
Other invested assets	1,647	4	19	3	—	(40)	—	1,633	5	—
Total(a)	$32,202	$191	$342	$1,019	$615	$(1,674)	$—	$32,695	$13	$270

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,415	$(222)	$—	$148	$—	$—	$—	$9,341	$784	$—
Derivative liabilities, net:
Interest rate contracts	(364)	54	—	27	—	—	—	(283)	99	—
Equity contracts	(645)	107	—	(9)	—	—	—	(547)	(112)	—
Other contracts	(11)	(16)	—	16	—	—	—	(11)	16	—
Total derivative liabilities, net(b)	(1,020)	145	—	34	—	—	—	(841)	3	—
Fortitude Re funds withheld payable	2,223	596	—	(17)	—	—	51	2,853	(273)	—
Total(c)	$10,618	$519	$—	$165	$—	$—	$51	$11,353	$514	$—

Corebridge | First Quarter 2025 Form 10-Q 17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$844	$—	$(14)	$(1)	$—	$—	$—	$829	$—	$(16)
Corporate debt	1,357	1	1	9	244	(37)	—	1,575	—	(4)
RMBS	5,854	68	66	404	—	(38)	—	6,354	—	61
CMBS	608	(5)	46	(103)	127	(126)	—	547	—	11
CLO	1,843	(21)	51	21	—	(165)	—	1,729	—	52
ABS	12,906	91	88	1,271	677	—	—	15,033	—	86
Total bonds available-for-sale	23,412	134	238	1,601	1,048	(366)	—	26,067	—	190
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	167	9	—	—	1	—	—	177	8	—
RMBS	107	2	—	(3)	—	—	—	106	2	—
CMBS	17	—	—	—	—	—	—	17	—	—
CLO	69	2	—	1	—	(1)	—	71	2	—
ABS	962	13	—	(28)	—	—	—	947	3	—
Total other bond securities	1,323	26	—	(30)	1	(1)	—	1,319	15	—
Equity securities	42	3	—	—	—	—	—	45	3	—
Other invested assets	1,850	(80)	(9)	(30)	—	(44)	(16)	1,671	(79)	—
Total(a)	$26,627	$83	$229	$1,541	$1,049	$(411)	$(16)	$29,102	$(61)	$190
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$7,942	$452	$—	$156	$—	$—	$—	$8,550	$(3)	$—
Derivative liabilities, net:
Interest rate contracts	(449)	(108)	—	(53)	—	—	203	(407)	198	—
Equity contracts	(761)	(191)	—	(66)	—	—	—	(1,018)	187	—
Other contracts	(10)	(16)	—	15	—	—	—	(11)	15	—
Total derivative liabilities, net(b)	(1,220)	(315)	—	(104)	—	—	203	(1,436)	400	—
Fortitude Re funds withheld payable	2,182	(22)	—	51	—	—	—	2,211	195	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$8,904	$115	$—	$103	$—	$—	$203	$9,325	$592	$—
(a)Excludes MRB assets of $1.2 billion at March 31, 2025 and $1.2 billion at March 31, 2024. Refer to Note 14 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $6.3 billion at March 31, 2025 and $5.2 billion at March 31, 2024. Refer to Note 14 for additional information.

Corebridge | First Quarter 2025 Form 10-Q 18

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended March 31, 2025
Assets:
Bonds available-for-sale	$—	$146	$22	$—	$168
Other bond securities	—	19	—	—	19
Equity securities	—	—	—	—	—
Other invested assets	—	4	—	—	4
Three Months Ended March 31, 2024
Assets:
Bonds available-for-sale	$—	$159	$(25)	$—	$134
Other bond securities	—	26	—	—	26
Equity securities	—	3	—	—	3
Other invested assets	—	(78)	(2)	—	(80)
Three Months Ended March 31, 2025
Liabilities:
Policyholder contract deposits(b)	$—	$—	$222	$—	$222
Derivative liabilities, net	15	—	(160)	—	(145)
Fortitude Re funds withheld payable	—	—	(596)	—	(596)
Market risk benefit liabilities, net(c)	—	—	(2)	(575)	(577)
Three Months Ended March 31, 2024
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(452)	$—	$(452)
Derivative liabilities, net	15	—	363	(63)	315
Fortitude Re funds withheld payable	—	—	22	—	22
Market risk benefit liabilities, net(c)	—	—	2	1,069	1,071
(a)The portion of the fair value change attributable to our own credit risk is recognized in Other comprehensive income (loss) (“OCI”).
(b)Primarily embedded derivatives.
(c)Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | First Quarter 2025 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three months ended March 31, 2025 and 2024 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Three Months Ended March 31, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$25	$(25)	$(1)	$(1)
Corporate debt	340	(86)	(149)	105
RMBS	266	(43)	(169)	54
CMBS	7	(7)	(8)	(8)
CLO	183	—	(102)	81
ABS	1,880	(539)	(509)	832
Total bonds available-for-sale	2,701	(700)	(938)	1,063
Other bond securities:
Corporate debt	5	(13)	(5)	(13)
RMBS	14	(14)	(4)	(4)
CMBS	—	—	—	—
CLO	—	—	(2)	(2)
ABS	38	(17)	(49)	(28)
Total other bond securities	57	(44)	(60)	(47)
Equity securities	—	—	—	—
Other invested assets	130	—	(127)	3
Total assets*	$2,888	$(744)	$(1,125)	$1,019
Liabilities:
Policyholder contract deposits	$—	$309	$(161)	$148
Derivative liabilities, net	—	—	34	34
Fortitude Re funds withheld payable	—	—	(17)	(17)
Total liabilities	$—	$309	$(144)	$165

Three Months Ended March 31, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$(1)	$(1)
Corporate debt	15	—	(6)	9
RMBS	574	—	(170)	404
CMBS	—	(30)	(73)	(103)
CLO	130	(2)	(107)	21
ABS	1,704	(53)	(380)	1,271
Total bonds available-for-sale	2,423	(85)	(737)	1,601
Other bond securities:
Corporate debt	—	—	—	—
RMBS	—	—	(3)	(3)
CMBS	—	—	—	—
CLO	1	—	—	1
ABS	29	—	(57)	(28)
Total other bond securities	30	—	(60)	(30)
Equity securities	—	—	—	—
Other invested assets	62	—	(92)	(30)
Total assets*	$2,515	$(85)	$(889)	$1,541
Liabilities:
Policyholder contract deposits	$—	$332	$(176)	$156
Derivative liabilities, net	(1)	—	(103)	(104)
Fortitude Re funds withheld payable	—	—	51	51
Total liabilities	$(1)	$332	$(228)	$103
*There were no issuances during the three months ended March 31, 2025 and 2024 for invested assets.

Corebridge | First Quarter 2025 Form 10-Q 20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2025 and 2024 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $4 million and $(8) million of net gains (losses) related to assets transferred into Level 3 during the three months ended March 31, 2025 and 2024, respectively, and includes $14 million and $4 million of net gains (losses) related to assets transferred out of Level 3 during the three months ended March 31, 2025 and 2024, respectively.
Transfers of Level 3 Assets
During the three months ended March 31, 2025 and 2024, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, CMBS, CLO and ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three months ended March 31, 2025 and 2024, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO, ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three months ended March 31, 2025 and 2024.
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

(in millions)	Fair Value at March 31, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$759	Discounted cash flow	Yield	5.42% - 5.75% (5.59%)
Corporate debt	$477	Discounted cash flow	Yield	5.86% - 6.47% (6.16%)
RMBS(c)	$2,889	Discounted cash flow	Prepayment speed	4.03% - 7.38% (5.71%)
			Default rate	0.46% - 2.01% (1.24%)
			Yield	5.30% - 6.50% (5.90%)
			Loss severity	40.39% - 81.98% (61.18%)
CLO(c)	$2,123	Discounted cash flow	Yield	5.27% - 7.49% (6.38%)
ABS(c)	$15,941	Discounted cash flow	Yield	4.86% - 7.64% (6.25%)
CMBS	$699	Discounted cash flow	Yield	4.53% - 20.71% (12.39%)
Market risk benefit assets	$1,151	Discounted cash flow	Equity volatility	6.25% - 49.55%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.02% - 2.43%

Corebridge | First Quarter 2025 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at March 31, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,723	Discounted cash flow	Equity volatility	6.25% - 49.55%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.02% - 2.43%
Fixed annuities guaranteed benefits	$1,478	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.02% - 2.43%
Fixed index annuities guaranteed benefits	$3,138	Discounted cash flow	Equity volatility	6.25% - 49.55%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.02% - 2.43%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities and registered index-linked annuities(i)	$8,225	Discounted cash flow	Equity volatility	6.25% - 49.55%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.02% - 2.43%
Index universal life	$1,116	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.85% - 20.17%
			NPA(h)	0.02% - 2.43%

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$746	Discounted cash flow	Yield	5.53% - 5.88% (5.70%)
Corporate debt	$1,822	Discounted cash flow	Yield	4.94% - 10.38% (7.35%)
RMBS(c)	$2,892	Discounted cash flow	Prepayment speed	3.92% - 8.91% (6.42%)
			Default rate	0.57% - 2.32% (1.45%)
			Yield	5.75% - 6.90% (6.33%)
			Loss severity	40.19% - 80.78% (60.49%)
CLO(c)	$2,104	Discounted cash flow	Yield	6.13% - 7.40% (6.77%)
ABS(c)	$15,888	Discounted cash flow	Yield	5.10% - 7.83% (6.47%)
CMBS	$607	Discounted cash flow	Yield	4.80% - 20.87% (12.56%)

Corebridge | First Quarter 2025 Form 10-Q 22

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Market risk benefit assets	$1,332	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,424	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Fixed annuities guaranteed benefits	$1,359	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(g)	0.27% - 2.65%
Fixed index annuities guaranteed benefits	$2,833	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities and registered index-linked annuities(i)	$8,407	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Index universal life	$1,008	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.85% - 19.63%
			NPA(h)	0.27% - 2.65%
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

Corebridge | First Quarter 2025 Form 10-Q 23

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
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $1.6 billion and $1.8 billion at March 31, 2025 and December 31, 2024, respectively.
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

Corebridge | First Quarter 2025 Form 10-Q 24

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

Corebridge | First Quarter 2025 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

INVESTMENTS IN CERTAIN ENTITIES CARRIED AT FAIR VALUE USING NET ASSET VALUE PER SHARE
The following table includes information related to our investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring basis, we use the net asset value per share to measure fair value:

		March 31, 2025		December 31, 2024
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,823	$1,945	$2,744	$1,691
Real estate	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	1,249	486	1,179	551
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	200	70	199	73
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	466	141	481	91
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	100	46	107	47
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	1,233	138	1,224	195
Total private equity funds		6,071	2,826	5,934	2,648
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	5	—	5	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	162	—	174	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	1	—	1	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	22	—	30	—
Total hedge funds		190	—	210	—
Total		$6,261	$2,826	$6,144	$2,648
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

Corebridge | First Quarter 2025 Form 10-Q 26

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Three Months Ended March 31,
(in millions)	2025	2024
Assets:
Other bond securities(a)	$139	$84
Alternative investments(b)	49	51
Total assets	188	135
Liabilities:
Policyholder contract deposits(c)	(2)	1
Total liabilities	(2)	1
Total gain (loss)	$186	$136
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
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2025	2024
March 31, 2025
Other investments	$—	$—	$—	$—	$—	$25
Total	$—	$—	$—	$—	$—	$25
December 31, 2024
Other investments	$—	$—	$117	$117
Total	$—	$—	$117	$117

Corebridge | First Quarter 2025 Form 10-Q 27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
March 31, 2025
Assets:
Mortgage and other loans receivable	$—	$27	$50,978	$51,005	$53,332
Other invested assets	—	298	—	298	298
Short-term investments	—	3,843	—	3,843	3,843
Cash	393	—	—	393	393
Other assets	1	1	—	2	2
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	63	148,537	148,600	153,693
Fortitude Re funds withheld payable	—	—	21,219	21,219	21,219
Other liabilities	—	3,570	1	3,571	3,570
Short-term and long-term debt	—	10,121	—	10,121	10,454
Debt of consolidated investment entities	—	29	1,702	1,731	1,861
Separate account liabilities - investment contracts	—	85,103	—	85,103	85,103
December 31, 2024
Assets:
Mortgage and other loans receivable	$—	$21	$49,560	$49,581	$52,768
Other invested assets	—	279	—	279	279
Short-term investments	—	3,542	—	3,542	3,542
Cash	806	—	—	806	806
Other assets	13	1	—	14	14
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	69	146,345	146,414	151,082
Fortitude Re funds withheld payable	—	—	22,068	22,068	22,068
Other liabilities	—	3,027	—	3,027	3,027
Short-term and long-term debt	—	10,083	—	10,083	10,454
Debt of consolidated investment entities	—	29	1,772	1,801	1,938
Separate account liabilities - investment contracts	—	89,802	—	89,802	89,802

Corebridge | First Quarter 2025 Form 10-Q 28

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE-FOR-SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs	Allowance for Credit Losses(a)	Gross Unrealized Gains(b)	Gross Unrealized Losses(b)	Fair Value
March 31, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,586	$—	$10	$(304)	$1,292
Obligations of states, municipalities and political subdivisions	5,348	—	27	(741)	4,634
Non-U.S. governments	4,849	—	29	(812)	4,066
Corporate debt	124,399	(83)	1,174	(16,375)	109,115
Mortgage-backed, asset-backed and collateralized:
RMBS	16,277	(12)	631	(693)	16,203
CMBS	10,094	(19)	68	(637)	9,506
CLO	9,354	—	114	(36)	9,432
ABS	20,620	—	197	(713)	20,104
Total mortgage-backed, asset-backed and collateralized	56,345	(31)	1,010	(2,079)	55,245
Total bonds available-for-sale	$192,527	$(114)	$2,250	$(20,311)	$174,352

December 31, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,698	$—	$7	$(337)	$1,368
Obligations of states, municipalities and political subdivisions	5,479	—	20	(838)	4,661
Non-U.S. governments	4,734	—	26	(856)	3,904
Corporate debt	123,134	(86)	927	(17,497)	106,478
Mortgage-backed, asset-backed and collateralized:
RMBS	16,077	(15)	562	(840)	15,784
CMBS	10,260	(18)	73	(738)	9,577
CLO	10,020	—	156	(58)	10,118
ABS	19,656	—	146	(852)	18,950
Total mortgage-backed, asset-backed and collateralized	56,013	(33)	937	(2,488)	54,429
Total bonds available-for-sale	$191,058	$(119)	$1,917	$(22,016)	$170,840
(a)Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)Includes mark-to-market movement (“MTM”) relating to embedded derivatives.

Corebridge | First Quarter 2025 Form 10-Q 29

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

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*
March 31, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$217	$9	$704	$295	$921	$304
Obligations of states, municipalities and political subdivisions	572	48	3,413	694	3,985	742
Non-U.S. governments	942	72	2,589	740	3,531	812
Corporate debt	24,539	2,074	57,442	14,286	81,981	16,360
RMBS	1,876	50	5,198	626	7,074	676
CMBS	1,232	31	5,443	603	6,675	634
CLO	2,612	14	857	22	3,469	36
ABS	3,107	82	7,223	627	10,330	709
Total bonds available-for-sale	$35,097	$2,380	$82,869	$17,893	$117,966	$20,273

December 31, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$264	$17	$676	$320	$940	$337
Obligations of states, municipalities and political subdivisions	645	46	3,504	792	4,149	838
Non-U.S. governments	922	76	2,587	780	3,509	856
Corporate debt	24,777	2,176	60,591	15,291	85,368	17,467
RMBS	3,164	101	4,964	716	8,128	817
CMBS	839	32	5,665	700	6,504	732
CLO	1,293	31	935	27	2,228	58
ABS	3,620	86	7,711	766	11,331	852
Total bonds available-for-sale	$35,524	$2,565	$86,633	$19,392	$122,157	$21,957
*Includes mark to market movement relating to embedded derivatives.
At March 31, 2025, we held 13,173 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 10,157 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2024, we held 14,190 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 11,054 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2025 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available-for-Sale
The following table presents the amortized cost and fair value of fixed maturity securities available-for-sale by contractual maturity:

	Total Fixed Maturity Securities Available-for-sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
March 31, 2025
Due in one year or less	$3,347	$3,348
Due after one year through five years	22,341	22,005
Due after five years through ten years	27,023	25,945
Due after ten years	83,388	67,809
Mortgage-backed, asset-backed and collateralized	56,314	55,245
Total	$192,413	$174,352
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Corebridge | First Quarter 2025 Form 10-Q 30

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Three Months Ended March 31,
	2025		2024
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$23	$(179)	$3	$(345)
For the three months ended March 31, 2025 and 2024, the aggregate fair value of available-for-sale securities sold was $3.1 billion and $2.5 billion, respectively, which resulted in Net realized gains (losses) of $(156) million and $(342) million, respectively. Included within the Net realized gains (losses) are $(15) million and $(22) million of realized gains (losses) for the three months ended March 31, 2025 and 2024, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	March 31, 2025		December 31, 2024
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$197	3%	$188	4%
Obligations of states, municipalities and political subdivisions	35	1	34	1
Non-U.S. governments	71	1	27	1
Corporate debt	2,987	48	2,936	54
Mortgage-backed, asset-backed and collateralized:
RMBS	147	2	151	3
CMBS	212	3	220	4
CLO	481	8	478	9
ABS	1,212	19	1,228	23
Total mortgage-backed, asset-backed and collateralized	2,052	32	2,077	39
Total fixed maturity securities	5,342	85	5,262	99
Equity securities	947	15	56	1
Total	$6,289	100%	$5,318	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	March 31, 2025	December 31, 2024
Alternative investments(a)(b)	$7,965	$7,829
Investment real estate(c)	1,382	1,426
All other investments(d)	612	596
Total	$9,959	$9,851
(a)At March 31, 2025, included hedge funds of $190 million and private equity funds of $7.8 billion. At December 31, 2024, included hedge funds of $210 million and private equity funds of $7.6 billion.
(b)Approximately 8% of our hedge fund investments, excluding those in the modco agreement with Fortitude Re, are in liquid funds and have been redeemed, though due to withdrawal terms they will liquidate over the next two quarters. The remaining 92% of the portfolio consists of illiquid run-off or “side-pocket” positions whose liquidation horizons are uncertain and likely to extend beyond a year.
(c)Net of accumulated depreciation of $541 million and $528 million as of March 31, 2025 and December 31, 2024, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at March 31, 2025 and December 31, 2024, respectively.

Corebridge | First Quarter 2025 Form 10-Q 31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
Other Invested Assets – Equity Method Investments
The carrying amount of equity method investments totaled $2.7 billion and $2.6 billion as of March 31, 2025 and December 31, 2024, respectively, representing various ownership percentages each period.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended March 31,
Available-for-sale fixed maturity securities, including short-term investments	$2,269	$175	$2,444	$2,184	$195	$2,379
Other fixed maturity securities	19	120	139	13	71	84
Equity securities	(2)	—	(2)	10	—	10
Interest on mortgage and other loans	665	43	708	580	48	628
Alternative investments*	80	4	84	(52)	33	(19)
Real estate	5	(2)	3	12	(7)	5
Other investments	(2)	—	(2)	12	—	12
Total investment income	3,034	340	3,374	2,759	340	3,099
Investment expenses	176	9	185	167	8	175
Net investment income	$2,858	$331	$3,189	$2,592	$332	$2,924
*Included income from hedge funds and private equity funds. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended March 31,
Sales of fixed maturity securities	$(141)	$(15)	$(156)	$(320)	$(22)	$(342)
Intent to sell	—	—	—	(15)	(32)	(47)
Change in allowance for credit losses on fixed maturity securities	(20)	(8)	(28)	(62)	(6)	(68)
Change in allowance for credit losses on loans	(16)	(2)	(18)	(14)	2	(12)
Foreign exchange transactions, net of related hedges	(121)	13	(108)	46	1	47
Index-Linked interest credited embedded derivatives, net of related hedges	(288)	—	(288)	90	—	90
All other derivatives and hedge accounting*	(244)	37	(207)	105	(106)	(1)
Sales of alternative investments and real estate investments	12	(2)	10	20	(1)	19
Other	(4)	(19)	(23)	(28)	—	(28)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(822)	4	(818)	(178)	(164)	(342)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(596)	(596)	—	22	22
Net realized gains (losses)	$(822)	$(592)	$(1,414)	$(178)	$(142)	$(320)
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14.

Corebridge | First Quarter 2025 Form 10-Q 32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Three Months Ended March 31,
(in millions)	2025	2024
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$2,019	$(1,087)
Other investments	—	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$2,019	$(1,087)
*    Excludes net unrealized gains and losses attributable to business Held-for-sale at March 31, 2024.
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

	2025			2024
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Three Months Ended March 31,
Net gains (losses) recognized during the period on equity securities and other investments	$(2)	$65	$63	$10	$70	$80
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	16	(1)	15	18	2	20
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(18)	$66	$48	$(8)	$68	$60
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

	2025			2024
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Three Months Ended March 31,
Balance, beginning of year	$33	$86	$119	$55	$73	$128
Additions:
Securities for which allowance for credit losses were not previously recorded	—	40	40	13	17	30
Reductions:
Securities sold during the period	—	(2)	(2)	(15)	(9)	(24)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	1	(13)	(12)	22	16	38
Write-offs charged against the allowance	(3)	(28)	(31)	(39)	(37)	(76)
Other	—	—	—	—	1	1
Balance, end of period	$31	$83	$114	$36	$61	$97

Corebridge | First Quarter 2025 Form 10-Q 33

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
We did not purchase securities with more-than-insignificant credit deterioration since their origination during the three months ended March 31, 2025 and 2024.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	March 31, 2025	December 31, 2024
Fixed maturity securities available-for-sale	$3,470	$2,921
At March 31, 2025 and December 31, 2024, amounts borrowed under repurchase and securities lending agreements totaled $3.6 billion and $3.0 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
March 31, 2025
Bonds available-for-sale:
Non-U.S. governments	$—	$44	$—	$—	$—	$44
Corporate debt	—	428	—	—	—	428
Total	$—	$472	$—	$—	$—	$472
December 31, 2024
Bonds available-for-sale:
Corporate debt	$12	$675	$—	$—	$—	$687
Total	$12	$675	$—	$—	$—	$687

Corebridge | First Quarter 2025 Form 10-Q 34

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Securities Lending Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
March 31, 2025
Bonds available for sale:
Non-U.S. government	$—	$—	$23	$—	$—	$23
Corporate debt	—	1,384	1,591	—	—	2,975
Total	$—	$1,384	$1,614	$—	$—	$2,998
December 31, 2024
Bonds available-for-sale:
Corporate debt	$—	$2,234	$—	$—	$—	$2,234
Total	$—	$2,234	$—	$—	$—	$2,234
There were $202 million and $120 million of reverse repurchase agreements at March 31, 2025 and December 31, 2024, respectively.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $9.3 billion and $9.5 billion at March 31, 2025 and December 31, 2024, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLB”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $298 million and $279 million of stock in FHLBs at March 31, 2025 and December 31, 2024, respectively. In addition, our subsidiaries have pledged securities available-for-sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.5 billion and $4.9 billion, respectively, at March 31, 2025 and $4.2 billion and $3.2 billion, respectively, at December 31, 2024.
Certain GICs recorded in policyholder contract deposits with a carrying value of $62 million and $47 million at March 31, 2025 and December 31, 2024, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $60 million and $62 million at March 31, 2025 and December 31, 2024, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $540 million and $546 million at March 31, 2025 and December 31, 2024, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modco with funds withheld.

Corebridge | First Quarter 2025 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	March 31, 2025	December 31, 2024
Commercial mortgages(a)	$36,597	$35,795
Residential mortgages	12,890	12,735
Life insurance policy loans	1,722	1,726
Commercial loans, other loans and notes receivable(b)	2,915	3,283
Total mortgage and other loans receivable	54,124	53,539
Allowance for credit losses(c)	(792)	(771)
Mortgage and other loans receivable, net	$53,332	$52,768
(a)Commercial mortgages primarily represent loans for apartments, offices and industrial properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 17% and 10%, respectively, at March 31, 2025, and 18% and 10%, respectively, at December 31, 2024). The weighted average loan-to-value ratio for NY and CA was 68% and 55% at March 31, 2025, respectively, and 65% and 56% at December 31, 2024, respectively. The debt service coverage ratio for NY and CA was 1.9X and 2.1X at March 31, 2025, respectively, and 1.9X and 2.1X at December 31, 2024, respectively.
(b)There were no loans that were held for sale which are carried at lower of cost or market as of March 31, 2025 and December 31, 2024.
(c)Does not include allowance for credit losses of $9 million and $20 million at March 31, 2025 and December 31, 2024, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of March 31, 2025, $116 million and $1.1 billion of residential mortgage loans and commercial mortgage loans, respectively, are in nonaccrual status. As of December 31, 2024, $93 million and $1.0 billion of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of March 31, 2025, accrued interest receivable was $78 million and $165 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2024, accrued interest receivable was $71 million and $154 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios for commercial mortgages by year of vintage*:

March 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
>1.2X	$761	$4,026	$2,126	$6,722	$2,557	$16,331	$32,523
1.00 - 1.20X	—	179	284	827	68	1,622	2,980
<1.00X	—	—	—	26	—	1,068	1,094
Total commercial mortgages	$761	$4,205	$2,410	$7,575	$2,625	$19,021	$36,597
December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
>1.2X	$3,997	$2,275	$6,429	$2,589	$1,247	$14,763	$31,300
1.00 - 1.20X	542	284	825	88	214	1,413	3,366
<1.00X	—	—	25	—	—	1,104	1,129
Total commercial mortgages	$4,539	$2,559	$7,279	$2,677	$1,461	$17,280	$35,795
*The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X and 1.9X for the periods ended March 31, 2025 and December 31, 2024, respectively. The debt service coverage ratios are updated when additional relevant information becomes available.

Corebridge | First Quarter 2025 Form 10-Q 36

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents loan-to-value ratios for commercial mortgages by year of vintage*:

March 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
Less than 65%	$761	$3,798	$2,053	$4,855	$1,855	$12,017	$25,339
65% to 75%	—	407	357	2,416	461	4,424	8,065
76% to 80%	—	—	—	19	84	433	536
Greater than 80%	—	—	—	285	225	2,147	2,657
Total commercial mortgages	$761	$4,205	$2,410	$7,575	$2,625	$19,021	$36,597
December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
Less than 65%	$3,726	$2,234	$4,915	$2,001	$701	$10,903	$24,480
65% to 75%	813	325	2,084	323	556	3,841	7,942
76% to 80%	—	—	—	220	—	592	812
Greater than 80%	—	—	280	133	204	1,944	2,561
Total commercial mortgages	$4,539	$2,559	$7,279	$2,677	$1,461	$17,280	$35,795
*The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at March 31, 2025 and 60% at December 31, 2024. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
March 31, 2025
Credit Quality Performance Indicator:
In good standing	592	$14,459	$7,915	$4,125	$6,939	$1,863	$614	$35,915	98%
90 days or less delinquent	2	—	9	—	—	32	—	41	—%
>90 days delinquent or in process of foreclosure(a)	4	—	455	186	—	—	—	641	2%
Total(b)	598	$14,459	$8,379	$4,311	$6,939	$1,895	$614	$36,597	100%
Allowance for credit losses		$33	$450	$124	$20	$27	$2	$656	2%

December 31, 2024
Credit Quality Performance Indicator:
In good standing	591	$14,188	$7,905	$3,899	$6,763	$1,947	$453	$35,155	98%
90 days or less delinquent	2	—	343	—	—	—	—	343	1%
>90 days delinquent or in process of foreclosure	2	—	111	186	—	—	—	297	1%
Total(b)	595	$14,188	$8,359	$4,085	$6,763	$1,947	$453	$35,795	100%
Allowance for credit losses		$36	$430	$103	$28	$29	$—	$626	2%
(a)Includes $21 million of Retail loans and $11 million of Office loans supporting the Fortitude Re Funds Withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at March 31, 2025
(b)Does not reflect allowance for credit losses.

Corebridge | First Quarter 2025 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

March 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO*:
780 and greater	$33	$1,142	$671	$661	$2,257	$1,471	$6,235
720 - 779	66	1,747	1,039	570	540	586	4,548
660 - 719	17	672	333	217	146	355	1,740
600 - 659	—	22	17	34	26	153	252
Less than 600	—	3	8	23	16	65	115
Total residential mortgages	$116	$3,586	$2,068	$1,505	$2,985	$2,630	$12,890

December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO*:
780 and greater	$1,075	$667	$690	$2,258	$617	$863	$6,170
720 - 779	1,647	1,095	579	582	149	440	4,492
660 - 719	609	355	235	150	38	336	1,723
600 - 659	15	12	34	25	10	146	242
Less than 600	3	2	19	12	5	67	108
Total residential mortgages	$3,349	$2,131	$1,557	$3,027	$819	$1,852	$12,735
*Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On March 31, 2025 and December 31, 2024 residential loans direct to consumers totaled $8.0 billion and $8.4 billion, respectively.
ALLOWANCE FOR CREDIT LOSSES
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable*:

Three Months Ended March 31,	2025			2024
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$626	$145	$771	$614	$84	$698
Loans charged off	(8)	—	(8)	—	(6)	(6)
Net charge-offs	(8)	—	(8)	—	(6)	(6)
Addition to (release of) allowance for loan losses	38	(9)	29	20	2	22
Allowance, end of period	$656	$136	$792	$634	$80	$714
*Does not include allowance for credit losses of $9 million and $48 million at March 31, 2025 and 2024, respectively, in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.
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

Corebridge | First Quarter 2025 Form 10-Q 38

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
During the three months ended March 31, 2025, Corebridge did not modify any loans to borrowers experiencing financial difficulty.
There were no loans that defaulted during the three months ended March 31, 2025 and 2024, that had been previously modified with borrowers experiencing financial difficulties.
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
FORTITUDE RE
AGL, and USL have modco agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda. VALIC’s modco agreement with Fortitude Re was recaptured effective January 1, 2025, resulting in a $45 million charge to pre-tax earnings.
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

Corebridge | First Quarter 2025 Form 10-Q 39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	March 31, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available-for-sale	$12,985	$12,985	$13,254	$13,254	Fair value through other comprehensive income
Fixed maturity securities - fair value option	4,911	4,911	4,914	4,914	Fair value through net investment income
Commercial mortgage loans	3,113	2,930	3,224	2,983	Amortized cost
Real estate investments	126	197	158	227	Amortized cost
Private equity funds/hedge funds	1,843	1,843	1,893	1,893	Fair value through net investment income
Policy loans	312	312	315	315	Amortized cost
Short-term Investments	368	368	274	274	Fair value through net investment income
Funds withheld investment assets	23,658	23,546	24,032	23,860
Derivative assets, net(a)	—	—	2	2	Fair value through realized gains (losses)
Other(b)	526	526	429	429	Amortized cost
Total	$24,184	$24,072	$24,463	$24,291
(a)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $0 million and $333 million, respectively, as of March 31, 2025. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $7 million and $182 million, respectively, as of December 31, 2024. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Net investment income - Fortitude Re funds withheld assets	$331	$332
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) Fortitude Re funds withheld assets	4	(164)
Net realized gains (losses) Fortitude Re funds withheld embedded derivatives	(596)	22
Net realized losses on Fortitude Re funds withheld assets	(592)	(142)
Income (loss) before income tax expense (benefit)	(261)	190
Income tax expense (benefit)*	(55)	40
Net income (loss)	(206)	150
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available-for-sale*	163	(116)
Comprehensive income (loss)	$(43)	$34
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

Corebridge | First Quarter 2025 Form 10-Q 40

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
The total reinsurance recoverables as of March 31, 2025 were $26.3 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 95% of the reinsurance recoverables were investment grade, (ii) approximately 5% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended March 31,
(in millions)	2025	2024
Balance, beginning of period	$12	$30
Current period provision for expected credit losses and disputes	(2)	(10)
Write-offs charged against the allowance for credit losses and disputes	—	(2)
Other changes	—	—
Balance, end of period	$10	$18
There were no material recoveries of credit losses previously written off for the three months ended March 31, 2025 or 2024.
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

Corebridge | First Quarter 2025 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
March 31, 2025
Assets:
Bonds available-for-sale	$36	$—	$36
Other bond securities	45	—	45
Equity securities	—	—	—
Mortgage and other loans receivable	—	1,828	1,828
Other invested assets
Alternative investments(a)	2,435	—	2,435
Investment real estate	724	—	724
Short-term investments	148	—	148
Cash	48	—	48
Accrued investment income	2	5	7
Other assets	58	—	58
Total assets(b)	$3,496	$1,833	$5,329
Liabilities:
Debt of consolidated investment entities	$616	$957	$1,573
Other liabilities	74	—	74
Total liabilities	$690	$957	$1,647

December 31, 2024
Assets:
Bonds available-for-sale	$38	$—	$38
Other bond securities	44	—	44
Equity securities	2	—	2
Mortgage and other loans receivable	—	1,919	1,919
Other invested assets
Alternative investments(a)	2,433	—	2,433
Investment real estate	926	—	926
Short-term investments	131	1	132
Cash	75	—	75
Accrued investment income	2	5	7
Other assets	77	—	77
Total assets(b)	$3,728	$1,925	$5,653
Liabilities:
Debt of consolidated investment entities	$658	$977	$1,635
Other liabilities	78	—	78
Total liabilities	$736	$977	$1,713
(a)Composed primarily of investments in real estate joint ventures at March 31, 2025 and December 31, 2024.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At March 31, 2025 and December 31, 2024, the Company had commitments to internal parties of $0.7 billion and $0.7 billion and commitments to external parties of $0.4 billion and $0.4 billion, respectively.

Corebridge | First Quarter 2025 Form 10-Q 42

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Statements of Income (Loss):

	Real Estate and	Securitization
	Investment	and Repackaging
(in millions)	Entities	Vehicles	Total
Three Months Ended March 31, 2025
Total revenue	$28	$18	$46
Net income attributable to noncontrolling interests	$5	$—	$5
Net income attributable to Corebridge	$17	$12	$29
Three Months Ended March 31, 2024
Total revenue	$(63)	$16	$(47)
Net (loss) attributable to noncontrolling interests	$(51)	$—	$(51)
Net income (loss) attributable to Corebridge	$(32)	$9	$(23)
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
March 31, 2025
Real estate and investment entities(a)	$466,538	$5,937	$2,775	$8,712
Total	$466,538	$5,937	$2,775	$8,712
December 31, 2024
Real estate and investment entities(a)	$463,464	$5,837	$2,800	$8,637
Total	$463,464	$5,837	$2,800	$8,637
(a)Composed primarily of hedge funds and private equity funds.
(b)At March 31, 2025 and December 31, 2024, $5.9 billion and $5.8 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
Additionally, Corebridge is a passive investor in certain investment vehicles that securitized certain secured loans, bank loans and residential mortgage loans. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of March 31, 2025, the total VIE assets of these securitizations are $2.7 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.5 billion. As of December 31, 2024, the total VIE assets of these securitizations are $2.6 billion, of which Corebridge’s maximum exposure to loss is $2.5 billion.

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

Corebridge | First Quarter 2025 Form 10-Q 43

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
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$6,969	$319	$10,009	$240	$2,378	$217	$11,853	$414
Foreign exchange contracts	4,466	437	3,519	114	7,062	558	978	46
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	51,888	2,975	39,989	3,598	46,448	2,703	36,575	3,038
Foreign exchange contracts	6,729	515	7,867	411	10,360	713	2,857	222
Equity contracts	55,605	2,281	40,770	815	41,040	3,046	24,117	1,546
Credit contracts(b)	6,880	238	—	—	—	—	5	—
Other contracts(c)	45,370	13	45	2	45,016	13	45	2
Total derivatives, gross	$177,907	$6,778	$102,199	$5,180	$152,304	$7,250	$76,430	$5,268
Counterparty netting(d)		(4,446)		(4,446)		(4,494)		(4,494)
Cash collateral(e)		(1,950)		(628)		(2,563)		(664)
Total derivatives on Condensed Consolidated Balance Sheets(f)		$382		$106		$193		$110
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
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. The fair value of assets related to bifurcated embedded derivatives were both zero at March 31, 2025 and December 31, 2024. The fair value of liabilities related to bifurcated embedded derivatives was $12.3 billion and $11.8 billion at March 31, 2025 and December 31, 2024, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components; bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.

Corebridge | First Quarter 2025 Form 10-Q 44

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	March 31, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$21	$15	$—	$—	$2,126	$21	$—	$—
Total derivatives with third parties	177,886	6,763	102,199	5,180	150,178	7,229	76,430	5,268
Total derivatives, gross	$177,907	$6,778	$102,199	$5,180	$152,304	$7,250	$76,430	$5,268
As of March 31, 2025 and December 31, 2024, the following amounts were recorded on the Condensed Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	March 31, 2025		December 31, 2024
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available-for-sale, at fair value	$7,645	$—	$6,910	$—
Commercial mortgage and other loans(a)	$—	$(21)	$—	$(21)
Policyholder contract deposits(b)	$(9,362)	$—	$(8,759)	$88
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
Collateral posted by us to third parties for derivative transactions was $1.6 billion and $1.4 billion at March 31, 2025 and December 31, 2024, respectively. No collateral was posted by us to related parties for derivative transactions at March 31, 2025 and December 31, 2024, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.2 billion and $2.7 billion at March 31, 2025 and December 31, 2024, respectively. Collateral provided to us from related parties for derivative transactions was $16 million and $21 million at March 31, 2025 and December 31, 2024, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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

Corebridge | First Quarter 2025 Form 10-Q 45

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
In 2022, we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances. For the three months ended March 31, 2025 and 2024, $7 million and $7 million, respectively, has been reclassified into Interest expense. The remaining amount in AOCI, of $139 million, will be reclassified into Interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
For additional information related to the debt issuances, see Note 15 to the Consolidated Financial Statements.
We also designated certain interest rate swaps as cash flow hedges of floating-rate investment assets. Related to such swaps, for the three months ended March 31, 2025, we recognized derivative gains (losses) of $182 million in AOCI and $(14) million in net investment income. For the three months ended March 31, 2024, we recognized derivative gains (losses) of $(18) million in AOCI and $(3) million in net investment income. As it relates to such hedges, we do not expect any reclassifications into net investment income over the next 12 months and there are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the three months ended March 31, 2025 and 2024 of $(4) million and $2 million, respectively, included in Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Three Months Ended March 31, 2025
Interest rate contracts:
Interest credited to policyholder account balances	$86	$—	$(88)	$(2)
Net investment income	—	—	—	—
Foreign exchange contracts:
Realized gains (losses)	$(264)	$147	$264	$147
Three Months Ended March 31, 2024
Interest rate contracts:
Interest credited to policyholder account balances	$(59)	$—	$65	$6
Net investment income	—	—	—	—
Foreign exchange contracts:
Realized gains (losses)	$144	$(11)	$(144)	$(11)
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Includes gains and losses with related parties for the three months ended March 31, 2025 and 2024.
(c)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

Corebridge | First Quarter 2025 Form 10-Q 46

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended March 31,
(in millions)	2025	2024
By Derivative Type:
Interest rate contracts	$(22)	$(367)
Foreign exchange contracts	(219)	224
Equity contracts	(454)	189
Credit contracts	(69)	23
Other contracts	16	16
Embedded derivatives	246	(562)
Fortitude Re funds withheld embedded derivative	(596)	22
Total(a)	$(1,098)	$(455)
By Classification:
Policy fees	$15	$15
Net investment income (loss) - Fortitude Re funds withheld assets	(2)	5
Net realized gains (losses) - excluding Fortitude Re funds withheld assets(b)	(728)	298
Net realized gains (losses) on Fortitude Re funds withheld assets	25	(95)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	(596)	22
Policyholder benefits	(2)	—
Change in the Fair value of market risk benefits(c)	190	(700)
Total(a)	$(1,098)	$(455)
(a)Includes gains (losses) with related parties of $0.0 million and $(13) million for the three months ended March 31, 2025 and 2024, respectively.
(b)Includes a $5 million gain related to the sale of AIG Life U.K., reported in net (gain) loss on divestitures for the three months ended March 31, 2024.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were both zero at March 31, 2025 and December 31, 2024. These securities have par amounts of $25 million and $25 million at March 31, 2025 and December 31, 2024, respectively, and have remaining stated maturity dates that extend to 2052.

Corebridge | First Quarter 2025 Form 10-Q 47

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
DAC for all contracts, except for those with limited to no exposure to policyholder behavior risk, (i.e., certain investment contracts), is grouped and amortized on a constant level basis (i.e., approximating straight line amortization with adjustments for expected terminations) over the expected term of the related contracts.
The following table presents a rollforward of deferred policy acquisition costs related to long-duration contracts for the three months ended March 31, 2025 and 2024:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
DAC:
Balance at January 1, 2025	$5,010	$1,049	$4,127	$95	$10,281
Capitalization	193	19	90	8	310
Amortization expense	(164)	(22)	(85)	(4)	(275)
Other, including foreign exchange	—	—	—	—	—
Balance at March 31, 2025*	$5,039	$1,046	$4,132	$99	$10,316

Balance at January 1, 2024	$4,777	$1,055	$4,092	$70	$9,994
Capitalization	170	22	135	13	340
Amortization expense	(149)	(21)	(93)	(3)	(266)
Other, including foreign exchange	—	—	(7)	—	(7)
Reclassified to Assets held-for-sale	—	—	(27)	—	(27)
Balance at March 31, 2024*	$4,798	$1,056	$4,100	$80	$10,034
*    Excludes value of business acquired (“VOBA”) of $12 million and $15 million at Balance at March 31, 2025 and 2024, respectively.
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
The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31,	2025			2024
	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
(in millions)
Balance, beginning of year	$288	$152	$440	$333	$164	$497
Capitalization	1	—	1	1	—	1
Amortization expense	(12)	(3)	(15)	(13)	(3)	(16)
Balance, end of period	$277	$149	$426	$321	$161	$482
Other reconciling items*			1,711			1,660
Other assets, including restricted cash			$2,137			$2,142
*Other reconciling items include prepaid expenses, goodwill, intangible assets and any similar items.

Corebridge | First Quarter 2025 Form 10-Q 48

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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.
The following table presents fair value of separate account investment options:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
March 31, 2025
Equity funds	$25,415	$27,817	$881	$651	$54,764
Bond funds	3,975	3,162	47	1,331	8,515
Balanced funds	16,348	5,501	53	2,144	24,046
Money market funds	674	900	15	156	1,745
Total	$46,412	$37,380	$996	$4,282	$89,070

December 31, 2024
Equity funds	$26,822	$30,097	$945	$676	$58,540
Bond funds	4,092	3,070	46	1,302	8,510
Balanced funds	17,230	5,666	53	2,207	25,156
Money market funds	674	839	15	154	1,682
Total	$48,818	$39,672	$1,059	$4,339	$93,888

Corebridge | First Quarter 2025 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Separate Account Assets and Liabilities
The following table presents the balances and changes in separate account liabilities:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Three Months Ended March 31, 2025
Separate accounts balance, beginning of year	$48,818	$39,672	$1,059	$4,339	$93,888
Premiums and deposits	334	358	8	32	732
Policy charges	(299)	(116)	(12)	(27)	(454)
Surrenders and withdrawals	(1,314)	(1,024)	(12)	(78)	(2,428)
Benefit payments	(230)	(164)	(3)	(3)	(400)
Investment performance	(914)	(1,238)	(44)	14	(2,182)
Net transfers from (to) general account and other	17	(108)	—	5	(86)
Separate accounts balance, end of period	$46,412	$37,380	$996	$4,282	$89,070
Cash surrender value*	$45,554	$37,288	$976	$4,284	$88,102

Three Months Ended March 31, 2024
Separate accounts balance, beginning of year	$47,893	$38,188	$932	$3,992	$91,005
Premiums and deposits	294	340	9	69	712
Policy charges	(288)	(115)	(12)	(24)	(439)
Surrenders and withdrawals	(1,193)	(1,052)	(9)	(31)	(2,285)
Benefit payments	(239)	(154)	(2)	(5)	(400)
Investment performance	3,451	2,934	98	139	6,622
Net transfers from (to) general account and other	20	(76)	—	14	(42)
Separate accounts balance, end of period	$49,938	$40,065	$1,016	$4,154	$95,173
Cash surrender value*	$48,975	$39,865	$995	$4,150	$93,985
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

Corebridge | First Quarter 2025 Form 10-Q 50

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Three Months Ended March 31, 2025
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,287	$—	$871	$9,158
Effect of changes in discount rate assumptions (AOCI)	—	—	797	—	61	858
Reclassification due to reinsurance recapture	—	—	—	—	—	—
Beginning balance at original discount rate	—	—	9,084	—	932	10,016
Effect of actual variances from expected experience	—	—	(1)	—	—	(1)
Adjusted beginning of year balance	—	—	9,083	—	932	10,015
Issuances	—	—	154	—	—	154
Interest accrual	—	—	89	—	10	99
Net premium collected	—	—	(260)	—	(27)	(287)
Other	—	—	—	—	—	—
Ending balance at original discount rate	—	—	9,066	—	915	9,981
Effect of changes in discount rate assumptions (AOCI)	—	—	(686)	—	(50)	(736)
Balance, end of period	$—	$—	$8,380	$—	$865	$9,245

Present value of expected future policy benefits
Balance, beginning of year	$1,333	$202	$16,947	$19,487	$19,040	$57,009
Effect of changes in discount rate assumptions (AOCI)	165	3	1,720	3,206	1,536	6,630
Reclassification due to reinsurance recapture	—	102	—	259	(361)	—
Beginning balance at original discount rate	1,498	307	18,667	22,952	20,215	63,639
Effect of actual variances from expected experience(a)	(13)	2	2	5	(10)	(14)
Adjusted beginning of year balance	1,485	309	18,669	22,957	20,205	63,625
Issuances	26	3	153	490	1	673
Interest accrual	14	4	200	238	239	695
Benefit payments	(35)	(11)	(395)	(340)	(369)	(1,150)
Foreign exchange impact	—	—	—	288	—	288
Other	(1)	(2)	—	—	(1)	(4)
Ending balance at original discount rate	1,489	303	18,627	23,633	20,075	64,127
Effect of changes in discount rate assumptions (AOCI)	(145)	1	(1,482)	(3,404)	(1,235)	(6,265)
Balance, end of period	$1,344	$304	$17,145	$20,229	$18,840	$57,862
Net liability for future policy benefits, end of period	1,344	304	8,765	20,229	17,975	48,617
Liability for future policy benefits for certain participating contracts	—	—	12	—	1,250	1,262
Liability for universal life policies(b)	—	—	4,095	—	54	4,149
Deferred profit liability	57	23	23	1,615	790	2,508
Other reconciling items(c)	29	—	429	—	92	550
Future policy benefits for life and accident and health insurance contracts	1,430	327	13,324	21,844	20,161	57,086
Less: Reinsurance recoverable:	(4)	—	(665)	(40)	(20,161)	(20,870)
Net liability for future policy benefits after reinsurance recoverable	$1,426	$327	$12,659	$21,804	$—	$36,216
Weighted average liability duration of the liability for future policy benefits (years)(d)	7.4	6.0	10.7	11.0	10.7

Corebridge | First Quarter 2025 Form 10-Q 51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Three Months Ended March 31, 2024
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,379	$—	$973	$9,352
Effect of changes in discount rate assumptions (AOCI)	—	—	1,482	—	44	1,526
Reclassified to Liabilities held-for-sale	—	—	4,287	—	—	4,287
Beginning balance at original discount rate	—	—	14,148	—	1,017	15,165
Effect of actual variances from expected experience	—	—	(13)	—	—	(13)
Adjusted beginning of year balance	—	—	14,135	—	1,017	15,152
Issuances	—	—	353	—	—	353
Interest accrual	—	—	117	—	11	128
Net premium collected	—	—	(381)	—	(29)	(410)
Foreign exchange impact	—	—	(46)	—	—	(46)
Other	—	—	(4)	—	—	(4)
Ending balance at original discount rate	—	—	14,174	—	999	15,173
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,621)	—	(57)	(1,678)
Reclassified to Liabilities held-for-sale	—	—	(4,247)	—	—	(4,247)
Balance, end of period	$—	$—	$8,306	$—	$942	$9,248

Present value of expected future policy benefits
Balance, beginning of year	$1,353	$217	$17,531	$18,482	$20,654	$58,237
Effect of changes in discount rate assumptions (AOCI)	132	(3)	2,745	1,906	437	5,217
Reclassified to Liabilities held-for-sale	—	—	5,119	—	—	5,119
Beginning balance at original discount rate	1,485	214	25,395	20,388	21,091	68,573
Effect of actual variances from expected experience(a)	(6)	(1)	(7)	—	(9)	(23)
Adjusted beginning of year balance	1,479	213	25,388	20,388	21,082	68,550
Issuances	34	5	350	1,726	2	2,117
Interest accrual	16	3	236	217	252	724
Benefit payments	(33)	(7)	(458)	(283)	(370)	(1,151)
Foreign exchange impact	—	—	(61)	(82)	—	(143)
Other	—	—	(3)	—	(3)	(6)
Ending balance at original discount rate	1,496	214	25,452	21,966	20,963	70,091
Effect of changes in discount rate assumptions (AOCI)	(153)	—	(3,149)	(2,347)	(959)	(6,608)
Reclassified to Liabilities held-for-sale	—	—	(5,078)	—	—	(5,078)
Balance, end of period	$1,343	$214	$17,225	$19,619	$20,004	$58,405
Net liability for future policy benefits, end of period	1,343	214	8,919	19,619	19,062	49,157
Liability for future policy benefits for certain participating contracts	—	—	13	—	1,289	1,302
Liability for universal life policies(b)	—	—	3,917	—	55	3,972
Deferred profit liability	78	9	20	1,595	850	2,552
Other reconciling items(c)	31	—	477	—	96	604
Future policy benefits for life and accident and health insurance contracts	1,452	223	13,346	21,214	21,352	57,587
Less: Reinsurance recoverable:	(4)	—	(714)	(37)	(21,352)	(22,107)
Net liability for future policy benefits after reinsurance recoverable	$1,448	$223	$12,632	$21,177	$—	$35,480

Weighted average liability duration of the liability for future policy benefits (years)(d)(e)	7.7	6.7	12.6	12.2	11.2

Corebridge | First Quarter 2025 Form 10-Q 52

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
For the three months ended March 31, 2025, and 2024 in the traditional and term life insurance block, capping of net premium ratios at 100% caused a (credit)/charge to net income of $0 million, and $(1) million, respectively. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Three Months Ended March 31,
(in millions)		2025	2024
Individual Retirement	Undiscounted expected future benefits and expense	$2,142	$2,156
	Undiscounted expected future gross premiums	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$438	$309
	Undiscounted expected future gross premiums	$—	$—
Life Insurance (a)	Undiscounted expected future benefits and expense	$30,663	$40,741
	Undiscounted expected future gross premiums	$21,252	$30,656
	Discounted expected future gross premiums (at current discount rate)	$14,159	$20,019
Institutional Markets	Undiscounted expected future benefits and expense	$44,348	$42,519
	Undiscounted expected future gross premiums	$—	$—
Corporate and other (b)	Undiscounted expected future benefits and expense	$40,515	$42,701
	Undiscounted expected future gross premiums	$1,932	$2,106
	Discounted expected future gross premiums (at current discount rate)	$1,297	$1,399
(a)    March 31, 2024 includes balances related to AIG Life U.K. that have been reclassified to Liabilities held-for-sale in the Condensed Consolidated Balance Sheets at March 31, 2024.
(b)    Represents activity ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums		Interest Accretion
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2025	2024	2025	2024
Individual Retirement	$24	$39	$14	$16
Group Retirement	4	5	4	3
Life Insurance	455	618	111	119
Institutional Markets	509	1,805	238	217
Corporate and Other	48	52	229	241
Total	$1,040	$2,519	$596	$596
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

March 31, 2025
Weighted-average interest rate, original discount rate	3.88%	5.29%	4.70%	4.31%	4.88%
Weighted-average interest rate, current discount rate	5.34%	5.22%	5.51%	5.68%	5.49%
March 31, 2024
Weighted-average interest rate, original discount rate *	3.79%	5.13%	4.12%	4.25%	4.86%
Weighted-average interest rate, current discount rate *	5.27%	5.24%	5.28%	5.19%	5.32%
*    Weighted-average interest rates for Life Insurance include balances that have been reclassified to Liabilities held-for-sale.
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

Corebridge | First Quarter 2025 Form 10-Q 53

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
The following table presents the balances and changes in the liability for universal life policies:

	Three Months Ended March 31,
	2025			2024
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$4,034	$54	$4,088	$3,731	$55	$3,786
Effect of changes in experience	152	(1)	151	109	(1)	108
Adjusted beginning balance	$4,186	$53	$4,239	$3,840	$54	$3,894
Assessments	163	—	163	145	—	145
Excess benefits paid	(328)	—	(328)	(232)	—	(232)
Interest accrual	39	1	40	38	1	39
Other	2	—	2	—	—	—
Changes related to unrealized appreciation (depreciation) of investments	33	—	33	126	—	126
Balance, end of period	$4,095	$54	$4,149	$3,917	$55	$3,972
Less: Reinsurance recoverable	(152)	(54)	(206)	(172)	(55)	(227)
Balance, end of period, net of Reinsurance recoverable	$3,943	$—	$3,943	$3,745	$—	$3,745
Weighted average duration of liability *	24.5	8.8		25.3	9.1
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
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies:

	Gross Assessments		Interest Accretion
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2025	2024	2025	2024
Life Insurance	$276	$248	$39	$38
Corporate and Other	9	10	1	1
Total	$285	$258	$40	$39
The following table presents the calculation of weighted average interest rate for the liability for universal life policies:

March 31,	2025		2024
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	4.08%	4.20%	3.92%	4.20%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

Corebridge | First Quarter 2025 Form 10-Q 54

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits
The following table presents details concerning our universal life policies:

	Three Months Ended March 31,
(in millions, except for attained age of contract holders)	2025	2024
Account value	$4,054	$3,773
Net amount at risk	$76,533	$73,092
Average attained age of contract holders	53	53

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

Corebridge | First Quarter 2025 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)
Three Months Ended March 31, 2025
Policyholder contract deposits account balance, beginning of year	$105,529	$39,246	$10,338	$18,026	$3,076	$176,215
Reclassification due to reinsurance recapture	—	—	—	14	(14)	—
Deposits	4,722	1,143	406	1,445	10	7,726
Policy charges	(202)	(124)	(375)	(18)	(14)	(733)
Surrenders and withdrawals	(3,802)	(2,109)	(65)	(78)	(20)	(6,074)
Benefit payments	(964)	(503)	(65)	(362)	(70)	(1,964)
Net transfers from (to) separate account	1,334	1,023	11	64	—	2,432
Interest credited	1,013	304	118	217	36	1,688
Other	—	—	17	(7)	—	10
Policyholder contract deposits account balance, end of period	107,630	38,980	10,385	19,301	3,004	179,300
Other reconciling items(b)	(2,831)	(334)	103	74	—	(2,988)
Policyholder contract deposits	$104,799	$38,646	$10,488	$19,375	$3,004	$176,312
Weighted average crediting rate	3.27%	3.15%	4.33%	4.75%	4.85%
Cash surrender value(c)	$100,459	$38,060	$9,191	$2,598	$1,570	$151,878

Three Months Ended March 31, 2024
Policyholder contract deposits account balance, beginning of year	$94,896	$41,299	$10,231	$13,649	$3,333	$163,408
Deposits	4,878	1,349	407	798	11	7,443
Policy charges	(186)	(122)	(377)	(17)	(15)	(717)
Surrenders and withdrawals	(4,600)	(2,466)	(73)	(31)	(21)	(7,191)
Benefit payments	(761)	(494)	(79)	(181)	(79)	(1,594)
Net transfers from (to) separate account	1,248	1,024	5	(27)	—	2,250
Interest credited	816	303	121	157	40	1,437
Other	(3)	2	6	(11)	3	(3)
Policyholder contract deposits account balance, end of period	96,288	40,895	10,241	14,337	3,272	165,033
Other reconciling items(b)	(1,225)	(192)	134	33	—	(1,250)
Policyholder contract deposits	$95,063	$40,703	$10,375	$14,370	$3,272	$163,783
Weighted average crediting rate	2.86%	3.05%	4.39%	4.59%	4.98%
Cash surrender value(c)	$89,795	$39,746	$9,042	$2,585	$1,696	$142,864
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), and thus, did not impact the ending balance of policyholder contract deposits.
(b)Reconciling items principally relate to MRBs that are bifurcated and reported separately, and changes in the fair value of embedded derivatives of $(222) million, and $452 million that are recorded in policyholder contract deposits as of March 31, 2025, and 2024, respectively.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs do not have a cash surrender value).
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 14.

Corebridge | First Quarter 2025 Form 10-Q 56

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

March 31, 2025	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$5,866	$1,161	$34,402	$41,429
> 1% - 2%	2,989	41	1,055	4,085
> 2% - 3%	7,303	140	2,910	10,353
> 3% - 4%	5,603	34	4	5,641
> 4% - 5%	404	—	4	408
> 5%	31	—	3	34
Total	$22,196	$1,376	$38,378	$61,950
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,000	$1,516	$8,881	$12,397
> 1% - 2%	3,239	534	828	4,601
> 2% - 3%	10,426	351	128	10,905
> 3% - 4%	541	—	—	541
> 4% - 5%	6,239	—	—	6,239
> 5%	130	—	—	130
Total	$22,575	$2,401	$9,837	$34,813
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	111	364	475
> 2% - 3%	12	177	1,723	1,912
> 3% - 4%	1,171	420	24	1,615
> 4% - 5%	2,696	—	—	2,696
> 5%	207	—	—	207
Total	$4,086	$708	$2,111	$6,905
Total*	$48,857	$4,485	$50,326	$103,668
Percentage of total	47%	4%	49%	100%

Corebridge | First Quarter 2025 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds

March 31, 2024		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$6,251	$1,917	$28,202	$36,370
	> 1% - 2%	3,556	21	1,490	5,067
	> 2% - 3%	7,653	11	1,407	9,071
	> 3% - 4%	6,342	36	5	6,383
	> 4% - 5%	424	—	4	428
	> 5%	32	—	3	35
	Total	$24,258	$1,985	$31,111	$57,354
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,133	$1,895	$7,672	$11,700
	> 1% - 2%	3,597	1,126	670	5,393
	> 2% - 3%	11,686	215	110	12,011
	> 3% - 4%	603	—	—	603
	> 4% - 5%	6,579	—	—	6,579
	> 5%	141	—	—	141
	Total	$24,739	$3,236	$8,452	$36,427
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	110	365	475
	> 2% - 3%	9	1,072	856	1,937
	> 3% - 4%	1,190	482	7	1,679
	> 4% - 5%	2,820	—	—	2,820
	> 5%	214	—	—	214
	Total	$4,233	$1,664	$1,228	$7,125
Total*		$53,230	$6,885	$40,791	$100,906
Percentage of total		53%	7%	40%	100%
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

Corebridge | First Quarter 2025 Form 10-Q 58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents a rollforward of the unearned revenue reserve for the three months ended March 31, 2025 and 2024:

	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Three Months Ended March 31, 2025
Balance, beginning of year	$1,821	$1	$84	$1,906
Revenue deferred	41	1	—	42
Amortization	(28)	—	(2)	(30)
Balance, end of period	$1,834	$2	$82	$1,918
Other reconciling items*				971
Other policyholder funds				$2,889

Three Months Ended March 31, 2024
Balance, beginning of year	$1,770	$1	$94	$1,865
Revenue deferred	40	—	—	40
Amortization	(28)	—	(2)	(30)
Balance, end of period	$1,782	$1	$92	$1,875
Other reconciling items*				989
Other policyholder funds				$2,864
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

Corebridge | First Quarter 2025 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following table presents the balances of and changes in MRBs:

	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Three Months Ended March 31, 2025
Balance, beginning of year	$4,066	$278	$4,344
Effect of changes in our own credit risk	(811)	(69)	(880)
Balance, beginning of year, before effect of changes in our own credit risk	$3,255	$209	$3,464
Issuances	165	8	173
Interest accrual	40	3	43
Attributed fees	180	15	195
Expected claims	(16)	—	(16)
Effect of changes in interest rates	255	18	273
Effect of changes in interest rate volatility	(18)	(1)	(19)
Effect of changes in equity markets	152	25	177
Effect of changes in equity index volatility	(41)	—	(41)
Actual outcome different from model expected outcome	67	(20)	47
Effect of changes in future expected policyholder behavior	—	1	1
Effect of changes in other future expected assumptions	2	—	2
Other, including foreign exchange	—	2	2
Balance, end of period before effect of changes in our own credit risk	4,041	260	4,301
Effect of changes in our own credit risk	868	72	940
Balance, end of period	4,909	332	5,241
Less: Reinsured MRB, end of period	(53)	—	(53)
Net Liability Balance after reinsurance recoverable	$4,856	$332	$5,188
Net amount at risk
GMDB only	$681	$127	$808
GMWB only	$306	$25	$331
Combined*	$617	$15	$632
Weighted average attained age of contract holders	71	64

Three Months Ended March 31, 2024
Balance, beginning of year	$4,562	$308	$4,870
Effect of changes in our own credit risk	(1,072)	(88)	(1,160)
Balance, beginning of year, before effect of changes in our own credit risk	$3,490	$220	$3,710
Issuances	123	10	133
Interest accrual	45	3	48
Attributed fees	174	15	189
Expected claims	(18)	—	(18)
Effect of changes in interest rates	(474)	(38)	(512)
Effect of changes in interest rate volatility	(14)	—	(14)
Effect of changes in equity markets	(529)	(50)	(579)
Effect of changes in equity index volatility	(15)	—	(15)
Actual outcome different from model expected outcome	(63)	3	(60)
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	(5)	(1)	(6)
Other, including foreign exchange	—	(2)	(2)
Balance, end of period before effect of changes in our own credit risk	2,714	160	2,874
Effect of changes in our own credit risk	1,100	89	1,189
Balance, end of period	3,814	249	4,063
Less: Reinsured MRB, end of period	(68)	—	(68)
Net liability balance after reinsurance recoverable	$3,746	$249	$3,995
Net amount at risk
GMDB only	$623	$136	$759
GMWB only	$128	$12	$140
Combined*	$576	$13	$589
Weighted average attained age of contract holders	71	64

*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

Corebridge | First Quarter 2025 Form 10-Q 60

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	March 31, 2025			March 31, 2024
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$959	$5,815	$4,856	$968	$4,714	$3,746
Group Retirement	192	524	332	204	453	249
Total	$1,151	$6,339	$5,188	$1,172	$5,167	$3,995
*Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 4.

15. Debt
On May 12, 2022, Corebridge Parent entered into the Revolving Credit Agreement (the “2022 Revolving Credit Agreement”). At December 31, 2024 there were no loans outstanding under the 2022 Revolving Credit Agreement. On March 26, 2025 the 2022 Revolving Credit Agreement was terminated without penalty.
On March 26, 2025, Corebridge Parent entered into the Revolving Credit Agreement (the “2025 Revolving Credit Agreement”). The 2025 Revolving Credit Agreement replaces the 2022 Revolving Credit Agreement scheduled to mature in 2027. The 2025 Revolving Credit Agreement provides for a five year total commitment of $3.0 billion revolving credit facility. Under circumstances described in the 2025 Revolving Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the 2025 Revolving Credit Agreement of $3.5 billion. Loans under the 2025 Revolving Credit Agreement will mature on March 26, 2030. Under the 2025 Revolving Credit Agreement, the applicable rate, commitment fee and letter of credit fee were determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) with respect to loans in US Dollars, an alternative base rate plus an applicable margin or the adjusted Term SOFR Rate plus an applicable margin, (ii) with respect to loans in Euros, the adjusted European Union Interbank Offer Rate (“EURIBOR”) plus an applicable margin, (iii) with respect to loans in Pounds Sterling, the adjusted Daily Simple Sterling Overnight Index Average (“SONIA”) Rate plus an applicable margin and (iv) with respect to loans in Japanese Yen, the adjusted Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin.

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

Corebridge | First Quarter 2025 Form 10-Q 61

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
While the Moriarty appeal was pending, the Ninth Circuit issued a published decision in Small v. Allianz Life Insurance Co. of North America, a related case presenting a substantially identical issue. The Ninth Circuit’s decision in Small squarely rejected the theory that the plaintiffs had advanced in that case and in Moriarty and embraced the argument, made by insurers, that any policyholder or beneficiary suing based on supposed breaches of Sections 10113.71 and 10113.72 must prove that the breaches actually caused them harm, for instance by resulting in missed payments or the lapse of the policy. On January 6, 2025, the parties in Moriarty, at the Ninth Circuit’s request, submitted simultaneous supplemental briefing on Small’s effect on the litigation, with AGL taking the position that Small fully disposes of the appeal in its favor and requires vacatur of the summary-judgment order in Plaintiff’s favor. The plaintiff in Small filed a petition for panel rehearing and rehearing en banc on January 23, 2025. The Ninth Circuit denied the Small petition for rehearing on February 19, 2025, and the mandate in that case was issued on February 27, 2025. On March 4, 2025 the panel in Moriarty issued a memorandum disposition without hearing oral argument, vacating the district court’s summary-judgment order and remanding for further proceedings. The panel’s short opinion principally relies on the Ninth Circuit’s decision in Small. The panel also denied Plaintiff’s request to certify a question to the California Supreme Court. On April 8, 2025, Plaintiff filed a petition for panel rehearing or rehearing en banc. Like the plaintiff in Small, Plaintiff asked the full Ninth Circuit to grant rehearing in order to reconsider Small, or, alternatively, to certify a question to the California Supreme Court.
In addition, in Pitt v. Metropolitan Tower Life Insurance Co., a case presenting a distinct question about whether the statutes apply to life insurance policies initially issued and delivered in a state other than California, the Ninth Circuit has certified that extraterritoriality question to the California Supreme Court. The Plaintiff in Moriarty filed an amicus letter in Pitt urging the California Supreme Court to accept review of that extraterritoriality question, as well as the distinct causation question at issue in Moriarty. The insurer in Pitt prepared a reply letter urging rejection of that proposal, which was filed on March 24, 2025.
AGL is also defending other actions in California involving similar issues. Wong v. American General Life Insurance Co. (C.D. Cal.) was filed in state court on July 31, 2024, and removed to federal court on September 4, 2024. Gevorgyan v. American General Life Insurance Co. (C.D. Cal.) was filed in state court on January 17, 2025, and removed to federal court on March 27, 2025. Delgado v. American General Life Insurance Co. (C.D. Cal.) was filed in federal court on March 7, 2025. People of the State of California v. American General Life Insurance Co., et al. (Cal. Superior Court, San Diego County) was filed on October 17, 2024, against AGL, Lincoln Benefit Life Co., Everlake Life Insurance Co., and Transamerica Life Insurance Co., seeking civil penalties and equitable relief under California Business & Professions Code §§ 17200 et seq. On January 27, 2025, AGL filed a demurrer to the complaint. That demurrer is set for a hearing on June 13, 2025.
These cases are in the early stages, and AGL expects their progress will be influenced by future developments in Moriarty and cases against other insurers involving the same insurance statutes. AGL has accrued its current estimate of probable loss with respect to these litigation matters.

Corebridge | First Quarter 2025 Form 10-Q 62

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Contingencies, Commitments and Guarantees
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $4.2 billion at March 31, 2025.
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
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which American Home Assurance Company (“AHAC”) or National Union Fire Insurance Company of Pittsburgh, PA (“NUFIC”) has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the three months ended March 31, 2025 or 2024.
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

Corebridge | First Quarter 2025 Form 10-Q 63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity

17. Equity
COMMON STOCK
The following table presents a rollforward of outstanding shares:

Three Months Ended March 31, 2025	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	650,189,849	(88,704,816)	561,485,033
Shares issued under long-term incentive compensation plans	—	1,560,923	1,560,923
Shares repurchased	—	(9,942,409)	(9,942,409)
Shares, end of period	650,189,849	(97,086,302)	553,103,547
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
From April 1, 2025 to May 1, 2025, we repurchased approximately 3.0 million shares of Corebridge Parent common stock for an aggregate purchase price of approximately $84 million, leaving approximately $2.3 billion under the share repurchase authorizations as of May 1, 2025.
RETAINED EARNINGS
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

February 12, 2025	March 17, 2025	March 31, 2025	$0.24
Dividends Declared
On May 5, 2025, the Company declared a cash dividend on Corebridge Parent common stock of $0.24 per share, payable on June 30, 2025 to shareholders of record at close of business on June 16, 2025.

Corebridge | First Quarter 2025 Form 10-Q 64

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Balance, December 31, 2024, net of tax	$(43)	$(16,229)	$(690)	$3,342	$(46)	$(17)	$2	$(13,681)
Change in unrealized depreciation of investments	16	2,003	—	—	—	—	—	2,019
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(60)	—	—	—	—	(60)
Change in discount rates assumptions of certain liabilities	—	—	—	50	—	—	—	50
Change in future policy benefits and other	—	(32)	—	—	—	—	—	(32)
Change in cash flow hedges	—	—	—	—	175	—	—	175
Change in foreign currency translation adjustments	—	—	—	—	—	5	—	5
Change in deferred tax asset (liability)	(3)	(487)	13	(10)	(38)	—	—	(525)
Total other comprehensive income (loss)	13	1,484	(47)	40	137	5	—	1,632
Less: Noncontrolling interests	—	—	—	—	—	—	—	—
Balance, March 31, 2025, net of tax	$(30)	$(14,745)	$(737)	$3,382	$91	$(12)	$2	$(12,049)
Balance, December 31, 2023, net of tax	$(79)	$(14,650)	$(909)	$2,095	$146	$(63)	$2	$(13,458)
Change in unrealized depreciation of investments *	45	(1,120)	—	—	—	—	—	(1,075)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(29)	—	—	—	—	(29)
Change in discount rates assumptions of certain liabilities	—	—	—	695	—	—	—	695
Change in future policy benefits and other	—	(127)	—	—	—	—	—	(127)
Change in cash value hedges	—	—	—	—	(25)	—	—	(25)
Change in foreign currency translation adjustments	—	—	—	—	—	(4)	—	(4)
Change in deferred tax asset (liability)	(10)	71	6	(152)	5	1	—	(79)
Total other comprehensive income (loss)	35	(1,176)	(23)	543	(20)	(3)	—	(644)
Other	—	(39)	—	—	1	—	—	(38)
Less: Noncontrolling interests	—	—	—	—	—	(1)	—	(1)
Balance, March 31, 2024, net of tax	$(44)	$(15,865)	$(932)	$2,638	$127	$(65)	$2	$(14,139)
* Includes the change in net unrealized gains and losses attributable to held-for-sale businesses at March 31, 2024 and December 31, 2023.

Corebridge | First Quarter 2025 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
The following table presents the OCI reclassification adjustments for the three months ended March 31, 2025 and 2024, respectively:

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Three Months Ended March 31, 2025
Unrealized change arising during period	$15	$1,816	$(60)	$83	$175	$5	$—	$2,034
Less: Reclassification adjustments included in net income	(1)	(155)	—	33	—	—	—	(123)
Total other comprehensive income (loss), before income tax expense (benefit)	16	1,971	(60)	50	175	5	—	2,157
Less: Income tax expense (benefit)	3	487	(13)	10	38	—	—	525
Total other comprehensive income (loss), net of income tax expense (benefit)	$13	$1,484	$(47)	$40	$137	$5	$—	$1,632
Three Months Ended March 31, 2024
Unrealized change arising during period	$39	$(1,583)	$(29)	$695	$(25)	$(4)	$—	$(907)
Less: Reclassification adjustments included in net income	(6)	(336)	—	—	—	—	—	(342)
Total other comprehensive income (loss), before income tax expense (benefit)	45	(1,247)	(29)	695	(25)	(4)	—	(565)
Less: Income tax expense (benefit)	10	(71)	(6)	152	(5)	(1)	—	79
Total other comprehensive income (loss), net of income tax expense (benefit)	$35	$(1,176)	$(23)	$543	$(20)	$(3)	$—	$(644)
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
(in millions)	2025	2024
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(1)	$(6)	Net realized gains (losses)
Total	$(1)	$(6)
Unrealized appreciation (depreciation) of all other investments
Investments	$(155)	$(336)	Net realized gains (losses)
Total	$(155)	$(336)
Effect of changes in the discount rates used to measure traditional and limited-payment long duration insurance contracts
Reinsurance recapture	$33	$—	Policyholder benefits
Total	$33	$—
Total reclassifications for the period	$(123)	$(342)
*The following items are not reclassified out of AOCI and included in the Condensed Consolidated Statements of Income (Loss) and thus have been excluded from the table:(a) Change in fair value of MRBs attributable to changes in our own credit risk; and (b) Change in the discount rates used to measure traditional and limited-payment long-duration insurance contracts.

Corebridge | First Quarter 2025 Form 10-Q 66

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
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Three Months Ended March 31,
(in millions)	2025	2024
Beginning balance	$864	$869
Net income (loss) attributable to redeemable noncontrolling interest	7	(51)
Other comprehensive income (loss), net of tax	—	(1)
Changes in noncontrolling interests due to divestitures and acquisitions	—	1
Contributions from noncontrolling interests	8	21
Distributions to noncontrolling interests	(20)	(29)
Other	(3)	—
Ending balance	$856	$810
Refer to Note 8 for additional information related to Variable Interest Entities.

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
The following table presents the computation of basic and diluted EPS for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions, except per common share data)	2025	2024
Numerator for EPS:
Net income (loss)	$(657)	$827
Less: Net income (loss) attributable to noncontrolling interests	7	(51)
Net income (loss) attributable to Corebridge	$(664)	$878

Denominator for EPS:
Weighted average common shares outstanding - basic	558.0	624.0
Dilutive common shares	—	0.9
Weighted average common shares outstanding - diluted	558.0	624.9

Income per common share attributable to Corebridge common shareholders
Common stock - basic	$(1.19)	$1.41
Common stock - diluted	$(1.19)	$1.41
*Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 0.4 million and 0.4 million for the three months ended March 31, 2025 and 2024, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

Corebridge | First Quarter 2025 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Income Taxes

19. Income Taxes
RECENT TAX LAW CHANGES
The Inflation Reduction Act of 2022 (H.R. 5376), (the “Inflation Reduction Act”) includes a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period and a 1% stock buyback tax. In 2024, the U.S. Treasury and Internal Revenue Service (“IRS”) published the proposed regulations that would address the application of CAMT, which were open to public comment through January 16, 2025, and certain specifics of application of the CAMT remain subject to future guidance. Our estimated CAMT liability will continue to be refined based on future guidance.
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
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended March 31, 2025, the effective tax rate on loss from operations was 23.8%. The effective tax rate on loss from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with dividends received deduction, non-controlling interest, reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities, tax adjustments related to prior year returns including interest, and excess tax benefits related to share based compensation payments recorded through the income statement. These tax benefits were partially offset by tax charges associated with increase in U.S. federal and state valuation allowance and state and local income taxes.
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

Corebridge | First Quarter 2025 Form 10-Q 68

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
Based on management’s analysis, as of March 31, 2025, we have a U.S. federal valuation allowance of $1.5 billion, of which $159 million is related to NOLs and $1.3 billion ($1.2 billion reflected in AOCI) is related to realized and unrealized capital losses. For the three months ended March 31, 2025, we recorded an increase in valuation allowance of $8 million related to NOLs and net $42 million related to investment losses recorded through OCI.
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

Corebridge | First Quarter 2025 Form 10-Q 69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Related Parties
For further information on the Nippon Transaction, the Separation Agreement and the amendment and waiver thereto, see Note 1 in the 2024 Form 10-K.
Advisory Transactions
Certain of our investment management subsidiaries provide advisory, management, allocation, structuring, planning, oversight, administration and similar services (collectively, “Investment Services”) with respect to the investment portfolios of AIG. Investment Services are provided primarily pursuant to investment management, investment advisory and similar agreements (“IMAs”), under which our subsidiaries are appointed as investment manager and are authorized to manage client investment portfolios on a fully discretionary basis, subject to agreed investment guidelines. Certain of our subsidiaries are also authorized under the IMAs to retain, oversee and direct third-party investment advisers and managers for and on behalf of these AIG clients. In some cases, Investment Services are provided through the clients’ participation in private investment funds and other pooled investment vehicles and investment products (collectively, “Funds”) sponsored or managed by us.
With respect to a minority of the AIG client portfolios, which relate to assets backing risks that have been transferred to third parties, our subsidiaries earn market-based fees. Management and advisory fee income for these Investment Services and related services reflected in Other income on the Condensed Consolidated Statements of Income (Loss) were $2 million and $7 million for the three months ended March 31, 2025 and 2024, respectively.
Capital Markets Agreements
Historically, we received a suite of capital markets services, including securities lending, collateral management, repurchase transactions, derivatives execution and support, and operational support services, from AIG Markets, Inc. (“AIGM”), a subsidiary of AIG, for which we paid a fee. AIGM provided these services through various services agreements.
The suite of capital markets services previously provided by AIGM are now provided by our consolidated subsidiary Corebridge Markets, LLC (“CRBGM”).
In addition, in the ordinary course of business, we previously entered into over-the-counter derivative transactions with AIGM under standard ISDA Master Agreements. The majority of transactions previously outstanding with AIGM were legally transferred to CRBGM as of December 31, 2023.
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
Total amounts due and expenses under these agreements were immaterial as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024.
Reinsurance Transactions
From time to time, AIG Life U.K. entered into various coinsurance agreements with American International Reinsurance Company, Ltd., a consolidated subsidiary of AIG (“AIRCO”). On April 8, 2024, Corebridge completed the sale of AIG Life U.K. to Aviva and AIG Life U.K. terminated its reinsurance agreements with AIRCO. Ceded premiums related to these agreements were $9 million for the three months ended March 31, 2024.
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

Corebridge | First Quarter 2025 Form 10-Q 70

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Related Parties
Prior to the IPO, Corebridge and SAFG Capital LLC were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. There were no payments to (refunds from) AIG in connection with the tax sharing agreements for the three months ended March 31, 2025 and 2024. Amounts payable to AIG pursuant to the tax sharing agreements were $364 million and $364 million as of March 31, 2025 and December 31, 2024, respectively.
Employee Compensation and Benefits
Our employees participate in certain of AIG’s employee benefit programs. We had a payable of $1 million and $1 million as of March 31, 2025 and December 31, 2024, respectively, with respect to these programs. On September 14, 2022, we entered into an employee matters agreement with AIG (the “EMA”). The EMA allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters between us and AIG. The EMA generally provides that, unless otherwise specified, each party is responsible for liabilities associated with their current and former employees for purposes of compensation and benefit matters following the IPO.
Related Party Transactions with Blackstone Inc. (“Blackstone”)
Investment Expense
We entered into a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred were $76 million and $51 million for the three months ended March 31, 2025 and 2024, respectively.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by an affiliate, and in other instances, affiliates may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by affiliates was $23 million and $23 million as of March 31, 2025 and December 31, 2024, respectively. The interest expense incurred on the debt reflected in Interest expense on the Condensed Consolidated Statements of Income (Loss) were $0 million and $1 million for the three months ended March 31, 2025 and 2024, respectively.
The noncontrolling interest included in the Condensed Consolidated Balance Sheets related to the VIEs held by affiliates was $390 million and $400 million as of March 31, 2025 and December 31, 2024, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by affiliates were $4 million and $(21) million for the three months ended March 31, 2025 and 2024, respectively.
In addition to transactions with VIEs, Corebridge has entered into other structured financing arrangements supporting real estate properties and other types of assets with other AIG affiliates. These financing arrangements are reported in Other invested assets in the Condensed Consolidated Balance Sheets. Certain of these and the VIE structures above also include commitments for funding from AIG affiliates of $0.6 billion and $0.6 billion at March 31, 2025 and December 31, 2024, respectively.
For additional information related to VIEs and other investments, see Notes 5 and 8.

Corebridge | First Quarter 2025 Form 10-Q 71

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
This MD&A addresses the consolidated financial condition of Corebridge as of March 31, 2025, compared with December 31, 2024, and its consolidated results of operations for the three months ended March 31, 2025 and 2024. In addition to historical data, this discussion contains forward-looking statements about our business operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the (unaudited)Condensed Consolidated Financial Statements and the statements under “Cautionary Statements Regarding Forward-Looking Information,” included elsewhere in this Quarterly Report and the “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and the “Risk Factors” section in the 2024 Form 10-K.

Corebridge | First Quarter 2025 Form 10-Q 72

Corebridge | First Quarter 2025 Form 10-Q 73

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

Corebridge | First Quarter 2025 Form 10-Q 74

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
Impact of Fortitude Re
In 2018, AIG established Fortitude Re, a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“Fortitude Holdings”), in a series of reinsurance transactions related to certain of AIG’s legacy operations. In February 2018, AGL, VALIC and USL entered into modco agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda. Following the sale of AIG’s majority ownership interest in Fortitude Holdings, AIG contributed its remaining ownership in Fortitude Re Bermuda and its one seat on its Board of Managers to us. As of March 31, 2025, our ownership interest in Fortitude Re was 2.46%.
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
Our net income experiences ongoing volatility as a result of the reinsurance agreements, which, as described above, give rise to a funds withheld payable that contains an embedded derivative. However, this net income volatility is almost entirely offset with a corresponding change in OCI, which reflects the fair value change from the investment portfolio supporting the funds withheld payable, which is primarily available-for-sale securities, resulting in minimal impact to our comprehensive income (loss) and equity attributable to Corebridge. The Company has also elected the fair value option on the acquisition of certain new fixed maturity securities, helping reduce the mismatch over time. VALIC’s modco agreement with Fortitude Re was recaptured effective January 1, 2025, resulting in a $45 million charge to pre-tax earnings. As of March 31, 2025, $24.6 billion of reserves had been ceded to Fortitude Re.
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

Corebridge | First Quarter 2025 Form 10-Q 75

ITEM 2 | Executive Summary
Embedded Derivatives for Fixed Index Annuity, Registered Index-Linked Annuity and Index Universal Life Products
Fixed index annuity and registered index-linked annuity contracts contain index interest credits which are accounted for as embedded derivatives and our index universal life insurance products also contain embedded derivatives. In contrast to fixed index annuity contracts, registered index-linked annuity contract owners also accept limited exposure to negative index interest credits in return for higher potential positive index credits. Policyholders may elect to rebalance among the various crediting strategies within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the index component by establishing different participation rates or caps on index credited rates. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future index growth rates, volatility of the index, future interest rates and our ability to adjust the participation rate and the cap on index credited rates in light of market conditions and policyholder behavior assumptions.
The following table summarizes the fair values of the embedded derivatives for fixed index annuity, registered index-linked annuity and index universal life products:

(in millions)	March 31, 2025	December 31, 2024
Fixed index annuities and Registered index-linked annuities	$8,225	$8,407
Index universal life	$1,116	$1,008
Our Strategic Partnership with Blackstone
In 2021, we entered into a long-term asset management relationship with Blackstone IM. As of March 31, 2025, Blackstone managed approximately $69.7 billion in book value of assets in our investment portfolio.
For additional information on our Strategic Partnership with Blackstone, see “Investments” below.
Our Investment Management Agreements with BlackRock
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. As of March 31, 2025, BlackRock managed approximately $87.2 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets.
For additional information on our Investment Management Agreements with BlackRock, see “Investments” below.
See “Business—Investment Management—Our Investment Management Agreements with BlackRock in the 2024 Form 10-K.”
Fair Value Option Bond Securities
We elect the fair value option on certain bond securities. When the fair value option is elected, the realized and unrealized gains and losses on these securities are reported in net investment income.
The following table shows the net investment income reported on fair value option bond securities:

	Three Months Ended March 31,
(in millions)	2025	2024
Net investment income - excluding Fortitude Re funds withheld assets	$19	$13
Net investment income - Fortitude Re funds withheld assets	120	71
Total	$139	$84
COREBRIDGE’S MACROECONOMIC, INDUSTRY AND REGULATORY TRENDS
Our business is affected by industry and economic factors such as changes in interest rates and credit spreads; geopolitical tensions (including the ongoing armed conflicts between Ukraine and Russia and in the Middle East); credit and equity market conditions; currency exchange rates; regulation; tax policy; competition; and general economic, market and political conditions. We continued to operate under market conditions in 2025 and 2024 characterized by factors such as higher interest rates, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.

Corebridge | First Quarter 2025 Form 10-Q 76

ITEM 2 | Executive Summary
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
For additional information see “Risk Factors—Risks Relating to Market Conditions—We are exposed to risk from equity market declines or volatility” in the 2024 Form 10-K.
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
For additional information see “Risk Factors—Risks Relating to Market Conditions—Our business is highly dependent on economic and capital market conditions” in the 2024 Form 10-K.
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the first quarter of 2025 may impact the private equity investments in the alternative investments portfolio in the second quarter of 2025.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products.
As of March 31, 2025, new investments continue to have higher yields than the yield on maturities and redemptions that we are experiencing in our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
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
Annuity Sales and Surrenders
Rising interest rates could create the potential for increased sales but could also drive higher surrenders relative to what we have historically experienced. Fixed annuities have surrender charge periods, generally in the three-to-seven-year range. Fixed index annuities have surrender charge periods, generally in the five-to-ten-year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the liabilities for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period.
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

Corebridge | First Quarter 2025 Form 10-Q 77

ITEM 2 | Executive Summary
For investment-oriented products, including universal life insurance, and variable, fixed, fixed index and registered index-linked annuities in each of our operating and reportable segments, our spread management strategies include disciplined pricing and product design for new business, modifying or limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Renewal crediting rate management is guided by specific contract provisions designed to allow crediting rates to be reset at pre-established intervals and subject to minimum crediting rate guarantees. We expect to continue to adjust crediting rates on in-force business, as appropriate, to be responsive to changing rate environments. As interest rates rise, we may need to raise crediting rates on in-force business for competitive and other reasons, potentially offsetting a portion of the additional investment income resulting from investing in a higher interest rate environment.
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 46% and 47% were crediting at the contractual minimum guaranteed interest rate at March 31, 2025 and December 31, 2024, respectively. In the universal life insurance products in our Life Insurance business, 59% and 59% of the account values were crediting at the contractual minimum guaranteed interest rate at March 31, 2025 and December 31, 2024, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
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
For example, on March 6, 2024, the SEC adopted final rules that require registrants, including Corebridge, to disclose certain climate-related information in registration statements and annual reports. Numerous legal challenges were filed after the rule’s adoption, which lawsuits have been consolidated in the Eighth Circuit. On April 4, 2024, the SEC exercised its discretion to stay the final rules pending completion of judicial review in the U.S. Court of Appeals for the Eighth Circuit. Corebridge is evaluating the potential impacts of these new requirements. On March 27, 2025, the SEC voted to end its defense of the final rules. However, if these requirements are implemented following completion of judicial review or otherwise, they may increase the complexity of Corebridge’s periodic reporting as a U.S. public company and are expected to result in additional compliance and reporting costs.
In addition, on April 25, 2024, the Department of Labor (“DOL”) published a final rule in the Federal Register updating the definition for when a person is an “investment advice fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and IRAs. The DOL also published changes with respect to existing prohibited transactions exemptions (“PTEs”) relating to such advice, including PTE 84-24 and PTE 2020-02. Orders staying the rule’s September 23, 2024 effective date were issued by the U.S. District Courts for the Eastern District of Texas and the Northern District of Texas on July 25, 2024 and July 26, 2024, respectively, in connection with separate lawsuits challenging the rule. On December 20, 2024, DOL filed a consolidated opening brief, appealing these two orders to the United States Court of Appeals for the Fifth Circuit. Since filing this appeal, DOL has asked the Fifth Circuit to hold the case in abeyance on two occasions. The matter is currently stayed until June 16, 2025. We are actively monitoring the progress of the litigation while continuing to evaluate potential impact of the DOL rule to our business.
In February 2025, the NAIC announced the creation of a new Risk-Based Capital Model Governance (EX) Task Force as part of its efforts to update and strengthen the governance framework around risk-based capital requirements. The task force will consider changes to risk-based capital formulas used by insurance companies as a measure of solvency and conduct a gap-analysis to identify areas for improvement. The work of the task force is ongoing and could result in changes to risk-based capital requirements and calculations in the future, which could affect our capital planning, investment strategies and reporting obligations. We are actively monitoring developments associated with this NAIC initiative and its potential impacts on our life insurance subsidiaries.
In March 2025, the NAIC exposed for comment proposed updates to actuarial guidelines intended to enhance asset adequacy analysis for asset-intensive, life insurance and annuity reinsurance treaties above certain thresholds. Specifically, the proposal would require the use of cash flow testing methodology in evaluating the adequacy of assets supporting ceded reserves. The updated actuarial guidelines will initially be designed as a testing and disclosure regime, but such disclosure could be used by regulators in their supervision of insurance companies. If approved, certain disclosure requirements are expected to be in effect for year-end 2025. In addition, the NAIC plans to review the disclosures following adoption of the guidelines to identify concerns with insurers’ approaches to asset adequacy testing, with the possibility of making additional changes that could lead to higher reserves for certain reinsurance agreements. We are actively monitoring developments associated with this NAIC initiative, which may be applicable to certain transactions that involve our life insurance subsidiaries acting as cedants.
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation” in the 2024 Form 10-K.

Corebridge | First Quarter 2025 Form 10-Q 78

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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Three Months Ended March 31,
(in millions)	2025	2024
Total revenues	$3,590	$5,836
Fortitude Re related items:
Net investment loss on Fortitude Re funds withheld assets	(331)	(332)
Net realized (gains) losses on Fortitude Re funds withheld assets	(4)	164
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	596	(22)
Subtotal - Fortitude Re related items	261	(190)
Other non-Fortitude Re reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	(14)	(18)
Other (income) - net	(8)	(6)
Net realized losses*	907	231
Subtotal - Other non-Fortitude Re reconciling items	885	207
Total adjustments	1,146	17
Adjusted revenues	$4,736	$5,853
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

Corebridge | First Quarter 2025 Form 10-Q 79

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

Corebridge | First Quarter 2025 Form 10-Q 80

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) attributable to Corebridge to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) attributable to Corebridge:

Three Months Ended March 31,	2025				2024
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$(862)	$(205)	$—	$(657)	$1,016	$189	$—	$827
Noncontrolling interests	—	—	(7)	(7)	—	—	51	51
Pre-tax income (loss)/net income (loss) attributable to Corebridge	(862)	(205)	(7)	(664)	1,016	189	51	878
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(331)	(71)	—	(260)	(332)	(71)	—	(261)
Net realized (gains) losses on Fortitude Re funds withheld assets	(4)	(1)	—	(3)	164	35	—	129
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	596	127	—	469	(22)	(5)	—	(17)
Subtotal Fortitude Re related items	261	55	—	206	(190)	(41)	—	(149)
Other reconciling items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	21	—	(21)	—	26	—	(26)
Deferred income tax valuation allowance (releases) charges	—	(8)	—	8	—	(17)	—	17
Changes in fair value of market risk benefits, net	385	81	—	304	(369)	(77)	—	(292)
Changes in fair value of securities used to hedge guaranteed living benefits	(1)	—	—	(1)	1	—	—	1
Changes in benefit reserves related to net realized gains (losses)	31	7	—	24	(3)	(1)	—	(2)
Net realized losses*	905	190	—	715	222	47	—	175
Separation costs	—	—	—	—	67	14	—	53
Restructuring and other costs	97	20	—	77	47	10	—	37
Non-recurring costs related to regulatory or accounting changes	1	—	—	1	—	—	—	—
Net (gain) on divestiture	—	—	—	—	(5)	(1)	—	(4)
Noncontrolling interests	(7)	—	7	—	51	—	(51)	—
Subtotal Other non-Fortitude Re reconciling items	1,411	311	7	1,107	11	1	(51)	(41)
Total adjustments	1,672	366	7	1,313	(179)	(40)	(51)	(190)
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge	$810	$161	$—	$649	$837	$149	$—	$688
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
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	At March 31,	At December 31,
(in millions, except per common share data)	2025	2024
Total Corebridge shareholders' equity (a)	$11,980	$11,462
Less: Accumulated other comprehensive income (loss)	(12,049)	(13,681)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,553)	(2,798)
Adjusted Book Value (b)	$21,476	$22,345

Total common shares outstanding (c)	553.1	561.5

Book value per common share (a/c)	$21.66	$20.41
Adjusted book value per common share (b/c)	$38.83	$39.80

Corebridge | First Quarter 2025 Form 10-Q 81

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
The following table presents the reconciliation of Adjusted ROAE:

	Three Months Ended March 31,
(in millions, unless otherwise noted)	2025	2024
Actual or annualized net income (loss) attributable to Corebridge shareholders (a)	$(2,656)	$3,512
Actual or annualized adjusted after-tax operating income attributable to Corebridge shareholders (b)	2,596	2,752
Average Corebridge shareholders’ equity (c)	11,721	11,671
Less: Average AOCI	(12,865)	(13,799)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,676)	(2,415)
Average Adjusted Book Value (d)	$21,910	$23,055
Return on Average Equity (a/c)	(22.7)%	30.1%
Adjusted ROAE (b/d)	11.8%	11.9%
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
The following table presents the premiums and deposits:

	Three Months Ended March 31,
(in millions)	2025	2024
Individual Retirement
Premiums	$27	$41
Deposits	4,679	4,822
Other(a)	(5)	(2)
Premiums and deposits	4,701	4,861
Group Retirement
Premiums	4	5
Deposits	1,820	2,049
Premiums and deposits(b)(c)	1,824	2,054
Life Insurance
Premiums	340	434
Deposits	397	393
Other(a)	119	267
Premiums and deposits	856	1,094
Institutional Markets
Premiums	500	1,796
Deposits	1,433	781
Other(a)	9	9
Premiums and deposits	1,942	2,586
Total
Premiums	871	2,276
Deposits	8,329	8,045
Other(a)	123	274
Premiums and deposits	$9,323	$10,595
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $707 million and $730 million for the three months ended March 31, 2025 and 2024, respectively.
(c)Includes inflows related to in-plan mutual funds of $775 million and $791 million for the three months ended March 31, 2025 and 2024, respectively.

Corebridge | First Quarter 2025 Form 10-Q 82

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income. We believe that presenting net investment income on an APTOI basis is useful for gaining an understanding of the main drivers of investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Three Months Ended March 31,
(in millions)	2025	2024
Net investment income (net income basis)	$3,189	$2,924
Net investment (income) on Fortitude Re funds withheld assets	(331)	(332)
Change in fair value of securities used to hedge guaranteed living benefits	(14)	(18)
Other adjustments	(8)	(6)
Derivative income recorded in net realized gains (losses)	72	61
Total adjustments	(281)	(295)
Net investment income (APTOI basis)	$2,908	$2,629
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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

(in millions)	March 31, 2025	December 31, 2024
Individual Retirement
AUM	$160,442	$160,126
AUA	—	—
Total Individual Retirement AUMA	160,442	160,126
Group Retirement
AUM	76,665	78,669
AUA	44,725	45,630
Total Group Retirement AUMA	121,390	124,299
Life Insurance
AUM	26,964	26,466
AUA	—	—
Total Life Insurance AUMA	26,964	26,466
Institutional Markets
AUM	50,217	48,112
AUA	45,353	45,000
Total Institutional Markets AUMA	95,570	93,112
Total AUMA	$404,366	$404,003

Corebridge | First Quarter 2025 Form 10-Q 83

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
Variable investment income includes call and tender income from make-whole payments on commercial mortgage loan prepayments, changes in market value of investments accounted for under the fair value option, interest received on defaulted investments (other than foreclosed real estate), income from alternative investments and other miscellaneous investment income, including income of certain partnership entities that are required to be consolidated. Alternative investments include private equity funds which are generally reported on a one-quarter lag.
Base spread income means base portfolio income less interest credited to policyholder account balances, excluding the amortization of deferred sales inducement assets.
Base net investment spread means base yield less cost of funds, excluding the amortization of deferred sales inducement assets.
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Three Months Ended March 31,
(in millions)	2025	2024
Individual Retirement
Spread income	$698	$713
Fee income	308	307
Total Individual Retirement	1,006	1,020
Group Retirement
Spread income	192	200
Fee income	195	190
Total Group Retirement	387	390
Life Insurance
Underwriting margin	325	297
Total Life Insurance	325	297
Institutional Markets
Spread income	132	106
Fee income	15	16
Underwriting margin	21	18
Total Institutional Markets	168	140
Total
Spread income	1,022	1,019
Fee income	518	513
Underwriting margin	346	315
Total	$1,886	$1,847

Corebridge | First Quarter 2025 Form 10-Q 84

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Three Months Ended March 31,
(in millions)	2025	2024
Individual Retirement
Base portfolio income	$1,459	$1,335
Variable investment income	27	4
Net investment income	1,486	1,339
Group Retirement
Base portfolio income	461	494
Variable investment income	24	1
Net investment income	485	495
Life Insurance
Base portfolio income	332	327
Variable investment income	4	(1)
Net investment income	336	326
Institutional Markets
Base portfolio income	552	489
Variable investment income	37	(2)
Net investment income	589	487
Total
Base portfolio income	2,804	2,645
Variable investment income	92	2
Net investment income (APTOI basis) - Insurance operations	$2,896	$2,647
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
The following table presents a summary of our Net Flows:

	Three Months Ended March 31,
(in millions)	2025	2024
Individual Retirement
Fixed Annuities	$91	$(211)
Fixed Index Annuities and Registered Index-Linked Annuities	1,125	925
Variable Annuities	(1,293)	(1,228)
Total Individual Retirement	(77)	(514)
Group Retirement	(1,836)	(1,891)
Total Net Flows	$(1,913)	$(2,405)

Corebridge | First Quarter 2025 Form 10-Q 85

ITEM 2 Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three months ended March 31, 2025 and 2024. For factors that relate primarily to a specific business, see “— Business Segment Operations.”

	Three Months Ended March 31,
(in millions)	2025	2024
Revenues:
Premiums	$889	$2,295
Policy fees	720	714
Net investment income	3,189	2,924
Net realized (losses)	(1,414)	(320)
Advisory fee and other income	206	223
Total revenues	3,590	5,836
Benefits and expenses:
Policyholder benefits	1,457	2,807
Change in the fair value of market risk benefits, net	385	(369)
Interest credited to policyholder account balances	1,417	1,199
Amortization of deferred policy acquisition costs and value of business acquired	275	267
Non-deferrable insurance commissions	156	143
Advisory fee expenses	70	68
General operating expenses	544	572
Interest expense	148	138
Net (gain) on divestitures	—	(5)
Total benefits and expenses	4,452	4,820
Income (loss) before income (loss) tax expense (benefit)	(862)	1,016
Income (loss) tax expense (benefit)	(205)	189
Net income (loss)	(657)	827
Less: Net income (loss) attributable to noncontrolling interests	7	(51)
Net income (loss) attributable to Corebridge	$(664)	$878
The following table presents certain balance sheet data:.

(in millions, except per common share data)	March 31, 2025	December 31, 2024
Balance sheet data:
Total assets	$390,022	$389,397
Short-term and long-term debt	$10,454	$10,454
Debt of consolidated investment entities	$1,861	$1,938
Total Corebridge shareholders’ equity	$11,980	$11,462
Book value per common share	$21.66	$20.41
Adjusted book value per common share	$38.83	$39.80
Financial Highlights
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 Net Income Comparison
We recorded a pre-tax loss of $862 million in the three months ended March 31, 2025 compared to pre-tax income of $1.0 billion in the three months ended March 31, 2024. The change in pre-tax income was primarily due to:
•lower premiums of $1.4 billion primarily on new pension risk transfer business;
•higher net realized losses of $1.1 billion primarily driven by higher losses on the Fortitude Re balances, losses from derivatives and index-linked interest credited embedded derivatives, net of related hedges;
•unfavorable change in the fair value of market risk benefits, net of $754 million primarily driven by the impacts of relative changes in interest rates and lower equity market performance compared to the comparable period in the prior year; and
•higher interest credited to policyholder account balances of $218 million primarily due to higher interest rates and higher sales activity in fixed and fixed index annuities and higher interest rates on the growing GIC business.

Corebridge | First Quarter 2025 Form 10-Q 86

ITEM 2 Consolidated Results of Operations
Partially offset by:
•lower policyholder benefits of $1.4 billion primarily on new pension risk transfer business; and
•higher net investment income of $265 million primarily driven by higher base portfolio income and higher variable investment income.
Income tax expense (benefit)
For the three months ended March 31, 2025, there was an income tax benefit of $205 million on loss from operations, resulting in an effective tax rate on income from operations of 23.8%.
Adjusted pre-tax operating income
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Three Months Ended March 31,
(in millions)	2025	2024
Premiums	$889	$2,295
Policy fees	720	714
Net investment income	2,908	2,629
Net realized gains (losses)*	13	(8)
Advisory fee and other income	206	223
Total adjusted revenues	4,736	5,853
Policyholder benefits	1,426	2,810
Interest credited to policyholder account balances	1,406	1,189
Amortization of deferred policy acquisition costs	275	267
Non-deferrable insurance commissions	156	143
Advisory fee expenses	70	68
General operating expenses	446	458
Interest expense	140	132
Total benefits and expenses	3,919	5,067
Noncontrolling interests	(7)	51
Adjusted pre-tax operating income	$810	$837
*Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 APTOI Comparison
APTOI decreased $27 million, primarily due to:
•lower premiums of $1.4 billion primarily on new pension risk transfer business;
•higher interest credited to policyholder account balances of $217 million primarily due to higher interest rates and higher sales activity in fixed and fixed index annuities and higher interest rates on the growing GIC business; and
•higher income attributable to noncontrolling interest of $58 million.
Partially offset by:
•lower policyholder benefits of $1.4 billion primarily on new pension risk transfer business; and
•higher net investment income of $279 million primarily driven by higher base portfolio income partially offset by lower variable investment income.

Corebridge | First Quarter 2025 Form 10-Q 87

ITEM 2 | Business Segment Operations

Business Segment Operations
Our business operations consist of five reportable segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities, registered index-linked annuities and variable annuities.
•Group Retirement – consists of recordkeeping, plan administrative and compliance services, financial planning and advisory solutions offered in-plan, along with proprietary and limited non-proprietary annuities, advisory and brokerage products offered out-of-plan.
•Life Insurance – consists of term and universal life insurance products in the United States. The International Life business issued individual and group life insurance in the United Kingdom. On April 8, 2024, Corebridge completed the sale of AIG Life U.K.
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
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
(in millions)	2025	2024
Individual Retirement	$554	$622
Group Retirement	195	200
Life Insurance	108	54
Institutional Markets	137	112
Corporate and Other	(187)	(148)
Consolidation and elimination	3	(3)
Adjusted pre-tax operating income	$810	$837

Corebridge | First Quarter 2025 Form 10-Q 88

ITEM 2 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Three Months Ended March 31,
(in millions)	2025	2024
Adjusted Revenues:
Premiums	$27	$41
Policy fees	198	191
Net investment income:
Base portfolio income	1,459	1,335
Variable investment income	27	4
Net investment income	1,486	1,339
Advisory fee and other income*	110	116
Total adjusted revenues	1,821	1,687
Benefits and expenses:
Policyholder benefits	32	36
Interest credited to policyholder account balances	800	639
Amortization of deferred policy acquisition costs	164	149
Non-deferrable insurance commissions	106	90
Advisory fee expenses	37	35
General operating expenses	128	116
Total benefits and expenses	1,267	1,065
Adjusted pre-tax operating income	$554	$622
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
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2025	2024
Spread income(a)	$698	$713
Fee income	308	307
Policyholder benefits, net of premiums	(5)	5
Non-deferrable insurance commissions	(106)	(90)
Amortization of DAC and DSI	(176)	(162)
General operating expenses	(128)	(116)
Other(b)	(37)	(35)
Adjusted pre-tax operating income	$554	$622
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $12 million and $13 million for the three months ended March 31, 2025 and 2024, respectively.
(b)Other represents advisory fee expenses.
Financial Highlights
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 APTOI Comparison
APTOI decreased $68 million, primarily due to:
•lower spread income of $15 million driven by non-recurring items in 2024 and changes in short-term interest rates partially offset by higher income from alternative investments;
•higher non-deferrable insurance commissions of $16 million primarily due to continued growth in the fixed index annuity business;
•higher amortization of DAC and DSI of $14 million due to growth in fixed and fixed index annuity business and higher interest rates; and
•higher general operating expenses of $12 million.

Corebridge | First Quarter 2025 Form 10-Q 89

ITEM 2 | Business Segment Operations
AUMA
The following table presents Individual Retirement AUMA by account type:

(in millions)	March 31, 2025	December 31, 2024
Assets under management and administration:
General account	$114,030	$111,308
Separate accounts	46,412	48,818
Total assets under management and administration	$160,442	$160,126

March 31, 2025 to December 31, 2024 AUMA Comparison
AUMA increased $316 million driven by an increase of $2.7 billion in the general account, offset by lower separate accounts asset values of $2.4 billion. The general account increased primarily due to positive general account net flows and lower interest rates resulting in unrealized gains from fixed maturities securities. The separate account decreased primarily due to outflows from separate accounts and declines in the equity markets.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Three Months Ended March 31,
(in millions)	2025	2024
Spread income:
Base portfolio income	$1,459	$1,335
Interest credited to policyholder account balances	(788)	(626)
Base spread income	671	709
Variable investment income	27	4
Total spread income*	$698	$713
Fee income:
Policy fees	$198	$191
Advisory fees and other income	110	116
Total fee income	$308	$307
*Excludes amortization of DSI assets of $12 million and $13 million for the three months ended March 31, 2025 and 2024, respectively.
The following table presents Individual Retirement net investment spread:

	Three Months Ended March 31,
	2025	2024
Individual Retirement base net investment spread:
Base yield*	5.11%	5.14%
Cost of funds	(3.08)	(2.70)
Individual Retirement base net investment spread	2.03%	2.44%
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 Comparison
See “Financial Highlights.”

Corebridge | First Quarter 2025 Form 10-Q 90

ITEM 2 | Business Segment Operations
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Three Months Ended March 31,
(in millions)	2025	2024
Fixed annuities	$1,999	$2,612
Fixed index annuities and Registered index-linked annuities	2,299	1,883
Variable annuities	403	366
Total	$4,701	$4,861

Net Flows	Three Months Ended March 31,
(in millions)	2025	2024
Fixed annuities	$91	$(211)
Fixed index annuities and Registered index-linked annuities	1,125	925
Variable annuities	(1,293)	(1,228)
Total	$(77)	$(514)
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 Comparison
Fixed Annuities Net inflows increased by $302 million over the prior year, primarily due to lower surrenders and withdrawals of $1.2 billion, partially offset by lower premiums and deposits of $613 million and higher death benefits of $246 million.
Fixed Index Annuities and Registered Index-Linked Annuities Net inflows increased by $200 million primarily due to higher premiums and deposits of $416 million, partially offset by higher surrenders and withdrawals of $225 million.
Variable Annuities Net outflows increased by $65 million primarily due to higher surrenders and withdrawals of $112 million, partially offset by higher premium and deposits of $37 million and lower death benefits of $9 million.
Surrenders
The following table presents Individual Retirement surrender rates:

	Three Months Ended March 31,
	2025	2024
Fixed annuities	10.4%	20.6%
Fixed index annuities and Registered index-linked annuities	8.8	8.0
Variable annuities	10.6	9.4
The following table presents account values for fixed annuities, fixed index annuities and registered index-linked annuities and variable annuities by surrender charge category:

	March 31,			December 31,
	2025			2024
(in millions)	Fixed Annuities	Fixed Index Annuities and Registered Index-Linked Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities and Registered Index-Linked Annuities	Variable Annuities
No surrender charge	$18,039	$2,483	$29,308	$18,450	$2,297	$30,795
Greater than 0% - 2%	1,191	4,517	6,702	1,102	4,271	6,927
Greater than 2% - 4%	2,659	7,179	5,894	2,580	6,958	6,139
Greater than 4%	30,559	33,780	9,361	29,700	32,808	9,923
Non-surrenderable(a)	2,423	—	1,154	2,437	—	1,155
Total account value(b)	$54,871	$47,959	$52,419	$54,269	$46,334	$54,939
(a)    The non-surrenderable portion of variable annuities relates to funding agreements.
(b)    Includes payout Immediate Annuities and funding agreements.

Corebridge | First Quarter 2025 Form 10-Q 91

ITEM 2 | Business Segment Operations
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed annuities, the proportion of account value subject to surrender charge at March 31, 2025 increased compared to December 31, 2024 primarily due to growth in the business. For fixed index annuities and registered index-linked annuities, the proportion of account value subject to surrender charge at March 31, 2025 was slightly lower compared to December 31, 2024 due to the aging of the business. The proportion of account value with no surrender charge for variable annuities as of March 31, 2025 compared to December 31, 2024 was mostly flat.
Group Retirement
Group Retirement Results

	Three Months Ended March 31,
(in millions)	2025	2024
Adjusted Revenues:
Premiums	$4	$5
Policy fees	108	107
Net investment income:
Base portfolio income	461	494
Variable investment income	24	1
Net investment income	485	495
Advisory fee and other income*	87	83
Total adjusted revenues	684	690
Benefits and expenses:
Policyholder benefits	5	3
Interest credited to policyholder account balances	296	298
Amortization of deferred policy acquisition costs	22	21
Non-deferrable insurance commissions	30	29
Advisory fee expenses	33	33
General operating expenses	103	106
Total benefits and expenses	489	490
Adjusted pre-tax operating income	$195	$200
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
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2025	2024
Spread income(a)	$192	$200
Fee income(b)	195	190
Policyholder benefits, net of premiums	(1)	2
Non-deferrable insurance commissions	(30)	(29)
Amortization of DAC and DSI	(25)	(24)
General operating expenses	(103)	(106)
Other(c)	(33)	(33)
Adjusted pre-tax operating income	$195	$200
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $3 million and $3 million for the three months ended March 31, 2025 and 2024, respectively.
(b)Fee income represents policy fee and advisory fee and other income.
(c)Other consists of advisory fee expenses.
Financial Highlights
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 APTOI Comparison
APTOI decreased $5 million, primarily due to:
•lower spread income of $8 million due to lower base spread income of $31 million reflecting lower base portfolio income, partially offset by higher variable investment income of $23 million primarily driven by higher alternative investment income.

Corebridge | First Quarter 2025 Form 10-Q 92

ITEM 2 | Business Segment Operations
AUMA
The following table presents Group Retirement AUMA by product:

(in millions)	March 31, 2025	December 31, 2024
AUMA by asset type:
In-plan spread based	$22,369	$22,330
In-plan fee based	55,606	57,961
Total in-plan AUMA(a)	77,975	80,291
Out-of-plan proprietary - General Account	17,013	16,765
Out-of-plan proprietary - Separate Accounts	10,464	11,116
Total out-of-plan proprietary annuities	27,477	27,881
Advisory and brokerage assets	15,938	16,127
Total out-of-plan AUMA(b)	43,415	44,008
Total AUMA	$121,390	$124,299
(a)Includes $12.9 billion of AUMA at March 31, 2025 and $13.1 billion of AUMA at December 31, 2024 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)    Includes $13.2 billion of AUMA at March 31, 2025 and $13.4 billion of AUMA at December 31, 2024 that is associated with our out-of-plan investment advisory service that we offer to participants at an additional fee.
March 31, 2025 to December 31, 2024 AUMA Comparison
In-plan and out-of-plan annuity assets decreased by $2.3 billion and $404 million, respectively, driven by declines in equity markets and negative net flows. The decrease of advisory and brokerage assets of $189 million was driven by lower new client deposits and declines in equity markets, partially offset by positive net flows.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Three Months Ended March 31,
(in millions)	2025	2024
Spread income:
Base portfolio income	$461	$494
Interest credited to policyholder account balances	(293)	(295)
Base spread income	168	199
Variable investment income	24	1
Total spread income*	$192	$200
Fee income:
Policy fees	$108	$107
Advisory fees and other income	87	83
Total fee income	$195	$190
*Excludes amortization of DSI assets of $3 million and $3 million for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
	2025	2024
Base net investment spread:
Base yield*	4.39%	4.42%
Cost of funds	(3.04)	(2.89)
Base net investment spread	1.35%	1.53%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 Comparison
See “Financial Highlights.”

Corebridge | First Quarter 2025 Form 10-Q 93

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

Premiums and Deposits and Net Flows	Three Months Ended March 31,
(in millions)	2025	2024
In-plan(a)(b)	$1,249	$1,250
Out-of-plan proprietary variable annuity	178	153
Out-of-plan proprietary fixed and index annuities	397	651
Premiums and deposits(c)	$1,824	$2,054
Net Flows	$(1,836)	$(1,891)
(a)In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)Includes inflows related to in-plan mutual funds of $775 million and $791 million for the three months ended March 31, 2025 and 2024, respectively.
(c)Excludes client deposits into advisory and brokerage accounts of $707 million and $730 million for the three months ended March 31, 2025 and 2024, respectively.
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 Comparison
Net flows remained negative and improved by $55 million primarily due to a decrease in surrenders and withdrawals of $285 million in both in-plan and out-of-plan annuities, partially offset by a decrease in deposits of $230 million.
Surrenders
The following table presents Group Retirement surrender rates:

	Three Months Ended March 31,
	2025	2024
Surrender rates	12.8%	13.6%
The following table presents account value for Group Retirement annuities by surrender charge category:

	March 31,	December 31,
(in millions)	2025	2024
No surrender charge(a)	$66,740	$69,208
Greater than 0% - 2%	1,429	1,421
Greater than 2% - 4%	1,371	1,472
Greater than 4%	6,755	6,748
Non-surrenderable	375	263
Total account value(b)(c)	$76,670	$79,112
(a)Group Retirement amounts in this category include account values in the general account of approximately $3.7 billion and $3.7 billion at March 31, 2025 and December 31, 2024, respectively, which are subject to 20% percent annual withdrawal limitations at the participant level and account values in the general account of $4.8 billion, and $4.9 billion at March 31, 2025 and December 31, 2024, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(b)Excludes mutual fund assets under administration of $28.8 billion and $29.5 billion at March 31, 2025 and December 31, 2024, respectively.
(c)Includes payout Immediate Annuities and funding agreements.
March 31, 2025 to December 31, 2024 Comparison
Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges. At March 31, 2025, Group Retirement annuity account values with no surrender charge decreased compared to December 31, 2024 primarily due to a decrease in assets under management from negative net flows and lower equity markets.

Corebridge | First Quarter 2025 Form 10-Q 94

ITEM 2 | Business Segment Operations
Life Insurance
Life Insurance Results

	Three Months Ended March 31,
(in millions)	2025	2024
Adjusted Revenues:
Premiums	$340	$434
Policy fees	364	368
Net investment income:
Base portfolio income	332	327
Variable investment income (loss)	4	(1)
Net investment income	336	326
Other income	1	—
Total adjusted revenues	1,041	1,128
Benefits and expenses:
Policyholder benefits	636	748
Interest credited to policyholder account balances	80	83
Amortization of deferred policy acquisition costs	85	94
Non-deferrable insurance commissions	14	19
Advisory fee expenses	—	—
General operating expenses	118	130
Total benefits and expenses	933	1,074
Adjusted pre-tax operating income	$108	$54
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2025	2024
Underwriting margin(a)	$325	$297
General operating expenses	(118)	(130)
Non-deferrable insurance commissions	(14)	(19)
Amortization of DAC	(85)	(94)
Other(b)	—	—
Adjusted pre-tax operating income	$108	$54
(a)Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances.
(b)Other primarily represents advisory fee expenses.
Financial Highlights
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 APTOI Comparison
Reported APTOI reflects the results of AIG Life U.K. until April 2024.
APTOI increased $54 million, primarily due to:
•favorable domestic underwriting margin of $61 million, driven by favorable mortality in the current period and unfavorable one-time reinsurance adjustments in the prior year.
AUMA
The following table presents Life Insurance AUMA:

(in millions)	March 31, 2025	December 31, 2024
Total AUMA	$26,964	$26,466

Corebridge | First Quarter 2025 Form 10-Q 95

ITEM 2 | Business Segment Operations
March 31, 2025 to December 31, 2024 AUMA Comparison
AUMA increased $498 million in the three months ended March 31, 2025 compared to the prior year-end due to interest rate movements.
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Three Months Ended March 31,
(in millions)	2025	2024
Premiums	$340	$434
Policy fees	364	368
Net investment income	336	326
Other income	1	—
Policyholder benefits	(636)	(748)
Interest credited to policyholder account balances	(80)	(83)
Underwriting margin	$325	$297
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 Comparison
See “Financial Highlights.”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Three Months Ended March 31,
(in millions)	2025	2024
Traditional Life	$459	$461
Universal Life	397	393
Total U.S.	856	854
International	—	240
Premiums and deposits	$856	$1,094
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 Comparison
Premiums and deposits decreased $238 million for the three months ended March 31, 2025 compared to the prior year, reflecting the sale of AIG Life U.K. on April 8, 2024.

Corebridge | First Quarter 2025 Form 10-Q 96

ITEM 2 | Business Segment Operations
Institutional Markets
Institutional Markets Results

	Three Months Ended March 31,
(in millions)	2025	2024
Adjusted Revenues:
Premiums	$500	$1,796
Policy fees	50	48
Net investment income:
Base portfolio income	552	489
Variable investment income (loss)	37	(2)
Net investment income	589	487
Other income	1	1
Total adjusted revenues	1,140	2,332
Benefits and expenses:
Policyholder benefits	742	2,023
Interest credited to policyholder account balances	230	169
Amortization of deferred policy acquisition costs	4	3
Non-deferrable insurance commissions	5	5
General operating expenses	22	20
Total benefits and expenses	1,003	2,220
Adjusted pre-tax operating income	$137	$112
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2025	2024
Spread income(a)	$132	$106
Fee income(b)	15	16
Underwriting margin(c)	21	18
Non-deferrable insurance commissions	(5)	(5)
General operating expenses	(22)	(20)
Other	(4)	(3)
Adjusted pre-tax operating income	$137	$112
(a)Represents spread income on GIC, PRT and structured settlement products.
(b)Represents fee income on SVW products.
(c)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Financial Highlights
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 APTOI Comparison
APTOI increased $25 million, primarily due to:
•higher spread income of $26 million driven by $38 million higher variable investment income from private equity investments, partially offset by $12 million lower base portfolio spread income.
AUMA
The following table presents Institutional Markets AUMA:

(in millions)	March 31, 2025	December 31, 2024
SVW (AUA)	$45,353	$45,000
GIC, PRT and Structured settlements (AUM)	42,867	40,722
All other (AUM)	7,350	7,390
Total AUMA	$95,570	$93,112

Corebridge | First Quarter 2025 Form 10-Q 97

ITEM 2 | Business Segment Operations
March 31, 2025 to December 31, 2024 AUMA Comparison
AUMA increased $2.5 billion, primarily due to premiums and deposits of PRT and GIC products of $1.9 billion and investment performance and other activity of $1.3 billion, partially offset by benefit payments on the GIC, PRT and structured settlement products of $710 million and net outflows of $32 million from SVW products.
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Three Months Ended March 31,
(in millions)	2025	2024
Premiums	$508	$1,805
Net investment income	551	449
Policyholder benefits	(725)	(2,006)
Interest credited to policyholder account balances	(202)	(142)
Total spread income(a)	$132	$106
SVW fees	$15	$16
Total fee income	$15	$16
Premiums	$(8)	$(9)
Policy fees (excluding SVW)	35	32
Net investment income	38	38
Other income	1	1
Policyholder benefits	(17)	(17)
Interest credited to policyholder account balances	(28)	(27)
Total underwriting margin(b)	$21	$18
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 Comparison
See “Financial Highlights.”
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Three Months Ended March 31,
(in millions)	2025	2024
PRT	$469	$1,767
GICs	1,325	600
Other*	148	219
Premiums and deposits	$1,942	$2,586
*Other principally consists of structured settlements and Corporate Markets products.
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 Comparison
Premiums and deposits decreased compared to the prior year period by $644 million, primarily due to lower premiums on new PRT business of $1.3 billion, partially offset by higher deposits on new GICs of $725 million.

Corebridge | First Quarter 2025 Form 10-Q 98

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
Corporate and Other Results

	Three Months Ended March 31,
(in millions)	2025	2024
Adjusted Revenues:
Premiums(a)	$18	$19
Net investment income (loss)	16	(10)
Net realized gains (losses) on real estate investments	13	(8)
Other income	7	23
Total adjusted revenues	54	24
Benefits and expenses:
Policyholder benefits	11	—
Non-deferrable insurance commissions	1	—
General operating expenses:
Corporate and other	62	66
Asset management(b)	14	20
Total general operating expenses	76	86
Interest expense:
Corporate	125	107
Asset management and other	21	30
Total interest expense	146	137
Total benefits and expenses	234	223
Noncontrolling interest(c)	(7)	51
Adjusted pre-tax operating (loss) before consolidation and eliminations	(187)	(148)
Consolidations and eliminations	3	(3)
Adjusted pre-tax operating (loss)	$(184)	$(151)

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

	Three Months Ended March 31,
(in millions)	2025	2024
Corporate expenses	$(35)	$(39)
Interest expense on financial debt	(125)	(107)
Asset management	(3)	14
Consolidated investment entities	3	(1)
Other	(24)	(18)
Adjusted pre-tax operating (loss)	$(184)	$(151)
Financial Highlights
Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024 APTOI Comparison
Adjusted pre-tax operating loss increased $33 million primarily due to:
•higher interest expense of $18 million driven by new debt issuances in the third and fourth quarter of 2024 in anticipation of debt maturities in April and July 2025; and
•lower asset management income of $17 million driven by lower income from legacy investments.

Corebridge | First Quarter 2025 Form 10-Q 99

ITEM 2 | Investments

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector, issuer and geographic perspectives. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At March 31, 2025, of $223.1 billion of invested assets supporting our insurance operating companies, approximately 45% were in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 33% of our fixed income securities, and 99% were investment grade. At December 31, 2024, of $216.4 billion of invested assets supporting our insurance operating companies, approximately 45% were in corporate debt securities. MBS, ABS and CLOs represent 34% of our fixed income securities and 99% were investment grade.
See “Business - Investment Management” in the 2024 Form 10-K for further information, including current and future management of our investment portfolio.
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
We believe that Blackstone’s ability to originate attractive and privately sourced, fixed-income oriented assets, is accretive to our businesses and provides us with an enhanced competitive advantage as we have been able to expand our investment capabilities, access new asset classes and improve our investment yields. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital position.
As of March 31, 2025, Blackstone managed $69.7 billion in book value of assets in our investment portfolio.
Under the investment management agreements with BlackRock and its investment advisory affiliates, as of March 31, 2025, BlackRock managed approximately $87.2 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management. The investment management agreements with BlackRock provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance. The investment management agreements contain detailed investment guidelines and reporting requirements.
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

Corebridge | First Quarter 2025 Form 10-Q 100

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

Corebridge | First Quarter 2025 Form 10-Q 101

ITEM 2 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
March 31, 2025
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,040	$252	$1,292
Obligations of states, municipalities and political subdivisions	4,056	578	4,634
Non-U.S. governments	3,839	227	4,066
Corporate debt	98,723	10,392	109,115
Mortgage-backed, asset-backed and collateralized:
RMBS	15,708	495	16,203
CMBS	9,158	348	9,506
CLO	9,309	123	9,432
ABS	19,534	570	20,104
Total mortgage-backed, asset-backed and collateralized	53,709	1,536	55,245
Total bonds available-for-sale	161,367	12,985	174,352
Other bond securities	431	4,911	5,342
Total fixed maturities	161,798	17,896	179,694
Equity securities	947	—	947
Mortgage and other loans receivable:
Residential mortgages	12,816	—	12,816
Commercial mortgages	32,951	2,990	35,941
Life insurance policy loans	1,410	312	1,722
Commercial loans, other loans and notes receivable	2,730	123	2,853
Total mortgage and other loans receivable(a)	49,907	3,425	53,332
Other invested assets(b)	7,990	1,969	9,959
Short-term investments	5,864	368	6,232
Total(c)	$226,506	$23,658	$250,164
December 31, 2024
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,127	$241	$1,368
Obligations of states, municipalities and political subdivisions	4,085	576	4,661
Non-U.S. governments	3,670	234	3,904
Corporate debt	95,943	10,535	106,478
Mortgage-backed, asset-backed and collateralized:
RMBS	15,274	510	15,784
CMBS	9,127	450	9,577
CLO	9,985	133	10,118
ABS	18,375	575	18,950
Total mortgage-backed, asset-backed and collateralized	52,761	1,668	54,429
Total bonds available-for-sale	157,586	13,254	170,840
Other bond securities	348	4,914	5,262
Total fixed maturities	157,934	18,168	176,102
Equity securities	56	—	56
Mortgage and other loans receivable:
Residential mortgages	12,671	—	12,671
Commercial mortgages	32,094	3,075	35,169
Life insurance policy loans	1,411	315	1,726
Commercial loans, other loans and notes receivable	3,053	149	3,202
Total mortgage and other loans receivable(a)	49,229	3,539	52,768
Other invested assets(b)	7,800	2,051	9,851
Short-term investments	4,707	274	4,981
Total(c)	$219,726	$24,032	$243,758
(a)Net of total allowance for credit losses for $792 million and $771 million at March 31, 2025 and December 31, 2024, respectively.
(b)Other invested assets, excluding Fortitude Re funds withheld assets, include $6.0 billion and $5.8 billion of private equity funds as of March 31, 2025 and December 31, 2024, respectively, which are generally reported on a one-quarter lag.
(c)Includes the consolidation of approximately $4.8 billion and $4.9 billion of consolidated investment entities at March 31, 2025 and December 31, 2024, respectively.

Corebridge | First Quarter 2025 Form 10-Q 102

ITEM 2 | Investments
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	March 31, 2025	December 31, 2024
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,039	$1,127
Obligations of states, municipalities and political subdivisions	4,056	4,085
Non-U.S. governments	3,838	3,669
Corporate debt
Public credit	78,110	75,491
Private credit	21,213	20,802
Total corporate debt	99,323	96,293
Mortgage-backed, asset-backed and collateralized:
RMBS	16,192	15,754
CMBS	9,158	9,127
CLO	9,260	9,933
ABS	19,534	18,374
Total mortgage-backed, asset-backed and collateralized	54,144	53,188
Total bonds available-for-sale	162,400	158,362
Other bond securities	393	312
Total fixed maturities	162,793	158,674
Equity securities	947	53
Mortgage and other loans receivable:
Residential mortgages	11,308	11,128
Commercial mortgages	33,544	32,660
Commercial loans, other loans and notes receivable	2,792	3,133
Total mortgage and other loans receivable(a)(b)	47,644	46,921
Other invested assets
Hedge funds	115	132
Private equity(c)	5,722	5,540
Real estate investments	62	313
Other invested assets - All other	327	308
Total other invested assets	6,226	6,293
Short-term investments	5,533	4,428
Total(d)	$223,143	$216,369
(a)Does not reflect allowance for credit loss on mortgage loans of $729 million and $710 million at March 31, 2025 and December 31, 2024, respectively.
(b)Does not reflect policy loans of $1.4 billion and $1.4 billion at March 31, 2025 and December 31, 2024, respectively.
(c)Private equity funds are generally reported on a one-quarter lag.
(d)Excludes approximately $4.8 billion and $4.9 billion of consolidated investment entities as well as $2.1 billion and $2.3 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at March 31, 2025 and December 31, 2024, respectively.
Credit Ratings
At March 31, 2025, nearly all our fixed maturity securities were held by our U.S. entities and 93% of these securities were rated investment grade by one or more of the principal rating agencies.
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

Corebridge | First Quarter 2025 Form 10-Q 103

ITEM 2 | Investments
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of March 31, 2025 and December 31, 2024, 95% and 95%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 95% and 95% investment grade as of March 31, 2025 and December 31, 2024, respectively. The remaining below investment grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
March 31, 2025
Other fixed maturity securities	$47,294	$52,991	$100,285	$4,469	$2,385	$503	$106	$7,463	$107,748
Mortgage-backed, asset-backed and collateralized	45,152	8,212	53,364	345	174	62	13	594	53,958
Total(b)	$92,446	$61,203	$153,649	$4,814	$2,559	$565	$119	$8,057	$161,706
Fortitude Re funds withheld assets									$17,896
Total fixed maturities									$179,602
December 31, 2024
Other fixed maturity securities	$46,274	$51,348	$97,622	$4,151	$2,499	$524	$73	$7,247	$104,869
Mortgage-backed, asset-backed and collateralized	44,725	7,617	52,342	371	172	69	17	629	52,971
Total(b)	$90,999	$58,965	$149,964	$4,522	$2,671	$593	$90	$7,876	$157,840
Fortitude Re funds withheld assets									$18,168
Total fixed maturities									$176,008
(a)Includes $2 million and $1 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of March 31, 2025 and $2 million and $1 million of NAIC 4 and 5 securities, respectively, as of December 31, 2024. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $92 million and $94 million of fixed maturity securities for which no NAIC Designation is available at March 31, 2025 and December 31, 2024, respectively.

Corebridge | First Quarter 2025 Form 10-Q 104

ITEM 2 | Investments
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	March 31, 2025	December 31, 2024
NAIC 1	$92,923	$91,475
NAIC 2	61,809	59,320
NAIC 3	4,820	4,525
NAIC 4	2,558	2,671
NAIC 5 and 6	683	683
Total*	$162,793	$158,674
*    Excludes approximately $59 million and $61 million of consolidated investment entities and $1.1 billion and $800 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at March 31, 2025 and December 31, 2024, respectively.
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
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
March 31, 2025
Other fixed maturity securities	$48,102	$52,295	$100,397	$4,367	$2,408	$576	$7,351	$107,748
Mortgage-backed, asset-backed and collateralized	41,781	9,028	50,809	492	355	2,302	3,149	53,958
Total(c)	$89,883	$61,323	$151,206	$4,859	$2,763	$2,878	$10,500	$161,706
Fortitude Re funds withheld assets								$17,896
Total fixed maturities								$179,602
December 31, 2024
Other fixed maturity securities	$46,770	$50,941	$97,711	$4,058	$2,538	$562	$7,158	$104,869
Mortgage-backed, asset-backed and collateralized	41,521	8,358	49,879	427	371	2,294	3,092	52,971
Total(c)	$88,291	$59,299	$147,590	$4,485	$2,909	$2,856	$10,250	$157,840
Fortitude Re funds withheld assets								$18,168
Total fixed maturities								$176,008
(a)Includes $1.5 billion and $1.5 billion at March 31, 2025 and December 31, 2024, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)Includes $3 million of consolidated CLOs as of March 31, 2025 and $3 million as of December 31, 2024. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c)Excludes $92 million and $94 million of fixed maturity securities for which no NAIC Designation is available at March 31, 2025 and December 31, 2024, respectively.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
March 31, 2025
Other fixed maturity securities	$48,103	$52,895	$100,998	$4,367	$2,407	$574	$7,348	$108,346
Mortgage-backed, asset-backed and collateralized	42,246	9,045	51,291	498	356	2,302	3,156	54,447
Total fixed maturities*	$90,349	$61,940	$152,289	$4,865	$2,763	$2,876	$10,504	$162,793
December 31, 2024
Other fixed maturity securities	$46,770	$51,291	$98,061	$4,055	$2,537	$561	$7,153	$105,214
Mortgage-backed, asset-backed and collateralized	41,985	8,375	50,360	433	373	2,294	3,100	53,460
Total fixed maturities*	$88,755	$59,666	$148,421	$4,488	$2,910	$2,855	$10,253	$158,674
*    Excludes approximately $59 million and $61 million of consolidated investment entities and $1.1 billion and $800 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at March 31, 2025 and December 31, 2024, respectively.

Corebridge | First Quarter 2025 Form 10-Q 105

ITEM 2 | Investments

For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk” in the 2024 Form 10-K.
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Rating:
Other fixed maturity securities*
AAA	$1,394	$1,472	$—	$—	$1,394	$1,472
AA	22,328	21,297	30	16	22,358	21,313
A	24,351	23,985	1	—	24,352	23,985
BBB	52,245	50,924	48	17	52,293	50,941
Below investment grade	7,336	7,143	9	9	7,345	7,152
Non-rated	4	4	2	2	6	6
Total	$107,658	$104,825	$90	$44	$107,748	$104,869
Mortgage-backed, asset-
backed and collateralized
AAA	$10,907	$10,679	$12	$12	$10,919	$10,691
AA	22,948	23,053	81	74	23,029	23,127
A	7,719	7,599	114	104	7,833	7,703
BBB	8,970	8,306	58	52	9,028	8,358
Below investment grade	3,113	3,070	34	21	3,147	3,091
Non-rated	52	54	42	41	94	95
Total	$53,709	$52,761	$341	$304	$54,050	$53,065
Total
AAA	$12,301	$12,151	$12	$12	$12,313	$12,163
AA	45,276	44,350	111	90	45,387	44,440
A	32,070	31,584	115	104	32,185	31,688
BBB	61,215	59,230	106	69	61,321	59,299
Below investment grade	10,449	10,213	43	30	10,492	10,243
Non-rated	56	58	44	43	100	101
Total	$161,367	$157,586	$431	$348	$161,798	$157,934

Corebridge | First Quarter 2025 Form 10-Q 106

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Rating:
Other fixed maturity securities*
AAA	$343	$342	$22	$21	$365	$363
AA	3,144	3,128	1,103	1,092	4,247	4,220
A	3,230	3,217	140	142	3,370	3,359
BBB	4,367	4,513	1,542	1,461	5,909	5,974
Below investment grade	365	386	389	421	754	807
Non-rated	—	—	4	4	4	4
Total	$11,449	$11,586	$3,200	$3,141	$14,649	$14,727
Mortgage-backed, asset- backed and collateralized
AAA	$131	$117	$89	$80	$220	$197
AA	630	740	615	691	1,245	1,431
A	158	171	250	217	408	388
BBB	307	326	706	718	1,013	1,044
Below investment grade	310	314	50	66	360	380
Non-rated	—	—	1	1	1	1
Total	$1,536	$1,668	$1,711	$1,773	$3,247	$3,441
Total
AAA	$474	$459	$111	$101	$585	$560
AA	3,774	3,868	1,718	1,783	5,492	5,651
A	3,388	3,388	390	359	3,778	3,747
BBB	4,674	4,839	2,248	2,179	6,922	7,018
Below investment grade	675	700	439	487	1,114	1,187
Non-rated	—	—	5	5	5	5
Total	$12,985	$13,254	$4,911	$4,914	$17,896	$18,168

Corebridge | First Quarter 2025 Form 10-Q 107

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Rating:
Other fixed maturity securities*
AAA	$1,737	$1,814	$22	$21	$1,759	$1,835
AA	25,472	24,425	1,133	1,108	26,605	25,533
A	27,581	27,202	141	142	27,722	27,344
BBB	56,612	55,437	1,590	1,478	58,202	56,915
Below investment grade	7,701	7,529	398	430	8,099	7,959
Non-rated	4	4	6	6	10	10
Total	$119,107	$116,411	$3,290	$3,185	$122,397	$119,596
Mortgage-backed, asset-backed and collateralized
AAA	$11,038	$10,796	$101	$92	$11,139	$10,888
AA	23,578	23,793	696	765	24,274	24,558
A	7,877	7,770	364	321	8,241	8,091
BBB	9,277	8,632	764	770	10,041	9,402
Below investment grade	3,423	3,384	84	87	3,507	3,471
Non-rated	52	54	43	42	95	96
Total	$55,245	$54,429	$2,052	$2,077	$57,297	$56,506
Total
AAA	$12,775	$12,610	$123	$113	$12,898	$12,723
AA	49,050	48,218	1,829	1,873	50,879	50,091
A	35,458	34,972	505	463	35,963	35,435
BBB	65,889	64,069	2,354	2,248	68,243	66,317
Below investment grade	11,124	10,913	482	517	11,606	11,430
Non-rated	56	58	49	48	105	106
Total	$174,352	$170,840	$5,342	$5,262	$179,694	$176,102
*Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	March 31, 2025			December 31, 2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Chile	$458	$21	$479	$425	$13	$438
Indonesia	319	30	349	322	30	352
France	293	18	311	262	18	280
Mexico	274	26	300	268	17	285
United Arab Emirates	208	1	209	205	1	206
Saudi Arabia	193	19	212	189	18	207
Qatar	187	35	222	191	41	232
Norway	142	—	142	144	—	144
Peru	141	13	154	140	4	144
Colombia	140	25	165	148	25	173
Other	1,485	109	1,594	1,377	93	1,470
Total*	$3,840	$297	$4,137	$3,671	$260	$3,931
*Includes bonds available-for-sale and other bond securities.

Corebridge | First Quarter 2025 Form 10-Q 108

ITEM 2 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	March 31, 2025			December 31, 2024
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$27,631	$2,176	$29,807	$27,043	$2,199	$29,242
Utilities	15,624	2,300	17,924	14,815	2,327	17,142
Communications	5,837	586	6,423	5,757	593	6,350
Consumer noncyclical	11,494	1,214	12,708	11,553	1,247	12,800
Capital goods	3,821	356	4,177	3,767	360	4,127
Energy	9,356	906	10,262	9,238	929	10,167
Consumer cyclical	5,703	442	6,145	5,464	440	5,904
Basic materials	3,764	249	4,013	3,568	279	3,847
Other	15,493	2,163	17,656	14,738	2,161	16,899
Total*	$98,723	$10,392	$109,115	$95,943	$10,535	$106,478
*    94% and 93% of investments were rated investment grade at March 31, 2025 and December 31, 2024, respectively.

Corebridge | First Quarter 2025 Form 10-Q 109

ITEM 2 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	March 31, 2025		December 31, 2024
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$3,709	24%	$3,683	25%
AAA	5		5
AA	3,704		3,678
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	3,319	21%	3,349	22%
AAA	971		975
AA	708		707
A	54		72
BBB	61		59
Below investment grade	1,525		1,536
Non-rated	—		—
Sub-prime RMBS	1,032	7%	1,042	7%
AAA	6		7
AA	73		74
A	86		87
BBB	27		28
Below investment grade	840		846
Non-rated	—		—
Prime non-agency	3,407	22%	3,272	21%
AAA	1,989		1,784
AA	801		823
A	304		299
BBB	212		258
Below investment grade	100		107
Non-rated	1		1
Other housing related	4,241	26%	3,928	25%
AAA	2,822		2,694
AA	684		628
A	460		397
BBB	263		197
Below investment grade	12		12
Non-rated	—		—
Total RMBS excluding Fortitude Re funds withheld assets	15,708	100%	15,274	100%
Total RMBS Fortitude Re funds withheld assets	495		510
Total RMBS*	$16,203		$15,784
*    Includes $1.5 billion and $1.5 billion at March 31, 2025 and December 31, 2024, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | First Quarter 2025 Form 10-Q 110

ITEM 2 | Investments
Investments in CMBS
The following table presents our CMBS available-for-sale securities:

	March 31, 2025		December 31, 2024
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$8,101	88%	$8,098	88%
AAA	3,086		3,143
AA	2,897		3,087
A	719		774
BBB	973		740
Below investment grade	426		354
Non-rated	—		—
Agency	886	10%	871	10%
AAA	3		3
AA	883		868
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Other	171	2%	158	2%
AAA	44		42
AA	4		4
A	16		15
BBB	107		97
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	9,158	100%	9,127	100%
Total Fortitude Re funds withheld assets	348		450
Total	$9,506		$9,577
The fair value of CMBS holdings increased slightly during the three months ended March 31, 2025. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination.

Corebridge | First Quarter 2025 Form 10-Q 111

ITEM 2 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available-for-sale securities by collateral type:

	March 31, 2025		December 31, 2024
(dollars in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$9,307	32%	$9,983	35%
AAA	1,290		1,435
AA	4,435		4,929
A	2,425		2,548
BBB	1,107		1,008
Below investment grade	—		10
Non-rated	50		53
CDO - other	2	—%	2	—%
AAA	—		—
AA	—		—
A	—		—
BBB	—		—
Below investment grade	2		2
Non-rated	—		—
ABS	19,534	68%	18,375	65%
AAA	693		593
AA	8,758		8,252
A	3,655		3,407
BBB	6,221		5,919
Below investment grade	207		204
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	28,843	100%	28,360	100%
Total Fortitude Re funds withheld assets	693		708
Total	$29,536		$29,068
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2025	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$24,597	$744	2,166	$1,661	$473	122	$34	$19	1	$26,292	$1,236	2,289
7-11 months	6,294	400	490	1,878	622	134	1	—	—	8,173	1,022	624
12 months or more	52,798	4,927	5,829	29,650	9,207	2,608	484	266	27	82,932	14,400	8,464
Total	83,689	6,071	8,485	33,189	10,302	2,864	519	285	28	117,397	16,658	11,377
Below investment grade bonds
0-6 months	2,124	47	464	77	26	22	23	13	9	2,224	86	495
7-11 months	571	23	95	21	5	4	1	1	4	593	29	103
12 months or more	2,907	189	645	572	162	95	18	13	8	3,497	364	748
Total	5,602	259	1,204	670	193	121	42	27	21	6,314	479	1,346
Total bonds
0-6 months	26,721	791	2,630	1,738	499	144	57	32	10	28,516	1,322	2,784
7-11 months	6,865	423	585	1,899	627	138	2	1	4	8,766	1,051	727
12 months or more	55,705	5,116	6,474	30,222	9,369	2,703	502	279	35	86,429	14,764	9,212
Total excluding Fortitude Re funds withheld assets	$89,291	$6,330	9,689	$33,859	$10,495	2,985	$561	$312	49	$123,711	$17,137	12,723
Total Fortitude Re funds withheld assets										$14,968	$3,174	617
Total										$138,679	$20,311	13,340

Corebridge | First Quarter 2025 Form 10-Q 112

ITEM 2 | Investments

December 31, 2024	Less Than or Equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$27,114	$916	2,457	$1,829	$590	130	$—	$—	—	$28,943	$1,506	2,587
7-11 months	4,479	361	329	1,718	557	143	1	—	—	6,198	918	472
12 months or more	55,089	5,370	6,141	32,251	10,002	2,838	522	286	29	87,862	15,658	9,008
Total	86,682	6,647	8,927	35,798	11,149	3,111	523	286	29	123,003	18,082	12,067
Below Investment grade bonds
0-6 months	2,204	71	398	89	27	19	3	3	3	2,296	101	420
7-11 months	321	21	53	1	—	1	—	—	2	322	21	56
12 months or more	3,038	210	691	581	173	103	18	13	8	3,637	396	802
Total	5,563	302	1,142	671	200	123	21	16	13	6,255	518	1,278
Total bonds
0-6 months	29,318	987	2,855	1,918	617	149	3	3	3	31,239	1,607	3,007
7-11 months	4,800	382	382	1,719	557	144	1	—	2	6,520	939	528
12 months or more	58,127	5,580	6,832	32,832	10,175	2,941	540	299	37	91,499	16,054	9,810
Total excluding Fortitude Re funds withheld assets	$92,245	$6,949	10,069	$36,469	$11,349	3,234	$544	$302	42	$129,258	$18,600	13,345
Total Fortitude Re funds withheld assets										$15,499	$3,416	702
Total										$144,757	$22,016	14,047
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at March 31, 2025 and December 31, 2024.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
(e)Includes MTM movement relating to embedded derivatives.
The allowance for credit losses was $4 million and $5 million for investment grade bonds, and $110 million and $114 million for below investment grade bonds as of March 31, 2025 and December 31, 2024, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the three months ended March 31, 2025, was primarily attributable to increase in the fair value of fixed maturity securities. For the three months ended March 31, 2025, net unrealized gains were $2.0 billion primarily due to narrowing of credit spreads.
The change in net unrealized gains and losses on investments for the three months ended March 31, 2024 was primarily attributable to decreases in the fair value of fixed maturity securities. For the three months ended March 31, 2024, net unrealized losses were $1.1 billion due to higher interest rates, partially offset by narrowing of credit spreads.
For further discussion of our investment portfolio, see Notes 4 and 5 to the Condensed Consolidated Financial Statements

Corebridge | First Quarter 2025 Form 10-Q 113

ITEM 2 | Investments
Commercial Mortgage Loans
At March 31, 2025 and December 31, 2024, we had direct commercial mortgage loan exposure of $36.6 billion and $35.8 billion, respectively. At March 31, 2025 and December 31, 2024, we had an allowance for credit losses of $656 million and $626 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
March 31, 2025
State:
New York	70	$1,430	$3,410	$286	$510	$66	$—	$5,702	17%
California	58	741	837	94	1,114	567	52	3,405	10%
New Jersey	72	1,807	5	272	1,134	—	21	3,239	10%
Florida	48	831	105	417	299	447	58	2,157	6%
Texas	39	805	458	454	183	18	156	2,074	6%
Massachusetts	20	544	940	524	14	—	—	2,022	6%
Pennsylvania	22	152	158	187	383	20	—	900	3%
Illinois	20	379	351	2	115	—	19	866	3%
Colorado	14	369	42	87	234	114	—	846	3%
North Carolina	12	360	27	—	102	15	—	504	2%
Other States	112	2,313	150	584	1,233	320	84	4,684	13%
Foreign	68	3,629	980	934	1,103	275	224	7,145	21%
Total*	555	$13,360	$7,463	$3,841	$6,424	$1,842	$614	$33,544	100%
Fortitude Re funds withheld assets								$3,053
Total Commercial Mortgages								$36,597
December 31, 2024
State:
New York	70	$1,417	$3,467	$280	$512	$67	$—	$5,743	18%
California	57	740	823	96	1,118	570	12	3,359	10%
New Jersey	71	1,770	5	267	1,128	—	21	3,191	10%
Florida	46	738	105	356	298	454	—	1,951	6%
Texas	40	806	461	454	227	17	156	2,121	6%
Massachusetts	20	544	888	527	14	—	—	1,973	6%
Pennsylvania	20	145	136	189	233	21	—	724	2%
Illinois	21	427	351	2	117	—	19	916	3%
Colorado	16	369	42	87	242	155	—	895	3%
North Carolina	13	357	27	1	97	15	—	497	2%
Other States	109	2,300	152	542	1,204	309	27	4,534	13%
Foreign	64	3,450	965	792	1,059	272	218	6,756	21%
Total*	547	$13,063	$7,422	$3,593	$6,249	$1,880	$453	$32,660	100%
Fortitude Re funds withheld assets								$3,135
Total Commercial Mortgages								$35,795
*Does not reflect allowance for credit losses.

Corebridge | First Quarter 2025 Form 10-Q 114

ITEM 2 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
March 31, 2025
Loan-to-value ratios(b)
Less than 65%	$21,695	$1,673	$207	$23,575
65% to 75%	6,651	591	32	7,274
76% to 80%	241	158	—	399
Greater than 80%	1,216	308	772	2,296
Total commercial mortgages excluding Fortitude Re(c)	$29,803	$2,730	$1,011	$33,544
Total commercial mortgages including Fortitude Re				$3,053
Total commercial mortgages				$36,597
December 31, 2024
Loan-to-value ratios(b)
Less than 65%	$20,375	$2,049	$209	$22,633
65% to 75%	6,539	593	32	7,164
76% to 80%	552	158	—	710
Greater than 80%	1,036	311	806	2,153
Total commercial mortgages excluding Fortitude Re(c)	$28,502	$3,111	$1,047	$32,660
Total commercial mortgages including Fortitude Re				$3,135
Total commercial mortgages				$35,795
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X and 1.9X at periods ended March 31, 2025 and December 31, 2024, respectively. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at March 31, 2025 and 60% at December 31, 2024. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
(c)Does not reflect allowance for credit losses.
Residential Mortgage Loans
At March 31, 2025 and December 31, 2024, we had direct residential mortgage loan exposure of $12.9 billion and $12.7 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

March 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO:(a)
780 and greater	$33	$1,142	$671	$661	$2,257	$1,471	$6,235
720 - 779	66	1,747	1,039	570	540	586	4,548
660 - 719	17	672	333	217	146	355	1,740
600 - 659	—	22	17	34	26	153	252
Less than 600	—	3	8	23	16	65	115
Total residential mortgages(b)(c)	$116	$3,586	$2,068	$1,505	$2,985	$2,630	$12,890

Corebridge | First Quarter 2025 Form 10-Q 115

ITEM 2 | Investments

December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO:(a)
780 and greater	$1,075	$667	$690	$2,258	$617	$863	$6,170
720 - 779	1,647	1,095	579	582	149	440	4,492
660 - 719	609	355	235	150	38	336	1,723
600 - 659	15	12	34	25	10	146	242
Less than 600	3	2	19	12	5	67	108
Total residential mortgages(b)(c)	$3,349	$2,131	$1,557	$3,027	$819	$1,852	$12,735
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On March 31, 2025 and December 31, 2024 residential loans direct to consumers totaled $8.0 billion and $8.4 billion, respectively.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on credit losses, see Note 5 and for additional discussion on commercial mortgage loans, see Note 6 to the Condensed Consolidated Financial Statements.
Net Realized Gains and Losses

Three Months Ended March 31,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(141)	$(15)	$(156)	$(320)	$(22)	$(342)
Intent to Sell	—	—	—	(15)	(32)	(47)
Change in allowance for credit losses on fixed maturity securities	(20)	(8)	(28)	(62)	(6)	(68)
Change in allowance for credit losses on loans	(16)	(2)	(18)	(14)	2	(12)
Foreign exchange transactions, net of related hedges	(121)	13	(108)	46	1	47
Index-linked interest credited embedded derivatives, net of related hedges	(288)	—	(288)	90	—	90
All other derivatives and hedge accounting*	(244)	37	(207)	105	(106)	(1)
Sale of alternative investments and real estate	12	(2)	10	20	(1)	19
Other	(4)	(19)	(23)	(28)	—	(28)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(822)	4	(818)	(178)	(164)	(342)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(596)	(596)	—	22	22
Net realized gains (losses)	$(822)	$(592)	$(1,414)	$(178)	$(142)	$(320)
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14 to the Condensed Consolidated Financial Statements.
Higher net realized losses excluding Fortitude Re funds withheld assets in the three months ended March 31, 2025 compared to same period in the prior period were due primarily to losses on derivatives and foreign exchange transactions in the current period compared to gains on derivatives and and foreign exchange transactions in the same period in the prior year.
Index-linked interest credited embedded derivatives, net of related hedges, reflected losses in the three months ended March 31, 2025 compared to gains in the same period in the prior period. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
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

Corebridge | First Quarter 2025 Form 10-Q 116

ITEM 2 | Investments
Other Invested Assets
We seek to enhance returns through investment in a diversified portfolio of alternative asset classes, including private equity, real estate equity and hedge funds.
The following table presents the carrying value of our other invested assets by type:

	March 31, 2025			December 31, 2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)	$6,122	$1,843	$7,965	$5,936	$1,893	$7,829
Investment real estate(b)	1,256	126	1,382	1,268	158	1,426
All other investments(c)	612	—	612	596	—	596
Total	$7,990	$1,969	$9,959	$7,800	$2,051	$9,851
(a)At March 31, 2025, included hedge funds of $190 million and private equity funds of $7.8 billion. At December 31, 2024, included hedge funds of $210 million and private equity funds of $7.6 billion.
(b)Net of accumulated depreciation of $541 million and $528 million as of March 31, 2025 and December 31, 2024, respectively.
(c)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at March 31, 2025 and December 31, 2024, respectively.
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

Corebridge | First Quarter 2025 Form 10-Q 117

ITEM 2 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$6,969	$319	$10,009	$240	$2,378	$217	$11,853	$414
Foreign exchange contracts	4,466	437	3,519	114	7,062	558	978	46
Derivatives not designated as hedging instruments(a)
Interest rate contracts	51,888	2,975	39,989	3,598	46,448	2,703	36,575	3,038
Foreign exchange contracts	6,729	515	7,867	411	10,360	713	2,857	222
Equity contracts	55,605	2,281	40,770	815	41,040	3,046	24,117	1,546
Credit contracts	6,880	238	—	—	—	—	5	—
Other contracts(b)	45,370	13	45	2	45,016	13	45	2
Total derivatives, excluding Fortitude Re funds withheld	$177,907	$6,778	$102,199	$5,180	$152,304	$7,250	$76,430	$5,268
Total derivatives, Fortitude Re funds withheld	$—	$—	$—	$—	$—	$—	$—	$—
Total derivatives, gross	$177,907	$6,778	$102,199	$5,180	$152,304	$7,250	$76,430	$5,268
Counterparty netting(c)		(4,446)		(4,446)		(4,494)		(4,494)
Cash collateral(d)		(1,950)		(628)		(2,563)		(664)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$382		$106		$193		$110
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Consists primarily of SVWs and contracts with multiple underlying exposures.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both March 31, 2025 and December 31, 2024. Fair value of liabilities related to bifurcated embedded derivatives was $12.3 billion and $11.8 billion, respectively, at March 31, 2025 and December 31, 2024. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components, bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7 to the Condensed Consolidated Financial Statements.
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
For additional discussion of market risk management related to these product features, see “Quantitative and Qualitative Disclosures about Market Risk” in the 2024 Form 10-K.

Corebridge | First Quarter 2025 Form 10-Q 118

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
The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

	March 31,	December 31,
(in millions)	2025	2024
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$625	$153
Exclude NPA	(660)	(618)
Market risk benefits liability, excluding NPA	(35)	(465)
Adjustments for risk margins and differences in valuation	372	544
Economic hedge target liability	$337	$79
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

Corebridge | First Quarter 2025 Form 10-Q 119

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
Change in Economic Hedge Target
The increase in the economic hedge target liability in the three months ended March 31, 2025, was primarily driven by lower interest rates and lower equity markets.
The following table presents the impact on pre-tax income (loss) and Other comprehensive income (loss) of Variable Annuity MRBs and Hedging for the Individual Retirement and Group Retirement Segments:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in millions)	MRB Liability(*)	Hedge Assets	Net	MRB Liability(*)	Hedge Assets	Net
Issuances	$(5)	$—	$(5)	$1	$—	$1
Interest accrual	6	(46)	(40)	(9)	(61)	(70)
Attributed fees	(195)	—	(195)	(189)	—	(189)
Expected claims	16	—	16	18	—	18
Effect of changes in interest rates	(145)	144	(1)	297	(341)	(44)
Effect of changes in interest rate volatility	27	(7)	20	14	(39)	(25)
Effect of changes in equity markets	(173)	128	(45)	580	(359)	221
Effect of changes in equity index volatility	41	13	54	15	31	46
Actual outcome different from model expected outcome	1	—	1	29	—	29
Effect of changes in future expected policyholder behavior	(1)	—	(1)	—	—	—
Effect of changes in other future expected assumptions	—	—	—	(1)	—	(1)
Foreign exchange impact	(2)	—	(2)	2	—	2
Total impact on balance before other and changes in our own credit risk	(430)	232	(198)	757	(769)	(12)
Other	2	(17)	(15)	(2)	2	—
Effect of changes in our own credit risk	(43)	(11)	(54)	12	17	29
Total income (loss) impact on market risk benefits	(471)	204	(267)	767	(750)	17
Less: impact on OCI	(43)	12	(31)	12	(48)	(36)
Add: fees net of claims and ceded premiums and benefits	186	—	186	168	—	168
Net impact on pre-tax income (loss)	$(242)	$192	$(50)	$923	$(702)	$221
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$121			$3
*MRB Liability is partially offset by MRB Assets.
Three Months Ended March 31, 2025
Net impact on pre-tax loss of $50 million was primarily driven by decreases in equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended March 31, 2025, we had a net mark-to-market gain of approximately $121 million from our hedging activities related to our economic hedge target partially due to widening credit spreads and higher equity volatility.
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

Corebridge | First Quarter 2025 Form 10-Q 120

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
For a discussion regarding risks associated with liquidity and capital, see “Risk Factors—Risks Relating to Our Investment Portfolio, Liquidity, Capital and Credit” in the 2024 Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of March 31, 2025 and December 31, 2024, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $5.4 billion and $4.7 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $3.0 billion and $2.5 billion committed revolving credit facility as of March 31, 2025 and December 31, 2024. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries, sales of businesses and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
Corebridge Parent expects to maintain liquidity that is sufficient to at least cover one year of its expenses. We expect that the Corebridge Hold Cos. may access the debt and equity markets from time to time to meet funding requirements as needed.
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
As of March 31, 2025, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $226 million at March 31, 2025 and December 31, 2024.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	March 31,	December 31,
(in millions)	2025	2024
Cash and short-term investments	$2,409	$2,218
Total Corebridge Hold Cos. liquidity	2,409	2,218
Available capacity under committed, revolving credit facility	3,000	2,500
Total Corebridge Hold Cos. liquidity sources	$5,409	$4,718
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
Liquidity to Corebridge Parent from Subsidiaries
During the three months ended March 31, 2025, Corebridge Hold Cos. received $600 million in dividends from subsidiaries.
In March 2025, CRBGLH issued a $250 million promissory note to AGL.
USES
Interest Payments
We made interest payments on our debt instruments totaling $88 million, during the three months ended March 31, 2025.

Corebridge | First Quarter 2025 Form 10-Q 121

ITEM 2 | Liquidity and Capital Resources
Dividends
During the three months ended March 31, 2025, Corebridge Parent paid cash dividends totaling $133 million, consisting of a quarterly dividend of $0.24 per share of its common stock.
Repurchase of Common Stock
During the three months ended March 31, 2025, Corebridge Parent repurchased approximately 9.9 million of shares of Corebridge Parent common stock, for an aggregate purchase price of approximately $321 million.
For additional information, see Note 17 to the Condensed Consolidated Financial Statements.
Contribution
During the three months ended March 31, 2025, Corebridge Hold Cos. made a capital contribution of $150 million to CRBG Bermuda.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $5.9 billion which were due to FHLBs in their respective districts at March 31, 2025, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at March 31, 2025.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had $3.1 billion and $2.4 billion of securities subject to these agreements at March 31, 2025 and December 31, 2024 and $3.0 billion and $2.2 billion liabilities to borrowers for collateral received at March 31, 2025 and December 31, 2024.
We manage the capital of our Life Fleet Risk-Based Capital (“RBC”) ratio targeting above 400%. AGC serves as an affiliate reinsurance company. The surplus of AGC is comprised predominantly of the statutory surplus of the Life Fleet. Given that AGC has no primary operations outside of this internal reinsurance, we believe that excluding AGC from the Life Fleet RBC ratio calculation presents a more accurate view of the overall capital position of our U.S. operating entities. Our Life Fleet RBC ratio was above our minimum target Life Fleet RBC ratio of 400% as of December 31, 2024.
Dividend Restrictions
Payments of dividends to Corebridge Hold Cos. by our U.S. insurance subsidiaries are subject to certain restrictions imposed by laws and regulations of their respective states of domicile. With respect to our domestic insurance subsidiaries, the payment of a dividend may require formal notice to the insurance department of the state in which the particular insurance subsidiary is domiciled, and prior approval of such insurance regulator is required when the amount of the dividend is above certain regulatory thresholds. See “Business — Regulation — U.S. Regulation — State Insurance Regulation” in the 2024 Form 10-K. Bermuda law also restricts the ability of CRBG Bermuda to pay dividends.
To our knowledge, no Corebridge insurance company is currently on any regulatory or similar “watch list” with regard to solvency.

Corebridge | First Quarter 2025 Form 10-Q 122

ITEM 2 | Liquidity and Capital Resources
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Sources:
Operating activities, net	$375	$598
Net changes in policyholder account balances	2,910	1,354
Issuance of debt of consolidated investment entities	8	57
Contributions from noncontrolling interests	8	21
Financing other, net	155	—
Issuance of common stock	—	1
Net change in securities lending and repurchase agreements	542	1,125
Effect of exchange rate changes on cash and restricted cash	—	1
Total Sources	3,998	3,157

Uses:
Investing activities, net	(3,873)	(2,645)
Repayments of debt of consolidated investment entities	(75)	(122)
Repayments of long-term debt	—	—
Distributions to noncontrolling interests	(20)	(29)
Dividends paid on common stock	(133)	(143)
Repurchase of common stock	(321)	(243)
Financing other, net	—	(177)
Effect of exchange rate changes on cash and restricted cash	(1)	—
Total Uses	(4,423)	(3,359)
Net increase (decrease) in cash and cash equivalents	$(425)	$(202)
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
CONTRACTUAL OBLIGATIONS
As of March 31, 2025, there have been no material changes in our contractual obligations from December 31, 2024, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources — Contractual Obligations” in the 2024 Form 10-K.

Corebridge | First Quarter 2025 Form 10-Q 123

ITEM 2 | Liquidity and Capital Resources
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2024	Issuances	Maturities and Repayments	Other Changes	Balance at March 31, 2025
Current portion of long-term debt:*
Senior unsecured notes	2025	$1,000	$—	$—	$—	$1,000
CRBGLH notes	2025	101	—	—	—	101
Total short-term debt		1,101	—	—	—	1,101
Long-term debt issued by Corebridge:
Senior unsecured notes	2027 - 2052	6,750	—	—	—	6,750
Hybrid junior subordinated notes	2052 - 2064	2,350	—	—	—	2,350
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	2029	99	—	—	—	99
CRBGLH junior subordinated debentures	2030 - 2046	227	—	—	—	227
Total long-term debt		9,426	—	—	—	9,426
Debt issuance costs		(73)	—	—	—	(73)
Total long-term debt, net of debt issuance costs		9,353	—	—	—	9,353
Total debt, net of issuance costs		$10,454	$—	$—	$—	$10,454
*    Represents $1.0 billion of 3.50% senior notes due April 4, 2025 and $101 million of 7.50% CRBGLH notes due July 15, 2025.
REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into the Revolving Credit Agreement (the “2022 Revolving Credit Agreement”). At December 31, 2024 there were no loans outstanding under the 2022 Revolving Credit Agreement. On March 26, 2025 the 2022 Revolving Credit Agreement was terminated without penalty.
On March 26, 2025, Corebridge Parent entered into the Revolving Credit Agreement (the “2025 Revolving Credit Agreement”). The 2025 Revolving Credit Agreement replaces the 2022 Revolving Credit Agreement scheduled to mature in 2027. The 2025 Revolving Credit Agreement provides for a five year total commitment of $3.0 billion revolving credit facility. Under circumstances described in the 2025 Revolving Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the 2025 Revolving Credit Agreement of $3.5 billion. Loans under the 2025 Revolving Credit Agreement will mature on March 26, 2030. Under the 2025 Revolving Credit Agreement, the applicable rate, commitment fee and letter of credit fee were determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) with respect to loans in US Dollars, an alternative base rate plus an applicable margin or the adjusted Term SOFR Rate plus an applicable margin, (ii) with respect to loans in Euros, the adjusted European Union interbank Offer Rate (“EURIBOR”) plus an applicable margin, (iii) with respect to loans in Pounds Sterling, the adjusted Daily Simple Sterling Overnight Index Average (“SONIA”) Rate plus an applicable margin and (iv) with respect to loans in Japanese Yen, the adjusted Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin.
For additional information on debt outstanding and revolving credit facilities, see Note 15 to the Consolidated Financial Statements in the 2024 Form 10-K.
DEBT OF CONSOLIDATED INVESTMENT ENTITIES
Our non-financial debt includes debt of consolidated investment entities and such debt does not represent our contractual obligation and is non-recourse to Corebridge. This non-financial debt includes notes and bonds payables supported by cash and investments held by us and certain of our non-insurance subsidiaries for the repayment of those obligations.

(in millions)	Balance at December 31, 2024	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance at March 31, 2025
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$1,938	$8	$(75)	$(9)	$(1)	$1,861
(a)At March 31, 2025, includes debt of consolidated investment entities related to real estate investments of $616 million and other securitization vehicles of $1.0 billion.
(b)In relation to the debt of consolidated investment entities not guaranteed by Corebridge, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us.

Corebridge | First Quarter 2025 Form 10-Q 124

ITEM 2 | Liquidity and Capital Resources
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
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As March 31, 2025, there have been no material changes in our off-balance-sheet arrangements and commercial commitments from December 31, 2024, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Commercial Commitments” in the 2024 Form 10-K.

Corebridge | First Quarter 2025 Form 10-Q 125

ITEM 2 | Accounting Policies and Pronouncements

Accounting Policies and Pronouncements
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. On a regular basis, we review estimates and assumptions used in the preparation of financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our significant accounting policies and accounting pronouncements, see Note 2 in the 2024 Form 10-K.

The accounting policies that we believe are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:
•fair value measurements of certain financial assets and liabilities;
•valuation of MRBs related to guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;
•valuation of embedded derivative liabilities for fixed index annuity, registered index-linked annuity and index universal life products;
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
For a complete discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Accounting Policies and Pronouncements” in the 2024 Form 10-K.
ADOPTION OF ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Condensed Consolidated Financial Statements for a complete discussion of adoption of accounting pronouncements.

Corebridge | First Quarter 2025 Form 10-Q 126

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
Financial debt — represents the sum of short-term debt and long-term debt, net of debt issuance costs, not including (a) debt of consolidated investment entities — not guaranteed by Corebridge; (b) investment contracts supported by assets and issued for purposes of earning spread income, such as GICs and FABNs; and (c) operating debt utilized to fund daily operations.
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

Corebridge | First Quarter 2025 Form 10-Q 127

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

Corebridge | First Quarter 2025 Form 10-Q 128

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

Corebridge | First Quarter 2025 Form 10-Q 129

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
•“S&P” — Standard & Poor’s Financial Services LLC;
•“SEC” — the U.S. Securities and Exchange Commission;
•“SVW” — stable value wrap;
•“URR” — unearned revenue reserve;
•“VIE” — variable interest entity;
•“VIX” — volatility index; and
•“VOBA” — value of business acquired.

Corebridge | First Quarter 2025 Form 10-Q 130

ITEM 3 | Quantitative and Qualitative Disclosures about Market Risk
ITEM 3 | Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in “Quantitative and Qualitative Disclosures About Market Risk” in the 2024 Form 10-K.
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corebridge | First Quarter 2025 Form 10-Q 131

Part II - Other Information

ITEM 1 | Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 16 to the Condensed Consolidated Financial Statements.

ITEM 1A | Risk Factors
Except as noted below, there have been no material changes in the Company’s risk factors from those disclosed in "Risk Factors" in our 2024 Form 10-K.

Our business is highly dependent on economic and capital market conditions.
Weakness in economic conditions and capital market volatility in the United States and globally, have in the past led to, and may in the future lead to, among other consequences, a poor operating environment, erosion of consumer and investor confidence, reduced business volumes, deteriorating liquidity of assets, declines in asset valuations, increased levels of credit losses and impairments, and impacts on policyholder behavior that could influence reserve valuations. Further, if our investment managers, including Blackstone IM and BlackRock, or any other asset managers we engage fail to react appropriately to difficult market or economic conditions, our investment portfolio could incur material losses.
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
•a downgrade in our IFS ratings or credit ratings; and
•reduced premium and deposits.
Adverse economic conditions may result from a variety of factors, including domestic and global economic and political developments, including elevated interest rates, plateauing or decreasing economic growth and business activity, recessions, or the increased likelihood of recessions, trade disputes with other countries (including the effect of sanctions and trade restrictions, such as tariffs and trade barriers imposed by the United States government and any countermeasures imposed by other governments in response to such tariffs), social inflation, inflationary or deflationary pressures in developed economies, including the United States, pressures on the commercial real estate market, stress in the banking sector, civil unrest, geopolitical tensions or military action, such as the ongoing armed conflicts between Ukraine and Russia and in the Middle East, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains. These and other market, economic, regulatory and political factors, including the prolonged effects of elevated inflation and macroeconomic uncertainty in the United States and globally, could have a material adverse effect on our business, results of operations, financial condition, capital and liquidity in many ways, including:
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

Corebridge | First Quarter 2025 Form 10-Q 132

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
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in “Risk Factors” in the 2024 Form 10-K.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of Corebridge Parent or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Corebridge Parent common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
01/01/25 through 01/31/25	4,139,300	$31.67	4,139,300	$579
02/01/25 through 02/28/25	3,112,209	33.10	3,112,209	476
03/01/25 through 03/31/25	2,690,900	32.18	2,690,900	389
Total	9,942,409	$32.26	9,942,409	$389
*Excludes excise tax of $3.2 million due to the Inflation Reduction Act of 2022 for the three months ended March 31, 2025.
On May 4, 2023, our Board of Directors authorized a $1.0 billion share repurchase program. On April 30, 2024, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the share repurchase program. On February 12, 2025, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the share repurchase program. Under this program, Corebridge Parent may, from time to time, purchase shares of Corebridge Parent common stock but is not obligated to purchase any particular number of shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. For instance, on August 7, 2024, we purchased an aggregate of approximately $200 million of shares from AIG in a privately negotiated transaction. In addition, certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans, including the share repurchase plan Corebridge Parent adopted on February 18, 2025, which, unless extended expires on May 7, 2025. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.
During the three months ended March 31, 2025, Corebridge Parent repurchased approximately 9.9 million shares of Corebridge Parent common stock, par value $0.01 per share, for an aggregate purchase price of $321 million, pursuant to the share repurchase program.
As of March 31, 2025, approximately $0.4 billion remained under the share repurchase program authorizations.

ITEM 5 | Other Information
Not applicable.

Corebridge | First Quarter 2025 Form 10-Q 133

Exhibit Index
Exhibit Index

Exhibit Number	Description
10.1*	Form of Corebridge Financial, Inc. Long Term Incentive Plan, Long Term Incentive Award Agreement
10.2
Revolving Credit Agreement, dated as of March 26, 2025, among Corebridge Financial, Inc., the Subsidiary Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Several L/C Agent party thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 26, 2025.

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
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Corebridge | First Quarter 2025 Form 10-Q 134

Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)
/s/ ELIAS HABAYEB
Elias Habayeb
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ CHRISTOPHER FILIAGGI
Christopher Filiaggi
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated May 6, 2025

Corebridge | First Quarter 2025 Form 10-Q 135