Form 10-Q
period 2025-06-30
Corebridge Financial, Inc.
filed 2025-08-05
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, there were 538,681,830 shares outstanding of the registrant’s common stock.

COREBRIDGE FINANCIAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

FORM 10-Q

Corebridge | Second Quarter 2025 Form 10-Q 1

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
•failure to complete all or any portion of the transactions with Corporate Solutions Life Reinsurance Company and Venerable Holdings, Inc.;
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

Corebridge | Second Quarter 2025 Form 10-Q 2

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

Corebridge | Second Quarter 2025 Form 10-Q 3

Part I – Financial Information

Item 1. | Financial Statements

Corebridge Financial, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	June 30, 2025	December 31, 2024
Assets:
Investments:
Fixed maturity securities:
Bonds available-for-sale, at fair value, net of allowance for credit losses of $91 in 2025 and $119 in 2024 (amortized cost: 2025 - $196,213; 2024 - $191,058)*	$179,645	$170,840
Other bond securities, at fair value (See Note 5)*	5,379	5,262
Equity securities, at fair value (See Note 5)*	911	56
Mortgage and other loans receivable, net of allowance for credit losses of $719 in 2025 and $771 in 2024*	54,334	52,768
Other invested assets (portion measured at fair value: 2025 - $8,091; 2024 - $7,791)*	9,947	9,851
Short-term investments, including restricted cash of $4 in 2025 and $4 in 2024 (portion measured at fair value: 2025 - $1,264; 2024 - $1,439)*	3,811	4,981
Total investments	254,027	243,758
Cash*	290	806
Accrued investment income*	2,238	2,169
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2025 and $1 in 2024	674	713
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2025 and $0 in 2024	24,463	24,933
Reinsurance assets - other, net of allowance for credit losses and disputes of $10 in 2025 and $12 in 2024	1,700	1,560
Deferred income taxes	7,426	7,903
Deferred policy acquisition costs and value of business acquired	10,435	10,293
Market risk benefit assets, at fair value	1,329	1,332
Other assets, including restricted cash of $2 in 2025 and $14 in 2024 (portion measured at fair value: 2025 - $590; 2024 - $193)*	2,340	1,844
Separate account assets, at fair value	94,064	93,888
Assets held-for-sale	177	198
Total assets	$399,163	$389,397
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$57,485	$56,272
Policyholder contract deposits (portion measured at fair value: 2025 - $10,826; 2024 - $9,535)	182,187	173,695
Market risk benefit liabilities, at fair value	6,265	5,616
Other policyholder funds	2,903	2,873
Fortitude Re funds withheld payable (portion measured at fair value: 2025 - $3,052; 2024 - $2,223)	23,820	24,291
Other liabilities (portion measured at fair value: 2025 - $128; 2024 - $110)*	7,921	8,044
Short-term and long-term debt, of which $101 is short-term debt in 2025 and $1,101 in 2024	9,456	10,454
Debt of consolidated investment entities*	1,893	1,938
Separate account liabilities	94,064	93,888
Total liabilities	$385,994	$377,071
Contingencies, commitments and guarantees (See Note 16)
Corebridge Shareholders' equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2025 - 650,189,849 and 2024 - 650,189,849	$7	$7
Treasury stock, at cost; 2025 - 107,002,819 shares and 2024 - 88,704,816 shares	(2,881)	(2,282)
Additional paid-in capital	8,140	8,161
Retained earnings	17,669	19,257
Accumulated other comprehensive loss	(10,633)	(13,681)
Total Corebridge Shareholders' equity	12,302	11,462
Non-redeemable noncontrolling interests	867	864
Total equity	$13,169	$12,326
Total liabilities and equity	$399,163	$389,397
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Second Quarter 2025 Form 10-Q 4

Corebridge Financial, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2025	2024	2025	2024
Revenues:
Premiums	$464	$547	$1,353	$2,842
Policy fees	721	721	1,441	1,435
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,995	2,663	5,853	5,255
Net investment income - Fortitude Re funds withheld assets	343	325	674	657
Total net investment income	3,338	2,988	6,527	5,912
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(1,694)	(690)	(2,516)	(868)
Net realized losses on Fortitude Re funds withheld assets	(30)	(93)	(26)	(257)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(251)	36	(847)	58
Total net realized losses	(1,975)	(747)	(3,389)	(1,067)
Advisory fee income	121	124	246	248
Other income	75	77	156	176
Total revenues	2,744	3,710	6,334	9,546
Benefits and expenses:
Policyholder benefits (includes remeasurement (gains) losses of $59 and $68 for the three months ended June 30, 2025 and 2024, and $205 and $168, for the six months ended June 30, 2025 and 2024, respectively)	982	1,049	2,439	3,856
Change in the fair value of market risk benefits, net	(279)	25	106	(344)
Interest credited to policyholder account balances	1,486	1,274	2,903	2,473
Amortization of deferred policy acquisition costs and value of business acquired	275	260	550	527
Non-deferrable insurance commissions	152	146	308	289
Advisory fee expenses	64	71	134	139
General operating expenses	535	532	1,079	1,104
Interest expense	137	138	285	276
Net gain on divestitures	—	(241)	—	(246)
Total benefits and expenses	3,352	3,254	7,804	8,074
Income (loss) before income tax expense (benefit)	(608)	456	(1,470)	1,472
Income tax expense (benefit)	60	115	(145)	304
Net income (loss)	(668)	341	(1,325)	1,168
Less:
Net loss attributable to noncontrolling interests	(8)	(24)	(1)	(75)
Net income (loss) attributable to Corebridge	$(660)	$365	$(1,324)	$1,243

Income (loss) per common share attributable to Corebridge common shareholders:
Common stock - basic	$(1.20)	$0.60	$(2.39)	$2.01
Common stock - diluted	$(1.20)	$0.59	$(2.39)	$2.01

Weighted average shares outstanding:
Common stock - basic	550.3	611.6	554.1	617.8
Common stock - diluted	550.3	612.6	554.1	618.7

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Second Quarter 2025 Form 10-Q 5

Corebridge Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$(668)	$341	$(1,325)	$1,168
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	13	(9)	26	26
Change in unrealized appreciation (depreciation) of all other investments	1,262	(967)	2,746	(2,143)
Change in fair value of market risk benefits attributable to changes in our own credit risk	13	159	(34)	136
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	47	379	87	922
Change in cash flow hedges	45	(2)	182	(22)
Change in foreign currency translation adjustments	37	70	42	67
Other comprehensive income (loss)	1,417	(370)	3,049	(1,014)
Comprehensive income (loss)	749	(29)	1,724	154
Less:
Comprehensive (loss) attributable to noncontrolling interests	(7)	(25)	—	(77)
Comprehensive income (loss) attributable to Corebridge	$756	$(4)	$1,724	$231
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Second Quarter 2025 Form 10-Q 6

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended June 30, 2025
Balance, beginning of period	$7	$(2,568)	$8,129	$18,461	$(12,049)	$11,980	$856	$12,836
Common stock issued under stock plans	—	1	(1)	—	—	—	—	—
Purchase of common stock	—	(314)	—	—	—	(314)	—	(314)
Net loss attributable to Corebridge or noncontrolling interests	—	—	—	(660)	—	(660)	(8)	(668)
Dividends on common stock	—	—	—	(131)	—	(131)	—	(131)
Other comprehensive income, net of tax	—	—	—	—	1,416	1,416	1	1,417
Contributions from noncontrolling interests	—	—	—	—	—	—	30	30
Distributions to noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Other	—	—	12	(1)	—	11	—	11
Balance, end of period	$7	$(2,881)	$8,140	$17,669	$(10,633)	$12,302	$867	$13,169

Three Months Ended June 30, 2024
Balance, beginning of period	$7	$(717)	$8,115	$18,310	$(14,139)	$11,576	$810	$12,386
Common stock issued under stock plans	—	(4)	4	—	—	—	—	—
Purchase of common stock	—	(440)	—	—	—	(440)	—	(440)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	365	—	365	(24)	341
Dividends on common stock	—	—	—	(139)	—	(139)	—	(139)
Other comprehensive loss, net of tax	—	—	—	—	(369)	(369)	(1)	(370)
Contributions from noncontrolling interests	—	—	—	—	—	—	32	32
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other	—	—	3	—	—	3	1	4
Balance, end of period	$7	$(1,161)	$8,122	$18,536	$(14,508)	$10,996	$816	$11,812

Six Months Ended June 30, 2025
Balance, beginning of year	$7	$(2,282)	$8,161	$19,257	$(13,681)	$11,462	$864	$12,326
Common stock issued under stock plans	—	41	(41)	—	—	—	—	—
Purchase of common stock	—	(640)	—	—	—	(640)	—	(640)
Net loss attributable to Corebridge or noncontrolling interests	—	—	—	(1,324)	—	(1,324)	(1)	(1,325)
Dividends on common stock	—	—	—	(264)	—	(264)	—	(264)
Other comprehensive income, net of tax	—	—	—	—	3,048	3,048	1	3,049
Contributions from noncontrolling interests	—	—	—	—	—	—	38	38
Distributions to noncontrolling interests	—	—	—	—	—	—	(32)	(32)
Other	—	—	20	—	—	20	(3)	17
Balance, end of period	$7	$(2,881)	$8,140	$17,669	$(10,633)	$12,302	$867	$13,169

Six Months Ended June 30, 2024
Balance, beginning of year	$6	$(503)	$8,149	$17,572	$(13,458)	$11,766	$869	$12,635
Common stock issued under stock plans	1	23	(23)	—	—	1	—	1
Purchase of common stock	—	(681)	—	—	—	(681)	—	(681)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	1,243	—	1,243	(75)	1,168
Dividends on common stock	—	—	—	(282)	—	(282)	—	(282)
Other comprehensive loss, net of tax	—	—	—	—	(1,012)	(1,012)	(2)	(1,014)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	1	1
Contributions from noncontrolling interests	—	—	—	—	—	—	53	53
Distributions to noncontrolling interests	—	—	—	—	—	—	(31)	(31)
Other	—	—	(4)	3	(38)	(39)	1	(38)
Balance, end of period	$7	$(1,161)	$8,122	$18,536	$(14,508)	$10,996	$816	$11,812
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Second Quarter 2025 Form 10-Q 7

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,325)	$1,168
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses (gains) on sales of securities available-for-sale and other assets	925	903
Net (gain) loss on divestitures	—	(246)
Unrealized (gains) losses in earnings - net	1,002	753
Change in the fair value of market risk benefits in earnings, net	417	(858)
Equity in income from equity method investments, net of dividends or distributions	12	34
Depreciation and other amortization	183	96
Impairments of assets	31	48
Changes in operating assets and liabilities:
Insurance liabilities	45	443
Premiums and other receivables and payables - net	144	(238)
Funds held relating to Fortitude Re Reinsurance contracts	(472)	(1,031)
Reinsurance assets and funds held under reinsurance treaties	613	487
Capitalization of deferred policy acquisition costs	(692)	(684)
Current and deferred income taxes - net	(354)	61
Other, net	(413)	(347)
Total adjustments	1,441	(579)
Net cash provided by operating activities	116	589
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available-for-sale securities	6,897	4,992
Other securities	731	374
Other invested assets	767	642
Divestitures, net	—	577
Maturities of fixed maturity securities available-for-sale	8,415	7,007
Principal payments received on mortgage and other loans receivable	3,708	2,201
Purchases of:
Available-for-sale securities	(20,356)	(14,025)
Other securities	(1,582)	(583)
Other invested assets	(489)	(374)
Mortgage and other loans receivable	(4,395)	(4,113)
Net change in short-term investments	1,359	(693)
Net change in derivative assets and liabilities	(1,525)	103
Other, net	(75)	(72)
Net cash used in investing activities	(6,545)	(3,964)
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	20,233	20,103
Policyholder contract withdrawals	(12,453)	(14,377)
Issuance of debt of consolidated investment entities	52	101
Repayments of short-term debt	(1,000)	—
Maturities and repayments of debt of consolidated investment entities	(105)	(398)
Dividends paid on common stock	(264)	(282)
Distributions to noncontrolling interests	(32)	(31)
Contributions from noncontrolling interests	38	53
Net change in securities lending and repurchase agreements	(5)	(893)
Issuance of common stock	—	1
Repurchase of common stock	(632)	(679)
Other, net	70	(198)
Net cash provided by (used in) financing activities	5,902	3,400
Effect of exchange rate changes on cash and restricted cash	(1)	—
Net increase (decrease) in cash and restricted cash	(528)	25
Cash and restricted cash at beginning of year	824	628
Change in cash of businesses held for sale	—	—
Cash and restricted cash at end of period	$296	$653
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Second Quarter 2025 Form 10-Q 8

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Consolidated Cash Flow Information
	Six Months Ended June 30,
(in millions)	2025	2024
Cash	$290	$637
Restricted cash included in short-term investments	4	3
Restricted cash included in other assets	2	13
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$296	$653
Cash (received) paid during the period for:
Interest	$300	$259
Taxes	$209	$243
Non-cash investing activities:
Fixed maturity securities, designated available-for-sale, received in connection with pension risk transfer transactions	$—	$(1,316)
Fixed maturity securities, designated fair value option, received in connection with reinsurance transactions	$—	$(232)
Fixed maturity securities, designated available-for-sale, transferred in connection with reinsurance transactions	$—	$131
Fixed maturity securities, designated fair value option, transferred in connection with reinsurance transactions	$—	$15
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,068	$2,416
Fee income debited to policyholder contract deposits included in financing activities	$(1,464)	$(1,426)
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Second Quarter 2025 Form 10-Q 9

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
As of June 30, 2025, Corebridge’s three largest shareholders, Nippon Life Insurance Company, a mutual company organized under the laws of Japan (“Nippon”), American International Group, Inc. (“AIG”), and Argon Holdco LLC, owned approximately 22.5%, 21.0% and 11.4% of the outstanding Corebridge Parent common stock, respectively.
BASIS OF PRESENTATION
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
VARIABLE ANNUITY REINSURANCE TRANSACTION
On June 25, 2025, AGL and USL (the “Ceding Companies” and each, a “Ceding Company”), entered into a Master Transaction Agreement (the “Agreement”) with Corporate Solutions Life Reinsurance Company, an Iowa-domiciled insurance company (“Reinsurer”), pursuant to which, among other things, subject to the terms and conditions thereof, at the applicable closing of the transactions contemplated thereby, AGL and the Reinsurer, as well as USL and the Reinsurer, will each enter into coinsurance and modified coinsurance agreements, (together the “Reinsurance Agreements” and each, a “Reinsurance Agreement”). Under the terms of the Reinsurance Agreements, the applicable Ceding Company will cede to Reinsurer 100% of the applicable reinsured liabilities with respect to (i) in-force individual retirement variable annuity contracts issued prior to the effective time of the Reinsurance Agreements, and (ii) only with respect to AGL, new individual retirement variable annuity contracts issued after the effective date of the Reinsurance Agreement. In addition, AGL agreed to sell all of the outstanding membership interests in SunAmerica Asset Management, LLC, an indirect wholly-owned subsidiary of the Company (“SAAMCo”), to Venerable Holdings, Inc., a Delaware corporation (“Venerable”) or one of its affiliates subject to customary terms and conditions.
The closings with respect to the Reinsurance Agreement with AGL and the Reinsurance Agreement with USL are bifurcated. The closing with respect to the Reinsurance Agreement with AGL occurred on August 1, 2025 and the closings with respect to the Reinsurance Agreement with USL and the sale of SAAMCo are expected to occur in the fourth quarter of 2025. The consummation of the closings under the Agreement are subject to the satisfaction or waiver of customary closing conditions specified in the Agreement.

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

Corebridge | Second Quarter 2025 Form 10-Q 10

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

Corebridge | Second Quarter 2025 Form 10-Q 11

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

Corebridge | Second Quarter 2025 Form 10-Q 12

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended June 30, 2025
Premiums	$44	$—	$377	$25	$18	$—	$464	$—	$464
Policy fees	199	105	366	51	—	—	721	—	721
Net investment income(a)	1,585	469	335	654	18	(11)	3,050	288	3,338
Net realized gains (losses)(a)(b)	—	—	—	—	(11)	—	(11)	(1,964)	(1,975)
Advisory fee and other income	104	85	—	1	6	—	196	—	196
Total adjusted revenues	1,932	659	1,078	731	31	(11)	4,420	(1,676)	2,744
Policyholder benefits	48	2	650	286	—	—	986	(4)	982
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(279)	(279)
Interest credited to policyholder account balances	847	301	84	243	—	—	1,475	11	1,486
Amortization of deferred policy acquisition costs	166	21	84	4	—	—	275	—	275
Non-deferrable insurance commissions	102	30	15	5	—	—	152	—	152
Advisory fee expenses	33	30	1	—	—	—	64	—	64
General operating expenses(c)	113	93	111	20	69	(1)	405	130	535
Interest expense	—	—	—	—	138	(9)	129	8	137
Total benefits and expenses	1,309	477	945	558	207	(10)	3,486	(134)	3,352
Noncontrolling interests	—	—	—	—	8	—	8
Adjusted pre-tax operating income (loss)	$623	$182	$133	$173	$(168)	$(1)	$942
Adjustments to:
Total revenue							(1,676)
Total expenses							(134)
Noncontrolling interests							(8)
Income before income tax expense (benefit)							$(608)		$(608)

Three Months Ended June 30, 2024
Premiums	$30	$—	$331	$167	$19	$—	$547	$—	$547
Policy fees	200	108	366	47	—	—	721	—	721
Net investment income (loss)(a)	1,405	487	322	489	18	(5)	2,716	272	2,988
Net realized gains (losses)(a)(b)	—	—	—	—	(9)	—	(9)	(738)	(747)
Advisory fee and other income	108	83	1	1	8	—	201	—	201
Total adjusted revenues	1,743	678	1,020	704	36	(5)	4,176	(466)	3,710
Policyholder benefits	33	(2)	627	394	—	—	1,052	(3)	1,049
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	25	25
Interest credited to policyholder account balances	695	300	84	187	—	—	1,266	8	1,274
Amortization of deferred policy acquisition costs	152	21	84	3	—	—	260	—	260
Non-deferrable insurance commissions	94	30	16	5	1	—	146	—	146
Advisory fee expenses	38	32	1	—	—	—	71	—	71
General operating expenses	110	102	113	19	75	—	419	113	532
Interest expense	—	—	—	—	132	(5)	127	11	138
Net (gain) on divestitures	—	—	—	—	—	—	—	(241)	(241)
Total benefits and expenses	1,122	483	925	608	208	(5)	3,341	(87)	3,254
Noncontrolling interests	—	—	—	—	24	—	24
Adjusted pre-tax operating income (loss)	$621	$195	$95	$96	$(148)	$—	$859
Adjustments to:
Total revenue							(466)
Total expenses							(87)
Noncontrolling interests							(24)
Income before income tax expense (benefit)							$456		$456

Corebridge | Second Quarter 2025 Form 10-Q 13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Six Months Ended June 30, 2025
Premiums	$71	$4	$717	$525	$36	$—	$1,353	$—	$1,353
Policy fees	397	213	730	101	—	—	1,441	—	1,441
Net investment income(a)	3,071	954	671	1,243	34	(15)	5,958	569	6,527
Net realized gains (losses)(a)(b)	—	—	—	—	2	—	2	(3,391)	(3,389)
Advisory fee and other income	214	172	1	2	13	—	402	—	402
Total adjusted revenues	3,753	1,343	2,119	1,871	85	(15)	9,156	(2,822)	6,334
Policyholder benefits	80	7	1,286	1,028	11	—	2,412	27	2,439
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	106	106
Interest credited to policyholder account balances	1,647	597	164	473	—	—	2,881	22	2,903
Amortization of deferred policy acquisition costs	330	43	169	8	—	—	550	—	550
Non-deferrable insurance commissions	208	60	29	10	1	—	308	—	308
Advisory fee expenses	70	63	1	—	—	—	134	—	134
General operating expenses(c)	241	196	229	42	145	(2)	851	228	1,079
Interest expense	—	—	—	—	284	(15)	269	16	285
Net (gain) on divestitures	—	—	—	—	—	—	—	—	—
Total benefits and expenses	2,576	966	1,878	1,561	441	(17)	7,405	399	7,804
Noncontrolling interests	—	—	—	—	1	—	1
Adjusted pre-tax operating income (loss)	$1,177	$377	$241	$310	$(355)	$2	$1,752
Adjustments to:
Total revenue							(2,822)
Total expenses							399
Noncontrolling interests							(1)
Income before income tax expense (benefit)							$(1,470)		$(1,470)

Six Months Ended June 30, 2024
Premiums	$71	$5	$765	$1,963	$38	$—	$2,842	$—	$2,842
Policy fees	391	215	734	95	—	—	1,435	—	1,435
Net investment income(a)	2,744	982	648	976	8	(13)	5,345	567	5,912
Net realized gains (losses)(a)(b)	—	—	—	—	(17)	—	(17)	(1,050)	(1,067)
Advisory fee and other income	224	166	1	2	31	—	424	—	424
Total adjusted revenues	3,430	1,368	2,148	3,036	60	(13)	10,029	(483)	9,546
Policyholder benefits	69	1	1,375	2,417	—	—	3,862	(6)	3,856
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	(344)	(344)
Interest credited to policyholder account balances	1,334	598	167	356	—	—	2,455	18	2,473
Amortization of deferred policy acquisition costs	301	42	178	6	—	—	527	—	527
Non-deferrable insurance commissions	184	59	35	10	1	—	289	—	289
Advisory fee expenses	73	65	1	—	—	—	139	—	139
General operating expenses	226	208	243	39	161	—	877	227	1,104
Interest expense	—	—	—	—	269	(10)	259	17	276
Net (gain) on divestitures	—	—	—	—	—	—	—	(246)	(246)
Total benefits and expenses	2,187	973	1,999	2,828	431	(10)	8,408	(334)	8,074
Noncontrolling interests	—	—	—	—	75	—	75
Adjusted pre-tax operating income (loss)	$1,243	$395	$149	$208	$(296)	$(3)	$1,696
Adjustments to:
Total revenue							(483)
Total expenses							(334)
Noncontrolling interests							(75)
Income before income tax expense (benefit)							$1,472		$1,472
(a)Adjustments include Fortitude Re activity of $62 million and $268 million for the three months ended June 30, 2025 and 2024, respectively, and $(199) million and $458 million for the six months ended June 30, 2025 and 2024, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
(c)Adjustments include restructuring and other costs. The three and six months ended June 30, 2025 restructuring and other costs primarily include severance related costs and ongoing modernization initiatives.

Corebridge | Second Quarter 2025 Form 10-Q 14

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

Corebridge | Second Quarter 2025 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$9	$1,269	$—	$—	$—	$1,278
Obligations of states, municipalities and political subdivisions	—	3,766	761	—	—	4,527
Non-U.S. governments	—	4,302	—	—	—	4,302
Corporate debt	—	113,367	433	—	—	113,800
RMBS	—	10,029	5,988	—	—	16,017
CMBS	—	8,777	792	—	—	9,569
CLO	—	7,262	1,987	—	—	9,249
ABS	—	1,399	19,504	—	—	20,903
Total bonds available-for-sale	9	150,171	29,465	—	—	179,645
Other bond securities:
U.S. government and government sponsored entities	—	190	—	—	—	190
Obligations of states, municipalities and political subdivisions	—	34	1	—	—	35
Non-U.S. governments	—	71	—	—	—	71
Corporate debt	—	2,948	13	—	—	2,961
RMBS	—	54	88	—	—	142
CMBS	—	201	16	—	—	217
CLO	—	460	57	—	—	517
ABS	—	71	1,175	—	—	1,246
Total other bond securities	—	4,029	1,350	—	—	5,379
Equity securities	870	—	41	—	—	911
Other invested assets(b)	—	—	1,662	—	—	1,662
Derivative assets:
Interest rate contracts	—	3,693	246	—	—	3,939
Foreign exchange contracts	—	752	—	—	—	752
Equity contracts	11	4,035	618	—	—	4,664
Credit contracts	—	312	—	—	—	312
Other contracts	—	—	14	—	—	14
Counterparty netting and cash collateral	—	—	—	(7,022)	(2,069)	(9,091)
Total derivative assets	11	8,792	878	(7,022)	(2,069)	590
Short-term investments	549	715	—	—	—	1,264
Market risk benefit assets	—	—	1,329	—	—	1,329
Separate account assets	90,633	3,431	—	—	—	94,064
Total	$92,072	$167,138	$34,725	$(7,022)	$(2,069)	$284,844
Liabilities:
Policyholder contract deposits(c)	$—	$122	$10,704	$—	$—	$10,826
Derivative liabilities:
Interest rate contracts	—	4,446	21	—	—	4,467
Foreign exchange contracts	—	874	—	—	—	874
Equity contracts	5	2,581	119	—	—	2,705
Credit contracts	—	103	—	—	—	103
Other contracts	—	—	1	—	—	1
Counterparty netting and cash collateral	—	—	—	(7,022)	(1,000)	(8,022)
Total derivative liabilities	5	8,004	141	(7,022)	(1,000)	128
Fortitude Re funds withheld payable(d)	—	—	3,052	—	—	3,052
Market risk benefit liabilities	—	—	6,265	—	—	6,265
Total	$5	$8,126	$20,162	$(7,022)	$(1,000)	$20,271

Corebridge | Second Quarter 2025 Form 10-Q 16

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

December 31, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$9	$1,359	$—	$—	$—	$1,368
Obligations of states, municipalities and political subdivisions	—	3,916	745	—	—	4,661
Non-U.S. governments	—	3,904	—	—	—	3,904
Corporate debt	—	104,644	1,834	—	—	106,478
RMBS	—	9,739	6,045	—	—	15,784
CMBS	—	8,956	621	—	—	9,577
CLO	—	7,956	2,162	—	—	10,118
ABS	—	1,384	17,566	—	—	18,950
Total bonds available-for-sale	9	141,858	28,973	—	—	170,840
Other bond securities:
U.S. government and government sponsored entities	—	188	—	—	—	188
Obligations of states, municipalities and political subdivisions	—	33	1	—	—	34
Non-U.S. governments	—	27	—	—	—	27
Corporate debt	—	2,727	209	—	—	2,936
RMBS	—	53	98	—	—	151
CMBS	—	206	14	—	—	220
CLO	—	419	59	—	—	478
ABS	—	68	1,160	—	—	1,228
Total other bond securities	—	3,721	1,541	—	—	5,262
Equity securities	15	—	41	—	—	56
Other invested assets(b)	—	—	1,647	—	—	1,647
Derivative assets:
Interest rate contracts	—	2,556	364	—	—	2,920
Foreign exchange contracts	—	1,271	—	—	—	1,271
Equity contracts	1	2,390	654	—	—	3,045
Other contracts	—	1	13	—	—	14
Counterparty netting and cash collateral	—	—	—	(4,494)	(2,563)	(7,057)
Total derivative assets	1	6,218	1,031	(4,494)	(2,563)	193
Short-term investments	351	1,088	—	—	—	1,439
Market risk benefit assets	—	—	1,332	—	—	1,332
Separate account assets	90,400	3,488	—	—	—	93,888
Total	$90,776	$156,373	$34,565	$(4,494)	$(2,563)	$274,657
Liabilities:
Policyholder contract deposits(c)	$—	$120	$9,415	$—	$—	$9,535
Derivative liabilities:
Interest rate contracts	—	3,452	—	—	—	3,452
Foreign exchange contracts	—	268	—	—	—	268
Equity contracts	7	1,530	9	—	—	1,546
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(4,494)	(664)	(5,158)
Total derivative liabilities	7	5,250	11	(4,494)	(664)	110
Fortitude Re funds withheld payable(d)	—	—	2,223	—	—	2,223
Market risk benefit liabilities	—	—	5,616	—	—	5,616
Total	$7	$5,370	$17,265	$(4,494)	$(664)	$17,484
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent), which totaled $6.4 billion and $6.1 billion as of June 30, 2025 and December 31, 2024, respectively.
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

Corebridge | Second Quarter 2025 Form 10-Q 17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and six months ended June 30, 2025 and 2024 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2025 and 2024:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$782	$(1)	$(17)	$(3)	$—	$—	$—	$761	$—	$(22)
Corporate debt	1,084	(1)	10	(35)	4	(629)	—	433	—	5
RMBS	6,204	65	(19)	(203)	22	(81)	—	5,988	—	(9)
CMBS	704	5	4	(12)	91	—	—	792	—	2
CLO	2,159	9	3	(19)	2	(167)	—	1,987	—	3
ABS	18,768	127	90	94	436	(11)	—	19,504	—	82
Total bonds available-for-sale	29,701	204	71	(178)	555	(888)	—	29,465	—	61
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	14	1	—	(1)	(1)	—	—	13	—	—
RMBS	89	—	—	(1)	—	—	—	88	1	—
CMBS	16	—	—	—	—	—	—	16	—	—
CLO	52	(1)	—	6	—	—	—	57	(1)	—
ABS	1,148	9	—	18	—	—	—	1,175	1	—
Total other bond securities	1,320	9	—	22	(1)	—	—	1,350	1	—
Equity securities	41	—	—	—	—	—	—	41	—	—
Other invested assets	1,633	5	34	(10)	—	—	—	1,662	20	—
Total(a)	$32,695	$218	$105	$(166)	$554	$(888)	$—	$32,518	$21	$61
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,341	$1,115	$—	$248	$—	$—	$—	$10,704	$(528)	$—
Derivative liabilities, net:
Interest rate contracts	(283)	36	—	22	—	—	—	(225)	(38)	—
Equity contracts	(547)	80	—	(32)	—	—	—	(499)	32	—
Other contracts	(11)	(18)	—	16	—	—	—	(13)	17	—
Total derivative liabilities, net(b)	(841)	98	—	6	—	—	—	(737)	11	—
Fortitude Re funds withheld payable	2,853	251	—	(51)	—	—	(1)	3,052	30	—
Total(c)	$11,353	$1,464	$—	$203	$—	$—	$(1)	$13,019	$(487)	$—

Corebridge | Second Quarter 2025 Form 10-Q 18

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other(d)	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$829	$—	$(33)	$—	$—	$—	$—	$796	$—	$(33)
Corporate debt	1,575	—	2	(79)	183	(288)	—	1,393	—	(43)
RMBS	6,354	74	(90)	208	21	(112)	(2)	6,453	—	(101)
CMBS	547	3	3	(24)	—	—	—	529	—	2
CLO	1,729	18	8	57	32	(72)	—	1,772	—	6
ABS	15,033	99	75	1,318	162	(332)	—	16,355	—	64
Total bonds available-for-sale	26,067	194	(35)	1,480	398	(804)	(2)	27,298	—	(105)
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	177	7	—	10	1	—	—	195	7	—
RMBS	106	—	—	(3)	—	—	—	103	(1)	—
CMBS	17	—	—	—	—	—	—	17	1	—
CLO	71	(2)	—	(8)	—	—	—	61	—	—
ABS	947	21	—	209	20	(4)	—	1,193	12	—
Total other bond securities	1,319	26	—	208	21	(4)	—	1,570	19	—
Equity securities	45	(2)	—	5	—	—	—	48	—	—
Other invested assets	1,671	(2)	(2)	(12)	—	—	—	1,655	(8)	—
Total(a)	$29,102	$216	$(37)	$1,681	$419	$(808)	$(2)	$30,571	$11	$(105)

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$8,550	$272	$—	$214	$—	$—	$—	$9,036	$191	$—
Derivative liabilities, net:
Interest rate contracts	(407)	(119)	—	(27)	—	—	130	(423)	112	—
Equity contracts	(1,018)	45	—	(62)	—	—	12	(1,023)	(16)	—
Other contracts	(11)	(16)	—	14	—	—	1	(12)	15	—
Total derivative liabilities, net(b)	(1,436)	(90)	—	(75)	—	—	143	(1,458)	111	—
Fortitude Re funds withheld payable	2,211	(36)	—	(262)	—	—	—	1,913	271	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$9,325	$146	$—	$(123)	$—	$—	$143	$9,491	$573	$—

Corebridge | Second Quarter 2025 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$745	$(1)	$(3)	$(4)	$24	$—	$—	$761	$—	$(15)
Corporate debt	1,834	(5)	34	70	337	(1,837)	—	433	—	17
RMBS	6,045	123	64	(149)	80	(175)	—	5,988	—	74
CMBS	621	10	22	(20)	159	—	—	792	—	19
CLO	2,162	16	5	62	2	(260)	—	1,987	—	6
ABS	17,566	229	272	926	560	(49)	—	19,504	—	222
Total bonds available-for-sale	28,973	372	394	885	1,162	(2,321)	—	29,465	—	323
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	209	(2)	—	(14)	7	(187)	—	13	(2)	—
RMBS	98	3	—	(5)	—	(8)	—	88	3	—
CMBS	14	2	—	—	—	—	—	16	1	—
CLO	59	—	—	4	—	(6)	—	57	—	—
ABS	1,160	25	—	(10)	—	—	—	1,175	8	—
Total other bond securities	1,541	28	—	(25)	7	(201)	—	1,350	10	—
Equity securities	41	—	—	—	—	—	—	41	—	—
Other invested assets	1,647	9	53	(7)	—	(40)	—	1,662	25	—
Total(a)	$32,202	$409	$447	$853	$1,169	$(2,562)	$—	$32,518	$35	$323

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,415	$893	$—	$396	$—	$—	$—	$10,704	$256	$—
Derivative liabilities, net:
Interest rate contracts	(364)	90	—	49	—	—	—	(225)	61	—
Equity contracts	(645)	187	—	(41)	—	—	—	(499)	(80)	—
Other contracts	(11)	(34)	—	32	—	—	—	(13)	33	—
Total derivative liabilities, net(b)	(1,020)	243	—	40	—	—	—	(737)	14	—
Fortitude Re funds withheld payable	2,223	847	—	(68)	—	—	50	3,052	(243)	—
Total(c)	$10,618	$1,983	$—	$368	$—	$—	$50	$13,019	$27	$—

Corebridge | Second Quarter 2025 Form 10-Q 20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$844	$—	$(47)	$(1)	$—	$—	$—	$796	$—	$(49)
Corporate debt	1,357	1	3	(70)	427	(325)	—	1,393	—	(44)
RMBS	5,854	142	(24)	612	21	(150)	(2)	6,453	—	(30)
CMBS	608	(2)	49	(127)	127	(126)	—	529	—	13
CLO	1,843	(3)	59	78	32	(237)	—	1,772	—	56
ABS	12,906	190	163	2,589	839	(332)	—	16,355	—	147
Total bonds available-for-sale	23,412	328	203	3,081	1,446	(1,170)	(2)	27,298	—	93
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	167	16	—	10	2	—	—	195	16	—
RMBS	107	2	—	(6)	—	—	—	103	1	—
CMBS	17	—	—	—	—	—	—	17	—	—
CLO	69	—	—	(7)	—	(1)	—	61	1	—
ABS	962	34	—	181	20	(4)	—	1,193	15	—
Total other bond securities	1,323	52	—	178	22	(5)	—	1,570	33	—
Equity securities	42	1	—	5	—	—	—	48	—	—
Other invested assets	1,850	(82)	(11)	(42)	—	(44)	(16)	1,655	(87)	—
Total(a)	$26,627	$299	$192	$3,222	$1,468	$(1,219)	$(18)	$30,571	$(54)	$93
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$7,942	$724	$—	$370	$—	$—	$—	$9,036	$188	$—
Derivative liabilities, net:
Interest rate contracts	(449)	(227)	—	(80)	—	—	333	(423)	310	—
Equity contracts	(761)	(147)	—	(128)	—	—	13	(1,023)	171	—
Other contracts	(10)	(31)	—	29	—	—	—	(12)	30	—
Total derivative liabilities, net(b)	(1,220)	(405)	—	(179)	—	—	346	(1,458)	511	—
Fortitude Re funds withheld payable	2,182	(58)	—	(211)	—	—	—	1,913	466	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$8,904	$261	$—	$(20)	$—	$—	$346	$9,491	$1,165	$—
(a)Excludes MRB assets of $1.3 billion at June 30, 2025 and $1.2 billion at June 30, 2024. Refer to Note 14 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $6.3 billion at June 30, 2025 and $5.1 billion at June 30, 2024. Refer to Note 14 for additional information.

Corebridge | Second Quarter 2025 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended June 30, 2025
Assets:
Bonds available-for-sale	$—	$151	$53	$—	$204
Other bond securities	—	9	—	—	9
Equity securities	—	—	—	—	—
Other invested assets	—	17	(12)	—	5
Three Months Ended June 30, 2024
Assets:
Bonds available-for-sale	$—	$200	$(6)	$—	$194
Other bond securities	—	26	—	—	26
Equity securities	—	(2)	—	—	(2)
Other invested assets	—	(6)	4	—	(2)
Six Months Ended June 30, 2025
Assets:
Bonds available-for-sale	$—	$297	$75	$—	$372
Other bond securities	—	28	—	—	28
Equity securities	—	—	—	—	—
Other invested assets	—	21	(12)	—	9
Six Months Ended June 30, 2024
Assets:
Bonds available-for-sale	$—	$359	$(31)	$—	$328
Other bond securities	—	52	—	—	52
Equity securities	—	1	—	—	1
Other invested assets	—	(84)	2	—	(82)
Three Months Ended June 30, 2025
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(1,115)	$—	$(1,115)
Derivative liabilities, net	17	—	(115)	—	(98)
Fortitude Re funds withheld payable	—	—	(251)	—	(251)
Market risk benefit liabilities, net(c)	—	—	(1)	530	529
Three Months Ended June 30, 2024
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(272)	$—	$(272)
Derivative liabilities, net	14	—	76	—	90
Fortitude Re funds withheld payable	—	—	36	—	36
Market risk benefit liabilities, net(c)	—	—	2	129	131
Six Months Ended June 30, 2025
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(893)	$—	$(893)
Derivative liabilities, net	32	—	(275)	—	(243)
Fortitude Re funds withheld payable	—	—	(847)	—	(847)
Market risk benefit liabilities, net(c)	—	—	(3)	(45)	(48)
Six Months Ended June 30, 2024
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(724)	$—	$(724)
Derivative liabilities, net	29	—	439	(63)	405
Fortitude Re funds withheld payable	—	—	58	—	58
Market risk benefit liabilities, net(c)	—	—	4	1,198	1,202
(a)The portion of the fair value change attributable to our own credit risk is recognized in Other comprehensive income (loss) (“OCI”).
(b)Primarily embedded derivatives.
(c)Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | Second Quarter 2025 Form 10-Q 22

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and six months ended June 30, 2025 and 2024 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Three Months Ended June 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$10	$(13)	$—	$(3)
Corporate debt	34	(20)	(49)	(35)
RMBS	13	(17)	(199)	(203)
CMBS	5	(12)	(5)	(12)
CLO	143	—	(162)	(19)
ABS	992	(65)	(833)	94
Total bonds available-for-sale	1,197	(127)	(1,248)	(178)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	5	1	(7)	(1)
RMBS	11	(11)	(1)	(1)
CMBS	1	(1)	—	—
CLO	6	—	—	6
ABS	38	—	(20)	18
Total other bond securities	61	(11)	(28)	22
Equity securities	6	(6)	—	—
Other invested assets	30	—	(40)	(10)
Total assets*	$1,294	$(144)	$(1,316)	$(166)
Liabilities:
Policyholder contract deposits	$—	$549	$(301)	$248
Derivative liabilities, net	—	—	6	6
Fortitude Re funds withheld payable	—	—	(51)	(51)
Total liabilities	$—	$549	$(346)	$203

Corebridge | Second Quarter 2025 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Three Months Ended June 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$—	$—
Corporate debt	54	(8)	(125)	(79)
RMBS	465	(49)	(208)	208
CMBS	9	—	(33)	(24)
CLO	90	—	(33)	57
ABS	1,987	(50)	(619)	1,318
Total bonds available-for-sale	2,605	(107)	(1,018)	1,480
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	10	—	—	10
RMBS	—	—	(3)	(3)
CMBS	—	—	—	—
CLO	8	—	(16)	(8)
ABS	228	—	(19)	209
Total other bond securities	246	—	(38)	208
Equity securities	7	(2)	—	5
Other invested assets	27	—	(39)	(12)
Total assets*	$2,885	$(109)	$(1,095)	$1,681
Liabilities:
Policyholder contract deposits	$—	$392	$(178)	$214
Derivative liabilities, net	1	—	(76)	(75)
Fortitude Re funds withheld payable	—	—	(262)	(262)
Total liabilities	$1	$392	$(516)	$(123)

Six Months Ended June 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$35	$(38)	$(1)	$(4)
Corporate debt	374	(106)	(198)	70
RMBS	279	(60)	(368)	(149)
CMBS	12	(19)	(13)	(20)
CLO	326	—	(264)	62
ABS	2,872	(604)	(1,342)	926
Total bonds available-for-sale	3,898	(827)	(2,186)	885
Other bond securities:
Corporate debt	10	(12)	(12)	(14)
RMBS	25	(25)	(5)	(5)
CMBS	1	(1)	—	—
CLO	6	—	(2)	4
ABS	76	(17)	(69)	(10)
Total other bond securities	118	(55)	(88)	(25)
Equity securities	6	(6)	—	—
Other invested assets	160	—	(167)	(7)
Total assets*	$4,182	$(888)	$(2,441)	$853
Liabilities:
Policyholder contract deposits	$—	$858	$(462)	$396
Derivative liabilities, net	—	—	40	40
Fortitude Re funds withheld payable	—	—	(68)	(68)
Total liabilities	$—	$858	$(490)	$368

Corebridge | Second Quarter 2025 Form 10-Q 24

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Six Months Ended June 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$(1)	$(1)
Corporate debt	69	(8)	(131)	(70)
RMBS	1,039	(49)	(378)	612
CMBS	9	(30)	(106)	(127)
CLO	220	(2)	(140)	78
ABS	3,691	(103)	(999)	2,589
Total bonds available-for-sale	5,028	(192)	(1,755)	3,081
Other bond securities:
Corporate debt	10	—	—	10
RMBS	—	—	(6)	(6)
CMBS	—	—	—	—
CLO	9	—	(16)	(7)
ABS	257	—	(76)	181
Total other bond securities	276	—	(98)	178
Equity securities	7	(2)	—	5
Other invested assets	89	—	(131)	(42)
Total assets*	$5,400	$(194)	$(1,984)	$3,222
Liabilities:
Policyholder contract deposits	$—	$724	$(354)	$370
Derivative liabilities, net	—	—	(179)	(179)
Fortitude Re funds withheld payable	—	—	(211)	(211)
Total liabilities	$—	$724	$(744)	$(20)
*There were no issuances during the three and six months ended June 30, 2025 and 2024 for invested assets.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2025 and 2024 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $(34) million and $3 million of net gains (losses) related to assets transferred into Level 3 during the three months ended June 30, 2025 and 2024, respectively, and $(30) million and $(5) million of net gains (losses) related to assets transferred into Level 3 during the six months ended June 30, 2025 and 2024, respectively, and includes $2 million and $9 million of net gains (losses) related to assets transferred out of Level 3 during the three months ended June 30, 2025 and 2024, respectively, and $16 million and $13 million of net gains (losses) related to assets transferred out of Level 3 during the six months ended June 30, 2025 and 2024, respectively.
Transfers of Level 3 Assets
During the three and six months ended June 30, 2025 and 2024, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage backed securities (“CMBS”), collateralized loan obligations (“CLO”) and other asset-backed securities (“ABS”). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

Corebridge | Second Quarter 2025 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

During the three and six months ended June 30, 2025 and 2024, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO, ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and six months ended June 30, 2025 and 2024.
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

(in millions)	Fair Value at June 30, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$739	Discounted cash flow	Yield	5.57% - 5.89% (5.73%)
Corporate debt	$286	Discounted cash flow	Yield	5.75% - 8.89% (7.00%)
RMBS(c)	$2,937	Discounted cash flow	Prepayment speed	3.92% - 7.11% (5.51%)
			Default rate	0.47% - 1.97% (1.22%)
			Yield	5.28% - 6.34% (5.81%)
			Loss severity	37.84% - 83.78% (60.81%)
CLO(c)	$1,936	Discounted cash flow	Yield	5.42% - 6.82% (6.12%)
ABS(c)	$17,196	Discounted cash flow	Yield	4.69% - 7.62% (6.15%)
CMBS	$688	Discounted cash flow	Yield	4.29% - 21.97% (12.96%)
Market risk benefit assets	$1,329	Discounted cash flow	Equity volatility	6.05% - 48.15%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.00% - 2.31%

Corebridge | Second Quarter 2025 Form 10-Q 26

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at June 30, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,521	Discounted cash flow	Equity volatility	6.05% - 48.15%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.00% - 2.31%
Fixed annuities guaranteed benefits	$1,501	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.00% - 2.31%
Fixed index annuities guaranteed benefits	$3,243	Discounted cash flow	Equity volatility	6.05% - 48.15%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.00% - 2.31%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities and registered index-linked annuities(i)	$9,570	Discounted cash flow	Equity volatility	6.05% - 48.15%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.00% - 2.31%
Index universal life	$1,134	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.88% - 20.04%
			NPA(h)	0.00% - 2.31%

Corebridge | Second Quarter 2025 Form 10-Q 27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$746	Discounted cash flow	Yield	5.53% - 5.88% (5.70%)
Corporate debt	$1,822	Discounted cash flow	Yield	4.94% - 10.38% (7.35%)
RMBS(c)	$2,892	Discounted cash flow	Prepayment speed	3.92% - 8.91% (6.42%)
			Default rate	0.57% - 2.32% (1.45%)
			Yield	5.75% - 6.90% (6.33%)
			Loss severity	40.19% - 80.78% (60.49%)
CLO(c)	$2,104	Discounted cash flow	Yield	6.13% - 7.40% (6.77%)
ABS(c)	$15,888	Discounted cash flow	Yield	5.10% - 7.83% (6.47%)
CMBS	$607	Discounted cash flow	Yield	4.80% - 20.87% (12.56%)
Market risk benefit assets	$1,332	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,424	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Fixed annuities guaranteed benefits	$1,359	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(g)	0.27% - 2.65%
Fixed index annuities guaranteed benefits	$2,833	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities and registered index-linked annuities(i)	$8,407	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Index universal life	$1,008	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.85% - 19.63%
			NPA(h)	0.27% - 2.65%

Corebridge | Second Quarter 2025 Form 10-Q 28

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
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $2.1 billion and $1.8 billion at June 30, 2025 and December 31, 2024, respectively.
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

Corebridge | Second Quarter 2025 Form 10-Q 29

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

Corebridge | Second Quarter 2025 Form 10-Q 30

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

INVESTMENTS IN CERTAIN ENTITIES CARRIED AT FAIR VALUE USING NET ASSET VALUE PER SHARE
The following table includes information related to our investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring basis, we use the net asset value per share to measure fair value:

		June 30, 2025		December 31, 2024
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,890	$1,875	$2,744	$1,691
Real estate	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	1,275	474	1,179	551
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	192	66	199	73
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	474	136	481	91
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	98	46	107	47
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	1,320	146	1,224	195
Total private equity funds		6,249	2,743	5,934	2,648
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	5	—	5	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	162	—	174	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	—	—	1	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	13	—	30	—
Total hedge funds		180	—	210	—
Total		$6,429	$2,743	$6,144	$2,648
Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments.
All liquid hedge fund investments have been redeemed. The remaining investments, excluding those in the modco agreement with Fortitude Re, are in illiquid and/or side pocket vehicles whose liquidation horizons are uncertain and likely to extend over the coming quarters and/or years.

Corebridge | Second Quarter 2025 Form 10-Q 31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Assets:
Other bond securities(a)	$101	$91	$240	$175
Alternative investments(b)	182	58	231	109
Total assets	283	149	471	284
Liabilities:
Policyholder contract deposits(c)	—	2	(2)	3
Total liabilities	—	2	(2)	3
Total gain (loss)	$283	$151	$469	$287
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
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2025	2024	2025	2024
June 30, 2025
Other investments	$—	$—	$65	$65	$30	$21	$30	$46
Total	$—	$—	$65	$65	$30	$21	$30	$46
December 31, 2024
Other investments	$—	$—	$117	$117
Total	$—	$—	$117	$117

Corebridge | Second Quarter 2025 Form 10-Q 32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
June 30, 2025
Assets:
Mortgage and other loans receivable	$—	$27	$51,805	$51,832	$54,334
Other invested assets	—	301	—	301	301
Short-term investments	—	2,547	—	2,547	2,547
Cash	290	—	—	290	290
Other assets	1	1	—	2	2
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	58	153,278	153,336	158,228
Fortitude Re funds withheld payable	—	—	20,768	20,768	20,768
Other liabilities	—	3,022	4	3,026	3,022
Short-term and long-term debt	—	9,156	—	9,156	9,456
Debt of consolidated investment entities	—	27	1,734	1,761	1,893
Separate account liabilities - investment contracts	—	89,935	—	89,935	89,935
December 31, 2024
Assets:
Mortgage and other loans receivable	$—	$21	$49,560	$49,581	$52,768
Other invested assets	—	279	—	279	279
Short-term investments	—	3,542	—	3,542	3,542
Cash	806	—	—	806	806
Other assets	13	1	—	14	14
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	69	146,345	146,414	151,082
Fortitude Re funds withheld payable	—	—	22,068	22,068	22,068
Other liabilities	—	3,027	—	3,027	3,027
Short-term and long-term debt	—	10,083	—	10,083	10,454
Debt of consolidated investment entities	—	29	1,772	1,801	1,938
Separate account liabilities - investment contracts	—	89,802	—	89,802	89,802

Corebridge | Second Quarter 2025 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE-FOR-SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs	Allowance for Credit Losses(a)	Gross Unrealized Gains(b)	Gross Unrealized Losses(b)	Fair Value
June 30, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,597	$—	$11	$(330)	$1,278
Obligations of states, municipalities and political subdivisions	5,277	—	26	(776)	4,527
Non-U.S. governments	5,029	—	43	(770)	4,302
Corporate debt	127,637	(73)	1,575	(15,339)	113,800
Mortgage-backed, asset-backed and collateralized:
RMBS	16,099	(5)	615	(692)	16,017
CMBS	10,094	(13)	82	(594)	9,569
CLO	9,159	—	124	(34)	9,249
ABS	21,321	—	222	(640)	20,903
Total mortgage-backed, asset-backed and collateralized	56,673	(18)	1,043	(1,960)	55,738
Total bonds available-for-sale	$196,213	$(91)	$2,698	$(19,175)	$179,645

December 31, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,698	$—	$7	$(337)	$1,368
Obligations of states, municipalities and political subdivisions	5,479	—	20	(838)	4,661
Non-U.S. governments	4,734	—	26	(856)	3,904
Corporate debt	123,134	(86)	927	(17,497)	106,478
Mortgage-backed, asset-backed and collateralized:
RMBS	16,077	(15)	562	(840)	15,784
CMBS	10,260	(18)	73	(738)	9,577
CLO	10,020	—	156	(58)	10,118
ABS	19,656	—	146	(852)	18,950
Total mortgage-backed, asset-backed and collateralized	56,013	(33)	937	(2,488)	54,429
Total bonds available-for-sale	$191,058	$(119)	$1,917	$(22,016)	$170,840
(a)Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)Includes mark-to-market movement (“MTM”) relating to embedded derivatives.

Corebridge | Second Quarter 2025 Form 10-Q 34

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

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*
June 30, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$205	$12	$684	$318	$889	$330
Obligations of states, municipalities and political subdivisions	550	60	3,287	716	3,837	776
Non-U.S. governments	859	59	2,512	711	3,371	770
Corporate debt	17,805	1,459	54,707	13,868	72,512	15,327
RMBS	2,663	169	4,384	509	7,047	678
CMBS	822	15	5,424	573	6,246	588
CLO	3,109	26	401	8	3,510	34
ABS	2,882	68	7,263	572	10,145	640
Total bonds available-for-sale	$28,895	$1,868	$78,662	$17,275	$107,557	$19,143

December 31, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$264	$17	$676	$320	$940	$337
Obligations of states, municipalities and political subdivisions	645	46	3,504	792	4,149	838
Non-U.S. governments	922	76	2,587	780	3,509	856
Corporate debt	24,777	2,176	60,591	15,291	85,368	17,467
RMBS	3,164	101	4,964	716	8,128	817
CMBS	839	32	5,665	700	6,504	732
CLO	1,293	31	935	27	2,228	58
ABS	3,620	86	7,711	766	11,331	852
Total bonds available-for-sale	$35,524	$2,565	$86,633	$19,392	$122,157	$21,957
*Includes mark to market movement relating to embedded derivatives.
At June 30, 2025, we held 11,633 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 9,235 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2024, we held 14,190 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 11,054 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2025 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available-for-Sale
The following table presents the amortized cost and fair value of fixed maturity securities available-for-sale by contractual maturity:

	Total Fixed Maturity Securities Available-for-sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
June 30, 2025
Due in one year or less	$3,390	$3,390
Due after one year through five years	22,578	22,456
Due after five years through ten years	30,130	29,586
Due after ten years	83,369	68,475
Mortgage-backed, asset-backed and collateralized	56,655	55,738
Total	$196,122	$179,645
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Corebridge | Second Quarter 2025 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$8	$(526)	$12	$(554)	$31	$(705)	$15	$(899)
For the three and six months ended June 30, 2025, the aggregate fair value of available-for-sale securities sold was $3.8 billion and $6.9 billion, respectively, which resulted in Net realized gains (losses) of $(518) million and $(674) million, respectively. Included within the Net realized gains (losses) are $(5) million and $(20) million of realized gains (losses) for the three and six months ended June 30, 2025, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
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
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	June 30, 2025		December 31, 2024
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$190	3%	$188	4%
Obligations of states, municipalities and political subdivisions	35	1	34	1
Non-U.S. governments	71	1	27	1
Corporate debt	2,961	47	2,936	54
Mortgage-backed, asset-backed and collateralized:
RMBS	142	2	151	3
CMBS	217	4	220	4
CLO	517	8	478	9
ABS	1,246	20	1,228	23
Total mortgage-backed, asset-backed and collateralized	2,122	34	2,077	39
Total fixed maturity securities	5,379	86	5,262	99
Equity securities	911	14	56	1
Total	$6,290	100%	$5,318	100%

Corebridge | Second Quarter 2025 Form 10-Q 36

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	June 30, 2025	December 31, 2024
Alternative investments(a)(b)	$8,120	$7,829
Investment real estate(c)	1,213	1,426
All other investments(d)	614	596
Total	$9,947	$9,851
(a)At June 30, 2025, included hedge funds of $180 million and private equity funds of $7.9 billion. At December 31, 2024, included hedge funds of $210 million and private equity funds of $7.6 billion.
(b)All liquid hedge fund investments have been redeemed. The remaining investments, excluding those in the modco agreement with Fortitude Re, are in illiquid and/or side pocket vehicles whose liquidation horizons are uncertain and likely to extend over the coming quarters and/or years.
(c)Net of accumulated depreciation of $484 million and $528 million as of June 30, 2025 and December 31, 2024, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at June 30, 2025 and December 31, 2024, respectively.
Other Invested Assets – Equity Method Investments
The carrying amount of equity method investments totaled $2.7 billion and $2.6 billion as of June 30, 2025 and December 31, 2024, respectively, representing various ownership percentages each period.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended June 30,
Available-for-sale fixed maturity securities, including short-term investments	$2,245	$169	$2,414	$2,174	$183	$2,357
Other fixed maturity securities	21	80	101	13	78	91
Equity securities	30	—	30	(7)	—	(7)
Interest on mortgage and other loans	694	43	737	592	48	640
Alternative investments*	169	55	224	52	26	78
Real estate	7	2	9	10	(1)	9
Other investments	7	—	7	15	—	15
Total investment income	3,173	349	3,522	2,849	334	3,183
Investment expenses	178	6	184	186	9	195
Net investment income	$2,995	$343	$3,338	$2,663	$325	$2,988

Six Months Ended June 30,
Available-for-sale fixed maturity securities, including short-term investments	$4,514	$344	$4,858	$4,358	$378	$4,736
Other fixed maturity securities	40	200	240	26	149	175
Equity securities	28	—	28	3	—	3
Interest on mortgage and other loans	1,359	86	1,445	1,172	96	1,268
Alternative investments*	249	59	308	—	59	59
Real estate	12	—	12	22	(8)	14
Other investments	5	—	5	27	—	27
Total investment income	6,207	689	6,896	5,608	674	6,282
Investment expenses	354	15	369	353	17	370
Net investment income	$5,853	$674	$6,527	$5,255	$657	$5,912
*Included income from hedge funds and private equity funds. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

Corebridge | Second Quarter 2025 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended June 30,
Sales of fixed maturity securities	$(513)	$(5)	$(518)	$(493)	$(49)	$(542)
Intent to sell(a)	(250)	—	(250)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(41)	(4)	(45)	(50)	(1)	(51)
Change in allowance for credit losses on loans	14	5	19	(34)	(5)	(39)
Foreign exchange transactions, net of related hedges	(445)	(3)	(448)	55	(1)	54
Index-Linked interest credited embedded derivatives, net of related hedges	(248)	—	(248)	(172)	—	(172)
All other derivatives and hedge accounting(b)	(172)	(21)	(193)	18	(34)	(16)
Sales of alternative investments and real estate investments	(9)	(2)	(11)	11	(3)	8
Other	(30)	—	(30)	(25)	—	(25)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(1,694)	(30)	(1,724)	(690)	(93)	(783)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(251)	(251)	—	36	36
Net realized losses	$(1,694)	$(281)	$(1,975)	$(690)	$(57)	$(747)

Six Months Ended June 30,
Sales of fixed maturity securities	$(654)	$(20)	$(674)	$(813)	$(71)	$(884)
Intent to sell(a)	(250)	—	(250)	(15)	(32)	(47)
Change in allowance for credit losses on fixed maturity securities	(61)	(12)	(73)	(112)	(7)	(119)
Change in allowance for credit losses on loans	(2)	3	1	(48)	(3)	(51)
Foreign exchange transactions, net of related hedges	(566)	10	(556)	101	—	101
Index-Linked interest credited embedded derivatives, net of related hedges	(536)	—	(536)	(82)	—	(82)
All other derivatives and hedge accounting(b)	(416)	16	(400)	123	(140)	(17)
Sales of alternative investments and real estate investments	3	(4)	(1)	31	(4)	27
Other	(34)	(19)	(53)	(53)	—	(53)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(2,516)	(26)	(2,542)	(868)	(257)	(1,125)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(847)	(847)	—	58	58
Net realized losses	$(2,516)	$(873)	$(3,389)	$(868)	$(199)	$(1,067)
(a)2025 reflects impairment of fixed maturity securities that Corebridge expects to transfer or sell in conjunction with the Reinsurance Agreements discussed in Note 1.
(b)Derivative activity related to hedging certain MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$1,585	$(1,222)	$3,604	$(2,309)
Other investments	—	3	—	3
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$1,585	$(1,219)	$3,604	$(2,306)

Corebridge | Second Quarter 2025 Form 10-Q 38

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

	2025			2024
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Three Months Ended June 30,
Net gains (losses) recognized during the period on equity securities and other investments	$30	$220	$250	$(7)	$83	$76
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	16	(3)	13	(2)	2	—
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$14	$223	$237	$(5)	$81	$76

Six Months Ended June 30,
Net gains recognized during the period on equity securities and other investments	$28	$285	$313	$3	$153	$156
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	32	(4)	28	16	4	20
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(4)	$289	$285	$(13)	$149	$136
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

	2025			2024
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Three Months Ended June 30,
Balance, beginning of period	$31	$83	$114	$36	$61	$97
Additions:
Securities for which allowance for credit losses were not previously recorded	1	42	43	1	14	15
Reductions:
Securities sold during the period	—	(9)	(9)	—	(2)	(2)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	(10)	12	2	24	12	36
Write-offs charged against the allowance	(4)	(55)	(59)	(24)	(28)	(52)
Other	—	—	—	1	—	1
Balance, end of period	$18	$73	$91	$38	$57	$95
Six Months Ended June 30,
Balance, beginning of year	$33	$86	$119	$55	$73	$128
Additions:
Securities for which allowance for credit losses were not previously recorded	1	82	83	14	31	45
Reductions:
Securities sold during the period	—	(11)	(11)	(15)	(11)	(26)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	(9)	(1)	(10)	46	28	74
Write-offs charged against the allowance	(7)	(83)	(90)	(63)	(65)	(128)
Other	—	—	—	1	1	2
Balance, end of period	$18	$73	$91	$38	$57	$95

Corebridge | Second Quarter 2025 Form 10-Q 39

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
We did not purchase securities with more-than-insignificant credit deterioration since their origination during the six months ended June 30, 2025 and 2024.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	June 30, 2025	December 31, 2024
Fixed maturity securities available-for-sale	$2,995	$2,921
At June 30, 2025 and December 31, 2024, amounts borrowed under repurchase and securities lending agreements totaled $3.0 billion and $3.0 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
June 30, 2025
Bonds available-for-sale:
Corporate debt	$6	$289	$—	$—	$—	$295
Total	$6	$289	$—	$—	$—	$295
December 31, 2024
Bonds available-for-sale:
Corporate debt	$12	$675	$—	$—	$—	$687
Total	$12	$675	$—	$—	$—	$687

Corebridge | Second Quarter 2025 Form 10-Q 40

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Securities Lending Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
June 30, 2025
Bonds available for sale:
Non-U.S. government	$—	$24	$—	$—	$—	$24
Corporate debt	—	2,676	—	—	—	2,676
Total	$—	$2,700	$—	$—	$—	$2,700
December 31, 2024
Bonds available-for-sale:
Corporate debt	$—	$2,234	$—	$—	$—	$2,234
Total	$—	$2,234	$—	$—	$—	$2,234
There were $50 million and $120 million of reverse repurchase agreements at June 30, 2025 and December 31, 2024, respectively.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $9.4 billion and $9.5 billion at June 30, 2025 and December 31, 2024, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLB”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $301 million and $279 million of stock in FHLBs at June 30, 2025 and December 31, 2024, respectively. In addition, our subsidiaries have pledged securities available-for-sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $3.4 billion and $5.7 billion, respectively, at June 30, 2025 and $4.2 billion and $3.2 billion, respectively, at December 31, 2024.
Certain GICs recorded in policyholder contract deposits with a carrying value of $45 million and $47 million at June 30, 2025 and December 31, 2024, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $62 million and $62 million at June 30, 2025 and December 31, 2024, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $522 million and $546 million at June 30, 2025 and December 31, 2024, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modco with funds withheld.

Corebridge | Second Quarter 2025 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	June 30, 2025	December 31, 2024
Commercial mortgages(a)	$37,381	$35,795
Residential mortgages	12,973	12,735
Life insurance policy loans	1,709	1,726
Commercial loans, other loans and notes receivable(b)	2,990	3,283
Total mortgage and other loans receivable	55,053	53,539
Allowance for credit losses(c)	(719)	(771)
Mortgage and other loans receivable, net	$54,334	$52,768
(a)Commercial mortgages primarily represent loans for apartments, offices and industrial properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 17% and 10%, respectively, at June 30, 2025, and 18% and 10%, respectively, at December 31, 2024). The weighted average loan-to-value ratio for NY and CA was 68% and 56% at June 30, 2025, respectively, and 65% and 56% at December 31, 2024, respectively. The debt service coverage ratio for NY and CA was 1.9X and 2.1X at June 30, 2025, respectively, and 1.9X and 2.1X at December 31, 2024, respectively.
(b)There were no loans that were held for sale which are carried at lower of cost or market as of June 30, 2025 and December 31, 2024.
(c)Does not include allowance for credit losses of $8 million and $20 million at June 30, 2025 and December 31, 2024, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of June 30, 2025, $125 million and $0.9 billion of residential mortgage loans and commercial mortgage loans, respectively, are in nonaccrual status. As of December 31, 2024, $93 million and $1.0 billion of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of June 30, 2025, accrued interest receivable was $76 million and $163 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2024, accrued interest receivable was $71 million and $154 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios for commercial mortgages by year of vintage*:

June 30, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
>1.2X	$1,938	$4,190	$1,930	$6,593	$2,491	$16,082	$33,224
1.00 - 1.20X	150	184	285	889	103	1,605	3,216
<1.00X	—	—	—	26	—	915	941
Total commercial mortgages	$2,088	$4,374	$2,215	$7,508	$2,594	$18,602	$37,381
December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
>1.2X	$3,997	$2,275	$6,429	$2,589	$1,247	$14,763	$31,300
1.00 - 1.20X	542	284	825	88	214	1,413	3,366
<1.00X	—	—	25	—	—	1,104	1,129
Total commercial mortgages	$4,539	$2,559	$7,279	$2,677	$1,461	$17,280	$35,795
*The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X and 1.9X for the periods ended June 30, 2025 and December 31, 2024, respectively. The debt service coverage ratios are updated when additional relevant information becomes available.

Corebridge | Second Quarter 2025 Form 10-Q 42

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents loan-to-value ratios for commercial mortgages by year of vintage*:

June 30, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
Less than 65%	$1,832	$3,945	$1,990	$4,575	$1,963	$11,796	$26,101
65% to 75%	256	429	202	2,519	323	4,547	8,276
76% to 80%	—	—	—	20	84	313	417
Greater than 80%	—	—	23	394	224	1,946	2,587
Total commercial mortgages	$2,088	$4,374	$2,215	$7,508	$2,594	$18,602	$37,381
December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
Less than 65%	$3,726	$2,234	$4,915	$2,001	$701	$10,903	$24,480
65% to 75%	813	325	2,084	323	556	3,841	7,942
76% to 80%	—	—	—	220	—	592	812
Greater than 80%	—	—	280	133	204	1,944	2,561
Total commercial mortgages	$4,539	$2,559	$7,279	$2,677	$1,461	$17,280	$35,795
*The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at June 30, 2025 and 60% at December 31, 2024. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
June 30, 2025
Credit Quality Performance Indicator:
In good standing	586	$14,805	$7,825	$4,128	$7,357	$1,725	$1,003	$36,843	99%
90 days or less delinquent	—	—	—	—	—	—	—	—	—%
>90 days delinquent or in process of foreclosure(a)	4	—	352	186	—	—	—	538	1%
Total(b)	590	$14,805	$8,177	$4,314	$7,357	$1,725	$1,003	$37,381	100%
Allowance for credit losses		$26	$382	$137	$12	$26	$3	$586	2%

December 31, 2024
Credit Quality Performance Indicator:
In good standing	591	$14,188	$7,905	$3,899	$6,763	$1,947	$453	$35,155	98%
90 days or less delinquent	2	—	343	—	—	—	—	343	1%
>90 days delinquent or in process of foreclosure	2	—	111	186	—	—	—	297	1%
Total(b)	595	$14,188	$8,359	$4,085	$6,763	$1,947	$453	$35,795	100%
Allowance for credit losses		$36	$430	$103	$28	$29	$—	$626	2%
(a)Includes $21 million of Retail loans and $11 million of Office loans supporting the Fortitude Re Funds Withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at June 30, 2025
(b)Does not reflect allowance for credit losses.

Corebridge | Second Quarter 2025 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

June 30, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO*:
780 and greater	$154	$1,032	$630	$646	$2,203	$1,438	$6,103
720 - 779	220	1,832	1,018	564	533	560	4,727
660 - 719	121	668	322	205	143	355	1,814
600 - 659	—	—	13	28	23	155	219
Less than 600	—	—	6	23	13	68	110
Total residential mortgages	$495	$3,532	$1,989	$1,466	$2,915	$2,576	$12,973

December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO*:
780 and greater	$1,075	$667	$690	$2,258	$617	$863	$6,170
720 - 779	1,647	1,095	579	582	149	440	4,492
660 - 719	609	355	235	150	38	336	1,723
600 - 659	15	12	34	25	10	146	242
Less than 600	3	2	19	12	5	67	108
Total residential mortgages	$3,349	$2,131	$1,557	$3,027	$819	$1,852	$12,735
*Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On June 30, 2025 and December 31, 2024 residential loans direct to consumers totaled $8.1 billion and $8.4 billion, respectively.
ALLOWANCE FOR CREDIT LOSSES
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable*:

	2025			2024
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Three Months Ended June 30,
Allowance, beginning of period	$656	$136	$792	$634	$80	$714
Loans charged off	(54)	(1)	(55)	—	—	—
Net charge-offs	(54)	(1)	(55)	—	—	—
Addition to (release of) allowance for loan losses	(16)	(2)	(18)	20	24	44
Allowance, end of period	$586	$133	$719	$654	$104	$758

Six Months Ended June 30,
Allowance, beginning of period	$626	$145	$771	$614	$84	$698
Loans charged off	(62)	(1)	(63)	—	(6)	(6)
Net charge-offs	(62)	(1)	(63)	—	(6)	(6)
Addition to (release of) allowance for loan losses	22	(11)	11	40	26	66
Allowance, end of period	$586	$133	$719	$654	$104	$758
*Does not include allowance for credit losses of $8 million and $43 million at June 30, 2025 and 2024, respectively, in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.
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

Corebridge | Second Quarter 2025 Form 10-Q 44

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
During the six months ended June 30, 2025, commercial mortgage loans with an amortized cost of $108 million and commercial loans, other loans and notes receivable with an amortized cost of $10 million, none of which were supporting the funds withheld arrangements with Fortitude Re, were granted term extensions. The modified loans represent less than 1 percent of each of these two portfolio segments. These modifications added less than one year to the weighted average life of loans in each of these two portfolio segments.
There were no loans that defaulted during the six months ended June 30, 2025 and 2024, that had been previously modified with borrowers experiencing financial difficulties.
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
Certain of our reinsurers have sought rate increases on certain YRT agreements. We have disputed, and expect to continue disputing, any requested rate increases under these agreements. Certain reinsurers may seek rate increases in the future and those may result in arbitration. To the extent reinsurers seek retroactive premium increases, our practice is to assess and accrue our current estimate of probable loss with respect to these matters.
Reinsurance recoverables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts.

Corebridge | Second Quarter 2025 Form 10-Q 45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance
FORTITUDE RE
AGL and USL have modco agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda. VALIC’s modco agreement with Fortitude Re was recaptured effective January 1, 2025, resulting in a $45 million charge to pre-tax earnings.
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
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available-for-sale	$12,864	$12,864	$13,254	$13,254	Fair value through other comprehensive income
Fixed maturity securities - fair value option	4,940	4,940	4,914	4,914	Fair value through net investment income
Commercial mortgage loans	3,087	2,882	3,224	2,983	Amortized cost
Real estate investments	125	184	158	227	Amortized cost
Private equity funds/hedge funds	1,820	1,820	1,893	1,893	Fair value through net investment income
Policy loans	310	310	315	315	Amortized cost
Short-term Investments	323	323	274	274	Fair value through net investment income
Funds withheld investment assets	23,469	23,323	24,032	23,860
Derivative assets, net(a)	—	—	2	2	Fair value through realized gains (losses)
Other(b)	497	497	429	429	Amortized cost
Total	$23,966	$23,820	$24,463	$24,291
(a)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $0 million and $585 million, respectively, as of June 30, 2025. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $7 million and $182 million, respectively, as of December 31, 2024. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net investment income - Fortitude Re funds withheld assets	$343	$325	$674	$657
Net realized losses on Fortitude Re funds withheld assets:
Net realized losses Fortitude Re funds withheld assets	(30)	(93)	(26)	(257)
Net realized gains (losses) Fortitude Re funds withheld embedded derivatives	(251)	36	(847)	58
Net realized losses - Fortitude Re funds withheld assets	(281)	(57)	(873)	(199)
Income (loss) before income tax expense (benefit)	62	268	(199)	458
Income tax expense (benefit)*	13	56	(42)	96
Net income (loss)	49	212	(157)	362
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available-for-sale*	(18)	(216)	145	(332)
Comprehensive income (loss)	$31	$(4)	$(12)	$30
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

Corebridge | Second Quarter 2025 Form 10-Q 46

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
The total reinsurance recoverables as of June 30, 2025 were $26.2 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 95% of the reinsurance recoverables were investment grade, (ii) approximately 5% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Balance, beginning of period	$10	$18	$12	$30
Current period provision for expected credit losses and disputes	—	(6)	(2)	(8)
Write-offs charged against the allowance for credit losses and disputes	—	—	—	(10)
Balance, end of period	$10	$12	$10	$12
There were no material recoveries of credit losses previously written off for the six months ended June 30, 2025 or 2024.
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

Corebridge | Second Quarter 2025 Form 10-Q 47

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
BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
June 30, 2025
Assets:
Bonds available-for-sale	$39	$—	$39
Other bond securities	42	—	42
Equity securities	—	—	—
Mortgage and other loans receivable	—	1,800	1,800
Other invested assets
Alternative investments(a)	2,491	—	2,491
Investment real estate	717	—	717
Short-term investments	248	—	248
Cash	48	—	48
Accrued investment income	2	5	7
Other assets	56	—	56
Total assets(b)	$3,643	$1,805	$5,448
Liabilities:
Debt of consolidated investment entities	$668	$929	$1,597
Other liabilities	58	—	58
Total liabilities	$726	$929	$1,655

December 31, 2024
Assets:
Bonds available-for-sale	$38	$—	$38
Other bond securities	44	—	44
Equity securities	2	—	2
Mortgage and other loans receivable	—	1,919	1,919
Other invested assets
Alternative investments(a)	2,433	—	2,433
Investment real estate	926	—	926
Short-term investments	131	1	132
Cash	75	—	75
Accrued investment income	2	5	7
Other assets	77	—	77
Total assets(b)	$3,728	$1,925	$5,653
Liabilities:
Debt of consolidated investment entities	$658	$977	$1,635
Other liabilities	78	—	78
Total liabilities	$736	$977	$1,713
(a)Composed primarily of investments in real estate joint ventures at June 30, 2025 and December 31, 2024.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At June 30, 2025 and December 31, 2024, the Company had commitments to internal parties of $0.9 billion and $0.7 billion and commitments to external parties of $0.3 billion and $0.4 billion, respectively.

Corebridge | Second Quarter 2025 Form 10-Q 48

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Statements of Income (Loss):

	Real Estate and	Securitization
	Investment	and Repackaging
(in millions)	Entities	Vehicles	Total
Three Months Ended June 30, 2025
Total revenue	$46	$17	$63
Net (loss) attributable to noncontrolling interests	$(9)	$—	$(9)
Net income attributable to Corebridge	$41	$12	$53
Three Months Ended June 30, 2024
Total revenue	$6	$19	$25
Net (loss) attributable to noncontrolling interests	$(24)	$—	$(24)
Net income attributable to Corebridge	$11	$9	$20
Six Months Ended June 30, 2025
Total revenue	$74	$35	$109
Net (loss) attributable to noncontrolling interests	$(4)	$—	$(4)
Net income attributable to Corebridge	$58	$24	$82
Six Months Ended June 30, 2024
Total revenue	$(57)	$35	$(22)
Net (loss) attributable to noncontrolling interests	$(75)	$—	$(75)
Net income (loss) attributable to Corebridge	$(21)	$18	$(3)
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
June 30, 2025
Real estate and investment entities(a)	$460,532	$6,207	$2,814	$9,021
Total	$460,532	$6,207	$2,814	$9,021
December 31, 2024
Real estate and investment entities(a)	$463,464	$5,837	$2,800	$8,637
Total	$463,464	$5,837	$2,800	$8,637
(a)Composed primarily of hedge funds and private equity funds.
(b)At June 30, 2025 and December 31, 2024, $6.2 billion and $5.8 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
Additionally, Corebridge is a passive investor in certain investment vehicles that securitized certain secured loans, bank loans and residential mortgage loans. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of June 30, 2025, the total VIE assets of these securitizations are $2.5 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.3 billion. As of December 31, 2024, the total VIE assets of these securitizations are $2.6 billion, of which Corebridge’s maximum exposure to loss is $2.5 billion.

Corebridge | Second Quarter 2025 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

9. Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate futures, swaps, options and bond forwards), equity derivatives (such as equity futures, swaps and options) and fixed maturity securities are used to economically mitigate interest rate risk, equity risk and credit spread exposure associated with MRBs and embedded derivatives contained in insurance contract liabilities. Interest rate derivatives are used to manage interest rate risk associated with fixed maturity securities as well as other interest rate sensitive assets and liabilities. Equity derivatives are used to economically mitigate financial risk associated with embedded derivatives and MRBs in certain insurance liabilities. In addition, equity derivatives are used to economically hedge certain investments. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with foreign denominated investments, net capital exposures and foreign currency transactions. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. As part of our strategy to enhance investment income, in addition to hedging activities, we also enter into derivative contracts with respect to investment operations, which may include, among other things, credit default swaps (“CDS”), total return swaps and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.
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

Corebridge | Second Quarter 2025 Form 10-Q 50

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$9,619	$390	$8,433	$199	$2,378	$217	$11,853	$414
Foreign exchange contracts	2,340	232	8,151	417	7,062	558	978	46
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	59,346	3,549	53,143	4,268	46,448	2,703	36,575	3,038
Foreign exchange contracts	4,989	520	9,134	457	10,360	713	2,857	222
Equity contracts	68,091	4,664	53,966	2,705	41,040	3,046	24,117	1,546
Credit contracts(b)	6,880	312	1,400	103	—	—	5	—
Other contracts(c)	46,222	14	45	1	45,016	13	45	2
Total derivatives, gross	$197,487	$9,681	$134,272	$8,150	$152,304	$7,250	$76,430	$5,268
Counterparty netting(d)		(7,022)		(7,022)		(4,494)		(4,494)
Cash collateral(e)		(2,069)		(1,000)		(2,563)		(664)
Total derivatives on Condensed Consolidated Balance Sheets(f)		$590		$128		$193		$110
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
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. The fair value of assets related to bifurcated embedded derivatives were both zero at June 30, 2025 and December 31, 2024. The fair value of liabilities related to bifurcated embedded derivatives was $13.9 billion and $11.8 billion at June 30, 2025 and December 31, 2024, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components; bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	June 30, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$18	$14	$—	$—	$2,126	$21	$—	$—
Total derivatives with third parties	197,469	9,667	134,272	8,150	150,178	7,229	76,430	5,268
Total derivatives, gross	$197,487	$9,681	$134,272	$8,150	$152,304	$7,250	$76,430	$5,268

Corebridge | Second Quarter 2025 Form 10-Q 51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

As of June 30, 2025 and December 31, 2024, the following amounts were recorded on the Condensed Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available-for-sale, at fair value	$8,495	$—	$6,910	$—
Commercial mortgage and other loans(a)	$—	$(21)	$—	$(21)
Policyholder contract deposits(b)	$(10,476)	$(57)	$(8,759)	$88
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
Collateral posted by us to third parties for derivative transactions was $1.8 billion and $1.4 billion at June 30, 2025 and December 31, 2024, respectively. No collateral was posted by us to related parties for derivative transactions at June 30, 2025 and December 31, 2024, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.5 billion and $2.7 billion at June 30, 2025 and December 31, 2024, respectively. Collateral provided to us from related parties for derivative transactions was $13 million and $21 million at June 30, 2025 and December 31, 2024, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
In 2022, we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances. For the three and six months ended June 30, 2025, $7 million and $14 million, respectively, and for the three and six months ended June 30, 2024, $7 million and $14 million, respectively, have been reclassified into Interest expense. The remaining amount in AOCI, of $132 million, will be reclassified into Interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
For additional information related to the debt issuances, see Note 15 to the Consolidated Financial Statements in the 2024 Form 10-K.

Corebridge | Second Quarter 2025 Form 10-Q 52

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

We also designated certain interest rate swaps as cash flow hedges of floating-rate investment assets. Related to such swaps, for the three and six months ended June 30, 2025, we recognized derivative gains (losses) of $64 million and $246 million, respectively, in AOCI and $(14) million and $(28) million, respectively, in net investment income. For the three and six months ended June 30, 2024,$5 million and $(13) million, respectively, in AOCI and $(4) million and $(7) million, respectively, in net investment income. As it relates to such hedges, we do not expect any reclassifications into net investment income over the next 12 months and there are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the three and six months ended June 30, 2025 of $(5) million and $(9) million, respectively, and for the three and six months ended June 30, 2024 of $1 million and $3 million, respectively, included in Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Three Months Ended June 30, 2025
Interest rate contracts:
Interest credited to policyholder account balances	$56	$—	$(58)	$(2)
Foreign exchange contracts:
Realized gains (losses)	$(619)	$(20)	$619	$(20)
Three Months Ended June 30, 2024
Interest rate contracts:
Interest credited to policyholder account balances	$(10)	$—	$4	$(6)
Foreign exchange contracts:
Realized gains (losses)	$25	$53	$(25)	$53
Six Months Ended June 30, 2025
Interest rate contracts:
Interest credited to policyholder account balances	$142	$—	$(146)	$(4)
Foreign exchange contracts:
Realized gains (losses)	$(883)	$127	$883	$127
Six Months Ended June 30, 2024
Interest rate contracts:
Interest credited to policyholder account balances	$(69)	$—	$69	$—
Foreign exchange contracts:
Realized gains (losses)	$169	$42	$(169)	$42
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Includes gains and losses with related parties for the three and six months ended June 30, 2025 and 2024.
(c)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

Corebridge | Second Quarter 2025 Form 10-Q 53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
By Derivative Type:
Interest rate contracts	$(48)	$3	$(70)	$(364)
Foreign exchange contracts	(397)	(60)	(616)	164
Equity contracts	352	14	(102)	203
Credit contracts	100	3	31	26
Other contracts	16	15	32	31
Embedded derivatives	(1,124)	(275)	(878)	(837)
Fortitude Re funds withheld embedded derivative	(251)	36	(847)	58
Total(a)	$(1,352)	$(264)	$(2,450)	$(719)
By Classification:
Policy fees	$16	$14	$31	$29
Net investment income (loss) - Fortitude Re funds withheld assets	(23)	6	(25)	11
Net realized gains (losses) - excluding Fortitude Re funds withheld assets(b)	(785)	(129)	(1,513)	169
Net realized losses on Fortitude Re funds withheld assets	(59)	(37)	(34)	(132)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	(251)	36	(847)	58
Policyholder benefits	2	—	—	—
Change in the Fair value of market risk benefits(c)	(252)	(154)	(62)	(854)
Total(a)	$(1,352)	$(264)	$(2,450)	$(719)
(a)Includes gains (losses) with related parties of $2 million and $49 million for the three months ended June 30, 2025 and 2024, respectively, and $2 million and $36 million for the six months ended June 30, 2025 and 2024, respectively.
(b)Includes a $5 million gain related to the sale of AIG Life U.K., reported in net (gain) loss on divestitures for the six months ended June 30, 2024.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were both zero at June 30, 2025 and December 31, 2024. These securities have par amounts of $25 million and $25 million at June 30, 2025 and December 31, 2024, respectively, and have remaining stated maturity dates that extend to 2052.

Corebridge | Second Quarter 2025 Form 10-Q 54

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
The following table presents a rollforward of deferred policy acquisition costs related to long-duration contracts for the six months ended June 30, 2025 and 2024:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
DAC:
Balance at January 1, 2025	$5,010	$1,049	$4,127	$95	$10,281
Capitalization	453	42	183	14	692
Amortization expense	(330)	(43)	(168)	(8)	(549)
Other, including foreign exchange	—	—	—	—	—
Balance at June 30, 2025*	$5,133	$1,048	$4,142	$101	$10,424

Balance at January 1, 2024	$4,777	$1,055	$4,092	$70	$9,994
Capitalization	395	41	226	22	684
Amortization expense	(301)	(42)	(177)	(6)	(526)
Other, including foreign exchange	—	—	(7)	—	(7)
Dispositions	—	—	(27)	—	(27)
Balance at June 30, 2024*	$4,871	$1,054	$4,107	$86	$10,118
*    Excludes value of business acquired (“VOBA”) of $11 million and $15 million at Balance at June 30, 2025 and 2024, respectively.
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
The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the six months ended June 30, 2025 and 2024:

Six Months Ended June 30,	2025			2024
	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
(in millions)
Balance, beginning of year	$288	$152	$440	$333	$164	$497
Capitalization	1	—	1	3	1	4
Amortization expense	(23)	(6)	(29)	(26)	(7)	(33)
Balance, end of period	$266	$146	$412	$310	$158	$468
Other reconciling items*			1,928			1,872
Other assets, including restricted cash			$2,340			$2,340
*Other reconciling items include prepaid expenses, goodwill, intangible assets and any similar items.

Corebridge | Second Quarter 2025 Form 10-Q 55

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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.
The following table presents fair value of separate account investment options:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
June 30, 2025
Equity funds	$25,605	$29,810	$980	$669	$57,064
Bond funds	4,125	3,320	47	1,370	8,862
Balanced funds	18,210	5,832	56	2,117	26,215
Money market funds	678	1,019	15	211	1,923
Total	$48,618	$39,981	$1,098	$4,367	$94,064

December 31, 2024
Equity funds	$26,822	$30,097	$945	$676	$58,540
Bond funds	4,092	3,070	46	1,302	8,510
Balanced funds	17,230	5,666	53	2,207	25,156
Money market funds	674	839	15	154	1,682
Total	$48,818	$39,672	$1,059	$4,339	$93,888

Corebridge | Second Quarter 2025 Form 10-Q 56

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Separate Account Assets and Liabilities
The following table presents the balances and changes in separate account liabilities:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Six Months Ended June 30, 2025
Separate accounts balance, beginning of year	$48,818	$39,672	$1,059	$4,339	$93,888
Premiums and deposits	620	687	17	72	1,396
Policy charges	(587)	(228)	(23)	(53)	(891)
Surrenders and withdrawals	(2,514)	(2,080)	(20)	(100)	(4,714)
Benefit payments	(473)	(313)	(5)	(5)	(796)
Investment performance	2,720	2,488	73	100	5,381
Net transfers from (to) general account and other	34	(245)	(3)	14	(200)
Separate accounts balance, end of period	$48,618	$39,981	$1,098	$4,367	$94,064
Cash surrender value*	$47,768	$39,889	$1,080	$4,368	$93,105

Six Months Ended June 30, 2024
Separate accounts balance, beginning of year	$47,893	$38,188	$932	$3,992	$91,005
Premiums and deposits	621	712	17	82	1,432
Policy charges	(570)	(233)	(24)	(47)	(874)
Surrenders and withdrawals	(2,502)	(2,145)	(17)	(53)	(4,717)
Benefit payments	(478)	(302)	(4)	(11)	(795)
Investment performance	4,208	3,607	128	214	8,157
Net transfers from (to) general account and other	36	(148)	(1)	27	(86)
Separate accounts balance, end of period	$49,208	$39,679	$1,031	$4,204	$94,122
Cash surrender value*	$48,277	$39,478	$1,010	$4,200	$92,965
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

Corebridge | Second Quarter 2025 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Six Months Ended June 30, 2025
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,287	$—	$871	$9,158
Effect of changes in discount rate assumptions (AOCI)	—	—	797	—	61	858
Beginning balance at original discount rate	—	—	9,084	—	932	10,016
Effect of actual variances from expected experience	—	—	(22)	—	4	(18)
Adjusted beginning of year balance	—	—	9,062	—	936	9,998
Issuances	—	—	328	—	—	328
Interest accrual	—	—	176	—	20	196
Net premium collected	—	—	(525)	—	(53)	(578)
Other	—	—	—	—	—	—
Ending balance at original discount rate	—	—	9,041	—	903	9,944
Effect of changes in discount rate assumptions (AOCI)	—	—	(633)	—	(45)	(678)
Balance, end of period	$—	$—	$8,408	$—	$858	$9,266

Present value of expected future policy benefits
Balance, beginning of year	$1,333	$202	$16,947	$19,487	$19,040	$57,009
Effect of changes in discount rate assumptions (AOCI)	165	3	1,720	3,206	1,536	6,630
Reclassification due to reinsurance recapture	—	102	—	259	(361)	—
Beginning balance at original discount rate	1,498	307	18,667	22,952	20,215	63,639
Effect of actual variances from expected experience(a)	(12)	2	(29)	10	(2)	(31)
Adjusted beginning of year balance	1,486	309	18,638	22,962	20,213	63,608
Issuances	65	4	323	520	3	915
Interest accrual	29	8	401	481	479	1,398
Benefit payments	(69)	(23)	(742)	(709)	(734)	(2,277)
Foreign exchange impact	—	—	—	893	—	893
Other	(1)	(2)	—	—	(3)	(6)
Ending balance at original discount rate	1,510	296	18,620	24,147	19,958	64,531
Effect of changes in discount rate assumptions (AOCI)	(140)	3	(1,425)	(3,473)	(1,232)	(6,267)
Balance, end of period	$1,370	$299	$17,195	$20,674	$18,726	$58,264
Net liability for future policy benefits, end of period	1,370	299	8,787	20,674	17,868	48,998
Liability for future policy benefits for certain participating contracts	—	—	12	—	1,239	1,251
Liability for universal life policies(b)	—	—	4,108	—	53	4,161
Deferred profit liability	55	22	24	1,653	780	2,534
Other reconciling items(c)	28	—	419	—	94	541
Future policy benefits for life and accident and health insurance contracts	1,453	321	13,350	22,327	20,034	57,485
Less: Reinsurance recoverable:	(5)	—	(656)	(40)	(20,034)	(20,735)
Net liability for future policy benefits after reinsurance recoverable	$1,448	$321	$12,694	$22,287	$—	$36,750
Weighted average liability duration of the liability for future policy benefits (years)(d)	7.3	6.0	10.5	10.7	10.5

Corebridge | Second Quarter 2025 Form 10-Q 58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Six Months Ended June 30, 2024
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,379	$—	$973	$9,352
Effect of changes in discount rate assumptions (AOCI)	—	—	1,482	—	44	1,526
Reclassified to Liabilities held-for-sale	—	—	4,287	—	—	4,287
Beginning balance at original discount rate	—	—	14,148	—	1,017	15,165
Effect of actual variances from expected experience	—	—	(12)	—	(6)	(18)
Adjusted beginning of year balance	—	—	14,136	—	1,011	15,147
Issuances	—	—	572	—	—	572
Interest accrual	—	—	202	—	22	224
Net premium collected	—	—	(634)	—	(57)	(691)
Foreign exchange impact	—	—	(46)	—	—	(46)
Other	—	—	(4)	—	—	(4)
Dispositions	—	—	(5,108)	—	—	(5,108)
Ending balance at original discount rate	—	—	9,118	—	976	10,094
Effect of changes in discount rate assumptions (AOCI)	—	—	(845)	—	(66)	(911)
Balance, end of period	$—	$—	$8,273	$—	$910	$9,183

Present value of expected future policy benefits
Balance, beginning of year	$1,353	$217	$17,531	$18,482	$20,654	$58,237
Effect of changes in discount rate assumptions (AOCI)	132	(3)	2,745	1,906	437	5,217
Reclassified to Liabilities held-for-sale	—	—	5,119	—	—	5,119
Beginning balance at original discount rate	1,485	214	25,395	20,388	21,091	68,573
Effect of actual variances from expected experience(a)	(21)	(2)	(10)	(12)	(16)	(61)
Adjusted beginning of year balance	1,464	212	25,385	20,376	21,075	68,512
Issuances	62	6	565	1,892	3	2,528
Interest accrual	32	6	435	439	503	1,415
Benefit payments	(67)	(12)	(814)	(594)	(731)	(2,218)
Foreign exchange impact	—	—	(61)	(75)	—	(136)
Other	—	(5)	(2)	—	(5)	(12)
Dispositions	—	—	(6,796)	—	—	(6,796)
Ending balance at original discount rate	1,491	207	18,712	22,038	20,845	63,293
Effect of changes in discount rate assumptions (AOCI)	(170)	(3)	(1,717)	(2,848)	(1,406)	(6,144)
Balance, end of period	$1,321	$204	$16,995	$19,190	$19,439	$57,149
Net liability for future policy benefits, end of period	1,321	204	8,722	19,190	18,529	47,966
Liability for future policy benefits for certain participating contracts	—	—	12	—	1,280	1,292
Liability for universal life policies(b)	—	—	3,916	—	55	3,971
Deferred profit liability	78	9	21	1,602	837	2,547
Other reconciling items(c)	30	—	457	—	92	579
Future policy benefits for life and accident and health insurance contracts	1,429	213	13,128	20,792	20,793	56,355
Less: Reinsurance recoverable:	(4)	—	(699)	(39)	(20,793)	(21,535)
Net liability for future policy benefits after reinsurance recoverable	$1,425	$213	$12,429	$20,753	$—	$34,820

Weighted average liability duration of the liability for future policy benefits (years)(d)	7.5	6.6	10.9	11.8	10.9

Corebridge | Second Quarter 2025 Form 10-Q 59

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
For the six months ended June 30, 2025, and 2024 in the traditional and term life insurance block, capping of net premium ratios at 100% caused a (credit)/charge to net income of $1 million, and $1 million, respectively. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Six Months Ended June 30,
(in millions)		2025	2024
Individual Retirement	Undiscounted expected future benefits and expense	$2,166	$2,139
	Undiscounted expected future gross premiums	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$428	$306
	Undiscounted expected future gross premiums	$—	$—
Life Insurance	Undiscounted expected future benefits and expense	$30,285	$30,783
	Undiscounted expected future gross premiums	$20,762	$21,815
	Discounted expected future gross premiums (at current discount rate)	$13,911	$14,318
Institutional Markets	Undiscounted expected future benefits and expense	$43,970	$42,543
	Undiscounted expected future gross premiums	$—	$—
Corporate and other *	Undiscounted expected future benefits and expense	$40,202	$42,304
	Undiscounted expected future gross premiums	$1,896	$2,060
	Discounted expected future gross premiums (at current discount rate)	$1,287	$1,356
*    Represents activity ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums		Interest Accretion
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Individual Retirement	$67	$70	$29	$32
Group Retirement	4	5	8	6
Life Insurance	926	1,070	225	233
Institutional Markets	542	1,981	481	439
Corporate and Other	98	103	459	481
Total	$1,637	$3,229	$1,202	$1,191
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

June 30, 2025
Weighted-average interest rate, original discount rate	3.84%	5.29%	4.70%	4.31%	4.88%
Weighted-average interest rate, current discount rate	5.30%	5.15%	5.51%	5.66%	5.49%
June 30, 2024
Weighted-average interest rate, original discount rate	3.79%	5.13%	4.68%	4.27%	4.86%
Weighted-average interest rate, current discount rate	5.48%	5.44%	5.56%	5.43%	5.54%
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

Corebridge | Second Quarter 2025 Form 10-Q 60

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
The following table presents the balances and changes in the liability for universal life policies:

	Six Months Ended June 30,
	2025			2024
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$4,034	$54	$4,088	$3,731	$55	$3,786
Effect of changes in experience	217	(2)	215	192	(2)	190
Adjusted beginning balance	$4,251	$52	$4,303	$3,923	$53	$3,976
Assessments	327	—	327	288	1	289
Excess benefits paid	(581)	—	(581)	(413)	—	(413)
Interest accrual	79	1	80	78	1	79
Other	(1)	—	(1)	—	—	—
Changes related to unrealized appreciation (depreciation) of investments	33	—	33	40	—	40
Balance, end of period	$4,108	$53	$4,161	$3,916	$55	$3,971
Less: Reinsurance recoverable	(151)	(53)	(204)	(175)	(55)	(230)
Balance, end of period, net of Reinsurance recoverable	$3,957	$—	$3,957	$3,741	$—	$3,741
Weighted average duration of liability *	25.1	8.8		25.1	9.0
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
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies:

	Gross Assessments		Interest Accretion
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Life Insurance	$562	$500	$79	$78
Corporate and Other	18	19	1	1
Total	$580	$519	$80	$79
The following table presents the calculation of weighted average interest rate for the liability for universal life policies:

June 30,	2025		2024
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	4.03%	4.20%	3.92%	4.20%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

Corebridge | Second Quarter 2025 Form 10-Q 61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits
The following table presents details concerning our universal life policies:

	Six Months Ended June 30,
(in millions, except for attained age of contract holders)	2025	2024
Account value	$4,089	$3,846
Net amount at risk	$77,186	$74,076
Average attained age of contract holders	54	54

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

Corebridge | Second Quarter 2025 Form 10-Q 62

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)
Six Months Ended June 30, 2025
Policyholder contract deposits account balance, beginning of year	$105,529	$39,246	$10,338	$18,026	$3,076	$176,215
Reclassification due to reinsurance recapture	—	—	—	14	(14)	—
Deposits	11,592	2,383	810	2,560	19	17,364
Policy charges	(405)	(245)	(752)	(34)	(28)	(1,464)
Surrenders and withdrawals	(7,648)	(4,247)	(155)	(87)	(35)	(12,172)
Benefit payments	(1,966)	(984)	(132)	(591)	(135)	(3,808)
Net transfers from (to) separate account	2,610	2,090	17	58	—	4,775
Interest credited	2,085	616	233	446	71	3,451
Other, including foreign exchange	(4)	—	6	11	—	13
Policyholder contract deposits account balance, end of period	111,793	38,859	10,365	20,403	2,954	184,374
Other reconciling items(b)	(2,107)	(298)	80	139	(1)	(2,187)
Policyholder contract deposits	$109,686	$38,561	$10,445	$20,542	$2,953	$182,187
Weighted average crediting rate	3.33%	3.19%	4.49%	4.75%	4.86%
Cash surrender value(c)	$104,718	$38,013	$9,182	$2,603	$1,549	$156,065

Six Months Ended June 30, 2024
Policyholder contract deposits account balance, beginning of year	$94,896	$41,299	$10,231	$13,649	$3,333	$163,408
Deposits	11,696	2,637	816	2,682	21	17,852
Policy charges	(360)	(250)	(753)	(34)	(29)	(1,426)
Surrenders and withdrawals	(8,902)	(4,859)	(148)	(53)	(39)	(14,001)
Benefit payments	(1,422)	(993)	(153)	(1,028)	(143)	(3,739)
Net transfers from (to) separate account	2,570	2,026	9	—	—	4,605
Interest credited	1,670	611	243	320	80	2,924
Other, including foreign exchange	1	(207)	17	201	(1)	11
Policyholder contract deposits account balance, end of period	100,149	40,264	10,262	15,737	3,222	169,634
Other reconciling items(b)	(1,286)	(212)	161	27	—	(1,310)
Policyholder contract deposits	$98,863	$40,052	$10,423	$15,764	$3,222	$168,324
Weighted average crediting rate	2.84%	3.08%	4.43%	4.45%	4.98%
Cash surrender value(c)	$93,131	$39,262	$9,068	$2,596	$1,666	$145,723
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), and thus, did not impact the ending balance of policyholder contract deposits.
(b)Reconciling items principally relate to MRBs that are bifurcated and reported separately, and changes in the fair value of embedded derivatives of $893 million, and $724 million that are recorded in policyholder contract deposits as of June 30, 2025, and 2024, respectively.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs do not have a cash surrender value).
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 14.

Corebridge | Second Quarter 2025 Form 10-Q 63

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

June 30, 2025	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$5,674	$1,084	$36,391	$43,149
> 1% - 2%	2,861	48	983	3,892
> 2% - 3%	7,161	139	3,430	10,730
> 3% - 4%	5,434	33	4	5,471
> 4% - 5%	395	—	4	399
> 5%	31	—	2	33
Total	$21,556	$1,304	$40,814	$63,674
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$1,979	$1,452	$9,200	$12,631
> 1% - 2%	3,156	516	820	4,492
> 2% - 3%	10,198	345	126	10,669
> 3% - 4%	543	—	—	543
> 4% - 5%	6,182	—	—	6,182
> 5%	128	—	—	128
Total	$22,186	$2,313	$10,146	$34,645
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	111	362	473
> 2% - 3%	12	172	1,710	1,894
> 3% - 4%	1,155	414	24	1,593
> 4% - 5%	2,665	—	—	2,665
> 5%	205	—	—	205
Total	$4,037	$697	$2,096	$6,830
Total*	$47,779	$4,314	$53,056	$105,149
Percentage of total	45%	4%	51%	100%

Corebridge | Second Quarter 2025 Form 10-Q 64

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds

June 30, 2024		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$6,010	$1,794	$31,449	$39,253
	> 1% - 2%	3,380	21	1,262	4,663
	> 2% - 3%	7,367	12	1,898	9,277
	> 3% - 4%	6,114	34	5	6,153
	> 4% - 5%	418	—	4	422
	> 5%	32	2	3	37
	Total	$23,321	$1,863	$34,621	$59,805
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,103	$1,841	$8,062	$12,006
	> 1% - 2%	3,449	781	933	5,163
	> 2% - 3%	11,277	272	113	11,662
	> 3% - 4%	588	—	—	588
	> 4% - 5%	6,503	—	—	6,503
	> 5%	140	—	—	140
	Total	$24,060	$2,894	$9,108	$36,062
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	109	367	476
	> 2% - 3%	9	623	1,299	1,931
	> 3% - 4%	1,179	479	7	1,665
	> 4% - 5%	2,785	—	—	2,785
	> 5%	212	—	—	212
	Total	$4,185	$1,211	$1,673	$7,069
Total*		$51,566	$5,968	$45,402	$102,936
Percentage of total		50%	6%	44%	100%
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

Corebridge | Second Quarter 2025 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents a rollforward of the unearned revenue reserve for the six months ended June 30, 2025 and 2024:

	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Six Months Ended June 30, 2025
Balance, beginning of year	$1,821	$1	$84	$1,906
Revenue deferred	82	1	—	83
Amortization	(56)	—	(4)	(60)
Balance, end of period	$1,847	$2	$80	$1,929
Other reconciling items*				974
Other policyholder funds				$2,903

Six Months Ended June 30, 2024
Balance, beginning of year	$1,770	$1	$94	$1,865
Revenue deferred	80	—	—	80
Amortization	(56)	—	(5)	(61)
Balance, end of period	$1,794	$1	$89	$1,884
Other reconciling items*				969
Other policyholder funds				$2,853
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

Corebridge | Second Quarter 2025 Form 10-Q 66

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following table presents the balances of and changes in MRBs:

	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Six Months Ended June 30, 2025
Balance, beginning of year	$4,066	$278	$4,344
Effect of changes in our own credit risk	(811)	(69)	(880)
Balance, beginning of year, before effect of changes in our own credit risk	$3,255	$209	$3,464
Issuances	369	18	387
Interest accrual	92	8	100
Attributed fees	351	29	380
Expected claims	(33)	(1)	(34)
Effect of changes in interest rates	134	8	142
Effect of changes in interest rate volatility	(17)	(1)	(18)
Effect of changes in equity markets	(386)	(9)	(395)
Effect of changes in equity index volatility	(2)	2	—
Actual outcome different from model expected outcome	58	(27)	31
Effect of changes in future expected policyholder behavior	—	1	1
Effect of changes in other future expected assumptions	2	—	2
Other, including foreign exchange	—	3	3
Balance, end of period before effect of changes in our own credit risk	3,823	240	4,063
Effect of changes in our own credit risk	854	70	924
Balance, end of period	4,677	310	4,987
Less: Reinsured MRB, end of period	(51)	—	(51)
Net Liability Balance after reinsurance recoverable	$4,626	$310	$4,936
Net amount at risk
GMDB only	$521	$104	$625
GMWB only	$382	$30	$412
Combined*	$411	$12	$423
Weighted average attained age of contract holders	71	64

Six Months Ended June 30, 2024
Balance, beginning of year	$4,562	$308	$4,870
Effect of changes in our own credit risk	(1,072)	(88)	(1,160)
Balance, beginning of year, before effect of changes in our own credit risk	$3,490	$220	$3,710
Issuances	303	24	327
Interest accrual	78	6	84
Attributed fees	338	30	368
Expected claims	(34)	(1)	(35)
Effect of changes in interest rates	(605)	(48)	(653)
Effect of changes in interest rate volatility	22	3	25
Effect of changes in equity markets	(670)	(62)	(732)
Effect of changes in equity index volatility	(37)	(2)	(39)
Actual outcome different from model expected outcome	(43)	2	(41)
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	(5)	—	(5)
Other, including foreign exchange	—	(2)	(2)
Balance, end of period before effect of changes in our own credit risk	2,837	170	3,007
Effect of changes in our own credit risk	914	73	987
Balance, end of period	3,751	243	3,994
Less: Reinsured MRB, end of period	(57)	—	(57)
Net liability balance after reinsurance recoverable	$3,694	$243	$3,937
Net amount at risk
GMDB only	$609	$130	$739
GMWB only	$130	$11	$141
Combined*	$533	$13	$546
Weighted average attained age of contract holders	71	64

*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

Corebridge | Second Quarter 2025 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	June 30, 2025			June 30, 2024
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$1,112	$5,738	$4,626	$984	$4,678	$3,694
Group Retirement	217	527	310	203	446	243
Total	$1,329	$6,265	$4,936	$1,187	$5,124	$3,937
*Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 4.

15. Debt
SENIOR UNSECURED NOTES
On April 4, 2025, $1.0 billion aggregate principal amount of Corebridge Parent’s 3.50% Senior Notes matured. Corebridge Parent repaid the aggregate principal and accrued interest at maturity.
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

Corebridge | Second Quarter 2025 Form 10-Q 68

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

Corebridge | Second Quarter 2025 Form 10-Q 69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Contingencies, Commitments and Guarantees
While the Moriarty appeal was pending, the Ninth Circuit issued a published decision in Small v. Allianz Life Insurance Co. of North America, a related case presenting a substantially identical issue. The Ninth Circuit’s decision in Small squarely rejected the theory that the plaintiffs had advanced in that case and in Moriarty and embraced the argument, made by insurers, that any policyholder or beneficiary suing based on supposed breaches of Sections 10113.71 and 10113.72 must prove that the breaches actually caused them harm, for instance by resulting in missed payments or the lapse of the policy. On January 6, 2025, the parties in Moriarty, at the Ninth Circuit’s request, submitted simultaneous supplemental briefing on Small’s effect on the litigation, with AGL taking the position that Small fully disposes of the appeal in its favor and requires vacatur of the summary-judgment order in Plaintiff’s favor. The plaintiff in Small filed a petition for panel rehearing and rehearing en banc on January 23, 2025. The Ninth Circuit denied the Small petition for rehearing on February 19, 2025, and the mandate in that case was issued on February 27, 2025. On March 4, 2025 the panel in Moriarty issued a memorandum disposition without hearing oral argument, vacating the District Court’s summary-judgment order and remanding for further proceedings. The panel’s short opinion principally relies on the Ninth Circuit’s decision in Small. The panel also denied Plaintiff’s request to certify a question to the California Supreme Court. On April 8, 2025, Plaintiff filed a petition for panel rehearing or rehearing en banc. Like the plaintiff in Small, Plaintiff asked the full Ninth Circuit to grant rehearing in order to reconsider Small, or, alternatively, to certify a question to the California Supreme Court. The Ninth Circuit denied the Moriarty petition for rehearing on May 2, 2025, and the mandate was issued on May 12, 2025. On May 23, 2025, Plaintiff filed a Petition for Writ of Certiorari in the U.S. Supreme Court, challenging the Ninth Circuit’s decision. AGL filed a waiver of its response. On June 30, 2025, the U.S. Supreme Court denied Plaintiff’s Petition for Writ of Certiorari. The case is now back in the District Court, which held a status conference on July 17, 2025, to discuss next stages of the case. The District Court allowed Plaintiff to move for a stay pending litigation in state court, and that anticipated motion is set for a hearing on August 7, 2025. The District Court has previously indicated that, if the Ninth Circuit reversed the District Court’s summary judgment order in favor of Plaintiff, the case would then proceed to trial on Plaintiff’s individual breach of contract claim.
In addition, in Pitt v. Metropolitan Tower Life Insurance Co., a case presenting a distinct question about whether the statutes apply to life insurance policies initially issued and delivered in a state other than California, the Ninth Circuit has certified that extraterritoriality question to the California Supreme Court. The Plaintiff in Moriarty filed an amicus letter in Pitt urging the California Supreme Court to accept review of that extraterritoriality question, as well as the distinct causation question at issue in Moriarty. The insurer in Pitt prepared a reply letter urging rejection of that proposal, which was filed on March 24, 2025. On April 16, 2025, the California Supreme Court agreed to resolve the extraterritoriality question, but it has not agreed to address the causation question. On July 11, 2025, the parties in Pitt announced that they had reached an individual settlement and asked the California Supreme Court to vacate the pending deadlines while the parties prepared a stipulation of dismissal.
AGL is also defending other actions in California involving similar issues. Gevorgyan v. American General Life Insurance Co. (C.D. Cal.) was filed in state court on January 17, 2025, and removed to federal court on March 27, 2025. Delgado v. American General Life Insurance Co. (C.D. Cal.) was filed in federal court on March 7, 2025. Rocklage v. American General Life Insurance Co. (N.D. Cal.) was filed in state court on April 21, 2025, and removed to federal court on May 30, 2025. People of the State of California v. American General Life Insurance Co., et al. (Cal. Superior Court, San Diego County) was filed on October 17, 2024, against AGL, Lincoln Benefit Life Co., Everlake Life Insurance Co., and Transamerica Life Insurance Co., seeking civil penalties and equitable relief under California Business & Professions Code §§ 17200 et seq. On January 27, 2025, AGL filed a demurrer to the complaint. That demurrer was heard on July 10, 2025, at which time the trial court took the motion under submission. Wong v. American General Life Insurance Co. (C.D. Cal.), which was filed in state court on July 31, 2024, and removed to federal court on September 4, 2024, was confidentially settled on May 29, 2025, and dismissed with prejudice.
These cases are in the early stages, and AGL expects their progress will be influenced by future developments in Moriarty and cases against other insurers involving the same insurance statutes. AGL has accrued its current estimate of probable loss with respect to these litigation matters.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $4.7 billion at June 30, 2025.
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

Corebridge | Second Quarter 2025 Form 10-Q 70

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
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which American Home Assurance Company (“AHAC”) or National Union Fire Insurance Company of Pittsburgh, PA (“NUFIC”) has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the six months ended June 30, 2025 or 2024.
AIG provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of Corebridge Life Holdings, Inc. (“CRBGLH”). This includes:
•a guarantee (the “CRBGLH External Debt Guarantee”) in connection with CRBGLH junior subordinated debentures and certain CRBGLH notes (the “CRBGLH External Debt”).
In addition to the Separation Agreement, we have entered into a guarantee reimbursement agreement with AIG which provides that we will reimburse AIG for the full amount of any payment made by or on behalf of AIG pursuant to the CRBGLH External Debt Guarantee. We have also entered into a collateral agreement with AIG which provides that in the event of: (i) a ratings downgrade of Corebridge Parent or CRBGLH long-term unsecured indebtedness below specified levels or (ii) the failure by CRBGLH to pay principal and interest on the External Debt when due, we must collateralize an amount equal to the sum of: (a) 100% of the principal amount outstanding, (b) accrued and unpaid interest and (c) 100% of the net present value of scheduled interest payments through the maturity dates of the CRBGLH External Debt.
•For additional discussion on commitments and guarantees associated with VIEs, see Note 8.
•For additional disclosures about derivatives, see Note 9.
•For additional disclosures about related parties, see Note 20.

Corebridge | Second Quarter 2025 Form 10-Q 71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity

17. Equity
COMMON STOCK
The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2025	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	650,189,849	(88,704,816)	561,485,033
Shares issued under long-term incentive compensation plans	—	1,585,239	1,585,239
Shares repurchased	—	(19,883,242)	(19,883,242)
Shares, end of period	650,189,849	(107,002,819)	543,187,030
Repurchase of Corebridge Common Stock
Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) Rule 10b5-1 repurchase plans. On May 4, 2023, our Board of Directors authorized a share repurchase program, which has subsequently been expanded. Most recently, on June 23, 2025, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the share repurchase program. Under this program, Corebridge Parent may, from time to time, purchase shares of Corebridge Parent common stock but is not obligated to purchase any particular number of shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
The following table presents by announcement date, common stock repurchases authorized by Corebridge’s Board of Directors:

June 30, 2025
Announcement date	Authorized amount	Authorization Remaining*
(in millions)

June 23, 2025	$2,000	$2,000
February 11, 2025	$2,000	$2,000
April 30, 2024	$2,000	$78
May 4, 2023	$1,000	$—
*     The authorization remaining at June 30, 2025 does not reflect the applicable excise tax payable due to the Inflation Reduction Act of 2022.
From July 1, 2025 to August 1, 2025, we repurchased approximately 4.5 million shares of Corebridge Parent common stock for an aggregate purchase price of approximately $159 million, leaving approximately $3.9 billion under the share repurchase authorizations as of August 1, 2025.
RETAINED EARNINGS
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

May 5, 2025	June 16, 2025	June 30, 2025	$0.24
February 12, 2025	March 17, 2025	March 31, 2025	$0.24
Dividends Declared
On August 4, 2025, the Company declared a cash dividend on Corebridge Parent common stock of $0.24 per share, payable on September 30, 2025 to shareholders of record at close of business on September 16, 2025.

Corebridge | Second Quarter 2025 Form 10-Q 72

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Three Months Ended June 30, 2025
Balance, March 31, 2025, net of tax	$(30)	$(14,745)	$(737)	$3,382	$91	$(12)	$2	$(12,049)
Change in unrealized appreciation (depreciation) of investments	17	1,568	—	—	—	—	—	1,585
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	16	—	—	—	—	16
Change in discount rates assumptions of certain liabilities	—	—	—	60	—	—	—	60
Change in future policy benefits and other	—	(1)	—	—	—	—	—	(1)
Change in cash flow hedges	—	—	—	—	57	—	—	57
Change in foreign currency translation adjustments	—	—	—	—	—	41	—	41
Change in deferred tax (liability)	(4)	(305)	(3)	(13)	(12)	(4)	—	(341)
Total other comprehensive income	13	1,262	13	47	45	37	—	1,417
Less: Noncontrolling interests	—	—	—	—	—	1	—	1
Balance, June 30, 2025, net of tax	$(17)	$(13,483)	$(724)	$3,429	$136	$24	$2	$(10,633)
Three Months Ended June 30, 2024
Balance, March 31, 2024, net of tax	$(44)	$(15,865)	$(932)	$2,638	$127	$(65)	$2	$(14,139)
Change in unrealized appreciation (depreciation) of investments	(12)	(1,150)	—	—	—	—	—	(1,162)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	202	—	—	—	—	202
Change in discount rates assumptions of certain liabilities	—	—	—	472	—	—	—	472
Change in future policy benefits and other	—	86	—	—	—	—	—	86
Change in cash flow hedges	—	—	—	—	(3)	—	—	(3)
Change in foreign currency translation adjustments	—	—	—	—	—	70	—	70
Change in deferred tax asset (liability)	3	97	(43)	(93)	1	—	—	(35)
Total other comprehensive income (loss)	(9)	(967)	159	379	(2)	70	—	(370)
Less: Noncontrolling interests	—	—	—	—	—	(1)	—	(1)
Balance, June 30, 2024, net of tax	$(53)	$(16,832)	$(773)	$3,017	$125	$6	$2	$(14,508)

Corebridge | Second Quarter 2025 Form 10-Q 73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Six Months Ended June 30, 2025
Balance at December 31, 2024, net of tax	$(43)	$(16,229)	$(690)	$3,342	$(46)	$(17)	$2	$(13,681)
Change in unrealized appreciation (depreciation) of investments	33	3,571	—	—	—	—	—	3,604
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(44)	—	—	—	—	(44)
Change in discount rates assumptions of certain liabilities	—	—	—	110	—	—	—	110
Change in future policy benefits and other	—	(33)	—	—	—	—	—	(33)
Change in cash flow hedges	—	—	—	—	232	—	—	232
Change in foreign currency translation adjustments	—	—	—	—	—	46	—	46
Change in deferred tax asset (liability)	(7)	(792)	10	(23)	(50)	(4)	—	(866)
Total other comprehensive income (loss)	26	2,746	(34)	87	182	42	—	3,049
Less: Noncontrolling interests	—	—	—	—	—	1	—	1
Balance, June 30, 2025, net of tax	$(17)	$(13,483)	$(724)	$3,429	$136	$24	$2	$(10,633)
Six Months Ended June 30, 2024
Balance, December 31, 2023, net of tax	$(79)	$(14,650)	$(909)	$2,095	$146	$(63)	$2	$(13,458)
Change in unrealized appreciation (depreciation) of investments	33	(2,270)	—	—	—	—	—	(2,237)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	173	—	—	—	—	173
Change in discount rates assumptions of certain liabilities	—	—	—	1,167	—	—	—	1,167
Change in future policy benefits and other	—	(41)	—	—	—	—	—	(41)
Change in cash flow hedges	—	—	—	—	(28)	—	—	(28)
Change in foreign currency translation adjustments	—	—	—	—	—	66	—	66
Change in deferred tax asset (liability)	(7)	168	(37)	(245)	6	1	—	(114)
Total other comprehensive income (loss)	26	(2,143)	136	922	(22)	67	—	(1,014)
Other	—	(39)	—	—	1	—	—	(38)
Less: Noncontrolling interests	—	—	—	—	—	(2)	—	(2)
Balance, June 30, 2024, net of tax	$(53)	$(16,832)	$(773)	$3,017	$125	$6	$2	$(14,508)

Corebridge | Second Quarter 2025 Form 10-Q 74

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
The following table presents the OCI reclassification adjustments for the three and six months ended June 30, 2025 and 2024, respectively:

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Three Months Ended June 30, 2025
Unrealized change arising during period	$17	$799	$16	$60	$57	$41	$—	$990
Less: Reclassification adjustments included in net income	—	(768)	—	—	—	—	—	(768)
Total other comprehensive income (loss), before income tax expense (benefit)	17	1,567	16	60	57	41	—	1,758
Less: Income tax expense (benefit)	4	305	3	13	12	4	—	341
Total other comprehensive income (loss), net of income tax expense (benefit)	$13	$1,262	$13	$47	$45	$37	$—	$1,417
Three Months Ended June 30, 2024
Unrealized change arising during period	$(14)	$(1,665)	$202	$718	$(3)	$3	$—	$(759)
Less: Reclassification adjustments included in net income	(2)	(601)	—	246	—	(67)	—	(424)
Total other comprehensive income (loss), before income tax expense (benefit)	(12)	(1,064)	202	472	(3)	70	—	(335)
Less: Income tax expense (benefit)	(3)	(97)	43	93	(1)	—	—	35
Total other comprehensive income (loss), net of income tax expense (benefit)	$(9)	$(967)	$159	$379	$(2)	$70	$—	$(370)
Six Months Ended June 30, 2025
Unrealized change arising during period	$32	$2,615	$(44)	$143	$232	$46	$—	$3,024
Less: Reclassification adjustments included in net income	(1)	(923)	—	33	—	—	—	(891)
Total other comprehensive income (loss), before income tax expense (benefit)	33	3,538	(44)	110	232	46	—	3,915
Less: Income tax expense (benefit)	7	792	(10)	23	50	4	—	866
Total other comprehensive income (loss), net of income tax expense (benefit)	$26	$2,746	$(34)	$87	$182	$42	$—	$3,049
Six Months Ended June 30, 2024
Unrealized change arising during period	$25	$(3,248)	$173	$1,413	$(28)	$(1)	$—	$(1,666)
Less: Reclassification adjustments included in net income	(8)	(937)	—	246	—	(67)	—	(766)
Total other comprehensive income (loss), before income tax expense (benefit)	33	(2,311)	173	1,167	(28)	66	—	(900)
Less: Income tax expense (benefit)	7	(168)	37	245	(6)	(1)	—	114
Total other comprehensive income (loss), net of income tax expense (benefit)	$26	$(2,143)	$136	$922	$(22)	$67	$—	$(1,014)

Corebridge | Second Quarter 2025 Form 10-Q 75

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$(2)	$(1)	$(8)	Net realized gains (losses)
Total	$—	$(2)	$(1)	$(8)
Unrealized appreciation (depreciation) of all other investments
Investments	$(768)	$(540)	$(923)	$(876)	Net realized gains (losses)
Sale of business	—	(61)	—	(61)	Net (gain) loss on divestitures
Total	$(768)	$(601)	$(923)	$(937)
Effect of changes in the discount rates used to measure traditional and limited-payment long duration insurance contracts
Sale of business	$—	$246	$—	$246	Net (gain) loss on divestitures
Reinsurance recapture	—	—	33	—	Policyholder benefits
Total	$—	$246	$33	$246
Foreign Currency Translation Adjustments
Sale of business	$—	$(67)	$—	$(67)	Net (gain) loss on divestitures
Total	$—	$(67)	$—	$(67)
Total reclassifications for the period	$(768)	$(424)	$(891)	$(766)
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
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$856	$810	$864	$869
Net (loss) attributable to redeemable noncontrolling interest	(8)	(24)	(1)	(75)
Other comprehensive income (loss), net of tax	1	(1)	1	(2)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	1
Contributions from noncontrolling interests	30	32	38	53
Distributions to noncontrolling interests	(12)	(2)	(32)	(31)
Other	—	1	(3)	1
Ending balance	$867	$816	$867	$816
Refer to Note 8 for additional information related to Variable Interest Entities.

Corebridge | Second Quarter 2025 Form 10-Q 76

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
The following table presents the computation of basic and diluted EPS for the six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2025	2024	2025	2024
Numerator for EPS:
Net income (loss)	$(668)	$341	$(1,325)	$1,168
Less: Net loss attributable to noncontrolling interests	(8)	(24)	(1)	(75)
Net income (loss) attributable to Corebridge	$(660)	$365	$(1,324)	$1,243

Denominator for EPS:
Weighted average common shares outstanding - basic	550.3	611.6	554.1	617.8
Dilutive common shares	—	1.0	—	0.9
Weighted average common shares outstanding - diluted	550.3	612.6	554.1	618.7

Income per common share attributable to Corebridge common shareholders
Common stock - basic	$(1.20)	$0.60	$(2.39)	$2.01
Common stock - diluted	$(1.20)	$0.59	$(2.39)	$2.01
*Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 0.8 million and 0.1 million for the three months ended June 30, 2025 and 2024, respectively, and 0.6 million and 0.3 million for the six months ended June 30, 2025 and 2024, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

19. Income Taxes
RECENT TAX LAW CHANGES
The Inflation Reduction Act of 2022 (H.R. 5376) (the “Inflation Reduction Act”) includes a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period and a 1% stock buyback tax. In 2024, the U.S. Treasury and Internal Revenue Service (“IRS”) published the proposed regulations that would address the application of CAMT, which were open to public comment through January 16, 2025, and certain specifics of application of the CAMT remain subject to future guidance. Our estimated CAMT liability will continue to be refined based on future guidance.
The One Big Beautiful Bill Act (H.R. 1) (“OBBB”) was signed into law on July 4, 2025. The tax provisions of the OBBB are not expected to have a material impact on Corebridge’s financial results.
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

Corebridge | Second Quarter 2025 Form 10-Q 77

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Income Taxes
INTERIM TAX EXPENSE (BENEFIT)
For the three and six months ended June 30, 2025, the effective tax rate on loss from operations was (9.9)% and 9.9%, respectively. The effective tax rate on loss from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with dividends received deduction, non-controlling interest, reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities, and tax adjustments related to prior year returns including interest. These tax benefits are offset by tax charges associated with increase in U.S. federal and state valuation allowance and state and local income taxes. Additionally, the six months ended June 30, 2025 reflects excess tax benefits related to share based compensation payments recorded through the income statement during first quarter 2025.
For the three and six months ended June 30, 2024, the effective tax rate on income from operations was 25.2% and 20.7%, respectively. The effective tax rate on loss from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with dividends received deduction, non-controlling interest, reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities, renewable energy tax credits, and tax adjustments related to prior year returns including interest. These tax benefits are offset by tax charges associated with increases in U.S. federal and state valuation allowance and state and local income taxes. Additionally, the six months ended June 30, 2024 reflects excess tax benefits related to share based compensation payments recorded through the income statement during first quarter 2024.
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
Recent events, including multiple changes in target interest rates by the Board of Governors of the Federal Reserve System and significant market volatility, impacted actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and capital loss carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macroeconomic and Corebridge-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies.
Estimates of future taxable income, including income generated from prudent and feasible actions and tax planning strategies, impact of settlements with taxing authorities, and any changes to interpretations and assumptions related to the impact of recent tax law changes, could change in the near term, perhaps materially, which may require us to consider any potential impact to our assessment of the recoverability of the deferred tax asset. Such potential impact could be material to our consolidated financial condition or results of operations for an individual reporting period.
Under the tax law, AGC and its directly owned life insurance subsidiaries (the “AGC Group”) will not be permitted to join in the filing of a U.S. consolidated federal income tax return with our other subsidiaries (collectively, the “Non-Life Group”) for a five-year waiting period following the IPO. Each separate U.S. federal tax filing group or separate U.S. tax filer is required to consider this five-year waiting period when assessing realization of their respective deferred tax assets including net operating loss and tax credit carryforwards.
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
Based on management’s analysis, as of June 30, 2025, we have a U.S. federal valuation allowance of $1.6 billion, of which $165 million is related to NOLs and $1.4 billion ($1.1 billion reflected in AOCI) is related to realized and unrealized capital losses. For the three months ended June 30, 2025, we recorded an increase in valuation allowance of $6 million related to NOLs and net increase (decrease) of $133 million related to investment losses, of which $175 million was recorded through P&L and $(42) million was recorded in OCI. For the six months ended June 30, 2025, we recorded an increase in valuation allowance of $14 million related to NOLs and net $175 million related to investment losses recorded through net income (loss).

Corebridge | Second Quarter 2025 Form 10-Q 78

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
Related Party Transactions with AIG
We have historically entered into various transactions with AIG, some of which are continuing and are described below. In addition, on September 14, 2022, we entered into a Separation Agreement with AIG, which governs the relationship between AIG and us following the IPO, including matters related to the allocation of assets and liabilities between the parties, indemnification obligations, our corporate governance, information rights for each party and consent rights of AIG with respect to certain business activities that we may undertake. On May 16, 2024, in connection with the stock purchase agreement (the “Purchase Agreement”), between AIG and Nippon in connection with Nippon’s purchase of approximately 122 million shares of Company common stock, beneficially owned by AIG (the “Nippon Transaction”), the Company entered into an Amendment to the Separation Agreement, by and between the Company and AIG, pursuant to which the Company and AIG agreed to certain changes with respect to AIG’s board designation rights and AIG’s right to consent over certain actions by the Company, as set forth in the original Separation Agreement. Additionally, on June 9, 2024, AIG waived its right under the Separation Agreement to include a majority of the director candidates on each slate of candidates recommended by the Corebridge Board of Directors. For further information on the Nippon Transaction, the Separation Agreement and the amendment and waiver thereto, see Note 1 in the 2024 Form 10-K.
Our related party transactions with AIG include: (1) advisory transactions; (2) capital markets agreements; (3) general service agreements; (4) tax sharing agreements; (5) certain guarantees (6) employee compensation and benefits; and previously (6) reinsurance transactions. These transactions have not changed materially since December 31, 2024. For further information on related party transactions with AIG, see Note 23 in the 2024 Form 10-K.
Related Party Transactions with Blackstone Inc. (“Blackstone”)
Investment Expense
We entered into a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred were $80 million and $156 million for the three and six months ended June 30, 2025, respectively, and $60 million and $111 million for the three and six months ended June 30, 2024, respectively.

Corebridge | Second Quarter 2025 Form 10-Q 79

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Related Parties
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by an affiliate, and in other instances, affiliates may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by affiliates was $23 million and $23 million as of June 30, 2025 and December 31, 2024, respectively. The interest expense incurred on the debt reflected in Interest expense on the Condensed Consolidated Statements of Income (Loss) were $0 million and $0 million for the three and six months ended June 30, 2025, respectively, and $1 million and $2 million for the three and six months ended June 30, 2024, respectively.
The noncontrolling interest included in the Condensed Consolidated Balance Sheets related to the VIEs held by affiliates was $390 million and $400 million as of June 30, 2025 and December 31, 2024, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by affiliates were $(12) million and $(8) million for the three and six months ended June 30, 2025, respectively, and $(18) million and $(39) million for the three and six months ended June 30, 2024, respectively.
In addition to transactions with VIEs, Corebridge has entered into other structured financing arrangements supporting real estate properties and other types of assets with other AIG affiliates. These financing arrangements are reported in Other invested assets in the Condensed Consolidated Balance Sheets. Certain of these and the VIE structures above also include commitments for funding from AIG affiliates of $0.6 billion and $0.6 billion at June 30, 2025 and December 31, 2024, respectively.
For additional information related to VIEs and other investments, see Notes 5 and 8.

Corebridge | Second Quarter 2025 Form 10-Q 80

Item 2 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms in the 2024 Form 10-K.
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
This MD&A addresses the consolidated financial condition of Corebridge as of June 30, 2025, compared with December 31, 2024, and its consolidated results of operations for the three and six months ended June 30, 2025 and 2024. In addition to historical data, this discussion contains forward-looking statements about our business operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the (unaudited)Condensed Consolidated Financial Statements and the statements under “Cautionary Statements Regarding Forward-Looking Information,” included elsewhere in this Quarterly Report and the “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and the “Risk Factors” section in the 2024 Form 10-K.

Corebridge | Second Quarter 2025 Form 10-Q 81

Corebridge | Second Quarter 2025 Form 10-Q 82

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

Corebridge | Second Quarter 2025 Form 10-Q 83

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
Impact of Fortitude Re
In 2018, AIG established Fortitude Re, a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“Fortitude Holdings”), in a series of reinsurance transactions related to certain of AIG’s legacy operations. In February 2018, AGL, VALIC and USL entered into modco agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda. Following the sale of AIG’s majority ownership interest in Fortitude Holdings, AIG contributed its remaining ownership in Fortitude Re Bermuda and its one seat on its Board of Managers to us. As of June 30, 2025, our ownership interest in Fortitude Re was 2.46%.
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
Our net income experiences ongoing volatility as a result of the reinsurance agreements, which, as described above, give rise to a funds withheld payable that contains an embedded derivative. However, this net income volatility is almost entirely offset with a corresponding change in OCI, which reflects the fair value change from the investment portfolio supporting the funds withheld payable, which is primarily available-for-sale securities, resulting in minimal impact to our comprehensive income (loss) and equity attributable to Corebridge. The Company has also elected the fair value option on the acquisition of certain new fixed maturity securities, helping reduce the mismatch over time. VALIC’s modco agreement with Fortitude Re was recaptured effective January 1, 2025, resulting in a $45 million charge to pre-tax earnings. As of June 30, 2025, $24.5 billion of reserves had been ceded to Fortitude Re.
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

Corebridge | Second Quarter 2025 Form 10-Q 84

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
The following table summarizes the fair values of the embedded derivatives for fixed index annuity, registered index-linked annuity and index universal life products:

(in millions)	June 30, 2025	December 31, 2024
Fixed index annuities and Registered index-linked annuities	$9,570	$8,407
Index universal life	$1,134	$1,008
Our Strategic Partnership with Blackstone
In 2021, we entered into a long-term asset management relationship with Blackstone IM. As of June 30, 2025, Blackstone managed approximately $70.2 billion in book value of assets in our investment portfolio.
For additional information on our Strategic Partnership with Blackstone, see “Investments” below.
Our Investment Management Agreements with BlackRock
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. As of June 30, 2025, BlackRock managed approximately $89.7 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets.
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
The following table shows the net investment income reported on fair value option bond securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net investment income - excluding Fortitude Re funds withheld assets	$21	$13	$40	$26
Net investment income - Fortitude Re funds withheld assets	80	78	200	149
Total	$101	$91	$240	$175
COREBRIDGE’S MACROECONOMIC, INDUSTRY AND REGULATORY TRENDS
Our business is affected by industry and economic factors such as changes in interest rates and credit spreads; geopolitical tensions (including the ongoing armed conflicts between Ukraine and Russia and in the Middle East); credit and equity market conditions; currency exchange rates; regulation; tax policy; competition; trade disputes with other countries, including the effect of sanctions and trade restrictions, such as tariffs and trade barriers imposed by the U.S. government and any countermeasures by other governments in response to such tariffs; and general economic, market and political conditions. We continued to operate under market conditions in 2025 and 2024 characterized by factors such as higher interest rates, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.

Corebridge | Second Quarter 2025 Form 10-Q 85

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
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the second quarter of 2025 may impact the private equity investments in the alternative investments portfolio in the third quarter of 2025.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products.
As of June 30, 2025, new investments continue to have higher yields than the yield on maturities and redemptions that we are experiencing in our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
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

Corebridge | Second Quarter 2025 Form 10-Q 86

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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 44% and 47% were crediting at the contractual minimum guaranteed interest rate at June 30, 2025 and December 31, 2024, respectively. In the universal life insurance products in our Life Insurance business, 59% and 59% of the account values were crediting at the contractual minimum guaranteed interest rate at June 30, 2025 and December 31, 2024, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
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
For example, on April 25, 2024, the Department of Labor (“DOL”) published a final rule in the Federal Register updating the definition for when a person is an “investment advice fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and IRAs. The DOL also published changes with respect to existing prohibited transactions exemptions (“PTEs”) relating to such advice, including PTE 84-24 and PTE 2020-02. Orders staying the rule’s September 23, 2024 effective date were issued by the U.S. District Courts for the Eastern District of Texas and the Northern District of Texas on July 25, 2024 and July 26, 2024, respectively, in connection with separate lawsuits challenging the rule. On December 20, 2024, DOL filed a consolidated opening brief, appealing these two orders to the United States Court of Appeals for the Fifth Circuit. Since filing this appeal, DOL has asked the Fifth Circuit to hold the case in abeyance on three occasions. The matter is currently stayed until August 15, 2025. We are actively monitoring the progress of the litigation while continuing to evaluate potential impact of the DOL rule to our business.
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
In March 2025, the NAIC exposed for comment and in June 2025 the Life Actuarial Task Force adopted updates to actuarial guidelines intended to enhance asset adequacy analysis for asset-intensive, life insurance and annuity reinsurance treaties above certain thresholds. The updated guidelines are still subject to vote by additional NAIC committees before being sent to the states for adoption. The updated guidelines require the use of cash flow testing methodology in evaluating the adequacy of assets supporting ceded reserves. The updated guidelines are designed as a testing and disclosure regime, but such disclosure could be used by regulators in their supervision of insurance companies. The Life Actuarial Task Force expects the first reinsurance asset testing reports to be due in April 2026. In addition, the NAIC plans to review the disclosures following adoption of the guidelines to identify concerns with insurers’ approaches to asset adequacy testing, with the possibility of making additional changes that could lead to higher reserves for certain reinsurance agreements. We are actively monitoring developments associated with this NAIC initiative, which may be applicable to certain transactions that involve our life insurance subsidiaries acting as cedants.
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation” in the 2024 Form 10-K.

Corebridge | Second Quarter 2025 Form 10-Q 87

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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Total revenues	$2,744	$3,710	$6,334	$9,546
Fortitude Re related items:
Net investment (income) on Fortitude Re funds withheld assets	(343)	(325)	(674)	(657)
Net realized loses on Fortitude Re funds withheld assets	30	93	26	257
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	251	(36)	847	(58)
Subtotal - Fortitude Re related items	(62)	(268)	199	(458)
Other non-Fortitude Re reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	(14)	(13)	(28)	(31)
Other (income) - net	(8)	(11)	(16)	(17)
Net realized losses*	1,760	758	2,667	989
Subtotal - Other non-Fortitude Re reconciling items	1,738	734	2,623	941
Total adjustments	1,676	466	2,822	483
Adjusted revenues	$4,420	$4,176	$9,156	$10,029
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

Corebridge | Second Quarter 2025 Form 10-Q 88

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

Corebridge | Second Quarter 2025 Form 10-Q 89

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) attributable to Corebridge to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) attributable to Corebridge:

Three Months Ended June 30,	2025				2024
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$(608)	$60	$—	$(668)	$456	$115	$—	$341
Noncontrolling interests	—	—	8	8	—	—	24	24
Pre-tax income (loss)/net income (loss) attributable to Corebridge	(608)	60	8	(660)	456	115	24	365
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(343)	(73)	—	(270)	(325)	(69)	—	(256)
Net realized losses on Fortitude Re funds withheld assets	30	7	—	23	93	20	—	73
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	251	53	—	198	(36)	(7)	—	(29)
Subtotal Fortitude Re related items	(62)	(13)	—	(49)	(268)	(56)	—	(212)
Other reconciling Items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	(6)	—	6	—	52	—	(52)
Deferred income tax valuation allowance (releases) charges	—	(186)	—	186	—	(87)	—	87
Changes in fair value of market risk benefits, net	(279)	(59)	—	(220)	25	5	—	20
Changes in fair value of securities used to hedge guaranteed living benefits	(1)	—	—	(1)	5	1	—	4
Changes in benefit reserves related to net realized (losses)	(4)	(1)	—	(3)	(3)	—	—	(3)
Net realized losses*	1,758	369	—	1,389	748	160	—	588
Separation costs	—	—	—	—	27	6	—	21
Restructuring and other costs	129	28	—	101	85	18	—	67
Non-recurring costs related to regulatory or accounting changes	1	—	—	1	1	—	—	1
Net (gain) on divestiture	—	—	—	—	(241)	(47)	—	(194)
Noncontrolling interests	8	—	(8)	—	24	—	(24)	—
Subtotal Other non-Fortitude Re reconciling items	1,612	145	(8)	1,459	671	108	(24)	539
Total adjustments	1,550	132	(8)	1,410	403	52	(24)	327
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge	$942	$192	$—	$750	$859	$167	$—	$692

Corebridge | Second Quarter 2025 Form 10-Q 90

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics

Six Months Ended June 30,	2025				2024
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$(1,470)	$(145)	$—	$(1,325)	$1,472	$304	$—	$1,168
Noncontrolling interests	—	—	1	1	—	—	75	75
Pre-tax income (loss)/net income (loss) attributable to Corebridge	(1,470)	(145)	1	(1,324)	1,472	304	75	1,243
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(674)	(144)	—	(530)	(657)	(140)	—	(517)
Net realized losses on Fortitude Re funds withheld assets	26	6	—	20	257	55	—	202
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	847	180	—	667	(58)	(12)	—	(46)
Subtotal Fortitude Re related items	199	42	—	157	(458)	(97)	—	(361)
Other reconciling items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	15	—	(15)	—	78	—	(78)
Deferred income tax valuation allowance (releases) charges	—	(194)	—	194	—	(104)	—	104
Changes in fair value of market risk benefits, net	106	22	—	84	(344)	(72)	—	(272)
Changes in fair value of securities used to hedge guaranteed living benefits	(2)	—	—	(2)	6	1	—	5
Changes in benefit reserves related to net realized gains (losses)	27	6	—	21	(6)	(1)	—	(5)
Net realized losses*	2,663	559	—	2,104	970	207	—	763
Separation costs	—	—	—	—	94	20	—	74
Restructuring and other costs	226	48	—	178	132	28	—	104
Non-recurring costs related to regulatory or accounting changes	2	—	—	2	1	—	—	1
Net (gain) on divestiture	—	—	—	—	(246)	(48)	—	(198)
Noncontrolling interests	1	—	(1)	—	75	—	(75)	—
Subtotal Other non-Fortitude Re reconciling items	3,023	456	(1)	2,566	682	109	(75)	498
Total adjustments	3,222	498	(1)	2,723	224	12	(75)	137
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge	$1,752	$353	$—	$1,399	$1,696	$316	$—	$1,380
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
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	At June 30,	At December 31,
(in millions, except per common share data)	2025	2024
Total Corebridge shareholders' equity (a)	$12,302	$11,462
Less: Accumulated other comprehensive income (loss)	(10,633)	(13,681)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,587)	(2,798)
Adjusted Book Value (b)	$20,348	$22,345

Total common shares outstanding (c)	543.2	561.5

Book value per common share (a/c)	$22.65	$20.41
Adjusted book value per common share (b/c)	$37.46	$39.80

Corebridge | Second Quarter 2025 Form 10-Q 91

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
The following table presents the reconciliation of Adjusted ROAE:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise noted)	2025	2024	2025	2024
Actual or annualized net income (loss) attributable to Corebridge shareholders (a)	$(2,640)	$1,460	$(2,648)	$2,486
Actual or annualized adjusted after-tax operating income attributable to Corebridge shareholders (b)	3,000	2,768	2,798	2,760
Average Corebridge shareholders’ equity (c)	12,141	11,286	11,915	11,446
Less: Average AOCI	(11,341)	(14,324)	(12,121)	(14,035)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,570)	(2,609)	(2,646)	(2,517)
Average Adjusted Book Value (d)	$20,912	$23,001	$21,390	$22,964
Return on Average Equity (a/c)	(21.7)%	12.9%	(22.2)%	21.7%
Adjusted ROAE (b/d)	14.3%	12.0%	13.1%	12.0%
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
The following table presents the premiums and deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Individual Retirement
Premiums	$44	$30	$71	$71
Deposits	6,811	6,761	11,490	11,583
Other(a)	(1)	(4)	(6)	(6)
Premiums and deposits	6,854	6,787	11,555	11,648
Group Retirement
Premiums	—	—	4	5
Deposits	1,976	1,998	3,796	4,047
Premiums and deposits(b)(c)	1,976	1,998	3,800	4,052
Life Insurance
Premiums	377	331	717	765
Deposits	393	389	790	782
Other(a)	98	126	217	393
Premiums and deposits	868	846	1,724	1,940
Institutional Markets
Premiums	25	167	525	1,963
Deposits	1,102	1,871	2,535	2,652
Other(a)	8	10	17	19
Premiums and deposits	1,135	2,048	3,077	4,634
Total
Premiums	446	528	1,317	2,804
Deposits	10,282	11,019	18,611	19,064
Other(a)	105	132	228	406
Premiums and deposits	$10,833	$11,679	$20,156	$22,274
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $744 million and $783 million for the three months ended June 30, 2025 and 2024, respectively, and $1.5 billion and $1.5 billion for the six months ended June 30, 2025 and 2024, respectively.
(c)Includes inflows related to in-plan mutual funds of $842 million and $790 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 billion and $1.6 billion for the six months ended June 30, 2025 and 2024, respectively.

Corebridge | Second Quarter 2025 Form 10-Q 92

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income. We believe that presenting net investment income on an APTOI basis is useful for gaining an understanding of the main drivers of investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net investment income (net income basis)	$3,338	$2,988	$6,527	$5,912
Net investment (income) on Fortitude Re funds withheld assets	(343)	(325)	(674)	(657)
Change in fair value of securities used to hedge guaranteed living benefits	(14)	(13)	(28)	(31)
Other adjustments	(8)	(11)	(16)	(17)
Derivative income recorded in net realized gains (losses)	77	77	149	138
Total adjustments	(288)	(272)	(569)	(567)
Net investment income (APTOI basis)	$3,050	$2,716	$5,958	$5,345
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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

(in millions)	June 30, 2025	December 31, 2024
Individual Retirement
AUM	$166,359	$160,126
AUA	—	—
Total Individual Retirement AUMA	166,359	160,126
Group Retirement
AUM	78,664	78,669
AUA	47,685	45,630
Total Group Retirement AUMA	126,349	124,299
Life Insurance
AUM	26,432	26,466
AUA	—	—
Total Life Insurance AUMA	26,432	26,466
Institutional Markets
AUM	51,804	48,112
AUA	46,212	45,000
Total Institutional Markets AUMA	98,016	93,112
Total AUMA	$417,156	$404,003

Corebridge | Second Quarter 2025 Form 10-Q 93

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
Base net investment spread means base yield less cost of funds, excluding the amortization of deferred sales inducement assets.
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Individual Retirement
Spread income	$749	$723	$1,447	$1,436
Fee income	303	308	611	615
Total Individual Retirement	1,052	1,031	2,058	2,051
Group Retirement
Spread income	171	191	363	391
Fee income	190	191	385	381
Total Group Retirement	361	382	748	772
Life Insurance
Underwriting margin	344	309	669	606
Total Life Insurance	344	309	669	606
Institutional Markets
Spread income	173	88	305	194
Fee income	16	15	31	31
Underwriting margin	13	20	34	38
Total Institutional Markets	202	123	370	263
Total
Spread income	1,093	1,002	2,115	2,021
Fee income	509	514	1,027	1,027
Underwriting margin	357	329	703	644
Total	$1,959	$1,845	$3,845	$3,692

Corebridge | Second Quarter 2025 Form 10-Q 94

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Individual Retirement
Base portfolio income	$1,506	$1,374	$2,965	$2,709
Variable investment income	79	31	106	35
Net investment income	1,585	1,405	3,071	2,744
Group Retirement
Base portfolio income	445	476	906	970
Variable investment income	24	11	48	12
Net investment income	469	487	954	982
Life Insurance
Base portfolio income	329	315	661	642
Variable investment income	6	7	10	6
Net investment income	335	322	671	648
Institutional Markets
Base portfolio income	565	484	1,117	973
Variable investment income	89	5	126	3
Net investment income	654	489	1,243	976
Total
Base portfolio income	2,845	2,649	5,649	5,294
Variable investment income	198	54	290	56
Net investment income (APTOI basis) - Insurance operations	$3,043	$2,703	$5,939	$5,350
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
The following table presents a summary of our Net Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Individual Retirement
Fixed Annuities	$1,154	$2,014	$1,245	$1,803
Fixed Index Annuities	1,584	1,102	2,446	2,027
Registered Index-Linked Annuities	492	—	755	—
Variable Annuities	(1,234)	(1,307)	(2,527)	(2,535)
Total Individual Retirement	1,996	1,809	1,919	1,295
Group Retirement	(1,833)	(1,874)	(3,669)	(3,765)
Total Net Flows	$163	$(65)	$(1,750)	$(2,470)

Corebridge | Second Quarter 2025 Form 10-Q 95

ITEM 2 Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and six months ended June 30, 2025 and 2024. For factors that relate primarily to a specific business, see “— Business Segment Operations.”

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenues:
Premiums	$464	$547	$1,353	$2,842
Policy fees	721	721	1,441	1,435
Net investment income	3,338	2,988	6,527	5,912
Net realized (losses)	(1,975)	(747)	(3,389)	(1,067)
Advisory fee and other income	196	201	402	424
Total revenues	2,744	3,710	6,334	9,546
Benefits and expenses:
Policyholder benefits	982	1,049	2,439	3,856
Change in the fair value of market risk benefits, net	(279)	25	106	(344)
Interest credited to policyholder account balances	1,486	1,274	2,903	2,473
Amortization of deferred policy acquisition costs and value of business acquired	275	260	550	527
Non-deferrable insurance commissions	152	146	308	289
Advisory fee expenses	64	71	134	139
General operating expenses	535	532	1,079	1,104
Interest expense	137	138	285	276
Net (gain) on divestitures	—	(241)	—	(246)
Total benefits and expenses	3,352	3,254	7,804	8,074
Income (loss) before income tax expense (benefit)	(608)	456	(1,470)	1,472
Income tax expense (benefit)	60	115	(145)	304
Net income (loss)	(668)	341	(1,325)	1,168
Less: Net (loss) attributable to noncontrolling interests	(8)	(24)	(1)	(75)
Net income (loss) attributable to Corebridge	$(660)	$365	$(1,324)	$1,243
The following table presents certain balance sheet data:.

(in millions, except per common share data)	June 30, 2025	December 31, 2024
Balance sheet data:
Total assets	$399,163	$389,397
Short-term and long-term debt	$9,456	$10,454
Debt of consolidated investment entities	$1,893	$1,938
Total Corebridge shareholders’ equity	$12,302	$11,462
Book value per common share	$22.65	$20.41
Adjusted book value per common share	$37.46	$39.80
Financial Highlights
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded a pre-tax loss of $608 million in the three months ended June 30, 2025 compared to pre-tax income of $456 million in the three months ended June 30, 2024. The change in pre-tax results was primarily due to:
•higher net realized losses of $1.2 billion primarily driven by higher losses on foreign exchange transactions, losses from derivatives, losses from index-linked interest credited embedded derivatives, net of related hedges, higher losses on the Fortitude Re balances including, the funds withheld embedded derivative and higher realized losses on sales of AFS securities including, a $250 million intent to sell realized loss recognized in 2025;
•Net gain of $241 million from the sale of AIG Life U.K. in 2024;

Corebridge | Second Quarter 2025 Form 10-Q 96

ITEM 2 Consolidated Results of Operations
•higher interest credited to policyholder account balances of $212 million primarily due to higher sales activity in fixed, fixed index and registered index-linked annuities and growing GIC business; and
•lower premiums of $83 million primarily on new pension risk transfer business.
Partially offset by:
•higher net investment income of $350 million primarily driven by higher base portfolio income and higher variable investment income;
•favorable change in the fair value of market risk benefits, net of $304 million primarily driven by higher equity market performance compared to the comparable period in the prior year; and
•lower policyholder benefits of $67 million primarily on new pension risk transfer business.
Income tax expense (benefit)
For the three months ended June 30, 2025, there was an income tax expense of $60 million on loss from operations, resulting in an effective tax rate on loss from operations of (9.9)%.
Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 Net Income Comparison
We recorded a pre-tax loss of $1.5 billion in the six months ended June 30, 2025 compared to pre-tax income of $1.5 billion in the six months ended June 30, 2024. The change in pre-tax results was primarily due to:
•higher net realized losses of $2.3 billion primarily driven by higher losses on foreign exchange transactions, losses from derivatives, losses from index-linked interest credited embedded derivatives, net of related hedges, higher losses on the Fortitude Re balances including, the funds withheld embedded derivative and higher realized losses on sales of AFS securities including, $203 million higher intent to sell realized losses;
•lower premiums of $1.5 billion primarily on new pension risk transfer business;
•unfavorable change in the fair value of market risk benefits, net of $450 million primarily driven by the impacts of relative changes in interest rates and lower equity market performance compared to the comparable period in the prior year;
•higher interest credited to policyholder account balances of $430 million primarily due to higher sales activity in fixed, fixed index and registered index-linked annuities and growing GIC business; and
•Net gain of $246 million from the sale of AIG Life U.K. in 2024.
Partially offset by:
•lower policyholder benefits of $1.4 billion primarily on new pension risk transfer business; and
•higher net investment income of $615 million primarily driven by higher base portfolio income and higher variable investment income.
Income tax expense (benefit)
For the six months ended June 30, 2025, there was an income tax benefit of $145 million on loss from operations, resulting in an effective tax rate on loss from operations of 9.9%.

Corebridge | Second Quarter 2025 Form 10-Q 97

ITEM 2 Consolidated Results of Operations
Adjusted pre-tax operating income
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Premiums	$464	$547	$1,353	$2,842
Policy fees	721	721	1,441	1,435
Net investment income	3,050	2,716	5,958	5,345
Net realized gains (losses)*	(11)	(9)	2	(17)
Advisory fee and other income	196	201	402	424
Total adjusted revenues	4,420	4,176	9,156	10,029
Policyholder benefits	986	1,052	2,412	3,862
Interest credited to policyholder account balances	1,475	1,266	2,881	2,455
Amortization of deferred policy acquisition costs	275	260	550	527
Non-deferrable insurance commissions	152	146	308	289
Advisory fee expenses	64	71	134	139
General operating expenses	405	419	851	877
Interest expense	129	127	269	259
Total benefits and expenses	3,486	3,341	7,405	8,408
Noncontrolling interests	8	24	1	75
Adjusted pre-tax operating income	$942	$859	$1,752	$1,696
*Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 APTOI Comparison
APTOI increased $83 million, primarily due to:
•higher net investment income of $334 million primarily driven by higher base portfolio income and higher variable investment income; and
•lower policyholder benefits of $66 million primarily on new pension risk transfer business.
Partially offset by:
•higher interest credited to policyholder account balances of $209 million primarily due to higher sales activity in fixed, fixed index and registered index-linked annuities and growing GIC business; and
•lower premiums of $83 million primarily on new pension risk transfer business.
Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 APTOI Comparison
APTOI increased $56 million, primarily due to:
•lower policyholder benefits of $1.5 billion primarily on new pension risk transfer business;
•higher net investment income of $613 million primarily driven by higher base portfolio income and higher variable investment income; and
•lower income attributable to noncontrolling interest of $74 million.
Partially offset by:
•lower premiums of $1.5 billion primarily on new pension risk transfer business; and
•higher interest credited to policyholder account balances of $426 million primarily due to higher sales activity in fixed, fixed index and registered index-linked annuities and growing GIC business.

Corebridge | Second Quarter 2025 Form 10-Q 98

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
•Institutional Markets – consists of SVW products, structured settlement and PRT annuities, GICs and Corporate Markets products that include corporate- and bank-owned life insurance (“COLI-BOLI”), private placement variable universal life and private placement variable annuities products.
•Corporate and Other – consists primarily of:
–corporate expenses not attributable to our other segments;
–interest expense on financial debt;
–results of our consolidated investment entities;
–institutional asset management business, which includes managing assets for non-consolidated affiliates; and
–results of our legacy insurance lines ceded to Fortitude Re.
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Individual Retirement	$623	$621	$1,177	$1,243
Group Retirement	182	195	377	395
Life Insurance	133	95	241	149
Institutional Markets	173	96	310	208
Corporate and Other	(168)	(148)	(355)	(296)
Consolidation and elimination	(1)	—	2	(3)
Adjusted pre-tax operating income	$942	$859	$1,752	$1,696

Corebridge | Second Quarter 2025 Form 10-Q 99

ITEM 2 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Adjusted Revenues:
Premiums	$44	$30	$71	$71
Policy fees	199	200	397	391
Net investment income:
Base portfolio income	1,506	1,374	2,965	2,709
Variable investment income	79	31	106	35
Net investment income	1,585	1,405	3,071	2,744
Advisory fee and other income*	104	108	214	224
Total adjusted revenues	1,932	1,743	3,753	3,430
Benefits and expenses:
Policyholder benefits	48	33	80	69
Interest credited to policyholder account balances	847	695	1,647	1,334
Amortization of deferred policy acquisition costs	166	152	330	301
Non-deferrable insurance commissions	102	94	208	184
Advisory fee expenses	33	38	70	73
General operating expenses	113	110	241	226
Total benefits and expenses	1,309	1,122	2,576	2,187
Adjusted pre-tax operating income	$623	$621	$1,177	$1,243
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
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Spread income(a)	$749	$723	$1,447	$1,436
Fee income	303	308	611	615
Policyholder benefits, net of premiums	(4)	(3)	(9)	2
Non-deferrable insurance commissions	(102)	(94)	(208)	(184)
Amortization of DAC and DSI	(177)	(165)	(353)	(327)
General operating expenses	(113)	(110)	(241)	(226)
Other(b)	(33)	(38)	(70)	(73)
Adjusted pre-tax operating income	$623	$621	$1,177	$1,243
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $11 million and $13 million for the three months ended June 30, 2025 and 2024, respectively, and $23 million and $26 million for the six months ended June 30, 2025 and 2024 respectively.
(b)Other represents advisory fee expenses.
Financial Highlights
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 APTOI Comparison
APTOI increased $2 million, primarily due to:
•higher spread income of $26 million primarily driven by an increase in variable investment income of $48 million due to improved private equity returns and higher yield enhancement income, partially offset by lower base spread income of $22 million primarily due to changes in short-term interest rates.
Partially offset by:
•higher amortization of DAC and DSI of $12 million due to growth in fixed and fixed index annuity business and registered index-linked annuity business; and
•higher non-deferrable insurance commissions of $8 million primarily due to continued growth in the fixed index annuity business.

Corebridge | Second Quarter 2025 Form 10-Q 100

ITEM 2 | Business Segment Operations
Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 APTOI Comparison
APTOI decreased $66 million, primarily due to:
•higher amortization of DAC and DSI of $26 million due to growth in fixed and fixed index annuity and registered index-linked annuity business;
•higher non-deferrable insurance commissions of $24 million primarily due to continued growth in the fixed index annuity; and
•higher general operating expenses of $15 million.
Partially offset by:
•higher spread income of $11 million primarily driven by an increase in variable investment income of $71 million due to improved private equity returns and higher yield enhancement income, partially offset by lower base spread income of $60 million primarily due to changes in short-term interest rates.
AUMA
The following table presents Individual Retirement AUMA by account type:

(in millions)	June 30, 2025	December 31, 2024
Assets under management and administration:
General account	$117,741	$111,308
Separate accounts	48,618	48,818
Total assets under management and administration	$166,359	$160,126

June 30, 2025 to December 31, 2024 AUMA Comparison
AUMA increased $6.2 billion driven by an increase of $6.4 billion in the general account partially offset by lower separate accounts asset values of $0.2 billion. The general account increased primarily due to positive general account net flows and lower interest rates resulting in unrealized gains from fixed maturities securities. The separate account decreased primarily due to outflows from separate accounts, partially offset by increases in the equity markets.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Spread income:
Base portfolio income	$1,506	$1,374	$2,965	$2,709
Interest credited to policyholder account balances	(836)	(682)	(1,624)	(1,308)
Base spread income	670	692	1,341	1,401
Variable investment income	79	31	106	35
Total spread income*	$749	$723	$1,447	$1,436
Fee income:
Policy fees	$199	$200	$397	$391
Advisory fees and other income	104	108	214	224
Total fee income	$303	$308	$611	$615
*Excludes amortization of DSI assets of $11 million and $13 million for the three months ended June 30, 2025 and 2024, respectively, and $23 million and $26 million for the six months ended June 30, 2025 and 2024, respectively.
The following table presents Individual Retirement net investment spread:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Individual Retirement base net investment spread:
Base yield*	5.13%	5.13%	5.12%	5.13%
Cost of funds	(3.14)	(2.86)	(3.11)	(2.78)
Individual Retirement base net investment spread	1.99%	2.27%	2.01%	2.35%
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

Corebridge | Second Quarter 2025 Form 10-Q 101

ITEM 2 | Business Segment Operations
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 Comparison and Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 Comparison
See “Financial Highlights.”
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Fixed annuities	$3,216	$4,132	$5,215	$6,744
Fixed index annuities	2,779	2,239	4,815	4,122
Registered index-linked annuities	492	—	755	—
Variable annuities	367	416	770	782
Total	$6,854	$6,787	$11,555	$11,648

Net Flows	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Fixed annuities	$1,154	$2,014	$1,245	$1,803
Fixed index annuities	1,584	1,102	2,446	2,027
Registered index-linked annuities	492	—	755	—
Variable annuities	(1,234)	(1,307)	(2,527)	(2,535)
Total	$1,996	$1,809	$1,919	$1,295
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 Comparison
Fixed Annuities Net inflows decreased by $860 million over the prior year, primarily due to lower premiums and deposits of $916 million and higher death benefits of $343 million, partially offset by lower surrenders and withdrawals of $399 million.
Fixed Index Annuities Net inflows increased by $482 million primarily due to higher premiums and deposits of $540 million, partially offset by higher surrenders and withdrawals of $53 million and higher death benefits of $4 million.
Registered Index-Linked Annuities Net inflows of $492 million due to the launch of the registered index-linked annuity in the fourth quarter of 2024.
Variable Annuities Net outflows decreased by $73 million primarily due to lower surrenders and withdrawals of $129 million, partially offset by lower premium and deposits of $49 million and higher death benefits of $7 million.
Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 Comparison
Fixed Annuities Net inflows decreased by $558 million over the prior year, primarily due to lower premiums and deposits of $1.5 billion and higher death benefits of $590 million, partially offset by lower surrenders and withdrawals of $1.6 billion.
Fixed Index Annuities Net inflows increased by $419 million primarily due to higher premiums and deposits of $693 million and lower death benefits of $4 million, partially offset by higher surrenders and withdrawals of $277 million.
Registered Index-Linked Annuities Net inflows of $755 million due to the launch of the registered index-linked annuity in the fourth quarter of 2024.
Variable Annuities Net outflows decreased by $8 million primarily due to lower surrenders and withdrawals of $17 million and lower death benefits of $3 million, partially offset by lower premium and deposits of $12 million.

Corebridge | Second Quarter 2025 Form 10-Q 102

ITEM 2 | Business Segment Operations
Surrenders
The following table presents Individual Retirement surrender rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed annuities	11.2%	15.3%	10.8%	17.8%
Fixed index annuities	8.5	9.4	8.7	8.7
Registered index-linked annuities	0.2	—	0.2	—
Variable annuities	9.8	10.3	10.1	9.9
The following table presents account values for fixed annuities, fixed index annuities, registered index-linked annuities and variable annuities by surrender charge category:

	June 30,				December 31,
	2025				2024
(in millions)	Fixed Annuities	Fixed Index Annuities	Registered Index-Linked Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Registered Index-Linked Annuities	Variable Annuities
No surrender charge	$17,396	$2,669	$—	$30,820	$18,450	$2,297	$—	$30,795
Greater than 0% - 2%	1,371	4,562	—	7,173	1,102	4,271	—	6,927
Greater than 2% - 4%	2,442	7,723	—	6,722	2,580	6,958	—	6,139
Greater than 4%	32,915	34,714	890	8,636	29,700	32,719	89	9,923
Non-surrenderable(a)	2,434	—	—	1,155	2,437	—	—	1,155
Total account value(b)	$56,558	$49,668	$890	$54,506	$54,269	$46,245	$89	$54,939
(a)    The non-surrenderable portion of variable annuities relates to funding agreements.
(b)    Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed annuities, the proportion of account value subject to surrender charge at June 30, 2025 increased compared to December 31, 2024 primarily due to growth in the business. For fixed index annuities, the proportion of account value subject to surrender charge at June 30, 2025 was slightly lower compared to December 31, 2024 due to the aging of the business. The proportion of account value with no surrender charge for variable annuities as of June 30, 2025 was slightly higher compared to December 31, 2024 due to aging of the business.

Corebridge | Second Quarter 2025 Form 10-Q 103

ITEM 2 | Business Segment Operations
Group Retirement
Group Retirement Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Adjusted Revenues:
Premiums	$—	$—	$4	$5
Policy fees	105	108	213	215
Net investment income:
Base portfolio income	445	476	906	970
Variable investment income	24	11	48	12
Net investment income	469	487	954	982
Advisory fee and other income*	85	83	172	166
Total adjusted revenues	659	678	1,343	1,368
Benefits and expenses:
Policyholder benefits	2	(2)	7	1
Interest credited to policyholder account balances	301	300	597	598
Amortization of deferred policy acquisition costs	21	21	43	42
Non-deferrable insurance commissions	30	30	60	59
Advisory fee expenses	30	32	63	65
General operating expenses	93	102	196	208
Total benefits and expenses	477	483	966	973
Adjusted pre-tax operating income	$182	$195	$377	$395
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
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Spread income(a)	$171	$191	$363	$391
Fee income(b)	190	191	385	381
Policyholder benefits, net of premiums	(2)	2	(3)	4
Non-deferrable insurance commissions	(30)	(30)	(60)	(59)
Amortization of DAC and DSI	(24)	(25)	(49)	(49)
General operating expenses	(93)	(102)	(196)	(208)
Other(c)	(30)	(32)	(63)	(65)
Adjusted pre-tax operating income	$182	$195	$377	$395
(a)Excludes amortization of DSI assets of $3 million and $4 million for the three months ended June 30, 2025 and 2024, respectively, and $6 million and $7 million for the six months ended June 30, 2025 and 2024, respectively.
(b)Fee income represents policy fee and advisory fee and other income.
(c)Other consists of advisory fee expenses.
Financial Highlights
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 APTOI Comparison
APTOI decreased $13 million, primarily due to:
•lower spread income of $20 million due to lower base spread income of $33 million reflecting lower base portfolio income, partially offset by higher variable investment income of $13 million primarily driven by higher yield enhancement investment income.
Partially offset by:
•lower general operating expenses of $9 million.

Corebridge | Second Quarter 2025 Form 10-Q 104

ITEM 2 | Business Segment Operations
Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 APTOI Comparison
APTOI decreased $18 million, primarily due to:
•lower spread income of $28 million due to lower base spread income of $64 million reflecting lower base portfolio income, partially offset by higher variable investment income of $36 million primarily driven by higher alternative investment income.
Partially offset by:
•lower general operating expenses of $12 million.
AUMA
The following table presents Group Retirement AUMA by product:

(in millions)	June 30, 2025	December 31, 2024
AUMA by asset type:
In-plan spread based	$21,900	$22,330
In-plan fee based	59,781	57,961
Total in-plan AUMA(a)	81,681	80,291
Out-of-plan proprietary - General Account	16,880	16,765
Out-of-plan proprietary - Separate Accounts	11,008	11,116
Total out-of-plan proprietary annuities	27,888	27,881
Advisory and brokerage assets	16,780	16,127
Total out-of-plan AUMA(b)	44,668	44,008
Total AUMA	$126,349	$124,299
(a)Includes $13.6 billion of AUMA at June 30, 2025 and $13.1 billion of AUMA at December 31, 2024 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)    Includes $14.0 billion of AUMA at June 30, 2025 and $13.4 billion of AUMA at December 31, 2024 that is associated with our out-of-plan investment advisory service that we offer to participants at an additional fee.
June 30, 2025 to December 31, 2024 AUMA Comparison
In-plan assets increased by $1.4 billion, driven by a $1.8 billion increase of fee based assets due to higher equity markets, partially offset by negative net flows. Out-of-plan assets increased by $660 million, driven by a $653 million increase in advisory and brokerage assets, primarily due to higher equity markets.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Spread income:
Base portfolio income	$445	$476	$906	$970
Interest credited to policyholder account balances	(298)	(296)	(591)	(591)
Base spread income	147	180	315	379
Variable investment income	24	11	48	12
Total spread income*	$171	$191	$363	$391
Fee income:
Policy fees	$105	$108	$213	$215
Advisory fees and other income	85	83	172	166
Total fee income	$190	$191	$385	$381
*Excludes amortization of DSI assets of $3 million and $4 million for the three months ended June 30, 2025 and 2024, respectively, and $6 million and $7 million for the six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Base net investment spread:
Base yield*	4.26%	4.28%	4.32%	4.35%
Cost of funds	(3.09)	(2.95)	(3.07)	(2.92)
Base net investment spread	1.17%	1.33%	1.25%	1.43%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.

Corebridge | Second Quarter 2025 Form 10-Q 105

ITEM 2 | Business Segment Operations
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 Comparison and Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 Comparison
See “Financial Highlights.”
Premiums and Deposits and Net Flows
For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities while deposits represent sales on investment-oriented products.
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

Premiums and Deposits and Net Flows	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
In-plan(a)(b)	$1,272	$1,261	$2,521	$2,511
Out-of-plan proprietary variable annuity	150	163	328	316
Out-of-plan proprietary fixed and index annuities	554	574	951	1,225
Premiums and deposits(c)	$1,976	$1,998	$3,800	$4,052
Net Flows	$(1,833)	$(1,874)	$(3,669)	$(3,765)
(a)In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)Includes inflows related to in-plan mutual funds of $842 million and $790 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 billion and $1.6 billion for the six months ended June 30, 2025 and 2024, respectively.
(c)Excludes client deposits into advisory and brokerage accounts of $744 million and $783 million for the three months ended June 30, 2025 and 2024, respectively, and $1.5 billion and $1.5 billion for the six months ended June 30, 2025 and 2024, respectively.
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 Comparison
Net flows remained negative and improved by $41 million primarily due to a decrease in surrenders and withdrawals of $44 million in both in-plan and out-of-plan annuities.
Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 Comparison
Net flows remained negative and improved by $96 million primarily due to a decrease in surrenders and withdrawals of $329 million in both in-plan and out-of-plan annuities, partially offset by a decrease in deposits of $252 million.
Surrenders
The following table presents Group Retirement surrender rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Surrender rates	13.2%	13.1%	12.9%	13.4%
The following table presents account value for Group Retirement annuities by surrender charge category:

	June 30,	December 31,
(in millions)	2025	2024
No surrender charge(a)	$69,152	$69,208
Greater than 0% - 2%	1,486	1,421
Greater than 2% - 4%	1,345	1,472
Greater than 4%	6,806	6,748
Non-surrenderable	371	263
Total account value(b)(c)	$79,160	$79,112
(a)Group Retirement amounts in this category include account values in the general account of approximately $3.6 billion and $3.7 billion at June 30, 2025 and December 31, 2024, respectively, which are subject to 20% percent annual withdrawal limitations at the participant level and account values in the general account of $4.8 billion, and $4.9 billion at June 30, 2025 and December 31, 2024, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(b)Excludes mutual fund assets under administration of $30.9 billion and $29.5 billion at June 30, 2025 and December 31, 2024, respectively.
(c)Includes payout Immediate Annuities and funding agreements.

Corebridge | Second Quarter 2025 Form 10-Q 106

ITEM 2 | Business Segment Operations
June 30, 2025 to December 31, 2024 Comparison
Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges. At June 30, 2025, Group Retirement annuity account values with no surrender charge decreased compared to December 31, 2024 primarily due to negative net flows, partially offset by an increase in assets under management driven by higher equity markets.
Life Insurance
Life Insurance Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Adjusted Revenues:
Premiums	$377	$331	$717	$765
Policy fees	366	366	730	734
Net investment income:
Base portfolio income	329	315	661	642
Variable investment income	6	7	10	6
Net investment income	335	322	671	648
Other income	—	1	1	1
Total adjusted revenues	1,078	1,020	2,119	2,148
Benefits and expenses:
Policyholder benefits	650	627	1,286	1,375
Interest credited to policyholder account balances	84	84	164	167
Amortization of deferred policy acquisition costs	84	84	169	178
Non-deferrable insurance commissions	15	16	29	35
Advisory fee expenses	1	1	1	1
General operating expenses	111	113	229	243
Total benefits and expenses	945	925	1,878	1,999
Adjusted pre-tax operating income	$133	$95	$241	$149
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Underwriting margin(a)	$344	$309	$669	$606
General operating expenses	(111)	(113)	(229)	(243)
Non-deferrable insurance commissions	(15)	(16)	(29)	(35)
Amortization of DAC	(84)	(84)	(169)	(178)
Other(b)	(1)	(1)	(1)	(1)
Adjusted pre-tax operating income	$133	$95	$241	$149
(a)Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances.
(b)Other primarily represents advisory fee expenses.
Financial Highlights
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 APTOI Comparison
APTOI increased $38 million, primarily due to:
•favorable underwriting margin of $35 million, driven by higher base portfolio income and favorable mortality in the current period.

Corebridge | Second Quarter 2025 Form 10-Q 107

ITEM 2 | Business Segment Operations
Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 APTOI Comparison
Reported APTOI reflects the results of AIG Life U.K. until March 31, 2024.
APTOI increased $92 million, primarily due to:
•favorable domestic underwriting margin of $96 million, driven by higher net investment income and favorable mortality in the current period, and unfavorable one-time reinsurance adjustments in the prior year.
AUMA
The following table presents Life Insurance AUMA:

(in millions)	June 30, 2025	December 31, 2024
Total AUMA	$26,432	$26,466
June 30, 2025 to December 31, 2024 AUMA Comparison
AUMA decreased $34 million in the six months ended June 30, 2025 compared to the prior year-end primarily due to interest rate movements.
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Premiums	$377	$331	$717	$765
Policy fees	366	366	730	734
Net investment income	335	322	671	648
Other income	—	1	1	1
Policyholder benefits	(650)	(627)	(1,286)	(1,375)
Interest credited to policyholder account balances	(84)	(84)	(164)	(167)
Underwriting margin	$344	$309	$669	$606
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 Comparison and Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 Comparison
See “Financial Highlights.”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Traditional Life	$475	$458	$934	$919
Universal Life	393	388	790	781
Total U.S.	868	846	1,724	1,700
International	—	—	—	240
Premiums and deposits	$868	$846	$1,724	$1,940
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 Comparison
Premiums and deposits increased $22 million for the three months ended June 30, 2025 compared to the prior year, primarily due to increased Traditional Life sales.
Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 Comparison
Premiums and deposits decreased $216 million for the six months ended June 30, 2025 compared to the prior year, reflecting the sale of AIG Life U.K. on April 8, 2024.

Corebridge | Second Quarter 2025 Form 10-Q 108

ITEM 2 | Business Segment Operations
Institutional Markets
Institutional Markets Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Adjusted Revenues:
Premiums	$25	$167	$525	$1,963
Policy fees	51	47	101	95
Net investment income:
Base portfolio income	565	484	1,117	973
Variable investment income	89	5	126	3
Net investment income	654	489	1,243	976
Other income	1	1	2	2
Total adjusted revenues	731	704	1,871	3,036
Benefits and expenses:
Policyholder benefits	286	394	1,028	2,417
Interest credited to policyholder account balances	243	187	473	356
Amortization of deferred policy acquisition costs	4	3	8	6
Non-deferrable insurance commissions	5	5	10	10
General operating expenses	20	19	42	39
Total benefits and expenses	558	608	1,561	2,828
Adjusted pre-tax operating income	$173	$96	$310	$208
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Spread income(a)	$173	$88	$305	$194
Fee income(b)	16	15	31	31
Underwriting margin(c)	13	20	34	38
Non-deferrable insurance commissions	(5)	(5)	(10)	(10)
General operating expenses	(20)	(19)	(42)	(39)
Other	(4)	(3)	(8)	(6)
Adjusted pre-tax operating income	$173	$96	$310	$208
(a)Represents spread income on GIC, PRT and structured settlement products.
(b)Represents fee income on SVW products.
(c)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Financial Highlights
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 APTOI Comparison
APTOI increased $77 million, primarily due to:
•higher spread income of $85 million driven by $83 million higher variable investment income from private equity investments.
Partially offset by:
•lower underwriting margin of $7 million driven by higher policyholder benefits.
Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 APTOI Comparison
APTOI increased $102 million, primarily due to:
•higher spread income of $111 million driven by $121 million higher variable investment income from private equity investments.
Partially offset by:
•lower underwriting margin of $4 million driven by $8 million higher policyholder benefits and other activity, partially offset by $6 million higher policy fees.

Corebridge | Second Quarter 2025 Form 10-Q 109

ITEM 2 | Business Segment Operations
AUMA
The following table presents Institutional Markets AUMA:

(in millions)	June 30, 2025	December 31, 2024
SVW (AUA)	$46,212	$45,000
GIC, PRT and Structured settlements (AUM)	44,465	40,722
All other (AUM)	7,339	7,390
Total AUMA	$98,016	$93,112
June 30, 2025 to December 31, 2024 AUMA Comparison
AUMA increased $4.9 billion, primarily due to premiums and deposits of PRT and GIC products of $3.1 billion, investment performance and other activity of $2.7 billion and net inflows of $0.4 billion from SVW products, partially offset by benefit payments on the GIC, PRT and structured settlement products of $1.3 billion.
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Premiums	$34	$175	$542	$1,980
Net investment income	617	451	1,168	900
Policyholder benefits	(262)	(378)	(987)	(2,384)
Interest credited to policyholder account balances	(216)	(160)	(418)	(302)
Total spread income(a)	$173	$88	$305	$194
SVW fees	$16	$15	$31	$31
Total fee income	$16	$15	$31	$31
Premiums	$(9)	$(8)	$(17)	$(17)
Policy fees (excluding SVW)	35	32	70	64
Net investment income	37	38	75	76
Other income	1	1	2	2
Policyholder benefits	(24)	(16)	(41)	(33)
Interest credited to policyholder account balances	(27)	(27)	(55)	(54)
Total underwriting margin(b)	$13	$20	$34	$38
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 Comparison and Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 Comparison
See “Financial Highlights.”
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
PRT	$—	$127	$469	$1,894
GICs	1,024	1,791	2,349	2,391
Other*	111	130	259	349
Premiums and deposits	$1,135	$2,048	$3,077	$4,634
*Other principally consists of structured settlements and Corporate Markets products.

Corebridge | Second Quarter 2025 Form 10-Q 110

ITEM 2 | Business Segment Operations
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 Comparison
Premiums and deposits decreased compared to the prior year period by $913 million, primarily due to lower deposits on new GICs of $767 million and lower premiums on new PRT business of $127 million.
Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 Comparison
Premiums and deposits decreased compared to the prior year period by $1.6 billion, primarily due to lower premiums on new PRT business of $1.4 billion and lower deposits on new GICs of $42 million.
Corporate and Other
Corporate and Other primarily consists of interest expense on financial debt, parent expenses not attributable to other segments, institutional asset management business, which includes managing assets for non-consolidated affiliates, results of our consolidated investment entities, results of our legacy insurance lines ceded to Fortitude Re and intercompany eliminations.
Corporate and Other Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Adjusted Revenues:
Premiums(a)	$18	$19	$36	$38
Net investment income	18	18	34	8
Net realized gains (losses) on real estate investments	(11)	(9)	2	(17)
Other income	6	8	13	31
Total adjusted revenues	31	36	85	60
Benefits and expenses:
Policyholder benefits	—	—	11	—
Non-deferrable insurance commissions	—	1	1	1
General operating expenses:
Corporate and other	56	60	118	126
Asset management(b)	13	15	27	35
Total general operating expenses	69	75	145	161
Interest expense:
Corporate	114	107	239	214
Asset management and other	24	25	45	55
Total interest expense	138	132	284	269
Total benefits and expenses	207	208	441	431
Noncontrolling interest(c)	8	24	1	75
Adjusted pre-tax operating loss before consolidation and eliminations	(168)	(148)	(355)	(296)
Consolidations and eliminations	(1)	—	2	(3)
Adjusted pre-tax operating (loss)	$(169)	$(148)	$(353)	$(299)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Corporate expenses	$(32)	$(37)	$(67)	$(76)
Interest expense on financial debt	(114)	(107)	(239)	(214)
Asset management	—	2	(3)	16
Consolidated investment entities	—	2	3	1
Other	(23)	(8)	(47)	(26)
Adjusted pre-tax operating (loss)	$(169)	$(148)	$(353)	$(299)

Corebridge | Second Quarter 2025 Form 10-Q 111

ITEM 2 | Business Segment Operations
Financial Highlights
Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024 APTOI Comparison
Adjusted pre-tax operating loss increased $21 million primarily due to:
•higher losses from Other sources of earnings of $15 million.
Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024 APTOI Comparison
Adjusted pre-tax operating loss increased $54 million primarily due to:
•higher interest expense of $25 million driven by new debt issuances in the third and fourth quarter of 2024 in anticipation of debt maturities in April and July 2025;
•lower asset management income of $19 million driven by lower income from legacy investments; and
•higher losses from Other sources of earnings of $21 million.

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector, issuer and geographic perspectives. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At June 30, 2025, of $227.4 billion of invested assets supporting our insurance operating companies, approximately 46% were in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 33% of our fixed income securities, and 99% were investment grade. At December 31, 2024, of $216.4 billion of invested assets supporting our insurance operating companies, approximately 45% were in corporate debt securities. MBS, ABS and CLOs represent 34% of our fixed income securities and 99% were investment grade.
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
As of June 30, 2025, Blackstone managed $70.2 billion in book value of assets in our investment portfolio.

Corebridge | Second Quarter 2025 Form 10-Q 112

ITEM 2 | Investments
Under the investment management agreements with BlackRock and its investment advisory affiliates, as of June 30, 2025, BlackRock managed approximately $89.7 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management. The investment management agreements with BlackRock provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance. The investment management agreements contain detailed investment guidelines and reporting requirements.
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

Corebridge | Second Quarter 2025 Form 10-Q 113

ITEM 2 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
June 30, 2025
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,035	$243	$1,278
Obligations of states, municipalities and political subdivisions	3,961	566	4,527
Non-U.S. governments	4,088	214	4,302
Corporate debt	103,470	10,330	113,800
Mortgage-backed, asset-backed and collateralized:
RMBS	15,534	483	16,017
CMBS	9,227	342	9,569
CLO	9,123	126	9,249
ABS	20,343	560	20,903
Total mortgage-backed, asset-backed and collateralized	54,227	1,511	55,738
Total bonds available-for-sale	166,781	12,864	179,645
Other bond securities	439	4,940	5,379
Total fixed maturities	167,220	17,804	185,024
Equity securities	911	—	911
Mortgage and other loans receivable:
Residential mortgages	12,903	—	12,903
Commercial mortgages	33,834	2,961	36,795
Life insurance policy loans	1,399	310	1,709
Commercial loans, other loans and notes receivable	2,801	126	2,927
Total mortgage and other loans receivable(a)	50,937	3,397	54,334
Other invested assets(b)	8,002	1,945	9,947
Short-term investments	3,488	323	3,811
Total(c)	$230,558	$23,469	$254,027
December 31, 2024
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,127	$241	$1,368
Obligations of states, municipalities and political subdivisions	4,085	576	4,661
Non-U.S. governments	3,670	234	3,904
Corporate debt	95,943	10,535	106,478
Mortgage-backed, asset-backed and collateralized:
RMBS	15,274	510	15,784
CMBS	9,127	450	9,577
CLO	9,985	133	10,118
ABS	18,375	575	18,950
Total mortgage-backed, asset-backed and collateralized	52,761	1,668	54,429
Total bonds available-for-sale	157,586	13,254	170,840
Other bond securities	348	4,914	5,262
Total fixed maturities	157,934	18,168	176,102
Equity securities	56	—	56
Mortgage and other loans receivable:
Residential mortgages	12,671	—	12,671
Commercial mortgages	32,094	3,075	35,169
Life insurance policy loans	1,411	315	1,726
Commercial loans, other loans and notes receivable	3,053	149	3,202
Total mortgage and other loans receivable(a)	49,229	3,539	52,768
Other invested assets(b)	7,800	2,051	9,851
Short-term investments	4,707	274	4,981
Total(c)	$219,726	$24,032	$243,758
(a)Net of total allowance for credit losses for $719 million and $771 million at June 30, 2025 and December 31, 2024, respectively.
(b)Other invested assets, excluding Fortitude Re funds withheld assets, include $6.2 billion and $5.8 billion of private equity funds as of June 30, 2025 and December 31, 2024, respectively, which are generally reported on a one-quarter lag.
(c)Includes the consolidation of approximately $4.8 billion and $4.9 billion of consolidated investment entities at June 30, 2025 and December 31, 2024, respectively.

Corebridge | Second Quarter 2025 Form 10-Q 114

ITEM 2 | Investments
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	June 30, 2025	December 31, 2024
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,035	$1,127
Obligations of states, municipalities and political subdivisions	3,961	4,085
Non-U.S. governments	4,089	3,669
Corporate debt
Public credit	81,952	75,491
Private credit	22,117	20,802
Total corporate debt	104,069	96,293
Mortgage-backed, asset-backed and collateralized:
RMBS	16,060	15,754
CMBS	9,227	9,127
CLO	9,071	9,933
ABS	20,343	18,374
Total mortgage-backed, asset-backed and collateralized	54,701	53,188
Total bonds available-for-sale	167,855	158,362
Other bond securities	404	312
Total fixed maturities	168,259	158,674
Equity securities	911	53
Mortgage and other loans receivable:
Residential mortgages	11,427	11,128
Commercial mortgages	34,373	32,660
Commercial loans, other loans and notes receivable	2,863	3,133
Total mortgage and other loans receivable(a)(b)	48,663	46,921
Other invested assets
Hedge funds	104	132
Private equity(c)	5,938	5,540
Real estate investments	66	313
Other invested assets - All other	331	308
Total other invested assets	6,439	6,293
Short-term investments	3,140	4,428
Total(d)	$227,412	$216,369
(a)Does not reflect allowance for credit loss on mortgage loans of $670 million and $710 million at June 30, 2025 and December 31, 2024, respectively.
(b)Does not reflect policy loans of $1.4 billion and $1.4 billion at June 30, 2025 and December 31, 2024, respectively.
(c)Private equity funds are generally reported on a one-quarter lag.
(d)Excludes approximately $4.8 billion and $4.9 billion of consolidated investment entities as well as $2.4 billion and $2.3 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at June 30, 2025 and December 31, 2024, respectively.
Credit Ratings
At June 30, 2025, nearly all our fixed maturity securities were held by our U.S. entities and 93% of these securities were rated investment grade by one or more of the principal rating agencies.
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

Corebridge | Second Quarter 2025 Form 10-Q 115

ITEM 2 | Investments
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of June 30, 2025 and December 31, 2024, 94% and 95%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 94% and 95% investment grade as of June 30, 2025 and December 31, 2024, respectively. The remaining below investment grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
June 30, 2025
Other fixed maturity securities	$48,085	$55,832	$103,917	$5,375	$2,781	$471	$101	$8,728	$112,645
Mortgage-backed, asset-backed and collateralized	45,194	8,656	53,850	377	178	59	17	631	54,481
Total(b)	$93,279	$64,488	$157,767	$5,752	$2,959	$530	$118	$9,359	$167,126
Fortitude Re funds withheld assets									$17,804
Total fixed maturities									$184,930
December 31, 2024
Other fixed maturity securities	$46,274	$51,348	$97,622	$4,151	$2,499	$524	$73	$7,247	$104,869
Mortgage-backed, asset-backed and collateralized	44,725	7,617	52,342	371	172	69	17	629	52,971
Total(b)	$90,999	$58,965	$149,964	$4,522	$2,671	$593	$90	$7,876	$157,840
Fortitude Re funds withheld assets									$18,168
Total fixed maturities									$176,008
(a)Includes $0 million and $1 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of June 30, 2025 and $2 million and $1 million of NAIC 4 and 5 securities, respectively, as of December 31, 2024. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $94 million and $94 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2025 and December 31, 2024, respectively.

Corebridge | Second Quarter 2025 Form 10-Q 116

ITEM 2 | Investments
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	June 30, 2025	December 31, 2024
NAIC 1	$93,803	$91,475
NAIC 2	65,095	59,320
NAIC 3	5,755	4,525
NAIC 4	2,959	2,671
NAIC 5 and 6	647	683
Total*	$168,259	$158,674
*    Excludes approximately $61 million and $61 million of consolidated investment entities and $1.1 billion and $800 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at June 30, 2025 and December 31, 2024, respectively.
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
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
June 30, 2025
Other fixed maturity securities	$48,852	$55,499	$104,351	$4,918	$2,647	$729	$8,294	$112,645
Mortgage-backed, asset-backed and collateralized	42,093	9,306	51,399	509	335	2,238	3,082	54,481
Total(c)	$90,945	$64,805	$155,750	$5,427	$2,982	$2,967	$11,376	$167,126
Fortitude Re funds withheld assets								$17,804
Total fixed maturities								$184,930
December 31, 2024
Other fixed maturity securities	$46,770	$50,941	$97,711	$4,058	$2,538	$562	$7,158	$104,869
Mortgage-backed, asset-backed and collateralized	41,521	8,358	49,879	427	371	2,294	3,092	52,971
Total(c)	$88,291	$59,299	$147,590	$4,485	$2,909	$2,856	$10,250	$157,840
Fortitude Re funds withheld assets								$18,168
Total fixed maturities								$176,008
(a)Includes $2.3 billion and $1.5 billion at June 30, 2025 and December 31, 2024, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)Includes $1 million of consolidated CLOs as of June 30, 2025 and $3 million as of December 31, 2024. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c)Excludes $94 million and $94 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2025 and December 31, 2024, respectively.

Corebridge | Second Quarter 2025 Form 10-Q 117

ITEM 2 | Investments
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
June 30, 2025
Other fixed maturity securities	$48,851	$56,100	$104,951	$4,918	$2,646	$728	$8,292	$113,243
Mortgage-backed, asset-backed and collateralized	42,605	9,321	51,926	514	336	2,240	3,090	55,016
Total fixed maturities*	$91,456	$65,421	$156,877	$5,432	$2,982	$2,968	$11,382	$168,259
December 31, 2024
Other fixed maturity securities	$46,770	$51,291	$98,061	$4,055	$2,537	$561	$7,153	$105,214
Mortgage-backed, asset-backed and collateralized	41,985	8,375	50,360	433	373	2,294	3,100	53,460
Total fixed maturities*	$88,755	$59,666	$148,421	$4,488	$2,910	$2,855	$10,253	$158,674
*    Excludes approximately $61 million and $61 million of consolidated investment entities and $1.1 billion and $800 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at June 30, 2025 and December 31, 2024, respectively.
For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk” in the 2024 Form 10-K.
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Rating:
Other fixed maturity securities*
AAA	$1,311	$1,472	$—	$—	$1,311	$1,472
AA	22,110	21,297	30	16	22,140	21,313
A	25,400	23,985	1	—	25,401	23,985
BBB	55,448	50,924	51	17	55,499	50,941
Below investment grade	8,089	7,143	9	9	8,098	7,152
Non-rated	196	4	—	2	196	6
Total	$112,554	$104,825	$91	$44	$112,645	$104,869
Mortgage-backed, asset-backed and collateralized
AAA	$10,617	$10,679	$11	$12	$10,628	$10,691
AA	23,117	23,053	79	74	23,196	23,127
A	8,147	7,599	122	104	8,269	7,703
BBB	9,244	8,306	62	52	9,306	8,358
Below investment grade	3,048	3,070	33	21	3,081	3,091
Non-rated	54	54	41	41	95	95
Total	$54,227	$52,761	$348	$304	$54,575	$53,065
Total
AAA	$11,928	$12,151	$11	$12	$11,939	$12,163
AA	45,227	44,350	109	90	45,336	44,440
A	33,547	31,584	123	104	33,670	31,688
BBB	64,692	59,230	113	69	64,805	59,299
Below investment grade	11,137	10,213	42	30	11,179	10,243
Non-rated	250	58	41	43	291	101
Total	$166,781	$157,586	$439	$348	$167,220	$157,934

Corebridge | Second Quarter 2025 Form 10-Q 118

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Rating:
Other fixed maturity securities*
AAA	$336	$342	$22	$21	$358	$363
AA	3,120	3,128	1,106	1,092	4,226	4,220
A	3,286	3,217	138	142	3,424	3,359
BBB	4,258	4,513	1,529	1,461	5,787	5,974
Below investment grade	353	386	367	421	720	807
Non-rated	—	—	4	4	4	4
Total	$11,353	$11,586	$3,166	$3,141	$14,519	$14,727
Mortgage-backed, asset-backed and collateralized
AAA	$93	$117	$84	$80	$177	$197
AA	665	740	619	691	1,284	1,431
A	154	171	272	217	426	388
BBB	304	326	736	718	1,040	1,044
Below investment grade	295	314	62	66	357	380
Non-rated	—	—	1	1	1	1
Total	$1,511	$1,668	$1,774	$1,773	$3,285	$3,441
Total
AAA	$429	$459	$106	$101	$535	$560
AA	3,785	3,868	1,725	1,783	5,510	5,651
A	3,440	3,388	410	359	3,850	3,747
BBB	4,562	4,839	2,265	2,179	6,827	7,018
Below investment grade	648	700	429	487	1,077	1,187
Non-rated	—	—	5	5	5	5
Total	$12,864	$13,254	$4,940	$4,914	$17,804	$18,168

Corebridge | Second Quarter 2025 Form 10-Q 119

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Rating:
Other fixed maturity securities*
AAA	$1,647	$1,814	$22	$21	$1,669	$1,835
AA	25,230	24,425	1,136	1,108	26,366	25,533
A	28,686	27,202	139	142	28,825	27,344
BBB	59,706	55,437	1,580	1,478	61,286	56,915
Below investment grade	8,442	7,529	376	430	8,818	7,959
Non-rated	196	4	4	6	200	10
Total	$123,907	$116,411	$3,257	$3,185	$127,164	$119,596
Mortgage-backed, asset-backed and collateralized
AAA	$10,710	$10,796	$95	$92	$10,805	$10,888
AA	23,782	23,793	698	765	24,480	24,558
A	8,301	7,770	394	321	8,695	8,091
BBB	9,548	8,632	798	770	10,346	9,402
Below investment grade	3,343	3,384	95	87	3,438	3,471
Non-rated	54	54	42	42	96	96
Total	$55,738	$54,429	$2,122	$2,077	$57,860	$56,506
Total
AAA	$12,357	$12,610	$117	$113	$12,474	$12,723
AA	49,012	48,218	1,834	1,873	50,846	50,091
A	36,987	34,972	533	463	37,520	35,435
BBB	69,254	64,069	2,378	2,248	71,632	66,317
Below investment grade	11,785	10,913	471	517	12,256	11,430
Non-rated	250	58	46	48	296	106
Total	$179,645	$170,840	$5,379	$5,262	$185,024	$176,102
*Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	June 30, 2025			December 31, 2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Chile	$449	$21	$470	$425	$13	$438
France	409	18	427	262	18	280
Indonesia	301	31	332	322	30	352
Mexico	289	26	315	268	17	285
United Arab Emirates	207	1	208	205	1	206
Saudi Arabia	189	19	208	189	18	207
Qatar	184	35	219	191	41	232
Peru	173	13	186	140	4	144
Colombia	164	25	189	148	25	173
Panama	143	17	160	132	18	150
Other	1,581	78	1,659	1,389	75	1,464
Total*	$4,089	$284	$4,373	$3,671	$260	$3,931
*Includes bonds available-for-sale and other bond securities.

Corebridge | Second Quarter 2025 Form 10-Q 120

ITEM 2 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	June 30, 2025			December 31, 2024
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$29,887	$2,165	$32,052	$27,043	$2,199	$29,242
Utilities	16,076	2,277	18,353	14,815	2,327	17,142
Communications	6,254	588	6,842	5,757	593	6,350
Consumer noncyclical	11,374	1,216	12,590	11,553	1,247	12,800
Capital goods	4,021	358	4,379	3,767	360	4,127
Energy	9,424	903	10,327	9,238	929	10,167
Consumer cyclical	6,083	415	6,498	5,464	440	5,904
Basic materials	4,092	249	4,341	3,568	279	3,847
Other	16,259	2,159	18,418	14,738	2,161	16,899
Total*	$103,470	$10,330	$113,800	$95,943	$10,535	$106,478
*    93% and 93% of investments were rated investment grade at June 30, 2025 and December 31, 2024, respectively.

Corebridge | Second Quarter 2025 Form 10-Q 121

ITEM 2 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	June 30, 2025		December 31, 2024
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$3,909	26%	$3,683	25%
AAA	5		5
AA	3,904		3,678
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	3,148	20%	3,349	22%
AAA	875		975
AA	713		707
A	51		72
BBB	46		59
Below investment grade	1,463		1,536
Non-rated	—		—
Sub-prime RMBS	997	6%	1,042	7%
AAA	22		7
AA	56		74
A	82		87
BBB	26		28
Below investment grade	811		846
Non-rated	—		—
Prime non-agency	3,213	21%	3,272	21%
AAA	1,858		1,784
AA	808		823
A	344		299
BBB	107		258
Below investment grade	95		107
Non-rated	1		1
Other housing related	4,267	27%	3,928	25%
AAA	2,887		2,694
AA	750		628
A	467		397
BBB	151		197
Below investment grade	12		12
Non-rated	—		—
Total RMBS excluding Fortitude Re funds withheld assets	15,534	100%	15,274	100%
Total RMBS Fortitude Re funds withheld assets	483		510
Total RMBS*	$16,017		$15,784
*    Includes $2.3 billion and $1.5 billion at June 30, 2025 and December 31, 2024, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | Second Quarter 2025 Form 10-Q 122

ITEM 2 | Investments
Investments in CMBS
The following table presents our CMBS available-for-sale securities:

	June 30, 2025		December 31, 2024
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$8,193	89%	$8,098	88%
AAA	2,955		3,143
AA	2,865		3,087
A	853		774
BBB	1,087		740
Below investment grade	433		354
Non-rated	—		—
Agency	878	9%	871	10%
AAA	3		3
AA	875		868
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Other	156	2%	158	2%
AAA	47		42
AA	4		4
A	17		15
BBB	88		97
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	9,227	100%	9,127	100%
Total Fortitude Re funds withheld assets	342		450
Total	$9,569		$9,577
The fair value of CMBS holdings increased slightly during the six months ended June 30, 2025. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination.

Corebridge | Second Quarter 2025 Form 10-Q 123

ITEM 2 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available-for-sale securities by collateral type:

	June 30, 2025		December 31, 2024
(dollars in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$9,122	31%	$9,983	35%
AAA	1,210		1,435
AA	4,027		4,929
A	2,463		2,548
BBB	1,367		1,008
Below investment grade	2		10
Non-rated	53		53
CDO - other	1	—%	2	—%
AAA	—		—
AA	—		—
A	—		—
BBB	—		—
Below investment grade	1		2
Non-rated	—		—
ABS	20,343	69%	18,375	65%
AAA	755		593
AA	9,115		8,252
A	3,870		3,407
BBB	6,372		5,919
Below investment grade	231		204
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	29,466	100%	28,360	100%
Total Fortitude Re funds withheld assets	686		708
Total	$30,152		$29,068
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2025	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$15,407	$501	1,221	$1,191	$337	93	$21	$11	—	$16,619	$849	1,314
7-11 months	10,132	423	896	1,441	473	98	—	—	—	11,573	896	994
12 months or more	51,092	4,626	5,404	27,416	9,012	2,285	273	147	19	78,781	13,785	7,708
Total	76,631	5,550	7,521	30,048	9,822	2,476	294	158	19	106,973	15,530	10,016
Below investment grade bonds
0-6 months	1,266	26	239	23	6	11	2	2	6	1,291	34	256
7-11 months	914	34	161	69	22	10	21	16	1	1,004	72	172
12 months or more	2,723	181	603	511	153	98	12	7	6	3,246	341	707
Total	4,903	241	1,003	603	181	119	35	25	13	5,541	447	1,135
Total bonds
0-6 months	16,673	527	1,460	1,214	343	104	23	13	6	17,910	883	1,570
7-11 months	11,046	457	1,057	1,510	495	108	21	16	1	12,577	968	1,166
12 months or more	53,815	4,807	6,007	27,927	9,165	2,383	285	154	25	82,027	14,126	8,415
Total excluding Fortitude Re funds withheld assets	$81,534	$5,791	8,524	$30,651	$10,003	2,595	$329	$183	32	$112,514	$15,977	11,151
Total Fortitude Re funds withheld assets										$14,801	$3,198	620
Total										$127,315	$19,175	11,771

Corebridge | Second Quarter 2025 Form 10-Q 124

ITEM 2 | Investments

December 31, 2024	Less Than or Equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$27,114	$916	2,457	$1,829	$590	130	$—	$—	—	$28,943	$1,506	2,587
7-11 months	4,479	361	329	1,718	557	143	1	—	—	6,198	918	472
12 months or more	55,089	5,370	6,141	32,251	10,002	2,838	522	286	29	87,862	15,658	9,008
Total	86,682	6,647	8,927	35,798	11,149	3,111	523	286	29	123,003	18,082	12,067
Below Investment grade bonds
0-6 months	2,204	71	398	89	27	19	3	3	3	2,296	101	420
7-11 months	321	21	53	1	—	1	—	—	2	322	21	56
12 months or more	3,038	210	691	581	173	103	18	13	8	3,637	396	802
Total	5,563	302	1,142	671	200	123	21	16	13	6,255	518	1,278
Total bonds
0-6 months	29,318	987	2,855	1,918	617	149	3	3	3	31,239	1,607	3,007
7-11 months	4,800	382	382	1,719	557	144	1	—	2	6,520	939	528
12 months or more	58,127	5,580	6,832	32,832	10,175	2,941	540	299	37	91,499	16,054	9,810
Total excluding Fortitude Re funds withheld assets	$92,245	$6,949	10,069	$36,469	$11,349	3,234	$544	$302	42	$129,258	$18,600	13,345
Total Fortitude Re funds withheld assets										$15,499	$3,416	702
Total										$144,757	$22,016	14,047
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at June 30, 2025 and December 31, 2024.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
(e)Includes MTM movement relating to embedded derivatives.
The allowance for credit losses was $10 million and $5 million for investment grade bonds, and $81 million and $114 million for below investment grade bonds as of June 30, 2025 and December 31, 2024, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the three and six months ended June 30, 2025, was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended June 30, 2025, net unrealized gains related to fixed maturity securities were $1.6 billion due to narrowing of credit spreads. For the six months ended June 30, 2025, net unrealized gains were $3.6 billion primarily due to narrowing of credit spreads.
The change in net unrealized gains and losses on investments for the three and six months ended June 30, 2024 was primarily attributable to decreases in the fair value of fixed maturity securities. For the three months ended June 30, 2024, net unrealized losses related to fixed maturity securities increased by $1.2 billion due to higher interest rates. For the six months ended June 30, 2024, net unrealized losses related to fixed maturity securities increased by $2.3 billion due to higher interest rates.
For further discussion of our investment portfolio, see Notes 4 and 5 to the Condensed Consolidated Financial Statements

Corebridge | Second Quarter 2025 Form 10-Q 125

ITEM 2 | Investments
Commercial Mortgage Loans
At June 30, 2025 and December 31, 2024, we had direct commercial mortgage loan exposure of $37.4 billion and $35.8 billion, respectively. At June 30, 2025 and December 31, 2024, we had an allowance for credit losses of $586 million and $626 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
June 30, 2025
State:
New York	71	$1,595	$3,233	$285	$508	$65	$—	$5,686	17%
California	56	648	842	93	1,071	565	52	3,271	10%
New Jersey	72	1,819	5	271	1,144	—	21	3,260	9%
Florida	48	910	104	416	298	439	58	2,225	6%
Texas	41	852	399	453	183	17	157	2,061	6%
Massachusetts	18	354	982	522	14	—	—	1,872	5%
Colorado	14	370	42	87	302	113	—	914	3%
Pennsylvania	21	162	183	166	382	20	—	913	3%
Illinois	21	379	350	2	115	—	57	903	3%
North Carolina	12	359	27	—	112	14	—	512	1%
Other States	113	2,411	96	560	1,507	287	83	4,944	14%
Foreign	65	3,787	1,066	998	1,229	157	575	7,812	23%
Total*	552	$13,646	$7,329	$3,853	$6,865	$1,677	$1,003	$34,373	100%
Fortitude Re funds withheld assets								$3,008
Total Commercial Mortgages								$37,381
December 31, 2024
State:
New York	70	$1,417	$3,467	$280	$512	$67	$—	$5,743	18%
California	57	740	823	96	1,118	570	12	3,359	10%
New Jersey	71	1,770	5	267	1,128	—	21	3,191	10%
Florida	46	738	105	356	298	454	—	1,951	6%
Texas	40	806	461	454	227	17	156	2,121	6%
Massachusetts	20	544	888	527	14	—	—	1,973	6%
Colorado	16	369	42	87	242	155	—	895	3%
Pennsylvania	20	145	136	189	233	21	—	724	2%
Illinois	21	427	351	2	117	—	19	916	3%
North Carolina	13	357	27	1	97	15	—	497	2%
Other States	109	2,300	152	542	1,204	309	27	4,534	13%
Foreign	64	3,450	965	792	1,059	272	218	6,756	21%
Total*	547	$13,063	$7,422	$3,593	$6,249	$1,880	$453	$32,660	100%
Fortitude Re funds withheld assets								$3,135
Total Commercial Mortgages								$35,795
*Does not reflect allowance for credit losses.

Corebridge | Second Quarter 2025 Form 10-Q 126

ITEM 2 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
June 30, 2025
Loan-to-value ratios(b)
Less than 65%	$22,220	$1,900	$174	$24,294
65% to 75%	6,792	588	63	7,443
76% to 80%	178	174	—	352
Greater than 80%	1,311	307	666	2,284
Total commercial mortgages excluding Fortitude Re(c)	$30,501	$2,969	$903	$34,373
Total commercial mortgages including Fortitude Re				$3,008
Total commercial mortgages				$37,381
December 31, 2024
Loan-to-value ratios(b)
Less than 65%	$20,375	$2,049	$209	$22,633
65% to 75%	6,539	593	32	7,164
76% to 80%	552	158	—	710
Greater than 80%	1,036	311	806	2,153
Total commercial mortgages excluding Fortitude Re(c)	$28,502	$3,111	$1,047	$32,660
Total commercial mortgages including Fortitude Re				$3,135
Total commercial mortgages				$35,795
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X and 1.9X at periods ended June 30, 2025 and December 31, 2024, respectively. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at June 30, 2025 and 60% at December 31, 2024. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
(c)Does not reflect allowance for credit losses.

Corebridge | Second Quarter 2025 Form 10-Q 127

ITEM 2 | Investments
Residential Mortgage Loans
At June 30, 2025 and December 31, 2024, we had direct residential mortgage loan exposure of $13.0 billion and $12.7 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

June 30, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO:(a)
780 and greater	$154	$1,032	$630	$646	$2,203	$1,438	$6,103
720 - 779	220	1,832	1,018	564	533	560	4,727
660 - 719	121	668	322	205	143	355	1,814
600 - 659	—	—	13	28	23	155	219
Less than 600	—	—	6	23	13	68	110
Total residential mortgages(b)(c)	$495	$3,532	$1,989	$1,466	$2,915	$2,576	$12,973

December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO:(a)
780 and greater	$1,075	$667	$690	$2,258	$617	$863	$6,170
720 - 779	1,647	1,095	579	582	149	440	4,492
660 - 719	609	355	235	150	38	336	1,723
600 - 659	15	12	34	25	10	146	242
Less than 600	3	2	19	12	5	67	108
Total residential mortgages(b)(c)	$3,349	$2,131	$1,557	$3,027	$819	$1,852	$12,735
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On June 30, 2025 and December 31, 2024 residential loans direct to consumers totaled $8.1 billion and $8.4 billion, respectively.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on credit losses, see Note 5 and for additional discussion on commercial mortgage loans, see Note 6 to the Condensed Consolidated Financial Statements.

Corebridge | Second Quarter 2025 Form 10-Q 128

ITEM 2 | Investments
Net Realized Gains and Losses

Three Months Ended June 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(513)	$(5)	$(518)	$(493)	$(49)	$(542)
Intent to Sell(a)	(250)	—	(250)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(41)	(4)	(45)	(50)	(1)	(51)
Change in allowance for credit losses on loans	14	5	19	(34)	(5)	(39)
Foreign exchange transactions, net of related hedges	(445)	(3)	(448)	55	(1)	54
Index-linked interest credited embedded derivatives, net of related hedges	(248)	—	(248)	(172)	—	(172)
All other derivatives and hedge accounting(b)	(172)	(21)	(193)	18	(34)	(16)
Sale of alternative investments and real estate	(9)	(2)	(11)	11	(3)	8
Other	(30)	—	(30)	(25)	—	(25)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(1,694)	(30)	(1,724)	(690)	(93)	(783)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(251)	(251)	—	36	36
Net realized losses	$(1,694)	$(281)	$(1,975)	$(690)	$(57)	$(747)

Six Months Ended June 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(654)	$(20)	$(674)	$(813)	$(71)	$(884)
Intent to Sell(a)	(250)	—	(250)	(15)	(32)	(47)
Change in allowance for credit losses on fixed maturity securities	(61)	(12)	(73)	(112)	(7)	(119)
Change in allowance for credit losses on loans	(2)	3	1	(48)	(3)	(51)
Foreign exchange transactions, net of related hedges	(566)	10	(556)	101	—	101
Index-linked interest credited embedded derivatives, net of related hedges	(536)	—	(536)	(82)	—	(82)
All other derivatives and hedge accounting(b)	(416)	16	(400)	123	(140)	(17)
Sale of alternative investments and real estate	3	(4)	(1)	31	(4)	27
Other	(34)	(19)	(53)	(53)	—	(53)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(2,516)	(26)	(2,542)	(868)	(257)	(1,125)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(847)	(847)	—	58	58
Net realized losses	$(2,516)	$(873)	$(3,389)	$(868)	$(199)	$(1,067)
(a)2025 reflects impairment of fixed maturity securities that Corebridge expects to transfer or sell in conjunction with the Reinsurance Agreements discussed in Note 1.
(b)Derivative activity related to hedging certain MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14 to the Condensed Consolidated Financial Statements.
Higher net realized losses excluding Fortitude Re funds withheld assets in the three and six months ended June 30, 2025 compared to same period in the prior period were due primarily to losses on derivatives and foreign exchange transactions in the current period compared to gains on derivatives and foreign exchange transactions in the same period in the prior year.
Index-linked interest credited embedded derivatives, net of related hedges, reflected higher losses in the three and six months ended June 30, 2025 compared to lower losses in the same period in the prior period. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.

Corebridge | Second Quarter 2025 Form 10-Q 129

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
The following table presents the carrying value of our other invested assets by type:

	June 30, 2025			December 31, 2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)	$6,300	$1,820	$8,120	$5,936	$1,893	$7,829
Investment real estate(b)	1,088	125	1,213	1,268	158	1,426
All other investments(c)	614	—	614	596	—	596
Total	$8,002	$1,945	$9,947	$7,800	$2,051	$9,851
(a)At June 30, 2025, included hedge funds of $180 million and private equity funds of $7.9 billion. At December 31, 2024, included hedge funds of $210 million and private equity funds of $7.6 billion.
(b)Net of accumulated depreciation of $484 million and $528 million as of June 30, 2025 and December 31, 2024, respectively.
(c)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at June 30, 2025 and December 31, 2024, respectively.
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

Corebridge | Second Quarter 2025 Form 10-Q 130

ITEM 2 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$9,619	$390	$8,433	$199	$2,378	$217	$11,853	$414
Foreign exchange contracts	2,340	232	8,151	417	7,062	558	978	46
Derivatives not designated as hedging instruments(a)
Interest rate contracts	59,346	3,549	53,143	4,268	46,448	2,703	36,575	3,038
Foreign exchange contracts	4,989	520	9,134	457	10,360	713	2,857	222
Equity contracts	68,091	4,664	53,966	2,705	41,040	3,046	24,117	1,546
Credit contracts	6,880	312	1,400	103	—	—	5	—
Other contracts(b)	46,222	14	45	1	45,016	13	45	2
Total derivatives, excluding Fortitude Re funds withheld	$197,487	$9,681	$134,272	$8,150	$152,304	$7,250	$76,430	$5,268
Total derivatives, Fortitude Re funds withheld	$—	$—	$—	$—	$—	$—	$—	$—
Total derivatives, gross	$197,487	$9,681	$134,272	$8,150	$152,304	$7,250	$76,430	$5,268
Counterparty netting(c)		(7,022)		(7,022)		(4,494)		(4,494)
Cash collateral(d)		(2,069)		(1,000)		(2,563)		(664)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$590		$128		$193		$110
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Consists primarily of SVWs and contracts with multiple underlying exposures.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both June 30, 2025 and December 31, 2024. Fair value of liabilities related to bifurcated embedded derivatives was $13.9 billion and $11.8 billion, respectively, at June 30, 2025 and December 31, 2024. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components, bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7 to the Condensed Consolidated Financial Statements.
For additional information, see Note 9 to the Condensed Consolidated Financial Statements.

Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits
VARIABLE ANNUITY GUARANTEED BENEFITS AND HEDGING RESULTS
The following section provides discussion of our significant reinsurance agreements, variable annuity guaranteed benefits and hedging results regarding our business segments.
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

Corebridge | Second Quarter 2025 Form 10-Q 131

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
The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

	June 30,	December 31,
(in millions)	2025	2024
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$243	$153
Exclude NPA	(620)	(618)
Market risk benefits liability, excluding NPA	(377)	(465)
Adjustments for risk margins and differences in valuation	444	544
Economic hedge target liability	$67	$79
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

Corebridge | Second Quarter 2025 Form 10-Q 132

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit
Change in Economic Hedge Target
The decrease in the economic hedge target liability in the six months ended June 30, 2025, was primarily driven by higher equity markets.
The following table presents the impact on pre-tax income (loss) and Other comprehensive income (loss) of Variable Annuity MRBs and Hedging for the Individual Retirement and Group Retirement Segments:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in millions)	MRB Liability(*)	Hedge Assets	Net	MRB Liability(*)	Hedge Assets	Net
Issuances	$—	$—	$—	$(5)	$—	$(5)
Interest accrual	(1)	(73)	(74)	5	(119)	(114)
Attributed fees	(185)	—	(185)	(380)	—	(380)
Expected claims	18	—	18	34	—	34
Effect of changes in interest rates	31	55	86	(114)	199	85
Effect of changes in interest rate volatility	(6)	(2)	(8)	21	(9)	12
Effect of changes in equity markets	554	(239)	315	381	(111)	270
Effect of changes in equity index volatility	(42)	(3)	(45)	(1)	10	9
Actual outcome different from model expected outcome	(25)	—	(25)	(24)	—	(24)
Effect of changes in future expected policyholder behavior	—	—	—	(1)	—	(1)
Effect of changes in other future expected assumptions	—	—	—	—	—	—
Foreign exchange impact	(1)	—	(1)	(3)	—	(3)
Total impact on balance before other and changes in our own credit risk	343	(262)	81	(87)	(30)	(117)
Other	1	9	10	3	(8)	(5)
Effect of changes in our own credit risk	41	(1)	40	(2)	(12)	(14)
Total income (loss) impact on market risk benefits	385	(254)	131	(86)	(50)	(136)
Less: impact on OCI	41	(3)	38	(2)	9	7
Add: fees net of claims and ceded premiums and benefits	177	—	177	363	—	363
Net impact on pre-tax income (loss)	$521	$(251)	$270	$279	$(59)	$220
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$151			$272

Corebridge | Second Quarter 2025 Form 10-Q 133

ITEM 2 | Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefit

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in millions)	MRB Liability(*)	Hedge Assets	Net	MRB Liability(*)	Hedge Assets	Net
Issuances	$(2)	$—	$(2)	$(1)	$—	$(1)
Interest accrual	3	(60)	(57)	(6)	(121)	(127)
Attributed fees	(180)	—	(180)	(369)	—	(369)
Expected claims	16	—	16	34	—	34
Effect of changes in interest rates	75	(66)	9	372	(407)	(35)
Effect of changes in interest rate volatility	(45)	44	(1)	(31)	5	(26)
Effect of changes in equity markets	149	(82)	67	729	(441)	288
Effect of changes in equity index volatility	22	4	26	37	35	72
Actual outcome different from model expected outcome	(46)	—	(46)	(17)	—	(17)
Effect of changes in future expected policyholder behavior	—	—	—	—	—	—
Effect of changes in other future expected assumptions	(1)	—	(1)	(2)	—	(2)
Foreign exchange impact	2	—	2	4	—	4
Total impact on balance before other and changes in our own credit risk	(7)	(160)	(167)	750	(929)	(179)
Other	(2)	(3)	(5)	(4)	(1)	(5)
Effect of changes in our own credit risk	125	(36)	89	137	(19)	118
Total income (loss) impact on market risk benefits	116	(199)	(83)	883	(949)	(66)
Less: impact on OCI	125	(41)	84	137	(89)	48
Add: fees net of claims and ceded premiums and benefits	153	—	153	321	—	321
Net impact on pre-tax income (loss)	$144	$(158)	$(14)	$1,067	$(860)	$207
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$31			$34
*MRB Liability is partially offset by MRB Assets.
Three Months Ended June 30, 2025
Net impact on pre-tax income of $270 million was primarily driven by increases in equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended June 30, 2025, we had a net mark-to-market gain of approximately $151 million from our hedging activities related to our economic hedge target principally driven by higher equity markets and interest rates.
Six Months Ended June 30, 2025
Net impact on pre-tax Income of $220 million was primarily driven by Increases in equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the six months ended June 30, 2025, we had a net mark-to-market gain of approximately $272 million from our hedging activities related to our economic hedge target partially due to increases in equity markets and interest rates.
Three Months Ended June 30, 2024
Net impact on pre-tax loss of $14 million was primarily driven by actual outcomes realizing differently than expected.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended June 30, 2024, we had a net mark-to-market gain of approximately $31 million from our hedging activities related to our economic hedge target principally driven by higher interest rates and equity markets.
Six Months Ended June 30, 2024
Net impact on pre-tax income of $207 million was primarily driven by increases in equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the six months ended June 30, 2024, we had a net mark-to-market gain of approximately $34 million from our hedging activities related to our economic hedge target principally driven by higher equity markets.

Corebridge | Second Quarter 2025 Form 10-Q 134

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
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of June 30, 2025 and December 31, 2024, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $4.3 billion and $4.7 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $3.0 billion and $2.5 billion committed revolving credit facility as of June 30, 2025 and December 31, 2024, respectively. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries, sales of businesses and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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
As of June 30, 2025, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $276 million and $226 million at June 30, 2025 and December 31, 2024, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	June 30,	December 31,
(in millions)	2025	2024
Cash and short-term investments	$1,306	$2,218
Total Corebridge Hold Cos. liquidity	1,306	2,218
Available capacity under committed, revolving credit facility	3,000	2,500
Total Corebridge Hold Cos. liquidity sources	$4,306	$4,718
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
Liquidity to Corebridge Parent from Subsidiaries
During the three and six months ended June 30, 2025, Corebridge Hold Cos. received $600 million and $1.2 billion in dividends from subsidiaries, respectively.
In March 2025, CRBGLH issued a $250 million promissory note to AGL.

Corebridge | Second Quarter 2025 Form 10-Q 135

ITEM 2 | Liquidity and Capital Resources
USES
Interest Payments
We made interest payments on our debt instruments totaling $172 million and $260 million, respectively, during the three and six months ended June 30, 2025.
Debt Maturity
On April 4, 2025, $1.0 billion aggregate principal amount of Corebridge Parent’s 3.50% Senior Notes matured. Corebridge Parent repaid the aggregate principal and accrued interest at maturity.
Dividends
During the three and six months ended June 30, 2025, Corebridge Parent paid cash dividends totaling $131 million and $264 million, respectively, consisting of a quarterly dividend of $0.24 per share of its common stock.
Repurchase of Common Stock
During the three and six months ended June 30, 2025, Corebridge Parent repurchased approximately 9.9 million and 19.9 million of shares of Corebridge Parent common stock, for an aggregate purchase price of approximately $311 million and $632 million.
For additional information, see Note 17 to the Condensed Consolidated Financial Statements.
Contribution
During the six months ended June 30, 2025, Corebridge Hold Cos. made a capital contribution of $150 million to CRBG Bermuda.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $5.9 billion which were due to FHLBs in their respective districts at June 30, 2025, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at June 30, 2025.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had $2.7 billion and $2.4 billion of securities subject to these agreements at June 30, 2025 and December 31, 2024 and $2.7 billion and $2.2 billion liabilities to borrowers for collateral received at June 30, 2025 and December 31, 2024.
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

Corebridge | Second Quarter 2025 Form 10-Q 136

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
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Six Months Ended June 30,
(in millions)	2025	2024
Sources:
Operating activities, net	$116	$589
Net changes in policyholder account balances	7,780	5,726
Issuance of debt of consolidated investment entities	52	101
Contributions from noncontrolling interests	38	53
Financing other, net	70	—
Issuance of common stock	—	1
Total Sources	8,056	6,470

Uses:
Investing activities, net	(6,545)	(3,964)
Repayments of debt of consolidated investment entities	(105)	(398)
Repayments of short-term debt	(1,000)	—
Distributions to noncontrolling interests	(32)	(31)
Dividends paid on common stock	(264)	(282)
Net change in securities lending and repurchase agreements	(5)	(893)
Repurchase of common stock	(632)	(679)
Financing other, net	—	(198)
Effect of exchange rate changes on cash and restricted cash	(1)	—
Total Uses	(8,584)	(6,445)
Net increase (decrease) in cash and cash equivalents	$(528)	$25
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
CONTRACTUAL OBLIGATIONS
As of June 30, 2025, there have been no material changes in our contractual obligations from December 31, 2024, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources — Contractual Obligations” in the 2024 Form 10-K.

Corebridge | Second Quarter 2025 Form 10-Q 137

ITEM 2 | Liquidity and Capital Resources
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2024	Issuances	Maturities and Repayments	Other Changes	Balance at June 30, 2025
Current portion of long-term debt:*
Senior unsecured notes	2025	$1,000	$—	$(1,000)	$—	$—
CRBGLH notes	2025	101	—	—	—	101
Total short-term debt		1,101	—	(1,000)	—	101
Long-term debt issued by Corebridge:
Senior unsecured notes	2027 - 2052	6,750	—	—	—	6,750
Hybrid junior subordinated notes	2052 - 2064	2,350	—	—	—	2,350
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	2029	99	—	—	—	99
CRBGLH junior subordinated debentures	2030 - 2046	227	—	—	—	227
Total long-term debt		9,426	—	—	—	9,426
Debt issuance costs		(73)	—	—	2	(71)
Total long-term debt, net of debt issuance costs		9,353	—	—	2	9,355
Total debt, net of issuance costs		$10,454	$—	$(1,000)	$2	$9,456
*    Represents $1.0 billion of 3.50% senior notes that matured on April 4, 2025 and $101 million of 7.50% CRBGLH notes due July 15, 2025.
SENIOR UNSECURED NOTES
On April 4, 2025, $1.0 billion aggregate principal amount of Corebridge Parent’s 3.50% Senior Notes matured. Corebridge Parent repaid the aggregate principal and accrued interest at maturity.
REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into the Revolving Credit Agreement (the “2022 Revolving Credit Agreement”). At December 31, 2024 there were no loans outstanding under the 2022 Revolving Credit Agreement. On March 26, 2025 the 2022 Revolving Credit Agreement was terminated without penalty.
On March 26, 2025, Corebridge Parent entered into the Revolving Credit Agreement (the “2025 Revolving Credit Agreement”). The 2025 Revolving Credit Agreement replaces the 2022 Revolving Credit Agreement which was scheduled to mature in 2027. The 2025 Revolving Credit Agreement provides for a five year total commitment of $3.0 billion revolving credit facility. Under circumstances described in the 2025 Revolving Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the 2025 Revolving Credit Agreement of $3.5 billion. Loans under the 2025 Revolving Credit Agreement will mature on March 26, 2030. Under the 2025 Revolving Credit Agreement, the applicable rate, commitment fee and letter of credit fee were determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) with respect to loans in US Dollars, an alternative base rate plus an applicable margin or the adjusted Term SOFR Rate plus an applicable margin, (ii) with respect to loans in Euros, the adjusted European Union interbank Offer Rate (“EURIBOR”) plus an applicable margin, (iii) with respect to loans in Pounds Sterling, the adjusted Daily Simple Sterling Overnight Index Average (“SONIA”) Rate plus an applicable margin and (iv) with respect to loans in Japanese Yen, the adjusted Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin.
For additional information on debt outstanding and revolving credit facilities, see Note 15 to the Consolidated Financial Statements in the 2024 Form 10-K.

Corebridge | Second Quarter 2025 Form 10-Q 138

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

(in millions)	Balance at December 31, 2024	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance at June 30, 2025
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$1,938	$52	$(105)	$9	$(1)	$1,893
(a)At June 30, 2025, includes debt of consolidated investment entities related to real estate investments of $668 million and other securitization vehicles of $0.9 billion.
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
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As June 30, 2025, there have been no material changes in our off-balance-sheet arrangements and commercial commitments from December 31, 2024, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Commercial Commitments” in the 2024 Form 10-K.

Corebridge | Second Quarter 2025 Form 10-Q 139

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
Glossary
For a list of defined terms see the “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Glossary” in our 2024 Form 10-K.
Certain Important Terms
For a list of certain important terms see “Management’s Discussion and Analysis of Financial Condition and Results of Operation— Certain Important Terms” in our 2024 Form 10-K.
Acronyms
For list of acronyms see “Management’s Discussion and Analysis of Financial Condition and Results of Operation— Acronyms” in our 2024 Form 10-K.

Corebridge | Second Quarter 2025 Form 10-Q 140

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
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corebridge | Second Quarter 2025 Form 10-Q 141

Part II - Other Information

ITEM 1 | Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 16 to the Condensed Consolidated Financial Statements.

ITEM 1A | Risk Factors
Except as noted below, there have been no material changes in the Company’s risk factors from those disclosed in "Risk Factors" in our 2024 Form 10-K and “Risk Factors” in our first quarter 2025 Form 10-Q.
Failure to complete all or any portion of the transactions with Corporate Solutions Life Reinsurance Company and Venerable Holdings, Inc. may negatively impact our ongoing business and stock price.
The completion of the previously announced transactions with Corporate Solutions Life Reinsurance Company and Venerable Holdings, Inc. (the “Transactions”) is subject to the satisfaction or waiver of customary closing conditions for certain portions of the Transactions, including the entry into the USL reinsurance agreement and the receipt of required regulatory approvals, without imposing a burdensome condition. As a result, there can be no assurance that all or any portion of the Transactions will be completed as contemplated.
If all or any portion of the Transactions are not completed on a timely basis or at all, our ongoing business may be adversely affected as a result of the time and resources committed to such Transactions that could have been devoted to pursuing other opportunities, as well as possible reputational damage and resulting impact on sales of our annuity products, associated with announcing a material strategic transaction that cannot be consummated. In addition, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the Transactions will be completed on the proposed timeline and that any anticipated benefits will be realized.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in “Risk Factors” in the 2024 Form 10-K.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of Corebridge Parent or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Corebridge Parent common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
04/01/25 through 04/30/25	2,740,000	$28.06	2,740,000	$2,312
05/01/25 through 05/31/25	3,020,433	31.98	3,020,433	2,215
06/01/25 through 06/30/25	4,180,400	33.00	4,180,400	4,077
Total	9,940,833	$31.32	9,940,833	$4,077
*Excludes excise tax of $3.1 million due to the Inflation Reduction Act of 2022 for the three months ended June 30, 2025.
On May 4, 2023, our Board of Directors authorized a share repurchase program, which has subsequently been expanded. Most recently, on June 23, 2025, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the share repurchase program. Under this program, Corebridge Parent may, from time to time, purchase shares of Corebridge Parent common stock but is not obligated to purchase any particular number of shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

Corebridge | Second Quarter 2025 Form 10-Q 142

Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. For instance, on August 7, 2024, we purchased an aggregate of approximately $200 million of shares from AIG in a privately negotiated transaction. In addition, certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans, including the share repurchase plan Corebridge Parent adopted on May 8, 2025, which, unless extended expires on August 6, 2025. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.
During the three months ended June 30, 2025, Corebridge Parent repurchased approximately 9.9 million shares of Corebridge Parent common stock, par value $0.01 per share, for an aggregate purchase price of $311 million, pursuant to the share repurchase program.
As of June 30, 2025, approximately $4.1 billion remained under the share repurchase program authorizations.
For additional information related to share repurchases see Note 17 to the Condensed Consolidated Financial Statements.

ITEM 5 | Other Information
Not applicable.

Corebridge | Second Quarter 2025 Form 10-Q 143

Exhibit Index
Exhibit Index

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Corebridge Financial, Inc., incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Corebridge Financial, Inc. filed on July 9, 2025 (File No.001-41504).

10.1*
Master Transaction Agreement dated June 25, 2025 by and among American General Life Insurance Company, The United States Life Insurance Company in the City of New York, Corporate Solutions Life Reinsurance Company and Venerable Holdings, Inc. (redacted).

10.2*	Coinsurance and Modified Coinsurance Agreement, dated as of August 1, 2025, between American General Life Insurance Company and Corporate Solutions Life Reinsurance Company (redacted).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Corebridge | Second Quarter 2025 Form 10-Q 144

Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)
/s/ ELIAS HABAYEB
Elias Habayeb
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ CHRISTOPHER FILIAGGI
Christopher Filiaggi
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated August 5, 2025

Corebridge | Second Quarter 2025 Form 10-Q 145