Form 10-Q
period 2025-09-30
Corebridge Financial, Inc.
filed 2025-11-04
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, there were 520,493,819 shares outstanding of the registrant’s common stock.

COREBRIDGE FINANCIAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

FORM 10-Q

Corebridge | Third Quarter 2025 Form 10-Q 1

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
•the deterioration of economic conditions, including an increase in the likelihood of an economic slowdown or recession, changes in market conditions, trade disputes with other countries, including the effect of sanctions and trade restrictions, such as tariffs and trade barriers imposed by the U.S. government and any countermeasures by other governments in response to such tariffs, weakening in capital markets in the U.S and globally, volatility in equity markets, inflationary pressures, the rise of pressures on the commercial real estate market, uncertainty regarding the U.S. federal government shutdown and geopolitical tensions, including the ongoing armed conflicts between Ukraine and Russia and in the Middle East;
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

Corebridge | Third Quarter 2025 Form 10-Q 2

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

Corebridge | Third Quarter 2025 Form 10-Q 3

Part I – Financial Information

Item 1. | Financial Statements

Corebridge Financial, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	September 30, 2025	December 31, 2024
Assets:
Investments:
Fixed maturity securities:
Bonds available-for-sale, at fair value, net of allowance for credit losses of $113 in 2025 and $119 in 2024 (amortized cost: 2025 - $198,948; 2024 - $191,058)*	$184,764	$170,840
Other bond securities, at fair value (See Note 5)*	5,410	5,262
Equity securities, at fair value (See Note 5)*	2,331	56
Mortgage and other loans receivable, net of allowance for credit losses of $718 in 2025 and $771 in 2024*	53,964	52,768
Other invested assets (portion measured at fair value: 2025 - $7,968; 2024 - $7,791)*	10,277	9,851
Short-term investments, including restricted cash of $4 in 2025 and $4 in 2024 (portion measured at fair value: 2025 - $1,563; 2024 - $1,439)*	4,643	4,981
Total investments	261,389	243,758
Cash*	316	806
Accrued investment income*	2,344	2,169
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2025 and $1 in 2024	621	713
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2025 and $0 in 2024	24,568	24,933
Reinsurance assets - other, net of allowance for credit losses and disputes of $10 in 2025 and $12 in 2024	1,927	1,560
Deferred income taxes	7,401	7,903
Deferred policy acquisition costs and value of business acquired	8,808	10,293
Market risk benefit assets, at fair value	2,466	1,332
Other assets, including restricted cash of $2 in 2025 and $14 in 2024 (portion measured at fair value: 2025 - $532; 2024 - $193)*	4,577	1,844
Separate account assets, at fair value	96,830	93,888
Assets held-for-sale	47	198
Total assets	$411,294	$389,397
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$59,279	$56,272
Policyholder contract deposits (portion measured at fair value: 2025 - $11,995; 2024 - $9,535)	187,100	173,695
Market risk benefit liabilities, at fair value	7,021	5,616
Other policyholder funds	2,932	2,873
Fortitude Re funds withheld payable (portion measured at fair value: 2025 - $3,687; 2024 - $2,223)	23,983	24,291
Other liabilities (portion measured at fair value: 2025 - $122; 2024 - $110)*	8,811	8,044
Short-term and long-term debt, of which $0 in 2025 and $1,101 in 2024 is short-term debt	9,357	10,454
Debt of consolidated investment entities*	1,659	1,938
Separate account liabilities	96,830	93,888
Total liabilities	$396,972	$377,071
Contingencies, commitments and guarantees (See Note 16)
Corebridge Shareholders' equity:
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2025 - 650,189,849 and 2024 - 650,189,849	$7	$7
Treasury stock, at cost; 2025 - 118,082,190 shares and 2024 - 88,704,816 shares	(3,265)	(2,282)
Additional paid-in capital	8,151	8,161
Retained earnings	17,677	19,257
Accumulated other comprehensive loss	(9,028)	(13,681)
Total Corebridge Shareholders' equity	13,542	11,462
Non-redeemable noncontrolling interests	780	864
Total equity	$14,322	$12,326
Total liabilities and equity	$411,294	$389,397
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Third Quarter 2025 Form 10-Q 4

Corebridge Financial, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2025	2024	2025	2024
Revenues:
Premiums	$1,944	$602	$3,261	$3,406
Policy fees	659	728	2,100	2,163
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,952	2,781	8,805	8,036
Net investment income - Fortitude Re funds withheld assets	368	515	1,042	1,172
Total net investment income	3,320	3,296	9,847	9,208
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(1)	(975)	(2,517)	(1,843)
Net realized gains (losses) on Fortitude Re funds withheld assets	(10)	157	(36)	(100)
Net realized losses on Fortitude Re funds withheld embedded derivative	(670)	(1,509)	(1,517)	(1,451)
Total net realized losses	(681)	(2,327)	(4,070)	(3,394)
Advisory fee income	131	128	377	376
Other income	43	172	199	348
Total revenues	5,416	2,599	11,714	12,107
Benefits and expenses:
Policyholder benefits (includes remeasurement (gains) losses of $179 and $140 for the three months ended September 30, 2025 and 2024, and $384 and $308, for the nine months ended September 30, 2025 and 2024, respectively)	2,594	1,149	5,033	5,005
Change in the fair value of market risk benefits, net	299	603	405	259
Interest credited to policyholder account balances	1,494	1,358	4,397	3,831
Amortization of deferred policy acquisition costs and value of business acquired	253	260	803	787
Non-deferrable insurance commissions	131	141	439	430
Advisory fee expenses	71	73	205	212
General operating expenses	481	475	1,524	1,541
Interest expense	135	133	420	409
Net (gain) loss on divestitures	—	1	—	(245)
Total benefits and expenses	5,458	4,193	13,226	12,229
Loss before income tax benefit	(42)	(1,594)	(1,512)	(122)
Income tax benefit	(179)	(407)	(324)	(103)
Net income (loss)	137	(1,187)	(1,188)	(19)
Less:
Net loss attributable to noncontrolling interests	(7)	(3)	(8)	(78)
Net income (loss) attributable to Corebridge	$144	$(1,184)	$(1,180)	$59

Income (loss) per common share attributable to Corebridge common shareholders:
Common stock - basic	$0.27	$(2.02)	$(2.15)	$0.10
Common stock - diluted	$0.27	$(2.02)	$(2.15)	$0.10

Weighted average shares outstanding:
Common stock - basic	539.1	587.1	549.1	607.5
Common stock - diluted	540.6	587.1	549.1	608.5

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Third Quarter 2025 Form 10-Q 5

Corebridge Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$137	$(1,187)	$(1,188)	$(19)
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(7)	(12)	19	14
Change in unrealized appreciation of all other investments	2,020	5,587	4,766	3,444
Change in fair value of market risk benefits attributable to changes in our own credit risk	(264)	(143)	(298)	(7)
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	(154)	(904)	(67)	18
Change in cash flow hedges	4	88	186	66
Change in foreign currency translation adjustments	6	17	48	84
Other comprehensive income	1,605	4,633	4,654	3,619
Comprehensive income	1,742	3,446	3,466	3,600
Less:
Comprehensive income (loss) attributable to noncontrolling interests	(7)	6	(7)	(71)
Comprehensive income attributable to Corebridge	$1,749	$3,440	$3,473	$3,671
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Third Quarter 2025 Form 10-Q 6

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended September 30, 2025
Balance, beginning of period	$7	$(2,881)	$8,140	$17,669	$(10,633)	$12,302	$867	$13,169
Common stock issued under stock plans	—	—	—	—	—	—	—	—
Purchase of common stock	—	(384)	—	—	—	(384)	—	(384)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	144	—	144	(7)	137
Dividends on common stock	—	—	—	(128)	—	(128)	—	(128)
Other comprehensive income, net of tax	—	—	—	—	1,605	1,605	—	1,605
Contributions from noncontrolling interests	—	—	—	—	—	—	13	13
Distributions to noncontrolling interests	—	—	—	—	—	—	(92)	(92)
Other	—	—	11	(8)	—	3	(1)	2
Balance, end of period	$7	$(3,265)	$8,151	$17,677	$(9,028)	$13,542	$780	$14,322

Three Months Ended September 30, 2024
Balance, beginning of period	$7	$(1,161)	$8,122	$18,536	$(14,508)	$10,996	$816	$11,812
Common stock issued under stock plans	—	—	—	—	—	—	—	—
Purchase of common stock	—	(720)	—	—	—	(720)	—	(720)
Net loss attributable to Corebridge or noncontrolling interests	—	—	—	(1,184)	—	(1,184)	(3)	(1,187)
Dividends on common stock	—	—	—	(133)	—	(133)	—	(133)
Other comprehensive income, net of tax	—	—	—	—	4,624	4,624	9	4,633
Contributions from noncontrolling interests	—	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	—	7	7
Other	—	—	26	(1)	—	25	(5)	20
Balance, end of period	$7	$(1,881)	$8,148	$17,218	$(9,884)	$13,608	$834	$14,442

Nine Months Ended September 30, 2025
Balance, beginning of year	$7	$(2,282)	$8,161	$19,257	$(13,681)	$11,462	$864	$12,326
Common stock issued under stock plans	—	41	(41)	—	—	—	—	—
Purchase of common stock	—	(1,024)	—	—	—	(1,024)	—	(1,024)
Net loss attributable to Corebridge or noncontrolling interests	—	—	—	(1,180)	—	(1,180)	(8)	(1,188)
Dividends on common stock	—	—	—	(392)	—	(392)	—	(392)
Other comprehensive income, net of tax	—	—	—	—	4,653	4,653	1	4,654
Contributions from noncontrolling interests	—	—	—	—	—	—	51	51
Distributions to noncontrolling interests	—	—	—	—	—	—	(124)	(124)
Other	—	—	31	(8)	—	23	(4)	19
Balance, end of period	$7	$(3,265)	$8,151	$17,677	$(9,028)	$13,542	$780	$14,322

Nine Months Ended September 30, 2024
Balance, beginning of year	$6	$(503)	$8,149	$17,572	$(13,458)	$11,766	$869	$12,635
Common stock issued under stock plans	1	23	(23)	—	—	1	—	1
Purchase of common stock	—	(1,401)	—	—	—	(1,401)	—	(1,401)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	59	—	59	(78)	(19)
Dividends on common stock	—	—	—	(415)	—	(415)	—	(415)
Other comprehensive income, net of tax	—	—	—	—	3,612	3,612	7	3,619
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	1	1
Contributions from noncontrolling interests	—	—	—	—	—	—	63	63
Distributions to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
Other	—	—	22	2	(38)	(14)	(4)	(18)
Balance, end of period	$7	$(1,881)	$8,148	$17,218	$(9,884)	$13,608	$834	$14,442
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Third Quarter 2025 Form 10-Q 7

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,188)	$(19)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses (gains) on sales of securities available-for-sale and other assets	932	927
Net (gain) loss on divestitures	—	(245)
Unrealized (gains) losses in earnings - net	982	979
Change in the fair value of market risk benefits in earnings, net	563	(72)
Equity in income from equity method investments, net of dividends or distributions	12	69
Depreciation and other amortization	382	132
Impairments of assets	43	55
Changes in operating assets and liabilities:
Insurance liabilities	(61)	498
Premiums and other receivables and payables - net	8	(246)
Funds held relating to Fortitude Re Reinsurance contracts	(309)	19
Reinsurance assets and funds held under reinsurance treaties	843	646
Capitalization of deferred policy acquisition costs	(1,057)	(1,015)
Current and deferred income taxes - net	(543)	(348)
Other, net	(467)	(708)
Total adjustments	1,328	691
Net cash provided by operating activities	140	672
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available-for-sale securities	11,060	6,060
Other securities	903	470
Other invested assets	1,377	982
Divestitures, net	—	577
Maturities of fixed maturity securities available-for-sale	14,077	11,245
Principal payments received on mortgage and other loans receivable	6,131	3,222
Purchases of:
Available-for-sale securities	(32,457)	(22,954)
Other securities	(3,127)	(1,008)
Other invested assets	(1,186)	(661)
Mortgage and other loans receivable	(6,556)	(7,692)
Net change in short-term investments	629	(572)
Net change in derivative assets and liabilities	(728)	295
Other, net	15	(151)
Net cash used in investing activities	(9,862)	(10,187)
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	31,860	30,661
Policyholder contract withdrawals	(19,927)	(21,846)
Issuance of long-term debt	—	743
Issuance of debt of consolidated investment entities	125	132
Repayments of long-term debt	—	—
Repayments of short-term debt	(1,101)	(250)
Maturities and repayments of debt of consolidated investment entities	(426)	(652)
Dividends paid on common stock	(392)	(415)
Distributions to noncontrolling interests	(124)	(24)
Contributions from noncontrolling interests	51	63
Net change in securities lending and repurchase agreements	672	2,580
Issuance of common stock	—	1
Repurchase of common stock	(1,012)	(1,394)
Other, net	(507)	(165)
Net cash provided by (used in) financing activities	9,219	9,434
Effect of exchange rate changes on cash and restricted cash	1	—
Net increase (decrease) in cash and restricted cash	(502)	(81)
Cash and restricted cash at beginning of year	824	628
Cash and restricted cash at end of period	$322	$547
*    Includes an outflow of $0.6 billion of cash related to the individual variable annuity business reinsured to Corporate Solutions Life Reinsurance Company.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Third Quarter 2025 Form 10-Q 8

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Consolidated Cash Flow Information
	Nine Months Ended September 30,
(in millions)	2025	2024
Cash	$316	$530
Restricted cash included in short-term investments	4	3
Restricted cash included in other assets	2	14
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$322	$547

Cash (received) paid during the period for:
Interest	$411	$315
Taxes	$219	$245
Non-cash investing activities:
Fixed maturity securities, designated available-for-sale, received in connection with pension risk transfer transactions	$(1,490)	$(1,316)
Fixed maturity securities, designated fair value option, received in connection with reinsurance transactions	$—	$(232)
Fixed maturity securities, designated available-for-sale, transferred in connection with reinsurance transactions	$1,270	$153
Fixed maturity securities, designated fair value option, transferred in connection with reinsurance transactions	$—	$73
Other invested assets securities, transferred in connection with reinsurance transactions	$—	$43
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$4,624	$3,911
Fee income debited to policyholder contract deposits included in financing activities	$(2,237)	$(2,143)
Non-cash capital contributions	$2	$17
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Corebridge | Third Quarter 2025 Form 10-Q 9

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
As of September 30, 2025, Corebridge’s three largest shareholders, Nippon Life Insurance Company, a mutual company organized under the laws of Japan (“Nippon”), American International Group, Inc. (“AIG”), and Argon Holdco LLC, owned approximately 22.9%, 15.5% and 11.6% of the outstanding Corebridge Parent common stock, respectively.
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
Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.
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
•valuation of market risk benefits (“MRBs”), including ceded MRBs, related to guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;
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
VARIABLE ANNUITY REINSURANCE TRANSACTION
On June 25, 2025, AGL and USL (the “Ceding Companies” and each, a “Ceding Company”), entered into a Master Transaction Agreement (the “Agreement”) with Corporate Solutions Life Reinsurance Company, an Iowa-domiciled insurance company (“CSLR”), pursuant to which, among other things, subject to the terms and conditions thereof, at the applicable closing of the transactions contemplated thereby, AGL and CSLR, as well as USL and the CSLR, have entered into, or will enter into, coinsurance and modified coinsurance agreements, (together the “Reinsurance Agreements” and each, a “Reinsurance Agreement”). Under the terms of the Reinsurance Agreements, the applicable Ceding Company will cede to CSLR 100% of the applicable reinsured liabilities with respect to (i) in-force individual variable annuity contracts issued prior to the effective time of the Reinsurance Agreements, and (ii) only with respect to AGL, new individual variable annuity contracts issued after the effective date of the Reinsurance Agreement. In addition, AGL agreed to sell all of the outstanding membership interests in SunAmerica Asset Management, LLC, an indirect wholly-owned subsidiary of the Company (“SAAMCo”), to Venerable Holdings, Inc., a Delaware corporation (“Venerable”) or one of its affiliates subject to customary terms and conditions.
The closings with respect to the AGL Reinsurance Agreement and the USL Reinsurance Agreement are bifurcated. The closing with respect to the AGL Reinsurance Agreement occurred on August 1, 2025, the closing with respect to the USL Reinsurance Agreement is expected to occur in the fourth quarter of 2025 and the sale of SAAMCo is expected to occur in the first quarter of 2026. The consummation of the USL closings under the Agreement are subject to the satisfaction or waiver of customary closing conditions specified in the Agreement.

2. Summary of Significant Accounting Policies
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
FUTURE APPLICATION OF ACCOUNTING STANDARDS
Income Taxes
In December 2023, the FASB issued an ASU to address improvements to income tax disclosures. The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public companies for annual periods beginning after December 15, 2024, with early adoption permitted. We do not expect the adoption of the standard to have a material impact to disclosures within the consolidated financial statements.
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

Corebridge | Third Quarter 2025 Form 10-Q 10

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

3. Segment Information
We report our results of operations consistent with the manner in which our Chief Executive Officer, who is the chief operating decision maker (“CODM”), reviews the business to assess performance and allocate resources.
We report our results of operations as five reportable segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities and registered index-linked annuities.
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
–institutional asset management business, which includes managing assets for non-consolidated affiliates
–results of our legacy insurance lines ceded to Fortitude Re; and
–results of our individual variable annuity business that has been or will be reinsured to CSLR.
The closing with respect to the Reinsurance Agreement with AGL occurred on August 1, 2025. Accordingly, retrospectively, effective in the third quarter of 2025, our individual variable annuity business previously reported in the Individual Retirement segment, is now included within Corporate and Other, consistent with how the CODM assesses its performance and allocates its resources. Prior periods presented herein have been recast to conform to the new segment presentation. Additionally, the results of operations from the variable annuity business have been excluded from Adjusted Pre-Tax Operating Income (“APTOI”) as they are not indicative of our ongoing business operations.
The CODM assesses segment performance and allocates capital and resources to the segments based on an evaluation of each segments’ adjusted revenues and adjusted pre-tax operating income (loss) (“APTOI”). Adjusted revenues are derived by excluding certain items from total revenues. APTOI is derived by excluding certain items from income from operations before income tax. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and adjustments that we believe to be common to the industry. Legal entities are attributed to each segment based upon the predominance of activity in that legal entity.
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

Corebridge | Third Quarter 2025 Form 10-Q 11

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
Market Risk Benefits adjustments:
Certain of our variable annuity, fixed annuity and fixed index annuity contracts contain guaranteed minimum withdrawal benefits (“GMWBs”) and/or guaranteed minimum death benefits (“GMDBs”) which are accounted for as MRBs. Changes in the fair value of these MRBs (excluding changes related to our own credit risk), including certain rider fees attributed to the MRBs are excluded from APTOI. MRBs related to the variable annuity business subject to the reinsurance agreements with CSLR are reported in the “Businesses exited through reinsurance” line item.
Businesses exited through reinsurance:
Represents the results of businesses that have been or will be economically exited through reinsurance. This includes MRBs, along with changes in the fair value of derivatives used to hedge MRBs which are recorded through “Change in the fair value of MRBs, net.” The results of operations from these businesses have been excluded from APTOI as they are not indicative of our ongoing business operations.
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

Corebridge | Third Quarter 2025 Form 10-Q 12

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended September 30, 2025
Premiums	$23	$3	$366	$1,547	$—	$—	$1,939	$5	$1,944
Policy fees	80	114	357	52	—	—	603	56	659
Net investment income(a)	1,520	467	323	644	27	(1)	2,980	340	3,320
Net realized gains (losses)(a)(b)	—	—	—	—	(5)	—	(5)	(676)	(681)
Advisory fee and other income	—	96	1	—	12	—	109	65	174
Total adjusted revenues	1,623	680	1,047	2,243	34	(1)	5,626	(210)	5,416
Policyholder benefits	31	3	726	1,821	—	—	2,581	13	2,594
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	299	299
Interest credited to policyholder account balances	881	304	79	257	—	—	1,521	(27)	1,494
Amortization of deferred policy acquisition costs	123	22	84	4	—	—	233	20	253
Non-deferrable insurance commissions	42	32	15	5	1	—	95	36	131
Advisory fee expenses	5	34	—	—	—	—	39	32	71
General operating expenses(c)	90	100	118	22	54	(1)	383	98	481
Interest expense	—	—	—	—	137	(10)	127	8	135
Total benefits and expenses	1,172	495	1,022	2,109	192	(11)	4,979	479	5,458
Noncontrolling interests	—	—	—	—	7	—	7
Adjusted pre-tax operating income (loss)	$451	$185	$25	$134	$(151)	$10	$654
Adjustments to:
Total revenue							(210)
Total expenses							479
Noncontrolling interests							(7)
Income before income tax expense (benefit)							$(42)		$(42)

Three Months Ended September 30, 2024
Premiums	$30	$5	$352	$208	$—	$—	$595	$7	$602
Policy fees	71	113	360	50	—	—	594	134	728
Net investment income (loss)(a)	1,394	478	336	568	(5)	(4)	2,767	529	3,296
Net realized gains (losses)(a)(b)	—	—	—	—	53	—	53	(2,380)	(2,327)
Advisory fee and other income	—	88	81	6	9	—	184	116	300
Total adjusted revenues	1,495	684	1,129	832	57	(4)	4,193	(1,594)	2,599
Policyholder benefits	12	9	687	435	—	—	1,143	6	1,149
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	603	603
Interest credited to policyholder account balances	720	305	84	215	—	—	1,324	34	1,358
Amortization of deferred policy acquisition costs	101	21	82	4	—	—	208	52	260
Non-deferrable insurance commissions	33	30	7	5	—	—	75	66	141
Advisory fee expenses	4	34	1	—	—	—	39	34	73
General operating expenses	78	97	112	19	54	(1)	359	116	475
Interest expense	—	—	—	—	132	(5)	127	6	133
Net (gain) on divestitures	—	—	—	—	—	—	—	1	1
Total benefits and expenses	948	496	973	678	186	(6)	3,275	918	4,193
Noncontrolling interests	—	—	—	—	3	—	3
Adjusted pre-tax operating income (loss)	$547	$188	$156	$154	$(126)	$2	$921
Adjustments to:
Total revenue							(1,594)
Total expenses							918
Noncontrolling interests							(3)
Income before income tax expense (benefit)							$(1,594)		$(1,594)

Corebridge | Third Quarter 2025 Form 10-Q 13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Eliminations	Total Corebridge	Adjustments	Total Consolidated
Nine Months Ended September 30, 2025
Premiums	$71	$7	$1,083	$2,072	$—	$—	$3,233	$28	$3,261
Policy fees	223	327	1,087	153	—	—	1,790	310	2,100
Net investment income(a)	4,458	1,421	994	1,887	61	(16)	8,805	1,042	9,847
Net realized gains (losses)(a)(b)	—	—	—	—	(3)	—	(3)	(4,067)	(4,070)
Advisory fee and other income	—	268	2	2	25	—	297	279	576
Total adjusted revenues	4,752	2,023	3,166	4,114	83	(16)	14,122	(2,408)	11,714
Policyholder benefits	90	10	2,012	2,849	11	—	4,972	61	5,033
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	405	405
Interest credited to policyholder account balances	2,480	901	243	730	—	—	4,354	43	4,397
Amortization of deferred policy acquisition costs	347	65	253	12	—	—	677	126	803
Non-deferrable insurance commissions	125	92	44	15	2	—	278	161	439
Advisory fee expenses	14	97	1	—	—	—	112	93	205
General operating expenses(c)	268	296	347	64	163	(3)	1,135	389	1,524
Interest expense	—	—	—	—	421	(25)	396	24	420
Net (gain) on divestitures	—	—	—	—	—	—	—	—	—
Total benefits and expenses	3,324	1,461	2,900	3,670	597	(28)	11,924	1,302	13,226
Noncontrolling interests	—	—	—	—	8	—	8
Adjusted pre-tax operating income (loss)	$1,428	$562	$266	$444	$(506)	$12	$2,206
Adjustments to:
Total revenue							(2,408)
Total expenses							1,302
Noncontrolling interests							(8)
Income before income tax expense (benefit)							$(1,512)		$(1,512)

Nine Months Ended September 30, 2024
Premiums	$85	$10	$1,117	$2,171	$—	$—	$3,383	$23	$3,406
Policy fees	200	328	1,094	145	—	—	1,767	396	2,163
Net investment income(a)	4,007	1,460	984	1,544	3	(17)	7,981	1,227	9,208
Net realized gains (losses)(a)(b)	—	—	—	—	36	—	36	(3,430)	(3,394)
Advisory fee and other income	—	254	82	8	40	—	384	340	724
Total adjusted revenues	4,292	2,052	3,277	3,868	79	(17)	13,551	(1,444)	12,107
Policyholder benefits	65	10	2,062	2,852	—	—	4,989	16	5,005
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	—	259	259
Interest credited to policyholder account balances	2,002	903	251	571	—	—	3,727	104	3,831
Amortization of deferred policy acquisition costs	295	63	260	10	—	—	628	159	787
Non-deferrable insurance commissions	91	89	42	15	1	—	238	192	430
Advisory fee expenses	13	99	2	—	—	—	114	98	212
General operating expenses	244	305	355	58	177	(1)	1,138	403	1,541
Interest expense	—	—	—	—	401	(15)	386	23	409
Net (gain) on divestitures	—	—	—	—	—	—	—	(245)	(245)
Total benefits and expenses	2,710	1,469	2,972	3,506	579	(16)	11,220	1,009	12,229
Noncontrolling interests	—	—	—	—	78	—	78
Adjusted pre-tax operating income (loss)	$1,582	$583	$305	$362	$(422)	$(1)	$2,409
Adjustments to:
Total revenue							(1,444)
Total expenses							1,009
Noncontrolling interests							(78)
Income before income tax expense (benefit)							$(122)		$(122)
(a)Adjustments include Fortitude Re activity of $(312) million and $(837) million for the three months ended September 30, 2025 and 2024, respectively, and $(511) million and $(379) million for the nine months ended September 30, 2025 and 2024, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
(c)Adjustments include restructuring and other costs. The three and nine months ended September 30, 2025 restructuring and other costs primarily include severance related costs and ongoing modernization initiatives.

Corebridge | Third Quarter 2025 Form 10-Q 14

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

Corebridge | Third Quarter 2025 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$3	$1,312	$—	$—	$—	$1,315
Obligations of states, municipalities and political subdivisions	—	3,762	778	—	—	4,540
Non-U.S. governments	—	4,488	—	—	—	4,488
Corporate debt	—	117,733	420	—	—	118,153
RMBS	—	10,323	5,954	—	—	16,277
CMBS	—	8,645	762	—	—	9,407
CLO	—	6,973	2,111	—	—	9,084
ABS	—	1,885	19,615	—	—	21,500
Total bonds available-for-sale	3	155,121	29,640	—	—	184,764
Other bond securities:
U.S. government and government sponsored entities	—	196	—	—	—	196
Obligations of states, municipalities and political subdivisions	—	34	1	—	—	35
Non-U.S. governments	—	76	—	—	—	76
Corporate debt	—	2,744	205	—	—	2,949
RMBS	—	52	88	—	—	140
CMBS	—	201	16	—	—	217
CLO	—	517	52	—	—	569
ABS	—	65	1,163	—	—	1,228
Total other bond securities	—	3,885	1,525	—	—	5,410
Equity securities	2,270	—	61	—	—	2,331
Other invested assets(b)	—	—	1,528	—	—	1,528
Derivative assets:
Interest rate contracts	—	4,019	21	—	—	4,040
Foreign exchange contracts	—	758	—	—	—	758
Equity contracts	3	7,234	888	—	—	8,125
Credit contracts	—	305	—	—	—	305
Other contracts	—	—	14	—	—	14
Counterparty netting and cash collateral	—	—	—	(9,270)	(3,440)	(12,710)
Total derivative assets	3	12,316	923	(9,270)	(3,440)	532
Short-term investments	758	805	—	—	—	1,563
Market risk benefit assets	—	—	2,466	—	—	2,466
Separate account assets	94,791	2,039	—	—	—	96,830
Total	$97,825	$174,166	$36,143	$(9,270)	$(3,440)	$295,424
Liabilities:
Policyholder contract deposits(c)	$—	$190	$11,805	$—	$—	$11,995
Derivative liabilities:
Interest rate contracts	—	4,575	21	—	—	4,596
Foreign exchange contracts	—	595	—	—	—	595
Equity contracts	3	4,871	113	—	—	4,987
Credit contracts	—	101	—	—	—	101
Other contracts	—	—	1	—	—	1
Counterparty netting and cash collateral	—	—	—	(9,270)	(848)	(10,118)
Total derivative liabilities	3	10,142	135	(9,270)	(848)	162
Fortitude Re funds withheld payable(d)	—	—	3,687	—	—	3,687
Other liabilities	—	(40)	—	—	—	(40)
Market risk benefit liabilities	—	—	7,021	—	—	7,021
Total	$3	$10,292	$22,648	$(9,270)	$(848)	$22,825

Corebridge | Third Quarter 2025 Form 10-Q 16

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

December 31, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$9	$1,359	$—	$—	$—	$1,368
Obligations of states, municipalities and political subdivisions	—	3,916	745	—	—	4,661
Non-U.S. governments	—	3,904	—	—	—	3,904
Corporate debt	—	104,644	1,834	—	—	106,478
RMBS	—	9,739	6,045	—	—	15,784
CMBS	—	8,956	621	—	—	9,577
CLO	—	7,956	2,162	—	—	10,118
ABS	—	1,384	17,566	—	—	18,950
Total bonds available-for-sale	9	141,858	28,973	—	—	170,840
Other bond securities:
U.S. government and government sponsored entities	—	188	—	—	—	188
Obligations of states, municipalities and political subdivisions	—	33	1	—	—	34
Non-U.S. governments	—	27	—	—	—	27
Corporate debt	—	2,727	209	—	—	2,936
RMBS	—	53	98	—	—	151
CMBS	—	206	14	—	—	220
CLO	—	419	59	—	—	478
ABS	—	68	1,160	—	—	1,228
Total other bond securities	—	3,721	1,541	—	—	5,262
Equity securities	15	—	41	—	—	56
Other invested assets(b)	—	—	1,647	—	—	1,647
Derivative assets:
Interest rate contracts	—	2,556	364	—	—	2,920
Foreign exchange contracts	—	1,271	—	—	—	1,271
Equity contracts	1	2,390	654	—	—	3,045
Other contracts	—	1	13	—	—	14
Counterparty netting and cash collateral	—	—	—	(4,494)	(2,563)	(7,057)
Total derivative assets	1	6,218	1,031	(4,494)	(2,563)	193
Short-term investments	351	1,088	—	—	—	1,439
Market risk benefit assets	—	—	1,332	—	—	1,332
Separate account assets	90,400	3,488	—	—	—	93,888
Total	$90,776	$156,373	$34,565	$(4,494)	$(2,563)	$274,657
Liabilities:
Policyholder contract deposits(c)	$—	$120	$9,415	$—	$—	$9,535
Derivative liabilities:
Interest rate contracts	—	3,452	—	—	—	3,452
Foreign exchange contracts	—	268	—	—	—	268
Equity contracts	7	1,530	9	—	—	1,546
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(4,494)	(664)	(5,158)
Total derivative liabilities	7	5,250	11	(4,494)	(664)	110
Fortitude Re funds withheld payable(d)	—	—	2,223	—	—	2,223
Market risk benefit liabilities	—	—	5,616	—	—	5,616
Total	$7	$5,370	$17,265	$(4,494)	$(664)	$17,484
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent), which totaled $6.4 billion and $6.1 billion as of September 30, 2025 and December 31, 2024, respectively.
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

Corebridge | Third Quarter 2025 Form 10-Q 17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and nine months ended September 30, 2025 and 2024 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2025 and 2024:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$761	$(2)	$18	$—	$1	$—	$—	$778	$—	$8
Corporate debt	433	(31)	(15)	59	147	(173)	—	420	—	(16)
RMBS	5,988	26	22	(80)	—	(2)	—	5,954	—	22
CMBS	792	9	11	(114)	64	—	—	762	—	16
CLO	1,987	4	(13)	228	5	(100)	—	2,111	—	(14)
ABS	19,504	(28)	155	(142)	595	(469)	—	19,615	—	130
Total bonds available-for-sale	29,465	(22)	178	(49)	812	(744)	—	29,640	—	146
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	13	—	—	—	192	—	—	205	—	—
RMBS	88	2	—	(2)	—	—	—	88	2	—
CMBS	16	—	—	—	—	—	—	16	—	—
CLO	57	(1)	—	3	—	(7)	—	52	(5)	—
ABS	1,175	12	—	(26)	2	—	—	1,163	11	—
Total other bond securities	1,350	13	—	(25)	194	(7)	—	1,525	8	—
Equity securities	41	11	—	1	8	—	—	61	11	—
Other invested assets	1,662	(20)	(7)	(107)	—	—	—	1,528	(20)	—
Total(a)	$32,518	$(18)	$171	$(180)	$1,014	$(751)	$—	$32,754	$(1)	$146
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$10,704	$948	$—	$153	$—	$—	$—	$11,805	$(170)	$—
Derivative liabilities, net:
Interest rate contracts	(225)	15	—	210	—	—	—	—	(61)	—
Equity contracts	(499)	(145)	—	(131)	—	—	—	(775)	253	—
Other contracts	(13)	(15)	—	15	—	—	—	(13)	15	—
Total derivative liabilities, net(b)	(737)	(145)	—	94	—	—	—	(788)	207	—
Fortitude Re funds withheld payable	3,052	670	—	(36)	—	—	1	3,687	(266)	—
Total(c)	$13,019	$1,473	$—	$211	$—	$—	$1	$14,704	$(229)	$—

Corebridge | Third Quarter 2025 Form 10-Q 18

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other(d)	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$796	$(1)	$55	$—	$—	$—	$—	$850	$—	$53
Corporate debt	1,393	8	44	(46)	241	(89)	—	1,551	—	46
RMBS	6,453	82	242	(20)	—	(144)	—	6,613	—	234
CMBS	529	13	52	(27)	118	(9)	—	676	—	40
CLO	1,772	34	(39)	326	10	(63)	—	2,040	—	(26)
ABS	16,355	148	311	729	77	(2)	—	17,618	—	315
Total bonds available-for-sale	27,298	284	665	962	446	(307)	—	29,348	—	662
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	195	7	—	—	3	—	—	205	7	—
RMBS	103	5	—	(1)	—	(2)	—	105	4	—
CMBS	17	1	—	(4)	—	—	—	14	1	—
CLO	61	(1)	—	8	—	(7)	—	61	(1)	—
ABS	1,193	45	—	11	1	—	—	1,250	32	—
Total other bond securities	1,570	57	—	14	4	(9)	—	1,636	43	—
Equity securities	48	—	—	—	—	—	(7)	41	—	—
Other invested assets	1,655	17	15	130	—	—	—	1,817	15	—
Total(a)	$30,571	$358	$680	$1,106	$450	$(316)	$(7)	$32,842	$58	$662

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,036	$953	$—	$100	$—	$—	$—	$10,089	$(262)	$—
Derivative liabilities, net:
Interest rate contracts	(423)	76	—	(2)	—	—	6	(343)	(76)	—
Equity contracts	(1,023)	(364)	—	56	—	—	(1)	(1,332)	305	—
Other contracts	(12)	(15)	—	15	—	—	1	(11)	14	—
Total derivative liabilities, net(b)	(1,458)	(303)	—	69	—	—	6	(1,686)	243	—
Fortitude Re funds withheld payable	1,913	1,509	—	(81)	—	—	—	3,341	(861)	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$9,491	$2,159	$—	$88	$—	$—	$6	$11,744	$(880)	$—

Corebridge | Third Quarter 2025 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$745	$(3)	$15	$(4)	$25	$—	$—	$778	$—	$(3)
Corporate debt	1,834	(36)	19	129	484	(2,010)	—	420	—	(7)
RMBS	6,045	149	86	(229)	80	(177)	—	5,954	—	94
CMBS	621	19	33	(134)	223	—	—	762	—	35
CLO	2,162	20	(8)	290	7	(360)	—	2,111	—	(8)
ABS	17,566	201	427	784	1,155	(518)	—	19,615	—	331
Total bonds available-for-sale	28,973	350	572	836	1,974	(3,065)	—	29,640	—	442
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	209	(2)	—	(14)	199	(187)	—	205	(2)	—
RMBS	98	5	—	(7)	—	(8)	—	88	5	—
CMBS	14	2	—	—	—	—	—	16	2	—
CLO	59	(1)	—	7	—	(13)	—	52	(5)	—
ABS	1,160	37	—	(36)	2	—	—	1,163	20	—
Total other bond securities	1,541	41	—	(50)	201	(208)	—	1,525	20	—
Equity securities	41	11	—	1	8	—	—	61	11	—
Other invested assets	1,647	(11)	46	(114)	—	(40)	—	1,528	5	—
Total(a)	$32,202	$391	$618	$673	$2,183	$(3,313)	$—	$32,754	$36	$442

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,415	$1,841	$—	$549	$—	$—	$—	$11,805	$86	$—
Derivative liabilities, net:
Interest rate contracts	(364)	105	—	259	—	—	—	—	—	—
Equity contracts	(645)	42	—	(172)	—	—	—	(775)	173	—
Other contracts	(11)	(49)	—	47	—	—	—	(13)	48	—
Total derivative liabilities, net(b)	(1,020)	98	—	134	—	—	—	(788)	221	—
Fortitude Re funds withheld payable	2,223	1,517	—	(104)	—	—	51	3,687	(509)	—
Total(c)	$10,618	$3,456	$—	$579	$—	$—	$51	$14,704	$(202)	$—

Corebridge | Third Quarter 2025 Form 10-Q 20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$844	$(1)	$8	$(1)	$—	$—	$—	$850	$—	$4
Corporate debt	1,357	9	47	(116)	668	(414)	—	1,551	—	5
RMBS	5,854	224	218	592	21	(294)	(2)	6,613	—	211
CMBS	608	11	101	(154)	245	(135)	—	676	—	45
CLO	1,843	31	20	404	42	(300)	—	2,040	—	20
ABS	12,906	338	474	3,318	916	(334)	—	17,618	—	459
Total bonds available-for-sale	23,412	612	868	4,043	1,892	(1,477)	(2)	29,348	—	744
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	167	23	—	10	5	—	—	205	23	—
RMBS	107	7	—	(7)	—	(2)	—	105	5	—
CMBS	17	1	—	(4)	—	—	—	14	1	—
CLO	69	(1)	—	1	—	(8)	—	61	—	—
ABS	962	79	—	192	21	(4)	—	1,250	47	—
Total other bond securities	1,323	109	—	192	26	(14)	—	1,636	76	—
Equity securities	42	1	—	5	—	—	(7)	41	—	—
Other invested assets	1,850	(65)	4	88	—	(44)	(16)	1,817	(72)	—
Total(a)	$26,627	$657	$872	$4,328	$1,918	$(1,535)	$(25)	$32,842	$4	$744
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$7,942	$1,677	$—	$470	$—	$—	$—	$10,089	$(74)	$—
Derivative liabilities, net:
Interest rate contracts	(449)	(151)	—	(82)	—	—	339	(343)	234	—
Equity contracts	(761)	(512)	—	(72)	—	—	13	(1,332)	476	—
Other contracts	(10)	(45)	—	44	—	—	—	(11)	44	—
Total derivative liabilities, net(b)	(1,220)	(708)	—	(110)	—	—	352	(1,686)	754	—
Fortitude Re funds withheld payable	2,182	1,451	—	(292)	—	—	—	3,341	(395)	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$8,904	$2,420	$—	$68	$—	$—	$352	$11,744	$285	$—
(a)Excludes MRB assets of $2.5 billion at September 30, 2025 and $1.2 billion at September 30, 2024. See Note 14 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $7.0 billion at September 30, 2025 and $6.3 billion at September 30, 2024. See Note 14 for additional information.

Corebridge | Third Quarter 2025 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended September 30, 2025
Assets:
Bonds available-for-sale	$—	$35	$(57)	$—	$(22)
Other bond securities	—	13	—	—	13
Equity securities	—	11	—	—	11
Other invested assets	—	(20)	—	—	(20)
Three Months Ended September 30, 2024
Assets:
Bonds available-for-sale	$—	$239	$45	$—	$284
Other bond securities	—	57	—	—	57
Equity securities	—	—	—	—	—
Other invested assets	—	14	3	—	17
Nine Months Ended September 30, 2025
Assets:
Bonds available-for-sale	$—	$332	$18	$—	$350
Other bond securities	—	41	—	—	41
Equity securities	—	11	—	—	11
Other invested assets	—	1	(12)	—	(11)
Nine Months Ended September 30, 2024
Assets:
Bonds available-for-sale	$—	$598	$14	$—	$612
Other bond securities	—	109	—	—	109
Equity securities	—	1	—	—	1
Other invested assets	—	(70)	5	—	(65)
Three Months Ended September 30, 2025
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(948)	$—	$(948)
Derivative liabilities, net	15	—	130	—	145
Fortitude Re funds withheld payable	—	—	(670)	—	(670)
Market risk benefit liabilities, net(c)	—	—	1	(58)	(57)
Three Months Ended September 30, 2024
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(953)	$—	$(953)
Derivative liabilities, net	15	—	285	3	303
Fortitude Re funds withheld payable	—	—	(1,509)	—	(1,509)
Market risk benefit liabilities, net(c)	—	—	(4)	(609)	(613)
Nine Months Ended September 30, 2025
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(1,841)	$—	$(1,841)
Derivative liabilities, net	47	—	(145)	—	(98)
Fortitude Re funds withheld payable	—	—	(1,517)	—	(1,517)
Market risk benefit liabilities, net(c)	—	—	(2)	(103)	(105)
Nine Months Ended September 30, 2024
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(1,677)	$—	$(1,677)
Derivative liabilities, net	44	—	724	(60)	708
Fortitude Re funds withheld payable	—	—	(1,451)	—	(1,451)
Market risk benefit liabilities, net(c)	—	—	—	589	589
(a)The portion of the fair value change attributable to our own credit risk is recognized in Other comprehensive income (loss) (“OCI”).
(b)Primarily embedded derivatives.
(c)Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | Third Quarter 2025 Form 10-Q 22

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and nine months ended September 30, 2025 and 2024 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Three Months Ended September 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$29	$(29)	$—	$—
Corporate debt	92	(1)	(32)	59
RMBS	105	(2)	(183)	(80)
CMBS	—	(11)	(103)	(114)
CLO	292	—	(64)	228
ABS	2,184	(856)	(1,470)	(142)
Total bonds available-for-sale	2,702	(899)	(1,852)	(49)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	—	—	—	—
RMBS	1	(1)	(2)	(2)
CMBS	—	—	—	—
CLO	5	—	(2)	3
ABS	6	—	(32)	(26)
Total other bond securities	12	(1)	(36)	(25)
Equity securities	1	—	—	1
Other invested assets	52	—	(159)	(107)
Total assets*	$2,767	$(900)	$(2,047)	$(180)
Liabilities:
Policyholder contract deposits	$—	$625	$(472)	$153
Derivative liabilities, net	—	—	94	94
Fortitude Re funds withheld payable	—	—	(36)	(36)
Total liabilities	$—	$625	$(414)	$211

Corebridge | Third Quarter 2025 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Three Months Ended September 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$12	$(12)	$—	$—
Corporate debt	300	(271)	(75)	(46)
RMBS	405	(191)	(234)	(20)
CMBS	48	(62)	(13)	(27)
CLO	837	(151)	(360)	326
ABS	1,585	(353)	(503)	729
Total bonds available-for-sale	3,187	(1,040)	(1,185)	962
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	—	—	—	—
RMBS	—	—	(1)	(1)
CMBS	—	(4)	—	(4)
CLO	8	—	—	8
ABS	119	(36)	(72)	11
Total other bond securities	127	(40)	(73)	14
Equity securities	—	—	—	—
Other invested assets	138	—	(8)	130
Total assets*	$3,452	$(1,080)	$(1,266)	$1,106
Liabilities:
Policyholder contract deposits	$—	$420	$(320)	$100
Derivative liabilities, net	—	—	69	69
Fortitude Re funds withheld payable	—	—	(81)	(81)
Total liabilities	$—	$420	$(332)	$88

Nine Months Ended September 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$64	$(67)	$(1)	$(4)
Corporate debt	466	(107)	(230)	129
RMBS	384	(62)	(551)	(229)
CMBS	12	(30)	(116)	(134)
CLO	618	—	(328)	290
ABS	5,056	(1,460)	(2,812)	784
Total bonds available-for-sale	6,600	(1,726)	(4,038)	836
Other bond securities:
Corporate debt	10	(12)	(12)	(14)
RMBS	26	(26)	(7)	(7)
CMBS	1	(1)	—	—
CLO	11	—	(4)	7
ABS	82	(17)	(101)	(36)
Total other bond securities	130	(56)	(124)	(50)
Equity securities	1	—	—	1
Other invested assets	212	—	(326)	(114)
Total assets*	$6,943	$(1,782)	$(4,488)	$673
Liabilities:
Policyholder contract deposits	$—	$1,483	$(934)	$549
Derivative liabilities, net	—	—	134	134
Fortitude Re funds withheld payable	—	—	(104)	(104)
Total liabilities	$—	$1,483	$(904)	$579

Corebridge | Third Quarter 2025 Form 10-Q 24

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Nine Months Ended September 30, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$12	$(12)	$(1)	$(1)
Corporate debt	369	(279)	(206)	(116)
RMBS	1,444	(240)	(612)	592
CMBS	57	(92)	(119)	(154)
CLO	1,057	(153)	(500)	404
ABS	5,276	(456)	(1,502)	3,318
Total bonds available-for-sale	8,215	(1,232)	(2,940)	4,043
Other bond securities:
Corporate debt	10	—	—	10
RMBS	—	—	(7)	(7)
CMBS	—	(4)	—	(4)
CLO	17	—	(16)	1
ABS	376	(36)	(148)	192
Total other bond securities	403	(40)	(171)	192
Equity securities	7	(2)	—	5
Other invested assets	227	—	(139)	88
Total assets*	$8,852	$(1,274)	$(3,250)	$4,328
Liabilities:
Policyholder contract deposits	$—	$1,144	$(674)	$470
Derivative liabilities, net	—	—	(110)	(110)
Fortitude Re funds withheld payable	—	—	(292)	(292)
Total liabilities	$—	$1,144	$(1,076)	$68
*There were no issuances during the three and nine months ended September 30, 2025 and 2024 for invested assets.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2025 and 2024 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $15 million and $(4) million of net gains (losses) related to assets transferred into Level 3 during the three months ended September 30, 2025 and 2024, respectively, and $(15) million and $(9) million of net gains (losses) related to assets transferred into Level 3 during the nine months ended September 30, 2025 and 2024, respectively, and includes $(25) million and $(3) million of net gains (losses) related to assets transferred out of Level 3 during the three months ended September 30, 2025 and 2024, respectively, and $(9) million and $10 million of net gains (losses) related to assets transferred out of Level 3 during the nine months ended September 30, 2025 and 2024, respectively.
Transfers of Level 3 Assets
During the three and nine months ended September 30, 2025 and 2024, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage backed securities (“CMBS”), collateralized loan obligations (“CLO”) and other asset-backed securities (“ABS”). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

Corebridge | Third Quarter 2025 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

During the three and nine months ended September 30, 2025 and 2024, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO, ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and nine months ended September 30, 2025 and 2024.
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

(in millions)	Fair Value at September 30, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$754	Discounted cash flow	Yield	5.45% - 5.76% (5.61%)
Corporate debt	$454	Discounted cash flow	Yield	4.92% - 6.06% (5.49%)
RMBS(c)	$2,955	Discounted cash flow	Prepayment speed	4.09% - 7.55% (5.82%)
			Default rate	0.43% - 1.97% (1.20%)
			Yield	5.09% - 6.09% (5.59%)
			Loss severity	39.65% - 81.60% (60.63%)
CLO(c)	$1,991	Discounted cash flow	Yield	5.04% - 6.32% (5.68%)
ABS(c)	$17,041	Discounted cash flow	Yield	4.80% - 7.05% (5.93%)
CMBS	$771	Discounted cash flow	Yield	4.04% - 20.59% (12.31%)
Market risk benefit assets	$2,466	Discounted cash flow	Equity volatility	5.95% - 47.05%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.00% - 2.16%

Corebridge | Third Quarter 2025 Form 10-Q 26

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at September 30, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,599	Discounted cash flow	Equity volatility	5.95% - 47.05%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.00% - 2.16%
Fixed annuities guaranteed benefits	$1,753	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.00% - 2.16%
Fixed index annuities guaranteed benefits	$3,669	Discounted cash flow	Equity volatility	5.95% - 47.05%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.00% - 2.16%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities and registered index-linked annuities(i)	$10,488	Discounted cash flow	Equity volatility	5.95% - 47.05%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.00% - 2.16%
Index universal life	$1,317	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.88% - 19.86%
			NPA(h)	0.00% - 2.16%

Corebridge | Third Quarter 2025 Form 10-Q 27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$746	Discounted cash flow	Yield	5.53% - 5.88% (5.70%)
Corporate debt	$1,822	Discounted cash flow	Yield	4.94% - 10.38% (7.35%)
RMBS(c)	$2,892	Discounted cash flow	Prepayment speed	3.92% - 8.91% (6.42%)
			Default rate	0.57% - 2.32% (1.45%)
			Yield	5.75% - 6.90% (6.33%)
			Loss severity	40.19% - 80.78% (60.49%)
CLO(c)	$2,104	Discounted cash flow	Yield	6.13% - 7.40% (6.77%)
ABS(c)	$15,888	Discounted cash flow	Yield	5.10% - 7.83% (6.47%)
CMBS	$607	Discounted cash flow	Yield	4.80% - 20.87% (12.56%)
Market risk benefit assets	$1,332	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,424	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Fixed annuities guaranteed benefits	$1,359	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(g)	0.27% - 2.65%
Fixed index annuities guaranteed benefits	$2,833	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities and registered index-linked annuities(i)	$8,407	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Index universal life	$1,008	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.85% - 19.63%
			NPA(h)	0.27% - 2.65%

Corebridge | Third Quarter 2025 Form 10-Q 28

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
(h)The NPA applied as a spread over risk-free curve for discounting. As of September 30, 2025, the NPA for ceded market risk benefits includes the NPA of CSLR.
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $2.1 billion and $1.8 billion at September 30, 2025 and December 31, 2024, respectively.
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
MRBs and Embedded Derivatives within Policyholder Contract Deposits
For MRBs (including ceded MRBs) and embedded derivatives, the assumptions for unobservable inputs vary throughout the period over which cash flows are projected for valuation purposes. The following are applicable unobservable inputs:
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

Corebridge | Third Quarter 2025 Form 10-Q 29

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

Corebridge | Third Quarter 2025 Form 10-Q 30

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

INVESTMENTS IN CERTAIN ENTITIES CARRIED AT FAIR VALUE USING NET ASSET VALUE PER SHARE
The following table includes information related to our investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring basis, we use the net asset value per share to measure fair value:

		September 30, 2025		December 31, 2024
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,935	$2,057	$2,744	$1,691
Real estate	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	1,305	408	1,179	551
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	195	64	199	73
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	483	133	481	91
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	96	46	107	47
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	1,300	256	1,224	195
Total private equity funds		6,314	2,964	5,934	2,648
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	5	—	5	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	108	—	174	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	—	—	1	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	13	—	30	—
Total hedge funds		126	—	210	—
Total		$6,440	$2,964	$6,144	$2,648
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

Corebridge | Third Quarter 2025 Form 10-Q 31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Assets:
Other bond securities(a)	$157	$252	$397	$427
Alternative investments(b)	64	90	295	199
Total assets	221	342	692	626
Liabilities:
Policyholder contract deposits(c)	—	(4)	(2)	(1)
Total liabilities	—	(4)	(2)	(1)
Total gain (loss)	$221	$338	$690	$625
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
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2025	2024	2025	2024
September 30, 2025
Other investments	$—	$—	$70	$70	$12	$5	$42	$51
Total	$—	$—	$70	$70	$12	$5	$42	$51
December 31, 2024
Other investments	$—	$—	$117	$117
Total	$—	$—	$117	$117

Corebridge | Third Quarter 2025 Form 10-Q 32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
September 30, 2025
Assets:
Mortgage and other loans receivable	$—	$27	$51,598	$51,625	$53,964
Other invested assets	—	301	—	301	301
Short-term investments	—	3,080	—	3,080	3,080
Cash	316	—	—	316	316
Other assets*	—	1	2,188	2,189	2,528
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	53	157,445	157,498	162,010
Fortitude Re funds withheld payable	—	—	20,296	20,296	20,296
Other liabilities	—	3,700	55	3,755	3,749
Short-term and long-term debt	—	9,209	—	9,209	9,357
Debt of consolidated investment entities	—	27	1,468	1,495	1,659
Separate account liabilities - investment contracts	—	92,133	—	92,133	92,133
December 31, 2024
Assets:
Mortgage and other loans receivable	$—	$21	$49,560	$49,581	$52,768
Other invested assets	—	279	—	279	279
Short-term investments	—	3,542	—	3,542	3,542
Cash	806	—	—	806	806
Other assets	13	1	—	14	14
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	69	146,345	146,414	151,082
Fortitude Re funds withheld payable	—	—	22,068	22,068	22,068
Other liabilities	—	3,027	—	3,027	3,027
Short-term and long-term debt	—	10,083	—	10,083	10,454
Debt of consolidated investment entities	—	29	1,772	1,801	1,938
Separate account liabilities - investment contracts	—	89,802	—	89,802	89,802
*    Primarily includes balances related to reinsurance deposit assets.

Corebridge | Third Quarter 2025 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE-FOR-SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs	Allowance for Credit Losses(a)	Gross Unrealized Gains(b)	Gross Unrealized Losses(b)	Fair Value
September 30, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,619	$—	$11	$(315)	$1,315
Obligations of states, municipalities and political subdivisions	5,189	—	31	(680)	4,540
Non-U.S. governments	5,031	—	74	(617)	4,488
Corporate debt	130,253	(76)	2,042	(14,066)	118,153
Mortgage-backed, asset-backed and collateralized:
RMBS	16,218	(8)	686	(619)	16,277
CMBS	9,873	(21)	80	(525)	9,407
CLO	9,008	(3)	115	(36)	9,084
ABS	21,757	(5)	261	(513)	21,500
Total mortgage-backed, asset-backed and collateralized	56,856	(37)	1,142	(1,693)	56,268
Total bonds available-for-sale	$198,948	$(113)	$3,300	$(17,371)	$184,764

December 31, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,698	$—	$7	$(337)	$1,368
Obligations of states, municipalities and political subdivisions	5,479	—	20	(838)	4,661
Non-U.S. governments	4,734	—	26	(856)	3,904
Corporate debt	123,134	(86)	927	(17,497)	106,478
Mortgage-backed, asset-backed and collateralized:
RMBS	16,077	(15)	562	(840)	15,784
CMBS	10,260	(18)	73	(738)	9,577
CLO	10,020	—	156	(58)	10,118
ABS	19,656	—	146	(852)	18,950
Total mortgage-backed, asset-backed and collateralized	56,013	(33)	937	(2,488)	54,429
Total bonds available-for-sale	$191,058	$(119)	$1,917	$(22,016)	$170,840
(a)Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)Includes mark-to-market movement (“MTM”) relating to embedded derivatives.

Corebridge | Third Quarter 2025 Form 10-Q 34

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

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*
September 30, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$21	$1	$887	$314	$908	$315
Obligations of states, municipalities and political subdivisions	350	44	3,407	636	3,757	680
Non-U.S. governments	337	45	2,620	572	2,957	617
Corporate debt	13,596	1,388	56,200	12,660	69,796	14,048
RMBS	1,789	150	4,366	456	6,155	606
CMBS	770	16	5,020	503	5,790	519
CLO	2,335	25	593	10	2,928	35
ABS	2,551	51	6,289	462	8,840	513
Total bonds available-for-sale	$21,749	$1,720	$79,382	$15,613	$101,131	$17,333

December 31, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$264	$17	$676	$320	$940	$337
Obligations of states, municipalities and political subdivisions	645	46	3,504	792	4,149	838
Non-U.S. governments	922	76	2,587	780	3,509	856
Corporate debt	24,777	2,176	60,591	15,291	85,368	17,467
RMBS	3,164	101	4,964	716	8,128	817
CMBS	839	32	5,665	700	6,504	732
CLO	1,293	31	935	27	2,228	58
ABS	3,620	86	7,711	766	11,331	852
Total bonds available-for-sale	$35,524	$2,565	$86,633	$19,392	$122,157	$21,957
*Includes mark to market movement relating to embedded derivatives.
At September 30, 2025, we held 11,037 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 9,348 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2024, we held 14,190 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 11,054 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2025 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available-for-Sale
The following table presents the amortized cost and fair value of fixed maturity securities available-for-sale by contractual maturity:

	Total Fixed Maturity Securities Available-for-sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
September 30, 2025
Due in one year or less	$3,247	$3,243
Due after one year through five years	24,136	24,125
Due after five years through ten years	30,882	30,762
Due after ten years	83,751	70,366
Mortgage-backed, asset-backed and collateralized	56,819	56,268
Total	$198,835	$184,764
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Corebridge | Third Quarter 2025 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$37	$(66)	$25	$(113)	$68	$(771)	$40	$(1,012)
For the three and nine months ended September 30, 2025, the aggregate fair value of available-for-sale securities sold was $4.1 billion and $11.0 billion, respectively, which resulted in Net realized gains (losses) of $(29) million and $(703) million, respectively. Included within the Net realized gains (losses) are $0 million and $(20) million of realized gains (losses) for the three and nine months ended September 30, 2025, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
For the three and nine months ended September 30, 2024, the aggregate fair value of available-for-sale securities sold was $0.7 billion and $5.7 billion, respectively, which resulted in Net realized gains (losses) of $(88) million and $(972) million, respectively. Included within the Net realized gains (losses) are $(1) million and $(72) million of realized gains (losses) for the three and nine months ended September 30, 2024, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	September 30, 2025		December 31, 2024
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$196	3%	$188	4%
Obligations of states, municipalities and political subdivisions	35	—	34	1
Non-U.S. governments	76	1	27	1
Corporate debt	2,949	38	2,936	54
Mortgage-backed, asset-backed and collateralized:
RMBS	140	2	151	3
CMBS	217	3	220	4
CLO	569	7	478	9
ABS	1,228	16	1,228	23
Total mortgage-backed, asset-backed and collateralized	2,154	28	2,077	39
Total fixed maturity securities	5,410	70	5,262	99
Equity securities	2,331	30	56	1
Total	$7,741	100%	$5,318	100%

Corebridge | Third Quarter 2025 Form 10-Q 36

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	September 30, 2025	December 31, 2024
Alternative investments(a)(b)	$7,996	$7,829
Investment real estate(c)	1,169	1,426
All other investments(d)	1,112	596
Total	$10,277	$9,851
(a)At September 30, 2025, included hedge funds of $125 million and private equity funds of $7.9 billion. At December 31, 2024, included hedge funds of $210 million and private equity funds of $7.6 billion.
(b)All liquid hedge fund investments have been redeemed. The remaining investments, excluding those in the modco agreement with Fortitude Re, are in illiquid and/or side pocket vehicles whose liquidation horizons are uncertain and likely to extend over the coming quarters and/or years.
(c)Net of accumulated depreciation of $480 million and $528 million as of September 30, 2025 and December 31, 2024, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at September 30, 2025 and December 31, 2024, respectively.
Other Invested Assets – Equity Method Investments
The carrying amount of equity method investments totaled $2.7 billion and $2.6 billion as of September 30, 2025 and December 31, 2024, respectively, representing various ownership percentages each period.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended September 30,
Available-for-sale fixed maturity securities, including short-term investments	$2,316	$165	$2,481	$2,202	$182	$2,384
Other fixed maturity securities	15	142	157	22	230	252
Equity securities	38	—	38	2	—	2
Interest on mortgage and other loans	682	42	724	657	47	704
Alternative investments*	47	25	72	59	60	119
Real estate	12	—	12	7	3	10
Other investments	22	—	22	13	1	14
Total investment income	3,132	374	3,506	2,962	523	3,485
Investment expenses	180	6	186	181	8	189
Net investment income	$2,952	$368	$3,320	$2,781	$515	$3,296

Nine Months Ended September 30,
Available-for-sale fixed maturity securities, including short-term investments	$6,830	$509	$7,339	$6,560	$560	$7,120
Other fixed maturity securities	55	342	397	48	379	427
Equity securities	66	—	66	5	—	5
Interest on mortgage and other loans	2,041	128	2,169	1,829	143	1,972
Alternative investments*	296	84	380	59	119	178
Real estate	24	—	24	29	(5)	24
Other investments	27	—	27	40	1	41
Total investment income	9,339	1,063	10,402	8,570	1,197	9,767
Investment expenses	534	21	555	534	25	559
Net investment income	$8,805	$1,042	$9,847	$8,036	$1,172	$9,208
*Included income from hedge funds and private equity funds. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

Corebridge | Third Quarter 2025 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended September 30,
Sales of fixed maturity securities	$(29)	$—	$(29)	$(87)	$(1)	$(88)
Intent to sell	—	—	—	—	—	—
Change in allowance for credit losses on fixed maturity securities	(36)	(10)	(46)	(85)	—	(85)
Change in allowance for credit losses on loans	(22)	—	(22)	(15)	2	(13)
Foreign exchange transactions, net of related hedges	227	6	233	(354)	18	(336)
Index-Linked interest credited embedded derivatives, net of related hedges	(75)	—	(75)	(285)	—	(285)
All other derivatives and hedge accounting(b)	(36)	(13)	(49)	(195)	131	(64)
Sales of alternative investments and real estate investments	14	8	22	58	7	65
Other	(44)	(1)	(45)	(12)	—	(12)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(1)	(10)	(11)	(975)	157	(818)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(670)	(670)	—	(1,509)	(1,509)
Net realized losses	$(1)	$(680)	$(681)	$(975)	$(1,352)	$(2,327)

Nine Months Ended September 30,
Sales of fixed maturity securities	$(683)	$(20)	$(703)	$(900)	$(72)	$(972)
Intent to sell(a)	(250)	—	(250)	(15)	(32)	(47)
Change in allowance for credit losses on fixed maturity securities	(97)	(22)	(119)	(197)	(7)	(204)
Change in allowance for credit losses on loans	(24)	3	(21)	(63)	(1)	(64)
Foreign exchange transactions, net of related hedges	(339)	16	(323)	(253)	18	(235)
Index-Linked interest credited embedded derivatives, net of related hedges	(611)	—	(611)	(367)	—	(367)
All other derivatives and hedge accounting(b)	(452)	3	(449)	(72)	(9)	(81)
Sales of alternative investments and real estate investments	17	4	21	89	3	92
Other	(78)	(20)	(98)	(65)	—	(65)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(2,517)	(36)	(2,553)	(1,843)	(100)	(1,943)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(1,517)	(1,517)	—	(1,451)	(1,451)
Net realized losses	$(2,517)	$(1,553)	$(4,070)	$(1,843)	$(1,551)	$(3,394)
(a)Includes the impairment of fixed maturity securities in second quarter 2025 that Corebridge transferred or sold in conjunction with the Reinsurance Agreements discussed in Note 1.
(b)Derivative activity related to hedging certain MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$2,405	$7,030	$6,009	$4,721
Other investments	—	—	—	3
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$2,405	$7,030	$6,009	$4,724

Corebridge | Third Quarter 2025 Form 10-Q 38

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

	2025			2024
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Three Months Ended September 30,
Net gains (losses) recognized during the period on equity securities and other investments	$38	$81	$119	$2	$142	$144
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	19	5	24	(4)	2	(2)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$19	$76	$95	$6	$140	$146

Nine Months Ended September 30,
Net gains recognized during the period on equity securities and other investments	$66	$366	$432	$5	$295	$300
Less: Net gains recognized during the period on equity securities and other investments sold during the period	51	1	52	12	6	18
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$15	$365	$380	$(7)	$289	$282
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

	2025			2024
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Three Months Ended September 30,
Balance, beginning of period	$18	$73	$91	$38	$57	$95
Additions:
Securities for which allowance for credit losses were not previously recorded	17	29	46	5	52	57
Reductions:
Securities sold during the period	—	(3)	(3)	(3)	—	(3)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	—	—	—	(4)	32	28
Write-offs charged against the allowance	—	(25)	(25)	(5)	(11)	(16)
Other	2	2	4	(1)	(1)	(2)
Balance, end of period	$37	$76	$113	$30	$129	$159
Nine Months Ended September 30,
Balance, beginning of year	$33	$86	$119	$55	$73	$128
Additions:
Securities for which allowance for credit losses were not previously recorded	18	111	129	19	83	102
Reductions:
Securities sold during the period	—	(14)	(14)	(18)	(11)	(29)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	(9)	(1)	(10)	42	60	102
Write-offs charged against the allowance	(7)	(108)	(115)	(68)	(76)	(144)
Other	2	2	4	—	—	—
Balance, end of period	$37	$76	$113	$30	$129	$159

Corebridge | Third Quarter 2025 Form 10-Q 39

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
We did not purchase securities with more-than-insignificant credit deterioration since their origination during the nine months ended September 30, 2025 and 2024.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	September 30, 2025	December 31, 2024
Fixed maturity securities available-for-sale	$3,607	$2,921
At September 30, 2025 and December 31, 2024, amounts borrowed under repurchase and securities lending agreements totaled $3.7 billion and $3.0 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
September 30, 2025
Bonds available-for-sale:
Corporate debt	$6	$473	$—	$—	$—	$479
Total	$6	$473	$—	$—	$—	$479
December 31, 2024
Bonds available-for-sale:
Corporate debt	$12	$675	$—	$—	$—	$687
Total	$12	$675	$—	$—	$—	$687

Corebridge | Third Quarter 2025 Form 10-Q 40

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Securities Lending Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
September 30, 2025
Bonds available for sale:
Non-U.S. government	$—	$11	$—	$—	$—	$11
Corporate debt	—	3,117	—	—	—	3,117
Total	$—	$3,128	$—	$—	$—	$3,128
December 31, 2024
Bonds available-for-sale:
Corporate debt	$—	$2,234	$—	$—	$—	$2,234
Total	$—	$2,234	$—	$—	$—	$2,234
There were $0 million and $120 million of reverse repurchase agreements at September 30, 2025 and December 31, 2024, respectively.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $11.5 billion and $9.5 billion at September 30, 2025 and December 31, 2024, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLB”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $300 million and $279 million of stock in FHLBs at September 30, 2025 and December 31, 2024, respectively. In addition, our subsidiaries have pledged securities available-for-sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $3.1 billion and $5.6 billion, respectively, at September 30, 2025 and $4.2 billion and $3.2 billion, respectively, at December 31, 2024.
Certain GICs recorded in policyholder contract deposits with a carrying value of $106 million and $47 million at September 30, 2025 and December 31, 2024, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $102 million and $62 million at September 30, 2025 and December 31, 2024, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $620 million and $546 million at September 30, 2025 and December 31, 2024, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modco with funds withheld.

Corebridge | Third Quarter 2025 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	September 30, 2025	December 31, 2024
Commercial mortgages(a)	$37,020	$35,795
Residential mortgages	13,040	12,735
Life insurance policy loans	1,705	1,726
Commercial loans, other loans and notes receivable(b)	2,917	3,283
Total mortgage and other loans receivable	54,682	53,539
Allowance for credit losses(c)	(718)	(771)
Mortgage and other loans receivable, net	$53,964	$52,768
(a)Commercial mortgages primarily represent loans for apartments, offices and industrial properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 17% and 10%, respectively, at September 30, 2025, and 18% and 10%, respectively, at December 31, 2024). The weighted average loan-to-value ratio for NY and CA was 67% and 56% at September 30, 2025, respectively, and 65% and 56% at December 31, 2024, respectively. The debt service coverage ratio for NY and CA was 1.9X and 2.1X at September 30, 2025, respectively, and 1.9X and 2.1X at December 31, 2024, respectively.
(b)There were no loans that were held for sale which are carried at lower of cost or market as of September 30, 2025 and December 31, 2024.
(c)Does not include allowance for credit losses of $17 million and $20 million at September 30, 2025 and December 31, 2024, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of September 30, 2025, $126 million and $0.9 billion of residential mortgage loans and commercial mortgage loans, respectively, are in nonaccrual status. As of December 31, 2024, $93 million and $1.0 billion of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of September 30, 2025, accrued interest receivable was $79 million and $177 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2024, accrued interest receivable was $71 million and $154 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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
CREDIT QUALITY OF COMMERCIAL AND RESIDENTIAL MORTGAGES
The following table presents debt service coverage ratios for commercial mortgages by year of vintage*:

September 30, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
>1.2X	$2,934	$4,166	$1,739	$6,322	$2,337	$14,702	$32,200
1.00 - 1.20X	207	211	268	807	138	2,005	3,636
<1.00X	—	—	23	42	92	1,027	1,184
Total commercial mortgages	$3,141	$4,377	$2,030	$7,171	$2,567	$17,734	$37,020
December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
>1.2X	$3,997	$2,275	$6,429	$2,589	$1,247	$14,763	$31,300
1.00 - 1.20X	542	284	825	88	214	1,413	3,366
<1.00X	—	—	25	—	—	1,104	1,129
Total commercial mortgages	$4,539	$2,559	$7,279	$2,677	$1,461	$17,280	$35,795
*The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X and 1.9X for the periods ended September 30, 2025 and December 31, 2024, respectively. The debt service coverage ratios are updated when additional relevant information becomes available.

Corebridge | Third Quarter 2025 Form 10-Q 42

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents loan-to-value ratios for commercial mortgages by year of vintage*:

September 30, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
Less than 65%	$2,659	$3,948	$1,806	$4,588	$1,907	$10,994	$25,902
65% to 75%	482	429	201	2,133	404	4,661	8,310
76% to 80%	—	—	—	19	—	493	512
Greater than 80%	—	—	23	431	256	1,586	2,296
Total commercial mortgages	$3,141	$4,377	$2,030	$7,171	$2,567	$17,734	$37,020
December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
Less than 65%	$3,726	$2,234	$4,915	$2,001	$701	$10,903	$24,480
65% to 75%	813	325	2,084	323	556	3,841	7,942
76% to 80%	—	—	—	220	—	592	812
Greater than 80%	—	—	280	133	204	1,944	2,561
Total commercial mortgages	$4,539	$2,559	$7,279	$2,677	$1,461	$17,280	$35,795
*The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at September 30, 2025 and 60% at December 31, 2024. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
September 30, 2025
Credit Quality Performance Indicator:
In good standing	591	$13,859	$7,886	$4,180	$7,559	$1,986	$1,012	$36,482	99%
90 days or less delinquent	—	—	—	—	—	—	—	—	—%
>90 days delinquent or in process of foreclosure(a)	4	—	352	186	—	—	—	538	1%
Total(b)	595	$13,859	$8,238	$4,366	$7,559	$1,986	$1,012	$37,020	100%
Allowance for credit losses		$29	$371	$124	$7	$28	$2	$561	2%

December 31, 2024
Credit Quality Performance Indicator:
In good standing	591	$14,188	$7,905	$3,899	$6,763	$1,947	$453	$35,155	98%
90 days or less delinquent	2	—	343	—	—	—	—	343	1%
>90 days delinquent or in process of foreclosure	2	—	111	186	—	—	—	297	1%
Total(b)	595	$14,188	$8,359	$4,085	$6,763	$1,947	$453	$35,795	100%
Allowance for credit losses		$36	$430	$103	$28	$29	$—	$626	2%
(a)Includes $21 million of Retail loans and $11 million of Office loans supporting the Fortitude Re Funds Withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at September 30, 2025
(b)Does not reflect allowance for credit losses.

Corebridge | Third Quarter 2025 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

September 30, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO*:
780 and greater	$266	$1,003	$603	$632	$2,163	$1,409	$6,076
720 - 779	406	1,782	974	551	517	557	4,787
660 - 719	215	651	310	191	129	361	1,857
600 - 659	—	—	13	23	15	163	214
Less than 600	—	—	6	18	9	73	106
Total residential mortgages	$887	$3,436	$1,906	$1,415	$2,833	$2,563	$13,040

December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO*:
780 and greater	$1,075	$667	$690	$2,258	$617	$863	$6,170
720 - 779	1,647	1,095	579	582	149	440	4,492
660 - 719	609	355	235	150	38	336	1,723
600 - 659	15	12	34	25	10	146	242
Less than 600	3	2	19	12	5	67	108
Total residential mortgages	$3,349	$2,131	$1,557	$3,027	$819	$1,852	$12,735
*Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On September 30, 2025 and December 31, 2024 residential loans direct to consumers totaled $8.0 billion and $8.4 billion, respectively.
ALLOWANCE FOR CREDIT LOSSES
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable*:

	2025			2024
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Three Months Ended September 30,
Allowance, beginning of period	$586	$133	$719	$654	$104	$758
Loans charged off	(14)	—	(14)	(6)	(1)	(7)
Net charge-offs	(14)	—	(14)	(6)	(1)	(7)
Addition to (release of) allowance for loan losses	(11)	24	13	3	14	17
Allowance, end of period	$561	$157	$718	$651	$117	$768

Nine Months Ended September 30,
Allowance, beginning of period	$626	$145	$771	$614	$84	$698
Loans charged off	(76)	(1)	(77)	(6)	(7)	(13)
Net charge-offs	(76)	(1)	(77)	(6)	(7)	(13)
Addition to (release of) allowance for loan losses	11	13	24	43	40	83
Allowance, end of period	$561	$157	$718	$651	$117	$768
*Does not include allowance for credit losses of $17 million and $39 million at September 30, 2025 and 2024, respectively, in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.
Our expectations and models used to estimate the allowance for losses on commercial and residential mortgage loans are regularly updated to reflect the current economic environment.

Corebridge | Third Quarter 2025 Form 10-Q 44

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
During the nine months ended September 30, 2025, commercial mortgage loans with an amortized cost of $150 million and commercial loans, other loans and notes receivable with an amortized cost of $10 million, none of which were supporting the funds withheld arrangements with Fortitude Re, were granted term extensions. The modified loans represent less than 1 percent of each of these two portfolio segments. These modifications added less than one year to the weighted average life of loans in each of these two portfolio segments.
There were no loans that defaulted during the nine months ended September 30, 2025 and 2024, that had been previously modified with borrowers experiencing financial difficulties.
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
Certain of our reinsurers have sought rate increases on certain Yearly Renewal Term (YRT) agreements. We have disputed, and expect to continue disputing, any requested rate increases under these agreements. In the future, certain reinsurers may seek rate increases that may result in arbitration. To the extent reinsurers seek retroactive premium increases, our practice is to assess and accrue our current estimate of probable loss with respect to these matters.
Effective August 1, 2025, AGL entered into a coinsurance and modco reinsurance agreement with CSLR to reinsure 100% of its individual variable annuity contracts. The majority of the variable annuity contracts are considered investment contracts as they do not contain significant insurance risk; therefore, the reinsurance of such contracts are accounted for under deposit accounting. As of the effective date of the Reinsurance Agreement with AGL, we transferred to the reinsurer $1.9 billion of assets primarily consisting of fixed maturity securities supporting the general account liabilities, net of a ceding commission. At inception, we recorded a net deposit asset of $2.5 billion, which includes a $2.1 billion deferred gain, reported in Other assets in the Condensed Consolidated Balance Sheets. The deferred gain is amortized into income over the estimated remaining life of the reinsured contracts. Additionally, $45.1 billion of separate account liabilities were ceded under the modco portion of the agreement. Refer to Note 1 for additional information related to the reinsurance agreement.

Corebridge | Third Quarter 2025 Form 10-Q 45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance
FORTITUDE RE
AGL and USL have modco reinsurance agreements with Fortitude Re, a registered Class 4 and Class E reinsurer in Bermuda. VALIC’s modco agreement with Fortitude Re was recaptured effective January 1, 2025, resulting in a $45 million charge to pre-tax earnings.
In the modco arrangement, the investments supporting the reinsurance agreements are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., Corebridge), thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as Corebridge maintains ownership of these investments, Corebridge maintains its existing accounting for these assets (e.g., the changes in fair value of available-for-sale securities will be recognized within OCI). Corebridge has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing liabilities for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements. As the majority of the invested assets supporting the modco are fixed income securities that are available-for-sale, there is a mismatch between the accounting for the embedded derivative as its changes in fair value are recorded through net income while changes in the fair value of the fixed maturity securities available-for-sale are recorded through OCI.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available-for-sale	$12,990	$12,990	$13,254	$13,254	Fair value through other comprehensive income
Fixed maturity securities - fair value option	4,979	4,979	4,914	4,914	Fair value through net investment income
Commercial mortgage loans	2,944	2,760	3,224	2,983	Amortized cost
Real estate investments	120	167	158	227	Amortized cost
Private equity funds/hedge funds	1,792	1,792	1,893	1,893	Fair value through net investment income
Policy loans	306	306	315	315	Amortized cost
Short-term Investments	362	362	274	274	Fair value through net investment income
Funds withheld investment assets	23,493	23,356	24,032	23,860
Derivative assets, net(a)	—	—	2	2	Fair value through realized gains (losses)
Other(b)	627	627	429	429	Amortized cost
Total	$24,120	$23,983	$24,463	$24,291
(a)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $0 million and $560 million, respectively, as of September 30, 2025. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $7 million and $182 million, respectively, as of December 31, 2024. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net investment income - Fortitude Re funds withheld assets	$368	$515	$1,042	$1,172
Net realized losses on Fortitude Re funds withheld assets:
Net realized gains (losses) Fortitude Re funds withheld assets	(10)	157	(36)	(100)
Net realized losses Fortitude Re funds withheld embedded derivatives	(670)	(1,509)	(1,517)	(1,451)
Net realized losses - Fortitude Re funds withheld assets	(680)	(1,352)	(1,553)	(1,551)
Loss before income tax benefit	(312)	(837)	(511)	(379)
Income tax benefit*	(65)	(176)	(107)	(80)
Net loss	(247)	(661)	(404)	(299)
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available-for-sale*	235	636	380	304
Comprehensive income (loss)	$(12)	$(25)	$(24)	$5
*The income tax expense (benefit) and the tax impact in OCI was computed using the U.S. statutory tax rate of 21%.

Corebridge | Third Quarter 2025 Form 10-Q 46

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
The total reinsurance recoverables as of September 30, 2025 were $26.4 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 95% of the reinsurance recoverables were investment grade, (ii) approximately 5% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Balance, beginning of period	$10	$12	$12	$30
Current period provision for expected credit losses and disputes	—	—	(2)	(8)
Write-offs charged against the allowance for credit losses and disputes	—	—	—	(10)
Balance, end of period	$10	$12	$10	$12
There were no material recoveries of credit losses previously written off for the nine months ended September 30, 2025 or 2024.
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

Corebridge | Third Quarter 2025 Form 10-Q 47

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
BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
September 30, 2025
Assets:
Bonds available-for-sale	$38	$—	$38
Other bond securities	40	—	40
Equity securities	—	—	—
Mortgage and other loans receivable	—	1,771	1,771
Other invested assets
Alternative investments(a)	2,339	—	2,339
Investment real estate	520	—	520
Short-term investments	147	—	147
Cash	44	—	44
Accrued investment income	1	5	6
Other assets	52	—	52
Total assets(b)	$3,181	$1,776	$4,957
Liabilities:
Debt of consolidated investment entities	$446	$903	$1,349
Other liabilities	40	—	40
Total liabilities	$486	$903	$1,389

December 31, 2024
Assets:
Bonds available-for-sale	$38	$—	$38
Other bond securities	44	—	44
Equity securities	2	—	2
Mortgage and other loans receivable	—	1,919	1,919
Other invested assets
Alternative investments(a)	2,433	—	2,433
Investment real estate	926	—	926
Short-term investments	131	1	132
Cash	75	—	75
Accrued investment income	2	5	7
Other assets	77	—	77
Total assets(b)	$3,728	$1,925	$5,653
Liabilities:
Debt of consolidated investment entities	$658	$977	$1,635
Other liabilities	78	—	78
Total liabilities	$736	$977	$1,713
(a)Composed primarily of investments in real estate joint ventures at September 30, 2025 and December 31, 2024.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.

Corebridge | Third Quarter 2025 Form 10-Q 48

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
(c)Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At September 30, 2025 and December 31, 2024, the Company had commitments to internal parties of $0.9 billion and $0.7 billion and commitments to external parties of $0.3 billion and $0.4 billion, respectively.
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Statements of Income (Loss):

	Real Estate and	Securitization
	Investment	and Repackaging
(in millions)	Entities	Vehicles	Total
Three Months Ended September 30, 2025
Total revenue	$(10)	$16	$6
Net (loss) attributable to noncontrolling interests	$(10)	$—	$(10)
Net income (loss) attributable to Corebridge	$(8)	$10	$2
Three Months Ended September 30, 2024
Total revenue	$59	$19	$78
Net (loss) attributable to noncontrolling interests	$(3)	$—	$(3)
Net income attributable to Corebridge	$45	$13	$58
Nine Months Ended September 30, 2025
Total revenue	$64	$51	$115
Net (loss) attributable to noncontrolling interests	$(14)	$—	$(14)
Net income attributable to Corebridge	$50	$34	$84
Nine Months Ended September 30, 2024
Total revenue	$2	$54	$56
Net (loss) attributable to noncontrolling interests	$(78)	$—	$(78)
Net income attributable to Corebridge	$24	$31	$55
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
September 30, 2025
Real estate and investment entities(a)	$479,559	$6,092	$2,957	$9,049
Total	$479,559	$6,092	$2,957	$9,049
December 31, 2024
Real estate and investment entities(a)	$463,464	$5,837	$2,800	$8,637
Total	$463,464	$5,837	$2,800	$8,637
(a)Composed primarily of hedge funds and private equity funds.
(b)At September 30, 2025 and December 31, 2024, $6.1 billion and $5.8 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
Additionally, Corebridge is a passive investor in certain investment vehicles that securitized certain secured loans, bank loans and residential mortgage loans. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of September 30, 2025, the total VIE assets of these securitizations are $2.6 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.5 billion. As of December 31, 2024, the total VIE assets of these securitizations are $2.6 billion, of which Corebridge’s maximum exposure to loss is $2.5 billion.

Corebridge | Third Quarter 2025 Form 10-Q 49

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

Corebridge | Third Quarter 2025 Form 10-Q 50

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$12,020	$405	$7,602	$192	$2,378	$217	$11,853	$414
Foreign exchange contracts	3,563	283	5,582	233	7,062	558	978	46
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	54,716	3,635	68,429	4,404	46,448	2,703	36,575	3,038
Foreign exchange contracts	7,248	475	8,732	362	10,360	713	2,857	222
Equity contracts	63,805	8,125	60,282	4,987	41,040	3,046	24,117	1,546
Credit contracts(b)	6,880	305	1,400	101	—	—	5	—
Other contracts(c)	48,095	14	45	1	45,016	13	45	2
Total derivatives, gross(d)	$196,327	$13,242	$152,072	$10,280	$152,304	$7,250	$76,430	$5,268
Counterparty netting(e)		(9,270)		(9,270)		(4,494)		(4,494)
Cash collateral(f)		(3,440)		(848)		(2,563)		(664)
Total derivatives on Condensed Consolidated Balance Sheets(g)		$532		$162		$193		$110
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
(d)Includes $20.5 billion and $9.4 billion of notional amounts associated with reinsurance agreements at September 30, 2025 and December 31, 2024.
(e)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(f)Represents cash collateral posted and received that is eligible for netting.
(g)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. The fair value of assets related to bifurcated embedded derivatives were both zero at September 30, 2025 and December 31, 2024. The fair value of liabilities related to bifurcated embedded derivatives was $15.7 billion and $11.8 billion at September 30, 2025 and December 31, 2024, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components; bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	September 30, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$7	$7	$—	$—	$2,126	$21	$—	$—
Total derivatives with third parties	196,320	13,235	152,072	10,280	150,178	7,229	76,430	5,268
Total derivatives, gross	$196,327	$13,242	$152,072	$10,280	$152,304	$7,250	$76,430	$5,268

Corebridge | Third Quarter 2025 Form 10-Q 51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

As of September 30, 2025 and December 31, 2024, the following amounts were recorded on the Condensed Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available-for-sale, at fair value	$8,518	$—	$6,910	$—
Commercial mortgage and other loans(a)	$—	$(20)	$—	$(21)
Policyholder contract deposits(b)	$(12,513)	$(61)	$(8,759)	$88
(a)This relates to hedge accounting that has been discontinued, but the respective loans are still held. The cumulative adjustment is being amortized into earnings over the remaining life of the loan.
(b)This relates to fair value hedges on GICs.
COLLATERAL
We engage in derivative transactions that are not subject to a clearing requirement directly with related parties and unaffiliated third parties, in most cases under International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements. Many of the ISDA Master Agreements also include Credit Support Annex (“CSA”) provisions, which provide for collateral postings that may vary based on criteria such as ratings and threshold levels. We attempt to reduce our risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an up-front or contingent basis. We minimize the risk that counterparties might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and generally requiring additional collateral to be posted upon the occurrence of certain events or circumstances. Additionally, in the case reinsurance agreements involve derivative transactions, cash collateral is provided to us by reinsurers and can be posted to third parties under the respective ISDA and CSA provisions.
Collateral posted by us to third parties for derivative transactions was $1.4 billion and $1.4 billion at September 30, 2025 and December 31, 2024, respectively. No collateral was posted by us to related parties for derivative transactions at September 30, 2025 and December 31, 2024, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $4.0 billion and $2.7 billion at September 30, 2025 and December 31, 2024, respectively. Collateral provided to us from related parties for derivative transactions was $6 million and $21 million at September 30, 2025 and December 31, 2024, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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

Corebridge | Third Quarter 2025 Form 10-Q 52

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

In 2022, we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances. For the three and nine months ended September 30, 2025, $7 million and $21 million, respectively, and for the three and nine months ended September 30, 2024, $7 million and $21 million, respectively, have been reclassified into Interest expense. The remaining amount in AOCI, of $125 million, will be reclassified into Interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
For additional information related to the debt issuances, see Note 15 to the Consolidated Financial Statements in the 2024 Form 10-K.
We also designated certain interest rate swaps as cash flow hedges of floating-rate investment assets. Related to such swaps, for the three and nine months ended September 30, 2025, we recognized derivative gains (losses) of $13 million and $259 million, respectively, in AOCI and $(15) million and $(43) million, respectively, in net investment income. For the three and nine months ended September 30, 2024, $119 million and $106 million, respectively, in AOCI and $(14) million and $(21) million, respectively, in net investment income. As it relates to such hedges, we do not expect any reclassifications into net investment income over the next 12 months and there are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the three and nine months ended September 30, 2025 of zero and $(9) million, respectively, and for the three and nine months ended September 30, 2024 of $(5) million and $(2) million, respectively, included in Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(c)	Excluded Components(b)(c)	Hedged Items	Net Impact
Three Months Ended September 30, 2025
Interest rate contracts:
Interest credited to policyholder account balances	$2	$—	$(4)	$(2)
Foreign exchange contracts:
Realized gains (losses)	$36	$109	$(36)	$109
Three Months Ended September 30, 2024
Interest rate contracts:
Interest credited to policyholder account balances	$137	$—	$(140)	$(3)
Foreign exchange contracts:
Realized gains (losses)	$(327)	$99	$327	$99
Nine Months Ended September 30, 2025
Interest rate contracts:
Interest credited to policyholder account balances	$144	$—	$(150)	$(6)
Foreign exchange contracts:
Realized gains (losses)	$(847)	$236	$847	$236
Nine Months Ended September 30, 2024
Interest rate contracts:
Interest credited to policyholder account balances	$68	$—	$(71)	$(3)
Foreign exchange contracts:
Realized gains (losses)	$(158)	$141	$158	$141
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Includes gains and losses with related parties for the three and nine months ended September 30, 2025 and 2024.
(c)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

Corebridge | Third Quarter 2025 Form 10-Q 53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
By Derivative Type:
Interest rate contracts	$35	$136	$(35)	$(228)
Foreign exchange contracts	(30)	(282)	(646)	(118)
Equity contracts	367	476	265	679
Credit contracts	27	34	58	60
Other contracts	17	11	49	42
Embedded derivatives	(955)	(976)	(1,833)	(1,813)
Fortitude Re funds withheld embedded derivative	(670)	(1,509)	(1,517)	(1,451)
Total(a)	$(1,209)	$(2,110)	$(3,659)	$(2,829)
By Classification:
Policy fees	$16	$17	$47	$46
Net investment income (loss) - Fortitude Re funds withheld assets	7	(8)	(18)	3
Net realized gains (losses) - excluding Fortitude Re funds withheld assets(b)	(126)	(735)	(1,639)	(566)
Net realized gains (losses) on Fortitude Re funds withheld assets	(5)	119	(39)	(13)
Net realized losses on Fortitude Re funds withheld embedded derivatives	(670)	(1,509)	(1,517)	(1,451)
Change in the Fair value of market risk benefits(c)	(431)	6	(493)	(848)
Total(a)	$(1,209)	$(2,110)	$(3,659)	$(2,829)
(a)Includes gains (losses) with related parties of $1 million and $(14) million for the three months ended September 30, 2025 and 2024, respectively, and $3 million and $22 million for the nine months ended September 30, 2025 and 2024, respectively.
(b)Includes a $5 million gain related to the sale of AIG Life U.K., reported in net (gain) loss on divestitures for the nine months ended September 30, 2024.
(c)This represents activity related to derivatives that economically hedge changes in fair value of certain MRBs. Excludes the impact of ceding derivative gains and losses in conjunction with the reinsurance agreements with CSLR. See Note 1 for additional information.
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

Corebridge | Third Quarter 2025 Form 10-Q 54

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
The following table presents a rollforward of deferred policy acquisition costs related to long-duration contracts for the nine months ended September 30, 2025 and 2024:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
DAC:
Balance at January 1, 2025	$3,020	$1,049	$4,127	$95	$1,990	$10,281
Capitalization	644	69	274	28	42	1,057
Amortization expense	(347)	(65)	(252)	(12)	(126)	(802)
Other, including foreign exchange(a)	—	—	—	—	(1,739)	(1,739)
Balance at September 30, 2025(b)	$3,317	$1,053	$4,149	$111	$167	$8,797

Balance at January 1, 2024	$2,656	$1,055	$4,092	$70	$2,121	$9,994
Capitalization	546	60	317	32	60	1,015
Amortization expense	(294)	(62)	(259)	(10)	(159)	(784)
Other, including foreign exchange	—	—	(7)	—	—	(7)
Dispositions	—	—	(27)	—	—	(27)
Balance at September 30, 2024(b)	$2,908	$1,053	$4,116	$92	$2,022	$10,191
(a)    Includes the impacts of the reinsurance agreement with CSLR. See Note 7 for additional information.
(b)    Excludes value of business acquired (“VOBA”) of $11 million and $13 million at Balance at September 30, 2025 and 2024, respectively.
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

Corebridge | Third Quarter 2025 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30,	2025				2024
	Individual Retirement	Group Retirement	Corporate and Other	Total	Individual Retirement	Group Retirement	Corporate and Other	Total
(in millions)
Balance, beginning of year	$218	$152	$70	$440	$254	$164	$79	$497
Capitalization	—	—	—	—	4	1	—	5
Amortization expense	(28)	(9)	(5)	(42)	(31)	(10)	(7)	(48)
Other, including foreign exchange(a)	—	—	(63)	(63)	—	—	—	—
Balance, end of period	$190	$143	$2	$335	$227	$155	$72	$454
Other reconciling items(b)				4,242				1,785
Other assets, including restricted cash				$4,577				$2,239
(a)    Includes the impacts of the reinsurance agreement with CSLR. See Note 7 for additional information.
(b)    Other reconciling items include deposit assets, prepaid expenses, goodwill, intangible assets and any similar items.

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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.
The following table presents fair value of separate account investment options:

	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
September 30, 2025
Equity funds	$30,903	$1,026	$694	$26,383	$59,006
Bond funds	3,420	48	1,393	4,194	9,055
Balanced funds	5,997	58	2,629	18,387	27,071
Money market funds	849	15	180	654	1,698
Total	$41,169	$1,147	$4,896	$49,618	$96,830

December 31, 2024
Equity funds	$30,097	$945	$676	$26,822	$58,540
Bond funds	3,070	46	1,302	4,092	8,510
Balanced funds	5,666	53	2,207	17,230	25,156
Money market funds	839	15	154	674	1,682
Total	$39,672	$1,059	$4,339	$48,818	$93,888

Corebridge | Third Quarter 2025 Form 10-Q 56

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Separate Account Assets and Liabilities
The following table presents the balances and changes in separate account liabilities:

	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Nine Months Ended September 30, 2025
Separate accounts balance, beginning of year	$39,672	$1,059	$4,339	$48,818	$93,888
Premiums and deposits	1,027	25	621	1,033	2,706
Policy charges	(349)	(34)	(95)	(916)	(1,394)
Surrenders and withdrawals	(3,306)	(31)	(222)	(3,864)	(7,423)
Benefit payments	(466)	(10)	(14)	(732)	(1,222)
Investment performance	5,004	143	241	5,235	10,623
Net transfers from (to) general account and other	(413)	(5)	26	44	(348)
Separate accounts balance, end of period	$41,169	$1,147	$4,896	$49,618	$96,830
Cash surrender value*	$41,078	$1,126	$4,898	$48,772	$95,874

Nine Months Ended September 30, 2024
Separate accounts balance, beginning of year	$38,188	$932	$3,992	$47,893	$91,005
Premiums and deposits	1,063	26	93	973	2,155
Policy charges	(353)	(36)	(72)	(863)	(1,324)
Surrenders and withdrawals	(3,238)	(24)	(58)	(3,872)	(7,192)
Benefit payments	(444)	(9)	(16)	(721)	(1,190)
Investment performance	5,718	179	355	6,841	13,093
Net transfers from (to) general account and other	(260)	(4)	25	60	(179)
Separate accounts balance, end of period	$40,674	$1,064	$4,319	$50,311	$96,368
Cash surrender value*	$40,467	$1,043	$4,313	$49,399	$95,222
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

Corebridge | Third Quarter 2025 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Nine Months Ended September 30, 2025
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,287	$—	$871	$9,158
Effect of changes in discount rate assumptions (AOCI)	—	—	797	—	61	858
Beginning balance at original discount rate	—	—	9,084	—	932	10,016
Effect of changes in cash flow assumptions	—	—	(169)	—	(8)	(177)
Effect of actual variances from expected experience	—	—	(24)	—	—	(24)
Adjusted beginning of year balance	—	—	8,891	—	924	9,815
Issuances	—	—	501	—	27	528
Interest accrual	—	—	262	—	29	291
Net premium collected	—	—	(786)	—	(106)	(892)
Other	—	—	3	—	—	3
Ending balance at original discount rate	—	—	8,871	—	874	9,745
Effect of changes in discount rate assumptions (AOCI)	—	—	(483)	—	(33)	(516)
Balance, end of period	$—	$—	$8,388	$—	$841	$9,229

Present value of expected future policy benefits
Balance, beginning of year	$1,130	$202	$16,947	$19,487	$19,243	$57,009
Effect of changes in discount rate assumptions (AOCI)	145	3	1,720	3,206	1,556	6,630
Reclassification due to reinsurance recapture	—	102	—	259	(361)	—
Beginning balance at original discount rate	1,275	307	18,667	22,952	20,438	63,639
Effect of changes in cash flow assumptions(a)	—	—	(129)	9	(4)	(124)
Effect of actual variances from expected experience(a)	(18)	—	(32)	13	(17)	(54)
Adjusted beginning of year balance	1,257	307	18,506	22,974	20,417	63,461
Issuances	69	6	494	2,058	30	2,657
Interest accrual	38	12	598	743	726	2,117
Benefit payments	(88)	(33)	(1,124)	(1,085)	(1,113)	(3,443)
Foreign exchange impact	—	—	—	707	—	707
Other	5	(2)	2	—	(11)	(6)
Ending balance at original discount rate	1,281	290	18,476	25,397	20,049	65,493
Effect of changes in discount rate assumptions (AOCI)	(105)	6	(1,118)	(3,448)	(917)	(5,582)
Balance, end of period	$1,176	$296	$17,358	$21,949	$19,132	$59,911
Net liability for future policy benefits, end of period	1,176	296	8,970	21,949	18,291	50,682
Liability for future policy benefits for certain participating contracts	—	—	11	—	1,231	1,242
Liability for universal life policies(b)	—	—	4,269	—	54	4,323
Deferred profit liability	33	21	25	1,643	790	2,512
Other reconciling items(c)	15	—	402	—	103	520
Future policy benefits for life and accident and health insurance contracts	1,224	317	13,677	23,592	20,469	59,279
Less: Reinsurance recoverable:	(5)	—	(665)	(46)	(20,469)	(21,185)
Net liability for future policy benefits after reinsurance recoverable	1,219	317	13,012	23,546	—	38,094
Weighted average liability duration of the liability for future policy benefits (years)(d)	7.4	6.0	10.6	11.2	10.6

Corebridge | Third Quarter 2025 Form 10-Q 58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Nine Months Ended September 30, 2024
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,379	$—	$973	$9,352
Effect of changes in discount rate assumptions (AOCI)	—	—	1,482	—	44	1,526
Reclassified to Liabilities held-for-sale	—	—	4,287	—	—	4,287
Beginning balance at original discount rate	—	—	14,148	—	1,017	15,165
Effect of changes in cash flow assumptions	—	—	(57)	—	(11)	(68)
Effect of actual variances from expected experience	—	—	4	—	(7)	(3)
Adjusted beginning of year balance	—	—	14,095	—	999	15,094
Issuances	—	—	733	—	—	733
Interest accrual	—	—	288	—	32	320
Net premium collected	—	—	(888)	—	(86)	(974)
Foreign exchange impact	—	—	(46)	—	—	(46)
Other	—	—	—	—	—	—
Dispositions	—	—	(5,108)	—	—	(5,108)
Ending balance at original discount rate	—	—	9,074	—	945	10,019
Effect of changes in discount rate assumptions (AOCI)	—	—	(463)	—	(28)	(491)
Balance, end of period	$—	$—	$8,611	$—	$917	$9,528

Present value of expected future policy benefits
Balance, beginning of year	$1,149	$217	$17,531	$18,482	$20,858	$58,237
Effect of changes in discount rate assumptions (AOCI)	116	(3)	2,745	1,906	453	5,217
Reclassified to Liabilities held-for-sale	—	—	5,119	—	—	5,119
Beginning balance at original discount rate	1,265	214	25,395	20,388	21,311	68,573
Effect of changes in cash flow assumptions(a)	—	—	(24)	(41)	(39)	(104)
Effect of actual variances from expected experience(a)	(19)	(2)	15	(8)	(27)	(41)
Adjusted beginning of year balance	1,246	212	25,386	20,339	21,245	68,428
Issuances	73	10	721	2,105	24	2,933
Interest accrual	43	9	635	665	760	2,112
Benefit payments	(90)	(18)	(1,204)	(907)	(1,114)	(3,333)
Foreign exchange impact	—	—	(61)	503	—	442
Other	—	(5)	2	—	(7)	(10)
Dispositions	—	—	(6,796)	—	—	(6,796)
Ending balance at original discount rate	1,272	208	18,683	22,705	20,908	63,776
Effect of changes in discount rate assumptions (AOCI)	(95)	5	(825)	(2,260)	(337)	(3,512)
Balance, end of period	$1,177	$213	$17,858	$20,445	$20,571	$60,264
Net liability for future policy benefits, end of period	1,177	213	9,247	20,445	19,654	50,736
Liability for future policy benefits for certain participating contracts	—	—	12	—	1,270	1,282
Liability for universal life policies(b)	—	—	4,170	—	55	4,225
Deferred profit liability	38	11	22	1,673	853	2,597
Other reconciling items(c)	17	—	449	—	110	576
Future policy benefits for life and accident and health insurance contracts	1,232	224	13,900	22,118	21,942	59,416
Less: Reinsurance recoverable:	(5)	—	(678)	(41)	(21,694)	(22,418)
Net liability for future policy benefits after reinsurance recoverable	$1,227	$224	$13,222	$22,077	$248	$36,998
Weighted average liability duration of the liability for future policy benefits (years)(d)	7.8	6.7	11.1	11.9	11.1

Corebridge | Third Quarter 2025 Form 10-Q 59

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
For the nine months ended September 30, 2025, and 2024 in the traditional and term life insurance block, capping of net premium ratios at 100% caused a (credit)/charge to net income of $0 million, and $(1) million, respectively. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Nine Months Ended September 30,
(in millions)		2025	2024
Individual Retirement	Undiscounted expected future benefits and expense	$1,856	$1,830
	Undiscounted expected future gross premiums	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$418	$306
	Undiscounted expected future gross premiums	$—	$—
Life Insurance	Undiscounted expected future benefits and expense	$29,720	$31,018
	Undiscounted expected future gross premiums	$19,679	$21,763
	Discounted expected future gross premiums (at current discount rate)	$13,474	$14,899
Institutional Markets	Undiscounted expected future benefits and expense	$51,382	$43,864
	Undiscounted expected future gross premiums	$—	$—
Corporate and other	Undiscounted expected future benefits and expense	$40,316	$42,303
	Undiscounted expected future gross premiums	$1,838	$2,016
	Discounted expected future gross premiums (at current discount rate)	$1,263	$1,385
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums		Interest Accretion
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Individual Retirement	$69	$83	$38	$43
Group Retirement	7	10	12	9
Life Insurance	1,385	1,537	336	347
Institutional Markets	2,102	2,200	743	665
Corporate and Other	177	173	697	728
Total	$3,740	$4,003	$1,826	$1,792
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

September 30, 2025
Weighted-average interest rate, original discount rate	3.91%	5.31%	4.70%	4.55%	4.88%
Weighted-average interest rate, current discount rate	5.13%	4.97%	5.34%	5.74%	5.33%
September 30, 2024
Weighted-average interest rate, original discount rate	3.71%	5.17%	4.69%	4.29%	4.87%
Weighted-average interest rate, current discount rate	4.90%	4.81%	5.04%	5.15%	5.03%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
Actuarial Assumption Updates for Liability for Future Policy Benefits
In 2025, Corebridge recognized an unfavorable impact to net income primarily driven by updates to policyholder assumptions, including lapse and mortality updates related to traditional products in Life Insurance. In 2024, Corebridge recognized a favorable impact to net income primarily due to model refinements offset by lapse and mortality assumption updates in Life Insurance.

Corebridge | Third Quarter 2025 Form 10-Q 60

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
The following table presents the balances and changes in the liability for universal life policies:

	Nine Months Ended September 30,
	2025			2024
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$4,034	$54	$4,088	$3,731	$55	$3,786
Effect of changes in assumptions	54	—	54	38	—	38
Effect of changes in experience	315	(2)	313	274	(3)	271
Adjusted beginning balance	$4,403	$52	$4,455	$4,043	$52	$4,095
Assessments	494	—	494	434	1	435
Excess benefits paid	(843)	—	(843)	(646)	—	(646)
Interest accrual	121	2	123	119	2	121
Other	(9)	—	(9)	(8)	—	(8)
Changes related to unrealized appreciation (depreciation) of investments	103	—	103	228	—	228
Balance, end of period	$4,269	$54	$4,323	$4,170	$55	$4,225
Less: Reinsurance recoverable	(164)	(54)	(218)	(155)	(55)	(210)
Balance, end of period, net of Reinsurance recoverable	$4,105	$—	$4,105	$4,015	$—	$4,015
Weighted average duration of liability *	25.6	8.7		24.0	9.0
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
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies:

	Gross Assessments		Interest Accretion
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Life Insurance	$813	$741	$121	$119
Corporate and Other	27	29	2	2
Total	$840	$770	$123	$121
The following table presents the calculation of weighted average interest rate for the liability for universal life policies:

September 30,	2025		2024
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	4.01%	4.20%	4.13%	4.20%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

Corebridge | Third Quarter 2025 Form 10-Q 61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) |12. Future Policy Benefits
The following table presents details concerning our universal life policies:

	Nine Months Ended September 30,
(in millions, except for attained age of contract holders)	2025	2024
Account value	$4,159	$3,912
Net amount at risk	$77,673	$74,889
Average attained age of contract holders	54	53
Actuarial Assumption Updates for Liability for universal life policies
In 2025, Corebridge recognized an unfavorable impact to net income primarily due to lapse updates for certain universal life products. In 2024, Corebridge recognized an unfavorable impact to net income due to lapse and mortality updates for universal life policies, offset by yield and spread updates.

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
For additional information on index credits accounted for as embedded derivatives, see Note 4.
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)
Nine Months Ended September 30, 2025
Policyholder contract deposits account balance, beginning of year	$100,230	$39,246	$10,338	$18,026	$8,375	$176,215
Reclassification due to reinsurance recapture	—	—	—	14	(14)	—
Deposits	16,323	3,505	1,196	5,221	1,339	27,584
Policy charges	(167)	(376)	(1,120)	(62)	(521)	(2,246)
Surrenders and withdrawals	(7,653)	(6,561)	(220)	(190)	(4,369)	(18,993)
Benefit payments	(2,056)	(1,434)	(191)	(1,390)	(1,077)	(6,148)
Net transfers from (to) separate account	—	3,354	26	(336)	3,971	7,015
Interest credited	3,297	945	350	689	166	5,447
Other, including foreign exchange	(18)	—	12	(5)	10	(1)
Policyholder contract deposits account balance, end of period	109,956	38,679	10,391	21,967	7,880	188,873
Other reconciling items(b)	(1,854)	(257)	191	148	(1)	(1,773)
Policyholder contract deposits	$108,102	$38,422	$10,582	$22,115	$7,879	$187,100
Weighted average crediting rate	3.57%	3.22%	4.45%	4.70%	2.76%
Cash surrender value(c)	$103,213	$37,839	$9,280	$2,612	$6,287	$159,231

Corebridge | Third Quarter 2025 Form 10-Q 62

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)

Nine Months Ended September 30, 2024
Policyholder contract deposits account balance, beginning of year	$89,113	$41,299	$10,231	$13,649	$9,116	$163,408
Deposits	16,674	4,025	1,211	3,784	1,306	27,000
Policy charges	(136)	(380)	(1,124)	(51)	(452)	(2,143)
Surrenders and withdrawals	(8,717)	(7,337)	(227)	(82)	(4,461)	(20,824)
Benefit payments	(2,183)	(1,500)	(214)	(1,232)	(1,085)	(6,214)
Net transfers from (to) separate account	—	3,086	17	15	3,934	7,052
Interest credited	2,707	951	377	511	181	4,727
Other, including foreign exchange	(13)	(210)	15	214	9	15
Policyholder contract deposits account balance, end of period	97,445	39,934	10,286	16,808	8,548	173,021
Other reconciling items(b)	(1,113)	(187)	279	177	—	(844)
Policyholder contract deposits	$96,332	$39,747	$10,565	$16,985	$8,548	$172,177
Weighted average crediting rate	3.20%	3.12%	4.46%	4.57%	2.77%
Cash surrender value(c)	$91,178	$39,076	$9,101	$2,586	$6,778	$148,719
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), and thus, did not impact the ending balance of policyholder contract deposits.
(b)Reconciling items principally relate to MRBs that are bifurcated and reported separately, and changes in the fair value of embedded derivatives of $1.8 billion, and $1.7 billion that are recorded in policyholder contract deposits as of September 30, 2025, and 2024, respectively.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs do not have a cash surrender value).
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 14.

Corebridge | Third Quarter 2025 Form 10-Q 63

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

September 30, 2025		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,865	$1,104	$36,989	$40,958
	> 1% - 2%	2,027	47	894	2,968
	> 2% - 3%	5,877	137	3,853	9,867
	> 3% - 4%	5,173	33	4	5,210
	> 4% - 5%	392	—	4	396
	> 5%	30	—	2	32
	Total	$16,364	$1,321	$41,746	$59,431
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$1,953	$1,396	$9,395	$12,744
	> 1% - 2%	3,052	503	804	4,359
	> 2% - 3%	10,005	361	124	10,490
	> 3% - 4%	534	—	—	534
	> 4% - 5%	6,113	—	—	6,113
	> 5%	128	—	—	128
	Total	$21,785	$2,260	$10,323	$34,368
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	112	361	473
	> 2% - 3%	11	170	1,707	1,888
	> 3% - 4%	1,140	413	25	1,578
	> 4% - 5%	2,631	—	—	2,631
	> 5%	204	—	—	204
	Total	$3,986	$695	$2,093	$6,774
Corporate and Other	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,750	$—	$1	$2,751
	> 1% - 2%	718	1	39	758
	> 2% - 3%	1,306	32	64	1,402
	> 3% - 4%	461	1	526	988
	> 4% - 5%	190	—	3	193
	> 5%	9	—	—	9
	Total	$5,434	$34	$633	$6,101
Total*		$47,569	$4,310	$54,795	$106,674
Percentage of total		45%	4%	51%	100%

Corebridge | Third Quarter 2025 Form 10-Q 64

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds

September 30, 2024		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,639	$1,708	$33,118	$37,465
	> 1% - 2%	2,426	20	1,112	3,558
	> 2% - 3%	5,990	12	2,299	8,301
	> 3% - 4%	5,814	34	4	5,852
	> 4% - 5%	410	—	4	414
	> 5%	37	5	3	45
	Total	$17,316	$1,779	$36,540	$55,635
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,087	$1,542	$8,594	$12,223
	> 1% - 2%	3,324	735	937	4,996
	> 2% - 3%	10,977	297	115	11,389
	> 3% - 4%	575	—	—	575
	> 4% - 5%	6,432	—	—	6,432
	> 5%	137	—	—	137
	Total	$23,532	$2,574	$9,646	$35,752
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	109	364	473
	> 2% - 3%	9	391	1,530	1,930
	> 3% - 4%	1,179	438	22	1,639
	> 4% - 5%	2,748	—	—	2,748
	> 5%	211	—	—	211
	Total	$4,147	$938	$1,916	$7,001
Corporate and Other	Range of Guaranteed Minimum Credited Rate
	<=1%	$3,155	$3	$1	$3,159
	> 1% - 2%	800	3	40	843
	> 2% - 3%	1,284	1	71	1,356
	> 3% - 4%	488	2	559	1,049
	> 4% - 5%	195	—	3	198
	> 5%	10	—	—	10
	Total	$5,932	$9	$674	$6,615
Total*		$50,927	$5,300	$48,776	$105,003
Percentage of total		49%	5%	46%	100%
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

Corebridge | Third Quarter 2025 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents a rollforward of the unearned revenue reserve for the nine months ended September 30, 2025 and 2024:

	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Nine Months Ended September 30, 2025
Balance, beginning of year	$1,821	$1	$84	$1,906
Revenue deferred	124	17	—	141
Amortization	(84)	—	(6)	(90)
Balance, end of period	$1,861	$18	$78	$1,957
Other reconciling items*				975
Other policyholder funds				$2,932

Nine Months Ended September 30, 2024
Balance, beginning of year	$1,770	$1	$94	$1,865
Revenue deferred	120	—	—	120
Amortization	(83)	—	(7)	(90)
Balance, end of period	$1,807	$1	$87	$1,895
Other reconciling items*				957
Other policyholder funds				$2,852
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

Corebridge | Third Quarter 2025 Form 10-Q 66

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following table presents the balances of and changes in MRBs:

	Individual Retirement	Group Retirement	Corporate and Other	Total
(in millions, except for attained age of contract holders)
Nine Months Ended September 30, 2025
Balance, beginning of year	$3,757	$278	$309	$4,344
Effect of changes in our own credit risk	(224)	(69)	(587)	(880)
Balance, beginning of year, before effect of changes in our own credit risk	$3,533	$209	$(278)	$3,464
Issuances	620	31	7	658
Interest accrual	146	11	(6)	151
Attributed fees	—	44	557	601
Expected claims	—	(1)	(50)	(51)
Effect of changes in interest rates	6	5	112	123
Effect of changes in interest rate volatility	18	(3)	(87)	(72)
Effect of changes in equity markets	(23)	(30)	(724)	(777)
Effect of changes in equity index volatility	—	4	20	24
Actual outcome different from model expected outcome	42	(28)	143	157
Effect of changes in future expected policyholder behavior	76	(9)	—	67
Effect of changes in other future expected assumptions	16	3	(44)	(25)
Other, including foreign exchange	—	2	—	2
Balance, end of period before effect of changes in our own credit risk	4,434	238	(350)	4,322
Effect of changes in our own credit risk	464	95	702	1,261
Balance, end of period	4,898	333	352	5,583
Less: Reinsured MRB, end of period	—	—	(1,028)	(1,028)
Net Liability Balance after reinsurance recoverable	$4,898	$333	$(676)	$4,555
Net amount at risk
GMDB only	$—	$98	$346	$444
GMWB only	$641	$54	$—	$695
Combined*	$58	$12	$333	$403
Weighted average attained age of contract holders	68	64	73

Nine Months Ended September 30, 2024
Balance, beginning of year	$3,128	$308	$1,434	$4,870
Effect of changes in our own credit risk	(292)	(88)	(780)	(1,160)
Balance, beginning of year, before effect of changes in our own credit risk	$2,836	$220	$654	$3,710
Issuances	610	40	2	652
Interest accrual	103	8	8	119
Attributed fees	—	45	504	549
Expected claims	—	(1)	(49)	(50)
Effect of changes in interest rates	50	5	36	91
Effect of changes in interest rate volatility	(2)	1	(25)	(26)
Effect of changes in equity markets	(2)	(87)	(1,004)	(1,093)
Effect of changes in equity index volatility	—	1	(4)	(3)
Actual outcome different from model expected outcome	(78)	4	50	(24)
Effect of changes in future expected policyholder behavior	149	26	(1)	174
Effect of changes in other future expected assumptions	7	(1)	(102)	(96)
Other, including foreign exchange	—	—	—	—
Balance, end of period before effect of changes in our own credit risk	3,673	261	69	4,003
Effect of changes in our own credit risk	328	89	753	1,170
Balance, end of period	4,001	350	822	5,173
Less: Reinsured MRB, end of period	—	—	(61)	(61)
Net liability balance after reinsurance recoverable	$4,001	$350	$761	$5,112
Net amount at risk
GMDB only	$—	$118	$578	$696
GMWB only	$377	$33	$—	$410
Combined*	$95	$11	$372	$478
Weighted average attained age of contract holders	68	64	72

*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

Corebridge | Third Quarter 2025 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	September 30, 2025			September 30, 2024
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$—	$4,898	$4,898	$—	$4,001	$4,001
Group Retirement	243	576	333	194	544	350
Corporate and Other	$2,223	$1,547	$(676)	$970	$1,731	$761
Total	$2,466	$7,021	$4,555	$1,164	$6,276	$5,112
*Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 4.
Actuarial Assumption Updates for Market Risk Benefits
For 2025, Corebridge recognized an unfavorable impact to net income primarily due to utilization updates for fixed annuities with living benefits and certain model refinements in Individual Retirement and Group Retirement. For 2024, Corebridge recognized an unfavorable impact to net income due to policyholder assumptions, including mortality and partial withdrawal updates, partially offset by economic assumptions.

15. Debt
CRBGLH NOTES
On July 15, 2025, $101 million aggregate principal amount of Corebridge Life Holdings, Inc. (“CRBGLH”) 7.50% notes matured. CRBGLH repaid the aggregate principal and accrued interest at maturity.
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
On March 26, 2025, Corebridge Parent entered into the Revolving Credit Agreement (the “2025 Revolving Credit Agreement”). The 2025 Revolving Credit Agreement replaces the 2022 Revolving Credit Agreement scheduled to mature in 2027. The 2025 Revolving Credit Agreement provides for a five year total commitment of $3.0 billion revolving credit facility (the “2025 Credit Facility”). Under circumstances described in the 2025 Revolving Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the 2025 Revolving Credit Agreement of $3.5 billion. Loans under the 2025 Revolving Credit Agreement will mature on March 26, 2030. Under the 2025 Revolving Credit Agreement, the applicable rate, commitment fee and letter of credit fee were determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) with respect to loans in US Dollars, an alternative base rate plus an applicable margin or the adjusted Term SOFR Rate plus an applicable margin, (ii) with respect to loans in Euros, the adjusted European Union Interbank Offer Rate (“EURIBOR”) plus an applicable margin, (iii) with respect to loans in Pounds Sterling, the adjusted Daily Simple Sterling Overnight Index Average (“SONIA”) Rate plus an applicable margin and (iv) with respect to loans in Japanese Yen, the adjusted Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin. There are no borrowings outstanding under the 2025 Credit Facility.

Corebridge | Third Quarter 2025 Form 10-Q 68

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
Moriarty Litigation
AGL continues to defend against Moriarty v. American General Life Insurance Co. (S.D. Cal.), a putative class action involving Sections 10113.71 and 10113.72 of the California Insurance Code, which was instituted against AGL on July 18, 2017 in state court. AGL removed the matter to federal court on August 23, 2017. In general, those statutes require that for life-insurance policies issued and delivered in California: (1) the policy must contain a 60-day grace period following non-payment of premium during which the policy remains in force; (2) the insurer must provide a 30-day pre-lapse notice; and (3) the insurer must notify policy owners of the right to designate a secondary recipient for lapse notices. The plaintiff contends AGL did not comply with these requirements for a policy issued before these statutes went into effect. The plaintiff seeks damages and other relief. AGL asserts various defenses to the plaintiff’s claims and to class certification. In 2022, the District Court held that a trial was necessary to determine whether AGL was liable on the plaintiff’s breach of contract claim, and it denied class certification. In May 2023, the case was reassigned to a new judge. On August 14, 2023, the District Court granted the plaintiff’s motion for summary judgment on the plaintiff’s breach of contract claim. On September 26, 2023, the District Court decided that good cause existed to allow the plaintiff to file a third motion for class certification. At the same time, however, the District Court certified its August 14, 2023 order for interlocutory appeal to the Ninth Circuit and stayed trial court proceedings pending the outcome of AGL’s appeal. The Ninth Circuit granted AGL’s petition for interlocutory appeal on November 21, 2023. AGL filed its opening brief on April 15, 2024. Plaintiff filed its answering brief on July 22, 2024, and AGL filed its reply on September 11, 2024. On August 13, 2024, Plaintiff filed a motion with the Ninth Circuit to certify a question regarding the interpretation of the California statute – namely, whether an insured can terminate an insurance policy without having complied with the notice and grace period requirements of the California statute. AGL opposed Plaintiff’s motion on August 23, 2024, arguing that there was no basis for certification and disagreeing with Plaintiff’s claimed issue for review.

Corebridge | Third Quarter 2025 Form 10-Q 69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Contingencies, Commitments and Guarantees
While the Moriarty appeal was pending, the Ninth Circuit issued a published decision in Small v. Allianz Life Insurance Co. of North America, a related case presenting a substantially identical issue. The Ninth Circuit’s decision in Small squarely rejected the theory that the plaintiffs had advanced in that case and in Moriarty and embraced the argument, made by insurers, that any policyholder or beneficiary suing based on supposed breaches of Sections 10113.71 and 10113.72 must prove that the breaches actually caused them harm, for instance by resulting in missed payments or the lapse of the policy. On January 6, 2025, the parties in Moriarty, at the Ninth Circuit’s request, submitted simultaneous supplemental briefing on Small’s effect on the litigation, with AGL taking the position that Small fully disposes of the appeal in its favor and requires vacatur of the summary-judgment order in Plaintiff’s favor. The plaintiff in Small filed a petition for panel rehearing and rehearing en banc on January 23, 2025. The Ninth Circuit denied the Small petition for rehearing on February 19, 2025, and the mandate in that case was issued on February 27, 2025. On March 4, 2025 the panel in Moriarty issued a memorandum disposition without hearing oral argument, vacating the District Court’s summary-judgment order and remanding for further proceedings. The panel’s short opinion principally relies on the Ninth Circuit’s decision in Small. The panel also denied Plaintiff’s request to certify a question to the California Supreme Court. On April 8, 2025, Plaintiff filed a petition for panel rehearing or rehearing en banc. Like the plaintiff in Small, Plaintiff asked the full Ninth Circuit to grant rehearing in order to reconsider Small, or, alternatively, to certify a question to the California Supreme Court. The Ninth Circuit denied the Moriarty petition for rehearing on May 2, 2025, and the mandate was issued on May 12, 2025. On May 23, 2025, Plaintiff filed a Petition for Writ of Certiorari in the U.S. Supreme Court, challenging the Ninth Circuit’s decision. AGL filed a waiver of its response. On June 30, 2025, the U.S. Supreme Court denied Plaintiff’s Petition for Writ of Certiorari. The case is now back in the District Court, which held a status conference on July 17, 2025, to discuss next stages of the case. The District Court allowed Plaintiff to move for a stay pending litigation in state court, which the Court heard on August 7, 2025. Following that hearing, the District Court denied Plaintiff’s motion to stay the case and set a trial date of January 12, 2026, for Plaintiff’s remaining individual breach of contract claim.
On September 3, 2025, the District Court entered an order remanding to state court Plaintiff’s claim for restitution under California’s Unfair Competition Law (UCL), despite the District Court’s prior grant of summary judgment for AGL on that claim. In the District Court’s view, Ninth Circuit authority prevents federal courts from exercising equitable jurisdiction over the equitable claim for restitution, nullifying the summary judgment. Early in the litigation, the Court previously remanded Plaintiff’s claim for injunctive relief under the UCL back to state court, and that action has been stayed ever since. Plaintiff has now moved to lift the stay in state court and that motion is set for a hearing in December 2025. Plaintiff has also moved to give notice to former putative class members of the denial of class certification; that motion is set for a hearing on December 18, 2025.
In addition, in Pitt v. Metropolitan Tower Life Insurance Co., a case that presented a distinct question about whether the statutes apply to life insurance policies initially issued and delivered in a state other than California, the Ninth Circuit certified that extraterritoriality question to the California Supreme Court. The Plaintiff in Moriarty filed an amicus letter in Pitt urging the California Supreme Court to accept review of that extraterritoriality question, as well as the distinct causation question at issue in Moriarty. The insurer in Pitt filed a reply letter urging rejection of that proposal on March 24, 2025. On April 16, 2025, the California Supreme Court agreed to resolve the extraterritoriality question, but it did not agree to address the causation question. On July 11, 2025, the parties in Pitt announced that they had reached an individual settlement. A Joint Stipulated Request for Dismissal with Prejudice was filed in Pitt on July 29, 2025. The Ninth Circuit then withdrew its certification order on August 13, 2025, and the California Supreme Court dismissed the case on September 3, 2025.
AGL is also defending other actions in California involving similar issues. Gevorgyan v. American General Life Insurance Co. (C.D. Cal.) was filed in state court on January 17, 2025, and removed to federal court on March 27, 2025. Delgado v. American General Life Insurance Co. (C.D. Cal.) was filed in federal court on March 7, 2025. Rocklage v. American General Life Insurance Co. (N.D. Cal.) was filed in state court on April 21, 2025, and removed to federal court on May 30, 2025. People of the State of California v. American General Life Insurance Co., et al. (Cal. Superior Court, San Diego County) was filed on October 17, 2024, against AGL, Lincoln Benefit Life Co., Everlake Life Insurance Co., and Transamerica Life Insurance Co., seeking civil penalties and equitable relief under California Business & Professions Code §§ 17200 et seq. On January 27, 2025, AGL filed a demurrer to the complaint. That demurrer was heard on July 10, 2025. The trial court sustained AGL’s demurrer as to misjoinder on August 25, 2025, but granted leave to amend. The plaintiff filed an Amended Complaint on September 11, 2025, and AGL filed an answer to that pleading on October 14, 2025. Wong v. American General Life Insurance Co. (C.D. Cal.), which was filed in state court on July 31, 2024, and removed to federal court on September 4, 2024, was confidentially settled on May 29, 2025, and dismissed with prejudice.
These cases are in the early stages, and AGL expects their progress will be influenced by future developments in Moriarty and cases against other insurers involving the same insurance statutes. AGL has accrued its current estimate of probable loss with respect to these litigation matters.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $4.4 billion at September 30, 2025.

Corebridge | Third Quarter 2025 Form 10-Q 70

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
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which American Home Assurance Company (“AHAC”) or National Union Fire Insurance Company of Pittsburgh, PA (“NUFIC”) has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the nine months ended September 30, 2025 or 2024.
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

Corebridge | Third Quarter 2025 Form 10-Q 71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity

17. Equity
COMMON STOCK
The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2025	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	650,189,849	(88,704,816)	561,485,033
Shares issued under long-term incentive compensation plans	—	1,600,884	1,600,884
Shares repurchased	—	(30,978,258)	(30,978,258)
Shares, end of period	650,189,849	(118,082,190)	532,107,659
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
The following table presents by announcement date, common stock repurchases authorized by Corebridge’s Board of Directors:

September 30, 2025
Announcement date	Authorized amount	Authorization Remaining*
(in millions)

June 23, 2025	$2,000	$2,000
February 11, 2025	$2,000	$1,698
April 30, 2024	$2,000	$—
May 4, 2023	$1,000	$—
*     The authorization remaining at September 30, 2025 does not reflect the applicable excise tax payable due to the Inflation Reduction Act of 2022.
From October 1, 2025 to October 31, 2025, we repurchased approximately 11.6 million shares of Corebridge Parent common stock for an aggregate purchase price of approximately $373 million, leaving approximately $3.3 billion under the share repurchase authorizations as of October 31, 2025.
RETAINED EARNINGS
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

August 4, 2025	September 16, 2025	September 30, 2025	$0.24
May 5, 2025	June 16, 2025	June 30, 2025	$0.24
February 12, 2025	March 17, 2025	March 31, 2025	$0.24
Dividends Declared
On November 3, 2025, the Company declared a cash dividend on Corebridge Parent common stock of $0.24 per share, payable on December 31, 2025 to shareholders of record at close of business on December 17, 2025.

Corebridge | Third Quarter 2025 Form 10-Q 72

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Three Months Ended September 30, 2025
Balance, June 30, 2025, net of tax	$(17)	$(13,483)	$(724)	$3,429	$136	$24	$2	$(10,633)
Change in unrealized appreciation (depreciation) of investments	(8)	2,413	—	—	—	—	—	2,405
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(337)	—	—	—	—	(337)
Change in discount rates assumptions of certain liabilities	—	—	—	(196)	—	—	—	(196)
Change in future policy benefits and other	(1)	(68)	—	—	—	—	—	(69)
Change in cash flow hedges	—	—	—	—	6	—	—	6
Change in foreign currency translation adjustments	—	—	—	—	—	9	—	9
Change in deferred tax asset (liability)	2	(325)	73	42	(2)	(3)	—	(213)
Total other comprehensive income (loss)	(7)	2,020	(264)	(154)	4	6	—	1,605
Less: Noncontrolling interests	—	—	—	—	—	—	—	—
Balance, September 30, 2025, net of tax	$(24)	$(11,463)	$(988)	$3,275	$140	$30	$2	$(9,028)
Three Months Ended September 30, 2024
Balance, June 30, 2024, net of tax	$(53)	$(16,832)	$(773)	$3,017	$125	$6	$2	$(14,508)
Change in unrealized appreciation (depreciation) of investments	(15)	7,045	—	—	—	—	—	7,030
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(183)	—	—	—	—	(183)
Change in discount rates assumptions of certain liabilities	—	—	—	(1,155)	—	—	—	(1,155)
Change in future policy benefits and other	—	(189)	—	—	—	—	—	(189)
Change in cash flow hedges	—	—	—	—	112	—	—	112
Change in foreign currency translation adjustments	—	—	—	—	—	22	—	22
Change in deferred tax asset (liability)	3	(1,269)	40	251	(24)	(5)	—	(1,004)
Total other comprehensive income (loss)	(12)	5,587	(143)	(904)	88	17	—	4,633
Less: Noncontrolling interests	—	—	—	—	—	9	—	9
Balance, September 30, 2024, net of tax	$(65)	$(11,245)	$(916)	$2,113	$213	$14	$2	$(9,884)

Corebridge | Third Quarter 2025 Form 10-Q 73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Nine Months Ended September 30, 2025
Balance at December 31, 2024, net of tax	$(43)	$(16,229)	$(690)	$3,342	$(46)	$(17)	$2	$(13,681)
Change in unrealized appreciation (depreciation) of investments	25	5,984	—	—	—	—	—	6,009
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(381)	—	—	—	—	(381)
Change in discount rates assumptions of certain liabilities	—	—	—	(86)	—	—	—	(86)
Change in future policy benefits and other	(1)	(101)	—	—	—	—	—	(102)
Change in cash flow hedges	—	—	—	—	238	—	—	238
Change in foreign currency translation adjustments	—	—	—	—	—	55	—	55
Change in deferred tax asset (liability)	(5)	(1,117)	83	19	(52)	(7)	—	(1,079)
Total other comprehensive income (loss)	19	4,766	(298)	(67)	186	48	—	4,654
Less: Noncontrolling interests	—	—	—	—	—	1	—	1
Balance, September 30, 2025, net of tax	$(24)	$(11,463)	$(988)	$3,275	$140	$30	$2	$(9,028)
Nine Months Ended September 30, 2024
Balance, December 31, 2023, net of tax	$(79)	$(14,650)	$(909)	$2,095	$146	$(63)	$2	$(13,458)
Change in unrealized appreciation (depreciation) of investments	18	4,775	—	—	—	—	—	4,793
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(10)	—	—	—	—	(10)
Change in discount rates assumptions of certain liabilities	—	—	—	12	—	—	—	12
Change in future policy benefits and other	—	(230)	—	—	—	—	—	(230)
Change in cash flow hedges	—	—	—	—	84	—	—	84
Change in foreign currency translation adjustments	—	—	—	—	—	88	—	88
Change in deferred tax asset (liability)	(4)	(1,101)	3	6	(18)	(4)	—	(1,118)
Total other comprehensive income (loss)	14	3,444	(7)	18	66	84	—	3,619
Other	—	(39)	—	—	1	—	—	(38)
Less: Noncontrolling interests	—	—	—	—	—	7	—	7
Balance, September 30, 2024, net of tax	$(65)	$(11,245)	$(916)	$2,113	$213	$14	$2	$(9,884)

Corebridge | Third Quarter 2025 Form 10-Q 74

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
The following table presents the OCI reclassification adjustments for the three and nine months ended September 30, 2025 and 2024, respectively:

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Three Months Ended September 30, 2025
Unrealized change arising during period	$(9)	$2,316	$(337)	$(196)	$6	$9	$—	$1,789
Less: Reclassification adjustments included in net income	—	(29)	—	—	—	—	—	(29)
Total other comprehensive income (loss), before income tax expense (benefit)	(9)	2,345	(337)	(196)	6	9	—	1,818
Less: Income tax expense (benefit)	(2)	325	(73)	(42)	2	3	—	213
Total other comprehensive income (loss), net of income tax expense (benefit)	$(7)	$2,020	$(264)	$(154)	$4	$6	$—	$1,605
Three Months Ended September 30, 2024
Unrealized change arising during period	$(15)	$6,769	$(183)	$(1,155)	$112	$22	$—	$5,550
Less: Reclassification adjustments included in net income	—	(87)	—	—	—	—	—	(87)
Total other comprehensive income (loss), before income tax expense (benefit)	(15)	6,856	(183)	(1,155)	112	22	—	5,637
Less: Income tax expense (benefit)	(3)	1,269	(40)	(251)	24	5	—	1,004
Total other comprehensive income (loss), net of income tax expense (benefit)	$(12)	$5,587	$(143)	$(904)	$88	$17	$—	$4,633
Nine Months Ended September 30, 2025
Unrealized change arising during period	$23	$4,931	$(381)	$(53)	$238	$55	$—	$4,813
Less: Reclassification adjustments included in net income	(1)	(952)	—	33	—	—	—	(920)
Total other comprehensive income (loss), before income tax expense (benefit)	24	5,883	(381)	(86)	238	55	—	5,733
Less: Income tax expense (benefit)	5	1,117	(83)	(19)	52	7	—	1,079
Total other comprehensive income (loss), net of income tax expense (benefit)	$19	$4,766	$(298)	$(67)	$186	$48	$—	$4,654
Nine Months Ended September 30, 2024
Unrealized change arising during period	$10	$3,521	$(10)	$258	$84	$21	$—	$3,884
Less: Reclassification adjustments included in net income	(8)	(1,024)	—	246	—	(67)	—	(853)
Total other comprehensive income (loss), before income tax expense (benefit)	18	4,545	(10)	12	84	88	—	4,737
Less: Income tax expense (benefit)	4	1,101	(3)	(6)	18	4	—	1,118
Total other comprehensive income (loss), net of income tax expense (benefit)	$14	$3,444	$(7)	$18	$66	$84	$—	$3,619

Corebridge | Third Quarter 2025 Form 10-Q 75

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$—	$(1)	$(8)	Net realized gains (losses)
Total	$—	$—	$(1)	$(8)
Unrealized appreciation (depreciation) of all other investments
Investments	$(29)	$(87)	$(952)	$(963)	Net realized gains (losses)
Sale of business	—	—	—	(61)	Net (gain) loss on divestitures
Total	$(29)	$(87)	$(952)	$(1,024)
Effect of changes in the discount rates used to measure traditional and limited-payment long duration insurance contracts
Sale of business	$—	$—	$—	$246	Net (gain) loss on divestitures
Reinsurance recapture	—	—	33	—	Policyholder benefits
Total	$—	$—	$33	$246
Foreign Currency Translation Adjustments
Sale of business	$—	$—	$—	$(67)	Net (gain) loss on divestitures
Total	$—	$—	$—	$(67)
Total reclassifications for the period	$(29)	$(87)	$(920)	$(853)
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
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$867	$816	$864	$869
Net (loss) attributable to redeemable noncontrolling interest	(7)	(3)	(8)	(78)
Other comprehensive income, net of tax	—	9	1	7
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	1
Contributions from noncontrolling interests	13	10	51	63
Distributions to noncontrolling interests	(92)	7	(124)	(24)
Other	(1)	(5)	(4)	(4)
Ending balance	$780	$834	$780	$834
See Note 8 for additional information related to Variable Interest Entities.

Corebridge | Third Quarter 2025 Form 10-Q 76

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
The following table presents the computation of basic and diluted EPS for the nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2025	2024	2025	2024
Numerator for EPS:
Net income (loss)	$137	$(1,187)	$(1,188)	$(19)
Less: Net loss attributable to noncontrolling interests	(7)	(3)	(8)	(78)
Net income (loss) attributable to Corebridge	$144	$(1,184)	$(1,180)	$59

Denominator for EPS:
Weighted average common shares outstanding - basic	539.1	587.1	549.1	607.5
Dilutive common shares	1.5	—	—	1.0
Weighted average common shares outstanding - diluted	540.6	587.1	549.1	608.5

Income per common share attributable to Corebridge common shareholders
Common stock - basic	$0.27	$(2.02)	$(2.15)	$0.10
Common stock - diluted	$0.27	$(2.02)	$(2.15)	$0.10
*Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 0.1 million and 0.2 million for the three months ended September 30, 2025 and 2024, respectively, and 0.4 million and 0.2 million for the nine months ended September 30, 2025 and 2024, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

19. Income Taxes
RECENT TAX LAW CHANGES
The Inflation Reduction Act of 2022 (H.R. 5376) (the “Inflation Reduction Act”) includes a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period and a 1% stock buyback tax. In 2024, the U.S. Treasury and Internal Revenue Service (“IRS”) published proposed regulations with respect to the CAMT. On September 30, 2025, the IRS issued Notice 2025-46 and Notice 2025-49 that provide favorable interim guidance on tax consolidations, which allow the option to calculate our CAMT liability based on the consolidated tax group while we’re subject to the waiting period discussed below, as well as certain other matters that do not have a significant impact on Corebridge. Our estimated CAMT liability will continue to be refined based on future guidance.
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

Corebridge | Third Quarter 2025 Form 10-Q 77

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Income Taxes
INTERIM TAX EXPENSE (BENEFIT)
For the three and nine months ended September 30, 2025, the effective tax rate on loss from operations was 426.2% and 21.4%, respectively. The effective tax rate on loss from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with dividends received deduction, non-controlling interest, reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities, and tax adjustments related to prior year returns including interest, offset by tax charges associated with state and local income taxes. The three months ended September 30, 2025, also reflects a benefit due to a net decrease in U.S. federal and state valuation allowance. Additionally, the nine months ended September 30, 2025 reflects excess tax benefit related to share based compensation payments recorded through the condensed consolidate statements of income during first quarter 2025 and tax charge associated with net increase in U.S. federal and state valuation allowance.
For the three and nine months ended September 30, 2024, the effective tax rate on income from operations was 25.5% and 84.4%, respectively. The effective tax rate on loss from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with dividends received deduction and tax adjustments related to prior year returns, including interest, offset by tax charges associated with state and local income taxes and non-controlling interest. The three months ended September 30, 2024 also reflects tax benefit due to net decrease in U.S. federal and state valuation allowance offset by charges associated with reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities. While the nine months ended September 30, 2024 reflects tax benefit associated with reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities offset by charges due to net increase in U.S. federal and state valuation allowance. Additionally, the nine months ended September 30, 2024 reflects tax benefits associated with excess tax benefits related to share based compensation payments recorded through the income statement during first quarter 2024, adjustments to deferred tax assets, and renewable energy tax credits.
ASSESSMENT OF DEFERRED TAX ASSET VALUATION ALLOWANCE
The evaluation of the recoverability of our deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.
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
Our separation from AIG resulted in an “ownership change” for U.S. federal income tax purposes under Section 382 of the Code. As a result of the ownership change, a limitation has been imposed upon the utilization of our U.S. net operating loss carryforwards and certain built-in losses and deductions to offset future taxable income. Based on our updated valuation, our utilization is limited to approximately $847 million per year. These limitation amounts accumulate for future use to the extent they are not utilized in a given year during the five-year period following the ownership change. We consider the limitation when assessing realization of our deferred tax assets, and if we believe that deferred tax assets consisting of the pre-ownership change net operating losses and other built-in losses and deductions are no longer more-likely-than-not to be realized, a valuation allowance will be provided.

Corebridge | Third Quarter 2025 Form 10-Q 78

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Income Taxes
Based on management’s analysis, as of September 30, 2025, we have a U.S. federal valuation allowance of $1.3 billion, of which $174 million is related to NOLs and other ordinary DTAs and $1.2 billion ($1.0 billion reflected in AOCI) is related to realized and unrealized capital losses. For the three months ended September 30, 2025, we recorded an increase in valuation allowance of $10 million related to NOLs and other ordinary DTAs and net (decrease) of $(270) million related to investment losses, of which $(93) million was recorded through the Condensed Consolidated Statements of Income (Loss) and $(177) million was recorded in OCI. For the nine months ended September 30, 2025, we recorded an increase (decrease) in valuation allowance of $23 million related to NOLs and other ordinary DTAs and net $(95) million related to investment losses, of which $82 million was recorded through the Condensed Consolidated Statements of Income (Loss) and $(177) million was recorded in OCI.
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
Related Party Transactions with Blackstone Inc. (“Blackstone”)
Investment Expense
We entered into a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred were $83 million and $239 million for the three and nine months ended September 30, 2025, respectively, and $64 million and $175 million for the three and nine months ended September 30, 2024, respectively.

Corebridge | Third Quarter 2025 Form 10-Q 79

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Related Parties
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by an affiliate, and in other instances, affiliates may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by affiliates was $23 million and $23 million as of September 30, 2025 and December 31, 2024, respectively. The interest expense incurred on the debt reflected in Interest expense on the Condensed Consolidated Statements of Income (Loss) were $0 million and $0 million for the three and nine months ended September 30, 2025, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2024, respectively.
The noncontrolling interest included in the Condensed Consolidated Balance Sheets related to the VIEs held by affiliates was $345 million and $400 million as of September 30, 2025 and December 31, 2024, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by affiliates were $(2) million and $(10) million for the three and nine months ended September 30, 2025, respectively, and $(7) million and $(46) million for the three and nine months ended September 30, 2024, respectively.
In addition to transactions with VIEs, Corebridge has entered into other structured financing arrangements supporting real estate properties and other types of assets with other AIG affiliates. These financing arrangements are reported in Other invested assets in the Condensed Consolidated Balance Sheets. Certain of these and the VIE structures above also include commitments for funding from AIG affiliates of $0.6 billion and $0.6 billion at September 30, 2025 and December 31, 2024, respectively.
For additional information related to VIEs and other investments, see Notes 5 and 8.

Corebridge | Third Quarter 2025 Form 10-Q 80

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
This MD&A addresses the consolidated financial condition of Corebridge as of September 30, 2025, compared with December 31, 2024, and its consolidated results of operations for the three and nine months ended September 30, 2025 and 2024. In addition to historical data, this discussion contains forward-looking statements about our business operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the (unaudited)Condensed Consolidated Financial Statements and the statements under “Cautionary Statements Regarding Forward-Looking Information,” included elsewhere in this Quarterly Report and the “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and the “Risk Factors” section in the 2024 Form 10-K.

Corebridge | Third Quarter 2025 Form 10-Q 81

Corebridge | Third Quarter 2025 Form 10-Q 82

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
•Policy fees are principally derived from our universal life insurance, group retirement, individual retirement, Corporate Markets and SVW products. Our policy fees typically vary directly with the underlying account value or benefit base of our annuities. Account value and benefit base are influenced by changes in economic conditions, including changes in levels of equity prices, and changes in levels of interest rates and credit spreads, as well as net flows;
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

Corebridge | Third Quarter 2025 Form 10-Q 83

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
Impact of Variable Annuity Reinsurance Transaction
Effective August 1, 2025, AGL entered into a coinsurance and modco reinsurance agreement with CSLR to reinsure 100% of its in-force and newly issued individual variable annuity contracts. As of the effective date of this agreement, AGL transferred to the reinsurer $1.9 billion of assets primarily consisting of fixed maturity securities supporting the general account liabilities net of a ceding commission. Additionally, $45.1 billion of separate account liabilities were ceded under the modco portion of the agreement.
A coinsurance and modco reinsurance agreement between USL and CSLR is expected to close in the fourth quarter of 2025, subject to the satisfaction or waiver of customary closing conditions and the receipt of required regulatory approvals. Under the terms of this reinsurance agreement, USL will reinsure 100% of its in-force individual variable annuity contracts as of the effective date of the agreement. In addition, AGL will sell all of the outstanding membership interests in SunAmerica Asset Management, LLC, an indirect wholly-owned subsidiary of the Company (“SAAMCo”), to Venerable Holdings, Inc., a Delaware corporation (“Venerable”) or one of its affiliates, subject to customary terms and conditions. This sale is expected to close in the first quarter of 2026.
Impact of Fortitude Re
In February 2018, AGL, VALIC and USL entered into modco agreements with Fortitude Re, a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“Fortitude Holdings”), a registered Class 4 and Class E reinsurer in Bermuda.
In the modco arrangement, the investments supporting the reinsurance agreements are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AGL and USL) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. We have established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing liabilities for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of this derivative are recognized in Net realized gains (losses) on Fortitude Re funds withheld embedded derivative.
Our net income experiences ongoing volatility as a result of the reinsurance agreements and gives rise to a funds withheld payable that contains an embedded derivative. However, this net income volatility is almost entirely offset with a corresponding change in OCI, which reflects the fair value change from the investment portfolio supporting the funds withheld payable, which is primarily available-for-sale securities, resulting in minimal impact to our comprehensive income (loss) and equity attributable to Corebridge. The Company has also elected the fair value option on the acquisition of certain new fixed maturity securities, helping reduce the mismatch over time. VALIC’s modco agreement with Fortitude Re was recaptured effective January 1, 2025, resulting in a $45 million charge to pre-tax earnings. As of September 30, 2025, $24.6 billion of reserves had been ceded to Fortitude Re.
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

Corebridge | Third Quarter 2025 Form 10-Q 84

ITEM 2 | Executive Summary
The following table summarizes the fair values of the embedded derivatives for fixed index annuity, registered index-linked annuity and index universal life products:

(in millions)	September 30, 2025	December 31, 2024
Fixed index annuities and Registered index-linked annuities	$10,488	$8,407
Index universal life	$1,317	$1,008
Our Strategic Partnership with Blackstone
In 2021, we entered into a long-term asset management relationship with Blackstone IM. As of September 30, 2025, Blackstone managed approximately $69.8 billion in book value of assets in our investment portfolio.
For additional information on our Strategic Partnership with Blackstone, see “Investments” below.
Our Investment Management Agreements with BlackRock
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. As of September 30, 2025, BlackRock managed approximately $90.0 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets.
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
The following table shows the net investment income reported on fair value option bond securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net investment income - excluding Fortitude Re funds withheld assets	$15	$22	$55	$48
Net investment income - Fortitude Re funds withheld assets	142	230	342	379
Total	$157	$252	$397	$427
Actuarial Assumption Changes
Most of the fixed annuities, fixed index annuities, registered index-linked annuities, variable annuities and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either separate account liabilities or policyholder contract deposits. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life and limited pay insurance products for which actual experience is reflected in the liability and assumptions are reviewed and updated at least annually, if necessary, with the recognition and parenthetical presentation of any resulting re-measurement gain or loss in policyholder benefits (except for discount rate changes) in the income statement; (ii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; (iii) certain product guarantees reported as market risk benefits or index crediting features accounted for as embedded derivatives which are carried at fair value; and (iv) unearned revenue and assets for DAC, VOBA and DSI which are amortized on a constant level basis over the expected term of the related contracts using assumptions consistent with those used in estimating the related liability for future policy benefits, or any other related balances, for those corresponding contracts, as applicable.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see “Update of Actuarial Assumptions and Models”, herein and “Accounting Policies and Pronouncements—Critical Accounting Estimates—Market Risk Benefits, Valuation of Embedded Derivatives for Fixed Index Annuity, Registered Index-Linked Annuity and Index Universal Life Products, Guaranteed Benefit Features of Variable Annuity, Fixed Annuity and Fixed Index Annuity Products, and Future Policy Benefits for Life, Accident and Health Insurance Contracts” in the 2024 Form 10-K.

Corebridge | Third Quarter 2025 Form 10-Q 85

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
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the third quarter of 2025 may impact the private equity investments in the alternative investments portfolio in the fourth quarter of 2025.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products.
As of September 30, 2025, new investments continue to have higher yields than the yield on maturities and redemptions that we are experiencing in our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
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

Corebridge | Third Quarter 2025 Form 10-Q 86

ITEM 2 | Executive Summary
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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 41% and 47% were crediting at the contractual minimum guaranteed interest rate at September 30, 2025 and December 31, 2024, respectively. In the universal life insurance products in our Life Insurance business, 59% and 59% of the account values were crediting at the contractual minimum guaranteed interest rate at September 30, 2025 and December 31, 2024, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
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
For example, on April 25, 2024, the Department of Labor (“DOL”) published a final rule in the Federal Register updating the definition for when a person is an “investment advice fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and IRAs. The DOL also published changes with respect to existing prohibited transactions exemptions (“PTEs”) relating to such advice, including PTE 84-24 and PTE 2020-02. Orders staying the rule’s September 23, 2024 effective date were issued by the U.S. District Courts for the Eastern District of Texas and the Northern District of Texas on July 25, 2024 and July 26, 2024, respectively, in connection with separate lawsuits challenging the rule. On December 20, 2024, DOL filed a consolidated opening brief, appealing these two orders to the United States Court of Appeals for the Fifth Circuit. Since filing this appeal, DOL has asked the Fifth Circuit to hold the case in abeyance on multiple occasions. The matter is currently stayed and we are actively monitoring the progress of the litigation while continuing to evaluate potential impact of the DOL rule to our business.

Corebridge | Third Quarter 2025 Form 10-Q 87

ITEM 2 | Executive Summary
In February 2025, the NAIC announced the creation of a new Risk-Based Capital Model Governance (EX) Task Force as part of its efforts to update and strengthen the governance framework around risk-based capital requirements. The task force will consider changes to risk-based capital formulas used by insurance companies as a measure of solvency and conduct a gap-analysis to identify areas for improvement. In an interim meeting, the task force exposed a set of risk-based capital guiding principles and is seeking feedback. The work of the task force is ongoing and could result in changes to risk-based capital requirements and calculations in the future, which could affect our capital planning, investment strategies, reporting obligations and permitted disclosures. We are actively monitoring developments associated with this NAIC initiative and its potential impacts on our life insurance subsidiaries.
In June 2025 the Life Actuarial Task Force adopted updates to actuarial guidelines intended to enhance asset adequacy analysis for asset-intensive, life insurance and annuity reinsurance treaties above certain thresholds, and on August 13, 2025, the NAIC Executive and Plenary adopted such guidelines, referred to as Actuarial Guideline LV (“AG 55”). The updated guidelines are designed as a testing and disclosure regime. The first reinsurance asset testing reports will be due in April 2026. In addition, the NAIC plans to review the disclosures following adoption of the guidelines to identify concerns with insurers’ approaches to asset adequacy testing, with the possibility of making additional changes that could lead to higher reserves for certain reinsurance agreements. We are actively monitoring developments associated with this NAIC initiative, which may be applicable to certain transactions that involve our life insurance subsidiaries acting as cedants. In July 2025, the NAIC also determined to reorganize a task force, the Invested Assets (E) Task Force, for the purpose of better understanding investment products with characteristics that pose unique risks to insurers and developing investment-related solvency policy changes. The task force will be effective in January 2026. The task force’s work covered results in changes to accounting policies and risk-based capital requirements, and we will continue to monitor developments that may be relevant to our life insurance subsidiaries.
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation” in the 2024 Form 10-K.

Corebridge | Third Quarter 2025 Form 10-Q 88

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
Adjusted revenues exclude Net realized gains (losses) except for gains (losses) related to the disposition of real estate investments, revenues from businesses exited through reinsurance, and income from non-operating litigation settlements (included in Other income for GAAP purposes).
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Total revenues	$5,416	$2,599	$11,714	$12,107
Fortitude Re related items:
Net investment (income) on Fortitude Re funds withheld assets	(368)	(515)	(1,042)	(1,172)
Net realized (gains) losses on Fortitude Re funds withheld assets	10	(157)	36	100
Net realized loses on Fortitude Re funds withheld embedded derivatives	670	1,509	1,517	1,451
Subtotal - Fortitude Re related items	312	837	511	379
Businesses exited through reinsurance items:
Premiums	(5)	(6)	(28)	(22)
Policy Charges	(56)	(134)	(310)	(396)
Net investment income - excluding Fortitude Re funds withheld assets	(35)	(80)	(196)	(242)
Advisory fee and other income	(65)	(116)	(279)	(340)
Subtotal - Businesses exited through reinsurance items	(161)	(336)	(813)	(1,000)
Other reconciling items:
Other (income) - net	(8)	(6)	(24)	(23)
Net realized losses*	67	1,099	2,734	2,088
Subtotal - Other reconciling items	59	1,093	2,710	2,065
Total adjustments	210	1,594	2,408	1,444
Adjusted revenues	$5,626	$4,193	$14,122	$13,551
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

Corebridge | Third Quarter 2025 Form 10-Q 89

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
MARKET RISK BENEFIT ADJUSTMENTS:
Certain of our variable annuity, fixed annuity and fixed index annuity contracts contain GMWBs and/or GMDBs which are accounted for as MRBs. Changes in the fair value of these MRBs (excluding changes related to our own credit risk), including certain rider fees attributed to the MRBs are excluded from APTOI. MRBs related to the variable annuity business subject to the reinsurance agreements with CSLR are reported in the “Businesses exited through reinsurance” line item.
BUSINESSES EXITED THROUGH REINSURANCE:
Represents the results of businesses that have been or will be economically exited through reinsurance. This includes MRBs, along with changes in the fair value of derivatives used to hedge MRBs which are recorded through “Change in the fair value of MRBs, net.” The results of operations from these businesses have been excluded from APTOI as they are not indicative of our ongoing business operations.
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

Corebridge | Third Quarter 2025 Form 10-Q 90

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) attributable to Corebridge to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) attributable to Corebridge:

Three Months Ended September 30,	2025				2024
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income (loss)/net (loss), including noncontrolling interests	$(42)	$(179)	$—	$137	$(1,594)	$(407)	$—	$(1,187)
Noncontrolling interests	—	—	7	7	—	—	3	3
Pre-tax income (loss)/net income (loss) attributable to Corebridge	(42)	(179)	7	144	(1,594)	(407)	3	(1,184)
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(368)	(79)	—	(289)	(515)	(110)	—	(405)
Net realized (gains) losses on Fortitude Re funds withheld assets	10	2	—	8	(157)	(34)	—	(123)
Net realized losses on Fortitude Re funds withheld embedded derivative	670	145	—	525	1,509	324	—	1,185
Subtotal Fortitude Re related items	312	68	—	244	837	180	—	657
Other reconciling Items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	80	—	(80)	—	(22)	—	22
Deferred income tax valuation allowance (releases) charges	—	86	—	(86)	—	91	—	(91)
Changes in fair value of market risk benefits, net	291	61	—	230	654	137	—	517
Changes in benefit reserves related to net realized (losses)	(3)	(1)	—	(2)	(2)	(1)	—	(1)
Net realized losses*	72	15	—	57	1,093	235	—	858
Restructuring and other costs	77	16	—	61	87	18	—	69
Non-recurring costs related to regulatory or accounting changes	—	—	—	—	1	—	—	1
Net loss on divestiture	—	—	—	—	1	—	—	1
Businesses exited through reinsurance	(60)	(12)	—	(48)	(159)	(34)	—	(125)
Noncontrolling interests	7	—	(7)	—	3	—	(3)	—
Subtotal Other non-Fortitude Re reconciling items	384	245	(7)	132	1,678	424	(3)	1,251
Total adjustments	696	313	(7)	376	2,515	604	(3)	1,908
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge	$654	$134	$—	$520	$921	$197	$—	$724

Nine Months Ended September 30,	2025				2024
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax (loss)/net (loss), including noncontrolling interests	$(1,512)	$(324)	$—	$(1,188)	$(122)	$(103)	$—	$(19)
Noncontrolling interests	—	—	8	8	—	—	78	78
Pre-tax income (loss)/net income (loss) attributable to Corebridge	(1,512)	(324)	8	(1,180)	(122)	(103)	78	59
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(1,042)	(223)	—	(819)	(1,172)	(250)	—	(922)
Net realized losses on Fortitude Re funds withheld assets	36	8	—	28	100	21	—	79
Net realized losses on Fortitude Re funds withheld embedded derivative	1,517	325	—	1,192	1,451	312	—	1,139
Subtotal Fortitude Re related items	511	110	—	401	379	83	—	296
Other reconciling items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	95	—	(95)	—	56	—	(56)
Deferred income tax valuation allowance (releases) charges	—	(108)	—	108	—	(13)	—	13
Changes in fair value of market risk benefits, net	582	122	—	460	501	105	—	396
Changes in benefit reserves related to net realized gains (losses)	24	5	—	19	(8)	(2)	—	(6)
Net realized losses*	2,735	574	—	2,161	2,063	442	—	1,621
Separation costs	—	—	—	—	94	20	—	74
Restructuring and other costs	303	64	—	239	219	46	—	173
Non-recurring costs related to regulatory or accounting changes	2	—	—	2	2	—	—	2
Net (gain) on divestiture	—	—	—	—	(245)	(48)	—	(197)
Businesses exited through reinsurance	(447)	(94)	—	(353)	(552)	(118)	—	(434)
Noncontrolling interests	8	—	(8)	—	78	—	(78)	—
Subtotal Other non-Fortitude Re reconciling items	3,207	658	(8)	2,541	2,152	488	(78)	1,586
Total adjustments	3,718	768	(8)	2,942	2,531	571	(78)	1,882
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge	$2,206	$444	$—	$1,762	$2,409	$468	$—	$1,941
*Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Additionally, gains (losses) related to the disposition of real estate investments are also excluded from this adjustment.

Corebridge | Third Quarter 2025 Form 10-Q 91

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
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	At September 30,	At December 31,
(in millions, except per common share data)	2025	2024
Total Corebridge shareholders' equity (a)	$13,542	$11,462
Less: Accumulated other comprehensive income (loss)	(9,028)	(13,681)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,334)	(2,798)
Adjusted Book Value (b)	$20,236	$22,345

Total common shares outstanding (c)	532.1	561.5

Book value per common share (a/c)	$25.45	$20.41
Adjusted book value per common share (b/c)	$38.03	$39.80
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
The following table presents the reconciliation of Adjusted ROAE:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise noted)	2025	2024	2025	2024
Actual or annualized net income (loss) attributable to Corebridge shareholders (a)	$576	$(4,736)	$(1,573)	$79
Actual or annualized adjusted after-tax operating income attributable to Corebridge shareholders (b)	2,080	2,896	2,349	2,588
Average Corebridge shareholders’ equity (c)	12,922	12,302	12,322	11,987
Less: Average AOCI	(9,831)	(12,196)	(11,348)	(12,997)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,461)	(2,390)	(2,568)	(2,402)
Average Adjusted Book Value (d)	$20,292	$22,108	$21,102	$22,582
Return on Average Equity (a/c)	4.5%	(38.5)%	(12.8)%	0.7%
Adjusted ROAE (b/d)	10.3%	13.1%	11.1%	11.5%

Corebridge | Third Quarter 2025 Form 10-Q 92

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
The following table presents the premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Individual Retirement
Premiums	$23	$30	$71	$85
Deposits	5,501	5,051	16,241	15,866
Other(a)	(2)	(3)	(5)	(7)
Premiums and deposits	5,522	5,078	16,307	15,944
Group Retirement
Premiums	3	5	7	10
Deposits	1,759	1,958	5,555	6,005
Premiums and deposits(b)(c)	1,762	1,963	5,562	6,015
Life Insurance
Premiums	366	352	1,083	1,117
Deposits	378	386	1,168	1,168
Other(a)	97	118	314	511
Premiums and deposits	841	856	2,565	2,796
Institutional Markets
Premiums	1,547	208	2,072	2,171
Deposits	2,605	1,045	5,140	3,697
Other(a)	13	10	30	29
Premiums and deposits	4,165	1,263	7,242	5,897
Total
Premiums	1,939	595	3,233	3,383
Deposits	10,243	8,440	28,104	26,736
Other(a)	108	125	339	533
Premiums and deposits	$12,290	$9,160	$31,676	$30,652
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $816 million and $761 million for the three months ended September 30, 2025 and 2024, respectively, and $2.3 billion and $2.3 billion for the nine months ended September 30, 2025 and 2024, respectively.
(c)Includes inflows related to in-plan mutual funds of $712 million and $770 million for the three months ended September 30, 2025 and 2024, respectively, and $2.3 billion and $2.4 billion for the nine months ended September 30, 2025 and 2024, respectively.
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income. We believe that presenting net investment income on an APTOI basis is useful for gaining an understanding of the main drivers of investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net investment income (net income basis)	$3,320	$3,296	$9,847	$9,208
Net investment (income) on Fortitude Re funds withheld assets	(368)	(515)	(1,042)	(1,172)
Net investment (income) related to businesses exited through reinsurance	(35)	(80)	(196)	(242)
Other adjustments	(14)	(6)	(30)	(23)
Derivative income recorded in net realized gains (losses)	77	72	226	210
Total adjustments	(340)	(529)	(1,042)	(1,227)
Net investment income (APTOI basis)	$2,980	$2,767	$8,805	$7,981

Corebridge | Third Quarter 2025 Form 10-Q 93

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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

(in millions)	September 30, 2025	December 31, 2024
Individual Retirement
AUM	$119,098	$105,743
AUA	—	—
Total Individual Retirement AUMA	119,098	105,743
Group Retirement
AUM	80,926	78,669
AUA	49,222	45,630
Total Group Retirement AUMA	130,148	124,299
Life Insurance
AUM	27,227	26,466
AUA	—	—
Total Life Insurance AUMA	27,227	26,466
Institutional Markets
AUM	56,279	48,112
AUA	47,584	45,000
Total Institutional Markets AUMA	103,863	93,112
Total AUMA	$380,336	$349,620
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

Corebridge | Third Quarter 2025 Form 10-Q 94

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following table presents a summary of our spread income, fee income and underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Individual Retirement
Spread income	$648	$684	$2,006	$2,036
Fee income	80	71	223	200
Total Individual Retirement	728	755	2,229	2,236
Group Retirement
Spread income	166	176	529	567
Fee income	210	201	595	582
Total Group Retirement	376	377	1,124	1,149
Life Insurance
Underwriting margin	327	392	996	998
Total Life Insurance	327	392	996	998
Institutional Markets
Spread income	139	133	444	327
Fee income	17	15	48	46
Underwriting margin	15	25	49	63
Total Institutional Markets	171	173	541	436
Total
Spread income	953	993	2,979	2,930
Fee income	307	287	866	828
Underwriting margin	342	417	1,045	1,061
Total	$1,602	$1,697	$4,890	$4,819
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Individual Retirement
Base portfolio income	$1,508	$1,355	$4,349	$3,938
Variable investment income	12	39	109	69
Net investment income	1,520	1,394	4,458	4,007
Group Retirement
Base portfolio income	444	451	1,350	1,421
Variable investment income	23	27	71	39
Net investment income	467	478	1,421	1,460
Life Insurance
Base portfolio income	322	331	983	973
Variable investment income	1	5	11	11
Net investment income	323	336	994	984
Institutional Markets
Base portfolio income	606	527	1,723	1,500
Variable investment income	38	41	164	44
Net investment income	644	568	1,887	1,544
Total
Base portfolio income	2,880	2,664	8,405	7,832
Variable investment income	74	112	355	163
Net investment income (APTOI basis) - Insurance operations	$2,954	$2,776	$8,760	$7,995

Corebridge | Third Quarter 2025 Form 10-Q 95

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
The following table presents a summary of our Net Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Individual Retirement
Fixed Annuities	$(24)	$634	$1,275	$2,492
Fixed Index Annuities	1,386	1,146	3,832	3,173
Registered Index-Linked Annuities	648	—	1,403	—
Total Individual Retirement	2,010	1,780	6,510	5,665
Group Retirement	(2,995)	(1,784)	(6,664)	(5,549)
Total Net Flows	$(985)	$(4)	$(154)	$116

Corebridge | Third Quarter 2025 Form 10-Q 96

ITEM 2 Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and nine months ended September 30, 2025 and 2024. For factors that relate primarily to a specific business, see “— Business Segment Operations.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenues:
Premiums	$1,944	$602	$3,261	$3,406
Policy fees	659	728	2,100	2,163
Net investment income	3,320	3,296	9,847	9,208
Net realized (losses)	(681)	(2,327)	(4,070)	(3,394)
Advisory fee and other income	174	300	576	724
Total revenues	5,416	2,599	11,714	12,107
Benefits and expenses:
Policyholder benefits	2,594	1,149	5,033	5,005
Change in the fair value of market risk benefits, net	299	603	405	259
Interest credited to policyholder account balances	1,494	1,358	4,397	3,831
Amortization of deferred policy acquisition costs and value of business acquired	253	260	803	787
Non-deferrable insurance commissions	131	141	439	430
Advisory fee expenses	71	73	205	212
General operating expenses	481	475	1,524	1,541
Interest expense	135	133	420	409
Net (gain) loss on divestitures	—	1	—	(245)
Total benefits and expenses	5,458	4,193	13,226	12,229
(Loss) before income tax (benefit)	(42)	(1,594)	(1,512)	(122)
Income tax (benefit)	(179)	(407)	(324)	(103)
Net income (loss)	137	(1,187)	(1,188)	(19)
Less: Net (loss) attributable to noncontrolling interests	(7)	(3)	(8)	(78)
Net income (loss) attributable to Corebridge	$144	$(1,184)	$(1,180)	$59
The following table presents certain balance sheet data:.

(in millions, except per common share data)	September 30, 2025	December 31, 2024
Balance sheet data:
Total assets	$411,294	$389,397
Short-term and long-term debt	$9,357	$10,454
Debt of consolidated investment entities	$1,659	$1,938
Total Corebridge shareholders’ equity	$13,542	$11,462
Book value per common share	$25.45	$20.41
Adjusted book value per common share	$38.03	$39.80
Financial Highlights
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded a pre-tax loss of $42 million in the three months ended September 30, 2025 compared to pre-tax loss of $1.6 billion in the three months ended September 30, 2024. The change in pre-tax loss was primarily due to:
•lower net realized losses of $1.6 billion primarily driven by lower losses on the Fortitude Re balances, gains from changes in foreign exchange rates and lower losses from derivatives and index-linked interest credited embedded derivatives, net of related hedges;
•higher premiums of $1.3 billion primarily on new pension risk transfer business; and
•lower unfavorable change in the fair value of market risk benefits, net of $304 million primarily driven by the impacts of interest rates compared to the comparable period in the prior year and the impact of the reinsurance agreement with CSLR.

Corebridge | Third Quarter 2025 Form 10-Q 97

ITEM 2 Consolidated Results of Operations
Partially offset by:
•higher policyholder benefits of $1.4 billion primarily on new pension risk transfer business;
•higher interest credited to policyholder account balances of $136 million primarily due to higher interest rates and higher sales activity in fixed and fixed index annuities and growing GIC business; and
•lower advisory fee income of $126 million driven by the reinsurance agreement with CSLR.
Income tax expense (benefit)
For the three months ended September 30, 2025, there was an income tax benefit of $179 million on loss from operations, resulting in an effective tax rate on loss from operations of 426.2% primarily due to a release of a valuation allowance.
Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 Net Income Comparison
We recorded pre-tax loss of $1.5 billion in the nine months ended September 30, 2025 compared to pre-tax loss of $122 million in the nine months ended September 30, 2024. The change in pre-tax loss was primarily due to:
•higher net realized losses of $676 million primarily driven by higher losses from derivatives and index-linked interest credited embedded derivatives, net of related hedges;
•higher interest credited to policyholder account balances of $566 million primarily due to higher interest rates and higher sales activity in fixed and fixed index annuities and registered index-linked annuities and growing GIC business;
•net gain on divestitures of $245 million primarily from the gain on the sale of AIG Life U.K. in 2024;
•lower premiums of $145 million primarily on new pension risk transfer business; and
•higher unfavorable change in the fair value of market risk benefits, net of $146 million primarily driven by impacts of equity markets compared to the comparable period in the prior year, partially offset by the impact of the reinsurance agreement with CSLR.
Partially offset by:
•higher net investment income of $639 million primarily driven by higher base portfolio and variable investment income.
Income tax expense (benefit)
For the nine months ended September 30, 2025, there was an income tax benefit of $324 million on loss from operations, resulting in an effective tax rate on loss from operations of 21.4%.
Adjusted pre-tax operating income
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Premiums	$1,939	$595	$3,233	$3,383
Policy fees	603	594	1,790	1,767
Net investment income	2,980	2,767	8,805	7,981
Net realized gains (losses)*	(5)	53	(3)	36
Advisory fee and other income	109	184	297	384
Total adjusted revenues	5,626	4,193	14,122	13,551
Policyholder benefits	2,581	1,143	4,972	4,989
Interest credited to policyholder account balances	1,521	1,324	4,354	3,727
Amortization of deferred policy acquisition costs	233	208	677	628
Non-deferrable insurance commissions	95	75	278	238
Advisory fee expenses	39	39	112	114
General operating expenses	383	359	1,135	1,138
Interest expense	127	127	396	386
Total benefits and expenses	4,979	3,275	11,924	11,220
Noncontrolling interests	7	3	8	78
Adjusted pre-tax operating income	$654	$921	$2,206	$2,409
*Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.

Corebridge | Third Quarter 2025 Form 10-Q 98

ITEM 2 Consolidated Results of Operations
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 APTOI Comparison
APTOI decreased $267 million, primarily due to:
•higher policyholder benefits of $1.4 billion primarily on new pension risk transfer business;
•higher interest credited to policyholder account balances of $197 million primarily due to higher interest rates and higher sales activity in fixed and fixed index annuities and growing GIC business; and
•annual actuarial assumption updates decreased APTOI by $98 million in the current year quarter compared to $3 million in the prior year quarter, primarily reflecting modeling refinements and life assumption updates.
Partially offset by:
•higher premiums of $1.3 billion primarily on new pension risk transfer business; and
•higher net investment income of $213 million primarily driven by higher base portfolio income partially offset by $38 million reduction in variable investment income.
Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 APTOI Comparison
APTOI decreased $203 million, primarily due to:
•higher interest credited to policyholder account balances of $627 million primarily due to higher interest rates and higher sales activity in fixed and fixed index annuities and registered index-linked annuities and growing GIC business;
•lower premiums of $150 million primarily on new pension risk transfer business;
•lower advisory fee income of $87 million driven by the reinsurance agreement with CSLR; and
•lower income attributable to noncontrolling interest of $70 million.
Partially offset by:
•higher net investment income of $824 million primarily driven by higher base portfolio income partially offset by lower variable investment income.

Corebridge | Third Quarter 2025 Form 10-Q 99

ITEM 2 | Business Segment Operations

Business Segment Operations
Our business operations consist of five reportable segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities and registered index-linked annuities.
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
–institutional asset management business, which includes managing assets for non-consolidated affiliates
–results of our legacy insurance lines ceded to Fortitude Re; and
–results of our individual variable annuity business that has been or will be reinsured to CSLR.
The closing with respect to the Reinsurance Agreement with AGL occurred on August 1, 2025. Accordingly, retrospectively, effective in the third quarter of 2025, our individual variable annuity business previously reported in the Individual Retirement segment, is now included within Corporate and Other, consistent with how the CODM assesses its performance and allocates its resources. Prior periods presented herein have been recast to conform to the new segment presentation. Additionally, the results of operations from the variable annuity business have been excluded from Adjusted Pre-Tax Operating Income (“APTOI”) as they are not indicative of our ongoing business operations.
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Individual Retirement	$451	$547	$1,428	$1,582
Group Retirement	185	188	562	583
Life Insurance	25	156	266	305
Institutional Markets	134	154	444	362
Corporate and Other	(151)	(126)	(506)	(422)
Consolidation and elimination	10	2	12	(1)
Adjusted pre-tax operating income	$654	$921	$2,206	$2,409

Corebridge | Third Quarter 2025 Form 10-Q 100

ITEM 2 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Adjusted Revenues:
Premiums	$23	$30	$71	$85
Policy fees	80	71	223	200
Net investment income:
Base portfolio income	1,508	1,355	4,349	3,938
Variable investment income	12	39	109	69
Net investment income	1,520	1,394	4,458	4,007
Total adjusted revenues	1,623	1,495	4,752	4,292
Benefits and expenses:
Policyholder benefits	31	12	90	65
Interest credited to policyholder account balances	881	720	2,480	2,002
Amortization of deferred policy acquisition costs	123	101	347	295
Non-deferrable insurance commissions	42	33	125	91
Advisory fee expenses	5	4	14	13
General operating expenses	90	78	268	244
Total benefits and expenses	1,172	948	3,324	2,710
Adjusted pre-tax operating income	$451	$547	$1,428	$1,582
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Spread income(a)	$648	$684	$2,006	$2,036
Fee income	80	71	223	200
Policyholder benefits, net of premiums	(8)	18	(19)	20
Non-deferrable insurance commissions	(42)	(33)	(125)	(91)
Amortization of DAC and DSI	(132)	(111)	(375)	(326)
General operating expenses	(90)	(78)	(268)	(244)
Other(b)	(5)	(4)	(14)	(13)
Adjusted pre-tax operating income	$451	$547	$1,428	$1,582
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of DSI of $9 million and $10 million for the three months ended September 30, 2025 and 2024, respectively, and $28 million and $31 million for the nine months ended September 30, 2025 and 2024 respectively.
(b)Other represents advisory fee expenses.
Financial Highlights
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 APTOI Comparison
APTOI decreased $96 million, primarily due to:
•lower spread income of $36 million primarily driven by a decrease in variable investment income of $27 million mostly due to lower alternative income and lower base spread income of $9 million primarily due to the negative impact of 2024 Federal Reserve rate actions partially offset by general account growth and asset optimization actions;
•higher policyholder benefits, net of premiums, of $26 million primarily due to prior year benefit from model refinements related to immediate annuities; and
•higher amortization of DAC and DSI of $21 million reflecting several factors, including growth in the business.

Corebridge | Third Quarter 2025 Form 10-Q 101

ITEM 2 | Business Segment Operations
Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 APTOI Comparison
APTOI decreased $154 million, primarily due to:
•higher amortization of DAC and DSI of $49 million reflecting several factors, including growth in the business;
•higher policyholder benefits, net of premiums, of $39 million primarily due to prior year benefit from model refinements related to immediate annuities;
•higher non-deferrable insurance commissions of $34 million primarily due to continued growth in fixed and fixed index annuity business; and
•lower spread income of $30 million primarily driven by a lower base spread income of $70 million, primarily due to the negative impact of 2024 Federal Reserve rate actions partially offset by general account growth and asset optimization, partially offset by an increase in variable investment income of $40 million due to higher alternative and yield enhancement income.
Partially offset by:
•higher policy fee income of $23 million, primarily due to higher GMWB fees from fixed and fixed index annuity growth.
AUMA
The following table presents Individual Retirement AUMA:

(in millions)	September 30, 2025	December 31, 2024
Total AUMA	$119,098	$105,743

September 30, 2025 to December 31, 2024 AUMA Comparison
AUMA increased $13.4 billion primarily due to positive net flows and lower interest rates resulting in unrealized gains from fixed maturities securities.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Spread income:
Base portfolio income	$1,508	$1,355	$4,349	$3,938
Interest credited to policyholder account balances	(872)	(710)	(2,452)	(1,971)
Base spread income	636	645	1,897	1,967
Variable investment income	12	39	109	69
Total spread income*	$648	$684	$2,006	$2,036
Fee income:
Policy fees	$80	$71	$223	$200
Advisory fees and other income	—	—	—	—
Total fee income	$80	$71	$223	$200
*Excludes amortization of DSI assets of $9 million and $10 million for the three months ended September 30, 2025 and 2024, respectively, and $28 million and $31 million for the nine months ended September 30, 2025 and 2024, respectively.
The following table presents Individual Retirement net investment spread:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Individual Retirement base net investment spread:
Base yield*	5.18%	5.28%	5.18%	5.24%
Cost of funds	(3.27)	(3.02)	(3.22)	(2.91)
Individual Retirement base net investment spread	1.91%	2.26%	1.96%	2.33%
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

Corebridge | Third Quarter 2025 Form 10-Q 102

ITEM 2 | Business Segment Operations
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 Comparison and Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 Comparison
See “Financial Highlights.”
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Fixed annuities	$2,062	$2,780	$7,277	$9,524
Fixed index annuities	2,810	2,298	7,625	6,420
Registered index-linked annuities	650	—	1,405	—
Total	$5,522	$5,078	$16,307	$15,944

Net Flows	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Fixed annuities	$(24)	$634	$1,275	$2,492
Fixed index annuities	1,386	1,146	3,832	3,173
Registered index-linked annuities	648	—	1,403	—
Total	$2,010	$1,780	$6,510	$5,665
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 Comparison
Fixed Annuities Net outflows increased by $658 million over the prior year, primarily due to lower premiums and deposits of $718 million and higher death benefits of $15 million, partially offset by lower surrenders and withdrawals of $76 million.
Fixed Index Annuities Net inflows increased by $240 million primarily due to higher premiums and deposits of $512 million, partially offset by higher surrenders and withdrawals of $261 million and higher death benefits of $12 million.
Registered Index-Linked Annuities Net inflows of $648 million due to the launch of the registered index-linked annuity in the fourth quarter of 2024.
Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 Comparison
Fixed Annuities Net inflows decreased by $1.2 billion over the prior year, primarily due to lower premiums and deposits of $2.2 billion and higher death benefits of $607 million, partially offset by lower surrenders and withdrawals of $1.6 billion.
Fixed Index Annuities Net inflows increased by $659 million primarily due to higher premiums and deposits of $1.2 billion, partially offset by higher surrenders and withdrawals of $538 million and higher death benefits of $9 million.
Registered Index-Linked Annuities Net inflows of $1.4 billion due to the launch of the registered index-linked annuity in the fourth quarter of 2024.
Surrenders
The following table presents Individual Retirement surrender rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed annuities	11.7%	13.2%	11.2%	16.4%
Fixed index annuities	9.8	9.1	9.1	8.8
Registered index-linked annuities	0.3	—	0.2	—

Corebridge | Third Quarter 2025 Form 10-Q 103

ITEM 2 | Business Segment Operations
The following table presents account values for fixed annuities, fixed index annuities and registered index-linked annuities by surrender charge category:

	September 30,			December 31,
	2025			2024
(in millions)	Fixed Annuities	Fixed Index Annuities	Registered Index-Linked Annuities	Fixed Annuities	Fixed Index Annuities	Registered Index-Linked Annuities
No surrender charge	$17,054	$3,048	$—	$18,503	$2,297	$—
Greater than 0% - 2%	1,554	4,621	—	1,098	4,271	—
Greater than 2% - 4%	2,118	8,033	—	2,579	6,958	—
Greater than 4%	33,965	35,948	1,633	29,700	32,719	89
Non-surrenderable	2,966	—	—	2,955	—	—
Total account value*	$57,657	$51,650	$1,633	$54,835	$46,245	$89
*    Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed annuities, the proportion of account value subject to surrender charge at September 30, 2025 increased compared to December 31, 2024 primarily due to growth in the business. For fixed index annuities, the proportion of account value subject to surrender charge at September 30, 2025 was lower compared to December 31, 2024 due to the aging of the business.
Group Retirement
Group Retirement Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Adjusted Revenues:
Premiums	$3	$5	$7	$10
Policy fees	114	113	327	328
Net investment income:
Base portfolio income	444	451	1,350	1,421
Variable investment income	23	27	71	39
Net investment income	467	478	1,421	1,460
Advisory fee and other income*	96	88	268	254
Total adjusted revenues	680	684	2,023	2,052
Benefits and expenses:
Policyholder benefits	3	9	10	10
Interest credited to policyholder account balances	304	305	901	903
Amortization of deferred policy acquisition costs	22	21	65	63
Non-deferrable insurance commissions	32	30	92	89
Advisory fee expenses	34	34	97	99
General operating expenses	100	97	296	305
Total benefits and expenses	495	496	1,461	1,469
Adjusted pre-tax operating income	$185	$188	$562	$583
*    Includes advisory fee income from registered investment services, 12b-1 fees (i.e., marketing and distribution fee income), other asset management fee income, and commission-based broker-dealer services.

Corebridge | Third Quarter 2025 Form 10-Q 104

ITEM 2 | Business Segment Operations
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Spread income(a)	$166	$176	$529	$567
Fee income(b)	210	201	595	582
Policyholder benefits, net of premiums	—	(4)	(3)	—
Non-deferrable insurance commissions	(32)	(30)	(92)	(89)
Amortization of DAC and DSI	(25)	(24)	(74)	(73)
General operating expenses	(100)	(97)	(296)	(305)
Other(c)	(34)	(34)	(97)	(99)
Adjusted pre-tax operating income	$185	$188	$562	$583
(a)Excludes amortization of DSI assets of $3 million and $3 million for the three months ended September 30, 2025 and 2024, respectively, and $9 million and $10 million for the nine months ended September 30, 2025 and 2024, respectively.
(b)Fee income represents policy fee and advisory fee and other income.
(c)Other consists of advisory fee expenses.
Financial Highlights
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 APTOI Comparison
APTOI decreased $3 million, primarily due to:
•lower spread income of $10 million due to lower base spread income of $6 million reflecting lower base portfolio income and a decrease in variable investment income of $4 million driven by lower alternative investment income.
Partially offset by:
•higher fee income, net of advisory fee expenses, of $9 million due to higher average separate account, advisory, and mutual fund assets driven by improved equity market performance.
Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 APTOI Comparison
APTOI decreased $21 million, primarily due to:
•lower spread income of $38 million due to lower base spread income of $70 million reflecting lower base portfolio income, partially offset by an increase in variable investment income of $32 million primarily due to higher yield enhancement and alternative investment income.
Partially offset by:
•higher fee income, net of advisory fee expenses, of $15 million due to higher average separate account, advisory, and mutual fund assets driven by improved equity market performance; and
•lower general operating expenses of $9 million.
AUMA
The following table presents Group Retirement AUMA by product:

(in millions)	September 30, 2025	December 31, 2024
AUMA by asset type:
In-plan spread based	$22,335	$22,330
In-plan fee based	61,289	57,961
Total in-plan AUMA(a)	83,624	80,291
Out-of-plan proprietary - General Account	17,519	16,765
Out-of-plan proprietary - Separate Accounts	11,237	11,116
Total out-of-plan proprietary annuities	28,756	27,881
Advisory and brokerage assets	17,768	16,127
Total out-of-plan AUMA(b)	46,524	44,008
Total AUMA	$130,148	$124,299
(a)Includes $14.0 billion of AUMA at September 30, 2025 and $13.1 billion of AUMA at December 31, 2024 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)    Includes $14.8 billion of AUMA at September 30, 2025 and $13.4 billion of AUMA at December 31, 2024 that is associated with our out-of-plan investment advisory service that we offer to participants at an additional fee.

Corebridge | Third Quarter 2025 Form 10-Q 105

ITEM 2 | Business Segment Operations
September 30, 2025 to December 31, 2024 AUMA Comparison
In-plan assets increased by $3.3 billion driven by an increase in fee based assets, primarily due to higher equity markets partially offset by negative net flows. Out-of-plan proprietary annuity assets increased by $875 million, primarily due to improved equity markets and lower interest rates resulting in unrealized gains from fixed maturities securities. The increase of advisory and brokerage assets of $1.6 billion was driven by improved equity markets and net new client deposits.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Spread income:
Base portfolio income	$444	$451	$1,350	$1,421
Interest credited to policyholder account balances	(301)	(302)	(892)	(893)
Base spread income	143	149	458	528
Variable investment income	23	27	71	39
Total spread income*	$166	$176	$529	$567
Fee income:
Policy fees	$114	$113	$327	$328
Advisory fees and other income	96	88	268	254
Total fee income	$210	$201	$595	$582
*Excludes amortization of DSI assets of $3 million and $3 million for the three months ended September 30, 2025 and 2024, respectively, and $9 million and $10 million for the nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Base net investment spread:
Base yield*	4.29%	4.18%	4.31%	4.29%
Cost of funds	(3.11)	(3.00)	(3.08)	(2.95)
Base net investment spread	1.18%	1.18%	1.23%	1.34%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 Comparison and Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 Comparison
See “Financial Highlights.”
Premiums and Deposits and Net Flows
For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities while deposits represent sales on investment-oriented products.
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

Premiums and Deposits and Net Flows	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
In-plan(a)(b)	$1,123	$1,251	$3,644	$3,762
Out-of-plan proprietary variable annuity	171	221	499	537
Out-of-plan proprietary fixed and index annuities	468	491	1,419	1,716
Premiums and deposits(c)	$1,762	$1,963	$5,562	$6,015
Net Flows	$(2,995)	$(1,784)	$(6,664)	$(5,549)
(a)In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)Includes inflows related to in-plan mutual funds of $712 million and $770 million for the three months ended September 30, 2025 and 2024, respectively, and $2.3 billion and $2.4 billion for the nine months ended September 30, 2025 and 2024, respectively.
(c)Excludes client deposits into advisory and brokerage accounts of $816 million and $761 million for the three months ended September 30, 2025 and 2024, respectively, and $2.3 billion and $2.3 billion for the nine months ended September 30, 2025 and 2024, respectively.

Corebridge | Third Quarter 2025 Form 10-Q 106

ITEM 2 | Business Segment Operations
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 Comparison
Net flows remained negative and increased by $1.2 billion primarily due to an increase in surrenders and withdrawals of $1.0 billion, driven by an increase in in-plan annuity surrenders and a decrease in deposits of $201 million, partially offset by a decrease in death and payout benefit annuity benefits of $16 million. Large plan acquisitions and surrenders resulted in higher negative net flows of $1.1 billion compared to the prior year.
Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 Comparison
Net flows remained negative and increased by $1.1 billion primarily due to an increase in surrenders and withdrawals of $697 million, driven by an increase in in-plan annuity surrenders, a decrease in deposits of $453 million partially offset by a decrease in death and payout benefit annuity benefits of $35 million. Large plan acquisitions and surrenders resulted in higher negative net flows of $1.4 billion compared to the prior year.
Surrenders
The following table presents Group Retirement surrender rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Surrender rates	16.3%	12.6%	14.1%	13.1%
The following table presents account value for Group Retirement annuities by surrender charge category:

	September 30,	December 31,
(in millions)	2025	2024
No surrender charge(a)	$70,079	$69,208
Greater than 0% - 2%	1,533	1,421
Greater than 2% - 4%	1,298	1,472
Greater than 4%	6,885	6,748
Non-surrenderable	369	263
Total account value(b)(c)	$80,164	$79,112
(a)Group Retirement amounts in this category include account values in the general account of approximately $3.5 billion and $3.7 billion at September 30, 2025 and December 31, 2024, respectively, which are subject to 20% percent annual withdrawal limitations at the participant level and account values in the general account of $4.7 billion, and $4.9 billion at September 30, 2025 and December 31, 2024, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(b)Excludes mutual fund assets under administration of $31.5 billion and $29.5 billion at September 30, 2025 and December 31, 2024, respectively.
(c)Includes payout Immediate Annuities and funding agreements.
September 30, 2025 to December 31, 2024 Comparison
Group Retirement annuity deposits are typically subject to a four- to seven-year surrender charge period, depending on the product. In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges. At September 30, 2025, Group Retirement annuity account values with no surrender charge increased compared to December 31, 2024 primarily due to an increase in assets under management driven by higher equity markets, partially offset by negative net flows.

Corebridge | Third Quarter 2025 Form 10-Q 107

ITEM 2 | Business Segment Operations
Life Insurance
Life Insurance Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Adjusted Revenues:
Premiums	$366	$352	$1,083	$1,117
Policy fees	357	360	1,087	1,094
Net investment income:
Base portfolio income	322	331	983	973
Variable investment income	1	5	11	11
Net investment income	323	336	994	984
Other income	1	81	2	82
Total adjusted revenues	1,047	1,129	3,166	3,277
Benefits and expenses:
Policyholder benefits	726	687	2,012	2,062
Interest credited to policyholder account balances	79	84	243	251
Amortization of deferred policy acquisition costs	84	82	253	260
Non-deferrable insurance commissions	15	7	44	42
Advisory fee expenses	—	1	1	2
General operating expenses	118	112	347	355
Total benefits and expenses	1,022	973	2,900	2,972
Adjusted pre-tax operating income	$25	$156	$266	$305
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Underwriting margin(a)	$327	$392	$996	$998
General operating expenses	(118)	(112)	(347)	(355)
Non-deferrable insurance commissions(b)	(15)	(7)	(44)	(42)
Amortization of DAC	(84)	(82)	(253)	(260)
Impact of annual actuarial assumption update excluded from Underwriting margin	(85)	(34)	(85)	(34)
Other(c)	—	(1)	(1)	(2)
Adjusted pre-tax operating income	$25	$156	$266	$305
(a)Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances.
(b) 2024 includes a $5 million favorable impact from the annual actuarial assumption update.
(c) Other primarily represents advisory fee expenses.
Financial Highlights
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 APTOI Comparison
APTOI decreased $131 million, primarily due to:
•unfavorable underwriting margin of $65 million, driven by a reinsurance recapture impact of $62 million in 2024; and
•unfavorable impact of $85 million from the annual review and update of actuarial assumptions in 2025 compared to an unfavorable impact of $29 million from the annual review and update of actuarial assumptions in 2024.

Corebridge | Third Quarter 2025 Form 10-Q 108

ITEM 2 | Business Segment Operations
Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 APTOI Comparison
Reported APTOI reflects the results of AIG Life U.K. until March 31, 2024.
APTOI decreased $39 million, primarily due to:
•unfavorable impact of $85 million from the annual review and update of actuarial assumptions in 2025 compared to an unfavorable impact of $29 million from the annual review and update of actuarial assumptions in 2024.
Partially offset by:
•favorable domestic underwriting margin of $31 million, driven by favorable mortality, partially offset by prior year favorable reinsurance recapture and other one-time adjustments of $32 million.
AUMA
The following table presents Life Insurance AUMA:

(in millions)	September 30, 2025	December 31, 2024
Total AUMA	$27,227	$26,466
September 30, 2025 to December 31, 2024 AUMA Comparison
AUMA increased $761 million in the nine months ended September 30, 2025 compared to the prior year-end primarily due to interest rate movements.
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Premiums	$366	$352	$1,083	$1,117
Policy fees	357	360	1,087	1,094
Net investment income	323	336	994	984
Other income	1	81	2	82
Policyholder benefits	(726)	(687)	(2,012)	(2,062)
Interest credited to policyholder account balances	(79)	(84)	(243)	(251)
Less: Impact of annual actuarial assumption update	85	34	85	34
Underwriting margin	$327	$392	$996	$998

Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 Comparison and Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 Comparison
See “Financial Highlights.”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Traditional Life	$463	$469	$1,397	$1,388
Universal Life	378	387	1,168	1,168
Total U.S.	841	856	2,565	2,556
International	—	—	—	240
Premiums and deposits	$841	$856	$2,565	$2,796

Corebridge | Third Quarter 2025 Form 10-Q 109

ITEM 2 | Business Segment Operations
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 Comparison
Premiums and deposits decreased $15 million for the three months ended September 30, 2025 compared to the prior year, primarily due to increased lapses as more policies entered the post-level term period.
Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 Comparison
Premiums and deposits decreased $231 million for the nine months ended September 30, 2025 compared to the prior year, reflecting the sale of AIG Life U.K. on April 8, 2024.
Institutional Markets
Institutional Markets Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Adjusted Revenues:
Premiums	$1,547	$208	$2,072	$2,171
Policy fees	52	50	153	145
Net investment income:
Base portfolio income	606	527	1,723	1,500
Variable investment income	38	41	164	44
Net investment income	644	568	1,887	1,544
Other income	—	6	2	8
Total adjusted revenues	2,243	832	4,114	3,868
Benefits and expenses:
Policyholder benefits	1,821	435	2,849	2,852
Interest credited to policyholder account balances	257	215	730	571
Amortization of deferred policy acquisition costs	4	4	12	10
Non-deferrable insurance commissions	5	5	15	15
General operating expenses	22	19	64	58
Total benefits and expenses	2,109	678	3,670	3,506
Adjusted pre-tax operating income	$134	$154	$444	$362
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Spread income(a)	$139	$133	$444	$327
Fee income(b)	17	15	48	46
Underwriting margin(c)	15	25	49	63
Non-deferrable insurance commissions	(5)	(5)	(15)	(15)
General operating expenses	(22)	(19)	(64)	(58)
Other	(10)	5	(18)	(1)
Adjusted pre-tax operating income	$134	$154	$444	$362
(a)Represents spread income on GIC, PRT and structured settlement products.
(b)Represents fee income on SVW products.
(c)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Financial Highlights
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 APTOI Comparison
APTOI decreased $20 million, primarily due to:
•lower underwriting margin of $10 million driven by prior year impact from a reinsurance recapture and higher policy benefits; and
•lower other of $15 million driven by annual actuarial assumption updates.

Corebridge | Third Quarter 2025 Form 10-Q 110

ITEM 2 | Business Segment Operations
Partially offset by:
•higher spread income of $6 million driven by $8 million higher base spread income partially offset by $2 million lower variable investment income from alternative investments.
Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 APTOI Comparison
APTOI increased $82 million, primarily due to:
•higher spread income of $117 million driven by $119 million higher variable investment income from private equity investments.
Partially offset by:
•lower underwriting margin of $14 million driven by $15 million higher policyholder benefits and other activity and $5 million prior year impact from a reinsurance recapture, partially offset by $6 million higher policy fees; and
•lower other of $17 million driven by annual actuarial assumption updates.
AUMA
The following table presents Institutional Markets AUMA:

(in millions)	September 30, 2025	December 31, 2024
SVW (AUA)	$47,584	$45,000
GIC, PRT and Structured settlements (AUM)	48,467	40,722
All other (AUM)	7,812	7,390
Total AUMA	$103,863	$93,112
September 30, 2025 to December 31, 2024 AUMA Comparison
AUMA increased $10.8 billion, primarily due to premiums and deposits of PRT and GIC products of $7.2 billion, investment performance and other activity of $4.7 billion and net inflows of $1.4 billion from SVW products, partially offset by benefit payments on the GIC, PRT and structured settlement products of $2.5 billion.
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Premiums	$1,555	$217	$2,097	$2,197
Net investment income	609	531	1,777	1,431
Policyholder benefits	(1,806)	(418)	(2,793)	(2,802)
Interest credited to policyholder account balances	(229)	(187)	(647)	(489)
Less: impact of annual actuarial assumption update	10	(10)	10	(10)
Total spread income(a)	$139	$133	$444	$327
SVW fees	$17	$15	$48	$46
Total fee income	$17	$15	$48	$46
Premiums	$(8)	$(9)	$(25)	$(26)
Policy fees (excluding SVW)	35	35	105	99
Net investment income	35	37	110	113
Other income	—	6	2	8
Policyholder benefits	(15)	(17)	(56)	(50)
Interest credited to policyholder account balances	(28)	(28)	(83)	(82)
Less: impact of annual actuarial assumption update	(4)	1	(4)	1
Total underwriting margin(b)	$15	$25	$49	$63
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 Comparison and Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 Comparison
See “Financial Highlights.”

Corebridge | Third Quarter 2025 Form 10-Q 111

ITEM 2 | Business Segment Operations
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
PRT	$1,516	$169	$1,985	$2,063
GICs	2,032	1,000	4,381	3,391
Other*	617	94	876	443
Premiums and deposits	$4,165	$1,263	$7,242	$5,897
*Other principally consists of structured settlements and Corporate Markets products.
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 Comparison
Premiums and deposits increased compared to the prior year period by $2.9 billion, primarily due to higher deposits on new GICs of $1.0 billion, higher premiums on new PRT business of $1.3 billion and higher premiums on new Corporate Markets business of $538 million.
Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 Comparison
Premiums and deposits increased compared to the prior year period by $1.3 billion, primarily due to higher deposits on new GICs of $1.0 billion and high premiums on new Corporate Markets business of $527 million.
Corporate and Other
Corporate and Other primarily consists of interest expense on financial debt, parent expenses not attributable to other segments, institutional asset management business, which includes managing assets for non-consolidated affiliates, results of our consolidated investment entities, results of our legacy insurance lines ceded to Fortitude Re and intercompany eliminations.
Corporate and Other Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Adjusted Revenues:
Net investment income (loss)	$27	$(5)	$61	$3
Net realized gains (losses) on real estate investments	(5)	53	(3)	36
Other income	12	9	25	40
Total adjusted revenues	34	57	83	79
Benefits and expenses:
Policyholder benefits	—	—	11	—
Non-deferrable insurance commissions	1	—	2	1
General operating expenses:
Corporate and other	43	40	125	128
Asset management(a)	11	14	38	49
Total general operating expenses	54	54	163	177
Interest expense:
Corporate	115	110	354	324
Asset management and other	22	22	67	77
Total interest expense	137	132	421	401
Total benefits and expenses	192	186	597	579
Noncontrolling interest(b)	7	3	8	78
Adjusted pre-tax operating loss before consolidation and eliminations	(151)	(126)	(506)	(422)
Consolidations and eliminations	10	2	12	(1)
Adjusted pre-tax operating (loss)	$(141)	$(124)	$(494)	$(423)

(a)General operating expenses – Asset management primarily represent the costs to manage the investment portfolio for affiliates that are not included in the consolidated financial statements of Corebridge.
(b)Noncontrolling interests represent the third-party or Corebridge affiliated interest in internally managed consolidated investment vehicles and are almost entirely offset within net investment income, net realized gains (losses) and interest expense.

Corebridge | Third Quarter 2025 Form 10-Q 112

ITEM 2 | Business Segment Operations
Corporate and Other Sources of Earnings
The following table presents the sources of earnings of the Corporate and Other segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Corporate expenses	$(33)	$(32)	$(100)	$(108)
Interest expense on financial debt	(115)	(110)	(354)	(324)
Asset management	7	39	4	55
Consolidated investment entities	2	(10)	5	(9)
Other	(2)	(11)	(49)	(37)
Adjusted pre-tax operating (loss)	$(141)	$(124)	$(494)	$(423)
Financial Highlights
Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024 APTOI Comparison
Adjusted pre-tax operating loss increased $17 million from the prior year quarter primarily due to higher interest expense and a one-time gain associated with the sale from a legacy investment in the prior year quarter.
Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024 APTOI Comparison
Adjusted pre-tax operating loss increased $71 million primarily due to:
•lower asset management income of $51 million driven by one-time gain associated with the sale from a legacy investment in the prior year quarter; and
•higher interest expense on financial debt of $30 million primarily driven by new debt issuances in the fourth quarter of 2024 in anticipation of debt maturities in 2025.

Corebridge | Third Quarter 2025 Form 10-Q 113

ITEM 2 | Investments

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector, issuer and geographic perspectives. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At September 30, 2025, of $235.0 billion of invested assets supporting our insurance operating companies, approximately 46% were in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 32% of our fixed income securities, and 99% were investment grade. At December 31, 2024, of $216.4 billion of invested assets supporting our insurance operating companies, approximately 45% were in corporate debt securities. MBS, ABS and CLOs represent 34% of our fixed income securities and 99% were investment grade.
See “Business - Investment Management” in the 2024 Form 10-K for further information, including current and future management of our investment portfolio.
Key Investment Strategies
Investment strategies are assessed at the segment level and the insurance subsidiary level and involve considerations that include local and general market and economic conditions, duration and cash flow management, risk appetite and volatility constraints, rating agency and regulatory capital considerations, tax, regulatory and legal investment limitations, and, as applicable, environmental, social and governance considerations.
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
As of September 30, 2025, Blackstone managed $69.8 billion in book value of assets in our investment portfolio.
Under the investment management agreements with BlackRock and its investment advisory affiliates, as of September 30, 2025, BlackRock managed approximately $90.0 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management. The investment management agreements with BlackRock provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and will allow us to further optimize our investment management operating model while improving overall performance. The investment management agreements contain detailed investment guidelines and reporting requirements.
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

Corebridge | Third Quarter 2025 Form 10-Q 114

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

Corebridge | Third Quarter 2025 Form 10-Q 115

ITEM 2 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
September 30, 2025
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,064	$251	$1,315
Obligations of states, municipalities and political subdivisions	3,962	578	4,540
Non-U.S. governments	4,271	217	4,488
Corporate debt	107,655	10,498	118,153
Mortgage-backed, asset-backed and collateralized:
RMBS	15,799	478	16,277
CMBS	9,060	347	9,407
CLO	9,008	76	9,084
ABS	20,955	545	21,500
Total mortgage-backed, asset-backed and collateralized	54,822	1,446	56,268
Total bonds available-for-sale	171,774	12,990	184,764
Other bond securities	431	4,979	5,410
Total fixed maturities	172,205	17,969	190,174
Equity securities	2,331	—	2,331
Mortgage and other loans receivable:
Residential mortgages	12,968	—	12,968
Commercial mortgages	33,613	2,846	36,459
Life insurance policy loans	1,399	306	1,705
Commercial loans, other loans and notes receivable	2,734	98	2,832
Total mortgage and other loans receivable(a)	50,714	3,250	53,964
Other invested assets(b)	8,365	1,912	10,277
Short-term investments	4,281	362	4,643
Total(c)	$237,896	$23,493	$261,389
December 31, 2024
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,127	$241	$1,368
Obligations of states, municipalities and political subdivisions	4,085	576	4,661
Non-U.S. governments	3,670	234	3,904
Corporate debt	95,943	10,535	106,478
Mortgage-backed, asset-backed and collateralized:
RMBS	15,274	510	15,784
CMBS	9,127	450	9,577
CLO	9,985	133	10,118
ABS	18,375	575	18,950
Total mortgage-backed, asset-backed and collateralized	52,761	1,668	54,429
Total bonds available-for-sale	157,586	13,254	170,840
Other bond securities	348	4,914	5,262
Total fixed maturities	157,934	18,168	176,102
Equity securities	56	—	56
Mortgage and other loans receivable:
Residential mortgages	12,671	—	12,671
Commercial mortgages	32,094	3,075	35,169
Life insurance policy loans	1,411	315	1,726
Commercial loans, other loans and notes receivable	3,053	149	3,202
Total mortgage and other loans receivable(a)	49,229	3,539	52,768
Other invested assets(b)	7,800	2,051	9,851
Short-term investments	4,707	274	4,981
Total(c)	$219,726	$24,032	$243,758
(a)Net of total allowance for credit losses for $718 million and $771 million at September 30, 2025 and December 31, 2024, respectively.
(b)Other invested assets, excluding Fortitude Re funds withheld assets, include $6.2 billion and $5.8 billion of private equity funds as of September 30, 2025 and December 31, 2024, respectively, which are generally reported on a one-quarter lag.
(c)Includes the consolidation of approximately $5.2 billion and $4.9 billion of consolidated investment entities at September 30, 2025 and December 31, 2024, respectively.

Corebridge | Third Quarter 2025 Form 10-Q 116

ITEM 2 | Investments
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	September 30, 2025	December 31, 2024
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,064	$1,127
Obligations of states, municipalities and political subdivisions	3,963	4,085
Non-U.S. governments	4,272	3,669
Corporate debt
Public credit	85,456	75,491
Private credit	22,915	20,802
Total corporate debt	108,371	96,293
Mortgage-backed, asset-backed and collateralized:
RMBS	16,320	15,754
CMBS	9,061	9,127
CLO	8,957	9,933
ABS	20,954	18,374
Total mortgage-backed, asset-backed and collateralized	55,292	53,188
Total bonds available-for-sale	172,962	158,362
Other bond securities	397	312
Total fixed maturities	173,359	158,674
Equity securities	2,330	53
Mortgage and other loans receivable:
Residential mortgages	11,532	11,128
Commercial mortgages	34,144	32,660
Commercial loans, other loans and notes receivable	2,815	3,133
Total mortgage and other loans receivable(a)(b)	48,491	46,921
Other invested assets
Hedge funds	69	132
Private equity(c)	5,897	5,540
Real estate investments	69	313
Other invested assets - All other	820	308
Total other invested assets	6,855	6,293
Short-term investments	4,007	4,428
Total(d)	$235,042	$216,369
(a)Does not reflect allowance for credit loss on mortgage loans of $683 million and $710 million at September 30, 2025 and December 31, 2024, respectively.
(b)Does not reflect policy loans of $1.4 billion and $1.4 billion at September 30, 2025 and December 31, 2024, respectively.
(c)Private equity funds are generally reported on a one-quarter lag.
(d)Excludes approximately $5.2 billion and $4.9 billion of consolidated investment entities as well as $3.1 billion and $2.3 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at September 30, 2025 and December 31, 2024, respectively.
Credit Ratings
At September 30, 2025, nearly all our fixed maturity securities were held by our U.S. entities and 94% of these securities were rated investment grade by one or more of the principal rating agencies.
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

Corebridge | Third Quarter 2025 Form 10-Q 117

ITEM 2 | Investments
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of September 30, 2025 and December 31, 2024, 95% and 95%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 95% and 95% investment grade as of September 30, 2025 and December 31, 2024, respectively. The remaining below investment grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
September 30, 2025
Other fixed maturity securities	$50,219	$58,817	$109,036	$5,000	$2,430	$476	$102	$8,008	$117,044
Mortgage-backed, asset-backed and collateralized	44,942	9,511	54,453	367	172	72	7	618	55,071
Total(b)	$95,161	$68,328	$163,489	$5,367	$2,602	$548	$109	$8,626	$172,115
Fortitude Re funds withheld assets									$17,969
Total fixed maturities									$190,084
December 31, 2024
Other fixed maturity securities	$46,274	$51,348	$97,622	$4,151	$2,499	$524	$73	$7,247	$104,869
Mortgage-backed, asset-backed and collateralized	44,725	7,617	52,342	371	172	69	17	629	52,971
Total(b)	$90,999	$58,965	$149,964	$4,522	$2,671	$593	$90	$7,876	$157,840
Fortitude Re funds withheld assets									$18,168
Total fixed maturities									$176,008
(a)Includes $0 million and $1 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of September 30, 2025 and $2 million and $1 million of NAIC 4 and 5 securities, respectively, as of December 31, 2024. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $90 million and $94 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2025 and December 31, 2024, respectively.

Corebridge | Third Quarter 2025 Form 10-Q 118

ITEM 2 | Investments
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	September 30, 2025	December 31, 2024
NAIC 1	$95,765	$91,475
NAIC 2	68,964	59,320
NAIC 3	5,372	4,525
NAIC 4	2,603	2,671
NAIC 5 and 6	655	683
Total*	$173,359	$158,674
*    Excludes approximately $63 million and $61 million of consolidated investment entities and $1.2 billion and $800 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at September 30, 2025 and December 31, 2024, respectively.
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
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
September 30, 2025
Other fixed maturity securities	$51,604	$57,762	$109,366	$4,675	$2,472	$531	$7,678	$117,044
Mortgage-backed, asset-backed and collateralized	41,953	10,026	51,979	532	304	2,256	3,092	55,071
Total(c)	$93,557	$67,788	$161,345	$5,207	$2,776	$2,787	$10,770	$172,115
Fortitude Re funds withheld assets								$17,969
Total fixed maturities								$190,084
December 31, 2024
Other fixed maturity securities	$46,770	$50,941	$97,711	$4,058	$2,538	$562	$7,158	$104,869
Mortgage-backed, asset-backed and collateralized	41,521	8,358	49,879	427	371	2,294	3,092	52,971
Total(c)	$88,291	$59,299	$147,590	$4,485	$2,909	$2,856	$10,250	$157,840
Fortitude Re funds withheld assets								$18,168
Total fixed maturities								$176,008
(a)Includes $2.2 billion and $1.5 billion at September 30, 2025 and December 31, 2024, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)Includes $1 million of consolidated CLOs as of September 30, 2025 and $3 million as of December 31, 2024. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c)Excludes $90 million and $94 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2025 and December 31, 2024, respectively.

Corebridge | Third Quarter 2025 Form 10-Q 119

ITEM 2 | Investments
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
September 30, 2025
Other fixed maturity securities	$51,692	$58,391	$110,083	$4,675	$2,471	$531	$7,677	$117,760
Mortgage-backed, asset-backed and collateralized	42,457	10,042	52,499	537	305	2,258	3,100	55,599
Total fixed maturities*	$94,149	$68,433	$162,582	$5,212	$2,776	$2,789	$10,777	$173,359
December 31, 2024
Other fixed maturity securities	$46,770	$51,291	$98,061	$4,055	$2,537	$561	$7,153	$105,214
Mortgage-backed, asset-backed and collateralized	41,985	8,375	50,360	433	373	2,294	3,100	53,460
Total fixed maturities*	$88,755	$59,666	$148,421	$4,488	$2,910	$2,855	$10,253	$158,674
*    Excludes approximately $63 million and $61 million of consolidated investment entities and $1.2 billion and $800 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at September 30, 2025 and December 31, 2024, respectively.
For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk” in the 2024 Form 10-K.
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Rating:
Other fixed maturity securities*
AAA	$1,326	$1,472	$—	$—	$1,326	$1,472
AA	21,084	21,297	31	16	21,115	21,313
A	29,162	23,985	1	—	29,163	23,985
BBB	57,711	50,924	51	17	57,762	50,941
Below investment grade	7,665	7,143	9	9	7,674	7,152
Non-rated	4	4	—	2	4	6
Total	$116,952	$104,825	$92	$44	$117,044	$104,869
Mortgage-backed, asset-backed and collateralized
AAA	$10,635	$10,679	$11	$12	$10,646	$10,691
AA	22,181	23,053	77	74	22,258	23,127
A	8,930	7,599	119	104	9,049	7,703
BBB	9,960	8,306	66	52	10,026	8,358
Below investment grade	3,064	3,070	27	21	3,091	3,091
Non-rated	52	54	39	41	91	95
Total	$54,822	$52,761	$339	$304	$55,161	$53,065
Total
AAA	$11,961	$12,151	$11	$12	$11,972	$12,163
AA	43,265	44,350	108	90	43,373	44,440
A	38,092	31,584	120	104	38,212	31,688
BBB	67,671	59,230	117	69	67,788	59,299
Below investment grade	10,729	10,213	36	30	10,765	10,243
Non-rated	56	58	39	43	95	101
Total	$171,774	$157,586	$431	$348	$172,205	$157,934

Corebridge | Third Quarter 2025 Form 10-Q 120

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Rating:
Other fixed maturity securities*
AAA	$345	$342	$22	$21	$367	$363
AA	2,866	3,128	1,031	1,092	3,897	4,220
A	3,710	3,217	237	142	3,947	3,359
BBB	4,316	4,513	1,493	1,461	5,809	5,974
Below investment grade	307	386	372	421	679	807
Non-rated	—	—	9	4	9	4
Total	$11,544	$11,586	$3,164	$3,141	$14,708	$14,727
Mortgage-backed, asset-backed and collateralized
AAA	$83	$117	$86	$80	$169	$197
AA	620	740	570	691	1,190	1,431
A	142	171	350	217	492	388
BBB	286	326	750	718	1,036	1,044
Below investment grade	315	314	58	66	373	380
Non-rated	—	—	1	1	1	1
Total	$1,446	$1,668	$1,815	$1,773	$3,261	$3,441
Total
AAA	$428	$459	$108	$101	$536	$560
AA	3,486	3,868	1,601	1,783	5,087	5,651
A	3,852	3,388	587	359	4,439	3,747
BBB	4,602	4,839	2,243	2,179	6,845	7,018
Below investment grade	622	700	430	487	1,052	1,187
Non-rated	—	—	10	5	10	5
Total	$12,990	$13,254	$4,979	$4,914	$17,969	$18,168

Corebridge | Third Quarter 2025 Form 10-Q 121

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Rating:
Other fixed maturity securities*
AAA	$1,671	$1,814	$22	$21	$1,693	$1,835
AA	23,950	24,425	1,062	1,108	25,012	25,533
A	32,872	27,202	238	142	33,110	27,344
BBB	62,027	55,437	1,544	1,478	63,571	56,915
Below investment grade	7,972	7,529	381	430	8,353	7,959
Non-rated	4	4	9	6	13	10
Total	$128,496	$116,411	$3,256	$3,185	$131,752	$119,596
Mortgage-backed, asset-backed and collateralized
AAA	$10,718	$10,796	$97	$92	$10,815	$10,888
AA	22,801	23,793	647	765	23,448	24,558
A	9,072	7,770	469	321	9,541	8,091
BBB	10,246	8,632	816	770	11,062	9,402
Below investment grade	3,379	3,384	85	87	3,464	3,471
Non-rated	52	54	40	42	92	96
Total	$56,268	$54,429	$2,154	$2,077	$58,422	$56,506
Total
AAA	$12,389	$12,610	$119	$113	$12,508	$12,723
AA	46,751	48,218	1,709	1,873	48,460	50,091
A	41,944	34,972	707	463	42,651	35,435
BBB	72,273	64,069	2,360	2,248	74,633	66,317
Below investment grade	11,351	10,913	466	517	11,817	11,430
Non-rated	56	58	49	48	105	106
Total	$184,764	$170,840	$5,410	$5,262	$190,174	$176,102
*Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	September 30, 2025			December 31, 2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Chile	$482	$22	$504	$425	$13	$438
France	463	19	482	262	18	280
Mexico	356	28	384	268	17	285
Indonesia	296	32	328	322	30	352
United Arab Emirates	210	1	211	205	1	206
Qatar	191	28	219	191	41	232
Saudi Arabia	185	19	204	189	18	207
Colombia	177	27	204	148	25	173
Panama	154	19	173	132	18	150
Norway	143	—	143	144	—	144
Other	1,616	96	1,712	1,385	79	1,464
Total*	$4,273	$291	$4,564	$3,671	$260	$3,931
*Includes bonds available-for-sale and other bond securities.

Corebridge | Third Quarter 2025 Form 10-Q 122

ITEM 2 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	September 30, 2025			December 31, 2024
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$31,578	$2,170	$33,748	$27,043	$2,199	$29,242
Utilities	17,400	2,305	19,705	14,815	2,327	17,142
Communications	5,771	606	6,377	5,757	593	6,350
Consumer noncyclical	11,568	1,248	12,816	11,553	1,247	12,800
Capital goods	3,942	367	4,309	3,767	360	4,127
Energy	9,773	921	10,694	9,238	929	10,167
Consumer cyclical	6,351	419	6,770	5,464	440	5,904
Basic materials	4,215	254	4,469	3,568	279	3,847
Other	17,057	2,208	19,265	14,738	2,161	16,899
Total*	$107,655	$10,498	$118,153	$95,943	$10,535	$106,478
*    94% and 93% of investments were rated investment grade at September 30, 2025 and December 31, 2024, respectively.

Corebridge | Third Quarter 2025 Form 10-Q 123

ITEM 2 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	September 30, 2025		December 31, 2024
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$4,174	26%	$3,683	25%
AAA	—		5
AA	4,174		3,678
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	3,058	19%	3,349	22%
AAA	816		975
AA	703		707
A	61		72
BBB	38		59
Below investment grade	1,440		1,536
Non-rated	—		—
Sub-prime RMBS	998	6%	1,042	7%
AAA	23		7
AA	60		74
A	87		87
BBB	22		28
Below investment grade	806		846
Non-rated	—		—
Prime non-agency	3,433	22%	3,272	21%
AAA	2,060		1,784
AA	820		823
A	355		299
BBB	101		258
Below investment grade	96		107
Non-rated	1		1
Other housing related	4,136	27%	3,928	25%
AAA	2,719		2,694
AA	750		628
A	499		397
BBB	156		197
Below investment grade	12		12
Non-rated	—		—
Total RMBS excluding Fortitude Re funds withheld assets	15,799	100%	15,274	100%
Total RMBS Fortitude Re funds withheld assets	478		510
Total RMBS*	$16,277		$15,784
*    Includes $2.2 billion and $1.5 billion at September 30, 2025 and December 31, 2024, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | Third Quarter 2025 Form 10-Q 124

ITEM 2 | Investments
Investments in CMBS
The following table presents our CMBS available-for-sale securities:

	September 30, 2025		December 31, 2024
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$8,010	88%	$8,098	88%
AAA	2,924		3,143
AA	2,747		3,087
A	944		774
BBB	930		740
Below investment grade	465		354
Non-rated	—		—
Agency	878	10%	871	10%
AAA	—		3
AA	878		868
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Other	172	2%	158	2%
AAA	48		42
AA	4		4
A	17		15
BBB	103		97
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	9,060	100%	9,127	100%
Total Fortitude Re funds withheld assets	347		450
Total	$9,407		$9,577
The fair value of CMBS holdings increased slightly during the nine months ended September 30, 2025. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination.

Corebridge | Third Quarter 2025 Form 10-Q 125

ITEM 2 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available-for-sale securities by collateral type:

	September 30, 2025		December 31, 2024
(dollars in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$8,936	30%	$9,983	35%
AAA	1,157		1,435
AA	3,775		4,929
A	2,486		2,548
BBB	1,465		1,008
Below investment grade	2		10
Non-rated	51		53
CDO - other	72	—%	2	—%
AAA	21		—
AA	49		—
A	—		—
BBB	—		—
Below investment grade	2		2
Non-rated	—		—
ABS	20,955	70%	18,375	65%
AAA	867		593
AA	8,221		8,252
A	4,481		3,407
BBB	7,145		5,919
Below investment grade	241		204
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	29,963	100%	28,360	100%
Total Fortitude Re funds withheld assets	621		708
Total	$30,584		$29,068
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2025	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$11,224	$390	862	$1,699	$523	108	$36	$33	2	$12,959	$946	972
7-11 months	7,789	371	614	1,162	316	86	34	18	1	8,985	705	701
12 months or more	51,727	4,292	5,540	25,821	7,980	2,323	366	199	22	77,914	12,471	7,885
Total	70,740	5,053	7,016	28,682	8,819	2,517	436	250	25	99,858	14,122	9,558
Below investment grade bonds
0-6 months	914	19	265	34	9	10	1	—	2	949	28	277
7-11 months	300	10	59	1	1	2	1	1	2	302	12	63
12 months or more	2,847	187	611	280	85	52	34	22	16	3,161	294	679
Total	4,061	216	935	315	95	64	36	23	20	4,412	334	1,019
Total bonds
0-6 months	12,138	409	1,127	1,733	532	118	37	33	4	13,908	974	1,249
7-11 months	8,089	381	673	1,163	317	88	35	19	3	9,287	717	764
12 months or more	54,574	4,479	6,151	26,101	8,065	2,375	400	221	38	81,075	12,765	8,564
Total excluding Fortitude Re funds withheld assets	$74,801	$5,269	7,951	$28,997	$8,914	2,581	$472	$273	45	$104,270	$14,456	10,577
Total Fortitude Re funds withheld assets										$14,575	$2,915	514
Total										$118,845	$17,371	11,091

Corebridge | Third Quarter 2025 Form 10-Q 126

ITEM 2 | Investments

December 31, 2024	Less Than or Equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$27,114	$916	2,457	$1,829	$590	130	$—	$—	—	$28,943	$1,506	2,587
7-11 months	4,479	361	329	1,718	557	143	1	—	—	6,198	918	472
12 months or more	55,089	5,370	6,141	32,251	10,002	2,838	522	286	29	87,862	15,658	9,008
Total	86,682	6,647	8,927	35,798	11,149	3,111	523	286	29	123,003	18,082	12,067
Below Investment grade bonds
0-6 months	2,204	71	398	89	27	19	3	3	3	2,296	101	420
7-11 months	321	21	53	1	—	1	—	—	2	322	21	56
12 months or more	3,038	210	691	581	173	103	18	13	8	3,637	396	802
Total	5,563	302	1,142	671	200	123	21	16	13	6,255	518	1,278
Total bonds
0-6 months	29,318	987	2,855	1,918	617	149	3	3	3	31,239	1,607	3,007
7-11 months	4,800	382	382	1,719	557	144	1	—	2	6,520	939	528
12 months or more	58,127	5,580	6,832	32,832	10,175	2,941	540	299	37	91,499	16,054	9,810
Total excluding Fortitude Re funds withheld assets	$92,245	$6,949	10,069	$36,469	$11,349	3,234	$544	$302	42	$129,258	$18,600	13,345
Total Fortitude Re funds withheld assets										$15,499	$3,416	702
Total										$144,757	$22,016	14,047
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at September 30, 2025 and December 31, 2024.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
(e)Includes MTM movement relating to embedded derivatives.
The allowance for credit losses was $4 million and $5 million for investment grade bonds, and $109 million and $114 million for below investment grade bonds as of September 30, 2025 and December 31, 2024, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the three and nine months ended September 30, 2025, was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended September 30, 2025, net unrealized gains related to fixed maturity securities were $2.4 billion due to narrowing of credit spreads. For the nine months ended September 30, 2025, net unrealized gains were $6.0 billion primarily due to narrowing of credit spreads.
The change in net unrealized gains and losses on investments for the three and nine months ended September 30, 2024 was primarily attributable to decreases in the fair value of fixed maturity securities. For the three months ended September 30, 2024, net unrealized gains related to fixed maturity securities increased by $7.0 billion due to higher interest rates. For the nine months ended September 30, 2024, net unrealized gains related to fixed maturity securities increased by $4.7 billion due to higher interest rates.
For further discussion of our investment portfolio, see Notes 4 and 5 to the Condensed Consolidated Financial Statements.

Corebridge | Third Quarter 2025 Form 10-Q 127

ITEM 2 | Investments
Commercial Mortgage Loans
At September 30, 2025 and December 31, 2024, we had direct commercial mortgage loan exposure of $37.0 billion and $35.8 billion, respectively. At September 30, 2025 and December 31, 2024, we had an allowance for credit losses of $561 million and $626 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
September 30, 2025
State:
New York	73	$1,587	$3,261	$284	$507	$64	$—	$5,703	17%
California	55	631	846	139	1,042	562	52	3,272	10%
New Jersey	71	1,604	5	270	1,147	—	20	3,046	9%
Florida	50	833	103	448	298	491	58	2,231	7%
Texas	43	839	397	453	184	17	177	2,067	6%
Massachusetts	19	353	1,017	519	30	—	—	1,919	6%
Pennsylvania	21	172	201	165	381	20	—	939	2%
Colorado	15	418	42	87	267	112	—	926	2%
Illinois	20	378	321	2	115	—	57	873	2%
District of Columbia	8	518	—	—	—	—	—	518	2%
Other States	123	2,295	123	634	1,847	306	83	5,288	15%
Foreign	62	3,145	1,101	972	1,213	366	565	7,362	22%
Total*	560	$12,773	$7,417	$3,973	$7,031	$1,938	$1,012	$34,144	100%
Fortitude Re funds withheld assets								$2,876
Total Commercial Mortgages								$37,020
December 31, 2024
State:
New York	70	$1,417	$3,467	$280	$512	$67	$—	$5,743	18%
California	57	740	823	96	1,118	570	12	3,359	10%
New Jersey	71	1,770	5	267	1,128	—	21	3,191	10%
Florida	46	738	105	356	298	454	—	1,951	6%
Texas	40	806	461	454	227	17	156	2,121	6%
Massachusetts	20	544	888	527	14	—	—	1,973	6%
Pennsylvania	20	145	136	189	233	21	—	724	2%
Colorado	16	369	42	87	242	155	—	895	3%
Illinois	21	427	351	2	117	—	19	916	3%
District of Columbia	6	411	—	—	—	—	—	411	1%
Other States	116	2,246	179	543	1,301	324	27	4,620	13%
Foreign	64	3,450	965	792	1,059	272	218	6,756	21%
Total*	547	$13,063	$7,422	$3,593	$6,249	$1,880	$453	$32,660	99%
Fortitude Re funds withheld assets								$3,135
Total Commercial Mortgages								$35,795
*Does not reflect allowance for credit losses.

Corebridge | Third Quarter 2025 Form 10-Q 128

ITEM 2 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
September 30, 2025
Loan-to-value ratios(b)
Less than 65%	$21,916	$2,145	$160	$24,221
65% to 75%	6,548	884	36	7,468
76% to 80%	127	262	73	462
Greater than 80%	958	247	788	1,993
Total commercial mortgages excluding Fortitude Re(c)	$29,549	$3,538	$1,057	$34,144
Total commercial mortgages including Fortitude Re				$2,876
Total commercial mortgages				$37,020
December 31, 2024
Loan-to-value ratios(b)
Less than 65%	$20,375	$2,049	$209	$22,633
65% to 75%	6,539	593	32	7,164
76% to 80%	552	158	—	710
Greater than 80%	1,036	311	806	2,153
Total commercial mortgages excluding Fortitude Re(c)	$28,502	$3,111	$1,047	$32,660
Total commercial mortgages including Fortitude Re				$3,135
Total commercial mortgages				$35,795
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X and 1.9X at periods ended September 30, 2025 and December 31, 2024, respectively. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at September 30, 2025 and 60% at December 31, 2024. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
(c)Does not reflect allowance for credit losses.

Corebridge | Third Quarter 2025 Form 10-Q 129

ITEM 2 | Investments
Residential Mortgage Loans
At September 30, 2025 and December 31, 2024, we had direct residential mortgage loan exposure of $13.0 billion and $12.7 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

September 30, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO:(a)
780 and greater	$266	$1,003	$603	$632	$2,163	$1,409	$6,076
720 - 779	406	1,782	974	551	517	557	4,787
660 - 719	215	651	310	191	129	361	1,857
600 - 659	—	—	13	23	15	163	214
Less than 600	—	—	6	18	9	73	106
Total residential mortgages(b)(c)	$887	$3,436	$1,906	$1,415	$2,833	$2,563	$13,040

December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO:(a)
780 and greater	$1,075	$667	$690	$2,258	$617	$863	$6,170
720 - 779	1,647	1,095	579	582	149	440	4,492
660 - 719	609	355	235	150	38	336	1,723
600 - 659	15	12	34	25	10	146	242
Less than 600	3	2	19	12	5	67	108
Total residential mortgages(b)(c)	$3,349	$2,131	$1,557	$3,027	$819	$1,852	$12,735
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On September 30, 2025 and December 31, 2024 residential loans direct to consumers totaled $8.0 billion and $8.4 billion, respectively.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on credit losses, see Note 5 and for additional discussion on commercial mortgage loans, see Note 6 to the Condensed Consolidated Financial Statements.

Corebridge | Third Quarter 2025 Form 10-Q 130

ITEM 2 | Investments
Net Realized Gains and Losses

Three Months Ended September 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(29)	$—	$(29)	$(87)	$(1)	$(88)
Change in allowance for credit losses on fixed maturity securities	(36)	(10)	(46)	(85)	—	(85)
Change in allowance for credit losses on loans	(22)	—	(22)	(15)	2	(13)
Foreign exchange transactions, net of related hedges	227	6	233	(354)	18	(336)
Index-linked interest credited embedded derivatives, net of related hedges	(75)	—	(75)	(285)	—	(285)
All other derivatives and hedge accounting(b)	(36)	(13)	(49)	(195)	131	(64)
Sale of alternative investments and real estate	14	8	22	58	7	65
Other	(44)	(1)	(45)	(12)	—	(12)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(1)	(10)	(11)	(975)	157	(818)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(670)	(670)	—	(1,509)	(1,509)
Net realized losses	$(1)	$(680)	$(681)	$(975)	$(1,352)	$(2,327)

Nine Months Ended September 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(683)	$(20)	$(703)	$(900)	$(72)	$(972)
Intent to Sell(a)	(250)	—	(250)	(15)	(32)	(47)
Change in allowance for credit losses on fixed maturity securities	(97)	(22)	(119)	(197)	(7)	(204)
Change in allowance for credit losses on loans	(24)	3	(21)	(63)	(1)	(64)
Foreign exchange transactions, net of related hedges	(339)	16	(323)	(253)	18	(235)
Index-linked interest credited embedded derivatives, net of related hedges	(611)	—	(611)	(367)	—	(367)
All other derivatives and hedge accounting(b)	(452)	3	(449)	(72)	(9)	(81)
Sale of alternative investments and real estate	17	4	21	89	3	92
Other	(78)	(20)	(98)	(65)	—	(65)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(2,517)	(36)	(2,553)	(1,843)	(100)	(1,943)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(1,517)	(1,517)	—	(1,451)	(1,451)
Net realized losses	$(2,517)	$(1,553)	$(4,070)	$(1,843)	$(1,551)	$(3,394)
(a)Includes the impairment of fixed maturity securities in second quarter 2025 that Corebridge intended to transfer or sell in conjunction with the Reinsurance Agreements discussed in Note 1 to the Condensed Consolidated Financial Statements.
(b)Derivative activity related to hedging certain MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14 to the Condensed Consolidated Financial Statements.
Lower net realized losses, excluding Fortitude Re funds withheld assets in the three months ended September 30, 2025, compared to same period in the prior year, were primarily due to lower loss on derivatives and gain on foreign exchange transactions in the current period compared to higher losses on derivatives and foreign exchange transactions in the same period in the prior year.
Higher net realized losses excluding Fortitude Re funds withheld assets in the nine months ended September 30, 2025 compared to same period in the prior year, were primarily due to higher losses on derivatives and foreign exchange transactions in the current period compared to lower losses on derivatives and foreign exchange transactions in the same period in the prior year.

Corebridge | Third Quarter 2025 Form 10-Q 131

ITEM 2 | Investments
Index-linked interest credited embedded derivatives, net of related hedges, reflected lower losses in the three months ended September 30, 2025 compared to higher losses in the same period in the prior year and higher losses in the nine months ended September 30, 2025 compared to lower losses in the same period in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
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
The following table presents the carrying value of our other invested assets by type:

	September 30, 2025			December 31, 2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)	$6,204	$1,792	$7,996	$5,936	$1,893	$7,829
Investment real estate(b)	1,049	120	1,169	1,268	158	1,426
All other investments(c)	1,112	—	1,112	596	—	596
Total	$8,365	$1,912	$10,277	$7,800	$2,051	$9,851
(a)At September 30, 2025, included hedge funds of $125 million and private equity funds of $7.9 billion. At December 31, 2024, included hedge funds of $210 million and private equity funds of $7.6 billion.
(b)Net of accumulated depreciation of $480 million and $528 million as of September 30, 2025 and December 31, 2024, respectively.
(c)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at September 30, 2025 and December 31, 2024, respectively.
Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps, bond forwards) are used to manage interest rate risk associated with both embedded derivatives and MRBs contained in insurance contract liabilities and fixed maturity securities as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with foreign denominated investments, net capital exposures and foreign currency transactions. Equity derivatives (such as equity futures, swaps and options) are used to mitigate financial risk embedded in certain insurance liabilities and economically hedge certain investments. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, credit default swaps (“CDS”) and purchases of investments with embedded derivatives, such as equity linked notes and convertible bonds.
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

Corebridge | Third Quarter 2025 Form 10-Q 132

ITEM 2 | Investments
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
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$12,020	$405	$7,602	$192	$2,378	$217	$11,853	$414
Foreign exchange contracts	3,563	283	5,582	233	7,062	558	978	46
Derivatives not designated as hedging instruments(a)
Interest rate contracts	54,716	3,635	68,429	4,404	46,448	2,703	36,575	3,038
Foreign exchange contracts	7,248	475	8,732	362	10,360	713	2,857	222
Equity contracts	63,805	8,125	60,282	4,987	41,040	3,046	24,117	1,546
Credit contracts(b)	6,880	305	1,400	101	—	—	5	—
Other contracts(c)	48,095	14	45	1	45,016	13	45	2
Total derivatives, excluding Fortitude Re funds withheld	$196,327	$13,242	$152,072	$10,280	$152,304	$7,250	$76,430	$5,268
Total derivatives, Fortitude Re funds withheld	$—	$—	$—	$—	$—	$—	$—	$—
Total derivatives, gross(d)	$196,327	$13,242	$152,072	$10,280	$152,304	$7,250	$76,430	$5,268
Counterparty netting(e)		(9,270)		(9,270)		(4,494)		(4,494)
Cash collateral(f)		(3,440)		(848)		(2,563)		(664)
Total derivatives on Condensed Consolidated Balance Sheets(g)		$532		$162		$193		$110
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Includes written credit default swaps linked to certain actively traded indices. In the case of a credit event, the maximum future payment is limited to the constituent’s representation within the index.
(c)Consists primarily of SVWs and contracts with multiple underlying exposures.
(d)Includes $20.5 billion and $9.4 billion of notional amounts associated with reinsurance agreements at September 30, 2025 and December 31, 2024.
(e)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(f)Represents cash collateral posted and received that is eligible for netting.
(g)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both September 30, 2025 and December 31, 2024. Fair value of liabilities related to bifurcated embedded derivatives was $15.7 billion and $11.8 billion, respectively, at September 30, 2025 and December 31, 2024. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components, bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7 to the Condensed Consolidated Financial Statements.
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

Corebridge | Third Quarter 2025 Form 10-Q 133

ITEM 2 | Update of Actuarial Assumptions and Models
We also review assumptions related to variable annuities, fixed annuities, and fixed index annuities and registered index-linked annuities guaranteed benefits that are accounted for as MRBs or embedded derivatives and measured at fair value. The fair value of these MRBs or embedded derivatives is based on actuarial assumptions, including policyholder behavior, as well as capital market assumptions.
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
The net impacts to pre-tax income and APTOI because of the update of actuarial assumptions for the nine months ended September 30, 2025 and 2024 are shown in the following tables.
The following table presents the increase (decrease) in pre-tax income resulting from the annual update of actuarial assumptions, by line item as reported in Results of Operations:

	Nine Months Ended September 30,
(in millions)	2025	2024
Premiums	$—	$13
Policyholder benefits	(98)	(21)
Non-deferrable insurance commissions	—	5
Decrease in adjusted pre-tax operating income	(98)	(3)
Change in the fair value of market risk benefits, net	(58)	(84)
Net realized losses	(11)	8
Decrease in pre-tax income	$(167)	$(79)
The following table presents the increase in adjusted pre-tax operating income resulting from the annual update of actuarial assumptions by segment:

	Nine Months Ended September 30,
(in millions)	2025	2024
Individual Retirement	$(7)	$18
Group Retirement	—	(1)
Life Insurance	(85)	(29)
Institutional Markets	(6)	9
Total increase in adjusted pre-tax operating income from the update of assumptions*	$(98)	$(3)
*Liabilities ceded to Fortitude Re are reported in Corporate and Other. There is no impact to adjusted pre-tax operating income due to the annual update of actuarial assumptions as these liabilities are 100% ceded. In addition, as a result of the reinsurance agreement between AGL and CSLR, effective in the third quarter of 2025, our individual variable annuity business previously reported in the Individual Retirement segment, is now included within Corporate and Other. The results of operations from the variable annuity business have been excluded from APTOI.
Update of Actuarial Assumptions Impact to Consolidated pre-tax income (loss)
Corebridge recognized a $(167) million unfavorable and $(79) million unfavorable impact to pre-tax income, for the nine months ended September 30, 2025 and 2024, respectively, attributable to the annual actuarial assumption review. For 2025, the impacts were primarily driven by updates to policyholder assumptions, including lapse and mortality updates related to traditional and universal life products in Life Insurance, and utilization updates for fixed annuities with living benefits and certain model refinements. For 2024, the impacts were primarily driven by updates to policyholder assumptions, including lapse and mortality updates for certain annuity products in Individual Retirement and Group Retirement and universal life products. These were partially offset by updated economic assumptions, including investment yields, and model refinements related to traditional life products and immediate annuities.
Update of Actuarial Assumptions Impact to Consolidated APTOI
Corebridge recognized a $(98) million unfavorable and $(3) million unfavorable impact to adjusted pre-tax operating income, for the nine months ended September 30, 2025 and 2024, respectively, attributable to the annual actuarial assumption review. For 2025, the assumption update impacts were primarily driven by updates to policyholder assumptions, including lapse and mortality updates related to traditional and universal life products in Life Insurance. For 2024, the assumption update impacts were primarily driven by lapse and mortality updates for universal life products, partially offset by yield and spread updates and model refinements to traditional life products and immediate annuities.

Corebridge | Third Quarter 2025 Form 10-Q 134

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
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of September 30, 2025 and December 31, 2024, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $4.8 billion and $4.7 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $3.0 billion and $2.5 billion committed revolving credit facility as of September 30, 2025 and December 31, 2024, respectively. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries, sales of businesses and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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
As of September 30, 2025, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of our subsidiaries (primarily, insurance companies) totaled $276 million and $226 million at September 30, 2025 and December 31, 2024, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	September 30,	December 31,
(in millions)	2025	2024
Cash and short-term investments	$1,830	$2,218
Total Corebridge Hold Cos. liquidity	1,830	2,218
Available capacity under committed, revolving credit facility	3,000	2,500
Total Corebridge Hold Cos. liquidity sources	$4,830	$4,718
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
Liquidity to Corebridge Parent from Subsidiaries
During the three and nine months ended September 30, 2025, Corebridge Hold Cos. received $1.3 billion and $2.5 billion in dividends from subsidiaries, including dividends sourced from a portion of the proceeds received from the reinsurance agreement with CSLR.
In March 2025, CRBGLH issued a $250 million promissory note to AGL.

Corebridge | Third Quarter 2025 Form 10-Q 135

ITEM 2 | Liquidity and Capital Resources
USES
Interest Payments
We made interest payments on our debt instruments totaling $85 million and $346 million, respectively, during the three and nine months ended September 30, 2025.
Debt Maturity
On July 15, 2025, $101 million aggregate principal amount of CRBGLH 7.50% notes matured. CRBGLH repaid the aggregate principal and accrued interest at maturity.
On April 4, 2025, $1.0 billion aggregate principal amount of Corebridge Parent’s 3.50% Senior Notes matured. Corebridge Parent repaid the aggregate principal and accrued interest at maturity.
Dividends
During the three and nine months ended September 30, 2025, Corebridge Parent paid cash dividends totaling $128 million and $392 million, respectively, consisting of a quarterly dividend of $0.24 per share of its common stock.
Repurchase of Common Stock
During the three and nine months ended September 30, 2025, Corebridge Parent repurchased approximately 11.1 million and 31 million of shares of Corebridge Parent common stock, for an aggregate purchase price of approximately $381 million and $1.0 billion.
For additional information, see Note 17 to the Condensed Consolidated Financial Statements.
Contributions
During the three and nine months ended September 30, 2025, Corebridge Hold Cos. made capital contributions totaling $100 million and $250 million, respectively to CRBG Bermuda.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $5.9 billion which were due to FHLBs in their respective districts at September 30, 2025, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at September 30, 2025.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had $3.2 billion and $2.4 billion of securities subject to these agreements at September 30, 2025 and December 31, 2024 and $3.1 billion and $2.2 billion liabilities to borrowers for collateral received at September 30, 2025 and December 31, 2024.

Corebridge | Third Quarter 2025 Form 10-Q 136

ITEM 2 | Liquidity and Capital Resources
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
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Nine Months Ended September 30,
(in millions)	2025	2024
Sources:
Operating activities, net	$140	$672
Net changes in policyholder account balances	11,933	8,815
Issuance of long-term debt	—	743
Issuance of debt of consolidated investment entities	125	132
Contributions from noncontrolling interests	51	63
Issuance of common stock	—	1
Net change in securities lending and repurchase agreements	672	2,580
Effect of exchange rate changes on cash and restricted cash	1	—
Total Sources	12,922	13,006

Uses:
Investing activities, net	(9,862)	(10,187)
Repayments of debt of consolidated investment entities	(426)	(652)
Repayments of short-term debt	(1,101)	(250)
Distributions to noncontrolling interests	(124)	(24)
Dividends paid on common stock	(392)	(415)
Repurchase of common stock	(1,012)	(1,394)
Financing other, net	(507)	(165)
Total Uses	(13,424)	(13,087)
Net increase (decrease) in cash and cash equivalents	$(502)	$(81)
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

Corebridge | Third Quarter 2025 Form 10-Q 137

ITEM 2 | Liquidity and Capital Resources
CONTRACTUAL OBLIGATIONS
As of September 30, 2025, there have been no material changes in our contractual obligations from December 31, 2024, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources — Contractual Obligations” in the 2024 Form 10-K.
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2024	Issuances	Maturities and Repayments	Other Changes	Balance at September 30, 2025
Current portion of long-term debt:*
Senior unsecured notes	2025	$1,000	$—	$(1,000)	$—	$—
CRBGLH notes	2025	101	—	(101)	—	—
Total short-term debt		1,101	—	(1,101)	—	—
Long-term debt issued by Corebridge:
Senior unsecured notes	2027 - 2052	6,750	—	—	—	6,750
Hybrid junior subordinated notes	2052 - 2064	2,350	—	—	—	2,350
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	2029	99	—	—	—	99
CRBGLH junior subordinated debentures	2030 - 2046	227	—	—	—	227
Total long-term debt		9,426	—	—	—	9,426
Debt issuance costs		(73)	—	—	4	(69)
Total long-term debt, net of debt issuance costs		9,353	—	—	4	9,357
Total debt, net of issuance costs		$10,454	$—	$(1,101)	$4	$9,357
*    Represents $1.0 billion of 3.50% senior notes that matured on April 4, 2025 and $101 million of 7.50% CRBGLH notes that matured on July 15, 2025.
CRBGLH NOTES
On July 15, 2025, $101 million aggregate principal amount of CRBGLH 7.50% notes matured. CRBGLH repaid the aggregate principal and accrued interest at maturity.
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
On March 26, 2025, Corebridge Parent entered into the Revolving Credit Agreement (the “2025 Revolving Credit Agreement”). The 2025 Revolving Credit Agreement replaces the 2022 Revolving Credit Agreement which was scheduled to mature in 2027. The 2025 Revolving Credit Agreement provides for a five-year total commitment of $3.0 billion revolving credit facility (the “2025 Credit Facility”) . Under circumstances described in the 2025 Revolving Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the 2025 Revolving Credit Agreement of $3.5 billion. Loans under the 2025 Revolving Credit Agreement will mature on March 26, 2030. Under the 2025 Revolving Credit Agreement, the applicable rate, commitment fee and letter of credit fee were determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) with respect to loans in US Dollars, an alternative base rate plus an applicable margin or the adjusted Term SOFR Rate plus an applicable margin, (ii) with respect to loans in Euros, the adjusted European Union interbank Offer Rate (“EURIBOR”) plus an applicable margin, (iii) with respect to loans in Pounds Sterling, the adjusted Daily Simple Sterling Overnight Index Average (“SONIA”) Rate plus an applicable margin and (iv) with respect to loans in Japanese Yen, the adjusted Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin. There are no borrowings outstanding under the 2025 Credit Facility.
For additional information on debt outstanding and revolving credit facilities, see Note 15 to the Consolidated Financial Statements in the 2024 Form 10-K.

Corebridge | Third Quarter 2025 Form 10-Q 138

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

(in millions)	Balance at December 31, 2024	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance at September 30, 2025
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$1,938	$125	$(426)	$24	$(2)	$1,659
(a)At September 30, 2025, includes debt of consolidated investment entities related to real estate investments of $446 million and other securitization vehicles of $903 million.
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

Corebridge | Third Quarter 2025 Form 10-Q 139

ITEM 2 | Liquidity and Capital Resources
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As September 30, 2025, there have been no material changes in our off-balance-sheet arrangements and commercial commitments from December 31, 2024, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Commercial Commitments” in the 2024 Form 10-K.

Corebridge | Third Quarter 2025 Form 10-Q 140

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
•valuation of MRBs, including ceded MRBs, related to guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;
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

Corebridge | Third Quarter 2025 Form 10-Q 141

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
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corebridge | Third Quarter 2025 Form 10-Q 142

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
Failure to complete the remaining portions of the transactions with Corporate Solutions Life Reinsurance Company and Venerable Holdings, Inc. may negatively impact our ongoing business and stock price.
On August 1, 2025, the closing with respect to the Reinsurance Agreement with AGL and CSLR occurred. The closing with respect to the USL Reinsurance Agreement is expected to occur in the fourth quarter of 2025 and the sale of SAAMCo is expected to occur in the first quarter of 2026.
The completion of the remaining portions of the previously announced transactions with CSLR and Venerable Holdings, Inc. (the “Transactions”) is subject to the satisfaction or waiver of customary closing conditions for certain portions of the Transactions, including the entry into the USL reinsurance agreement and the receipt of required regulatory approvals, without imposing a burdensome condition. As a result, there can be no assurance that all or any portion of the Transactions will be completed as contemplated.
If the remaining portions of the Transactions are not completed on a timely basis or at all, our ongoing business may be adversely affected as a result of the time and resources committed to such Transactions that could have been devoted to pursuing other opportunities, as well as possible reputational damage and resulting impact on sales of our annuity products, associated with announcing a material strategic transaction that cannot be consummated. In addition, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the Transactions will be completed on the proposed timeline and that any anticipated benefits will be realized.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in “Risk Factors” in the 2024 Form 10-K.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of Corebridge Parent or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Corebridge Parent common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
07/01/25 through 07/31/25	4,311,000	$35.19	4,311,000	$3,926
08/01/25 through 08/31/25	3,231,200	34.39	3,231,200	3,815
09/01/25 through 09/30/25	3,552,816	33.14	3,552,816	3,698
Total	11,095,016	$34.30	11,095,016	$3,698
*Excludes excise tax of $3.8 million due to the Inflation Reduction Act of 2022 for the three months ended September 30, 2025.
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

Corebridge | Third Quarter 2025 Form 10-Q 143

Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. For instance, on August 7, 2024, we purchased an aggregate of approximately $200 million of shares from AIG in a privately negotiated transaction. In addition, certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans, including the share repurchase plan Corebridge Parent adopted on August 7, 2025, which, unless extended expires on November 5, 2025. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.
During the three months ended September 30, 2025, Corebridge Parent repurchased approximately 11.1 million shares of Corebridge Parent common stock, par value $0.01 per share, for an aggregate purchase price of $381 million, pursuant to the share repurchase program.
As of September 30, 2025, approximately $3.7 billion remained under the share repurchase program authorizations.
For additional information related to share repurchases see Note 17 to the Condensed Consolidated Financial Statements.

ITEM 5 | Other Information
Not applicable.

Corebridge | Third Quarter 2025 Form 10-Q 144

Exhibit Index
Exhibit Index

Exhibit Number	Description
10.1†
Employment Agreement, dated as of September 5, 2025, between Corebridge Financial, Inc. and Marc Costantini. incorporated by reference to Exhibit 10.1 of Corebridge Financial, Inc.’s Form 8-K, filed on September 9, 2025 (File No. 001-41504).

10.2†
Transition and Advisory Agreement, dated as of September 5, 2025, between Corebridge Financial, Inc. and Kevin T. Hogan. incorporated by reference to Exhibit 10.2 to Corebridge Financial, Inc.’s Form 8-K, filed on September 9, 2025 (File No. 001-41504).

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
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Corebridge | Third Quarter 2025 Form 10-Q 145

Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)
/s/ ELIAS HABAYEB
Elias Habayeb
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ CHRISTOPHER FILIAGGI
Christopher Filiaggi
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated November 4, 2025

Corebridge | Third Quarter 2025 Form 10-Q 146