Form 10-K
period 2025-12-31
Corebridge Financial, Inc.
filed 2026-02-11
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant, determined using the per share closing price on that date on the New York Stock Exchange of $35.50, was approximately $8.71 billion.
As of February 6, 2026, there were 481,685,891 shares outstanding of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

COREBRIDGE FINANCIAL, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

FORM 10-K

Corebridge | 2025 Form 10-K 2

Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K may include statements, which, to the extent they are not statements of historical or present fact, constitute “forward looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “targets,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include, without limitation, statements regarding our intentions, beliefs, assumptions or current plans and expectations concerning, among other things, financial position and future financial condition; results of operations; expected operating and non-operating relationships; ability to meet debt service obligations and financing plans; product sales; distribution channels; retention of business; investment yields and spreads; investment portfolio and ability to manage asset-liability cash flows; financial goals and targets; prospects; growth strategies or expectations; laws and regulations; customer retention; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; geopolitical events; and the impact of prevailing capital markets and economic conditions.
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
•the deterioration of economic conditions, an economic slowdown or recession, changes in market conditions, weakening in capital markets, volatility in equity markets, inflationary pressures, pressures on the commercial real estate market, and geopolitical tensions;
•the unpredictability of the amount and timing of insurance liability claims;
•unavailable, uneconomical or inadequate reinsurance or recaptures of reinsured liabilities;
•uncertainty and unpredictability related to our reinsurance agreements and the reinsurers’ performance of their obligations under these agreements;
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
•the impact of risks associated with our arrangement with Blackstone ISG-I Advisors LLC or any affiliates thereof (“Blackstone”), BlackRock Financial Management, Inc. (“BlackRock”) or any other asset manager we retain, including their historical performance not being indicative of the future results of our investment portfolio and the exclusivity of certain arrangements with Blackstone;
•our inability to maintain the availability of critical technology systems and the confidentiality, integrity and availability of our data, including challenges associated with a variety of privacy and information security laws;
•scrutiny and evolving expectations from investors, regulators, customers and other stakeholders regarding environmental, social and governance matters;

Corebridge | 2025 Form 10-K 3

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
•our relationships with American International Group, Inc. (“AIG”), Nippon Life Insurance Company, a mutual company organized under the laws of Japan (“Nippon”) and Blackstone and conflicts of interests arising due to such relationships;
•the indemnification obligations we have to AIG;
•potentially higher U.S. federal income taxes due to our inability to file a single U.S. consolidated federal income tax return for five years following our initial public offering (“IPO”) and our separation from AIG causing an “ownership change” for U.S. federal income tax purposes caused by our separation from AIG;
•risks associated with the Tax Matters Agreement with AIG and our potential liability for U.S. income taxes of the entire AIG Consolidated Tax Group for all taxable years or portions thereof in which we (or our subsidiaries) were members of such group; and
•the risk that anti-takeover provisions could discourage, delay, or prevent our change in control, even if the change in control would be beneficial to our shareholders.
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

Corebridge | 2025 Form 10-K 4

ITEM 1 | Business
Part I

Item 1. | Business

Corebridge | 2025 Form 10-K 5

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
Our strong competitive position is supported by:
•our scaled platform and position as a leading life and annuity company across a broad range of products and service offerings, managing or administering $386.4 billion in client assets as of December 31, 2025;
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
•our strategic partnerships with Blackstone and BlackRock which we believe allows us to access more diverse asset classes and benefit from scale and market-leading capabilities;
•our high-quality liability profile, supported by our strong balance sheet and disciplined approach to risk management, which has limited our exposure to product features and portfolios with less attractive risk-adjusted returns;
•our ability to deliver attractive cash flows and financial returns; and
•our strong and experienced senior management team.
We believe we have an attractive business mix that balances spread-based income, fee income and underwriting margin sources and is diversified across our broad product suite. For the year ended December 31, 2025, our businesses generated spread income of $3.9 billion, fee income of $1.2 billion and underwriting margin of $1.4 billion, resulting in a balanced mix of 60%, 18% and 22%, respectively, among these income sources. We are well-diversified across our operating businesses with our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses representing 52%, 20%, 12% and 16% of associated Adjusted Pre-Tax Operating Income (“APTOI”), respectively, for the year ended December 31, 2025.
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
A disciplined approach to investment management is at the core of our business. We rely on third-party asset managers as well as our own internal capabilities to generate a wide array of asset classes to best position our investment portfolio. We believe our strategic partnership with Blackstone allows us to leverage Blackstone’s ability to originate attractive and privately sourced fixed-income oriented assets that are well suited for liability-driven investing within an insurance company framework. Additionally, BlackRock’s scale and fee structure make BlackRock an excellent outsourcing partner for certain asset classes and allows us to further optimize our investment management operating model while improving overall performance.
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

Corebridge | 2025 Form 10-K 6

ITEM 1 | Business

Our Segments
INDIVIDUAL RETIREMENT
Overview
Our three product categories, fixed, fixed index and registered index-linked annuities, address a range of savings, investment, and income needs. We offer a variety of optional benefits within these products, including lifetime income guarantees and death benefits, and sell our annuity products through our extensive distribution platform. For the year ended December 31, 2025, we recorded $20.6 billion in total individual annuity premiums and deposits.
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
Fixed index annuities
We offer fixed index annuity products that provide our customers with returns linked to the underlying returns of various market indices. In recent years, we have primarily sold modified single premium contracts that generally allow for multiple premium payments in the first 30 contract days. Virtually all of the policies in force at December 31, 2025 are single premium contracts. Our products can include a range of optional benefits including guaranteed minimum death benefits (“GMDBs”) and guaranteed minimum withdrawal benefits (“GMWBs”). The market risk associated with these guarantees is mitigated as fixed index annuity account values generally do not decrease even when the chosen index has negative performance. In addition, after a contractual holding period, policyholders generally have an option to annuitize their contract and receive annual annuity payments for a stated term or for the life of the annuitant, based upon their annuitization election. Policyholders with a GMWB rider may take annual withdrawals up to a stated contractual percentage after a required holding period without the need to elect annuitization.
Similar to our fixed annuities, our fixed index annuities generate spread-based income. We bear the risk associated with the interest credits that our clients earn, which is managed through hedging (as discussed below) in order to minimize the index exposure on our balance sheet. This is in addition to the pricing and renewal rate management that we employ against fixed, fixed index and registered index-linked annuity products.
Registered index-linked annuities
In October 2024, we launched Corebridge MarketLock ® Annuity, a registered index-linked annuity (“RILA”) contract. The RILA provides our customers with returns linked to the underlying returns of various market indices with a level of downside protection. Our RILA product includes an optional GMDB. Policyholders bear the risk of loss of principal due to market downturns or fluctuations that exceed the downside protection. In addition, after a contractual holding period, policyholders generally have an option to annuitize their contract and receive annuity payments for a stated term or for the life of the annuitant, based upon their annuitization election.

Corebridge | 2025 Form 10-K 7

ITEM 1 | Business
Similar to our fixed and fixed index annuities, RILA generates spread-based income. We bear the risk associated with the performance of the index that our clients receive and manage it by hedging the index exposure (as discussed below).
Individual Retirement Spread and Fee Income
Our revenue is generated by a combination of spread and fee income. Our products generate spread-based income on the difference between crediting rates paid and yields earned on assets we invest in our general account. Our products generate fee income mostly from guaranteed benefit riders and other policy fees.
The following table presents Individual Retirement spread and fee income:

	For the years ended December 31,
(in millions)	2025		2024		2023
Base spread income	$2,536	85.3%	$2,588	87.4%	$2,432	90.3%
Variable investment income	129	4.3%	105	3.6%	51	1.9%
Total spread income(a)	$2,665	89.6%	$2,693	91.0%	$2,483	92.2%
Fee income(b)	310	10.4%	267	9.0%	210	7.8%
Total	$2,975	100.0%	$2,960	100.0%	$2,693	100.0%
(a)     Excludes amortization of deferred sales inducements (“DSI”) of $37 million, $41 million and $45 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)     Fee income is defined as policy fees plus advisory fee and other income.
Distribution
Individual Retirement has a large and diverse distribution platform, allowing the business to reach and serve a wide range of consumers. Individual Retirement’s annuity products are offered through a longstanding, multichannel distribution network of approximately 460 third-party firms including banks, broker-dealers, general agencies, independent marketing organizations and independent insurance agents as of December 31, 2025. At Corebridge Financial Distributors, our distribution professionals work with these firms and their associated advisors to market and sell our products.
The following table presents our Individual Retirement premiums and deposits by distribution channel:

	For the years ended December 31,
(in millions)	2025		2024		2023
Broker-dealer(a)	$7,759	37.6%	$7,154	34.9%	$6,250	38.1%
Banks	8,993	43.6%	9,474	46.3%	7,263	44.4%
Independent non-registered marketing organizations/ brokerage general agencies (“BGAs”)(b)	3,877	18.8%	3,855	18.8%	2,872	17.5%
Total	$20,629	100.0%	$20,483	100.0%	$16,385	100.0%
(a)     Includes wirehouses, independent and regional broker-dealers.
(b)     Includes employee financial advisors.
Our distribution strategy is built around our professionals maintaining long-term relationships with the firms that distribute our products and the individual agents and registered representatives within those firms. Corebridge Financial Distributors’ coordinated wholesaling approach positions us to go to market as “one firm,” thereby better serving our distribution partners and increasing our relevance and perceived value to them. We also develop customized products and specialized strategies for our channels as appropriate, including variations of our fixed annuity products that better align with partner business models. The strong relationships formed through these collaborations are fundamental to our ability to continue to generate attractive risk-adjusted returns.
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

Corebridge | 2025 Form 10-K 8

ITEM 1 | Business
Competition
Our Individual Retirement business competes with traditional life insurers as well as other financial services companies, including banks and asset management companies. Competition is based on pricing, product design, distribution, financial strength, brand and reputation, customer service and ease of doing business, among other factors. We expect the robust competition in our space to continue from traditional insurance companies, newer entrants into the insurance space, and substitute products such as certificates of deposit, mutual funds and other investment products. Newer entrants have frequently been owned or affiliated with alternative asset managers, which provide an enhanced investment strategy compared to traditional competitors. Our partnerships with Blackstone and BlackRock give us access to enhanced investment capabilities assisting us in competing effectively in this changing environment. In parallel, several insurance company competitors have changed their focus away from the individual life and retirement market, which has created an opportunity for us to gain market share in product and distribution areas that others are de-emphasizing.
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
Target opportunistic and profitable growth
Our strong market positions and distribution relationships allow us to opportunistically target growth in products where market dynamics provide for attractive returns. We identify and pursue growth opportunities based on our assessment of the opportunity to generate both attractive returns and drive volume. We believe the growth in the U.S. retirement market driven by the aging of the population, reduced access to private pensions, inter-generational wealth transfers and improved life expectancy, presents an opportunity to fuel growth in the market for U.S. retirement assets, and in turn demand for our Individual Retirement products. We believe we are well-positioned to capture this growing market opportunity through our robust and balanced product line-up, our distribution platform and our partnerships with Blackstone and BlackRock.
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
Our products and product features are designed with both customer needs and our risk management in mind. We have a disciplined approach designed to manage risk exposure to our balance sheet by managing margins and capital and stress testing results under varied market conditions. As an example, our fixed index annuities and registered index-linked annuities are designed purposefully so that we can effectively manage the index crediting risk through our hedging program.

Corebridge | 2025 Form 10-K 9

ITEM 1 | Business
GROUP RETIREMENT
Overview
Our Group Retirement business is a leading provider of retirement plans and services to employees of tax-exempt and public sector organizations as they plan and save for their financial futures. We provide products and services through our fully integrated product manufacturing and distribution model to employees that are individuals in employer defined contribution plans (“in-plan”), as well as individuals outside of the traditional employer-sponsored plans (“out-of-plan”). Our in-plan products include an open architecture recordkeeping platform and group annuities supported by plan administrative and compliance services. We offer financial planning advice to employees participating in retirement plans through our employee financial advisors. In addition to engaging with participants in-plan, as permitted by employer guidelines, we seek to manage employees’ other assets and retain rollover assets when employees separate from their employer. Our out-of-plan offerings include proprietary and limited non-proprietary annuities, financial planning, and brokerage and advisory services, and continue to be a key contributing factor to our fee-based revenue.
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
Through our broad product and service offerings, we create relationships with both plan sponsors (employers) and plan participants (employees). Our retirement plan solutions are delivered to employers by our business development professionals, in coordination with third-party plan consultants, who deliver customized retirement plan solutions to employers that cater to the specific needs of their employees. Our subsidiary broker-dealer, VALIC Financial Advisors, engages directly with individual employees, ensuring their readiness for retirement through plan guidance, assistance with enrollment, expert advice and comprehensive financial planning that prioritizes holistic financial wellness. Our financial advisors, augmented by digital self-service tools, enable us to reach the full range of employees, making retirement planning and readiness accessible to all.
Differentiated employee financial advisors build long-term customer relationships: Our employee financial advisors allow us to develop strong, long-term relationships with individual investors by engaging with them early in their careers and providing education, customized solutions and financial guidance through the entire savings and retirement financial journey. Our financial advisors continue to provide financial planning and advice up to and through retirement for our clients.
Diversified asset base: The strong relationships and retention rates we have developed with our clients have translated into diversified spread-based and fee-based assets across our Group Retirement business. Our advisory and brokerage assets are increasingly becoming a larger portion of our assets under management and administration (“AUMA”) and a growing source of fee-based revenue.
Products and Services
Our Group Retirement offerings are segmented into in-plan and out-of-plan products and services.
In-plan products and services: We offer a variety of options for employer defined contribution plans, including products, plan administrative and compliance services, retirement education, financial planning and advisory solutions.
•In-plan recordkeeping: We offer an open architecture recordkeeping platform that allows plan participants to allocate money to a variety of mutual fund and other allowable investment options alongside a fixed interest account. A fixed investment only option is also available for plans where we are not the recordkeeper. We receive fee income for these recordkeeping services and generate spread income on the fixed interest account.
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

Corebridge | 2025 Form 10-K 10

ITEM 1 | Business
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
•Registered index-linked annuities (RILA): We offer a RILA that provides our customers with returns linked to the underlying returns of various market indices with a level of downside protection; and
•Variable annuities: We offer a variable annuity for asset accumulation in both a brokerage and investment advisory account, including a version with an optional guaranteed lifetime income rider.
•Advisory and brokerage products:
•Our investment advisory solutions offer fiduciary, fee-based investments with a variety of asset managers and strategists, fee based financial planning; and
•Our full-service brokerage offering supports a limited non-proprietary variable annuity, securities brokerage accounts, life, disability and long term care insurance, as well as mutual funds and 529 plans.
Group Retirement Spread and Fee Income
Our revenue is generated by a combination of spread and fee income. Our products generate spread-based income on the difference between crediting rates paid and yields earned on assets we invest in our general account or separate accounts for select customers. We generate fee-based income by providing plan administration on our open architecture recordkeeping platform, from our variable annuity separate account and from investment advisory services. Fee-based income is primarily based on the assets under administration. While the spread and fee income mix remains balanced, we have increased our fee-based income over the last several years. A key contributing factor to our expanding fee-based income has been the growth of our out-of-plan offerings, which are well-positioned to capitalize on the growing consumer demand for advisory services and the strong growth in the IRA market. These products supplement our in-plan offerings and provide strong risk-adjusted returns and attractive cash flow generation.
The following table presents Group Retirement spread and fee income:

	For the years ended December 31,
(in millions)	2025		2024		2023
Base spread income	$592	39.9%	$671	44.4%	$778	50.5%
Variable investment income	91	6.1%	56	3.7%	50	3.2%
Total spread income(a)	$683	46.0%	$727	48.1%	$828	53.7%
Fee income(b)	802	54.0%	785	51.9%	715	46.3%
Total	$1,485	100.0%	$1,512	100.0%	$1,543	100.0%
(a)     Excludes amortization of DSI assets of $13 million, $13 million and $14 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)     Fee income is defined as policy fees plus advisory fee and other income.
Distribution
Since we started our first K-12 retirement plan relationship in 1964, Group Retirement has built a large, well-diversified business with many long-tenured partnerships. Group Retirement is supported by institutional business development professionals that partner with the plan consultant community and maintain relationships with existing plan sponsors. The team is structured to engage effectively across our different workplace markets to acquire, retain and meet the different needs of exclusive and multi-vendor employers.

Corebridge | 2025 Form 10-K 11

ITEM 1 | Business
We offer plan sponsors actionable insights through SponsorFIT, our intuitive plan sponsor portal, helping plan sponsors use data to make well-informed decisions. With real-time data on participant engagement, advisor activity, and investment selection, plan sponsors can spot trends and adjust to optimize plan outcomes. Our relationship management team works closely with plan sponsors to leverage plan data and other key metrics from SponsorFIT to build comprehensive business plans aimed at improving their overall plan health.
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
Our clients also have access to award-winning self-service tools and education on our participant digital service platform (web and mobile) specific to our Group Retirement business. In addition, we offer an interactive financial planning tool, Retirement Pathfinder, offering a do-it-yourself option or the choice to build a financial plan with an advisor. Retirement Pathfinder considers the individual’s entire financial picture and enables real-time decision-making relative to savings levels, investment allocation, retirement date, and personal goals, putting our clients in control of their financial futures. Our advisors seek to meet our clients early on in their careers and advocate for good financial planning habits, drive increased contributions and asset levels and provide support into and through retirement. As of December 31, 2025, approximately 1.5 million of our in-plan participants did not have an out-of-plan product, resulting in a significant pipeline of potential clients for deeper engagement with our employee financial advisors. Over time, we support our clients entering the spending phase of their financial journey by reviewing solutions such as remaining in-plan or other out-of-plan options.
Group Retirement has been actively investing in technology and contemporary digital solutions to improve the client experience and optimize our platform. These investments have led to broad-based improvements, efficiencies and strengthening client satisfaction.
Markets
We see significant growth opportunities in two of the fastest growing segments of the U.S. retirement market. Our core in-plan business targets tax-exempt and public sector institutions spanning K-12 schools, higher education institutions, healthcare providers, government employers and other tax-exempt institutions. Our out-of-plan business targets IRAs, which we believe, are expected to be the largest and fastest-growing segment of U.S. retirement assets. The end consumers in our core in-plan business are primarily mass market and mass affluent, with smaller average account sizes and are younger than our Individual Retirement clients.
Competition
Our Group Retirement segment sells annuities and other brokerage and advisory services and competes for plan sponsor and out-of-plan clients. In the plan sponsor market, Group Retirement competes to provide retirement plan products, primarily to serve tax-exempt and public sector employers, with other insurance companies, record keepers and asset managers. We have a history of providing competitive products with a high-touch service model to employers; however, pressure on fees, evolving regulations, interest rates and need for high tech solutions can impact new business sales and ability to grow profitably. In the out-of-plan market, Group Retirement competes with other broker-dealers and registered investment advisors in serving individuals’ holistic retirement planning needs. We meet these needs through the financial planning process with a combination of proprietary and limited non-proprietary annuities, brokerage services and investment advisory services offering mutual fund and exchange traded fund (“ETF”) model portfolios.
Strategy
Continue to grow our sophisticated advisory platform
We intend to continue to grow our high-margin, capital-efficient in-plan and out-of-plan advisory platform by providing comprehensive financial planning services through our employee financial advisors. We believe our financial advisors will continue to play an important role in growing the advisory platform by providing full-service investment and retirement planning advice to long-term clients and their families. By continuing to offer third-party mutual funds and expanding the annuity offerings, we expect to capture additional fee-based revenue while providing our clients attractive financial solutions outside of the scope of our own product suite.
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

Corebridge | 2025 Form 10-K 12

ITEM 1 | Business
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
To further simplify our business model and to focus on our core businesses with leading market positions in the U.S. Life and Retirement markets, on October 31, 2023, Corebridge completed the sale of its subsidiary, Laya Healthcare Limited (“Laya”), to AXA S.A. Additionally, on April 8, 2024, Corebridge completed the sale of its subsidiary, AIG Life Limited (“AIG Life U.K.”), to Aviva plc.
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

Corebridge | 2025 Form 10-K 13

ITEM 1 | Business
Traditional Life Insurance (“Traditional Life”)
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
GIWL is underwritten with a 100% acceptance rate regardless of an individual’s underlying health. This underwriting methodology is typically paired with a graded death benefit product that limits death benefit proceeds during the first few years of a life insurance policy to minimize adverse mortality impacts and keep coverage affordable. SIWL underwriting requires limited applicant information relative to traditional underwriting, requiring an abbreviated application without a physical examination or laboratory testing. Instantaneous access to digital health data, including prescription drug usage and lab results, supplements the underwriting process. This streamlined structure is typically associated with simpler products and lower death benefit amounts to ensure the product offering is made available at an affordable price and meeting different client needs.
Universal Life Insurance (“Universal Life”)
Index Universal Life Insurance: IUL provides permanent death benefit coverage and a tax-advantaged savings component that accumulates with performance tied to a chosen index. We provide two main IUL products, Max Accumulator+ and Value+ Protector, to meet the accumulation and protection needs of our policyholders in a wide range of target ages from younger to middle-aged. These products allow the policyholder to participate in a portion of the performance of an index price movement while also protecting them from negative return risk. Both of our IUL products provide some customers with an option to be underwritten without the need to collect blood or urine up to a $2 million face amount, offering a streamlined customer experience. The Max Accumulator+ product has key focus ages between 30 and 65 years old, while the Value+ Protector product has key focus ages between 45 and 70 years old.
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
The following table presents Life Insurance underwriting margin:

	Years Ended December 31,
(in millions)	2025	2024	2023
Underwriting margin*	$1,364	$1,368	$1,442
*     Includes International life underwriting margin of $33 million and $226 million for the years ended December 31, 2024 and 2023, respectively.
Distribution
We have a strong and well-balanced distribution platform through which we reach and serve a wide range of customers. Our products are sold primarily through independent distribution channels and our direct-to-consumer platform, Corebridge Direct Insurance Services, Inc. (“Corebridge Direct”).
The breadth of our distribution platform enables us to match our products with appropriate channels. We define three distinct channels that we wholesale to, and they are defined by their individual characteristics related to the including but not limited to the level of back office support they require, their recruiting models, and their product preferences. Our strategy is to continue to expand our presence in underserved, higher growth areas, notably in the middle market. We also intend to strengthen our presence in channels exhibiting strong sales growth in products that we believe offer superior risk-adjusted returns. Regardless of the market, we seek to provide our policyholders with meaningful value for their premium dollars.

Corebridge | 2025 Form 10-K 14

ITEM 1 | Business
Our current distribution channel structure is outlined below:
Corebridge Direct: Our direct-to-consumer channel employs approximately 55 salaried agents as of December 31, 2025, and sells Term products through a call center model. Corebridge Direct primarily markets to middle market consumers through a variety of direct channels, including several types of digital channels such as search advertising, display advertising and email as well as direct mail.
Traditional Life Channel: A variety of traditional intermediaries market our Term and IUL products to middle market, mass affluent, affluent and some high net worth markets. Our broker intermediaries typically sell through a mix of digital, direct and in-person methods. We have de-emphasized GUL products in the brokerage channel over the last several years.
Relationship Marketing Channel: We partner with independent managing general agents (“MGAs”) who tend to work with a smaller number of carriers to sell our Term and IUL products to middle market, mass affluent and affluent markets. Our independent MGA partners distribute products primarily face-to-face.
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
Competition
We compete in a mature market with other large, well-established carriers including mutual, private and public insurance companies. The life insurance industry is a highly competitive industry, with existing players and new entrants competing on factors such as product design, scale, pricing, financial strength, service, digital capabilities and name brand.
Strategy
Diverse distribution channels: We intend to continue to expand on our history of innovation to offer high value and transparent products to consumers. We expect growth in our Term, Indexed Universal Life and Final Expense product lines across all of our distribution channels.
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

Corebridge | 2025 Form 10-K 15

ITEM 1 | Business
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
Our legacy universal life block contains secondary guarantees which become more valuable to the policyholder as interest rates decrease. We have established additional policyholder liabilities (in addition to the base liabilities) to account for future policyholder benefits resulting from these guarantees. We have deprioritized the sale of GUL and it is expected to continue to account for a small portion of our product portfolio in the future.
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

Corebridge | 2025 Form 10-K 16

ITEM 1 | Business
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
INSTITUTIONAL MARKETS
Overview
Our Institutional Markets business provides sophisticated, bespoke risk management solutions to both financial and non-financial institutions. Institutional Markets complements our retail businesses by targeting large institutional clients. Institutional Markets allows us to opportunistically source liabilities with attractive risk-adjusted return profiles that are consistent with our overall risk management philosophy.
Our Institutional Markets products are distributed in very specialized markets. Our product portfolio consists of annuities sold through the pension risk transfer (“PRT”) markets and annuities sold in the structured settlements markets, life insurance sold through the corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”) markets and capital market products, including guaranteed investment contracts (“GICs”) and synthetic products such as stable value wrap (“SVW”) contracts. Institutional Markets also operates a global assumed reinsurance business covering annuity and life products, with a primary focus on reinsuring pension liabilities in the United Kingdom (“UK”).
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

Corebridge | 2025 Form 10-K 17

ITEM 1 | Business
Asset capabilities: Our ability to generate profitable new business is dependent on our ability to source large specialized asset portfolios that support our product value propositions while generating attractive net investment spreads. We believe our strategic partnerships and internal managers provide a competitive advantage for our PRT and GIC businesses by giving us access to scaled and specialized assets both domestically and internationally.
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
Guaranteed Investment Contracts
Generally, GICs are single premium accumulation products that provide a guaranteed repayment of principal and a fixed or floating interest rate for a predetermined period of time. Our primary product in the GIC space is a Funding Agreement Backed Notes (“FABN”) program. We opportunistically issue FABNs, which are sold to institutional investors through investment banks and other third-party broker-dealers. We also borrow from the Federal Home Loan Bank (“FHLB”) utilizing their funding agreement program. These products generate spread-based income without significant longevity or mortality exposure, which enables us to optimize our asset portfolio and improve our returns given the certainty in liability profile. The profitability of our GIC portfolio is largely dependent on market conditions and asset origination.
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
Defined Contribution and BOLI Stable Value Wraps
SVW contracts are synthetic contracts that provide limited guarantees for stable value fund portfolios or corporate- and bank-owned life insurance (“COLI-BOLI”) separate account portfolios, preserving the principal while providing steady, positive returns for participants or institutions. They are typically issued to QPAMs that manage stable value funds, typically for employee benefit plans and life insurance company separate accounts with respect to certain underlying VUL BOLI investment fund options. These products generate earnings through fee income without significant longevity or mortality exposure. We primarily offer group annuity contracts and are among the leading providers of stable value wrap products to defined contribution employee benefit plans. Our product design mitigates credit default risk and allows for portfolio immunization at the discretion of the wrap provider, and does not provide non-zero guarantees.

Corebridge | 2025 Form 10-K 18

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
Institutional Markets Spread Income, Underwriting Margin and Fee Income
The following table presents Institutional Markets spread income, underwriting margin and fee income:

	For the years ended December 31,
(in millions)	2025		2024		2023
Spread income	$587	81.8%	$454	76.0%	$355	72.4%
Fee income	65	9.1%	62	10.4%	64	13.1%
Underwriting margin	65	9.1%	81	13.6%	71	14.5%
Total	$717	100.0%	$597	100.0%	$490	100.0%
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

Corebridge | 2025 Form 10-K 19

ITEM 1 | Business
Competition
Institutional Markets operates in a competitive market and competes with large industry participants. In each product category, we face strong competition from domestic and international insurance and reinsurance companies, as well as from other financial institutions in the SVW markets. We face a growing set of competitors in the PRT market as more insurers, many backed by alternative asset managers, look to capitalize on a growing trend of defined benefit plan sponsors looking to pass on the risk of their pension fund liabilities in both the United States and internationally. We also face robust competition in other businesses, mainly from other insurance companies. Main points of competition are price, credibility and financial strength, and the ability to execute and administer complex transactions. We offer tailored solutions ranging from complete buyouts to reinsurance arrangements that allow us to compete on a wider set of opportunities in customized ways. We believe that our strategic partnerships and internal managers provide asset origination capabilities that will help us compete in several of our businesses, particularly PRT.
Strategy
Expand FABN program to accelerate cash flows: We plan to grow our GIC portfolio by expanding our FABN program through FABN issuances. We will continue to evaluate expanding both capacity and utilization. We believe this strategy will also serve as a strong and attractive funding source as we continue to put internally and externally originated and managed assets to work.
Improve PRT market position through new products and unique capabilities: In PRT, we plan to continue our focus on the larger end of the full plan termination market. This sub-segment of the market allows us to demonstrate our differentiated capabilities around managing market risks, asset-in-kind portfolios and deferred participant longevity. We have developed new product offerings and solutions to participate in buy-in-to-buy-out plan termination solutions. Internationally, we intend to continue to provide reinsurance for UK PRT transactions focused on the larger end of the BPA market. We expect to continue to expand our list of cedant insurers and our asset origination capabilities to support UK PRT transactions. We believe that our strategic partnerships will differentiate our competitive position by providing assets with a duration, liquidity and return profile that are well-suited to the PRT market. Additionally, we will continue to opportunistically enter other international markets that are aligned with our core competencies and expertise when favorable market and regulatory conditions exist.
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
Reinsurance
All payout annuities (PRT and structured settlements) in Institutional Markets issued prior to 2012 have been reinsured to Fortitude Reinsurance Company Ltd. (“Fortitude Re”). From a counterparty credit perspective, the reinsurance transactions were structured as modified coinsurance with funds withheld, so the assets remain on our balance sheet. In addition, the majority of the mortality risk in the COLI-BOLI segment is either experience rated, or has been reinsured to third-party reinsurers.
CORPORATE AND OTHER
Overview
Our Corporate and Other segment consists primarily of corporate expenses not attributable to our other segments, our institutional asset management business, which includes managing assets for non-consolidated AIG affiliates, the results of our consolidated investment entities and the results of our legacy insurance lines ceded to external reinsurers.

Corebridge | 2025 Form 10-K 20

ITEM 1 | Business
Fortitude Re
Fortitude Re is a Bermuda reinsurance company established in 2018 by AIG to enter into a series of reinsurance transactions related to AIG’s run-off portfolio. In two transactions in 2018 and 2020, AIG sold substantially all of its ownership interest in Fortitude Re’s parent company to Carlyle FRL, an investment fund advised by an affiliate of The Carlyle Group and T&D Investments, Inc., a subsidiary of T&D Holdings, Inc. We currently hold a less than 3% indirect interest in Fortitude Re. As of December 31, 2025, $24.1 billion of our liabilities representing a mix of run-off life and annuity risks had been ceded to Fortitude Re under these reinsurance transactions.
Through this series of transactions, Fortitude Re has become one of our largest reinsurance counterparties. Accordingly, the reinsurance agreements between us and Fortitude Re provide us with certain protections in the event that Fortitude Re becomes unable to meet its obligations related to the transactions. For example, the agreements were structured as modified coinsurance with funds withheld. Under this type of reinsurance structure, the investments supporting the reinsurance agreements continue to be held by us. Accordingly, the applicable reserve balances are fully collateralized. Also, we have the right to recapture the ceded business in the case of certain events, including certain regulatory ratios applicable to Fortitude Re falling below certain thresholds. Further, we have the right to one seat on Fortitude Re’s board of managers.
The investment assets supporting the reinsurance agreements with Fortitude Re mostly consist of available-for-sale securities. Because these assets continue to be held by us, they are reflected on our balance sheet and in our GAAP results of operations. Meanwhile, Fortitude Re receives or makes quarterly payments that represent the net gain or loss under the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified coinsurance account, which can lead to volatility in our net income.
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
Variable Annuity Reinsurance
On June 25, 2025, AGL (“ American General Life Insurance Company”) and USL (“The United States Life Insurance Company in the City of New York”) (the “Ceding Companies” and each, a “Ceding Company”), entered into a Master Transaction Agreement (the “Agreement”) with Corporate Solutions Life Reinsurance Company, an Iowa-domiciled insurance company (“CSLR”), pursuant to which, among other things, subject to the terms and conditions thereof, at the applicable closing of the transactions contemplated thereby, AGL and CSLR, as well as USL and the CSLR, have entered into coinsurance and modified coinsurance agreements, (together the “Reinsurance Agreements” and each, a “Reinsurance Agreement”). Under the terms of the Reinsurance Agreements, the applicable Ceding Company will cede to CSLR 100% of the applicable reinsured liabilities with respect to (i) in-force individual variable annuity contracts issued prior to the effective time of the Reinsurance Agreements, and (ii) only with respect to AGL, new individual variable annuity contracts issued after the effective date of the Reinsurance Agreement. In addition, AGL agreed to sell all of its outstanding membership interests in SunAmerica Asset Management, LLC, an indirect wholly-owned subsidiary of the Company (“SAAMCo”), to Venerable Holdings, Inc., a Delaware corporation (“Venerable”).
The closing with respect to the AGL Reinsurance Agreement occurred on August 1, 2025 while the sale of SAAMCo closed on January 1, 2026 and the USL Reinsurance Agreement closed on January 2, 2026.

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

Corebridge | 2025 Form 10-K 21

ITEM 1 | Business
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
Regardless of whether our investments are managed by an internal or external provider, our Chief Investment Officer is responsible for overseeing our overall portfolio, including decisions surrounding asset allocation, risk composition and investment strategy. Our highly experienced internal portfolio management teams collaborate with our business personnel to develop asset strategies tied to insurance company objectives. This ensures our investment strategy and portfolio construction are integrated into our pricing and product development. Monitoring and oversight of external asset managers is performed by our Chief Investment Officer in conjunction with our Finance, Legal, Enterprise Risk Management and Compliance Departments. All externally managed assets are folded into our credit, market, capital, liquidity and foreign exchange risk monitoring frameworks.
HIGH QUALITY PORTFOLIO
The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 96% investment grade as of December 31, 2025. The fixed maturity security portfolio of our insurance operating subsidiaries excludes $53 million of securities related to consolidated investment entities that do not represent direct investments of Corebridge’s insurance subsidiaries and $1.3 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries.
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
The following table presents the fixed maturity security portfolio categorized by National Association of Insurance Commissioners (“NAIC”) Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

	December 31, 2025
(in millions)	Fair Value	Percent of Total
NAIC 1	$98,454	56%
NAIC 2	71,341	40%
NAIC 3	5,380	3%
NAIC 4	2,484	1%
NAIC 5 and 6	646	—%
Total*	$178,305	100%
*    Excludes approximately $53 million of consolidated investment entities and $1.3 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at December 31, 2025.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
December 31, 2025
Other fixed maturity securities	$53,740	$60,617	$114,357	$4,758	$2,291	$495	$7,544	$121,901
Mortgage-backed, asset-backed and collateralized	43,026	10,340	53,366	527	281	2,230	3,038	56,404
Total fixed maturities*	$96,766	$70,957	$167,723	$5,285	$2,572	$2,725	$10,582	$178,305

Percentage of Total	54%	40%	94%				6%	100%
*    Excludes approximately $53 million of consolidated investment entities and $1.3 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at December 31, 2025.

Corebridge | 2025 Form 10-K 22

ITEM 1 | Business
Our asset portfolio is managed within guidelines set forth in our investment and risk management policies. These policies set guidelines by asset class, issuer and transaction size. We also set credit risk targets for exposure to single issuers and countries that vary based on ratings, as well as guidelines for aggregate investments in high risk assets. Our asset portfolio is constructed to withstand both liquidity and capital stresses that may arise due to market dislocations.
Our overall credit risks are managed by internal credit professionals, subject to ERM oversight and various control processes. Their primary role is to ensure appropriate credit risk management in accordance with our credit policies and procedures relative to our credit risk parameters. We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations.
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
Our ABS and CLO portfolios are focused on investment grade assets with structural credit enhancement in pools of collateral that are managed by experienced investment managers. Our CLO portfolio consists of 100% investment grade and 82% NAIC 1 assets and the underlying collateral pools predominantly consist of first lien senior secured loans. Our ABS portfolio is comprised of both public and private ABS that are secured by diversified and high-quality assets with recurring cash flow streams and strong credit enhancements. The ABS portfolio is 99% investment grade and 65% NAIC 1 assets.
In addition to our core fixed income portfolio, we opportunistically allocate a portion of our portfolio to alternative investments where we focus on private equity, real estate equity and co-investment opportunities. Our alternative investment strategy is based on diversification among strategy, manager and vintage years and designed to provide diversification away from fixed income markets and support growth of our surplus portfolio.
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

Corebridge | 2025 Form 10-K 23

ITEM 1 | Business
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
OUR STRATEGIC PARTNERSHIP WITH BLACKSTONE
In 2021, we entered into a long-term asset management relationship with Blackstone. Blackstone initially managed $50 billion of our existing investment portfolio, with that amount to increase to an aggregate of $92.5 billion by the third quarter of 2027.
We expect Blackstone to invest primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate, both securitized instruments and whole loans.
Blackstone’s preferred credit and lending strategy is to seek to control all significant components of the underwriting and pricing processes with the goal of facilitating bespoke opportunities with historically strong credit protection and attractive risk-adjusted returns. Blackstone seeks to capture enhanced economics to those available in the traditional fixed income markets by going directly to the borrower.
We believe that Blackstone’s ability to originate attractive and privately sourced, fixed-income oriented assets, complements our strong internal capabilities and expands our hybrid origination model.
We continue to manage all asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone. We also review any proposed private or structured investments to ensure they are consistent with our asset-liability needs, risk appetite and capital position.
As of December 31, 2025, Blackstone managed approximately $71.2 billion in book value of assets in our investment portfolio.
OUR INVESTMENT MANAGEMENT AGREEMENTS WITH BLACKROCK
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. Under the investment management agreements with BlackRock, we completed the transfer of the management of liquid fixed income and certain private placement assets to BlackRock in 2022. As of December 31, 2025, BlackRock managed approximately $91.9 billion in book value of assets in our investment portfolio. BlackRock will opportunistically originate private or structured assets as we view appropriate for certain portfolios. The investment management agreements with BlackRock provide us with access to market-leading capabilities, including portfolio management, research and tactical strategies in addition to a larger pool of investment professionals. We believe BlackRock’s scale and fee structure allows us to further optimize our hybrid origination model. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions.

Human Capital Management
Our employees’ dedication, commitment, and engagement are essential to our ability to deliver for our customers and shareholders. We foster a constructive, collaborative work environment and align our human capital strategy with our long-term business objectives that fuel growth, mitigate risk, and create lasting value. Our principal human capital management priorities are to attract, develop, and retain the highest quality talent. As of December 31, 2025, we had over 4,800 employees, the majority of whom are based in the United States, with a smaller number in Ireland, the United Kingdom, and Bermuda. The following are examples of key programs and initiatives we have implemented to attract, develop, and retain our talent.

Corebridge | 2025 Form 10-K 24

ITEM 1 | Business
COMPETITIVE COMPENSATION AND BENEFITS
We provide a performance-driven compensation structure that combines base salary with short-term and long-term incentive programs aligned to company and individual performance. We regularly benchmark our programs to remain competitive for the highly skilled talent needed across our business. In addition, we offer comprehensive benefits to support our employees’ physical, emotional, and financial well-being, including subsidized health-care plans, life insurance and disability coverage, wellness and mental health benefits, paid time off, protected family and medical leaves, and matching 401(k) plan contributions to eligible employees.
HEALTH AND SAFETY
We take appropriate measures to provide a safe and healthy work environment and meet our responsibilities regarding the health, safety, and welfare of employees engaging in Corebridge Financial business activities. Our benefits and wellness programs support the physical, emotional, and financial well-being of employees, including an Employee Assistance program that offers confidential support, counselling, mental health resources, and information to help employees and their dependents navigate periods of stress and anxiety. In addition, the Corebridge Compassionate Colleague Fund (“CCF”) provides grants to employees experiencing unforeseen financial hardships or distress.
TALENT DEVELOPMENT
We view professional development as a critical investment in our people and long-term business performance. Our enterprise learning ecosystem offers a comprehensive range of courses and resources, including self-paced modules, immersive live programs, on-demand content, and digital libraries. To build critical capabilities, we provide specialized learning tracks in areas such as data and AI, finance, risk, technology, project management, and people leadership, aligned to organizational needs and market trends. To support continuous growth, we provide tuition, certification, and training reimbursement programs that encourage employees to expand their education, skills, and knowledge in ways that benefit both their careers and our business.
A core component of our development strategy is strengthening leadership effectiveness. Our Leadership Accelerator Series supports current people leaders in building core capabilities such as coaching, performance management, and leading through change. We also offer a People Leader Introduction program to equip new people leaders with foundational skills for leading teams and focused Presentation Skills programs that help leaders and employees communicate with clarity and impact in both internal and external settings.
Developing and advancing our own people is a cornerstone of our talent strategy. We champion a culture of internal mobility across all levels of the organization, enabling employees to pursue new opportunities aligned with individual aspirations and business needs. In 2025, numerous open positions were filled by internal candidates, reflecting our commitment to an agile and engaged workforce. Each year, we conduct comprehensive talent reviews across all business units to identify high-potential talent, future leaders, and succession candidates for critical roles. We also invest in building a sustainable pipeline of future-ready professionals through three Early Career Programs aligned to critical capability needs: 1) our summer internship program; 2) our 24-month early career analyst development program, which offers structured training, rotational experiences, and mentorship for early-career talent; and 3) our inaugural apprenticeship program, which develops a pipeline of skilled, job-ready talent through real-world experience, mentorship, and foundational technical and business skills.
CULTURE OF INCLUSION AND BELONGING
We focus on attracting, retaining, and developing talent from all demographics and on fostering a culture of inclusion, belonging, and engagement across our workforce. We achieve this through the alignment and the building of a common language around our values, and the ways in which we work. As part of our employee engagement experiences, the company sponsors Employee Resource Groups (“ERGs”), which bring employees together based on a shared interest and reinforce a culture of inclusion and belonging in our organization. Our ERG network spans multiple dimensions, and each ERG is open to all employees.
SUPPORTING COMMUNITIES: TAKING ACTION THROUGH PHILANTHROPY AND VOLUNTEERISM
Operating as a responsible corporate citizen is central to our success as a business. We are committed to making a positive difference in the communities where we work, live and serve our customers. We create charitable partnerships designed to extend financial wellness to all, advance K-12 education, develop a prepared workforce and support healthy communities.
We partner with local and national organizations to deliver impactful programs to students and adults, with a focus on empowering people to live stronger financial lives. Through our sponsorship with Junior Achievement USA, our employees deliver financial literacy and career readiness lessons to K-12 students. In addition, we help high school and college students prepare for careers by providing financial education, career readiness training, mentoring and scholarships through partnerships with America Needs You, HBCU First, Rock the Street, Wall Street and local universities.
We partner with the Kids In Need Foundation to ensure students have the tools they need to succeed. Together, we provide free, high-quality school supplies to students and teachers in schools where greater than 70% of students are low-income.

Corebridge | 2025 Form 10-K 25

ITEM 1 | Business
We also offer programs that empower employees to take action in their communities, including 16 hours of paid Volunteer Time Off. In 2025 employees volunteered more than 12,000 hours. Through our Matching Grants Program, we match charitable donations to causes important to our employees.
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

Corebridge | 2025 Form 10-K 26

ITEM 1 | Business

Regulation
Overview
Our businesses and operations are subject to regulation and supervision by many different types of regulatory authorities, including insurance, securities, derivatives and investment advisory regulators in the United States and abroad. We expect that the U.S. and international regulations applicable to us and our regulated entities will continue to evolve. In the United States, where the majority of our businesses are based, we are regulated primarily by state governments. Additionally, in the United States, while the federal government does not directly regulate the insurance industry, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation, derivatives regulation and federal taxation, can significantly affect the insurance industry and certain of our other operations. See “Risk Factors—Risks Relating to Regulation—Our business is heavily regulated.” Legislators, regulators and self-regulatory organizations may also consider changes to existing laws or regulations impacting our business, such as, for example, changes to reserving and accounting requirements, standard of care for financial professionals, and permitted investments. See “Risk Factors—Risks Relating to Regulation—New domestic or international laws and regulations, or new interpretations of current laws and regulations, may affect our ability to operate efficiently or compete effectively.” Further, insurance and other regulatory authorities, law enforcement agencies, attorneys general, and other governmental authorities from time to time make inquiries and conduct examinations or investigations regarding our compliance, as well as compliance by other companies in our industry, with applicable laws.
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
The method of regulation of our insurance subsidiaries varies by jurisdiction but generally has its source in statutes that delegate regulatory and supervisory powers to state insurance officials. Such regulation and supervision relate primarily to the financial condition of the insurers, licensing, corporate conduct, including transactions among affiliates, market conduct activities, investments, and operational security and resiliency, including data security and privacy. In general, such regulation is for the protection of policyholders rather than the creditors or equity owners of these companies.
In the United States, the NAIC is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and U.S. territories. Among other things, the NAIC develops and recommends adoption of model insurance laws and regulations. With assistance from the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews and coordinate regulatory oversight. Model laws and regulations promulgated by the NAIC only become effective in a state if formally adopted and are subject to modification by each state. NAIC Accreditation Standards place limits on modifications by states to certain model law and regulation adoptions. Certain of such model laws and regulations, including as adopted by certain of our domiciliary states, are noted in more detail below.
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

Corebridge | 2025 Form 10-K 27

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
Insurance holding company laws also generally provide that no person, corporation, or other entity may acquire control of an insurance company, or a controlling interest in any direct or indirect parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under the laws of each of the domiciliary states of our U.S. insurance subsidiaries, Missouri, New York and Texas, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company, which may consider voting securities held at both the parent company and subsidiaries collectively. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists even in certain circumstances in which a person owns or controls less than 10% of the voting securities of an insurance company. Such laws and regulations regarding “control” may discourage potential acquisitions or delay or prevent a change of control involving us.
The NAIC Holding Company Models include a liquidity stress test (“LST”) requirement for large life insurers based on a set of scope criteria and a Group Capital Calculation (“GCC”) requirement. The GCC tool uses an RBC aggregation methodology for all entities within an insurance holding company system. The LST is intended to support macroprudential surveillance by the NAIC regulators, including to assess the potential impact on broader financial markets of aggregate asset sales within a liquidity stress scenario. The NAIC encouraged states to implement the GCC to satisfy group capital assessment requirements of covered agreements the United States reached with the EU and UK and, in December 2023, the NAIC adopted the GCC and LST amendments to the Holding Company Models accreditation standards, effective January 1, 2026. Our domiciliary insurance regulators have adopted the LST and GCC requirements.
State regulators evaluate our insurers’ investment portfolio based on risk profile, as described in greater detail below, see - “Risk-Based Capital, Statutory Accounting, Investments Regulation, and Reserves.” In recent years, the NAIC has had an increased focus on private equity-owned life insurers following sizeable increases in the number of private equity-owned life insurers. The NAIC adopted Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (“PE”) Owned Insurers (the “Regulatory Considerations”) in 2022, intended to identify areas where existing disclosures, policies, control and affiliation requirements, and other procedures should be modified, or new ones created, to address any gaps based on the increase in the number of private equity-owned insurers, the role of asset managers in insurance and the potential for control via asset management arrangements, and the increase of private investments in insurers’ portfolios. Many of the Regulatory Considerations have been referred to NAIC working groups and task forces, while others, such as new reporting on investment schedules relative to investment transactions with related parties and additional disclosures relative to private equity and complex assets, are already effective. As part of these efforts, the NAIC adopted a Framework for Regulation of Insurer Investments. Their stated goal is to provide a holistic review of the NAIC groups and initiatives, which are focused on investments, and determine the most effective use of regulatory resources. Changes to model laws and regulations or NAIC handbooks resulting from an analysis for the Regulatory Considerations may impact our insurance company subsidiaries’ affiliate and related party relationships and pursuit of strategic transactions, investment portfolios and financial condition.
The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”) requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments and submit annual ORSA summary reports to the insurance group’s lead U.S.-state regulator. The NAIC has also adopted a Corporate Governance Annual Disclosure Model Act that requires insurers to submit an annual filing regarding their corporate governance structure, policies, and practices. Regulators review these annual filings together with an insurer’s ORSA report to determine whether corporate governance practices are appropriate in light of the insurer’s risk appetite and risk profile.

Corebridge | 2025 Form 10-K 28

ITEM 1 | Business
Risk-Based Capital, Statutory Accounting, Investments Regulation, and Reserves
Every state has adopted, in substantial part, the Risk-Based Capital (“RBC”) Model Law promulgated by the NAIC that allows states to act upon the results of RBC ratio calculations and provides four incremental levels of regulatory action regarding insurers whose RBC ratio calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The RBC ratio formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula computes a risk-adjusted surplus level by applying discrete factors to various asset, premium, reserve and other financial statement items, or in the case of interest rate and equity return (C-3) market risk, applying stochastic scenario analyses. These factors are developed to be risk-sensitive so that higher RBC requirements are applied to items exposed to greater risk. Further, state insurance regulators have discretion in interpreting their reserving and valuation laws and regulations, which may impact the RBC ratio calculation. Certain such regulators have, from time to time, taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital and reserves as applied to their licensed insurance companies. The RBC ratio of each of our U.S. based insurance companies, determined in accordance with NAIC instructions, exceeded minimum required levels as of December 31, 2025. Additionally, the NAIC has adopted, or is considering, several changes impacting how RBC is calculated, including initiatives aimed at a comprehensive review of RBC investment framework, as well as using modeling methodology to determine RBC charges for structured securities. For example, the NAIC adopted proposed changes to the Purposes and Procedures Manual of the NAIC Investment Analysis Office, authorizing procedures through which the Investment Analysis Office may challenge credit risk ratings that are assigned to securities based on the rating provided by an NAIC-recognized rating agency. Additionally, in February 2025, the NAIC announced the creation of a new Risk-Based Capital Model Governance (EX) Task Force as part of its efforts to update and strengthen the governance framework around RBC requirements, which Task Force adopted governing principles in December 2025. The work of the Task Force is ongoing and could result in changes to RBC requirements and calculations in the future, which could affect our capital planning, investment strategies, reporting obligations and permitted disclosures. In 2026, a new Generator of Economic Scenarios for the RBC C-3 stochastic scenario analyses will be adopted, potentially with transition periods at our option. We will continue to monitor these developments and evaluate their potential impact to our business, financial condition, and legal entities.
The NAIC provides standardized insurance industry accounting and reporting guidance, as well as actuarial guidelines, through the NAIC Accounting Practices and Procedures Manual. For example, the NAIC adopted an interim proposal to allow some portion of net negative interest maintenance reserve to be an admitted asset of an insurer. The treatment expires in December 2026 unless further extended, and the NAIC is working toward a long-term plan. A limit of 10% of an insurer’s capital and surplus applies, subject to certain adjustments and a minimum RBC ratio of 300% authorized control level following such adjustments. In 2025, the NAIC adopted updates to the actuarial guidelines intended to enhance asset adequacy analysis for asset-intensive, life insurance and annuity reinsurance treaties above certain thresholds. The updated guidelines, referred to as Actuarial Guideline LV (“AG 55”), are designed as a testing and disclosure regime with the first AG 55 reports due in April 2026. The NAIC plans to review the AG 55 disclosures to identify any concerns with insurers’ approaches to asset adequacy testing, with the possibility of making additional changes that could lead to higher reserves for certain reinsurance agreements. We will continue to actively monitor developments associated with this NAIC initiative. Our insurance subsidiaries, as cedants, will implement AG 55 disclosure with respect to applicable reinsurance treaties and consider retroactive application, if necessary, in such reporting. Further, in December 2025, the NAIC adopted revisions to clarify statutory risk transfer on combination reinsurance contracts with interdependent contract features. The clarifications are immediately effective for new or newly amended contracts with provisions allowing until December 31, 2026, for existing contracts. We are continuing to assess the impact of these clarifications and we will also continue to monitor any further guidance that the NAIC may issue pertaining to these clarifications. Statutory accounting principles and related actuarial guidelines promulgated by the NAIC, including for our insurance company subsidiaries, have been, or may be, modified by individual state laws, regulations, and permitted practices granted by our domiciliary insurance regulators. The actual impact of the NAIC changes on our business will depend on how they are interpreted and implemented by our domiciliary insurance regulators. Changes to the NAIC Accounting Practices and Procedures Manual or modifications by the various state insurance departments may impact the investment portfolios, in-force transactions, and the statutory capital and surplus of our U.S. insurance companies.
Additionally, our insurance subsidiaries are subject to state laws and regulations governing their investment portfolios, including as to types of investment assets, issuers, credit quality, and limits. If our insurance subsidiaries fail to comply with such laws and regulations, their investments may exceed regulatory limits and be treated as non-admitted assets for purposes of measuring surplus. In some cases, we may be required to divest non-qualifying investments.

Corebridge | 2025 Form 10-K 29

ITEM 1 | Business
The NAIC Valuation Manual contains a principle-based approach to life insurance company reserves. PBR is designed to tailor the reserving process to more closely reflect the risks of specific products, rather than the factor-based approach employed historically. Subsection 20 of the Valuation Manual (“VM-20”) applies to individual life insurance reserves, most notably term insurance and universal life policies with secondary guarantees (“ULSGs”), and Subsection 21 (“VM-21”) applies to variable annuities. The NAIC’s work to update and refine the Valuation Manual and address issues relating to the PBR framework, including VM-20, VM-21, and Subsection 22 of the Valuation Manual (“VM-22”) related to PBR for non-variable annuities, is ongoing, particularly with respect to non-variable annuities, and we will continue to monitor such developments as they evolve. The updates to VM-22 were adopted in 2025 and took effect January 1, 2026, modernizing these reserves in a similar manner to VM-20 and VM-21 and permitting a more flexible PBR framework that better aligns reserve requirements with the risks associated with specific product types. The NAIC has provided life insurance companies three years to implement the VM-22 updates, requiring compliance by January 2029, and the NAIC continues to discuss whether and to what extent VM-22 will apply retroactively. See also Notes 7 and 19 to the Consolidated Financial Statements for additional information related to these statutory reserving requirements.
Insurance Regulatory Examinations and Other Activities
In addition to the NAIC’s model laws and regulations, state insurance and consumer protection laws and regulations also include numerous provisions governing the marketplace activities of life and annuity insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices, privacy and information security, permissible use of data in insurance practices, and complaint handling. The regulatory landscape is developing with respect to the use of external data and artificial intelligence in insurance practices, including underwriting, marketing and claims practices. The NAIC adopted a model bulletin on Use of Artificial Intelligence Systems by Insurers in December 2023, which has been adopted by a number of states, and is considering tools to evaluate companies’ use of artificial intelligence. In addition, some states have had legislative or regulatory initiatives relating to the use of external data and artificial intelligence applicable to the insurance industry, including Colorado’s algorithmic and external data accountability law and Circular Letter 7 from the New York Department of Financial Services (“NYDFS”). We continue to engage through industry trade groups and with our regulators to promote outcomes that balance efficiency with transparency and fairness.
State regulatory authorities generally enforce provisions relating to marketplace activities through periodic market conduct inquiries, data calls, investigations, and examinations. Further, as part of their regulatory oversight process, state insurance departments conduct periodic financial examinations, generally once every three to five years, of the books, records, accounts, and business practices of insurers domiciled in their states. Examinations are generally carried out under guidelines promulgated by the NAIC, and, in the case of financial exams, in cooperation with the insurance regulators of other domiciliary states of an insurance holding company group.
Regulation of Non-Guaranteed Elements
State regulators also consider regulatory standards applicable to the determination and readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be varied at the insurer’s discretion, such as interest crediting rates, expense charges, and cost of insurance rates. For example, New York’s Insurance Regulation 210 establishes standards for the determination and readjustment of NGEs and establishes guidelines for related disclosure. Such regulation of NGEs could adversely impact our ability to determine or re-adjust NGEs in the future.
Climate Regulation
Certain states and state insurance regulators have also shown interest in climate change risk and disclosure. For example, in 2021, the NYDFS issued final Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change, detailing the NYDFS’s expectations related to insurers’ management of the financial risks from climate change and integration into their governance frameworks, risk management frameworks, and business and investment strategies. Further, in 2022, the NAIC adopted revisions to its Climate Disclosure Survey, which numerous states mandate for insurers with premiums exceeding certain thresholds. See “Environmental, Social and Governance Regulation” for further information.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting, and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements.

Corebridge | 2025 Form 10-K 30

ITEM 1 | Business
State Guaranty Associations
U.S. states have state insurance guaranty associations in which insurers doing business in the state are required by law to be members. Member insurers may be assessed by the associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess member insurers in amounts related to the member’s proportionate share of the relevant type of business written by all members in the state. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years. The protection afforded by a state’s guaranty association to policyholders of insolvent insurers varies from state to state. The aggregate assessments levied against us for the year ended December 31, 2025 were not material to our financial condition.
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
Title VII of Dodd-Frank provides for significantly increased regulation of, and restrictions on, swap and security-based swap markets and transactions. While regulations under Title VII primarily address requirements of swap dealers and security-based swap dealers, this regulation has affected and, as additional regulations come into effect, could further affect, various activities of insurance and other financial services companies. Relevant regulatory requirements include (i) margin and collateral requirements, (ii) transaction and regulatory reporting, and (iii) mandated clearing through central counterparties and execution through regulated swap execution facilities for certain swaps (other than security-based swaps, which are not currently subject to mandatory execution or clearing requirements but could be in the future). The Commodities Futures Trading Commission (“CFTC”), which oversees and regulates the U.S. swap, commodities and futures markets, and the SEC, which oversees and regulates the U.S. securities and security-based swap markets, have largely finalized the rules to carry out their mandates under Title VII of Dodd-Frank. Increased regulation of, and restrictions on, derivatives markets and transactions, including regulations related to initial margin for swaps and securities-based swaps, has increased, and could further increase the cost of our trading and hedging activities, reduce liquidity and reduce the availability of customized hedging solutions and derivatives.
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

Corebridge | 2025 Form 10-K 31

ITEM 1 | Business
ERISA
We provide products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or the Internal Revenue Code of 1986, as amended (the “Code”). Plans subject to ERISA include certain pension and profit-sharing plans and welfare benefit plans, including health, life, and disability plans. ERISA establishes standards that must be met for the administration, reporting, and disclosure of such plans. As a result, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (the “DOL”), the Internal Revenue Service (“IRS”), and the Pension Benefit Guaranty Corporation.
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
Securities, Investment Adviser, Broker-Dealer, and Investment Company Regulations
Our investment products and services are subject to applicable federal and state securities, fiduciary, and other laws and regulations. The principal U.S. regulators of these operations include the SEC, FINRA, CFTC, Municipal Securities Rulemaking Board, state securities commissions, state insurance departments, and the DOL.
Our variable life insurance, variable annuity, registered index-linked annuity, and mutual fund products generally are subject to regulation as “securities” under applicable federal securities laws, except where exempt. Such regulation includes registration of the offerings of these products with the SEC, unless exempt from such registration, and requirements of distribution participants to be registered as broker-dealers, as well as recordkeeping, reporting, and other requirements. This regulation also involves the registration of mutual funds and other investment products offered by our businesses, and the separate accounts through which our variable life insurance, variable annuity, registered index-linked annuity and mutual fund products are issued, as investment companies under the Investment Company Act, except where exempt. The Investment Company Act imposes requirements relating to compliance, corporate governance, disclosure, recordkeeping, registration, and other matters. In addition, the offering of these products may involve filing and other requirements under the securities, corporate, or other laws of the states and other jurisdictions where offered or organized, including the District of Columbia and U.S. territories. Our separate account investment products are also subject to applicable state insurance regulation.
We have subsidiaries that are registered as broker-dealers under the Securities and Exchange Act of 1934, as amended (the “Exchange Act’’), and are members of FINRA and/or are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the ‘‘Advisers Act’’). These broker-dealers and investment advisers are involved in our life and annuity product sales, including participating in their distribution and/or serving as an investment adviser to mutual funds that underlie variable products offered by us. In addition to registration requirements, the Exchange Act, the Advisers Act, and the regulations thereunder impose various conduct, disclosure, qualification, recordkeeping, reporting, and other requirements on these subsidiaries and their operations. State securities laws also impose registration, filing, and other requirements on broker-dealers, investment advisers and/or their licensed representatives, except where exempt. The SEC, FINRA and other regulatory bodies also have the authority to examine regulated entities, such as our broker-dealer and investment adviser subsidiaries, and to institute administrative or judicial proceedings that may result in censure, fines, prohibitions, restrictions on activities, or other administrative sanctions.
Further, our licensed sales professionals appointed with certain of our broker-dealer and/or investment adviser subsidiaries and our other employees, insofar as they sell products that are securities, including wholesale and retail activity, are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA, and state securities commissioners. Regulation and examination requirements also extend to our subsidiaries that employ or control those individuals.
The business of our investment adviser subsidiaries will be impacted by SEC regulatory initiatives with respect to the investment management business. The SEC is engaged in various initiatives and reviews that seek to modernize the regulatory structure governing the investment management industry, including investment advisers registered under the Advisers Act and investment companies registered under the Investment Company Act. However, the outcome of these initiatives and reviews is uncertain due to recent changes in the composition of the SEC.

Corebridge | 2025 Form 10-K 32

ITEM 1 | Business
Standard of Conduct Developments
We and our distributors are subject to laws and regulations regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these laws and regulations have been revised or re-examined while others have been newly adopted. We closely monitor these legislative and regulatory activities and evaluate the impact of these requirements on us and our customers, distribution partners, and financial advisers. Where needed, we have made significant investments to implement or enhance our tools, processes, and procedures, to comply with the final laws, rules, and interpretations. These efforts and enhancements have resulted in increased compliance costs and may impact sales results. Additional changes in standard of care requirements or new standards issued by governmental authorities, such as the DOL, the SEC, the NAIC, or state regulators and/or legislators, have impacted, and may impact our businesses, results of operations, and financial condition and may increase regulatory and litigation risk.
DOL Fiduciary Rule
On April 25, 2024, the DOL published a final rule in the Federal Register updating the definition of when a person is an “investment advice fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants, and IRAs. The DOL also published changes with respect to existing prohibited transaction exemptions (“PTEs”) relating to such advice, including PTE 84-24 and PTE 2020-02. On July 25, 2024, and July 26, 2024, in connection with separate lawsuits challenging the rule, the U.S. District Courts for the Eastern District of Texas and the Northern District of Texas, respectively, issued orders staying the rule’s initial September 23, 2024 effective date. The DOL appealed these two orders to the United States Court of Appeals for the Fifth Circuit, but has since withdrawn its appeal. We are continuing to monitor the progress and potential impact of the DOL rule and any similar rulemaking to our business.
SEC Best Interest Regulation
In June 2020, the SEC's Regulation Best Interest (“Regulation BI”) went into effect. Regulation BI, which is applicable to our broker-dealer subsidiaries, established duties of care, compliance, disclosure, and conflict mitigation that broker-dealers and their associated persons must meet when making a recommendation of a securities transaction or investment strategy involving securities to a retail customer. In many cases, these duties are materially broader and more stringent than earlier “suitability” and disclosure requirements imposed by the Financial Industry Regulatory Authority (“FINRA”). As part of the rulemaking package, Form CRS also went into effect, requiring enhanced disclosures by broker-dealers and investment advisers regarding retail client relationships and certain conflicts of interest. Regulation BI and Form CRS continue to be identified as examination priorities for the SEC and FINRA with the particular focus shifting from year to year. Given the breadth and open-ended nature of the duties under Regulation BI in particular, SEC and FINRA expectations in this space may continue to evolve. We have implemented the requirements of Regulation BI and Form CRS, and continue to monitor interpretive guidance and enforcement activity from federal securities regulators.
State Standard of Conduct Developments
In 2020, the NAIC adopted revisions to its Suitability in Annuity Transactions Model Regulation (#275) (“NAIC Model”) implementing a best interest standard of care applicable to sales and recommendations of annuities. The new NAIC Model conforms in large part to Regulation BI, providing that all recommendations by agents and insurers must be in the best interest of the consumer under known circumstances at the time an annuity recommendation is made, without placing agents’ or insurers’ financial interests ahead of the consumer’s interest in making a recommendation. Nearly all states have adopted amendments to their suitability rules based on the NAIC Model revisions. Certain states have adopted standard of conduct requirements that varies from the NAIC Model. For example, in 2018, the NYDFS adopted the First Amendment to Insurance Regulation 187 — Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”), which requires producers to act in their client’s best interest when making both point-of-sale and in-force recommendations and to deliver to the client the written basis for the recommendation, as well as the facts and analysis to support the recommendation. The regulation also imposes additional duties on life insurance companies in relation to these transactions, such as requiring insurers to establish and maintain procedures designed to prevent financial exploitation and abuse. Besides New York, other state insurance and/or securities regulators have also adopted, or are considering adopting, additional standard of conduct requirements with applicability to insurance producers, agents, financial advisors, investment advisers, broker-dealers, and/or insurance companies. Changes in standards of care could impose additional costs in the areas of compliance and employee training and affect how we manage our business and overall costs.
Environmental, Social and Governance Regulation
Federal and state laws and regulations regarding ESG issues may be applicable to our operations. On March 6, 2024, the SEC adopted final rules on climate-related disclosure that would require registrants, including Corebridge, to disclose certain climate-related information in registration statements and annual reports. On March 27, 2025, the SEC decided to end its defense of litigation challenging these rules in court, and on September 12, 2025, the Eighth Circuit ordered that the litigation would be held in abeyance until such time that the SEC reconsiders or renews its defense of the rules. The Company continues to monitor the status of the final rule.

Corebridge | 2025 Form 10-K 33

ITEM 1 | Business
In 2023, California adopted climate disclosure and financial reporting legislation, the Climate Corporate Data Accountability Act (“SB 253”) and the Climate Related Financial Risk Act (“SB 261”), which would respectively require large companies doing business in California such as Corebridge to report greenhouse gas emissions annually and to publish climate-related financial risk reports biennially. Litigation challenging the California climate laws is pending, and the Ninth Circuit granted a preliminary injunction as to SB 261 (requiring climate-related financial risk reports). On December 1, 2025, the California Air Resources Board issued an enforcement advisory stating that it will not enforce SB 261 against companies that do not meet the January 1, 2026 reporting deadline. We are assessing the impact of the injunction and enforcement advisory.
Other states, including New York and Illinois, have proposed but not yet passed climate disclosure laws similar to those adopted by California.
States continue to adopt laws and regulations governing corporate ESG activity and there are evolving expectations from investors, customers, regulators, and other stakeholders on ESG practices and disclosures, including those related to environmental stewardship, climate change, workplace conduct, and other social and political mandates. For more information on the NYDFS Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change and the NAIC Climate Disclosure Survey, see “State Insurance Regulation—Climate Regulation.”
Privacy and Cybersecurity
We are subject to U.S. federal and state laws and regulations that require financial institutions and other businesses to implement and maintain technical, administrative, organizational, and physical measures designed to protect the confidentiality, availability and integrity of personal information and sensitive non-public information (“Company Information”) and the information systems used to process this information and conduct important business operations. These laws and regulations impose a broad range of obligations including collecting, disclosing, using, transferring, retaining, deleting, and otherwise processing (collectively, “Processing”) Company Information in compliance with certain restrictions; notifying individuals regarding our personal information Processing practices; and maintaining a security program designed to protect the confidentiality, availability, and integrity of Company Information and our information systems. Some of these laws and regulations require us to notify affected individuals, regulators, and self-regulatory bodies of certain events involving unauthorized access to, use of, or loss of, Company Information and information systems and associated impacts to our operations.
On November 1, 2023, the NYDFS published an amendment to its Part 500 Cybersecurity Regulation (“NYDFS Cybersecurity Regulation”) which includes additional certification obligations, enhanced governance requirements, new audit requirements, additional technology and business continuity requirements, enhanced security control and training requirements, and new cyber event notification obligations. Requirements under the amended NYDFS Cybersecurity Regulation became effective in phases, with the final provisions taking effect on November 1, 2025. Covered entities must certify compliance with the final phases of the NYDFS Cybersecurity Regulation in an annual report due April 15, 2026. The requirements under the amended NYDFS Cybersecurity Regulation are similar in certain respects to those under the NAIC Insurance Data Security Model Law, which has been adopted by slightly less than half of the U.S. states. The NYDFS continues to publish guidance related to addressing cybersecurity risks.
The SEC continues to focus on cybersecurity for a range of regulated entities, including public companies, registered investment companies, broker-dealers, investment advisers and funds, and has published periodic guidance on the topic. Since 2024, the SEC adopted amendments to Regulation S-P that require broker-dealers, investment companies, transfer agents, and registered investment advisers to adopt enhanced policies and procedures for the safeguarding of personally identifiable information of retail customers addressing areas such as incident response, customer notification, and oversight of service providers.
U.S. federal and state legislatures and government agencies and self-regulatory bodies continued to be active in 2025 and are expected to continue to focus on laws, regulations, and guidelines relating to privacy and other aspects of customer information, information security, resiliency, the use of AI, and protecting the ongoing confidentiality, availability, and integrity of personal information, sensitive non-public information, information systems, and business operations. Additional changes in the U.S. privacy and cybersecurity regulatory landscape may require additional compliance investment, including changes to policies, procedures, information systems, and operations.

Corebridge | 2025 Form 10-K 34

ITEM 1 | Business
INTERNATIONAL REGULATION
Insurance and Financial Services Regulation
A portion of our business is conducted in foreign countries. Generally, our subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements; licenses issued by foreign authorities to our subsidiaries are subject to modification or revocation by such authorities, and therefore these subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. For our international operations, a decline in capital and surplus over capital requirements would limit the ability of our insurance subsidiaries to make dividend payments or distributions and may, in certain cases, require us to contribute additional capital into such insurance subsidiaries. Additionally, regulators in the countries in which such subsidiaries operate may deem it necessary to impose restrictions on dividend distributions in the event of a significant financial market or insurance event which creates uncertainty over our future capital and solvency position.
The Bermuda Monetary Authority (the “BMA”) regulates our insurance subsidiary in Bermuda, Corebridge Insurance Company of Bermuda, Ltd. (“CRBG Bermuda”). The Insurance Act 1978, as amended, (the “Bermuda Insurance Act”) and its related regulations and other applicable Bermuda laws, impose a variety of requirements and restrictions, including the filing of annual and quarterly statutory financial returns; compliance with minimum enhanced capital requirements; compliance with the BMA’s Insurance Code of Conduct; provisional restrictions on the payment of dividends and distributions; restrictions on certain changes in control of regulated (re)insurers, maintenance of a head office, certain officers, and principal representative in Bermuda; performance of certain periodic examinations of CRBG Bermuda and its financial condition; and such other standards as the BMA may impose from time to time. The term “insurer” includes “reinsurer” in the Bermuda Insurance Act.
CRBG Bermuda, which is currently licensed to carry on long-term business, is registered as a Class E insurer, which is the license class for long-term insurers with total assets of more than $500 million. CRBG Bermuda is not licensed to carry on general business. CRBG Bermuda has received authorization as a reciprocal jurisdiction reinsurer from the State of Texas.
Pursuant to the terms of the Bermuda Insurance Act, as a Class E insurer, CRBG Bermuda will not be permitted to engage in non-insurance business unless that non-insurance business is ancillary to its core business. Non-insurance business means any business other than insurance business and includes carrying on investment business, underwriting debt or securities or otherwise engaging in investment banking, engaging in commercial or industrial activities, and carrying on the business of management, sales, or leasing of real property.
A Class E insurer is subject to certain requirements and limitations on its ability to make distributions or modify its statutory capital. For instance, a Class E insurer must refrain from declaring or paying any dividends during any financial year if it would cause the company to fail to meet its minimum margin of solvency or enhanced capital requirement. Further restrictions prevent Class E insurers from paying any dividends which would exceed 25% of its total statutory capital and surplus (as set out in its statutory balance sheet in relation to the previous financial year) unless prior to the payment of such dividends, it files an affidavit with the BMA which states that the declaration of the said dividends has not caused the insurer to fail to meet its solvency margins. Additionally, a Class E insurer must apply to the BMA for approval before reducing its total statutory capital (as set out in its previous year’s financial statements) by 15%. In addition to the foregoing restrictions under the Bermuda Insurance Act, as an incorporated Bermuda company, CRBG Bermuda remains subject to the provisions of the Bermuda Companies Act 1981, as amended, which has restrictions on when a company is able to pay dividends and distributions.
CRBG Bermuda must complete and file with the BMA a Capital and Solvency Return, which includes a Commercial Insurer’s Solvency Self-Assessment (“CISSA”). The CISSA assesses the adequacy of the company’s capital position and management of material risk exposures and is similar to the ORSA filed by our U.S. life insurance subsidiaries with their domiciliary regulators.
Additionally, Nippon Life Insurance Company, a mutual company (sougogaisha) organized under the laws of Japan (“Nippon”), which holds an approximately 24.6% interest in our Common Stock, as of December 31, 2025 is regulated by the Insurance Business Act of Japan (Act No. 105 of 1995, as amended) (“the IBA”) and the Financial Services Agency of Japan (the “JFSA”). As a result, we are considered an affiliate of Nippon for purposes of the IBA and its subordinate regulations and related supervisory guidelines issued by the JFSA (the “JFSA Guidelines”). As an affiliate of a regulated insurance company in Japan, Nippon may request that we comply with certain requirements of the IBA, its subordinate regulations, and the JFSA Guidelines, including providing certain information to satisfy Nippon’s financial reporting and risk and solvency requirements. In practice, the JFSA has broad prudential powers to request additional information from Nippon, which Nippon may, in turn, request from us. Nippon may also be prohibited from entering into certain transactions with us unless they are on arms’ length terms and approved by the JFSA.

Corebridge | 2025 Form 10-K 35

ITEM 1 | Business
Derivatives
Regulation of, and restrictions on, derivatives markets and transactions were adopted outside the United States in conjunction with similar regulation promulgated by U.S. regulators. For U.S. derivatives discussion, see “U.S. Regulation—Dodd-Frank” for further information. For instance, the EU and UK established a set of regulatory requirements for EU and UK derivatives activities and EU- and UK-regulated entities under the European Market Infrastructure Regulation (“EMIR”) and English law, respectively. These requirements include, among other things, various risk mitigation, risk management, margin posting, regulatory reporting, and, for certain categories of derivatives, clearing requirements, that are broadly similar to, but also deviate in certain respects from, U.S. regulations of these activities.
Markets in Financial Instruments Directive II
The Markets in Financial Instruments Directive II (“MiFID II”) and Markets in Financial Instruments Regulation (“MiFIR”) took effect in Europe on January 3, 2018. MiFID II and the related regulations are intended to create transparency in market trading by, for example, imposing trade and transaction reporting and other requirements. Corebridge Institutional Investments (Europe), Limited has implemented and continues to implement new policies, procedures and reporting protocols required to ensure compliance with this legislation and its related rules. Corebridge Institutional Investments (Europe), Limited prepares and submits an Internal Capital Adequacy and Risk Assessment report to the UK Financial Conduct Authority relating to its own funds and liquidity requirements.
EMIR, which governs derivatives, and MiFID II were adopted by the UK government as part of the Brexit legislative “onshoring” process. The MiFID II requirements were implemented in the UK before the UK’s exit from the EU and then amended to reflect the UK’s exit from the EU. MiFIR and EMIR were “onshored” to become part of English law. The UK government has announced intended reforms to the MiFID II rules governing trading venues and equity markets in the UK, onshored versions of MiFID II and MiFIR in the Wholesale Markets Review, and minor changes to EMIR. At present, it is anticipated that substantive obligations on Corebridge Institutional Investments (Europe), Limited arising from EMIR and MIFID II are unlikely to change in the UK context in the near future.
Regulation of Non-U.S. Investment Business
We operate investment-related businesses in, among other jurisdictions, the UK. These businesses may advise on and market investment management products and services, investment funds, and separately managed accounts. The regulatory authorities for these businesses include securities, investment advisory, financial conduct, and other regulators that typically oversee such issues as: (i) company licensing; (ii) the approval of individuals with positions of responsibility; (iii) conduct of business to customers; (iv) solvency and capital adequacy; and (v) securities, commodities and related laws, among other items. For example, our regulated asset manager in the UK (Corebridge Institutional Investments (Europe) Limited) is regulated by the UK Financial Conduct Authority. We also participate in investment-related joint ventures in jurisdictions outside the United States, primarily in Europe and Asia. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.
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

Corebridge | 2025 Form 10-K 36

ITEM 1 | Business
Privacy and Cybersecurity
Our non-U.S. entities, and potentially certain entities established in the U.S., are subject to privacy and cybersecurity laws and regulations applicable in foreign countries where they operate, including the EU General Data Protection Regulation, the UK General Data Protection Regulation, the EU’s Artificial Intelligence Act, Bermuda’s Personal Information Protection Act, and BMA’s Insurance Sector Operational Cyber Risk Management Code of Conduct. These laws and regulations impose a range of compliance obligations in relation to the Processing of Company Information, including the privacy of personal data, the use of AI, and the confidentiality, integrity and availability of information systems and operations. We expect to see continued focus on privacy, cybersecurity, resiliency, and AI by regulators and other government authorities outside of the U.S.

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
•Amended and Restated Bylaws
•Second Amended and Restated Certificate of Incorporation
•Audit Committee Charter
•Compensation and Management Development Committee Charter
•Corporate Governance Guidelines
•Director Communications Policy
•Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics (we will post on our website any amendment or waiver to this Code within the time period required by the SEC)
• Code of Conduct
•Nominating and Corporate Governance Committee Charter
•Third Party Code of Conduct
Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.

Corebridge | 2025 Form 10-K 37

ITEM 1 | Business

Information About Our Executive Officers
The following table sets forth certain information concerning our executive officers. The respective age of each individual in the table below is as of December 31, 2025.

Name	Age	Position
Marc Costantini	56	Director, President and Chief Executive Officer
Elias Habayeb	53	Executive Vice President and Chief Financial Officer
John Byrne	55	Executive Vice President and President of Financial Distributors
Doug Caldwell	56	Executive Vice President and Chief Risk Officer
Elizabeth Cropper	59	Executive Vice President and Chief Human Resources Officer
David Ditillo	50	Executive Vice President and Chief Information Officer
Terri Fiedler	62	Executive Vice President and President of Retirement Services
Polly Klane	56	Executive Vice President and General Counsel
Lisa Longino	59	Executive Vice President and Chief Investment Officer
Amber Miller	54	Executive Vice President and Chief Auditor
Jonathan Novak	54	Executive Vice President and President of Institutional Markets
Elizabeth Palmer	62	Executive Vice President and Chief Marketing and Communications Officer
Bryan Pinsky	50	Executive Vice President and President of Individual Retirement and Life Insurance
Christopher Smith	56	Executive Vice President and Chief Operating Officer
Marc Costantini has served as a member of Corebridge Board of Directors and as the President and Chief Executive Officer of Corebridge since December 2025. Previously, Mr. Costantini served as Global Head of Strategy and Inforce Management at Manulife Financial Corporation. Mr. Costantini also has served as President & Chief Executive Officer for Corporate Development, Strategy and Digital Solutions for Munich Re’s North America Life & Health business and as Executive Vice President, Commercial and Government Markets, for Guardian Life after having initially been appointed as Guardian's Chief Financial Officer. He is a Fellow of the Society of Actuaries.
Elias Habayeb has served as Executive Vice President of Corebridge since October 2021 and Chief Financial Officer of Corebridge since November 2021. Prior to his current role, Mr. Habayeb served in a number of senior financial roles for AIG, most recently as Chief Financial Officer for General Insurance where he oversaw all finance activities supporting the General Insurance business. He also served as AIG’s Deputy Chief Financial Officer and AIG’s Chief Accounting Officer. His previous roles included Chief Financial Officer of International Lease Finance Corporation, a wholly-owned subsidiary of AIG, where he led efforts for its ultimate sale in 2014. Prior to AIG, Mr. Habayeb was a partner at Deloitte & Touche LLP and has more than 25 years of financial services experience in banking and insurance. On October 27, 2025, Mr. Habayeb notified the Company that he intends to resign from his role as the Chief Financial Officer to pursue another opportunity. Mr. Habayeb will remain with the Company for a six-month notice and transition period terminating on April 24, 2026, on which day Mr. Habayeb’s employment with the Company will cease.
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
Elizabeth Cropper has served as Chief Human Resources Officer of Corebridge since January 2024. Prior to her current role, Ms. Cropper served in a number of senior human resources roles for AIG, most recently as Global Head of Talent and Inclusion. She also served as Head of Human Resources for General Insurance and Life and Retirement, Head of Human Resources for the Asia-Pacific region and Human Resources Head for the UK businesses. Prior to AIG, Ms. Cropper held senior human resources positions at Banco Santander and Sainsbury’s. She is a fellow and graduate of the Chartered Institute of Personnel and Development.
David Ditillo has served as Chief Information Officer of Corebridge since 2020 and Executive Vice President since February 2022. Prior to joining AIG, Mr. Ditillo served in various technology executive management roles at MetLife, Inc., including Senior Vice President and Chief Information Officer for its U.S. business and Senior Vice President of U.S. Application Development.

Corebridge | 2025 Form 10-K 38

ITEM 1 | Business
Terri Fiedler has served as President, Retirement Services since October 2022. Previously, she was President of AIG Financial Distributors from May 2019 to October 2022. Ms. Fiedler served as Executive Vice President, Strategic Accounts for AIG Financial Distributors, responsible for working closely with the organization’s business teams to fully meet the product and services needs of AIG Life & Retirement’s largest clients from May 2012 through May 2019. Prior to joining AIG, Ms. Fiedler was the Senior Director of National Account Management at Invesco U.S. from September 2007 to May 2012 and, prior to that, spent 12 years at AIM Distributors. She currently serves as a Trustee and Vice Chair for the Foundation for Financial Planning. Ms. Fiedler is also a member of the Insured Retirement Institute Executive Committee, where she serves as Treasurer and Secretary.
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
Lisa Longino has served as Chief Investment Officer of Corebridge since February 2023. Prior to joining Corebridge, Ms. Longino was Head of Global Investment Strategy for Prudential Financial. Previously, she held several investment roles over more than 20 years at MetLife, including Head of Insurance Asset Management, Head of Portfolio Management and Head of Investment Grade Trading. Ms. Longino has been investing for insurance companies for over three decades with a focus on fixed income portfolios matched to insurance liabilities.
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
Jonathan Novak has served as President of Institutional Markets since April 2012 and Executive Vice President since February 2022. Mr. Novak also serves as Head of Balance Sheet Risk Management & Reinsurance of Corebridge. Mr. Novak joined AIG in April 2012. Prior to joining AIG, Mr. Novak served as Managing Director in the Financial Institutions Risk Management business at Goldman Sachs for 12 years. Prior to that, Mr. Novak served as an Associate in the Reinsurance Underwriting division at Berkshire Hathaway for four years. Mr. Novak holds the Chartered Financial Analyst professional designation.
Elizabeth Palmer has served as the Chief Marketing Officer of Corebridge since March 2019 and Executive Vice President since February 2022. Prior to joining Corebridge, Ms. Palmer served as the Senior Vice President and Chief Communications Officer of the Teachers Insurance and Annuity Association from 2010 to 2019. Ms. Palmer serves on the board of directors of the Catholic Charities Atlanta.
Bryan Pinsky has served as President of Individual Retirement at Corebridge Financial since August 2021 and as President of Life Insurance at Corebridge Financial since September 2025. Prior to his current role, Mr. Pinsky was Senior Vice President of Individual Retirement Pricing and Product Development and led Individual Retirement Products at AIG. Prior to joining AIG in 2014, he led the Annuity Product team at Prudential, and, before that, held various life insurance and annuity product development positions with Allstate. Mr. Pinsky is a Chartered Financial Analyst and Fellow of the Society of Actuaries.
Christopher Smith has served as Chief Operating Officer of Corebridge Financial since July 2023. Prior to joining Corebridge, Mr. Smith was Head of Group Benefits for Guardian Life, and previously served as Head of Global Operations for MetLife. He has held the Chartered Financial Analyst designation since 2003.

Corebridge | 2025 Form 10-K 39

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
•the deterioration of economic conditions, an economic slowdown or recession, changes in market conditions, weakening in capital markets, volatility in equity markets, inflationary pressures, pressures on the commercial real estate market, and geopolitical tensions;
•the unpredictability of the amount and timing of insurance liability claims;
•unavailable, uneconomical or inadequate reinsurance or recaptures of reinsured liabilities;
•uncertainty and unpredictability related to our reinsurance agreements and the reinsurers’ performance of their obligations under these agreements;
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
•the impact of risks associated with our arrangement with Blackstone, BlackRock or any other asset manager we retain, including their historical performance not being indicative of the future results of our investment portfolio and the exclusivity of certain arrangements with Blackstone;
•our inability to maintain the availability of critical technology systems and the confidentiality, integrity and availability of our data, including challenges associated with a variety of privacy and information security laws;
•scrutiny and evolving expectations from investors, regulators, customers and other stakeholders regarding environmental, social and governance matters;
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

Corebridge | 2025 Form 10-K 40

ITEM 1A | Risk Factors
•risks associated with the Tax Matters Agreement with AIG and our potential liability for U.S. income taxes of the entire AIG Consolidated Tax Group for all taxable years or portions thereof in which we (or our subsidiaries) were members of such group; and
•the risk that anti-takeover provisions could discourage, delay, or prevent our change in control, even if the change in control would be beneficial to our shareholders.

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
Changes in interest rates have had, and could continue to have a material adverse effect on the value of our investment portfolio. Increases in interest rates have impacted our investment portfolio in the past by decreasing the estimated fair values of the fixed income securities that constitute a substantial portion of our investment portfolio. This in turn has increased and could continue to increase the unrealized loss positions in our portfolio and adversely affect our ability to realize associated deferred tax assets, and materially and adversely affecting our business, results of operations, financial condition and liquidity.
We are exposed primarily to the following risks arising from, or exacerbated by, fluctuations in interest rates:
•mismatch between the expected duration of our liabilities and our assets;
•impairment to our ability to earn the returns or spreads assumed in the pricing and the reserving for our products;
•changes in certain statutory reserve or capital requirements that are based on formulas or models that consider interest rates or prescribed interest rates, such as asset adequacy reserves;
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

Corebridge | 2025 Form 10-K 41

ITEM 1A | Risk Factors
Conversely, sustained low interest rates negatively affected, and could in the future negatively affect, the performance of our investments and have reduced, and could in the future reduce, the level of investment income earned on our investment portfolios, resulting in net investment spread compression. We may experience lower investment income as well as lower sales of new products and policies when a low or declining U.S. interest rate and credit spread environment persists, and/or interest rates turn or, in certain circumstances, remain negative across various global economies. For example, low interest rate environments have negatively affected, and may in the future negatively affect, sales of interest rate sensitive products in our industry and have negatively impacted, and in the future may negatively impact, the profitability of our existing business as we reinvest cash flows from investments, including cash flows due to calls and prepayments of fixed-rate securities and mortgage loans, at rates below the average yield of our existing portfolios. As a result of such low interest rates in the past, we de-emphasized sales of interest-sensitive products in our Life Insurance segment.
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
Credit spreads also affect our spread income. Tightening credit spreads would reduce the investment yields available on new asset purchases. Both widening or tightening credit spreads could potentially increase statutory reserve requirements and, in turn, reduce statutory surplus. Although these effects on bond valuation, investment yields and reserve impacts could run in offsetting directions for either credit spread widening or tightening, it is possible for one of them to outweigh the others under certain market conditions.
Any of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Our business is highly dependent on economic and capital market conditions.
Weakness in economic conditions and capital market volatility, in the United States and globally, have in the past led to, and may in the future lead to, among other consequences, a poor operating environment, erosion of consumer and investor confidence, reduced business volumes, deteriorating liquidity of assets, declines in asset valuations, increased levels of credit losses and impairments, and impacts on policyholder behavior that could influence reserve valuations. Further, if our investment managers, including Blackstone and BlackRock, or any other asset managers we engage fail to react appropriately to difficult market or economic conditions, our investment portfolio could incur material losses.
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
Adverse economic conditions may result from a variety of factors, including domestic and global economic and political developments, including elevated interest rates, plateauing or decreasing economic growth and business activity, recessions, or the increased likelihood of recessions, trade disputes with other countries (including the effect of sanctions and trade restrictions, such as tariffs and trade barriers imposed by the United States governments and any countermeasures imposed by other governments in response to such tariffs), social inflation, inflationary or deflationary pressures in developed economies, including the United States, pressures on the commercial real estate market, civil unrest, geopolitical tensions or military action, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains. These and other market, economic, regulatory and political factors, including the prolonged effects of elevated inflation and macroeconomic uncertainty, in the United States and globally, could have a material adverse effect on our business, results of operations, financial condition, capital and liquidity in many ways, including:
•lower levels of consumer demand for and ability to afford our products that decrease revenues and profitability;

Corebridge | 2025 Form 10-K 42

ITEM 1A | Risk Factors
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
In addition, a portion of our investment portfolio is at risk from falling real estate values including real estate equity, residential and commercial mortgage loans on real estate, structured securities with underlying real estate collateral, and real estate investment trusts. General economic and business conditions in the real estate sector will influence the performance of these investments including the risk of declining equity values, loss of income, defaults, impairments, or other loss of market value, and could have a material adverse effect on our business, results of operations, liquidity or financial condition.
We are exposed to risk from equity market declines or volatility.
Equity market declines or market volatility have, and could continue to have, a material adverse effect on our investment returns, our business, results of operations, financial condition, capital and liquidity. For example, equity market declines or volatility have in the past and could in the future, among other things, decrease the asset value of our annuity, variable life and advisory and brokerage businesses which, in turn, would reduce the amount of revenue we derive from fees, including mortality and expense fees, and wealth management fees, charged on those account and asset values. In particular, equity market declines can increase the amount of our potential financial obligations related to annuity contracts that include guaranteed living benefits (“GLBs”). Equity market declines and market volatility can negatively impact the value of and returns on our equity investments, including private equity which could in turn reduce the statutory surplus of certain of our insurance company subsidiaries.
We hedge certain risks associated with changes in equity market levels and volatility. Changes in equity market levels and volatility. could increase the cost of executing GLB-related hedges beyond what was anticipated in the pricing of the contracts being hedged. This has resulted in the past, and may result in the future, in an increase in our potential financial obligations related to those contracts, net of any proceeds from our hedging strategies. We may not be able to effectively mitigate the equity market volatility of our portfolio. To the extent that we employ hedging strategies, we may not be able to fully mitigate equity market volatility with such hedges. We may sometimes choose based on economic considerations and other factors not to hedge and not to fully mitigate equity market volatility risks. Similarly, equity market declines have also impacted GMDBs which have also resulted in a decrease in revenues and increase in the amount of our potential financial obligation related to such GMDBs.
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

Corebridge | 2025 Form 10-K 43

ITEM 1A | Risk Factors
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
For our business, establishment and ongoing calculations of reserves for future policy benefits and related reinsurance assets, as well as embedded derivatives and MRBs, is a complex process, with significant judgmental inputs, assumptions and modeling techniques, each of which may yield corresponding results that are inaccurate or incorrect. We make assumptions, including regarding mortality, morbidity, discount rates, persistency and policyholder behavior at various points, including at the time of issuance and in subsequent reporting periods. An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these assumptions. The inputs and assumptions used in connection with calculations of reserves for future policy benefits are inherently uncertain. Experience may develop adversely such that additional reserves must be established or the value of MRBs or embedded derivatives may increase. Adverse experience could arise out of a number of factors, including, but not limited to, a severe short-term event, such as a pandemic or unexpected changes to policyholder behavior during stressed economic periods, or due to mis-estimation of long-term assumptions such as mortality, interest rates, credit spreads, equity market levels and volatility and persistency assumptions. Certain variables, such as policyholder behavior, are difficult to estimate and can have a significant impact on future policy benefits, MRBs and embedded derivatives. We review and update actuarial assumptions at least annually, typically in the third quarter for reserves, MRBs and embedded derivatives. Additionally, we regularly carry out asset adequacy testing for statutory reporting. If actual experience or revised future expectations result in projected future losses, we may be required to record additional liabilities through a charge to policyholder benefit expense, Net realized gains or losses, or changes in MRBs in the then-current period, which could negatively affect our business, results of operations, financial condition and liquidity. For a further discussion of our loss reserves for future policy benefits and market risk benefits, see Notes 12 and 14 to the Consolidated Financial Statements.
Reinsurance may not be available or economical and may not be adequate to protect us against losses.
We purchase and use third-party reinsurance as part of our overall risk management strategy. For example, our two largest reinsurance agreements are with Fortitude Re and CSLR. As of December 31, 2025, $24.1 billion of liabilities related to business written by us had been ceded to Fortitude Re and $5.0 billion of General Account liabilities and $45.2 billion of Separate Accounts liabilities related to business written by us had been ceded to CSLR, under reinsurance transactions.
Reinsurers may attempt to increase rates with respect to our existing reinsurance arrangements, and their ability to increase rates depends upon the terms of each reinsurance contract and the market environment when we negotiate reinsurance arrangements for our in-force and new business. Attempts to increase reinsurance rates may lead to and have resulted in arbitration over the terms of the reinsurance contracts. An increase in reinsurance rates may affect the profitability of our insurance business. Additionally, such a rate increase may lead to and has resulted in a recapture of the business, which may result in a need for additional reserves and increase our exposure to claims. Reinsurance for new business may be more difficult or costly to obtain in the event of prolonged or severe adverse mortality or morbidity experience. We may, at certain times, be forced to incur additional costs for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In the latter case, we would have to accept an increase in exposure to risk and the increase in volatility of mortality experience on a going-forward basis, reduce the maximum policy size and amount of business written by our subsidiaries going forward or seek alternatives in line with our risk limits or a combination thereof.
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

Corebridge | 2025 Form 10-K 44

ITEM 1A | Risk Factors
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
Some of our reinsurance arrangements are structured as modco agreements, such as our arrangement with Fortitude Re. The manner in which we account for these reinsurance arrangements has led, and will continue to lead, to volatility in our results of operations. In modco arrangements, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., Corebridge insurance company subsidiaries) thereby creating an obligation for the ceding company to pay the reinsurer at a later date. Additionally, as our applicable insurance company subsidiaries maintain ownership of these investments, we will maintain the existing accounting for these assets (e.g., the changes in fair value of available-for-sale securities will be recognized within OCI). Under the modco arrangement, our applicable insurance company subsidiaries have established a funds withheld payable to the reinsurers while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that the reinsurer has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements. As a result of changes in the fair value of the embedded derivative, we experience volatility in our GAAP net income.
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

Corebridge | 2025 Form 10-K 45

ITEM 1A | Risk Factors
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
Furthermore, the ability of our insurance subsidiaries to pay dividends, distributions or make other payments to Corebridge Parent depends on their ability to meet applicable regulatory standards and receive regulatory approvals, which are based in part on an insurance company subsidiary’s statutory income, capital and surplus and unassigned funds for the prior year. Changes in, or reinterpretations of, these regulatory standards could constrain the ability of our subsidiaries to pay dividends, distributions or make other payments in sufficient amounts and at times necessary to meet our obligations. Further, our subsidiaries have no obligation to pay amounts due on Corebridge Parent’s obligations or to make funds available to Corebridge Parent for such payments.
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

Corebridge | 2025 Form 10-K 46

ITEM 1A | Risk Factors
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
We have outstanding Series A Preferred Stock which may limit our ability to pay dividends.
Pursuant to the terms of our outstanding 6.875% Fixed Rate Reset Non-Cumulative Preferred Stock, Series A (“Series A Preferred Stock”), unless the full dividends for the latest completed dividend period on all outstanding Series A Preferred Stock have been declared and paid, or declared and a sum sufficient for the payment thereof has been set aside, then we will not, nor will we permit our subsidiaries to, declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of common stock or other junior capital stock of Corebridge Parent or make any guarantee payments regarding any guarantee issued by us of securities of any of our subsidiaries if the guarantee ranks upon our liquidation on parity with or junior to the Series A Preferred Stock.
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

Corebridge | 2025 Form 10-K 47

ITEM 1A | Risk Factors
In addition, a downgrade of our long-term debt ratings by one or more of the major rating agencies, including related to changes in rating agency methodologies, could increase our financing costs and collateral requirements and limit the availability of financing, making it more difficult to refinance maturing debt obligations, and support business and investment strategies. Specifically, a downgrade of our or Corebridge Life Holdings, Inc.’s (“CRBGLH”) long-term debt ratings below specified levels may require us and CRBGLH to collateralize the principal amount outstanding under the CRBGLH notes and our junior subordinated debt at any given time, any related accrued and unpaid interest, and the net present value of future interest payments with respect to such debt. Such collateralization could materially and adversely affect our business, results of operations, financial condition and liquidity.
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

Corebridge | 2025 Form 10-K 48

ITEM 1A | Risk Factors
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

Corebridge | 2025 Form 10-K 49

ITEM 1A | Risk Factors
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
Differences between the change in fair value of the direct and ceded MRBs, which may not fully offset each other due to differences in measurement assumptions, and embedded derivatives, as well as associated statutory and tax liabilities, and the value of the related hedging portfolio may occur and can be caused by movements in the level of equity, interest rate and credit markets, market volatility, policyholder behavior, and mortality/longevity rates that differ from our assumptions and our inability to purchase hedging instruments at prices consistent with the desired risk and return trade-off. In addition, we may sometimes choose not to hedge or fully mitigate these risks, based on economic considerations and other factors. The occurrence of one or more of these events has in the past resulted in, and could in the future result in, an increase in the fair value of liabilities associated with the guaranteed benefits without an offsetting increase in the value of our hedges, or a decline in the value of our hedges without an offsetting decline in our liabilities, thus reducing our results of operations and shareholders’ equity.
We are exposed to risks from our use of derivative instruments to hedge market risks associated with our liabilities.
Our risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically changes in equity markets, foreign exchange rates and interest rates on guarantees related to fixed index annuities, registered index-linked annuities and index universal life insurance, and liability guarantees associated with our GLBs for certain products such as fixed index annuities and fixed annuities. The strategy primarily relies on hedging strategies using derivatives instruments and, to a lesser extent, reinsurance.
Derivative instruments primarily composed of futures, swaps and options on equity indices and interest rates and portfolios of derivative instruments are an essential part of our hedging strategy and are selected to provide a measure of economic protection. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce rollover risk during periods of market disruption or higher volatility. We manage the potential credit exposure for derivative instruments through utilization of financial exchanges, ongoing evaluation of the creditworthiness of counterparties, the use of International Swaps and Derivatives Association, Inc. (“ISDA”) and collateral agreements, and other master netting agreements. For additional information on our derivative programs see see Note 9 to the Consolidated Financial Statements.

Corebridge | 2025 Form 10-K 50

ITEM 1A | Risk Factors
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
In addition, we can, in certain circumstances, be held responsible for the actions of our third-party distributors in connection with their marketing and sale of our products, including the security of their operations and their handling of confidential information and personal data, in a manner that is deemed not compliant with applicable laws and regulations. This risk is particularly acute because a majority of our distribution occurs through unaffiliated distributors, over whom we lack direct oversight or control of how our products are sold, notwithstanding our risk assessment, training, and compliance programs. Further, misconduct by employees, agents and representatives of our broker-dealer subsidiaries in the sale of our products could also result in regulatory investigations, sanctions or violations of laws by us or our subsidiaries. The precautions we take to prevent and detect the foregoing activities may not be effective.

Corebridge | 2025 Form 10-K 51

ITEM 1A | Risk Factors
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
Additionally, both public and private plan sponsors have in the past, and may in the future, experience financial difficulty and some may reduce costs, including through headcount reductions or the rebalancing of their workforce in favor of part-time employees who are ineligible for retirement benefits. The financial stress on such plan sponsors is often exacerbated by reductions in governmental funding sources. Finally, our state laws or regulations may restrict the ability of our plan sponsors to select non-government entities to provide these services and/or the way plan participants may enroll in our services.
Given these challenges, our premiums and deposits may decline or stagnate, which could adversely affect our business, results of operations, financial condition and liquidity.
Third parties we rely upon to provide certain business and administrative services may not perform as anticipated.
We have used and will continue to use outsourcing strategies and third-party providers in a broad range of areas. Such areas include, but are not limited to, the administration or servicing of certain policies and contracts, finance, actuarial, information technology, information security and operational functions, and investment advisory and management services for certain funds, plans and retail advisory programs we offer, as well as our own investments. We have also recently completed the implementation of BlackRock’s investment management and risk analytics technology platform, Aladdin. We may experience inefficiencies during the early stages of adoption of the platform due to lack of familiarity with the platform and technical hurdles related to implementation, which may impair our ability to achieve anticipated improvements in our business or may disrupt or otherwise harm our operations, which could materially and adversely affect our business, financial condition and operations.
Further, we have engaged Blackstone and BlackRock to serve as investment managers for certain asset classes. For information regarding our reliance on Blackstone and BlackRock as third-party investment managers, see “Risks Relating to Business and Operations—We are exposed to risks from our arrangements with Blackstone, BlackRock and any other asset manager we engage. Furthermore, historical performance should not be relied on as a predictor of future results” below.
We periodically negotiate provisions and renewals of many of these third-party relationships, and there can be no assurance that such terms will remain acceptable to us, such third parties or regulators. If our third-party providers experience disruptions, cybersecurity incidents or data breaches, fail to meet applicable licensure requirements, do not integrate with our procedures or adapt to the systems associated with our facilities when providing services from our premises, do not perform as anticipated or in compliance with applicable laws and regulations, terminate or fail to renew our relationships, or such third-party providers in turn rely on services from other third-party providers, who experience disruptions, cybersecurity events or data breaches, fail to meet licensure requirements, do not perform in compliance with the primary contractor’s terms with us or in compliance with applicable laws or regulations, or terminate or do not renew their contractual relationships, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, contractual, legal, regulatory or policyholder obligations), a loss of business, increased costs, decreased profits or reputational harm, compromises to the security of our information systems or data, or suffer other negative consequences, all of which may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition. Some of these providers are located outside the United States, which exposes us to business disruptions and political risks inherent when conducting business outside of the United States.
For information regarding cybersecurity risk arising from third-party providers, see “Risks Relating to Business and Operations—We may be unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data” below.

Corebridge | 2025 Form 10-K 52

ITEM 1A | Risk Factors
We are exposed to risks from our arrangements with Blackstone, BlackRock and any other asset manager we engage. Furthermore, historical performance should not be relied on as a predictor of future results.
In 2021, we entered into a long-term asset management relationship with Blackstone. Blackstone initially managed $50 billion of our existing investment portfolio, with that amount to increase to an aggregate of $92.5 billion by the third quarter of 2027. As of December 31, 2025, Blackstone managed approximately $71.2 billion in book value of assets in our investment portfolio. In addition, since April 2022 we have entered into several investment management agreements with BlackRock. As of December 31, 2025, BlackRock managed approximately $91.9 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management.
As part of our arrangements with Blackstone, there are provisions that require minimum management fees to be paid by Corebridge Parent to Blackstone to the extent actual amounts charged to our insurance company subsidiaries are below specified minimum amounts and, if such agreements are terminated for reasons other than certain specified reasons, we could be required to continue paying investment advisory fees to Blackstone regardless of the termination. We may not have the funds available to pay any such fees and our insurance company subsidiaries may not be able or permitted to pay dividends or make other distributions to Corebridge Parent in an amount sufficient to pay any such fees or at all. Any requirement to pay such fees could adversely affect our business, results of operations, financial condition and liquidity.
Further, Blackstone and BlackRock are generally compensated based solely on the value of our assets which they manage, rather than by investment return targets, and as a result, Blackstone and BlackRock are not directly incentivized to maximize investment returns. Our investment portfolio’s returns have benefited historically from investment opportunities and general market conditions that may not currently exist and may not be repeated. There can be no guarantee that Blackstone, BlackRock or any other investment manager we engage will be able to achieve any particular returns or generate investment opportunities with attractive, risk-adjusted returns for our investment portfolio in the future. Due to the concentration of assets in our portfolios that are managed by each of Blackstone and BlackRock, if Blackstone or BlackRock are unable to effectively manage our portfolio, such inability could adversely affect our business, results of operations, financial condition and liquidity.
In the case of the arrangements with Blackstone, the exclusivity provisions and termination provisions of such arrangements may prevent certain of our insurance company subsidiaries from retaining other external investment managers with respect to the relevant asset classes, who may produce better returns on investments than Blackstone. In addition, fees charged by Blackstone are not determined by the type of asset originated and there can be no guarantee that Blackstone can generate a sufficient quantity of the exclusive asset classes to meet our investment needs. Further, agreements entered into with certain state insurance regulators prevent our insurance company subsidiaries from amending the terms of their existing agreements with Blackstone without prior approval of such insurance company’s domestic regulator.
We may be unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data.
We use information technology systems, infrastructure and networks, other operational systems and third-party systems and services to store, retrieve, transmit, evaluate, use and delete customer, employee, and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions. In the event of a natural disaster, unauthorized access, a terrorist attack, malware, cyber-attacks or other disruptions, our systems and networks may be inaccessible to our employees, customers or business partners for an extended period of time, and we may be unable to meet our business obligations for an extended period of time if our data or systems are disabled, manipulated, destroyed or otherwise compromised. Additionally, some of our systems and networks are older, legacy-type systems that are less efficient, more susceptible to cybersecurity risks and require an ongoing commitment of significant resources to maintain or upgrade. System and network failures, outages, degraded performance and other disruptions have in the past compromised and in the future may compromise our ability to perform business functions in a timely manner, which could adversely impact our ability to conduct business and our relationships with our business partners and customers, and expose us to legal claims as well as regulatory investigations and sanctions, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. See “Cybersecurity—Cybersecurity Risk Management” below.

Corebridge | 2025 Form 10-K 53

ITEM 1A | Risk Factors
The systems and networks we maintain and third-party systems and networks we use have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, and cybersecurity threats, such as “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks, ransomware and other disruptive software. Also, like other companies, we face an increasing challenge of attracting and retaining highly qualified security personnel to assist us in combating these security threats. Cybersecurity threats and attacks can originate from a broad range of sources including terrorists, nation states, state-sponsored actors, financially motivated actors, internal actors, or third-parties (including third-party providers), and the techniques used in these threats and attacks may change, develop and evolve rapidly, including the use of emerging technologies, such as broader forms of artificial intelligence, and are frequently or are often not recognized until after they have been launched.
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
If we or our vendors fail to prevent, detect, address and mitigate such incidents, we may suffer significant financial and reputational harm. There is no assurance that our security measures or those of our vendors, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events. We maintain insurance to cover operational risks, such as cyber risk and technology outages, but this insurance may not cover all costs associated with the consequences of information systems or personal, confidential or proprietary information being compromised. We cannot be certain that insurance coverage will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage of a future claim.
In the case of a successful ransomware or extortion attack in which our data and information systems are compromised and applicable restore control processes to restore access are not effective, our information or systems could be held hostage until a ransom, which may be significant, is paid and payment of a ransom does not guarantee that the affected information and system will be able to be restored. In some cases, such a compromise may not be immediately detected, which may make it difficult to restore critical services, mitigate damage to assets and maintain the integrity and security of data, including our policyholder, employee, agent and other confidential information processed through our systems and networks. Additionally, since we rely heavily on information technology and systems and on the integrity and timeliness of data to run our businesses and service our customers, any cybersecurity event resulting in a compromise of systems or data has in the past and may in the future impede or interrupt our ability to conduct business operations, offer products to and service our customers, and comply with applicable laws and regulations and otherwise may materially and adversely affect our business, results of operations, financial condition and liquidity.
We routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to keep such information confidential and secure, we have experienced unintentional and intentional unauthorized access to and transmissions of such information and may be unable to prevent future occurrences of unintentional or intentional unauthorized access to and transmissions of such information, especially with customers, vendors, service providers, counterparties and other third parties who do not or may not have or use appropriate controls to protect personal, confidential or proprietary information. Failure by us or any of our third-party vendors to secure or appropriately handle personal, confidential or proprietary information has in the past and could in the future cause a loss of data or compromised data integrity, give rise to remediation or other expenses, expose us to liability under U.S. and international laws and regulations, and subject us to litigation, investigations, sanctions, and regulatory and law enforcement action, and result in reputational harm and loss of business, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Regulators’ or others’ scrutiny of cybersecurity and information privacy, including new laws or regulations and for evolving expectations, could increase our compliance costs and operational burdens, particularly as regulatory and legislative focus on cybersecurity and information privacy matters intensifies, which could lead to more enforcement actions. Regulators, customers, or others may act against us for any cybersecurity failures. New and currently unforeseen laws and regulatory issues could also arise from the increased use of emerging technologies, data analytics and digital services, including the use of AI. If we are found not to be in compliance with these laws and regulations, we could be subjected to significant civil and criminal liability and exposed to financial and reputational harm.
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

Corebridge | 2025 Form 10-K 54

ITEM 1A | Risk Factors
Our processes for the development, testing, use, oversight and ongoing monitoring of our AI use may not be effective, and our use of AI could introduce various risks and biases into our processes. Our competitors may also adopt these tools more efficiently and effectively, exposing us to competitive harm.
Third party use of AI also exposes us to risk as we cannot predict how others in the market, including our vendors, will make use of these emerging technological developments and whether they will do so effectively and in compliance with applicable laws. AI has potential to automate processes and provide more tailored customer service; we expect third parties on which we rely to seek to benefit from these increased efficiencies. Our vendor review and approval policies and procedures for all third party engagement with AI may not be effective, and we continue to face risks from third party misuse of AI.
We may face increasing scrutiny and evolving expectations from investors, regulators, customers and other stakeholders regarding environmental, social and governance matters.
There is increasing scrutiny and evolving expectations from investors, customers, regulators, and other stakeholders on ESG and sustainability practices and disclosures, including those related to environmental stewardship, climate change, workplace conduct, and other social and political mandates.
In 2023, California adopted climate disclosure and financial reporting legislation which will require the reporting of greenhouse gas emissions and biennial climate-related financial risk reports. Although litigation challenging the California climate laws is pending, Corebridge expects to report under the Climate Corporate Data Accountability Act and the Climate Related Financial Risk Act. Other states, including New York and Illinois, have proposed but not yet passed climate disclosure laws similar to those adopted by California.
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
We have developed and continue to enhance enterprise-wide risk management policies, standards and procedures to identify, monitor and mitigate risk to which we are exposed. Our risk management policies, standards and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed. Many of our methods of identifying, measuring, underwriting and managing risks are based upon our study and use of historical market, applicant, customer, employee and bad actor behavior or statistics based on historical models. As a result, these methods may not accurately predict future exposures from events such as a major financial market disruption as the result of a natural or manmade disaster like a climate-related event or terrorist attack, which could be significantly different than the historical measures indicate, and could also result in a substantial change in policyholder behavior and claims levels not previously observed. We have and will continue to enhance our life insurance underwriting process, including, from time to time, considering and integrating newly available sources of data to confirm and refine our traditional underwriting methods. Our efforts to implement these improvements may not, however, be fully successful, which may adversely affect our competitive position. We have also introduced new product features designed to limit our risk and taken actions on in-force business, which may not be fully successful in limiting or eliminating risk. We may take additional actions on our in-force business, including adjusting crediting rates and cost of insurance, which may not be fully successful in maintaining profitability and which may result in litigation. In addition, our current business continuity and disaster recovery plans are based upon our use of historical market experiences and models, customer, employee and bad actors’ historic behavior and certain statistics and accordingly may not be sufficient to mitigate the impact of cyber risks, including ransomware, natural catastrophic events or fraudulent attacks, such as account take-over, that are beyond the level that historical measures indicate and greater than our anticipated thresholds or risk tolerance levels. Other risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events, such as new and frequently updated legal and regulatory requirements across the United States and internationally. These policies and procedures may not be fully effective. Accordingly, our risk management policies, standards and procedures may not adequately mitigate the risks to our business, results of operations, financial condition and liquidity.

Corebridge | 2025 Form 10-K 55

ITEM 1A | Risk Factors
If our risk management policies, standards and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our business changes, the markets in which we operate evolve and new risks emerge, including, for example, the risks posed by the rapidly developing technology associated with AI and the implementation thereof, risks related to climate change or meeting stakeholder expectations relating to environmental, social or governance issues, and our risk management framework may not evolve at the same pace as those changes. The effectiveness of our risk management strategies may be limited, resulting in losses to us, which could materially adversely affect our business, results of operations, financial condition and liquidity and restrict our ability to meet our obligations or return capital to our stockholders. In addition, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will understand and follow (or comply with) our risk management policies, standards and procedures.
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
We have made acquisitions in the past and may pursue further acquisitions or other strategic transactions, including reinsurance, dispositions and joint ventures, in the future. The completion of any business or asset acquisition or disposition is subject to certain risks, including those relating to the receipt of required regulatory or other approvals, the terms and conditions of regulatory approvals, including any financial accommodations required by regulators, our ability to satisfy such terms, conditions and accommodations, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business or asset acquisition or disposition will be completed as contemplated, or at all, or regarding the expected timing of the completion of the acquisition or disposition.

Corebridge | 2025 Form 10-K 56

ITEM 1A | Risk Factors
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
Risks Relating to Regulation
Our business is heavily regulated.
Our operations generally, and certain of our subsidiaries in particular, are subject to extensive and potentially conflicting laws, regulations, and regulatory guidance in the jurisdictions in which we operate. For example, our products are subject to a complex and extensive array of domestic and foreign tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance and securities regulators, federal banking authorities, securities administrators, the DOL and the IRS. The laws and regulations that apply to our business and operations generally grant regulatory agencies and/or self-regulatory organizations broad rule-making and enforcement powers, including the power to regulate: (i) the issuance, sale and distribution of our products, (ii) the manner in which we underwrite our policies, (iii) our operations and the delivery of our services, including information security and privacy (iv) the nature or extent of disclosures required to be given to our customers, (v) the compensation of our distribution partners, (vi) the manner and methods by which we handle claims on our policies and the administration of our policies and contracts, (vii) the activities related to our investments and management of our investment portfolios, (viii) arrangements between our reinsurance partners and our insurance company subsidiaries, and (ix) certain agreements and arrangements between our insurance company subsidiaries and other affiliates. Such agencies and organizations are also generally granted the power to limit or restrict the conduct of business for failure to comply with applicable laws and regulations.

Corebridge | 2025 Form 10-K 57

ITEM 1A | Risk Factors
We and our distributors are also subject to laws and regulations governing the standard of conduct applicable to sales of our products, the provision of advice to our customers and the manner in which certain conflicts of interest arising from or related to such sales or giving of advice are to be addressed. Such laws and regulations, including the DOL’s amendment to the fiduciary rule which is stayed pending litigation, continue to evolve. Changes in standard of conduct requirements or new standards issued by governmental authorities, such as the DOL, the SEC, the NAIC or state regulators and/or legislators, have impacted, and may impact our businesses, results of operations and financial condition and may increase regulatory and litigation risk.
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
The application of and compliance with the laws, regulations, and regulatory guidance applicable to our business, products, reinsurance transactions, operations and legal entities may be subject to interpretation, revisions, evolving industry practices and regulatory expectations that could result in increased compliance or operational costs. The relevant authorities may not agree with our interpretation of these current laws, regulations and guidance, and any subsequent changes, including, for example, our implementation of new or revised requirements related to capital, accounting treatment or reserving such as those governing PBR, or with our policies and procedures adopted to address evolving industry practices or meet regulatory expectations. Such authorities’ interpretations and views may also change from time to time. It is also possible that the laws, regulations and interpretations across various jurisdictions in which we do business may conflict with one another and affect how we do business in the United States and globally. If we are found not to have complied with applicable legal or regulatory requirements due to our interpretation of such requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities, impose substantial administrative penalties such as fines or require corrective actions to be taken, which individually or in the aggregate could interrupt our operations and materially and adversely affect our reputation, business, results of operations, financial condition and liquidity. Additionally, if such authorities’ existing, new or modified interpretation of requirements related to capital, accounting treatment and/or valuation or reserving (such as PBR) materially differs from ours, we may incur higher operating costs, our capital and surplus may be adversely impacted, and future sales of products subject to such requirement or treatment may be affected.
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
Furthermore, as a company with certain operations outside of the U.S. and with certain vendors, service providers and customers in non-U.S. jurisdictions, we are subject to myriad regulations that govern items such as sanctions, bribery, anti-money laundering and data transfers, for which failure to comply could expose us to significant penalties. The USA PATRIOT Act of 2001 requires companies to know certain information about their clients and to monitor their transactions for suspicious activities. The Foreign Corrupt Practices Act makes it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations that restrict or prohibit dealings by U.S. companies and their branches and affiliates involving certain organizations, individuals and countries. The UK, the EU and other jurisdictions maintain similar laws and regulations, some of which may be in conflict with each other and may change rapidly, as demonstrated by the significant sanctions imposed against Russia resulting from the ongoing armed conflict in Ukraine. Such laws and regulations may pose compliance challenges and adversely impact our business, our investments and the business of our customers. We are also subject to various extraterritorial laws and regulations, the laws and regulations of which may sometimes conflict with those of the United States. We may not always be able to prevent our employees or third parties acting on our behalf from violating these laws. As a result, we could be subject to criminal and civil penalties as well as disgorgement. We could be required to make changes or enhancements to our compliance measures that could increase our costs, and we could be subject to other remedial actions. Violations of these laws or allegations of such violations could disrupt our operations, cause reputational harm, cause management distraction and result in a material adverse effect on our competitive position, results of operations, financial condition or liquidity.
See “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation.”

Corebridge | 2025 Form 10-K 58

ITEM 1A | Risk Factors
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
There has also been increased regulatory scrutiny of the use of artificial intelligence such as machine learning, predictive models and other techniques, including in the insurance industry. Certain state and federal lawmakers, non-governmental organizations, insurance regulators, including in Colorado and New York, and advisory groups are developing, or have developed, regulations or guidance applicable to insurance companies that use AI, machine learning and predictive models in their operations. We cannot predict what, if any, regulatory actions may be taken in the future with regard to “big data,” artificial intelligence, machine learning or predictive models, but any limitations imposed as a result of or in response to any such regulatory actions could have a material impact on our business, processes, results of operations and financial condition.
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
Nippon is regulated by the Insurance Business Act of Japan (Act No. 105 of 1995, as amended, the “IBA”) as well as the Financial Services Agency of Japan (the “JFSA”), and holds an approximately 24.6% interest in our Common Stock as of December 31, 2025. As a result, we are considered an affiliate of Nippon for purposes of the IBA and its subordinate regulations and related supervisory guidelines issued by the JFSA (the “JFSA Guidelines”). As an affiliate of a regulated insurance company in Japan, Nippon may request that we comply with certain requirements of the IBA, its subordinate regulations and the JFSA Guidelines, including providing certain information to satisfy Nippon’s financial reporting and risk and solvency requirements. In practice, the JFSA has broad prudential powers to request additional information from Nippon, which Nippon may, in turn, request from us. Nippon may also be prohibited from entering into certain transactions with us unless they are on arms’ length terms and approved by the JFSA.
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

Corebridge | 2025 Form 10-K 59

ITEM 1A | Risk Factors
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
Changes in tax laws could also impact the taxation of our operations. For example, the Inflation Reduction Act of 2022 (H.R. 5376) (the “Inflation Reduction Act”), enacted on August 16, 2022, included a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period and a 1% stock buyback tax. On September 12, 2024, the IRS and the U.S. Treasury issued proposed regulations on the application of the CAMT. Certain sections of the proposed regulations apply to tax years ending after September 13, 2024, while other sections apply to tax years ending after the date final regulations are published. On September 30, 2025, the IRS issued Notice 2025-46 and Notice 2025-49 that provide interim guidance on the application of the CAMT and signal the Treasury’s intent to partially withdraw and amend the prior proposed regulations. There remain significant uncertainties regarding the application of the CAMT, and there can be no assurance that final regulations, if adopted, will be adopted in a form consistent with the existing guidance. Our estimated CAMT liability may differ from the final liability based on further guidance, and Corebridge will continue to refine its liability calculations as guidance becomes available.
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

Corebridge | 2025 Form 10-K 60

ITEM 1A | Risk Factors
Our deferred tax assets may not be realized.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. As of December 31, 2025, we had net deferred tax assets, after valuation allowance, of $6.3 billion related to federal, foreign, and state and local jurisdictions. The performance of the business, the geographic and legal entity source of our income, tax planning strategies, and the ability to generate future taxable income from a variety of sources and planning strategies including capital gains, are factored into management’s determination. If, based on available evidence, it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to profitability, which such action we have taken from time to time. Such charges could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For further discussion regarding deferred tax assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Critical Accounting Estimates—Income Taxes—Recoverability of Net Deferred Tax Asset” and Note 22 to the Consolidated Financial Statements.
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
In addition, adverse publicity, regulatory scrutiny and pending investigations by regulators or law enforcement agencies involving AIG, Nippon or Blackstone could negatively impact our reputation due to our relationship with AIG, Nippon or Blackstone, which could materially and adversely affect our business, results of operations, financial condition and liquidity.

Corebridge | 2025 Form 10-K 61

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
We met the definition of a loss corporation and underwent an ownership change. In 2025, multiple large shareholders sold down their ownership interests in us but did not trigger an ownership change. However, if there are more sell downs in 2026 or 2027, there is an expectation that we will again meet the definition of a loss corporation and undergo an ownership change. We may experience further ownership changes upon future issuances of our stock or due to secondary trading of our stock which may be outside of our control, and which could result in the application of additional limitations under Section 382. The resulting limitations from these ownership changes could increase the tax liability to which we are subject.
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

Corebridge | 2025 Form 10-K 62

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

Corebridge | 2025 Form 10-K 63

ITEM 1A | Risk Factors
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

Corebridge | 2025 Form 10-K 64

ITEM 1B | Unresolved Staff Comments
Item 1B. | Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Exchange Act.
Item 1C. | Cybersecurity
CYBERSECURITY RISK MANAGEMENT
We maintain an Information Security Program for Corebridge (the “Program”) that includes, among other things, conducting periodic risk assessments designed to evaluate potential security threats, to detect potential vulnerabilities, and to mitigate identified security risks. The Program is informed by industry standards and frameworks and is designed to protect the confidentiality, integrity, and availability of Corebridge’s information assets and systems that store, process, or transmit material non-public information. The Program is managed day-to-day by technology, information security, and operational personnel. Where appropriate, we also engage third parties to provide operational support for the Program and to evaluate our Program and our cybersecurity risk management.

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
•Threat and Vulnerability Management – Corebridge maintains a threat and vulnerability management program that leverages threat intelligence to proactively identify, assess, and address risks from cybersecurity threats and vulnerabilities in order to safeguard our information assets and ensure business continuity;
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
The Program is evaluated on an ongoing basis to address the evolving cyber threat landscape and to comply with applicable legal and regulatory obligations. See “Business—Regulation—U.S. Regulation—Privacy and Cybersecurity” and “Business—Regulation—International Regulation—Privacy and Cybersecurity” for further discussion. Control adequacy and design are reviewed periodically, and periodic audits assist in identifying areas for continued focus, improvement and/or inclusion, and are designed to provide assurance that controls are appropriately designed and operating effectively. Additionally, our Internal Audit group performs testing of Corebridge’s control environment, including the Program.
Our Chief Information Security Officer (“CISO”) provides oversight and direction for the Program, including recommending adjustments in response to changes in technology, internal and external threats, business operations, and regulatory and statutory requirements. Our CISO also coordinates with other corporate functions and business segments to address various aspects of the Program managed by technology and operations personnel and communicates Corebridge’s information security risk posture to relevant personnel, senior management and governing bodies, including as further described below.
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
One of the main forums for reporting and escalating cybersecurity risks is the Corebridge Enterprise Risk Committee (“CERC”), which is comprised of senior management personnel and led by our Chief Risk Officer (“CRO”), who is the head of our ERM function. ERM supports the identification, measurement, management, monitoring and reporting of major risks, which include cybersecurity risks. The CERC is responsible for addressing significant reported risks and issues, including those related to cybersecurity, to protect Corebridge’s financial strength, optimize Corebridge’s intrinsic value, and protect Corebridge’s reputation.

Corebridge | 2025 Form 10-K 65

ITEM 1B | Unresolved Staff Comments
The Risk Committee of the Board of Directors (the “Risk Committee”) oversees Corebridge’s enterprise risk management framework and the policies and procedures established by management to identify, assess, measure and manage key risks facing Corebridge, including those related to cybersecurity, and the Risk Committee reports regularly to the Board. Corebridge’s CRO reports to the Risk Committee on risk issues, including cybersecurity risks, during quarterly meetings of the Risk Committee. In addition, Corebridge’s Chief Information Officer (“CIO”) and CISO provide updates to the Risk Committee regarding Corebridge’s management of information, technology, enterprise resiliency and cybersecurity risks at least once a year. The CIO, Chief Operations Officer, CISO and business segment specific CIOs and CISOs also report to Corebridge’s subsidiary boards and the CERC as needed on material cybersecurity risks and Corebridge’s security and resiliency posture and information security strategy. Corebridge’s cybersecurity and resiliency incident response plans and procedures establish response and escalation protocols in connection with a potential cybersecurity incident, pursuant to which incidents are responded to by multidisciplinary teams and are further escalated to the attention of senior management and our Board of Directors when applicable.
Corebridge’s CISO reports to our CIO. Our CISO has over 25 years of information security and risk management experience and has served in his current role since joining Corebridge in 2021. He previously served in numerous information security management roles, including as CISO, at various financial sector organizations. Our CIO also has over 25 years of experience and has served as CIO of Corebridge since 2020 and Executive Vice President since February 2022. Prior to joining Corebridge he served in various technology executive management roles at a peer U.S. insurance company, including Senior Vice President and Chief Information Officer for its U.S. business and Senior Vice President of U.S. Application Development.

Corebridge’s cybersecurity personnel maintain current knowledge through training programs, professional certifications, and participation in industry and advisory groups. Company cybersecurity personnel expand and test their knowledge of cyber threats and countermeasures through additional on-the-job training to practice their response to real-life threats. In addition, and as part of performance development, certain of our cybersecurity personnel obtain industry approved certifications as appropriate for their roles and responsibilities. Examples of certifications held by Company’s cybersecurity personnel include CISSP (“Certified Information Systems Security Professional”) and CISM (“Certified Information Security Manager”).
There have been no cybersecurity incidents that have had a material adverse impact on our business, operations, or financial results for the period covered by this annual report. On June 16, 2023, one of our former vendors, PBI, notified us that data specific to Corebridge customers had been compromised in a security incident that PBI experienced targeting a zero-day vulnerability in PBI’s instance of the MOVEit Transfer Application, a managed file transfer software used by thousands of organizations. We continue to monitor potential liabilities arising from this incident, including as related to pending multi-district litigation (IN RE: MOVEit Customer Data Security Breach Litigation, 1:23-md-03083-ADB) in which Corebridge Financial, Inc. and American General Life Insurance Co. have been named as defendants. We do not currently believe this incident or pending litigation arising from this incident will have a material adverse impact on our business, operations, or financial results.
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
Item 2. | Properties
We currently own and occupy the buildings comprising our corporate headquarters campus and related properties in Houston, Texas. We also have the following significant office space leases: Jersey City, New Jersey; New York, New York; and Los Angeles, California.
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

Corebridge | 2025 Form 10-K 66

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Part II
Item 5. | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General
Our common stock, par value $0.01 per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “CRBG” on September 19, 2022. As of February 6, 2026, there were four shareholders of record, which differs from the number of beneficial owners of our common stock.

Purchases of Equity Securities by the Issuer
The following table provides information about purchases made by or on behalf of Corebridge Parent or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of Corebridge Common Stock during the three months ended December 31, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
10/01/25 through 10/31/25	11,613,840	$32.10	11,613,840	$3,325
11/01/25 through 11/30/25	23,642,106	30.39	23,642,106	2,607
12/01/25 through 12/31/25	477,967	30.15	477,967	2,592
Total	35,733,913	$30.95	35,733,913	$2,592
*Excludes excise tax of $11.2 million due to the Inflation Reduction Act of 2022 for the three months ended December 31, 2025.
On May 4, 2023, our Board of Directors authorized a $1.0 billion Share Repurchase Program (“Program”). On April 30, 2024, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the Program. On February 11, 2025, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the Program. On June 23, 2025, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the Program. Under this Program, Corebridge Parent may, from time to time, purchase shares of Corebridge Parent common stock but is not obligated to purchase any particular number of shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.
Under the Program, shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. For instance, on November 4, 2025, the Company, AIG, and J.P. Morgan Securities LLC (the “Underwriter”) entered into an underwriting agreement (the “Underwriting Agreement”) pursuant to which AIG agreed to sell to the Underwriter, and the Underwriter agreed to purchase from AIG, shares of Corebridge Parent’s common stock, at a price of $31.0300 per share and the Company also agreed and purchased approximately 16 million shares of Corebridge Parent Common Stock sold to the Underwriter at the same per share price paid by the Underwriter for an aggregate purchase price of approximately $500 million. In addition, certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans, including the share repurchase plan Corebridge Parent adopted on November 6, 2025, which expired on February 9, 2026. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.
During the three months ended December 31, 2025, Corebridge Parent repurchased approximately 35.7 million shares of Corebridge Common Stock, par value $0.01 per share, for an aggregate purchase price of $1.1 billion, pursuant to the share repurchase program.
As of February 6, 2026, approximately $2.1 billion remained under the share repurchase program authorizations.

Equity Compensation Plan
For information regarding our equity compensation plan, see “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.”

Corebridge | 2025 Form 10-K 67

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
The graph and table below present the cumulative total shareholder return on Corebridge common stock relative to the performance of the S&P’s 500 Index, the S&P Insurance Index and the S&P Financials Index, respectively, between the closing market price at the end of September 15, 2022 (the date our common stock commenced regular way trading on the NYSE) and December 31, 2025. The graph and table show the total return on a hypothetical $100 investment in our common stock and data for each index, respectively, on September 15, 2022, including the reinvestment of all dividends. The points on the graph and the values in the table represent quarter-end values based on the last trading day of each quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Sep 15, 2022	Dec 31, 2022	Dec 31, 2023	Dec 31, 2024	Mar 31, 2025	Jun 30, 2025	Sep 30, 2025	Dec 31, 2025
Corebridge Financial, Inc.	$100.00	$99.03	$123.50	$176.40	$187.44	$212.34	$193.17	$183.27
S&P 500	$100.00	$98.90	$124.90	$156.15	$149.48	$165.84	$179.31	$184.08
S&P 500 Financials	$100.00	$103.70	$116.30	$151.84	$157.19	$165.86	$171.20	$147.47
S&P 500 Insurance	$100.00	$109.12	$119.23	$151.20	$169.16	$160.91	$159.56	$157.38
Item 6. | [Reserved]

Corebridge | 2025 Form 10-K 68

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
This MD&A addresses the consolidated financial condition of Corebridge as of December 31, 2025, compared with December 31, 2024, and its consolidated results of operations for the years ended December 31, 2025, 2024 and 2023. In addition to historical data, this discussion contains forward-looking statements about our business operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Consolidated Financial Statements and the statements under “Cautionary Statements Regarding Forward-Looking Information,” included elsewhere in this Annual Report on Form 10-K , “Financial Statements and Supplementary Data” and the “Risk Factors” section.

Corebridge | 2025 Form 10-K 69

Corebridge | 2025 Form 10-K 70

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
•Policy fees are principally derived from our universal life insurance, group retirement, individual retirement, Corporate Markets and SVW products. Our policy fees typically vary directly with the underlying assets under administration, account value or benefit base of our annuities. Account value and benefit base are influenced by changes in economic conditions, including changes in levels of equity prices, and changes in levels of interest rates and credit spreads, as well as net flows;
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
•Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) for all applicable contracts is amortized, on a constant level basis over the expected term of the related contracts, using assumptions consistent with those used in estimating the related liability for future policy benefits, or any other related balances, for those corresponding contracts, as applicable. VOBA is determined at the time of acquisition and is reported with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase;
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

Corebridge | 2025 Form 10-K 71

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
Impact of Variable Annuity Reinsurance Transaction
On August 1, 2025, AGL entered into a coinsurance and modco reinsurance agreement with CSLR to reinsure 100% of its in-force and newly issued individual variable annuity contracts. Under this agreement, AGL transferred to the reinsurer $1.9 billion of assets primarily consisting of fixed maturity securities supporting the general account liabilities net of a ceding commission. Additionally, $45.1 billion of separate account liabilities were ceded under the modco portion of the agreement.
On January 2, 2026, USL and CSLR entered into a coinsurance and modco reinsurance agreement pursuant to which USL ceded 100% of its in-force individual retirement variable annuity contracts to CSLR. In addition, the closing of the sale to Venerable of all outstanding membership interests of SAAMCo held by AGL occurred on January 1, 2026.
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
Our net income experiences ongoing volatility as a result of the reinsurance agreements and gives rise to a funds withheld payable that contains an embedded derivative. However, this net income volatility is almost entirely offset with a corresponding change in OCI, which reflects the fair value change from the investment portfolio supporting the funds withheld payable, which is primarily available-for-sale securities, resulting in minimal impact to our comprehensive income (loss) and equity attributable to Corebridge. The Company has also elected the fair value option on the acquisition of certain new fixed maturity securities, helping reduce the mismatch over time. VALIC’s modco agreement with Fortitude Re was recaptured effective January 1, 2025, resulting in a $45 million charge to pre-tax earnings. As of December 31, 2025, $24.1 billion of reserves had been ceded to Fortitude Re.
For additional information on our reinsurance agreements with Fortitude Re, see Note 7 to the Consolidated Financial Statements.
Embedded Derivatives for Fixed Index Annuity, Registered Index-Linked Annuity and Index Universal Life Products
Fixed index annuity and registered index-linked annuity contracts contain index interest credits which are accounted for as embedded derivatives and our index universal life insurance products also contain embedded derivatives. In contrast to fixed index annuity contracts, registered index-linked annuity contract owners also accept limited exposure to negative index interest credits in return for higher potential positive index credits. Policyholders may elect to rebalance among the various crediting strategies within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the index component by establishing different participation rates or caps on index credited rates. The index-linked interest credited features of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future index growth rates, volatility of the index, future interest rates and our ability to adjust the participation rates and caps on index-linked interest credited features.

Corebridge | 2025 Form 10-K 72

ITEM 7 | Executive Summary
The following table summarizes the fair values of the embedded derivatives for fixed index annuity, registered index-linked annuity and index universal life products:

(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Fixed index annuities	$9,996	$8,390	$6,953
Registered index-linked annuities	$765	$17	$—
Index universal life	$1,261	$1,008	$989
Our Strategic Partnership with Blackstone
In 2021, we entered into a long-term asset management relationship with Blackstone. As of December 31, 2025, Blackstone managed approximately $71.2 billion in book value of assets in our investment portfolio.
For additional information on our Strategic Partnership with Blackstone, see “Investments” below.
Our Investment Management Agreements with BlackRock
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. As of December 31, 2025, BlackRock managed approximately $91.9 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets.
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
The following table shows the net investment income reported on fair value option bond securities:

	Years Ended December 31,
(in millions)	2025	2024	2023
Net investment income - excluding Fortitude Re funds withheld assets	$56	$43	$49
Net investment income - Fortitude Re funds withheld assets	407	326	291
Total	$463	$369	$340
Actuarial Assumption Changes
Most of the fixed annuities, fixed index annuities, registered index-linked annuities, variable annuities and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either separate account liabilities or policyholder contract deposits. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life and limited pay insurance products for which actual experience is reflected in the liability and assumptions are reviewed and updated at least annually, if necessary, with the recognition and parenthetical presentation of any resulting re-measurement gain or loss in policyholder benefits (except for discount rate changes) in the income statement; (ii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; (iii) certain product guarantees reported as market risk benefits or index-linked interest credited features accounted for as embedded derivatives which are carried at fair value; and (iv) unearned revenue and assets for DAC, VOBA and DSI which are amortized on a constant level basis over the expected term of the related contracts using assumptions consistent with those used in estimating the related liability for future policy benefits, or any other related balances, for those corresponding contracts, as applicable.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see “Significant Reinsurance Agreements and Update of Actuarial Assumptions and Models”, herein and “Accounting Policies and Pronouncements—Critical Accounting Estimates—Market Risk Benefits, Valuation of Embedded Derivatives for Fixed Index Annuity, Registered Index-Linked Annuity and Index Universal Life Products, Guaranteed Benefit Features of Variable Annuity, Fixed Annuity and Fixed Index Annuity Products, and Future Policy Benefits for Life, Accident and Health Insurance Contracts.”

Corebridge | 2025 Form 10-K 73

ITEM 7 | Executive Summary
COREBRIDGE’S MACROECONOMIC, INDUSTRY AND REGULATORY TRENDS
Our business is affected by industry and economic factors such as changes in interest rates and credit spreads; geopolitical tensions; credit and equity market conditions; currency exchange rates; regulation; tax policy; competition; trade disputes with other countries, including the effect of sanctions and trade restrictions, such as tariffs and trade barriers imposed by the U.S. government and any countermeasures by other governments in response to such tariffs; and general economic, market and political conditions. We continued to operate under market conditions in 2025 and 2024 characterized by factors such as higher interest rates, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.
Below is a discussion of certain industry and economic factors impacting our business:
Equity Markets
Our financial results are impacted by the performance of equity markets, which impacts the performance of our alternative investment portfolio, fee income, MRBs and embedded derivatives. For instance, in our Group Retirement variable annuity separate accounts, mutual fund assets and brokerage and advisory assets, we generally earn fee income based on the account value, which fluctuates with the equity markets as a significant amount of these assets are invested in equity funds. The impact of equity market returns, both increases and decreases, is reflected in our results due to the impact on the account value and the fair values of equity-exposed securities in our investment portfolio.
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
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the fourth quarter of 2025 may impact the private equity investments in the alternative investments portfolio in the first quarter of 2026.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products.
As of December 31, 2025, new investments continue to have higher yields than the yield on maturities and redemptions that we are experiencing in our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
Fluctuations in interest rates may result in changes to certain statutory reserve or capital requirements that are based on formulas or models that consider interest rates or prescribed interest rates, such as asset adequacy testing. Rising interest rates can have a mixed impact on statutory financials due to higher surrender activity, particularly for fixed annuities, offset by potentially lower reserves for other products under various statutory reserving frameworks.

Corebridge | 2025 Form 10-K 74

ITEM 7 | Executive Summary
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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 40% and 47% were crediting at the contractual minimum guaranteed interest rate at December 31, 2025 and December 31, 2024, respectively. In the universal life insurance products in our Life Insurance business, 59% and 59% of the account values were crediting at the contractual minimum guaranteed interest rate at December 31, 2025 and December 31, 2024, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
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

Corebridge | 2025 Form 10-K 75

ITEM 7 | Executive Summary
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
In June 2025, the Life Actuarial Task Force adopted updates to actuarial guidelines intended to enhance asset adequacy analysis for asset-intensive, life insurance and annuity reinsurance treaties above certain thresholds, and on August 13, 2025, the NAIC Executive and Plenary adopted such guidelines, referred to as Actuarial Guideline LV (“AG 55”). The updated guidelines are designed as a testing and disclosure regime with the first AG 55 reports due in April 2026. The NAIC plans to review the disclosures to identify any concerns with insurers’ approaches to asset adequacy testing, with the possibility of making additional changes that could lead to higher reserves for certain reinsurance agreements. We are actively monitoring developments associated with this NAIC initiative, which may be applicable to certain transactions that involve our life insurance subsidiaries acting as cedants. In July 2025, the NAIC also determined to reorganize a task force, the Invested Assets (E) Task Force, for the purpose of better understanding investment products with characteristics that pose unique risks to insurers and developing investment-related solvency policy changes. The task force became effective in January 2026. The task force’s work covered results in changes to accounting policies and risk-based capital requirements, and we will continue to monitor developments that may be relevant to our life insurance subsidiaries.
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation.”

Corebridge | 2025 Form 10-K 76

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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Years Ended December 31,
(in millions)	2025	2024	2023
Total revenues	$18,481	$18,707	$18,800
Fortitude Re related items:
Net investment (income) on Fortitude Re funds withheld assets	(1,332)	(1,370)	(1,368)
Net realized losses on Fortitude Re funds withheld assets	100	248	224
Net realized losses on Fortitude Re funds withheld embedded derivatives	1,673	518	1,734
Subtotal - Fortitude Re related items	441	(604)	590
Businesses exited through reinsurance items:
Premiums	(28)	(30)	(34)
Policy charges	(333)	(531)	(498)
Net investment income - excluding Fortitude Re funds withheld assets	(214)	(324)	(358)
Advisory fee and other income	(322)	(453)	(426)
Subtotal - Businesses exited through reinsurance items	(897)	(1,338)	(1,316)
Other reconciling items:
Non-operating litigation reserves and settlements	—	(1)	—
Other (income) - net	(31)	(30)	(28)
Net realized losses*	2,469	1,490	1,827
Subtotal - Other reconciling items	2,438	1,459	1,799
Total adjustments	1,982	(483)	1,073
Adjusted revenues	$20,463	$18,224	$19,873
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

Corebridge | 2025 Form 10-K 77

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
Adjusted after-tax operating income available to common shareholders (“Adjusted After-tax Operating Income” or “AATOI”) is derived by excluding the tax effected APTOI adjustments described above and preferred stock dividends, as well as the following tax items from net income attributable to us:
•reclassifications of disproportionate tax effects from AOCI, changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and
•deferred income tax valuation allowance releases and charges.

Corebridge | 2025 Form 10-K 78

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) available to Corebridge common shareholders to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) available to Corebridge common shareholders:

Years Ended December 31,	2025				2024				2023
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$(541)	$(151)	$—	$(390)	$2,803	$600	$—	$2,203	$940	$(96)	$—	$1,036
Noncontrolling interests	—	—	24	24	—	—	27	27	—	—	68	68
Less: Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—
Pre-tax income (loss)/net income (loss) available to Corebridge common shareholders	(541)	(151)	24	(366)	2,803	600	27	2,230	940	(96)	68	1,104
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(1,332)	(285)	—	(1,047)	(1,370)	(293)	—	(1,077)	(1,368)	(291)	—	(1,077)
Net realized losses on Fortitude Re funds withheld assets	100	21	—	79	248	53	—	195	224	48	—	176
Net realized losses on Fortitude Re funds withheld embedded derivative	1,673	358	—	1,315	518	111	—	407	1,734	369	—	1,365
Subtotal Fortitude Re related items	441	94	—	347	(604)	(129)	—	(475)	590	126	—	464
Other reconciling items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	80	—	(80)	—	49	—	(49)	—	89	—	(89)
Deferred income tax valuation allowance (releases) charges	—	(84)	—	84	—	(97)	—	97	—	(11)	—	11
Changes in fair value of market risk benefits, net	580	122	—	458	32	7	—	25	202	42	—	160
Changes in benefit reserves related to net realized gains (losses)	24	5	—	19	(8)	(1)	—	(7)	(6)	(1)	—	(5)
Net realized losses*	2,476	520	—	1,956	1,459	312	7	1,154	1,792	381	—	1,411
Non-operating litigation reserves and settlements	—	—	—	—	(1)	—	—	(1)	—	—	—	—
Separation costs	—	—	—	—	94	20	—	74	245	51	—	194
Restructuring and other costs	381	80	—	301	287	60	—	227	197	41	—	156
Non-recurring costs related to regulatory or accounting changes	2	—	—	2	3	1	—	2	18	4	—	14
Net (gain) on divestiture	—	—	—	—	(245)	(55)	—	(190)	(676)	(43)	—	(633)
Pension expense - non operating	—	—	—	—	—	—	—	—	15	3	—	12
Businesses exited through reinsurance	(421)	(88)	—	(333)	(687)	(147)	—	(540)	(609)	(130)	—	(479)
Noncontrolling interests	24	—	(24)	—	34	—	(34)	—	68	—	(68)	—
Subtotal Other non-Fortitude Re reconciling items	3,066	635	(24)	2,407	968	149	(27)	792	1,246	426	(68)	752
Total adjustments	3,507	729	(24)	2,754	364	20	(27)	317	1,836	552	(68)	1,216
Adjusted pre-tax operating income/Adjusted after-tax operating income available to Corebridge common shareholders	$2,966	$578	$—	$2,388	$3,167	$620	$—	$2,547	$2,776	$456	$—	$2,320
*Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Additionally, gains (losses) related to the disposition of real estate investments are also excluded from this adjustment.

Corebridge | 2025 Form 10-K 79

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following table presents a reconciliation of the GAAP tax rate to the adjusted tax rate:

Years Ended December 31,	GAAP			Non-GAAP Adjustments		Adjusted
	Pre-tax			Pre-tax
(in millions)	Income	Tax	Rate	Adjustments	Tax	APTOI	Tax	Rate
2025
U.S. federal income tax at statutory rate	$(541)	$(114)	21.0%	$3,507	$737	$2,966	$623	21.0%
Rate Adjustments
Reclassifications from accumulated other comprehensive income		(29)	5.4		29		—	0.0
Noncontrolling Interest		5	(0.9)		(5)		—	0.0
Dividends received deduction		(43)	7.9		—		(43)	(1.4)
State and local income taxes		(9)	1.7		28		19	0.6
Adjustments to prior year tax returns		(37)	6.8		28		(9)	(0.3)
Share based compensation payments excess tax deduction		(2)	0.4		—		(2)	(0.1)
Valuation allowance		88	(16.3)		(88)		—	0.0
Other		(10)	1.9		—		(10)	(0.3)
Amount Attributable to Corebridge	$(541)	$(151)	27.9%	$3,507	$729	$2,966	$578	19.5%
2024
U.S. federal income tax at statutory rate	$2,803	$589	21.0%	$364	$76	$3,167	$665	21.0%
Rate Adjustments
Uncertain Tax Positions		(17)	(0.6)		—		(17)	(0.5)
Dispositions of Subsidiaries		4	0.1		(4)		—	0.0
Reclassifications from accumulated other comprehensive income		(31)	(1.1)		31		—	0.0
Noncontrolling Interest		6	0.2		(6)		—	0.0
Dividends received deduction		(48)	(1.7)		—		(48)	(1.5)
State and local income taxes		14	0.5		(5)		9	0.3
Adjustments to prior year tax returns		(11)	(0.4)		39		28	0.9
Share based compensation payments excess tax deduction		(4)	(0.1)		—		(4)	(0.1)
Valuation allowance		94	3.4		(94)		—	0.0
Other		4	0.1		(17)		(13)	(0.5)
Amount Attributable to Corebridge	$2,803	$600	21.4%	$364	$20	$3,167	$620	19.6%
2023
U.S. federal income tax at statutory rate	$940	$197	21.0%	$1,836	$386	$2,776	$583	21.0%
Rate Adjustments
Dispositions of Subsidiaries		(99)	(10.5)		99		—	0.0
Reclassifications from accumulated other comprehensive income		(50)	(5.3)		50		—	0.0
Noncontrolling Interest		14	1.5		(14)		—	0.0
Dividends received deduction		(59)	(6.3)		—		(59)	(2.1)
State and local income taxes		10	1.1		7		17	0.6
Adjustments to deferred tax assets		(40)	(4.3)		—		(40)	(1.4)
Adjustments to prior year tax returns		(67)	(7.1)		37		(30)	(1.1)
Share based compensation payments excess tax deduction		(10)	(1.1)		—		(10)	(0.4)
Valuation allowance		11	1.2		(11)		—	0.0
Other		(3)	(0.4)		(2)		(5)	(0.2)
Amount Attributable to Corebridge	$940	$(96)	(10.2)%	$1,836	$552	$2,776	$456	16.4%

Corebridge | 2025 Form 10-K 80

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Adjusted Book Value Available to Corebridge Common Shareholders is derived by excluding preferred stock as well as AOCI, adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s funds withheld assets. We believe this measure is useful to investors as it eliminates the asymmetrical impact resulting from changes in fair value of our available-for-sale securities portfolio for which there is largely no offsetting impact for certain related insurance liabilities that are not recorded at fair value with changes in fair value recorded through OCI. It also eliminates asymmetrical impacts where our own credit non-performance risk is recorded through OCI. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re’s funds withheld assets since these fair value movements are economically transferred to Fortitude Re.
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	Years Ended December 31,
(in millions, except per common share data)	2025	2024	2023
Total Corebridge shareholders' equity	$13,201	$11,462	$11,766
Less: Preferred stock and additional paid-in capital	493	—	—
Total Corebridge shareholders' equity available to common shareholders (a)	12,708	11,462	11,766
Less: Accumulated other comprehensive income (loss)	(9,452)	(13,681)	(13,458)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,391)	(2,798)	(2,332)
Adjusted Book Value (b)	$19,769	$22,345	$22,892

Total common shares outstanding (c)	496.4	561.5	621.7

Book value per common share (a/c)	$25.60	$20.41	$18.93
Adjusted book value per common share (b/c)	$39.83	$39.80	$36.82
Adjusted Return on Average Equity Available to Common Shareholders (“Adjusted ROAE”) is derived by dividing AATOI by average Adjusted Book Value available to Common Shareholders and is used by management to evaluate our recurring profitability and evaluate trends in our business. We believe this measure is useful to investors as it eliminates the asymmetrical impact resulting from changes in fair value of our available-for-sale securities portfolio for which there is largely no offsetting impact for certain related insurance liabilities that are not recorded at fair value with changes in fair value recorded through OCI. It also eliminates asymmetrical impacts where our own credit non-performance risk is recorded through OCI. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re’s funds withheld assets since these fair value movements are economically transferred to Fortitude Re.
The following table presents the reconciliation of Adjusted ROAE available to common shareholder’s:

	Years Ended December 31,
(in millions, unless otherwise noted)	2025	2024	2023
Actual or annualized net income (loss) available to Corebridge common shareholders (a)	$(366)	$2,230	$1,104
Actual or annualized adjusted after-tax operating income available to Corebridge common shareholders (b)	2,388	2,547	2,320
Average Corebridge shareholders’ equity	12,497	11,882	10,326
Less: Average preferred stock	99	—	—
Total Average equity available to Corebridge common shareholders	12,398	11,882	10,326
Less: Average AOCI	(10,969)	(13,134)	(15,773)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,533)	(2,481)	(2,702)
Average Adjusted Book Value available to Corebridge Common Shareholders (d)	$20,834	$22,535	$23,397
Return on Average Equity available to Corebridge common shareholders (a/c)	(2.9)%	18.8%	10.7%
Adjusted ROAE available to Corebridge common shareholders (b/d)	11.5%	11.3%	9.9%

Corebridge | 2025 Form 10-K 81

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
The following table presents the premiums and deposits:

	Years Ended December 31,
(in millions)	2025	2024	2023
Individual Retirement
Premiums	$100	$107	$179
Deposits	20,536	20,383	16,216
Other(a)	(7)	(7)	(10)
Premiums and deposits	20,629	20,483	16,385
Group Retirement
Premiums	10	12	20
Deposits	7,383	7,619	8,063
Premiums and deposits(b)(c)	7,393	7,631	8,083
Life Insurance
Premiums	1,466	1,483	1,776
Deposits	1,570	1,579	1,583
Other(a)	404	613	941
Premiums and deposits	3,440	3,675	4,300
Institutional Markets
Premiums	4,260	2,894	5,607
Deposits	5,968	5,332	3,695
Other(a)	41	36	31
Premiums and deposits	10,269	8,262	9,333
Total
Premiums	5,836	4,496	7,582
Deposits	35,457	34,913	29,557
Other(a)	438	642	962
Premiums and deposits	$41,731	$40,051	$38,101
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $3.1 billion, $3.1 billion and $2.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(c)Includes inflows related to in-plan mutual funds of $3.1 billion, $3.1 billion and $3.2 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income. We believe that presenting net investment income on an APTOI basis is useful for gaining an understanding of the main drivers of investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Years Ended December 31,
(in millions)	2025	2024	2023
Net investment income (net income basis)	$13,124	$12,228	$11,078
Net investment (income) on Fortitude Re funds withheld assets	(1,332)	(1,370)	(1,368)
Net investment (income) related to businesses exited through reinsurance	(214)	(324)	(358)
Other adjustments	(42)	(30)	(28)
Derivative income recorded in net realized gains (losses)	296	288	212
Total adjustments	(1,292)	(1,436)	(1,542)
Net investment income (APTOI basis)	$11,832	$10,792	$9,536

Corebridge | 2025 Form 10-K 82

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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

	Years Ended December 31,
(in millions)	2025	2024	2023
Individual Retirement
AUM	$120,419	$105,743	$94,860
AUA	—	—	—
Total Individual Retirement AUMA	120,419	105,743	94,860
Group Retirement
AUM	80,220	78,669	79,910
AUA	50,063	45,630	42,271
Total Group Retirement AUMA	130,283	124,299	122,181
Life Insurance
AUM	27,752	26,466	26,691
AUA	—	—	—
Total Life Insurance AUMA	27,752	26,466	26,691
Institutional Markets
AUM	59,390	48,112	40,678
AUA	48,507	45,000	44,607
Total Institutional Markets AUMA	107,897	93,112	85,285
Total AUMA	$386,351	$349,620	$329,017
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

Corebridge | 2025 Form 10-K 83

ITEM 7 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Base net investment spread means base yield less cost of funds, excluding the amortization of deferred sales inducement assets.
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Years Ended December 31,
(in millions)	2025	2024	2023
Individual Retirement
Spread income	$2,665	$2,693	$2,483
Fee income	310	267	210
Total Individual Retirement	2,975	2,960	2,693
Group Retirement
Spread income	683	727	828
Fee income	802	785	715
Total Group Retirement	1,485	1,512	1,543
Life Insurance
Underwriting margin	1,364	1,368	1,442
Total Life Insurance	1,364	1,368	1,442
Institutional Markets
Spread income	587	454	355
Fee income	65	62	64
Underwriting margin	65	81	71
Total Institutional Markets	717	597	490
Total
Spread income	3,935	3,874	3,666
Fee income	1,177	1,114	989
Underwriting margin	1,429	1,449	1,513
Total	$6,541	$6,437	$6,168
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Years Ended December 31,
(in millions)	2025	2024	2023
Individual Retirement
Base portfolio income	$5,883	$5,308	$4,554
Variable investment income	129	105	51
Net investment income	6,012	5,413	4,605
Group Retirement
Base portfolio income	1,787	1,864	1,946
Variable investment income	91	56	50
Net investment income	1,878	1,920	1,996
Life Insurance
Base portfolio income	1,309	1,302	1,275
Variable investment income	14	19	7
Net investment income	1,323	1,321	1,282
Institutional Markets
Base portfolio income	2,365	2,041	1,534
Variable investment income	200	86	52
Net investment income	2,565	2,127	1,586
Total
Base portfolio income	11,344	10,515	9,309
Variable investment income	434	266	160
Net investment income (APTOI basis) - Insurance operations	$11,778	$10,781	$9,469

Corebridge | 2025 Form 10-K 84

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
The following table presents a summary of our Net Flows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Individual Retirement
Fixed Annuities	$835	$2,618	$(1,769)
Fixed Index Annuities	4,442	4,641	5,632
Registered Index-Linked Annuities	1,874	90	—
Total Individual Retirement	7,151	7,349	3,863
Group Retirement	(8,629)	(9,086)	(6,302)
Total Net Flows	$(1,478)	$(1,737)	$(2,439)

Corebridge | 2025 Form 10-K 85

ITEM 7 Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the years ended December 31, 2025, 2024 and 2023. For factors that relate primarily to a specific business, see “— Business Segment Operations.”
For a comparative discussion regarding Corebridge’s results of operations for the year ended December 31, 2024 and the year ended December 31, 2023 see the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K ”).

	Years Ended December 31,
(in millions)	2025	2024	2023
Revenues:
Premiums	$5,864	$4,526	$7,613
Policy fees	2,733	2,901	2,797
Net investment income	13,124	12,228	11,078
Net realized (losses)	(3,958)	(1,883)	(3,572)
Advisory fee and other income	718	935	884
Total revenues	18,481	18,707	18,800
Benefits and expenses:
Policyholder benefits	8,173	6,632	9,362
Change in the fair value of market risk benefits, net	484	(227)	(6)
Interest credited to policyholder account balances	5,933	5,240	4,427
Amortization of deferred policy acquisition costs and value of business acquired	1,050	1,060	1,042
Non-deferrable insurance commissions	553	588	588
Advisory fee expenses	275	286	261
General operating expenses	2,002	2,016	2,282
Interest expense	552	554	580
Net (gain) on divestitures	—	(245)	(676)
Total benefits and expenses	19,022	15,904	17,860
Income (loss) before income tax expense (benefit)	(541)	2,803	940
Income tax expense (benefit)	(151)	600	(96)
Net income (loss)	(390)	2,203	1,036
Less: Net (loss) attributable to noncontrolling interests	(24)	(27)	(68)
Net income (loss) attributable to Corebridge	$(366)	$2,230	$1,104
The following table presents certain balance sheet data:

(in millions, except per common share data)	December 31, 2025	December 31, 2024
Balance sheet data:
Total assets	$413,547	$389,397
Short-term and long-term debt	$9,359	$10,454
Debt of consolidated investment entities	$1,547	$1,938
Total Corebridge shareholders’ equity	$13,201	$11,462
Book value per common share	$25.60	$20.41
Adjusted book value per common share	$39.83	$39.80
Financial Highlights
2025 to 2024 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded pre-tax loss of $541 million in the year ended December 31, 2025 compared to pre-tax income of $2.8 billion in the year ended December 31, 2024. The change in pre-tax income was primarily due to:
•higher net realized losses of $2.1 billion primarily driven by higher losses from Fortitude Re related balances and higher losses from derivatives and index-linked interest credited embedded derivatives, net of related hedges;
•higher policyholder benefits of $1.5 billion primarily on new pension risk transfer business;

Corebridge | 2025 Form 10-K 86

ITEM 7 Consolidated Results of Operations
•higher interest credited to policyholder account balances of $693 million primarily due to higher crediting rates and higher sales activity in fixed and fixed index annuities and registered index-linked annuities and growing GIC business;
•higher unfavorable change in the fair value of market risk benefits, net of $711 million primarily driven by impacts of lower interest rates and higher equity markets compared to the prior year, partially offset by the impact of the reinsurance agreement with CSLR; and
•lower net gain on divestitures of $245 million primarily from the gain on the sale of AIG Life U.K. in 2024.
Partially offset by:
•higher premiums of $1.3 billion primarily on new pension risk transfer business; and
•higher net investment income of $896 million primarily driven by higher base portfolio and variable investment income.
Income tax expense (benefit)
For the year ended December 31, 2025, there was an income tax benefit of $151 million on loss from operations, resulting in an effective tax rate on loss from operations of 27.9%.
Adjusted pre-tax operating income
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Years Ended December 31,
(in millions)	2025	2024	2023
Premiums	$5,836	$4,496	$7,582
Policy fees	2,400	2,370	2,299
Net investment income	11,832	10,792	9,536
Net realized gains (losses)*	(1)	85	(2)
Advisory fee and other income	396	481	458
Total adjusted revenues	20,463	18,224	19,873
Policyholder benefits	8,108	6,614	9,336
Interest credited to policyholder account balances	5,915	5,102	4,289
Amortization of deferred policy acquisition costs	918	847	826
Non-deferrable insurance commissions	381	332	344
Advisory fee expenses	151	154	139
General operating expenses	1,527	1,518	1,679
Interest expense	521	524	552
Total benefits and expenses	17,521	15,091	17,165
Noncontrolling interests	24	34	68
Adjusted pre-tax operating income	$2,966	$3,167	$2,776
*Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
2025 to 2024 APTOI Comparison
APTOI decreased $201 million, primarily due to:
•higher policyholder benefits of $1.5 billion primarily on new pension risk transfer business; and
•higher interest credited to policyholder account balances of $813 million primarily due to higher crediting rates and higher sales activity in fixed and fixed index annuities and registered index-linked annuities and continued growth in our GIC business.
Partially offset by:
•higher premiums of $1.3 billion primarily on new pension risk transfer business; and
•higher net investment income of $1.0 billion primarily driven by higher base portfolio income and higher variable investment income.

Corebridge | 2025 Form 10-K 87

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
•Life Insurance – consists of term and universal life insurance products in the United States. The International Life business issued individual and group life insurance in the United Kingdom. On October 31, 2023 Corebridge completed the sale of Laya and on April 8, 2024, Corebridge completed the sale of AIG Life U.K.
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
–results of our legacy insurance lines ceded to Fortitude Re; and
–results of our individual variable annuity business that is reinsured to CSLR.
The closing with respect to the AGL Reinsurance Agreement occurred on August 1, 2025. Accordingly, retrospectively, effective in the third quarter of 2025, our individual variable annuity business previously reported in the Individual Retirement segment, is now included within Corporate and Other, consistent with how the chief operating decision maker (“CODM”) assesses its performance and allocates its resources. Prior periods presented herein have been recast to conform to the new segment presentation. Additionally, the results of operations from the variable annuity business have been excluded from Adjusted Pre-Tax Operating Income (“APTOI”) as they are not indicative of our ongoing business operations.
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to the Consolidated Financial Statements.

	Years Ended December 31,
(in millions)	2025	2024	2023
Individual Retirement	$1,883	$2,040	$1,895
Group Retirement	724	744	754
Life Insurance	413	461	373
Institutional Markets	587	495	379
Corporate and Other	(641)	(573)	(625)
Adjusted pre-tax operating income	$2,966	$3,167	$2,776

Corebridge | 2025 Form 10-K 88

ITEM 7 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Years Ended December 31,
(in millions)	2025	2024	2023
Adjusted Revenues:
Premiums	$100	$107	$179
Policy fees	310	266	210
Net investment income:
Base portfolio income	5,883	5,308	4,554
Variable investment income	129	105	51
Net investment income	6,012	5,413	4,605
Advisory fee and other income*	—	1	—
Total adjusted revenues	6,422	5,787	4,994
Benefits and expenses:
Policyholder benefits	129	99	172
Interest credited to policyholder account balances	3,384	2,761	2,167
Amortization of deferred policy acquisition costs	475	405	356
Non-deferrable insurance commissions	172	132	111
Advisory fee expenses	22	18	19
General operating expenses	357	332	274
Total benefits and expenses	4,539	3,747	3,099
Adjusted pre-tax operating income	$1,883	$2,040	$1,895
*Includes advisory fee income from registered investment services, 12b-1 fees (i.e., marketing and distribution fee income), and other asset management fee income.
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2025	2024	2023
Spread income(a)	$2,665	$2,693	$2,483
Fee income	310	267	210
Policyholder benefits, net of premiums	(29)	8	7
Non-deferrable insurance commissions	(172)	(132)	(111)
Amortization of DAC and DSI	(512)	(446)	(401)
General operating expenses	(357)	(332)	(274)
Other(b)	(22)	(18)	(19)
Adjusted pre-tax operating income	$1,883	$2,040	$1,895
(a)Excludes amortization of DSI of $37 million, $41 million and $45 million for the years ended December 31, 2025, 2024 and 2023 respectively.
(b)Other represents advisory fee expenses.
Financial Highlights
2025 to 2024 APTOI Comparison
APTOI decreased $157 million, primarily due to:
•higher amortization of DAC and DSI of $66 million driven by growth in the business;
•higher non-deferrable insurance commissions of $40 million primarily due to continued growth in the fixed and fixed index annuity business;
•higher policyholder benefits, net of premiums, of $37 million due to prior year benefit from model refinements related to immediate annuities; and
•lower spread income of $28 million primarily driven by lower base spread income of $52 million, primarily due to the negative impact of 2024 Federal Reserve rate actions partially offset by general account growth and asset optimization, partially offset by higher variable investment income of $24 million to higher alternative and yield enhancement income.

Corebridge | 2025 Form 10-K 89

ITEM 7 | Business Segment Operations
Partially offset by:
•higher fee income of $43 million, primarily due to higher GMWB fees from fixed and fixed index annuity growth.
2024 to 2023 APTOI Comparison
APTOI increased $145 million, primarily due to:
•higher spread income of $210 million primarily driven by higher base spread income of $156 million due to improved base yields and growth in invested assets driven by higher sales and higher variable investment income of $54 million due to higher alternative income; and
•higher fee income of $57 million, primarily due to higher GMWB fees from fixed and fixed index annuity growth and higher surrender charge fee income mostly from an increase in fixed index annuity surrenders.
Partially offset by:
•higher amortization of DAC and DSI of $45 million due to growth in fixed and fixed index annuity business; and
•higher non-deferrable insurance commissions of $21 million primarily due to continued growth in the fixed index annuity business.
AUMA
The following table presents Individual Retirement AUMA:

	December 31,
(in millions)	2025	2024	2023
Total AUMA	$120,419	$105,743	$94,860

2025 to 2024 AUMA Comparison
AUMA increased $14.7 billion primarily due to positive net flows and lower interest rates resulting in unrealized gains from fixed maturities securities.
2024 to 2023 AUMA Comparison
AUMA increased $10.9 billion primarily due to positive general account net flows.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Years Ended December 31,
(in millions)	2025	2024	2023
Spread income:
Base portfolio income	$5,883	$5,308	$4,554
Interest credited to policyholder account balances	(3,347)	(2,720)	(2,122)
Base spread income	2,536	2,588	2,432
Variable investment income	129	105	51
Total spread income*	$2,665	$2,693	$2,483
Fee income:
Policy fees	$310	$266	$210
Advisory fees and other income	—	1	—
Total fee income	$310	$267	$210
*Excludes amortization of DSI assets of $37 million, $41 million and $45 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents Individual Retirement net investment spread:

	Years Ended December 31,
	2025	2024	2023
Individual Retirement base net investment spread:
Base yield*	5.17%	5.22%	4.97%
Cost of funds	(3.23)	(2.95)	(2.54)
Individual Retirement base net investment spread	1.94%	2.27%	2.43%
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
2025 to 2024 Comparison
See “Financial Highlights.”

Corebridge | 2025 Form 10-K 90

ITEM 7 | Business Segment Operations
2024 to 2023 Comparison
See “Financial Highlights.”
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Years Ended December 31,
(in millions)	2025	2024	2023
Fixed annuities	$8,881	$11,380	$7,880
Fixed index annuities	9,869	9,013	8,505
Registered index-linked annuities	1,879	90	—
Total	$20,629	$20,483	$16,385

Net Flows	Years Ended December 31,
(in millions)	2025	2024	2023
Fixed annuities	$835	$2,618	$(1,769)
Fixed index annuities	4,442	4,641	5,632
Registered index-linked annuities	1,874	90	—
Total	$7,151	$7,349	$3,863
2025 to 2024 Comparison
Fixed Annuities Net inflows decreased by $1.8 billion over the prior year, primarily due to lower premiums and deposits of $2.5 billion and higher death benefits of $598 million, partially offset by lower surrenders and withdrawals of $1.3 billion.
Fixed Index Annuities Net inflows decreased by $199 million primarily due to higher surrenders and withdrawals of $1.0 billion and higher death benefits of $33 million, partially offset by higher premiums and deposits of $856 million.
Registered Index-Linked Annuities Net inflows increased $1.8 billion due to the launch of the registered index-linked annuity in the fourth quarter of 2024.
2024 to 2023 Comparison
Fixed Annuities Net inflows increased by $4.4 billion over the prior year, primarily due to higher premiums and deposits of $3.5 billion due to higher sales and strong customer demand, lower death benefits of $340 million and lower surrenders and withdrawals of $546 million.
Fixed Index Annuities: Net inflows decreased by $991 million primarily due to higher surrenders and withdrawals of $1.4 billion and higher death benefits of $80 million, partially offset by higher premiums and deposits of $508 million.
Registered Index-Linked Annuities Net inflows of $90 million due to the launch of the registered index-linked annuity in the fourth quarter of 2024.
Surrenders
The following table presents Individual Retirement surrender rates:

	Years Ended December 31,
	2025	2024	2023
Fixed annuities	11.3%	14.7%	16.5%
Fixed index annuities	9.6	8.8	6.7
Registered index-linked annuities	0.3	—	—

Corebridge | 2025 Form 10-K 91

ITEM 7 | Business Segment Operations
The following table presents account values for fixed annuities, fixed index annuities and registered index-linked annuities by surrender charge category:

	Years Ended December 31,
	2025			2024			2023
(in millions)	Fixed Annuities	Fixed Index Annuities	Registered Index-Linked Annuities	Fixed Annuities	Fixed Index Annuities	Registered Index-Linked Annuities	Fixed Annuities	Fixed Index Annuities	Registered Index-Linked Annuities
No surrender charge	$16,798	$3,570	$—	$18,503	$2,297	$—	$21,861	$1,727	$—
Greater than 0% - 2%	1,509	4,299	—	1,098	4,271	—	1,019	3,326	—
Greater than 2% - 4%	2,163	8,033	—	2,579	6,958	—	2,843	6,413	—
Greater than 4%	34,266	37,002	2,144	29,700	32,719	89	21,766	28,128	—
Non-surrenderable	3,002	—	—	2,955	—	—	2,982	—	—
Total account value*	$57,738	$52,904	$2,144	$54,835	$46,245	$89	$50,471	$39,594	$—
*    Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed annuities, the proportion of account value subject to surrender charge at December 31, 2025 increased compared to December 31, 2024 primarily due to growth in the business. For fixed index annuities, the proportion of account value subject to surrender charge at December 31, 2025 was lower compared to December 31, 2024 due to the aging of the business.
For fixed annuities, the proportion of account value subject to surrender charge at December 31, 2024 increased compared to December 31, 2023 primarily due to growth in the business. For fixed index annuities, the proportion of account value subject to surrender charge at December 31, 2024 was slightly lower compared to December 31, 2023 due to the aging of the business.
Group Retirement
Group Retirement Results

	Years Ended December 31,
(in millions)	2025	2024	2023
Adjusted Revenues:
Premiums	$10	$12	$20
Policy fees	441	442	406
Net investment income:
Base portfolio income	1,787	1,864	1,946
Variable investment income	91	56	50
Net investment income	1,878	1,920	1,996
Advisory fee and other income*	361	343	309
Total adjusted revenues	2,690	2,717	2,731
Benefits and expenses:
Policyholder benefits	13	13	31
Interest credited to policyholder account balances	1,208	1,206	1,182
Amortization of deferred policy acquisition costs	91	85	82
Non-deferrable insurance commissions	127	120	124
Advisory fee expenses	127	134	118
General operating expenses	400	415	440
Total benefits and expenses	1,966	1,973	1,977
Adjusted pre-tax operating income	$724	$744	$754
*    Includes advisory fee income from registered investment services, 12b-1 fees (i.e., marketing and distribution fee income), other asset management fee income, and commission-based broker-dealer services.

Corebridge | 2025 Form 10-K 92

ITEM 7 | Business Segment Operations
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2025	2024	2023
Spread income(a)	$683	$727	$828
Fee income(b)	802	785	715
Policyholder benefits, net of premiums	(3)	(1)	(11)
Non-deferrable insurance commissions	(127)	(120)	(124)
Amortization of DAC and DSI	(104)	(98)	(96)
General operating expenses	(400)	(415)	(440)
Other(c)	(127)	(134)	(118)
Adjusted pre-tax operating income	$724	$744	$754
(a)Excludes amortization of DSI assets of $13 million, $13 million and $14 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)Fee income represents policy fee and advisory fee and other income.
(c)Other consists of advisory fee expenses.
Financial Highlights
2025 to 2024 APTOI Comparison
APTOI decreased $20 million, primarily due to:
•lower spread income of $44 million due to lower base spread income of $79 million reflecting lower base portfolio income, primarily due to negative general account flows and higher crediting rates partially offset by an increase in variable investment income of $35 million primarily due to higher call and tender income and alternative investment income.
Partially offset by:
•higher fee income, net of advisory fee expenses of $24 million due to higher average separate accounts, advisory, and mutual fund assets driven by improved equity market performance; and
•lower general operating expenses of $15 million.
AUMA
The following table presents Group Retirement AUMA by product:

	December 31,
(in millions)	2025	2024	2023
AUMA by asset type:
In-plan spread based	$21,947	$22,330	$25,160
In-plan fee based	61,505	57,961	54,807
Total in-plan AUMA(a)	83,452	80,291	79,967
Out-of-plan proprietary - General Account	17,666	16,765	16,664
Out-of-plan proprietary - Separate Accounts	11,030	11,116	11,075
Total out-of-plan proprietary annuities	28,696	27,881	27,739
Advisory and brokerage assets	18,135	16,127	14,475
Total out-of-plan AUMA(b)	46,831	44,008	42,214
Total AUMA	$130,283	$124,299	$122,181
(a)Includes $14.1 billion of AUMA at December 31, 2025, $13.1 billion of AUMA at December 31, 2024 and $12.7 billion of AUMA at December 31, 2023 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)    Includes $15.1 billion of AUMA at December 31, 2025, $13.4 billion of AUMA at December 31, 2024 and $12.0 billion of AUMA at December 31, 2023 that is associated with our out-of-plan investment advisory service that we offer to participants at an additional fee.

Corebridge | 2025 Form 10-K 93

ITEM 7 | Business Segment Operations
2025 to 2024 AUMA Comparison
In-plan assets increased by $3.2 billion driven by an increase in fee earning assets, primarily due to higher equity markets partially offset by negative net flows. Out-of-plan proprietary annuity assets increased by $815 million, primarily due to improved equity markets and lower interest rates. The increase of advisory and brokerage assets of $2.0 billion was driven by improved equity markets.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Years Ended December 31,
(in millions)	2025	2024	2023
Spread income:
Base portfolio income	$1,787	$1,864	$1,946
Interest credited to policyholder account balances	(1,195)	(1,193)	(1,168)
Base spread income	592	671	778
Variable investment income	91	56	50
Total spread income*	$683	$727	$828
Fee income:
Policy fees	$441	$442	$406
Advisory fees and other income	361	343	309
Total fee income	$802	$785	$715
*Excludes amortization of DSI assets of $13 million, $13 million and $14 million for the years ended December 31, 2025, 2024 and 2023, respectively

	Years Ended December 31,
	2025	2024	2023
Base net investment spread:
Base yield*	4.30%	4.25%	4.27%
Cost of funds	(3.10)	(2.96)	(2.76)
Base net investment spread	1.20%	1.29%	1.51%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
2025 to 2024 Comparison
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

Premiums and Deposits and Net Flows	Years Ended December 31,
(in millions)	2025	2024	2023
In-plan(a)(b)	$4,814	$4,901	$5,165
Out-of-plan proprietary variable annuity	679	741	712
Out-of-plan proprietary fixed, index annuities and registered index-linked annuities	1,900	1,989	2,206
Premiums and deposits(c)	$7,393	$7,631	$8,083
Net Flows	$(8,629)	$(9,086)	$(6,302)
(a)In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)Includes inflows related to in-plan mutual funds of $3.1 billion, $3.1 billion and $3.2 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(c)Excludes client deposits into advisory and brokerage accounts of $3.1 billion, $3.1 billion and $2.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
2025 to 2024 Comparison
Net flows remained negative but improved by $457 million primarily due to a decrease in surrenders, withdrawals and death benefits of $695 million, driven by a decrease in in-plan annuity surrenders, partially offset by a decrease in deposits of $238 million. Large plan acquisitions and surrenders resulted in lower negative net flows of $143 million compared to the prior year.

Corebridge | 2025 Form 10-K 94

ITEM 7 | Business Segment Operations
Surrenders
The following table presents Group Retirement surrender rates:

	Years Ended December 31,
	2025	2024	2023
Surrender rates	13.8%	14.3%	12.9%
The following table presents account value for Group Retirement annuities by surrender charge category:

	December 31,
(in millions)	2025	2024	2023
No surrender charge(a)	$69,257	$69,208	$70,500
Greater than 0% - 2%	1,532	1,421	1,251
Greater than 2% - 4%	1,238	1,472	1,698
Greater than 4%	7,030	6,748	5,757
Non-surrenderable	364	263	490
Total account value(b)(c)	$79,421	$79,112	$79,696
(a)Group Retirement amounts in this category include account values in the general account of approximately $3.6 billion, $3.7 billion and $4.1 billion for the years ended December 31, 2025 2024 and 2023, respectively, which are subject to 20% annual withdrawal limitations at the participant level and account values in the general account of $4.6 billion, $4.9 billion and $5.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(b)Excludes mutual fund assets under administration of $31.9 billion, $29.5 billion and $27.8 billion at December 31, 2025, 2024 and 2023, respectively.
(c)Includes payout Immediate Annuities and funding agreements.
2025 to 2024 Comparison
Group Retirement annuity deposits are typically subject to a four- to seven-year surrender charge period, depending on the product. In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges.
Life Insurance
Life Insurance Results

	Years Ended December 31,
(in millions)	2025	2024	2023
Adjusted Revenues:
Premiums	$1,466	$1,483	$1,776
Policy fees	1,443	1,465	1,488
Net investment income:
Base portfolio income	1,309	1,302	1,275
Variable investment income	14	19	7
Net investment income	1,323	1,321	1,282
Other income	2	82	93
Total adjusted revenues	4,234	4,351	4,639
Benefits and expenses:
Policyholder benefits	2,630	2,681	2,838
Interest credited to policyholder account balances	325	336	340
Amortization of deferred policy acquisition costs	335	344	379
Non-deferrable insurance commissions	60	58	88
Advisory fee expenses	2	2	2
General operating expenses	469	469	619
Total benefits and expenses	3,821	3,890	4,266
Adjusted pre-tax operating income	$413	$461	$373

Corebridge | 2025 Form 10-K 95

ITEM 7 | Business Segment Operations
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2025	2024	2023
Underwriting margin(a)(b)	$1,364	$1,368	$1,442
General operating expenses	(469)	(469)	(619)
Non-deferrable insurance commissions(c)	(60)	(58)	(88)
Amortization of DAC	(335)	(344)	(379)
Impact of annual actuarial assumption update excluded from Underwriting margin	(85)	(34)	19
Other(d)	(2)	(2)	(2)
Adjusted pre-tax operating income	$413	$461	$373
(a)Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances.
(b)    Includes International life underwriting margin of $33 million and $226 million for the years ended December 31, 2024 and 2023, respectively.
(c)    2024 includes a $5 million favorable impact from the annual actuarial assumption update.
(d)    Other primarily represents advisory fee expenses.
Financial Highlights
2025 to 2024 APTOI Comparison
Reported APTOI reflects the results of AIG Life U.K. until April 2024.
APTOI decreased $48 million, primarily due to:
•higher unfavorable impact of $85 million from the annual review and update of actuarial assumptions in 2025 compared to a unfavorable impact of $29 million from the annual review and update of actuarial assumptions in 2024.
Partially offset by:
•favorable domestic underwriting margin of $29 million, driven by favorable mortality and one-time reinsurance adjustments.
AUMA
The following table presents Life Insurance AUMA:

	December 31,
(in millions)	2025	2024	2023
Total AUMA*	$27,752	$26,466	$26,691
*The December 31, 2023 AUMA excludes $181 million, of assets that were reclassified to Assets held-for-sale in the Consolidated Balance Sheets.
December 31, 2025 to December 31, 2024 AUMA Comparison
AUMA increased $1.3 billion in the year ended December 31, 2025 compared to the prior year-end primarily due to interest rate movements.
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Years Ended December 31,
(in millions)	2025	2024	2023
Premiums	$1,466	$1,483	$1,776
Policy fees	1,443	1,465	1,488
Net investment income	1,323	1,321	1,282
Other income	2	82	93
Policyholder benefits	(2,630)	(2,681)	(2,838)
Interest credited to policyholder account balances	(325)	(336)	(340)
Less: Impact of annual actuarial assumption update	85	34	(19)
Underwriting margin*	$1,364	$1,368	$1,442
*Includes International life underwriting margin of $33 million and $226 million for the years ended December 31, 2024 and 2023, respectively.

Corebridge | 2025 Form 10-K 96

ITEM 7 | Business Segment Operations
2025 to 2024 Comparison
See “Financial Highlights.”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Years Ended December 31,
(in millions)	2025	2024	2023
Traditional Life	$1,870	$1,856	$1,811
Universal Life	1,570	1,579	1,583
Total U.S.	3,440	3,435	3,394
International	—	240	906
Premiums and deposits	$3,440	$3,675	$4,300
2025 to 2024 Comparison
Premiums and deposits decreased $235 million for the year ended December 31, 2025 compared to the prior year, reflecting the sale of AIG Life U.K. on April 8, 2024. Total U.S. life premiums and deposits increased primarily due to higher Term Life premiums.
Institutional Markets
Institutional Markets Results

	Years Ended December 31,
(in millions)	2025	2024	2023
Adjusted Revenues:
Premiums	$4,260	$2,894	$5,607
Policy fees	206	197	195
Net investment income:
Base portfolio income	2,365	2,041	1,534
Variable investment income	200	86	52
Net investment income	2,565	2,127	1,586
Other income	3	8	2
Total adjusted revenues	7,034	5,226	7,390
Benefits and expenses:
Policyholder benefits	5,325	3,821	6,298
Interest credited to policyholder account balances	998	799	600
Amortization of deferred policy acquisition costs	17	13	9
Non-deferrable insurance commissions	20	20	19
General operating expenses	87	78	85
Total benefits and expenses	6,447	4,731	7,011
Adjusted pre-tax operating income	$587	$495	$379
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2025	2024	2023
Spread income(a)	$587	$454	$355
Fee income(b)	65	62	64
Underwriting margin(c)	65	81	71
Non-deferrable insurance commissions	(20)	(20)	(19)
General operating expenses	(87)	(78)	(85)
Other	(23)	(4)	(7)
Adjusted pre-tax operating income	$587	$495	$379
(a)Represents spread income on GIC, PRT and structured settlement products.
(b)Represents fee income on SVW products.
(c)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.

Corebridge | 2025 Form 10-K 97

ITEM 7 | Business Segment Operations
Financial Highlights
2025 to 2024 APTOI Comparison
APTOI increased $92 million, primarily due to:
•higher spread income of $133 million driven by $113 million higher variable investment income from private equity investments and higher base spread income, reflecting growth in the business.
Partially offset by:
•lower other of $19 million driven by annual actuarial assumption updates; and
•lower underwriting margin of $16 million driven by $17 million lower policyholder benefits and other activity and $5 million prior year impact from a reinsurance recapture, partially offset by $6 million higher policy fees.
AUMA
The following table presents Institutional Markets AUMA:

	December 31,
(in millions)	2025	2024	2023
SVW (AUA)	$48,507	$45,000	$44,607
GIC, PRT/assumed reinsurance and Structured settlements (AUM)	51,511	40,722	33,579
All other (AUM)	7,879	7,390	7,099
Total AUMA	$107,897	$93,112	$85,285
2025 to 2024 AUMA Comparison
AUMA increased $14.8 billion, primarily due to premiums and deposits of PRT and GIC products of $10.3 billion, investment performance and other activity of $5.8 billion and net inflows of $1.8 billion from SVW products, partially offset by benefit payments on the GIC, PRT and structured settlement products of $3.1 billion.
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Years Ended December 31,
(in millions)	2025	2024	2023
Premiums	$4,295	$2,929	$5,642
Net investment income	2,420	1,978	1,446
Policyholder benefits	(5,251)	(3,754)	(6,243)
Interest credited to policyholder account balances	(887)	(689)	(490)
Less: impact of annual actuarial assumption update	10	(10)	—
Total spread income(a)	$587	$454	$355
SVW fees	$65	$62	$64
Total fee income	$65	$62	$64
Premiums	$(35)	$(35)	$(35)
Policy fees (excluding SVW)	141	135	131
Net investment income	145	149	140
Other income	3	8	2
Policyholder benefits	(74)	(67)	(55)
Interest credited to policyholder account balances	(111)	(110)	(110)
Less: impact of annual actuarial assumption update	(4)	1	(2)
Total underwriting margin(b)	$65	$81	$71
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
2025 to 2024 Comparison
See “Financial Highlights.”

Corebridge | 2025 Form 10-K 98

ITEM 7 | Business Segment Operations
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Years Ended December 31,
(in millions)	2025	2024	2023
PRT/assumed reinsurance	$4,161	$2,765	$5,401
GICs	5,181	4,958	3,344
Other*	927	539	588
Premiums and deposits	$10,269	$8,262	$9,333
*Other principally consists of structured settlements and Corporate Markets products.
2025 to 2024 Comparison
Premiums and deposits increased compared to the prior year period by $2.0 billion, primarily due to higher premiums on new PRT business of $1.4 billion, higher deposits on new Corporate Markets business of $536 million and higher deposits on new GICs of $223 million.
Corporate and Other
Corporate and Other primarily consists of interest expense on financial debt, parent expenses not attributable to other segments, institutional asset management business, which includes managing assets for non-consolidated affiliates, results of our consolidated investment entities, results of our legacy insurance lines ceded to Fortitude Re and intercompany eliminations.
Corporate and Other Results

	Years Ended December 31,
(in millions)	2025	2024	2023
Adjusted Revenues:
Net investment income	$54	$11	$67
Net realized income (losses) on real estate investments	(1)	85	(2)
Other income	30	47	54
Total adjusted revenues	83	143	119
Benefits and expenses:
Policyholder benefits	11	—	(3)
Non-deferrable insurance commissions	2	2	2
General operating expenses:
Corporate and other	164	157	192
Asset management(a)	50	67	69
Total general operating expenses	214	224	261
Interest expense:
Corporate	466	443	431
Asset management and other	55	81	121
Total interest expense	521	524	552
Total benefits and expenses	748	750	812
Noncontrolling interest(b)	24	34	68
Adjusted pre-tax operating (loss)	$(641)	$(573)	$(625)

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

Corebridge | 2025 Form 10-K 99

ITEM 7 | Business Segment Operations
Corporate and Other Sources of Earnings
The following table presents the sources of earnings of the Corporate and Other segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Years Ended December 31,
(in millions)	2025	2024	2023
Corporate expenses	$(131)	$(137)	$(175)
Interest expense on financial debt	(466)	(443)	(431)
Asset management	19	60	16
Consolidated investment entities	4	(4)	2
Other	(67)	(49)	(37)
Adjusted pre-tax operating (loss)	$(641)	$(573)	$(625)
Financial Highlights
2025 to 2024 APTOI Comparison
Adjusted pre-tax operating loss increased $68 million primarily due to:
•lower asset management income of $41 million primarily driven by one-time gain associated with the sale from a legacy investment in the prior year; and
•higher interest expense on financial debt of $23 million primarily driven by new debt issuances in the fourth quarter of 2024 in anticipation of debt maturities in 2025.

Corebridge | 2025 Form 10-K 100

ITEM 7 | Investments

Investments
OVERVIEW
We regularly run strategic asset allocations (“SAA”) both at the specific business level portfolio as well as the overall portfolio. This SAA informs our investment strategies for each business operating unit. The SAA provides an asset mix that supports estimated cash flows of our outstanding liabilities and provides diversification from asset class, sector issuer and geographic perspectives.
The primary objectives of our portfolio optimization are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At December 31, 2025, of $239.3 billion of invested assets supporting our insurance operating companies, approximately 47% were in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 32% of our fixed income securities, of which 99% were investment grade. At December 31, 2024, of $216.4 billion of invested assets supporting our insurance operating companies, approximately 45% were in corporate debt securities. MBS, ABS and CLOs represent 34% of our fixed income securities and 99% were investment grade.
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
Some of our key investment strategies are as follows:
•we adhere to a strong asset-liability management discipline;
•we perform portfolio optimizations to determine strategic asset allocations. This informs portfolio construction that seeks investments with similar characteristics to the associated liabilities to the extent practicable;
•we seek to purchase investments that offer enhanced yield through illiquidity premiums, such as private placements and commercial mortgage and residential loans, which also add portfolio diversification. These assets typically afford credit protections through covenants, ability to customize structures that meet our insurance liability needs and deeper due diligence and borrower transparency;
•we seek investments that provide diversification from assets available in local markets. To the extent we purchase these investments, we generally hedge any currency risk using derivatives, which could provide opportunities to earn higher risk-adjusted returns compared to investments in the functional currency;
•we have a highly functioning, hybrid-origination model. We are able to originate attractive assets from both our deeply experienced internal teams as well as from our two major partners, Blackstone and BlackRock. This supports the growth of our business segments;
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
•investments are generally split between reserve-backing and surplus portfolios:
–insurance liabilities are backed mainly by investment grade fixed maturity securities that meet our duration, risk-return, tax liquidity, credit quality and diversification objectives. We assess asset classes based on their fundamental underlying risk factors, including credit (public and private), commercial real estate and residential real estate, regardless of whether such investments are bonds, loans or structured products; and
–surplus investments seek to enhance portfolio returns and are generally comprised of a mix of fixed maturity investment grade and below investment grade securities and various alternative asset classes, including private equity, real estate equity and hedge funds. Over the past few years, hedge fund investments have been reduced; and
•we also utilize interest rate, credit and currency derivatives to manage our asset and liability duration as well as credit and currency exposure.

Corebridge | 2025 Form 10-K 101

ITEM 7 | Investments
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

Corebridge | 2025 Form 10-K 102

ITEM 7 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
December 31, 2025
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,090	$247	$1,337
Obligations of states, municipalities and political subdivisions	3,915	571	4,486
Non-U.S. governments	4,270	217	4,487
Corporate debt	111,739	10,332	122,071
Mortgage-backed, asset-backed and collateralized:
RMBS	15,891	459	16,350
CMBS	8,959	348	9,307
CLO	9,038	54	9,092
ABS	21,740	511	22,251
Total mortgage-backed, asset-backed and collateralized	55,628	1,372	57,000
Total bonds available-for-sale	176,642	12,739	189,381
Other bond securities	425	4,982	5,407
Total fixed maturities	177,067	17,721	194,788
Equity securities	79	—	79
Mortgage and other loans receivable:
Residential mortgages	13,767	—	13,767
Commercial mortgages	33,733	2,682	36,415
Life insurance policy loans	1,392	302	1,694
Commercial loans, other loans and notes receivable	2,542	63	2,605
Total mortgage and other loans receivable(a)	51,434	3,047	54,481
Other invested assets(b)	8,317	1,918	10,235
Short-term investments	5,276	399	5,675
Total(c)	$242,173	$23,085	$265,258
December 31, 2024
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,127	$241	$1,368
Obligations of states, municipalities and political subdivisions	4,085	576	4,661
Non-U.S. governments	3,670	234	3,904
Corporate debt	95,943	10,535	106,478
Mortgage-backed, asset-backed and collateralized:
RMBS	15,274	510	15,784
CMBS	9,127	450	9,577
CLO	9,985	133	10,118
ABS	18,375	575	18,950
Total mortgage-backed, asset-backed and collateralized	52,761	1,668	54,429
Total bonds available-for-sale	157,586	13,254	170,840
Other bond securities	348	4,914	5,262
Total fixed maturities	157,934	18,168	176,102
Equity securities	56	—	56
Mortgage and other loans receivable:
Residential mortgages	12,671	—	12,671
Commercial mortgages	32,094	3,075	35,169
Life insurance policy loans	1,411	315	1,726
Commercial loans, other loans and notes receivable	3,053	149	3,202
Total mortgage and other loans receivable(a)	49,229	3,539	52,768
Other invested assets(b)	7,800	2,051	9,851
Short-term investments	4,707	274	4,981
Total(c)	$219,726	$24,032	$243,758
(a)Net of total allowance for credit losses for $727 million and $771 million at December 31, 2025 and December 31, 2024, respectively.
(b)Other invested assets, excluding Fortitude Re funds withheld assets, include $6.3 billion and $5.8 billion of private equity funds as of December 31, 2025 and December 31, 2024, respectively, which are generally reported on a one-quarter lag.
(c)Includes the consolidation of approximately $5.1 billion and $4.9 billion of consolidated investment entities at December 31, 2025 and December 31, 2024, respectively.

Corebridge | 2025 Form 10-K 103

ITEM 7 | Investments
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	December 31, 2025	December 31, 2024
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,089	$1,127
Obligations of states, municipalities and political subdivisions	3,915	4,085
Non-U.S. governments	4,270	3,669
Corporate debt	112,537	96,293
Mortgage-backed, asset-backed and collateralized:
RMBS	16,406	15,754
CMBS	8,959	9,127
CLO	8,995	9,933
ABS	21,740	18,374
Total mortgage-backed, asset-backed and collateralized	56,100	53,188
Total bonds available-for-sale	177,911	158,362
Other bond securities	394	312
Total fixed maturities	178,305	158,674
Equity securities	78	53
Mortgage and other loans receivable:
Residential mortgages	12,305	11,128
Commercial mortgages	34,295	32,660
Commercial loans, other loans and notes receivable	2,600	3,133
Total mortgage and other loans receivable(a)(b)	49,200	46,921
Other invested assets
Hedge funds	68	132
Private equity(c)	5,725	5,540
Real estate investments	11	313
Other invested assets - All other	848	308
Total other invested assets	6,652	6,293
Short-term investments	5,043	4,428
Total(d)	$239,278	$216,369
(a)Does not reflect allowance for credit loss on mortgage loans of $692 million and $710 million at December 31, 2025 and December 31, 2024, respectively.
(b)Does not reflect policy loans of $1.4 billion and $1.4 billion at December 31, 2025 and December 31, 2024, respectively.
(c)Private equity funds are generally reported on a one-quarter lag.
(d)Excludes approximately $5.1 billion and $4.9 billion of consolidated investment entities as well as $2.9 billion and $2.3 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at December 31, 2025 and December 31, 2024, respectively.
Credit Ratings
At December 31, 2025, nearly all our fixed maturity securities were held by our U.S. entities and 94% of these securities were rated investment grade by one or more of the principal rating agencies.
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

Corebridge | 2025 Form 10-K 104

ITEM 7 | Investments
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of December 31, 2025 and December 31, 2024, 95% and 95%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 96% and 95% investment grade as of December 31, 2025 and December 31, 2024, respectively. The remaining below investment grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
December 31, 2025
Other fixed maturity securities	$52,407	$60,804	$113,211	$5,107	$2,279	$428	$81	$7,895	$121,106
Mortgage-backed, asset-backed and collateralized	45,535	9,734	55,269	270	203	76	63	612	55,881
Total(b)	$97,942	$70,538	$168,480	$5,377	$2,482	$504	$144	$8,507	$176,987
Fortitude Re funds withheld assets									$17,721
Total fixed maturities									$194,708
December 31, 2024
Other fixed maturity securities	$46,274	$51,348	$97,622	$4,151	$2,499	$524	$73	$7,247	$104,869
Mortgage-backed, asset-backed and collateralized	44,725	7,617	52,342	371	172	69	17	629	52,971
Total(b)	$90,999	$58,965	$149,964	$4,522	$2,671	$593	$90	$7,876	$157,840
Fortitude Re funds withheld assets									$18,168
Total fixed maturities									$176,008
(a)Includes $0 million and $1 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of December 31, 2025 and $2 million and $1 million of NAIC 4 and 5 securities, respectively, as of December 31, 2024. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $80 million and $94 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2025 and December 31, 2024, respectively.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	December 31, 2025	December 31, 2024
NAIC 1	$98,454	$91,475
NAIC 2	71,341	59,320
NAIC 3	5,380	4,525
NAIC 4	2,484	2,671
NAIC 5 and 6	646	683
Total*	$178,305	$158,674
*    Excludes approximately $53 million and $61 million of consolidated investment entities and $1.3 billion and $800 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at December 31, 2025 and December 31, 2024, respectively.

Corebridge | 2025 Form 10-K 105

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
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
December 31, 2025
Other fixed maturity securities	$53,742	$59,819	$113,561	$4,758	$2,292	$495	$7,545	$121,106
Mortgage-backed, asset-backed and collateralized	42,517	10,330	52,847	524	280	2,230	3,034	55,881
Total(c)	$96,259	$70,149	$166,408	$5,282	$2,572	$2,725	$10,579	$176,987
Fortitude Re funds withheld assets								$17,721
Total fixed maturities								$194,708
December 31, 2024
Other fixed maturity securities	$46,770	$50,941	$97,711	$4,058	$2,538	$562	$7,158	$104,869
Mortgage-backed, asset-backed and collateralized	41,521	8,358	49,879	427	371	2,294	3,092	52,971
Total(c)	$88,291	$59,299	$147,590	$4,485	$2,909	$2,856	$10,250	$157,840
Fortitude Re funds withheld assets								$18,168
Total fixed maturities								$176,008
(a)Includes $2.2 billion and $1.5 billion at December 31, 2025 and December 31, 2024, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)Includes $1 million of consolidated CLOs as of December 31, 2025 and $3 million as of December 31, 2024. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c)Excludes $80 million and $94 million of fixed maturity securities for which no NAIC Designation is available at December 31, 2025 and December 31, 2024, respectively.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
December 31, 2025
Other fixed maturity securities	$53,740	$60,617	$114,357	$4,758	$2,291	$495	$7,544	$121,901
Mortgage-backed, asset-backed and collateralized	43,026	10,340	53,366	527	281	2,230	3,038	56,404
Total fixed maturities*	$96,766	$70,957	$167,723	$5,285	$2,572	$2,725	$10,582	$178,305
December 31, 2024
Other fixed maturity securities	$46,770	$51,291	$98,061	$4,055	$2,537	$561	$7,153	$105,214
Mortgage-backed, asset-backed and collateralized	41,985	8,375	50,360	433	373	2,294	3,100	53,460
Total fixed maturities*	$88,755	$59,666	$148,421	$4,488	$2,910	$2,855	$10,253	$158,674
*    Excludes approximately $53 million and $61 million of consolidated investment entities and $1.3 billion and $800 million of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at December 31, 2025 and December 31, 2024, respectively.
For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk.”

Corebridge | 2025 Form 10-K 106

ITEM 7 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Rating:
Other fixed maturity securities*
AAA	$1,288	$1,472	$—	$—	$1,288	$1,472
AA	22,019	21,297	31	16	22,050	21,313
A	30,403	23,985	1	—	30,404	23,985
BBB	59,768	50,924	51	17	59,819	50,941
Below investment grade	7,532	7,143	9	9	7,541	7,152
Non-rated	4	4	—	2	4	6
Total	$121,014	$104,825	$92	$44	$121,106	$104,869
Mortgage-backed, asset-backed and collateralized
AAA	$10,723	$10,679	$10	$12	$10,733	$10,691
AA	22,963	23,053	67	74	23,030	23,127
A	8,642	7,599	112	104	8,754	7,703
BBB	10,268	8,306	62	52	10,330	8,358
Below investment grade	2,982	3,070	46	21	3,028	3,091
Non-rated	50	54	36	41	86	95
Total	$55,628	$52,761	$333	$304	$55,961	$53,065
Total
AAA	$12,011	$12,151	$10	$12	$12,021	$12,163
AA	44,982	44,350	98	90	45,080	44,440
A	39,045	31,584	113	104	39,158	31,688
BBB	70,036	59,230	113	69	70,149	59,299
Below investment grade	10,514	10,213	55	30	10,569	10,243
Non-rated	54	58	36	43	90	101
Total	$176,642	$157,586	$425	$348	$177,067	$157,934

Corebridge | 2025 Form 10-K 107

ITEM 7 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Rating:
Other fixed maturity securities*
AAA	$337	$342	$20	$21	$357	$363
AA	2,799	3,128	1,038	1,092	3,837	4,220
A	3,660	3,217	232	142	3,892	3,359
BBB	4,269	4,513	1,524	1,461	5,793	5,974
Below investment grade	302	386	300	421	602	807
Non-rated	—	—	9	4	9	4
Total	$11,367	$11,586	$3,123	$3,141	$14,490	$14,727
Mortgage-backed, asset-backed and collateralized
AAA	$89	$117	$86	$80	$175	$197
AA	583	740	571	691	1,154	1,431
A	122	171	375	217	497	388
BBB	268	326	769	718	1,037	1,044
Below investment grade	309	314	57	66	366	380
Non-rated	1	—	1	1	2	1
Total	$1,372	$1,668	$1,859	$1,773	$3,231	$3,441
Total
AAA	$426	$459	$106	$101	$532	$560
AA	3,382	3,868	1,609	1,783	4,991	5,651
A	3,782	3,388	607	359	4,389	3,747
BBB	4,537	4,839	2,293	2,179	6,830	7,018
Below investment grade	611	700	357	487	968	1,187
Non-rated	1	—	10	5	11	5
Total	$12,739	$13,254	$4,982	$4,914	$17,721	$18,168

Corebridge | 2025 Form 10-K 108

ITEM 7 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Rating:
Other fixed maturity securities*
AAA	$1,625	$1,814	$20	$21	$1,645	$1,835
AA	24,818	24,425	1,069	1,108	25,887	25,533
A	34,063	27,202	233	142	34,296	27,344
BBB	64,037	55,437	1,575	1,478	65,612	56,915
Below investment grade	7,834	7,529	309	430	8,143	7,959
Non-rated	4	4	9	6	13	10
Total	$132,381	$116,411	$3,215	$3,185	$135,596	$119,596
Mortgage-backed, asset-backed and collateralized
AAA	$10,812	$10,796	$96	$92	$10,908	$10,888
AA	23,546	23,793	638	765	24,184	24,558
A	8,764	7,770	487	321	9,251	8,091
BBB	10,536	8,632	831	770	11,367	9,402
Below investment grade	3,291	3,384	103	87	3,394	3,471
Non-rated	51	54	37	42	88	96
Total	$57,000	$54,429	$2,192	$2,077	$59,192	$56,506
Total
AAA	$12,437	$12,610	$116	$113	$12,553	$12,723
AA	48,364	48,218	1,707	1,873	50,071	50,091
A	42,827	34,972	720	463	43,547	35,435
BBB	74,573	64,069	2,406	2,248	76,979	66,317
Below investment grade	11,125	10,913	412	517	11,537	11,430
Non-rated	55	58	46	48	101	106
Total	$189,381	$170,840	$5,407	$5,262	$194,788	$176,102
*Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	December 31, 2025			December 31, 2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Chile	$481	$23	$504	$425	$13	$438
France	471	19	490	262	18	280
Mexico	369	28	397	268	17	285
Indonesia	295	32	327	322	30	352
United Arab Emirates	199	1	200	205	1	206
Saudi Arabia	195	19	214	189	18	207
Qatar	179	28	207	191	41	232
Colombia	173	27	200	148	25	173
Panama	150	20	170	132	18	150
Peru	129	13	142	140	4	144
Other	1,629	82	1,711	1,389	75	1,464
Total*	$4,270	$292	$4,562	$3,671	$260	$3,931
*Includes bonds available-for-sale and other bond securities.

Corebridge | 2025 Form 10-K 109

ITEM 7 | Investments
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	December 31, 2025			December 31, 2024
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$33,605	$2,151	$35,756	$27,043	$2,199	$29,242
Utilities	18,556	2,248	20,804	14,815	2,327	17,142
Communications	5,987	591	6,578	5,757	593	6,350
Consumer noncyclical	11,723	1,233	12,956	11,553	1,247	12,800
Capital goods	3,969	364	4,333	3,767	360	4,127
Energy	10,056	913	10,969	9,238	929	10,167
Consumer cyclical	6,404	410	6,814	5,464	440	5,904
Basic materials	4,170	250	4,420	3,568	279	3,847
Other	17,269	2,172	19,441	14,738	2,161	16,899
Total*	$111,739	$10,332	$122,071	$95,943	$10,535	$106,478
*    94% and 93% of investments were rated investment grade at December 31, 2025 and December 31, 2024, respectively.

Corebridge | 2025 Form 10-K 110

ITEM 7 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	December 31, 2025		December 31, 2024
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$4,097	25%	$3,683	25%
AAA	—		5
AA	4,097		3,678
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	3,113	20%	3,349	22%
AAA	976		975
AA	652		707
A	51		72
BBB	34		59
Below investment grade	1,400		1,536
Non-rated	—		—
Sub-prime RMBS	981	6%	1,042	7%
AAA	32		7
AA	87		74
A	60		87
BBB	24		28
Below investment grade	778		846
Non-rated	—		—
Prime non-agency	3,621	23%	3,272	21%
AAA	2,249		1,784
AA	856		823
A	327		299
BBB	86		258
Below investment grade	100		107
Non-rated	3		1
Other housing related	4,079	26%	3,928	25%
AAA	2,614		2,694
AA	886		628
A	461		397
BBB	106		197
Below investment grade	12		12
Non-rated	—		—
Total RMBS excluding Fortitude Re funds withheld assets	15,891	100%	15,274	100%
Total RMBS Fortitude Re funds withheld assets	459		510
Total RMBS*	$16,350		$15,784
*    Includes $2.2 billion and $1.5 billion at December 31, 2025 and December 31, 2024, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | 2025 Form 10-K 111

ITEM 7 | Investments
Investments in CMBS
The following table presents our CMBS available-for-sale securities:

	December 31, 2025		December 31, 2024
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$7,923	88%	$8,098	88%
AAA	2,993		3,143
AA	2,634		3,087
A	939		774
BBB	914		740
Below investment grade	443		354
Non-rated	—		—
Agency	878	10%	871	10%
AAA	—		3
AA	878		868
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Other	158	2%	158	2%
AAA	35		42
AA	4		4
A	18		15
BBB	101		97
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	8,959	100%	9,127	100%
Total Fortitude Re funds withheld assets	348		450
Total	$9,307		$9,577
The fair value of CMBS holdings increased slightly during the year ended December 31, 2025. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination.

Corebridge | 2025 Form 10-K 112

ITEM 7 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available-for-sale securities by collateral type:

	December 31, 2025		December 31, 2024
(dollars in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$8,967	29%	$9,983	35%
AAA	992		1,435
AA	3,820		4,929
A	2,512		2,548
BBB	1,598		1,008
Below investment grade	—		10
Non-rated	45		53
CDO - other	71	—%	2	—%
AAA	20		—
AA	49		—
A	—		—
BBB	—		—
Below investment grade	—		2
Non-rated	2		—
ABS	21,740	71%	18,375	65%
AAA	812		593
AA	9,000		8,252
A	4,274		3,407
BBB	7,405		5,919
Below investment grade	249		204
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	30,778	100%	28,360	100%
Total Fortitude Re funds withheld assets	565		708
Total	$31,343		$29,068
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2025	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$15,680	$340	1,413	$2,066	$645	125	$32	$30	2	$17,778	$1,015	1,540
7-11 months	7,442	360	566	765	220	73	16	8	—	8,223	588	639
12 months or more	49,278	4,129	5,240	26,792	8,428	2,352	248	133	16	76,318	12,690	7,608
Total	72,400	4,829	7,219	29,623	9,293	2,550	296	171	18	102,319	14,293	9,787
Below investment grade bonds
0-6 months	934	19	207	60	19	15	1	1	3	995	39	225
7-11 months	386	13	76	1	—	2	—	—	2	387	13	80
12 months or more	2,673	174	550	364	118	66	9	6	7	3,046	298	623
Total	3,993	206	833	425	137	83	10	7	12	4,428	350	928
Total bonds
0-6 months	16,614	359	1,620	2,126	664	140	33	31	5	18,773	1,054	1,765
7-11 months	7,828	373	642	766	220	75	16	8	2	8,610	601	719
12 months or more	51,951	4,303	5,790	27,156	8,546	2,418	257	139	23	79,364	12,988	8,231
Total excluding Fortitude Re funds withheld assets	$76,393	$5,035	8,052	$30,048	$9,430	2,633	$306	$178	30	$106,747	$14,643	10,715
Total Fortitude Re funds withheld assets										$14,498	$3,016	524
Total										$121,245	$17,659	11,239

Corebridge | 2025 Form 10-K 113

ITEM 7 | Investments

December 31, 2024	Less Than or Equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$27,114	$916	2,457	$1,829	$590	130	$—	$—	—	$28,943	$1,506	2,587
7-11 months	4,479	361	329	1,718	557	143	1	—	—	6,198	918	472
12 months or more	55,089	5,370	6,141	32,251	10,002	2,838	522	286	29	87,862	15,658	9,008
Total	86,682	6,647	8,927	35,798	11,149	3,111	523	286	29	123,003	18,082	12,067
Below investment grade bonds
0-6 months	2,204	71	398	89	27	19	3	3	3	2,296	101	420
7-11 months	321	21	53	1	—	1	—	—	2	322	21	56
12 months or more	3,038	210	691	581	173	103	18	13	8	3,637	396	802
Total	5,563	302	1,142	671	200	123	21	16	13	6,255	518	1,278
Total bonds
0-6 months	29,318	987	2,855	1,918	617	149	3	3	3	31,239	1,607	3,007
7-11 months	4,800	382	382	1,719	557	144	1	—	2	6,520	939	528
12 months or more	58,127	5,580	6,832	32,832	10,175	2,941	540	299	37	91,499	16,054	9,810
Total excluding Fortitude Re funds withheld assets	$92,245	$6,949	10,069	$36,469	$11,349	3,234	$544	$302	42	$129,258	$18,600	13,345
Total Fortitude Re funds withheld assets										$15,499	$3,416	702
Total										$144,757	$22,016	14,047
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at December 31, 2025 and December 31, 2024.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
(e)Includes MTM movement relating to embedded derivatives and fair value hedge basis adjustment.
The allowance for credit losses was $3 million and $5 million for investment grade bonds, and $127 million and $114 million for below investment grade bonds as of December 31, 2025 and December 31, 2024, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the year ended December 31, 2025, was primarily attributable to a change in the fair value of fixed maturity securities. For the year ended December 31, 2025, net unrealized gains related to fixed maturity securities were $5.8 billion due to a decrease in interest rates.
The change in net unrealized gains and losses on investments for the year ended December 31, 2024 was primarily attributable to increase in the fair value of fixed maturity securities. For the year ended December 31, 2024, net unrealized losses were $1.7 billion primarily due to an increase in interest rates.
For further discussion of our investment portfolio, see Notes 4 and 5 to the Consolidated Financial Statements.

Corebridge | 2025 Form 10-K 114

ITEM 7 | Investments
Commercial Mortgage Loans
At December 31, 2025 and December 31, 2024, we had direct commercial mortgage loan exposure of $37.0 billion and $35.8 billion, respectively. At December 31, 2025 and December 31, 2024, we had an allowance for credit losses of $594 million and $626 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
December 31, 2025
State:
New York	74	$1,797	$3,163	$283	$561	$63	$—	$5,867	17%
California	59	628	851	138	1,170	560	52	3,399	10%
New Jersey	55	1,590	5	268	737	—	20	2,620	8%
Florida	51	827	104	447	602	490	58	2,528	7%
Texas	42	807	394	453	195	17	178	2,044	6%
Massachusetts	19	351	1,021	517	30	—	—	1,919	6%
Colorado	15	418	41	87	251	111	—	908	3%
Illinois	20	325	321	2	184	—	57	889	2%
Pennsylvania	20	179	157	163	380	—	—	879	2%
Virginia	15	125	—	72	472	—	—	669	2%
Other States	117	2,631	122	548	1,793	320	81	5,495	16%
Foreign	61	2,985	1,052	983	1,297	429	332	7,078	21%
Total*	548	$12,663	$7,231	$3,961	$7,672	$1,990	$778	$34,295	100%
Fortitude Re funds withheld assets								$2,714
Total Commercial Mortgages								$37,009
December 31, 2024
State:
New York	70	$1,417	$3,467	$280	$512	$67	$—	$5,743	18%
California	57	740	823	96	1,118	570	12	3,359	10%
New Jersey	71	1,770	5	267	1,128	—	21	3,191	10%
Florida	46	738	105	356	298	454	—	1,951	6%
Texas	40	806	461	454	227	17	156	2,121	6%
Massachusetts	20	544	888	527	14	—	—	1,973	6%
Colorado	16	369	42	87	242	155	—	895	3%
Illinois	21	427	351	2	117	—	19	916	3%
Pennsylvania	20	145	136	189	233	21	—	724	2%
Virginia	12	126	—	110	201	—	—	437	1%
Other States	110	2,531	179	433	1,100	324	27	4,594	13%
Foreign	64	3,450	965	792	1,059	272	218	6,756	21%
Total*	547	$13,063	$7,422	$3,593	$6,249	$1,880	$453	$32,660	99%
Fortitude Re funds withheld assets								$3,135
Total Commercial Mortgages								$35,795
*Does not reflect allowance for credit losses.

Corebridge | 2025 Form 10-K 115

ITEM 7 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
December 31, 2025
Loan-to-value ratios(b)
Less than 65%	$22,122	$1,509	$126	$23,757
65% to 75%	7,202	953	—	8,155
76% to 80%	104	481	—	585
Greater than 80%	886	165	747	1,798
Total commercial mortgages excluding Fortitude Re(c)	$30,314	$3,108	$873	$34,295
Total commercial mortgages including Fortitude Re				$2,714
Total commercial mortgages				$37,009
December 31, 2024
Loan-to-value ratios(b)
Less than 65%	$20,375	$2,049	$209	$22,633
65% to 75%	6,539	593	32	7,164
76% to 80%	552	158	—	710
Greater than 80%	1,036	311	806	2,153
Total commercial mortgages excluding Fortitude Re(c)	$28,502	$3,111	$1,047	$32,660
Total commercial mortgages including Fortitude Re				$3,135
Total commercial mortgages				$35,795
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended December 31, 2025 and December 31, 2024, respectively. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at both periods ended December 31, 2025 and December 31, 2024. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
(c)Does not reflect allowance for credit losses.

Corebridge | 2025 Form 10-K 116

ITEM 7 | Investments
Residential Mortgage Loans
At December 31, 2025 and December 31, 2024, we had direct residential mortgage loan exposure of $13.8 billion and $12.7 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO:(a)
780 and greater	$595	$974	$570	$616	$2,129	$1,384	$6,268
720 - 779	1,044	1,740	926	529	509	543	5,291
660 - 719	287	578	292	180	125	349	1,811
600 - 659	107	54	17	28	15	158	379
Less than 600	—	—	5	12	7	66	90
Total residential mortgages(b)(c)	$2,033	$3,346	$1,810	$1,365	$2,785	$2,500	$13,839

December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO:(a)
780 and greater	$1,075	$667	$690	$2,258	$617	$863	$6,170
720 - 779	1,647	1,095	579	582	149	440	4,492
660 - 719	609	355	235	150	38	336	1,723
600 - 659	15	12	34	25	10	146	242
Less than 600	3	2	19	12	5	67	108
Total residential mortgages(b)(c)	$3,349	$2,131	$1,557	$3,027	$819	$1,852	$12,735
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On December 31, 2025 and December 31, 2024 residential loans direct to consumers totaled $7.8 billion and $8.4 billion, respectively.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on credit losses, see Note 5 and for additional discussion on commercial mortgage loans, see Note 6 to the Consolidated Financial Statements.

Corebridge | 2025 Form 10-K 117

ITEM 7 | Investments
Net Realized Gains and Losses

Years Ended December 31,	2025			2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(789)	$(20)	$(809)	$(1,141)	$(53)	$(1,194)	$(278)	$(73)	$(351)
Intent to Sell(a)	(275)	—	(275)	(15)	(32)	(47)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(131)	(21)	(152)	(237)	(7)	(244)	(162)	(9)	(171)
Change in allowance for credit losses on loans	(24)	2	(22)	(66)	18	(48)	(138)	(66)	(204)
Foreign exchange transactions, net of related hedges	(145)	9	(136)	134	7	141	(195)	(10)	(205)
Index-linked interest credited embedded derivatives, net of related hedges	(400)	—	(400)	(19)	—	(19)	(776)	—	(776)
All other derivatives and hedge accounting(b)	(334)	(54)	(388)	128	(202)	(74)	(53)	(66)	(119)
Sales of alternative investments and real estate	33	3	36	159	21	180	50	(2)	48
Other	(120)	(19)	(139)	(60)	—	(60)	(62)	2	(60)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(2,185)	(100)	(2,285)	(1,117)	(248)	(1,365)	(1,614)	(224)	(1,838)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(1,673)	(1,673)	—	(518)	(518)	—	(1,734)	(1,734)
Net realized losses	$(2,185)	$(1,773)	$(3,958)	$(1,117)	$(766)	$(1,883)	$(1,614)	$(1,958)	$(3,572)
(a)Includes the impairment of fixed maturity securities in second quarter 2025 that Corebridge intended to transfer or sell in conjunction with the Reinsurance Agreements discussed in Note 1 to the Consolidated Financial Statements.
(b)Derivative activity related to hedging certain MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14 to the Consolidated Financial Statements.
Higher net realized losses excluding Fortitude Re funds withheld assets in the year ended December 31, 2025 compared to the year ended December 31, 2024 were primarily due to higher losses on index-linked interest credited embedded derivatives, net of related hedges partially offset by lower losses on sales of fixed maturity securities. Lower net realized losses excluding Fortitude Re funds withheld assets in the year ended December 31, 2024 compared to the year ended December 31, 2023 were primarily due to lower losses on index-linked interest credited embedded derivatives, net of related hedges and gain on foreign exchange transactions compared to loss on foreign exchange transactions in the same period in 2023.
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

Corebridge | 2025 Form 10-K 118

ITEM 7 | Investments
Other Invested Assets
We seek to enhance returns through investment in a diversified portfolio of alternative asset classes, including private equity, real estate equity and hedge funds.
The following table presents the carrying value of our other invested assets by type:

	December 31, 2025			December 31, 2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)	$6,323	$1,800	$8,123	$5,936	$1,893	$7,829
Investment real estate(b)	867	118	985	1,268	158	1,426
All other investments(c)	1,127	—	1,127	596	—	596
Total	$8,317	$1,918	$10,235	$7,800	$2,051	$9,851
(a)At December 31, 2025, included hedge funds of $121 million and private equity funds of $8.0 billion. At December 31, 2024, included hedge funds of $210 million and private equity funds of $7.6 billion.
(b)Net of accumulated depreciation of $406 million and $528 million as of December 31, 2025 and December 31, 2024, respectively.
(c)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at December 31, 2025 and December 31, 2024, respectively.
Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps and bond forwards) are used to manage interest rate risk associated with both embedded derivatives and MRBs contained in insurance contract liabilities and fixed maturity securities as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with foreign denominated investments, net capital exposures and foreign currency transactions. Equity derivatives (such as equity futures, swaps and options) are used to mitigate financial risk embedded in certain insurance liabilities and economically hedge certain investments. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, credit default swaps (“CDS”) and purchases of investments with embedded derivatives, such as equity linked notes and convertible bonds.
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

Corebridge | 2025 Form 10-K 119

ITEM 7 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$11,987	$364	$9,734	$234	$2,378	$217	$11,853	$414
Foreign exchange contracts	3,855	252	8,128	236	7,062	558	978	46
Derivatives not designated as hedging instruments(a)
Interest rate contracts	19,672	552	25,397	1,399	46,448	2,703	36,575	3,038
Foreign exchange contracts	6,139	459	6,847	318	10,360	713	2,857	222
Equity contracts	66,780	8,388	64,855	4,900	41,040	3,046	24,117	1,546
Credit contracts(b)	—	—	—	—	—	—	5	—
Other contracts(c)	49,020	14	212	4	45,016	13	45	2
Total derivatives, excluding Fortitude Re funds withheld	$157,453	$10,029	$115,173	$7,091	$152,304	$7,250	$76,430	$5,268
Total derivatives, Fortitude Re funds withheld	$—	$—	$—	$—	$—	$—	$—	$—
Total derivatives, gross(d)	$157,453	$10,029	$115,173	$7,091	$152,304	$7,250	$76,430	$5,268
Counterparty netting(e)		(6,106)		(6,106)		(4,494)		(4,494)
Cash collateral(f)		(3,482)		(686)		(2,563)		(664)
Total derivatives on Consolidated Balance Sheets(g)		$441		$299		$193		$110
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
(d)Includes $20.5 billion and $9.4 billion of notional amounts associated with reinsurance agreements at December 31, 2025 and December 31, 2024.
(e)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(f)Represents cash collateral posted and received that is eligible for netting.
(g)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both December 31, 2025 and December 31, 2024. Fair value of liabilities related to bifurcated embedded derivatives was $16.0 billion and $11.8 billion, respectively, at December 31, 2025 and December 31, 2024. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components, bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7 to the Consolidated Financial Statements.
For additional information, see Note 9 to the Consolidated Financial Statements.

Corebridge | 2025 Form 10-K 120

ITEM 7 | Update of Actuarial Assumptions and Models

Significant Reinsurance Agreements and Update of Actuarial Assumptions and Models
Significant Reinsurance Agreements
As of December 31, 2025, approximately $5.0 billion of General Account liabilities and $45.2 billion of Separate Accounts liabilities from our individual variable annuity business had been ceded to CSLR under a coinsurance and modco reinsurance agreement.
As of December 31, 2025 and December 31, 2024, approximately $24.1 billion and $24.9 billion, respectively, of liabilities from our run-off lines (i.e., certain annuities written prior to April 2013, along with exposures to whole life, long-term care (“LTC”) and exited accident and health product lines) had been ceded to Fortitude Re under modco reinsurance agreements.
Refer to “Significant Factors Impacting our Results” for additional information on the CSLR and Fortitude Re reinsurance agreements.
From July 1, 2016 through September 30, 2023, AGL has entered into and amended a reinsurance agreement to cede approximately $23.0 billion of statutory reserves for certain whole life, term and universal life policies subject to the NAIC’s Model Regulation “Valuation of Life Insurance Policies” (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) to an unaffiliated reinsurer.
For a summary of significant reinsurers, see “Accounting Policies and Pronouncements—Critical Accounting Estimates—Reinsurance Recoverable.”
For a summary of statutory permitted practices, see Note 19 to the Consolidated Financial Statements.
Update of Actuarial Assumptions and Models
For information regarding Corebridge’s Update of Actuarial Assumptions and Models for the years ended December 31, 2024 and 2023, see the 2024 Form 10-K.
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
The net impacts to pre-tax income and APTOI because of the update of actuarial assumptions for the years ended December 31, 2025, 2024 and 2023 are shown in the following tables.
The following table presents the increase (decrease) in pre-tax income resulting from the annual update of actuarial assumptions, by line item as reported in Results of Operations:

	Years Ended December 31,
(in millions)	2025	2024	2023
Premiums	$—	$13	$—
Policyholder benefits	(98)	(21)	22
Non-deferrable insurance commissions	—	5	—
Increase (decrease) in adjusted pre-tax operating income	(98)	(3)	22
Change in the fair value of market risk benefits, net	(58)	(84)	7
Net realized gains (losses)	(11)	8	(7)
Increase (decrease) in pre-tax income	$(167)	$(79)	$22

Corebridge | 2025 Form 10-K 121

ITEM 7 | Update of Actuarial Assumptions and Models
The following table presents the increase (decrease) in adjusted pre-tax operating income resulting from the annual update of actuarial assumptions by segment:

	Years Ended December 31,
(in millions)	2025	2024	2023
Individual Retirement	$(7)	$18	$1
Group Retirement	—	(1)	—
Life Insurance	(85)	(29)	19
Institutional Markets	(6)	9	2
Total increase (decrease) in adjusted pre-tax operating income from the update of assumptions*	$(98)	$(3)	$22
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
Update of Actuarial Assumptions Impact to Consolidated pre-tax income (loss)
Corebridge recognized a $167 million unfavorable impact to pre-tax income, for the year ended December 31, 2025, attributable to the annual actuarial assumption review. For 2025, the impacts were primarily driven by updates to policyholder assumptions, including lapse and mortality updates related to traditional and universal life products in Life Insurance, and utilization updates for fixed annuities with living benefits and certain model refinements.
Update of Actuarial Assumptions Impact to Consolidated APTOI
Corebridge recognized a $98 million unfavorable impact to adjusted pre-tax operating income, for the year ended December 31, 2025, respectively, attributable to the annual actuarial assumption review. For 2025, the assumption update impacts were primarily driven by updates to policyholder assumptions, including lapse and mortality updates related to traditional and universal life products in Life Insurance.

Corebridge | 2025 Form 10-K 122

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
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of December 31, 2025 and December 31, 2024, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $5.3 billion and $4.7 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $3.0 billion and $2.5 billion committed revolving credit facility as of December 31, 2025 and December 31, 2024, respectively. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries, sales of businesses and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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
As of December 31, 2025, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our subsidiaries (primarily, insurance companies) totaled $276 million and $226 million at December 31, 2025 and December 31, 2024, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash and short-term investments	$2,319	$2,218	$1,591
Total Corebridge Hold Cos. liquidity	2,319	2,218	1,591
Available capacity under committed, revolving credit facility	3,000	2,500	2,500
Total Corebridge Hold Cos. liquidity sources	$5,319	$4,718	$4,091
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
Liquidity to Corebridge Parent from Subsidiaries
During the year ended December 31, 2025, Corebridge Hold Cos. received $3.8 billion in dividends from subsidiaries, including dividends sourced from a portion of the proceeds received from the reinsurance agreement with CSLR.
In March and October 2025, CRBGLH issued a $250 million and $200 million promissory note to AGL, respectively.
Issuance of Preferred Stock
On November 18, 2025, Corebridge Parent closed the public offering of 500,000 shares of its Series A Preferred Stock and received net cash proceeds of $493 million ($500 million gross).

Corebridge | 2025 Form 10-K 123

ITEM 7 | Liquidity and Capital Resources
USES
Interest Payments
We made interest payments on our debt instruments totaling $501 million during the year ended December 31, 2025.
Debt Maturity
At maturity, in July 2025 CRBGLH repaid the aggregate principal and accrued interest of the $101 million 7.50% notes.
At maturity, in April 2025 Corebridge Parent repaid the aggregate principal and accrued interest of the $1.0 billion 3.50% Senior Notes.
Dividends
During the year ended December 31, 2025, we paid cash dividends totaling $511 million, respectively, consisting of quarterly dividends of $0.24 per share of Corebridge Parent common stock.
Repurchase of Common Stock
During the year ended December 31, 2025, we repurchased approximately 67 million of shares of Corebridge Parent common stock, for an aggregate purchase price of approximately $2.1 billion.
For additional information, see Note 17 to the Consolidated Financial Statements.
Contributions
During the year ended December 31, 2025, Corebridge Hold Cos. made capital contributions totaling $350 million to CRBG Bermuda.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $5.9 billion which were due to FHLBs in their respective districts at December 31, 2025, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at December 31, 2025.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had $3.4 billion and $2.4 billion of securities subject to these agreements at December 31, 2025 and December 31, 2024 and $3.3 billion and $2.2 billion liabilities to borrowers for collateral received at December 31, 2025 and December 31, 2024.
We manage the capital of our Life Fleet Risk-Based Capital (“RBC”) ratio targeting above 400%. AGC serves as an affiliate reinsurance company. The surplus of AGC is comprised predominantly of the statutory surplus of the Life Fleet. Given that AGC has no primary operations outside of this internal reinsurance, we believe that excluding AGC from the Life Fleet RBC ratio calculation presents a more accurate view of the overall capital position of our U.S. operating entities. Although not yet filed, our Life Fleet RBC ratio is expected to be above our target Life Fleet RBC ratio of 400% as of December 31, 2025.

Corebridge | 2025 Form 10-K 124

ITEM 7 | Liquidity and Capital Resources
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
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Sources:
Operating activities, net	$2,021	$2,151	$3,357
Net changes in policyholder account balances	13,803	11,416	5,058
Issuance of long-term debt	—	1,329	1,240
Issuance of debt of consolidated investment entities	153	231	221
Contributions from noncontrolling interests	51	70	96
Financing other, net	—	—	139
Issuance of common stock	—	1	—
Issuance of preferred stock	493	—	—
Net change in securities lending and repurchase agreements	1,466	567	—
Effect of exchange rate changes on cash and restricted cash	1	1	3
Total Sources	17,988	15,766	10,114

Uses:
Investing activities, net	(13,332)	(11,536)	(5,476)
Repayments of debt of consolidated investment entities	(566)	(982)	(535)
Repayments of short-term debt	(1,101)	(250)	(1,250)
Distributions to noncontrolling interests	(132)	(199)	(91)
Dividends paid on common stock	(511)	(544)	(1,722)
Net change in securities lending and repurchase agreements	—	—	(544)
Repurchase of common stock	(2,118)	(1,792)	(498)
Financing other, net	(599)	(267)	—
Total Uses	(18,359)	(15,570)	(10,116)
Net increase (decrease) in cash and cash equivalents	$(371)	$196	$(2)
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
Financing Activities
Cash inflows from financing activities primarily include policyholder deposits on investment-type contracts, issuances of debt and inflows from the settlement of securities lending and repurchase agreements. Cash outflows primarily relate to policyholder withdrawal activity on investment-type contracts, repayments of debt of consolidated investment entities, repayments of short and long-term debt, repurchases of common stock, issuance of preferred stock, shareholder dividends, distributions to noncontrolling interests and outflows for the settlement of securities lending and repurchase agreements.

Corebridge | 2025 Form 10-K 125

ITEM 7 | Liquidity and Capital Resources
CONTRACTUAL OBLIGATIONS
The following tables summarize contractual obligations in total, and by remaining maturity:

December 31, 2025		Payments due by Period
(in millions)	Total Payments	2026	2027 - 2028	Thereafter
Long-term debt	$9,426	$—	$1,250	$8,176
Interest payments on Long-term debt	8,083	473	877	6,733
Insurance and investment contract liabilities	381,445	28,783	62,217	290,445
Total	$398,954	$29,256	$64,344	$305,354
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

Corebridge | 2025 Form 10-K 126

ITEM 7 | Liquidity and Capital Resources
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2024	Issuances	Maturities and Repayments	Other Changes	Balance at December 31, 2025
Current portion of long-term debt:
Senior unsecured notes	2025	$1,000	$—	$(1,000)	$—	$—
CRBGLH notes	2025	101	—	(101)	—	—
Total short-term debt		1,101	—	(1,101)	—	—
Long-term debt issued by Corebridge:
Senior unsecured notes	2027 - 2052	6,750	—	—	—	6,750
Hybrid junior subordinated notes	2052 - 2064	2,350	—	—	—	2,350
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	2029	99	—	—	—	99
CRBGLH junior subordinated debentures	2030 - 2046	227	—	—	—	227
Total long-term debt		9,426	—	—	—	9,426
Debt issuance costs		(73)	—	—	6	(67)
Total long-term debt, net of debt issuance costs		9,353	—	—	6	9,359
Total debt, net of issuance costs		$10,454	$—	$(1,101)	$6	$9,359
CRBGLH NOTES
At maturity, in July 2025 CRBGLH repaid the aggregate principal and accrued interest of the $101 million 7.50% notes.
SENIOR UNSECURED NOTES
At maturity, in April 2025 Corebridge Parent repaid the aggregate principal and accrued interest of the $1.0 billion 3.50% Senior Notes.
REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into the Revolving Credit Agreement (the “2022 Revolving Credit Agreement”). At December 31, 2024 there were no loans outstanding under the 2022 Revolving Credit Agreement.
On March 26, 2025, Corebridge Parent entered into the Revolving Credit Agreement (the “2025 Revolving Credit Agreement”). The 2025 Revolving Credit Agreement replaces the 2022 Revolving Credit Agreement which was scheduled to mature in 2027. The 2025 Revolving Credit Agreement provides for a five-year total commitment of $3.0 billion revolving credit facility (the “2025 Credit Facility”). Under circumstances described in the 2025 Revolving Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the 2025 Revolving Credit Agreement of $3.5 billion. Loans under the 2025 Revolving Credit Agreement will mature on March 26, 2030. Under the 2025 Revolving Credit Agreement, the applicable rate, commitment fee and letter of credit fee were determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) with respect to loans in US Dollars, an alternative base rate plus an applicable margin or the adjusted Term SOFR Rate plus an applicable margin, (ii) with respect to loans in Euros, the adjusted European Union interbank Offer Rate (“EURIBOR”) plus an applicable margin, (iii) with respect to loans in Pounds Sterling, the adjusted Daily Simple Sterling Overnight Index Average (“SONIA”) Rate plus an applicable margin and (iv) with respect to loans in Japanese Yen, the adjusted Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin. There are no borrowings outstanding under the 2025 Credit Facility.
For additional information on debt outstanding and revolving credit facilities, see Note 15 to the Consolidated Financial Statements.

Corebridge | 2025 Form 10-K 127

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

(in millions)	Balance at December 31, 2024	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance at December 31, 2025
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$1,938	$153	$(566)	$24	$(2)	$1,547
(a)At December 31, 2025, includes debt of consolidated investment entities related to real estate investments of $409 million and other securitization vehicles of $883 million.
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

Corebridge | 2025 Form 10-K 128

ITEM 7 | Liquidity and Capital Resources
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
The following tables summarize Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2025		Amount of Commitment Expiring
(in millions)	Total Amounts Committed	2026	2027-2028	Thereafter
Commitments:
Investment commitments*	$4,821	$2,456	$1,531	$834
Commitments to extend credit	2,431	1,209	909	313
Total	$7,252	$3,665	$2,440	$1,147
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

Corebridge | 2025 Form 10-K 129

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
•valuation of MRBs, including ceded MRBs, related to guaranteed benefit features (collectively known as “GMxBs”), of variable annuity, fixed annuity and fixed index annuity products;
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
MARKET RISK BENEFITS
Annuity products within our Individual Retirement, Group Retirement and Corporate and Other segments offer guaranteed benefit features, referred to as GMxBs. These guaranteed features include GMDBs that are payable in the event of death and GMWBs that guarantee lifetime withdrawals regardless of fixed account and separate account value performance. Living benefit features primarily include GMWB.
For additional information on these features, see Note 14 to the Consolidated Financial Statements.
GMxBs are recognized as MRBs and can be assets or liabilities and represent the expected value of benefits in excess of the projected account value. These MRBs also reflect ceded MRBs resulting from reinsurance of certain of our individual variable annuities. The changes in the fair value of MRBs are recognized in the Consolidated Statements of Income (Loss), except for the portion of the fair value change attributable to our own credit risk recognized in OCI. The change in the fair value of ceded MRBs, including the change in our counterparties’ credit risk, is recorded in net income, while the change in our credit risk, is recorded in OCI.
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

Corebridge | 2025 Form 10-K 130

ITEM 7 | Accounting Policies and Pronouncements
The valuation methodology and assumptions used to measure our GMxBs is presented in the following table:

Fair Value Methodology
Guaranteed minimum benefits on annuity products are MRBs that are required to be measured at fair value with changes recorded in Change in the fair value of market risk benefits, net, except for changes related to the Company’s own credit risk which are recorded in OCI. The change in the fair value of ceded MRBs, including the changes in our counterparties’ credit risk, is recorded in net income, while the change in our credit risk, is recorded in OCI. The fair value of these benefits is based on assumptions that a market participant would use in valuing these MRBs.
The Company applies a non-option-based approach for variable products, and an option-based approach for fixed index and fixed products.
Under the non-option-based approach, a portion of actual fees (i.e., attributed fees) is determined such that the present value of expected benefits less attributed fees is zero at issue unless the fees in the contract are insufficient to fund the benefits. This calculated ratio is locked in and utilized in each policy valuation going forward and results in an MRB value of zero at policy issue. We also apply the non-option approach for our ceded MRBs, however the ceded MRBs will not equal our direct MRBs as the calculation and determination of attributed fees occurs at different points in time.
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
The fair value of the MRBs, which are Level 3 assets and liabilities, is based on a risk-neutral framework and incorporates policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts.
For additional information on how we value for MRBs, see Note 14 to the Consolidated Financial Statements, and for information on fair value measurement of these MRBs, including how we incorporate our own non-performance risk, see Note 4 to the Consolidated Financial Statements.

Key Assumptions
Key assumptions include:
•    policyholder behavior, including lapses, withdrawals, benefit utilization and mortality use best estimate assumptions based primarily on our historical experience;
•    interest rates; • equity market returns;
•    market volatility;
•    credit spreads;
•    equity / interest rate correlation; and
•    in applying asset growth assumptions for the valuation of MRBs, we use market-consistent assumptions calibrated to observable interest rate and equity option prices.
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

VALUATION OF EMBEDDED DERIVATIVES FOR FIXED INDEX ANNUITY, REGISTERED INDEX-LINKED ANNUITY AND INDEX UNIVERSAL LIFE PRODUCTS
Fixed index annuity and registered index-linked annuity contracts contain index interest credits which are accounted for as embedded derivatives and our index universal life products also contain embedded derivatives. In contrast to fixed index annuity contracts, registered index-linked annuity contract owners also accept limited exposure to negative index interest credits in return for higher potential positive index credits. Policyholders may elect to rebalance among the various crediting strategies within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the index component by establishing different participation rates or caps on index credited rates. The index-linked interest credited features of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future index growth rates, volatility of the index, future interest rates, and our ability to adjust the participation rates and caps on index-linked interest credited features.
For additional discussion of market risk management related to these product features, see “Quantitative and Qualitative Disclosures about Market Risk” included herein.

Corebridge | 2025 Form 10-K 131

ITEM 7 | Accounting Policies and Pronouncements
The following table summarizes the sensitivity of changes in certain assumptions for MRBs, Liability for future policyholder benefits, net of reinsurance and embedded derivatives related to index-linked interest credited features, measured as the related hypothetical impact for the December 31, 2025 balances and the resulting hypothetical impact on pre-tax income and OCI, before hedging:

	Increase (Decrease) due to changes in MRBs, Liability for future policyholder benefits, and Embedded derivatives related to index-linked interest credited features
December 31, 2025	Pre-Tax Income	OCI
(in millions)
Assumptions:
Equity Return(a)
Effect of an increase by 20%	$(1,846)	$120
Effect of a decrease by 20%	$2,397	$(114)
Interest Rate(b)
Effect of an increase by 1%	$1,690	$3,474
Effect of a decrease by 1%	$(2,261)	$(4,245)
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
The analysis of MRBs and embedded derivatives is a dynamic process that considers all relevant factors and assumptions described above. We estimate each of the above factors individually, without incorporating the effect of any other key assumption. An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results. The effects on pre-tax income in the sensitivity analysis table above do not reflect the related effects from our economic hedging program, which utilizes derivative and other financial instruments and is designed so that changes in value of those instruments move in the opposite direction of changes in the guaranteed benefit MRBs and embedded derivative liabilities.
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

Corebridge | 2025 Form 10-K 132

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
At December 31, 2025 and December 31, 2024, the allowance for credit losses and disputes on reinsurance recoverable was $6 million and $12 million, respectively, or less than 1% of the reinsurance recoverable.
Fortitude Re
AGL and USL have modco reinsurance agreements with Fortitude Re a registered Class 4 and Class E reinsurer in Bermuda. In modco reinsurance agreements, the investments supporting the reinsurance agreements and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AGL, USL) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as we maintain ownership of these investments, we intend to maintain our existing accounting for these assets (e.g., the changes in fair value of available-for-sale securities will be recognized within OCI). We have established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing liabilities for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through Net realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
For additional information on reinsurance, see Note 7 to the Consolidated Financial Statements.

Corebridge | 2025 Form 10-K 133

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

Corebridge | 2025 Form 10-K 134

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

Corebridge | 2025 Form 10-K 135

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

Corebridge | 2025 Form 10-K 136

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

Corebridge | 2025 Form 10-K 137

ITEM 7 | Certain Important Terms

Certain Important Terms
We use the following capitalized terms in this report
“AGC” means AGC Life Insurance Company, a Missouri insurance company;
“AGC Group” means AGC and its directly owned life insurance subsidiaries;
“AGL” means American General Life Insurance Company, a Texas insurance company;
“AIG” means AIG, Inc. and its subsidiaries;
“BlackRock” means BlackRock Financial Management, Inc.;
“Blackstone” means Blackstone ISG-I Advisors L.L.C. or any affiliates thereof;
“Board of Directors” means the Corebridge Financial, Inc. Board of Directors;
“Corebridge”, “we”, “us”, “our” or the “Company” means Corebridge and its subsidiaries, unless the context refers to Corebridge Parent;
“Corebridge Direct” means Corebridge Direct Insurance Services, Inc.;
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

Corebridge | 2025 Form 10-K 138

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

Corebridge | 2025 Form 10-K 139

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
The scope and magnitude of our market risk exposures are managed under a robust framework that contains defined risk limits and minimum standards for managing market risk. The market risk management framework focuses on quantifying the financial impacts of changes in the above-mentioned market risk drivers.

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
Hedging: Our hedging strategies include the use of derivatives to offset certain changes in the economic value of MRBs and embedded derivatives associated with the variable annuity, fixed index annuity, registered index-linked annuity and index universal life liabilities, within established thresholds. These hedging programs are designed to provide additional protection against large and consolidated movements in levels of interest rates, equity prices, credit spreads and market volatility under multiple scenarios.
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

Corebridge | 2025 Form 10-K 140

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivities
The following table provides estimates of sensitivity to changes in yield curves and equity prices on our financial instruments and excludes approximately $85.6 billion and $75.5 billion as of December 31, 2025 and December 31, 2024, respectively, of insurance liabilities. We believe that the interest rate sensitivities of these insurance and other liabilities serve as an offset to the net interest rate risk of the financial assets presented in the table below. In addition, the table excludes $20.5 billion of interest rate sensitive assets supporting the Fortitude Re funds withheld arrangements as the contractual returns related to the assets are transferred to Fortitude Re, as well as $23.6 billion of related funds withheld payable.
December 31, 2025 and 2024 Comparison:(a)

December 31,	Balance Sheet Exposure				Economic Effect		Economic Effect
(in millions)	2025		2024		2025	2024	2025	2024
Sensitivity factor					100 bps parallel increase in all yield curves		100 bps parallel decrease in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$172,961		$155,730		$(10,349)	$(9,600)	$11,780	$10,948
Mortgage and other loans receivable(b)	48,126		44,640		(1,876)	(1,858)	1,935	1,954
Derivatives:
Interest rate contracts (c)	3,771		2,158		(1,254)	(1,221)	1,490	2,021
Total interest rate sensitive assets	$224,858	(a)	$202,528	(a)	$(13,479)	$(12,679)	$15,205	$14,923
Interest rate sensitive liabilities:
Policyholder contract deposits - Investment-type contracts(b)(c)	$(157,475)		$(149,180)		$7,655	$7,227	$(8,929)	$(8,418)
Market risk benefits and embedded derivatives(c)	(17,025)		(13,772)		2,304	2,391	(3,179)	(3,224)
Short-term and long-term debt(b)	(9,456)		(10,455)		473	532	(527)	(592)
Total interest rate sensitive liabilities	$(183,956)		$(173,407)		$10,432	$10,150	$(12,635)	$(12,234)
Sensitivity factor:					20% decline in stock prices		20% increase in stock prices
Derivatives:
Derivative contracts(c)	$3,771		$2,158		$(2,979)	$(1,232)	$2,854	$1,854
Equity investments:
Common equity	26		10		(5)	(2)	5	2
Total derivatives and equity investments	$3,797		$2,168		$(2,984)	$(1,234)	$2,859	$1,856
Policyholder contract deposits:
Market risk benefits and embedded derivatives(c)	$(17,025)		$(13,772)		$2,302	$240	$(1,747)	$(180)
Total liability	$(17,025)		$(13,772)		$2,302	$240	$(1,747)	$(180)
(a)At December 31, 2025, the analysis covers $224.9 billion of $253.1 billion interest rate sensitive assets. As indicated above, excluded were $17.7 billion and $2.7 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $3.6 billion of loans and $4.3 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2024, the analysis covers $202.5 billion of $231.1 billion interest rate sensitive assets. As indicated above, excluded were $18.2 billion and $3.2 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $5.1 billion of loans and $2.5 billion of assets across various asset categories were excluded due to modeling limitations.
(b)The economic effect is the difference between the estimated fair value and the effect of a 100 bps parallel increase or decrease in all yield curves on the estimated fair value. The estimated fair values for mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Short-term and Long-term debt were $48.9 billion, $154.0 billion and $9.1 billion at December 31, 2025, respectively. The estimated fair values for mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Short term and Long term debt were $44.5 billion, $146.4 billion and $10.1 billion at December 31, 2024, respectively.
(c)The balance sheet exposures for derivatives and market risk benefits and embedded derivatives are also reflected under “Interest rate sensitive assets” and “interest rate sensitive liabilities” above and are not additive. Balance Sheet exposures and economic effects exclude the impact of market risk benefits, policyholder contract deposits and derivatives supporting funds withheld arrangements for which the contractual returns are transferred to reinsurance counterparties. However, the Consolidated Balance Sheet exposures and economic effects include the impact of ceded market risk benefits when they do not fully offset the direct market risk benefits.
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

Corebridge | 2025 Form 10-K 141

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

Corebridge | 2025 Form 10-K 142

Item 8 | Financial Statements and Supplementary Data
COREBRIDGE FINANCIAL, INC.

REFERENCE TO FINANCIAL STATEMENTS AND SCHEDULES

Corebridge | 2025 Form 10-K 143

ITEM 8 | Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Corebridge Financial, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Corebridge Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Corebridge | 2025 Form 10-K 144

ITEM 8 | Report of Independent Registered Public Accounting Firm
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Market Risk Benefit Liabilities (MRBs) and Embedded Derivatives (EDs) for Index Credits related to the Individual Retirement Fixed Index Annuity Contracts with Guaranteed Benefit Features
As described in Notes 4, 13, and 14 to the consolidated financial statements, as of December 31, 2025, the fair value of MRBs and EDs for index credits related to fixed index annuity contracts with guaranteed benefit features was $3.8 billion and $2.0 billion, respectively, of which the majority relates to individual retirement. The EDs for index credits are recorded within policyholder contract deposits. The valuation of the contract features that are MRBs and EDs for index credits (collectively “the valuations”) is measured as the present value of the projected cash flows over the expected lives of the contracts using a risk-neutral valuation framework, calibrated to observable interest rate and equity option prices, and incorporates policyholder behavior and capital market assumptions. Assumptions used to develop the projected cash flows are set for the contract and are then applied consistently to each applicable feature within that contract to develop the valuations. Policyholder behavior assumptions including lapses, withdrawals, benefit utilization, and mortality use assumptions based primarily on management’s historical experience, along with a risk margin that a market participant would require to accept the risk and uncertainty of the projected cash flows. Since there is no observable active market for the transfer of these contract features, the valuations are calculated using internally developed models that apply an option-based approach.
The principal considerations for our determination that performing procedures relating to the valuation of MRBs and EDs for index credits related to the individual retirement fixed index annuity contracts with guaranteed benefit features is a critical audit matter are (i) the significant judgment by management in developing the valuations, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to lapses, withdrawals, benefit utilization, and risk margin (collectively “the significant assumptions”), and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuations, including controls over the development of management’s significant assumptions. These procedures also included, among others, (i) testing management’s process for developing the valuations, (ii) testing the completeness and accuracy of data used by management to develop the significant assumptions, (iii) testing that the significant assumptions were accurately reflected in the internally developed models, and (iv) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of the internally developed models used by management, and (b) the reasonableness of the significant assumptions.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 11, 2026
We have served as the Company’s auditor since 2020.

Corebridge | 2025 Form 10-K 145

Corebridge Financial, Inc.
Consolidated Balance Sheets

(in millions, except for share data)	December 31, 2025	December 31, 2024
Assets:
Investments:
Fixed maturity securities:
Bonds available-for-sale, at fair value, net of allowance for credit losses of $130 in 2025 and $119 in 2024 (amortized cost: 2025 - $203,848; 2024 - $191,058)*	$189,381	$170,840
Other bond securities, at fair value (See Note 5)*	5,407	5,262
Equity securities, at fair value (See Note 5)*	79	56
Mortgage and other loans receivable, net of allowance for credit losses of $727 in 2025 and $771 in 2024*	54,481	52,768
Other invested assets (portion measured at fair value: 2025 - $8,106; 2024 - $7,791)*	10,235	9,851
Short-term investments, including restricted cash of $4 in 2025 and $4 in 2024 (portion measured at fair value: 2025 - $1,624; 2024 - $1,439)*	5,675	4,981
Total investments	265,258	243,758
Cash*	447	806
Accrued investment income*	2,379	2,169
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2025 and $1 in 2024	648	713
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2025 and $0 in 2024	24,139	24,933
Reinsurance assets - other, net of allowance for credit losses and disputes of $6 in 2025 and $12 in 2024	1,912	1,560
Current and deferred income taxes	7,467	7,903
Deferred policy acquisition costs and value of business acquired	8,885	10,293
Market risk benefit assets, at fair value	2,392	1,332
Other assets, including restricted cash of $2 in 2025 and $14 in 2024 (portion measured at fair value: 2025 - $441; 2024 - $193)*	4,435	2,042
Separate account assets, at fair value	95,585	93,888
Total assets	$413,547	$389,397
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$60,971	$56,272
Policyholder contract deposits (portion measured at fair value: 2025 - $12,156; 2024 - $9,535)	188,876	173,695
Market risk benefit liabilities, at fair value	7,309	5,616
Other policyholder funds	2,959	2,873
Fortitude Re funds withheld payable (portion measured at fair value: 2025 - $3,795; 2024 - $2,223)	23,648	24,291
Other liabilities (portion measured at fair value: 2025 - $322; 2024 - $110)*	9,333	8,044
Short-term and long-term debt, of which $0 in 2025 and $1,101 in 2024 is short-term debt	9,359	10,454
Debt of consolidated investment entities*	1,547	1,938
Separate account liabilities	95,585	93,888
Total liabilities	$399,587	$377,071
Contingencies, commitments and guarantees (See Note 16)
Corebridge Shareholders' equity:
Preferred stock and additional paid-in capital, $1 par value and $1,000 liquidation preference	$493	$—
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2025 - 650,189,849 and 2024 - 650,189,849	7	7
Treasury stock, at cost; 2025 - 153,816,103 shares and 2024 - 88,704,816 shares	(4,382)	(2,282)
Additional paid-in capital	8,162	8,161
Retained earnings	18,373	19,257
Accumulated other comprehensive loss	(9,452)	(13,681)
Total Corebridge Shareholders' equity	13,201	11,462
Non-redeemable noncontrolling interests	759	864
Total equity	$13,960	$12,326
Total liabilities and equity	$413,547	$389,397
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Consolidated Financial Statements.

Corebridge | 2025 Form 10-K 146

Corebridge Financial, Inc.
Consolidated Statements of Income (Loss)

	Years Ended December 31,
(in millions, except per common share data)	2025	2024	2023
Revenues:
Premiums	$5,864	$4,526	$7,613
Policy fees	2,733	2,901	2,797
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	11,792	10,858	9,710
Net investment income - Fortitude Re funds withheld assets	1,332	1,370	1,368
Total net investment income	13,124	12,228	11,078
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(2,185)	(1,117)	(1,614)
Net realized losses on Fortitude Re funds withheld assets	(100)	(248)	(224)
Net realized losses on Fortitude Re funds withheld embedded derivative	(1,673)	(518)	(1,734)
Total net realized losses	(3,958)	(1,883)	(3,572)
Advisory fee income	510	506	467
Other income	208	429	417
Total revenues	18,481	18,707	18,800
Benefits and expenses:
Policyholder benefits (includes remeasurement losses of $467, $403 and $342 for the years ended December 31, 2025, 2024 and 2023, respectively)	8,173	6,632	9,362
Change in the fair value of market risk benefits, net	484	(227)	(6)
Interest credited to policyholder account balances	5,933	5,240	4,427
Amortization of deferred policy acquisition costs and value of business acquired	1,050	1,060	1,042
Non-deferrable insurance commissions	553	588	588
Advisory fee expenses	275	286	261
General operating expenses	2,002	2,016	2,282
Interest expense	552	554	580
Net (gain) on divestitures	—	(245)	(676)
Total benefits and expenses	19,022	15,904	17,860
Income (loss) before income tax expense (benefit)	(541)	2,803	940
Income tax expense (benefit):
Current	(488)	(35)	306
Deferred	337	635	(402)
Income tax expense (benefit)	(151)	600	(96)
Net income (loss)	(390)	2,203	1,036
Less: Net loss attributable to noncontrolling interests	(24)	(27)	(68)
Net income (loss) attributable to Corebridge	$(366)	$2,230	$1,104
Less: Preferred stock dividends	—	—	—
Net income (loss) available to Corebridge common shareholders	$(366)	$2,230	$1,104

Income (loss) per common share available to Corebridge common shareholders:
Common stock - basic	$(0.68)	$3.73	$1.72
Common stock - diluted	$(0.68)	$3.72	$1.71

Weighted average shares outstanding:
Common stock - basic	539.3	598.0	643.3
Common stock - diluted	539.3	599.2	645.2

See accompanying Notes to Consolidated Financial Statements.

Corebridge | 2025 Form 10-K 147

Corebridge Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2025	2024	2023
Net income (loss)	$(390)	$2,203	$1,036
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	14	36	13
Change in unrealized appreciation (depreciation) of all other investments	4,573	(1,540)	4,730
Change in fair value of market risk benefits attributable to changes in our own credit risk	(426)	219	(544)
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	(92)	1,247	(813)
Change in cash flow hedges	112	(193)	(11)
Change in foreign currency translation adjustments	49	54	48
Change in retirement plan liabilities	—	—	(7)
Other comprehensive income (loss)	4,230	(177)	3,416
Comprehensive income (loss)	3,840	2,026	4,452
Less:
Comprehensive income (loss) attributable to noncontrolling interests	(23)	(19)	(57)
Comprehensive income (loss) attributable to Corebridge	$3,863	$2,045	$4,509
See accompanying Notes to Consolidated Financial Statements.

Corebridge | 2025 Form 10-K 148

Corebridge Financial, Inc. Consolidated Statements of Equity

(in millions)	Preferred Stock and Additional Paid-In Capital	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2022	$—	$6	$—	$8,030	$18,207	$(16,863)	$9,380	$939	$10,319
Purchase of common stock	—	—	(503)	—	—	—	(503)	—	(503)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	—	1,104	—	1,104	(68)	1,036
Dividends on common stock	—	—	—	—	(1,722)	—	(1,722)	—	(1,722)
Other comprehensive loss, net of tax	—	—	—	—	—	3,405	3,405	11	3,416
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	96	96
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(91)	(91)
Other	—	—	—	119	(17)	—	102	1	103
Balance, December 31, 2023	$—	$6	$(503)	$8,149	$17,572	$(13,458)	$11,766	$869	$12,635
Common stock issued under stock plans	—	1	24	(24)	—	—	1	—	1
Purchase of common stock	—	—	(1,803)	—	—	—	(1,803)	—	(1,803)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	—	2,230	—	2,230	(27)	2,203
Dividends on common stock	—	—	—	—	(544)	—	(544)	—	(544)
Other comprehensive loss, net of tax	—	—	—	—	—	(185)	(185)	8	(177)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	145	145
Contributions from noncontrolling interests	—	—	—	—	—	—	—	70	70
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(199)	(199)
Other	—	—	—	36	(1)	(38)	(3)	(2)	(5)
Balance, December 31, 2024	$—	$7	$(2,282)	$8,161	$19,257	$(13,681)	$11,462	$864	$12,326
Preferred stock issued	493	—	—	—	—	—	493	—	493
Common stock issued under stock plans	—	—	41	(41)	—	—	—	—	—
Purchase of common stock	—	—	(2,141)	—	—	—	(2,141)	—	(2,141)
Net loss attributable to Corebridge or noncontrolling interests	—	—	—	—	(366)	—	(366)	(24)	(390)
Dividends on common stock	—	—	—	—	(511)	—	(511)	—	(511)
Other comprehensive income, net of tax	—	—	—	—	—	4,229	4,229	1	4,230
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	51	51
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(132)	(132)
Other	—	—	—	42	(7)	—	35	(1)	34
Balance, December 31, 2025	$493	$7	$(4,382)	$8,162	$18,373	$(9,452)	$13,201	$759	$13,960
See accompanying Notes to Consolidated Financial Statements.

Corebridge | 2025 Form 10-K 149

Corebridge Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(390)	$2,203	$1,036
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses (gains) on sales of securities available-for-sale and other assets	1,051	1,049	304
Net (gain) loss on divestitures	—	(245)	(676)
Unrealized (gains) losses in earnings - net	1,169	870	1,797
Change in the fair value of market risk benefits in earnings, net	636	(831)	(348)
Equity in income from equity method investments, net of dividends or distributions	10	65	8
Depreciation and other amortization	556	193	366
Impairments of assets	52	69	69
Changes in operating assets and liabilities:
Insurance liabilities	630	980	770
Premiums and other receivables and payables - net	174	(167)	(265)
Funds held relating to Fortitude Re Reinsurance contracts	(644)	(1,420)	(137)
Reinsurance assets and funds held under reinsurance treaties	1,024	825	675
Capitalization of deferred policy acquisition costs	(1,381)	(1,377)	(1,260)
Current and deferred income taxes - net	(343)	349	(116)
Other, net	(523)	(412)	1,134
Total adjustments	2,411	(52)	2,321
Net cash provided by operating activities	2,021	2,151	3,357
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available-for-sale securities	13,690	8,080	7,400
Other securities	3,888	1,113	988
Other invested assets	1,764	1,733	1,367
Divestitures, net	—	577	747
Maturities of fixed maturity securities available-for-sale	19,312	16,164	8,859
Principal payments received on mortgage and other loans receivable	9,021	5,509	6,164
Purchases of:
Available-for-sale securities	(44,452)	(29,644)	(18,321)
Other securities	(3,867)	(1,669)	(1,379)
Other invested assets	(1,496)	(924)	(1,172)
Mortgage and other loans receivable	(9,985)	(11,878)	(9,168)
Acquisition of businesses, net of cash and restricted cash acquired	—	—	(5)
Net change in short-term investments	(404)	(560)	(334)
Net change in derivative assets and liabilities	(820)	119	(884)
Other, net	17	(156)	262
Net cash used in investing activities	(13,332)	(11,536)	(5,476)

Corebridge | 2025 Form 10-K 150

Corebridge Financial, Inc.
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	40,455	39,552	33,015
Policyholder contract withdrawals	(26,652)	(28,136)	(27,957)
Issuance of long-term debt	—	1,329	1,240
Issuance of debt of consolidated investment entities	153	231	221
Repayments of short-term debt	(1,101)	(250)	(1,250)
Maturities and repayments of debt of consolidated investment entities	(566)	(982)	(535)
Dividends paid on common stock	(511)	(544)	(1,722)
Distributions to noncontrolling interests	(132)	(199)	(91)
Contributions from noncontrolling interests	51	70	96
Net change in securities lending and repurchase agreements	1,466	567	(544)
Issuance of preferred stock	493	—	—
Issuance of common stock	—	1	—
Repurchase of common stock	(2,118)	(1,792)	(498)
Other, net*	(599)	(267)	139
Net cash provided by (used in) financing activities	10,939	9,580	2,114
Effect of exchange rate changes on cash and restricted cash	1	1	3
Net increase (decrease) in cash and restricted cash	(371)	196	(2)
Cash and restricted cash at beginning of year	824	628	633
Change in cash of businesses held for sale	—	—	(3)
Cash and restricted cash at end of year	$453	$824	$628
*    2025 includes an outflow of $0.6 billion of cash related to the individual variable annuity business reinsured to Corporate Solutions Life Reinsurance Company.
See accompanying Notes to Consolidated Financial Statements.

Supplementary Disclosure of Consolidated Cash Flow Information
	Years Ended December 31,
(in millions)	2025	2024	2023
Cash	$447	$806	$612
Restricted cash included in short-term investments	4	4	3
Restricted cash included in other assets	2	14	13
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$453	$824	$628

Cash (received) paid during the period for:
Interest	$584	$538	$583
Taxes	$192	$252	$20
Non-cash investing activities:
Fixed maturity securities, designated available-for-sale, received in connection with pension risk transfer transactions	$(2,782)	$(1,316)	$(4,317)
Fixed maturity securities, designated fair value option, received in connection with reinsurance transactions	$—	$(232)	$(93)
Fixed maturity securities, designated available-for-sale, transferred in connection with reinsurance transactions	$1,312	$210	$439
Fixed maturity securities, designated fair value option, transferred in connection with reinsurance transactions	$—	$194	$—
Other invested assets securities, transferred in connection with reinsurance transactions	$—	$43	$111
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$6,156	$5,141	$4,501
Fee income debited to policyholder contract deposits included in financing activities	$(2,987)	$(2,879)	$(2,122)
Non-cash capital contributions	$2	$18	$16
See accompanying Notes to Consolidated Financial Statements.

Corebridge | 2025 Form 10-K 151

ITEM 8 | Notes to Consolidated Financial Statements | 1. Overview and Basis of Presentation

1. Overview and Basis of Presentation
OVERVIEW
Corebridge Financial, Inc. (“Corebridge Parent”) is a leading provider of retirement solutions and life insurance products in the United States. Our primary business operations consist of sales of individual and group annuities, life insurance products to individuals and institutional markets products. Corebridge Parent common stock, par value $0.01 per share, is listed on the New York Stock Exchange (NYSE:CRBG). The terms “Corebridge,” “we,” “us,” “our” or the “Company” mean Corebridge Parent and its consolidated subsidiaries, unless the context refers to Corebridge Parent only. Subsidiaries of Corebridge Parent include: AGC Life Insurance Company (“AGC”), American General Life Insurance Company (“AGL”), The Variable Annuity Life Insurance Company (“VALIC”), The United States Life Insurance Company in the City of New York (“USL”), Corebridge Insurance Company of Bermuda, Ltd. (“CRBG Bermuda”) and SAFG Capital LLC and its subsidiaries.
As of December 31, 2025, Corebridge’s three largest shareholders, Nippon Life Insurance Company, a mutual company organized under the laws of Japan (“Nippon”), American International Group, Inc. (“AIG”), and Argon Holdco LLC, a wholly-owned subsidiary of Blackstone, owned approximately 24.6%, 10.1% and 12.5% of the outstanding Corebridge Parent common stock, respectively. The term “AIG” means AIG Parent and its consolidated subsidiaries, unless the context refers to AIG Parent only.
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
VARIABLE ANNUITY REINSURANCE TRANSACTION
On June 25, 2025, AGL and USL (the “Ceding Companies” and each, a “Ceding Company”), entered into a Master Transaction Agreement (the “Agreement”) with Corporate Solutions Life Reinsurance Company, an Iowa-domiciled insurance company (“CSLR”), pursuant to which, among other things, subject to the terms and conditions thereof, at the applicable closing of the transactions contemplated thereby, AGL and CSLR, as well as USL and the CSLR, have entered into coinsurance and modified coinsurance agreements, (together the “Reinsurance Agreements” and each, a “Reinsurance Agreement”). Under the terms of the Reinsurance Agreements, the applicable Ceding Company will cede to CSLR 100% of the applicable reinsured liabilities with respect to (i) in-force individual variable annuity contracts issued prior to the effective time of the Reinsurance Agreements, and (ii) only with respect to AGL, new individual variable annuity contracts issued after the effective date of the Reinsurance Agreement. In addition, AGL agreed to sell all of its outstanding membership interests in SunAmerica Asset Management, LLC, an indirect wholly-owned subsidiary of the Company (“SAAMCo”), to Venerable Holdings, Inc., a Delaware corporation (“Venerable”).
The closing with respect to the AGL Reinsurance Agreement occurred on August 1, 2025 while the sale of SAAMCo closed on January 1, 2026 and the USL Reinsurance Agreement closed on January 2, 2026.
SALE OF BUSINESSES
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
•valuation of market risk benefits (“MRBs”), including ceded MRBs, related to guaranteed benefit features (collectively known as “GMxBs”), of variable annuity, fixed annuity and fixed index annuity products;
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

Corebridge | 2025 Form 10-K 152

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
Amounts received as payment for investment-oriented contracts such as universal life, variable annuities, fixed annuities, fixed index annuities and registered index-linked annuities, are reported as deposits to Policyholder contract deposits or Separate account liabilities, as applicable. Revenues from these contracts are recorded in policy fees and consist of policy charges for the cost of insurance, policy administration charges, surrender charges and amortization of URR. Policy fees are recognized as revenues in the period in which they are assessed against policyholders, unless the fees are designed to compensate Corebridge for services to be provided in the future. Fees deferred as unearned revenue are amortized on a constant level basis over the estimated lives of the contracts, consistent with the amortization of deferred acquisition costs. This URR is recorded in the Consolidated Balance Sheets in Other policyholder funds.
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

Corebridge | 2025 Form 10-K 153

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
Other assets consist of deferred sales inducement assets, prepaid expenses, deposit assets arising from reinsurance agreements, other deferred charges, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, restricted cash and derivative assets.
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. This accounting treatment results in amounts paid or received by our insurance subsidiaries to be considered on deposit with the reinsurer and such amounts are reported in deposit assets, net of deferred gains, on the Consolidated Balance Sheets. As amounts are paid or received, consistent with the underlying contracts, deposit assets are adjusted.
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

Corebridge | 2025 Form 10-K 154

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
ACCOUNTING STANDARDS ADOPTED DURING 2025
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
Income Taxes
In December 2023, the FASB issued an ASU to address improvements to income tax disclosures. The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid. The standard was adopted for the year ended December 31, 2025.
FUTURE APPLICATION OF ACCOUNTING STANDARDS
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
•Life Insurance – consists of term and universal life insurance products in the United States. The International Life business issued individual and group life insurance in the United Kingdom. On October 31, 2023 Corebridge completed the sale of Laya and on April 8, 2024, Corebridge completed the sale of AIG Life U.K.
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
–results of our legacy insurance lines ceded to Fortitude Re; and
–results of our individual variable annuity business that is reinsured to CSLR.
The closing with respect to the AGL Reinsurance Agreement occurred on August 1, 2025. Accordingly, retrospectively, effective in the third quarter of 2025, our individual variable annuity business previously reported in the Individual Retirement segment, is now included within Corporate and Other, consistent with how the chief operating decision maker (“CODM”) assesses its performance and allocates its resources. Prior periods presented herein have been recast to conform to the new segment presentation. Additionally, the results of operations from the variable annuity business have been excluded from Adjusted Pre-Tax Operating Income (“APTOI”) as they are not indicative of our ongoing business operations.

Corebridge | 2025 Form 10-K 155

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
•losses from the impairment of goodwill, if any; and
•income and loss from divested or run-off business, if any.

Corebridge | 2025 Form 10-K 156

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Total Corebridge	Adjustments	Total Consolidated
Year Ended December 31, 2025
Premiums	$100	$10	$1,466	$4,260	$—	$5,836	$28	$5,864
Policy fees	310	441	1,443	206	—	2,400	333	2,733
Net investment income(a)	6,012	1,878	1,323	2,565	54	11,832	1,292	13,124
Net realized gains (losses)(a)(b)	—	—	—	—	(1)	(1)	(3,957)	(3,958)
Advisory fee and other income	—	361	2	3	30	396	322	718
Total adjusted revenues	6,422	2,690	4,234	7,034	83	20,463	(1,982)	18,481
Policyholder benefits	129	13	2,630	5,325	11	8,108	65	8,173
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	484	484
Interest credited to policyholder account balances	3,384	1,208	325	998	—	5,915	18	5,933
Amortization of deferred policy acquisition costs	475	91	335	17	—	918	132	1,050
Non-deferrable insurance commissions	172	127	60	20	2	381	172	553
Advisory fee expenses	22	127	2	—	—	151	124	275
General operating expenses(c)	357	400	469	87	214	1,527	475	2,002
Interest expense	—	—	—	—	521	521	31	552
Total benefits and expenses	4,539	1,966	3,821	6,447	748	17,521	1,501	19,022
Noncontrolling interests	—	—	—	—	24	24
Adjusted pre-tax operating income (loss)	$1,883	$724	$413	$587	$(641)	$2,966
Adjustments to:
Total revenue						(1,982)
Total expenses						1,501
Noncontrolling interests						(24)
Income before income tax expense (benefit)						$(541)		$(541)

Year Ended December 31, 2024
Premiums	$107	$12	$1,483	$2,894	$—	$4,496	$30	$4,526
Policy fees	266	442	1,465	197	—	2,370	531	2,901
Net investment income(a)	5,413	1,920	1,321	2,127	11	10,792	1,436	12,228
Net realized gains (losses)(a)(b)	—	—	—	—	85	85	(1,968)	(1,883)
Advisory fee and other income	1	343	82	8	47	481	454	935
Total adjusted revenues	5,787	2,717	4,351	5,226	143	18,224	483	18,707
Policyholder benefits	99	13	2,681	3,821	—	6,614	18	6,632
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	(227)	(227)
Interest credited to policyholder account balances	2,761	1,206	336	799	—	5,102	138	5,240
Amortization of deferred policy acquisition costs	405	85	344	13	—	847	213	1,060
Non-deferrable insurance commissions	132	120	58	20	2	332	256	588
Advisory fee expenses	18	134	2	—	—	154	132	286
General operating expenses	332	415	469	78	224	1,518	498	2,016
Interest expense	—	—	—	—	524	524	30	554
Net (gain) on divestitures	—	—	—	—	—	—	(245)	(245)
Total benefits and expenses	3,747	1,973	3,890	4,731	750	15,091	813	15,904
Noncontrolling interests	—	—	—	—	34	34
Adjusted pre-tax operating income (loss)	$2,040	$744	$461	$495	$(573)	$3,167
Adjustments to:
Total revenue						483
Total expenses						813
Noncontrolling interests						(34)
Income before income tax expense (benefit)						$2,803		$2,803

Corebridge | 2025 Form 10-K 157

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Total Corebridge	Adjustments	Total Consolidated
Year Ended December 31, 2023
Premiums	$179	$20	$1,776	$5,607	$—	$7,582	$31	$7,613
Policy fees	210	406	1,488	195	—	2,299	498	2,797
Net investment income(a)	4,605	1,996	1,282	1,586	67	9,536	1,542	11,078
Net realized gains (losses)(a)(b)	—	—	—	—	(2)	(2)	(3,570)	(3,572)
Advisory fee and other income	—	309	93	2	54	458	426	884
Total adjusted revenues	4,994	2,731	4,639	7,390	119	19,873	(1,073)	18,800
Policyholder benefits	172	31	2,838	6,298	(3)	9,336	26	9,362
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	(6)	(6)
Interest credited to policyholder account balances	2,167	1,182	340	600	—	4,289	138	4,427
Amortization of deferred policy acquisition costs	356	82	379	9	—	826	216	1,042
Non-deferrable insurance commissions	111	124	88	19	2	344	244	588
Advisory fee expenses	19	118	2	—	—	139	122	261
General operating expenses	274	440	619	85	261	1,679	603	2,282
Interest expense	—	—	—	—	552	552	28	580
Net (gain) loss on divestitures	—	—	—	—	—	—	(676)	(676)
Total benefits and expenses	3,099	1,977	4,266	7,011	812	17,165	695	17,860
Noncontrolling interests	—	—	—	—	68	68
Adjusted pre-tax operating income (loss)	$1,895	$754	$373	$379	$(625)	$2,776
Adjustments to:
Total revenue						(1,073)
Total expenses						695
Noncontrolling interests						(68)
Income before income tax expense (benefit)						$940		$940
(a)Adjustments include Fortitude Re activity of $(441) million, $604 million and $(590) million for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
(c)Adjustments include restructuring and other costs. For the year ended December 31, 2025, restructuring and other costs primarily include severance related costs and ongoing modernization initiatives.
Corebridge does not report total assets by segment, as we do not use this metric to allocate resources or evaluate segment performance.
The following table presents Corebridge’s consolidated total revenues by major geographic area:

	Total Revenues*
(in millions)	2025	2024	2023
North America	$18,481	$18,596	$18,221
International	—	111	579
Consolidated	$18,481	$18,707	$18,800
*    Revenues are generally reported according to the geographic location of the legal entity. International revenues consisted of revenues from Laya and AIG Life U.K. On October 31, 2023 Corebridge completed the sale of Laya and on April 8, 2024, Corebridge completed the sale of AIG Life U.K.

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

Corebridge | 2025 Form 10-K 158

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
VALUATION METHODOLOGIES OF FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
Incorporation of credit risk in fair value measurements
•Our own credit risk: Fair value measurements for certain liabilities incorporate our own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to us at the balance sheet date by reference to observable Corebridge credit default swaps (“CDS”) or cash bond spreads. We calculate the effect of credit spread changes using discounted cash flow techniques that incorporate current market interest rates. A derivative counterparty’s net credit exposure to us is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with us, as well as collateral we post with the counterparty at the balance sheet date. We also incorporate our own risk of non-performance in the valuation of market risk benefits associated with variable annuity, fixed annuity, fixed index annuity and registered index-linked annuity contracts and embedded derivatives associated with fixed index annuity, registered index-linked annuity contracts and index universal life. The non-performance risk adjustment (“NPA”) reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected cash flows in the valuation of market risk benefits and embedded derivatives. The non-performance risk adjustment is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our insurance operations companies.
•Counterparty credit risk: Fair value measurements for freestanding derivatives incorporate counterparty credit by determining the explicit cost for us to protect against our net credit exposure to each counterparty at the balance sheet date by reference to observable counterparty CDS spreads, when available. When not available, other directly or indirectly observable credit spreads will be used to derive the best estimates of the counterparty spreads. Our net credit exposure to a counterparty is determined based on master netting agreements, which take into consideration all derivative positions with the counterparty, as well as collateral posted by the counterparty at the balance sheet date. We also incorporate counterparty credit risk of non-performance in the valuation of ceded market risk benefits resulting from reinsurance of certain of our individual variable annuities.
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

Corebridge | 2025 Form 10-K 159

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

Corebridge | 2025 Form 10-K 160

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
Private equity fund investments are not redeemable because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments. Total unfunded commitments on these private equity fund investments totaled $3.4 billion and $2.6 billion as of December 31, 2025 and 2024, respectively.
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

Corebridge | 2025 Form 10-K 161

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Market risk benefits and Embedded derivatives within Policyholder contract deposits
MRBs are contracts or contract features that provide protection to the policyholder and expose the insurance entity to other-than-nominal capital market risk. Certain of our variable annuity, fixed annuity, fixed index annuity and registered index-linked annuity contracts contain guaranteed benefit features which are accounted for as MRBs and are recorded at fair value, with certain changes recorded to net income. Our fixed index annuity, registered index-linked annuity and index universal life contracts include additional features which can provide growth potential based in part on the performance of market indices. These growth features are accounted for as embedded derivatives as their host contracts do not meet the definition of a standalone derivative. Embedded derivatives get bifurcated from their host contract and are recorded at fair value within policyholder contract deposits, with changes in the fair value recorded to net income.
The valuation of the contract features that are MRBs and embedded derivatives (collectively “the valuations”), are measured as the present value of the projected cash flows over the expected lives of the contracts using a risk-neutral valuation framework, calibrated to observable interest rate and equity option prices, and incorporates policyholder behavior and capital market assumptions. Assumptions used to develop the projected cash flows are set for the contract and are then applied consistently to each applicable feature within that contract to develop the valuations. Since there is no observable active market for the transfer of these contract features, the valuations are calculated using internally developed models. An option-based approach is used for all contracts with the exception of variable annuity contracts which use a non-option-based approach where a portion of actual fees (i.e., attributed fees) is determined such that the present value of expected benefits less attributed fees is zero at issue and this calculated ratio gets locked in and is utilized in each policy valuation going forward.
In some instances, the projected cash flows from fees related to the MRBs, when applicable, may exceed projected cash flows related to the expected benefit payments and therefore, at a point in time, the carrying value of the MRBs may be in a net asset position. The portion of the contract fees, if any, not attributed to the MRBs is excluded from the fair value measurement and classified as policy fees and recorded to net income.
The projected cash flows incorporate various assumptions. Policyholder behavior assumptions including lapses, withdrawals, benefit utilization, and mortality use best estimate assumptions based primarily on our historical experience, along with a risk margin that a market participant would require to accept the risk and uncertainty of the projected cash flows. Capital market assumptions include items such as market volatility, interest rates, and our market-perceived non-performance risk under the contract. Additionally, projected cash flows for the embedded derivatives can be refined further for our ability to adjust the participation rates and caps on index-linked interest credited features.
Projected cash flows are discounted using the interest rate swap curve (“swap curve”), which is viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, Secured Overnight Financing Rate (“SOFR”) leg of a related tenor. We also incorporate our own risk of market-perceived non-performance in the valuations, which reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected cash flows. The NPA is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our companies. The corporate credit indices are observable for the first 30 years. For years 30 to 50, the yield is derived using market observable yields. Yields for years 50 to 100 are extrapolated using a flat forward approach, maintaining a constant forward spread through the period. MRBs are measured using a NPA that is a locked-in estimate of our claims-paying ability at policy issue (“locked-in NPA”) as well as a NPA that reflects an estimate of our current claims-paying ability (“current NPA”).
When MRBs are remeasured each period, both the interest rates and current NPA are updated. Changes in the swap curve and the time value accretion of the at-issue NPA are recorded to net income while the difference between the MRBs measured using the at-issue NPA and the current NPA is recorded to OCI, except for ceded MRBs where the change in counterparty credit risk is recorded to net income. For embedded derivatives, changes in the interest rates and the period-over-period change in the NPA are recorded to net income.
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

Corebridge | 2025 Form 10-K 162

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$10	$1,327	$—	$—	$—	$1,337
Obligations of states, municipalities and political subdivisions	—	3,725	761	—	—	4,486
Non-U.S. governments	—	4,487	—	—	—	4,487
Corporate debt	—	121,390	681	—	—	122,071
RMBS	—	10,495	5,855	—	—	16,350
CMBS	—	8,563	744	—	—	9,307
CLO	—	7,037	2,055	—	—	9,092
ABS	—	1,814	20,437	—	—	22,251
Total bonds available-for-sale	10	158,838	30,533	—	—	189,381
Other bond securities:
U.S. government and government sponsored entities	—	192	—	—	—	192
Obligations of states, municipalities and political subdivisions	—	33	1	—	—	34
Non-U.S. governments	—	75	—	—	—	75
Corporate debt	—	2,709	205	—	—	2,914
RMBS	—	50	87	—	—	137
CMBS	—	201	16	—	—	217
CLO	—	542	43	—	—	585
ABS	—	65	1,188	—	—	1,253
Total other bond securities	—	3,867	1,540	—	—	5,407
Equity securities	10	—	69	—	—	79
Other invested assets(b)	—	—	1,498	—	—	1,498
Derivative assets:
Interest rate contracts	—	894	22	—	—	916
Foreign exchange contracts	—	711	—	—	—	711
Equity contracts	6	7,519	863	—	—	8,388
Credit contracts	—	—	—	—	—	—
Other contracts	—	—	14	—	—	14
Counterparty netting and cash collateral	—	—	—	(6,106)	(3,482)	(9,588)
Total derivative assets	6	9,124	899	(6,106)	(3,482)	441
Short-term investments	661	963	—	—	—	1,624
Market risk benefit assets	—	—	2,392	—	—	2,392
Separate account assets	91,582	4,003	—	—	—	95,585
Total	$92,269	$176,795	$36,931	$(6,106)	$(3,482)	$296,407
Liabilities:
Policyholder contract deposits(c)	$—	$134	$12,022	$—	$—	$12,156
Derivative liabilities:
Interest rate contracts	—	1,611	22	—	—	1,633
Foreign exchange contracts	—	554	—	—	—	554
Equity contracts	7	4,795	98	—	—	4,900
Other contracts	—	—	4	—	—	4
Counterparty netting and cash collateral	—	—	—	(6,106)	(686)	(6,792)
Total derivative liabilities	7	6,960	124	(6,106)	(686)	299
Fortitude Re funds withheld payable(d)	—	—	3,795	—	—	3,795
Other liabilities	—	23	—	—	—	23
Market risk benefit liabilities	—	—	7,309	—	—	7,309
Total	$7	$7,117	$23,250	$(6,106)	$(686)	$23,582

Corebridge | 2025 Form 10-K 163

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

December 31, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$9	$1,359	$—	$—	$—	$1,368
Obligations of states, municipalities and political subdivisions	—	3,916	745	—	—	4,661
Non-U.S. governments	—	3,904	—	—	—	3,904
Corporate debt	—	104,644	1,834	—	—	106,478
RMBS	—	9,739	6,045	—	—	15,784
CMBS	—	8,956	621	—	—	9,577
CLO	—	7,956	2,162	—	—	10,118
ABS	—	1,384	17,566	—	—	18,950
Total bonds available-for-sale	9	141,858	28,973	—	—	170,840
Other bond securities:
U.S. government and government sponsored entities	—	188	—	—	—	188
Obligations of states, municipalities and political subdivisions	—	33	1	—	—	34
Non-U.S. governments	—	27	—	—	—	27
Corporate debt	—	2,727	209	—	—	2,936
RMBS	—	53	98	—	—	151
CMBS	—	206	14	—	—	220
CLO	—	419	59	—	—	478
ABS	—	68	1,160	—	—	1,228
Total other bond securities	—	3,721	1,541	—	—	5,262
Equity securities	15	—	41	—	—	56
Other invested assets(b)	—	—	1,647	—	—	1,647
Derivative assets:
Interest rate contracts	—	2,556	364	—	—	2,920
Foreign exchange contracts	—	1,271	—	—	—	1,271
Equity contracts	1	2,390	654	—	—	3,045
Other contracts	—	1	13	—	—	14
Counterparty netting and cash collateral	—	—	—	(4,494)	(2,563)	(7,057)
Total derivative assets	1	6,218	1,031	(4,494)	(2,563)	193
Short-term investments	351	1,088	—	—	—	1,439
Market risk benefit assets	—	—	1,332	—	—	1,332
Separate account assets	90,400	3,488	—	—	—	93,888
Total	$90,776	$156,373	$34,565	$(4,494)	$(2,563)	$274,657
Liabilities:
Policyholder contract deposits(c)	$—	$120	$9,415	$—	$—	$9,535
Derivative liabilities:
Interest rate contracts	—	3,452	—	—	—	3,452
Foreign exchange contracts	—	268	—	—	—	268
Equity contracts	7	1,530	9	—	—	1,546
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(4,494)	(664)	(5,158)
Total derivative liabilities	7	5,250	11	(4,494)	(664)	110
Fortitude Re funds withheld payable(d)	—	—	2,223	—	—	2,223
Market risk benefit liabilities	—	—	5,616	—	—	5,616
Total	$7	$5,370	$17,265	$(4,494)	$(664)	$17,484
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes private equity fund and hedge fund investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent). Total private equity fund investments measured at NAV were $6.5 billion and $5.9 billion as of December 31, 2025 and December 31, 2024, respectively. Total hedge fund investments measured at NAV were $121 million and $210 million as of December 31, 2025 and December 31, 2024.
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

Corebridge | 2025 Form 10-K 164

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the years ended December 31, 2025 and 2024 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2025 and 2024:

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Year Ended December 31, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$745	$(3)	$(1)	$(4)	$24	$—	$—	$761	$—	$(19)
Corporate debt	1,834	(49)	1	369	626	(2,100)	—	681	—	(20)
RMBS	6,045	167	54	(179)	80	(312)	—	5,855	—	62
CMBS	621	24	31	(156)	224	—	—	744	—	30
CLO	2,162	20	4	339	15	(485)	—	2,055	—	5
ABS	17,566	188	435	1,567	1,254	(573)	—	20,437	—	302
Total bonds available-for-sale	28,973	347	524	1,936	2,223	(3,470)	—	30,533	—	360
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	209	(2)	—	(14)	199	(187)	—	205	(3)	—
RMBS	98	5	—	(8)	—	(8)	—	87	5	—
CMBS	14	2	—	—	—	—	—	16	2	—
CLO	59	(5)	—	7	—	(18)	—	43	(9)	—
ABS	1,160	40	—	(14)	2	—	—	1,188	22	—
Total other bond securities	1,541	40	—	(29)	201	(213)	—	1,540	17	—
Equity securities	41	17	—	4	7	—	—	69	15	—
Other invested assets	1,647	(47)	54	(116)	—	(40)	—	1,498	(15)	—
Total(a)	$32,202	$357	$578	$1,795	$2,431	$(3,723)	$—	$33,640	$17	$360

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Liabilities:
Policyholder contract deposits	$9,415	$1,921	$—	$686	$—	$—	$—	$12,022	$796	$—
Derivative liabilities, net:
Interest rate contracts	(364)	105	—	259	—	—	—	—	—	—
Equity contracts	(645)	33	—	(153)	—	—	—	(765)	98	—
Other contracts	(11)	(63)	—	64	—	—	—	(10)	62	—
Total derivative liabilities, net(b)	(1,020)	75	—	170	—	—	—	(775)	160	—
Fortitude Re funds withheld payable	2,223	1,673	—	(152)	—	—	51	3,795	(472)	—
Total(c)	$10,618	$3,669	$—	$704	$—	$—	$51	$15,042	$484	$—

Corebridge | 2025 Form 10-K 165

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Year Ended December 31, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$844	$(1)	$(72)	$(4)	$—	$(22)	$—	$745	$—	$(77)
Corporate debt	1,357	12	(2)	(94)	1,057	(496)	—	1,834	—	(34)
RMBS	5,854	290	31	155	21	(304)	(2)	6,045	—	30
CMBS	608	1	95	(180)	252	(155)	—	621	—	22
CLO	1,843	17	28	553	41	(320)	—	2,162	—	29
ABS	12,906	391	305	3,282	1,161	(479)	—	17,566	—	272
Total bonds available-for-sale	23,412	710	385	3,712	2,532	(1,776)	(2)	28,973	—	242
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	167	15	—	10	20	(3)	—	209	10	—
RMBS	107	5	—	(11)	—	(3)	—	98	3	—
CMBS	17	1	—	(4)	—	—	—	14	1	—
CLO	69	(2)	—	7	—	(16)	1	59	—	—
ABS	962	66	—	223	21	(112)	—	1,160	29	—
Total other bond securities	1,323	85	—	225	41	(134)	1	1,541	43	—
Equity securities	42	1	—	5	—	—	(7)	41	—	—
Other invested assets	1,850	(49)	(15)	13	—	(136)	(16)	1,647	(56)	—
Total(a)	$26,627	$747	$370	$3,955	$2,573	$(2,046)	$(24)	$32,202	$(13)	$242
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Liabilities:
Policyholder contract deposits	$7,942	$859	$—	$614	$—	$—	$—	$9,415	$1,472	$—
Derivative liabilities, net:
Interest rate contracts	(449)	(170)	—	(84)	—	—	339	(364)	255	—
Equity contracts	(761)	(38)	—	141	—	—	13	(645)	(107)	—
Other contracts	(10)	(45)	—	44	—	—	—	(11)	44	—
Total derivative liabilities, net(b)	(1,220)	(253)	—	101	—	—	352	(1,020)	192	—
Fortitude Re funds withheld payable	2,182	518	—	(477)	—	—	—	2,223	531	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$8,904	$1,124	$—	$238	$—	$—	$352	$10,618	$2,195	$—
(a)Excludes MRB assets of $2.4 billion at December 31, 2025 and $1.3 billion at December 31, 2024. See Note 14 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $7.3 billion at December 31, 2025 and $5.6 billion at December 31, 2024. See Note 14 for additional information.

Corebridge | 2025 Form 10-K 166

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Year Ended December 31, 2025
Assets:
Bonds available-for-sale	$—	$363	$(16)	$—	$347
Other bond securities	—	40	—	—	40
Equity securities	—	17	—	—	17
Other invested assets	—	(20)	(27)	—	(47)
Year Ended December 31, 2024
Assets:
Bonds available-for-sale	$—	$748	$(38)	$—	$710
Other bond securities	—	85	—	—	85
Equity securities	—	1	—	—	1
Other invested assets	—	(49)	—	—	(49)
Year Ended December 31, 2025
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(1,921)	$—	$(1,921)
Derivative liabilities, net	65	—	(140)	—	(75)
Fortitude Re funds withheld payable	—	—	(1,673)	—	(1,673)
Market risk benefit liabilities, net(c)	—	—	—	(164)	(164)
Year Ended December 31, 2024
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(859)	$—	$(859)
Derivative liabilities, net	44	—	269	(60)	253
Fortitude Re funds withheld payable	—	—	(518)	—	(518)
Market risk benefit liabilities, net(c)	—	—	3	1,526	1,529
(a)The portion of the fair value change attributable to our own credit risk is recognized in Other comprehensive income (loss) (“OCI”).
(b)Primarily embedded derivatives.
(c)Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | 2025 Form 10-K 167

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the year ended December 31, 2025 and 2024 related to Level 3 assets and liabilities in the Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net

Year Ended December 31, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$67	$(69)	$(2)	$(4)
Corporate debt	773	(116)	(288)	369
RMBS	614	(63)	(730)	(179)
CMBS	20	(39)	(137)	(156)
CLO	800	(2)	(459)	339
ABS	7,205	(1,891)	(3,747)	1,567
Total bonds available-for-sale	9,479	(2,180)	(5,363)	1,936
Other bond securities:
Corporate debt	10	(12)	(12)	(14)
RMBS	26	(26)	(8)	(8)
CMBS	1	(1)	—	—
CLO	12	—	(5)	7
ABS	122	(17)	(119)	(14)
Total other bond securities	171	(56)	(144)	(29)
Equity securities	17	(6)	(7)	4
Other invested assets	224	—	(340)	(116)
Total assets*	$9,891	$(2,242)	$(5,854)	$1,795
Liabilities:
Policyholder contract deposits	$—	$1,917	$(1,231)	$686
Derivative liabilities, net	—	—	170	170
Fortitude Re funds withheld payable	—	—	(152)	(152)
Total liabilities	$—	$1,917	$(1,213)	$704

Year Ended December 31, 2024
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$22	$(24)	$(2)	$(4)
Corporate debt	507	(330)	(271)	(94)
RMBS	1,552	(583)	(814)	155
CMBS	59	(113)	(126)	(180)
CLO	1,247	(153)	(541)	553
ABS	6,087	(649)	(2,156)	3,282
Total bonds available-for-sale	9,474	(1,852)	(3,910)	3,712
Other bond securities:
Corporate debt	10	—	—	10
RMBS	—	—	(11)	(11)
CMBS	—	(4)	—	(4)
CLO	23	—	(16)	7
ABS	427	(36)	(168)	223
Total other bond securities	460	(40)	(195)	225
Equity securities	7	(2)	—	5
Other invested assets	282	—	(269)	13
Total assets*	$10,223	$(1,894)	$(4,374)	$3,955
Liabilities:
Policyholder contract deposits	$—	$1,564	$(950)	$614
Derivative liabilities, net	—	—	101	101
Fortitude Re funds withheld payable	—	—	(477)	(477)
Total liabilities	$—	$1,564	$(1,326)	$238
*There were no issuances during the years ended December 31, 2025 and 2024 for invested assets.

Corebridge | 2025 Form 10-K 168

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2025 and 2024 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $0 million and $(17) million of net gains (losses) related to assets transferred into Level 3 during the years ended December 31, 2025 and 2024, respectively, and includes $(24) million and $31 million of net gains (losses) related to assets transferred out of Level 3 during the years ended December 31, 2025 and 2024, respectively.
Transfers of Level 3 Assets
During the years ended December 31, 2025 and 2024, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, CMBS, CLO and ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the years ended December 31, 2025 and 2024, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO, ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the years ended December 31, 2025 and 2024.
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

(in millions)	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$723	Discounted cash flow	Yield	5.62% - 5.87% (5.74%)
Corporate debt	$701	Discounted cash flow	Yield	4.92% - 7.62% (5.80%)
RMBS(c)	$2,847	Discounted cash flow	Prepayment speed	4.11% - 7.62% (5.87%)
			Default rate	0.39% - 1.98% (1.18%)
			Yield	5.17% - 6.39% (5.78%)
			Loss severity	38.09% - 84.11% (61.10%)
CLO(c)	$1,939	Discounted cash flow	Yield	5.02% - 6.32% (5.67%)
ABS(c)	$18,129	Discounted cash flow	Yield	4.64% - 7.24% (5.94%)
CMBS	$696	Discounted cash flow	Yield	3.80% - 19.92% (11.58%)
Market risk benefit assets	$2,392	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.15% - 2.13%

Corebridge | 2025 Form 10-K 169

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,651	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.15% - 2.13%
Fixed annuities guaranteed benefits	$1,817	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.16% - 2.13%
Fixed index annuities guaranteed benefits	$3,841	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.16% - 2.13%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$9,996	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.16% - 2.13%
Registered index-linked annuities	$765	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	1.00% - 50.00%
			Dynamic lapse multiplier(e)	95.00% - 220.00%
			Mortality multiplier(e)(f)	96.65% - 147.29%
			Utilization(g)	1.70% - 18.09%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.16% - 2.13%

Index universal life	$1,261	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.88% - 20.17%
			NPA(h)	0.16% - 2.13%

Corebridge | 2025 Form 10-K 170

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$746	Discounted cash flow	Yield	5.53% - 5.88% (5.70%)
Corporate debt	$1,822	Discounted cash flow	Yield	4.94% - 10.38% (7.35%)
RMBS(c)	$2,892	Discounted cash flow	Prepayment speed	3.92% - 8.91% (6.42%)
			Default rate	0.57% - 2.32% (1.45%)
			Yield	5.75% - 6.90% (6.33%)
			Loss severity	40.19% - 80.78% (60.49%)
CLO(c)	$2,104	Discounted cash flow	Yield	6.13% - 7.40% (6.77%)
ABS(c)	$15,888	Discounted cash flow	Yield	5.10% - 7.83% (6.47%)
CMBS	$607	Discounted cash flow	Yield	4.80% - 20.87% (12.56%)
Market risk benefit assets	$1,332	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,424	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Fixed annuities guaranteed benefits	$1,359	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(g)	0.27% - 2.65%
Fixed index annuities guaranteed benefits	$2,833	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$8,390	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%

Corebridge | 2025 Form 10-K 171

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Registered index-linked annuities(i)	$17	Discounted cash flow	Equity volatility	5.85% - 46.05%
			Base lapse rate	1.00% - 50.00%
			Dynamic lapse multiplier(e)	95.00% - 220.00%
			Mortality multiplier(e)(f)	96.65% - 147.29%
			Utilization(g)	1.70% - 18.09%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.27% - 2.65%
Index universal life	$1,008	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.85% - 19.63%
			NPA(h)	0.27% - 2.65%
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
(h)The NPA applied as a spread over risk-free curve for discounting. The NPA for ceded market risk benefits includes the NPA of CSLR at December 31, 2025.
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $2.0 billion and $1.8 billion at December 31, 2025 and December 31, 2024, respectively.
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

Corebridge | 2025 Form 10-K 172

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
•Equity and interest rate correlation estimates the relationship between changes in equity returns and interest rates in the economic scenario generator used to value our MRBs. In general, a higher positive correlation assumes that equity markets and interest rates move in a more correlated fashion, which generally increases the fair value of the liability. Only our fixed index annuities with a GMWB rider are subject to the equity and interest correlation assumption. Other policies such as accumulation fixed index annuity and index universal life products do not use a correlation assumption.
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
•Non-performance or “own credit” risk adjustment used in the valuation of MRBs and embedded derivatives, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the “NPA spread”) to the curve used to discount projected cash flows. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the MRBs and embedded derivatives, resulting in a gain in Accumulated other comprehensive income (“AOCI”) or Net realized gains (losses), respectively, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the MRBs and embedded derivatives, resulting in a loss in AOCI or Net realized gains (losses), respectively. Additionally, the nonperformance risk assumption includes the counterparty credit risk used in the fair value measurement of ceded market risk benefits associated with reinsurance arrangements for certain individual variable annuities, which is determined using the current market credit spreads based on the counterparty credit rating.
•Policyholder behavior assumptions including lapses, withdrawals, benefit utilization and mortality incorporate a risk margin that a market participant would require to accept the risk and uncertainty of the projected cash flows.
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

Corebridge | 2025 Form 10-K 173

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
For additional information on securities and other invested assets for which we have elected the fair value option see Note 5.
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2025	2024	2023
Assets:
Other bond securities(a)	$463	$369	$340
Alternative investments(b)	445	307	115
Total assets	908	676	455
Liabilities:
Policyholder contract deposits(c)	(1)	4	3
Total liabilities	(1)	4	3
Total gain (loss)	$907	$680	$458
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

Corebridge | 2025 Form 10-K 174

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Years Ended December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2025	2024	2023
December 31, 2025
Other investments	$—	$—	$164	$164	$61	$66	$13
Total	$—	$—	$164	$164	$61	$66	$13
December 31, 2024
Other investments	$—	$—	$117	$117
Total	$—	$—	$117	$117
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
•Other Assets: Primarily represents balances related to reinsurance deposit assets. Fair values for deposit assets are based on discounted cash flow methodologies using significant unobservable inputs.
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

Corebridge | 2025 Form 10-K 175

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
December 31, 2025
Assets:
Mortgage and other loans receivable	$—	$26	$52,705	$52,731	$54,481
Other invested assets	—	—	306	306	306
Short-term investments	—	4,051	—	4,051	4,051
Cash	447	—	—	447	447
Other assets*	—	1	2,189	2,190	2,470
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	49	159,937	159,986	163,638
Fortitude Re funds withheld payable	—	—	19,853	19,853	19,853
Other liabilities	—	4,493	2	4,495	4,493
Short-term and long-term debt	—	9,119	—	9,119	9,359
Debt of consolidated investment entities	—	27	1,367	1,394	1,547
Separate account liabilities - investment contracts	—	90,864	—	90,864	90,864
December 31, 2024
Assets:
Mortgage and other loans receivable	$—	$21	$49,560	$49,581	$52,768
Other invested assets	—	279	—	279	279
Short-term investments	—	3,542	—	3,542	3,542
Cash	806	—	—	806	806
Other assets	13	1	—	14	14
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	69	146,345	146,414	151,082
Fortitude Re funds withheld payable	—	—	22,068	22,068	22,068
Other liabilities	—	3,027	—	3,027	3,027
Short-term and long-term debt	—	10,083	—	10,083	10,454
Debt of consolidated investment entities	—	29	1,772	1,801	1,938
Separate account liabilities - investment contracts	—	89,802	—	89,802	89,802
*    Primarily includes balances related to reinsurance deposit assets.

5. Investments
FIXED MATURITY SECURITIES
Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available-for-sale or the fair value option has been elected. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2025 or 2024.
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

Corebridge | 2025 Form 10-K 176

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
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
SECURITIES AVAILABLE-FOR-SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs	Allowance for Credit Losses(a)	Gross Unrealized Gains(b)	Gross Unrealized Losses(b)	Fair Value
December 31, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,655	$—	$11	$(329)	$1,337
Obligations of states, municipalities and political subdivisions	5,146	—	30	(690)	4,486
Non-U.S. governments	5,021	—	83	(617)	4,487
Corporate debt	134,444	(94)	2,099	(14,378)	122,071
Mortgage-backed, asset-backed and collateralized:
RMBS	16,297	(8)	658	(597)	16,350
CMBS	9,749	(23)	78	(497)	9,307
CLO	9,036	—	104	(48)	9,092
ABS	22,500	(5)	259	(503)	22,251
Total mortgage-backed, asset-backed and collateralized	57,582	(36)	1,099	(1,645)	57,000
Total bonds available-for-sale	$203,848	$(130)	$3,322	$(17,659)	$189,381

December 31, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,698	$—	$7	$(337)	$1,368
Obligations of states, municipalities and political subdivisions	5,479	—	20	(838)	4,661
Non-U.S. governments	4,734	—	26	(856)	3,904
Corporate debt	123,134	(86)	927	(17,497)	106,478
Mortgage-backed, asset-backed and collateralized:
RMBS	16,077	(15)	562	(840)	15,784
CMBS	10,260	(18)	73	(738)	9,577
CLO	10,020	—	156	(58)	10,118
ABS	19,656	—	146	(852)	18,950
Total mortgage-backed, asset-backed and collateralized	56,013	(33)	937	(2,488)	54,429
Total bonds available-for-sale	$191,058	$(119)	$1,917	$(22,016)	$170,840
(a)Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)Includes mark-to-market movement (“MTM”) relating to embedded derivatives and fair value hedge basis adjustment.

Corebridge | 2025 Form 10-K 177

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

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*
December 31, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$54	$1	$875	$328	$929	$329
Obligations of states, municipalities and political subdivisions	407	46	3,303	644	3,710	690
Non-U.S. governments	360	32	2,515	585	2,875	617
Corporate debt	16,178	1,351	55,136	13,002	71,314	14,353
RMBS	1,949	139	4,146	446	6,095	585
CMBS	1,023	14	4,785	478	5,808	492
CLO	2,826	36	658	12	3,484	48
ABS	3,231	66	5,697	437	8,928	503
Total bonds available-for-sale	$26,028	$1,685	$77,115	$15,932	$103,143	$17,617

December 31, 2024
Bonds available-for-sale:
U.S. government and government sponsored entities	$264	$17	$676	$320	$940	$337
Obligations of states, municipalities and political subdivisions	645	46	3,504	792	4,149	838
Non-U.S. governments	922	76	2,587	780	3,509	856
Corporate debt	24,777	2,176	60,591	15,291	85,368	17,467
RMBS	3,164	101	4,964	716	8,128	817
CMBS	839	32	5,665	700	6,504	732
CLO	1,293	31	935	27	2,228	58
ABS	3,620	86	7,711	766	11,331	852
Total bonds available-for-sale	$35,524	$2,565	$86,633	$19,392	$122,157	$21,957
*Includes mark to market movement relating to embedded derivatives and fair value hedge basis adjustment.
At December 31, 2025, we held 11,154 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 8,986 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2024, we held 14,190 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 11,054 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2025 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available-for-Sale
The following table presents the amortized cost and fair value of fixed maturity securities available-for-sale by contractual maturity:

	Total Fixed Maturity Securities Available-for-sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
December 31, 2025
Due in one year or less	$3,428	$3,418
Due after one year through five years	25,404	25,441
Due after five years through ten years	31,883	31,830
Due after ten years	85,457	71,692
Mortgage-backed, asset-backed and collateralized	57,546	57,000
Total	$203,718	$189,381
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Corebridge | 2025 Form 10-K 178

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Years Ended December 31,
	2025		2024		2023
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$85	$(894)	$80	$(1,274)	$100	$(451)
For the years ended December 31, 2025, 2024, and 2023, the aggregate fair value of available-for-sale securities sold was $13.5 billion, $7.9 billion, and $7.6 billion respectively, which resulted in Net realized gains (losses) of $(809) million, $(1,194) million, and $(351) million respectively. Included within the Net realized gains (losses) are $(20) million, $(53) million, and $(73) million of realized gains (losses) for the years ended December 31, 2025, 2024, and 2023 respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	December 31, 2025		December 31, 2024
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$192	4%	$188	4%
Obligations of states, municipalities and political subdivisions	34	1	34	1
Non-U.S. governments	75	1	27	1
Corporate debt	2,914	53	2,936	54
Mortgage-backed, asset-backed and collateralized:
RMBS	137	2	151	3
CMBS	217	4	220	4
CLO	585	11	478	9
ABS	1,253	23	1,228	23
Total mortgage-backed, asset-backed and collateralized	2,192	40	2,077	39
Total fixed maturity securities	5,407	99	5,262	99
Equity securities	79	1	56	1
Total	$5,486	100%	$5,318	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	December 31, 2025	December 31, 2024
Alternative investments(a)(b)	$8,123	$7,829
Investment real estate(c)	985	1,426
All other investments(d)	1,127	596
Total	$10,235	$9,851
(a)At December 31, 2025, included hedge funds of $121 million and private equity funds of $8.0 billion. At December 31, 2024, included hedge funds of $210 million and private equity funds of $7.6 billion.
(b)All liquid hedge fund investments have been redeemed. The remaining investments, excluding those in the modco agreement with Fortitude Re, are in illiquid and/or side pocket vehicles whose liquidation horizons are uncertain and likely to extend over the coming quarters and/or years.
(c)Net of accumulated depreciation of $406 million and $528 million as of December 31, 2025 and December 31, 2024, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at December 31, 2025 and December 31, 2024, respectively.
Other Invested Assets Carried at Fair Value
Certain hedge funds, private equity funds, and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income.

Corebridge | 2025 Form 10-K 179

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
Other Invested Assets – Equity Method Investments
We account for hedge funds, private equity funds and other investment partnerships using the equity method of accounting unless our interest is so minor that we may have virtually no influence over partnership operating and financial policies, or we have elected the fair value option. Under the equity method of accounting, our carrying amount generally is our share of the net asset value of the funds or the partnerships, and changes in our share of the net asset values are recorded in Net investment income. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments. Hedge funds are reported as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag. The financial statements of these investees are generally audited annually. The carrying amount of equity method investments totaled $2.8 billion and $2.6 billion as of December 31, 2025 and December 31, 2024, respectively, representing various ownership percentages each period.
Summarized Financial Information of Equity Method Investees
The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2025	2024	2023
Operating results:
Total revenues	$4,515	$3,400	$2,319
Total expenses	(722)	(652)	(521)
Net income	$3,793	$2,748	$1,798
December 31,
(in millions)		2025	2024
Balance sheet:
Total assets		$30,717	$26,231
Total liabilities		$(2,245)	$(1,338)
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

Corebridge | 2025 Form 10-K 180

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
The following table presents the components of Net investment income:

	Years Ended December 31,
	2025			2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available-for-sale fixed maturity securities, including short-term investments	$9,210	$672	$9,882	$8,796	$740	$9,536	$7,894	$822	$8,716
Other fixed maturity securities	56	407	463	43	326	369	49	291	340
Equity securities	86	—	86	4	—	4	40	—	40
Interest on mortgage and other loans	2,720	169	2,889	2,485	193	2,678	2,160	199	2,359
Alternative investments*	378	115	493	159	146	305	18	86	104
Real estate	32	(1)	31	45	(4)	41	38	—	38
Other investments	48	—	48	60	—	60	61	(1)	60
Total investment income	12,530	1,362	13,892	11,592	1,401	12,993	10,260	1,397	11,657
Investment expenses	738	30	768	734	31	765	550	29	579
Net investment income	$11,792	$1,332	$13,124	$10,858	$1,370	$12,228	$9,710	$1,368	$11,078
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

Corebridge | 2025 Form 10-K 181

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
The following table presents the components of Net realized gains (losses):

	Years Ended December 31,
	2025			2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(789)	$(20)	$(809)	$(1,141)	$(53)	$(1,194)	$(278)	$(73)	$(351)
Intent to sell(a)	(275)	—	(275)	(15)	(32)	(47)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(131)	(21)	(152)	(237)	(7)	(244)	(162)	(9)	(171)
Change in allowance for credit losses on loans	(24)	2	(22)	(66)	18	(48)	(138)	(66)	(204)
Foreign exchange transactions, net of related hedges	(145)	9	(136)	134	7	141	(195)	(10)	(205)
Index-Linked interest credited embedded derivatives, net of related hedges	(400)	—	(400)	(19)	—	(19)	(776)	—	(776)
All other derivatives and hedge accounting(b)	(334)	(54)	(388)	128	(202)	(74)	(53)	(66)	(119)
Sales of alternative investments and real estate investments	33	3	36	159	21	180	50	(2)	48
Other	(120)	(19)	(139)	(60)	—	(60)	(62)	2	(60)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(2,185)	(100)	(2,285)	(1,117)	(248)	(1,365)	(1,614)	(224)	(1,838)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(1,673)	(1,673)	—	(518)	(518)	—	(1,734)	(1,734)
Net realized losses	$(2,185)	$(1,773)	$(3,958)	$(1,117)	$(766)	$(1,883)	$(1,614)	$(1,958)	$(3,572)
(a)Includes the impairment of fixed maturity securities in 2025 that Corebridge has or will transfer or sell in conjunction with the Reinsurance Agreements discussed in Note 1.
(b)Derivative activity related to hedging certain MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Years Ended December 31,
(in millions)	2025	2024
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$5,750	$(1,703)
Other investments	—	3
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$5,750	$(1,700)

The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

	Years Ended December 31,
	2025			2024
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains recognized during the period on equity securities and other investments	$86	$509	$595	$4	$408	$412
Less: Net gains recognized during the period on equity securities and other investments sold during the period	73	7	80	12	16	28
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$13	$502	$515	$(8)	$392	$384

Corebridge | 2025 Form 10-K 182

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
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

Corebridge | 2025 Form 10-K 183

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

	Years Ended December 31,
	2025			2024			2023
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Balance, beginning of year	$33	$86	$119	$55	$73	$128	$27	$121	$148
Additions:
Securities for which allowance for credit losses were not previously recorded	19	143	162	21	90	111	59	84	143
Reductions:
Securities sold during the period	—	(21)	(21)	(21)	(34)	(55)	(2)	(30)	(32)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	(11)	1	(10)	46	87	133	(10)	38	28
Write-offs charged against the allowance	(7)	(116)	(123)	(68)	(131)	(199)	(19)	(140)	(159)
Other	2	1	3	—	1	1	—	—	—
Balance, end of year	$36	$94	$130	$33	$86	$119	$55	$73	$128
We did not purchase any securities with more-than-insignificant credit deterioration since their origination during the years ended December 31, 2025, 2024 and 2023.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	December 31, 2025	December 31, 2024
Fixed maturity securities available-for-sale	$4,405	$2,921
At December 31, 2025 and December 31, 2024, amounts borrowed under repurchase and securities lending agreements totaled $4.5 billion and $3.0 billion, respectively.

Corebridge | 2025 Form 10-K 184

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
December 31, 2025
Bonds available-for-sale:
Non-U.S. governments	$—	$25	$34	$—	$—	$59
Corporate debt	6	598	486	—	—	1,090
Total	$6	$623	$520	$—	$—	$1,149
December 31, 2024
Bonds available-for-sale:
Corporate debt	$12	$675	$—	$—	$—	$687
Total	$12	$675	$—	$—	$—	$687
The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Securities Lending Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
December 31, 2025
Bonds available for sale:
Non-U.S. government	$—	$57	$—	$—	$—	$57
Corporate debt	—	3,199	—	—	—	3,199
Total	$—	$3,256	$—	$—	$—	$3,256
December 31, 2024
Bonds available-for-sale:
Corporate debt	$—	$2,234	$—	$—	$—	$2,234
Total	$—	$2,234	$—	$—	$—	$2,234
There were $0 million and $120 million of reverse repurchase agreements at December 31, 2025 and December 31, 2024, respectively.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $12.1 billion and $9.5 billion at December 31, 2025 and December 31, 2024, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLBs”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $306 million and $279 million of stock in FHLBs at December 31, 2025 and December 31, 2024, respectively. In addition, our subsidiaries have pledged securities available-for-sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $2.9 billion and $8.5 billion, respectively, at December 31, 2025 and $4.2 billion and $3.2 billion, respectively, at December 31, 2024.
Certain GICs recorded in policyholder contract deposits with a carrying value of $48 million and $47 million at December 31, 2025 and December 31, 2024, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $121 million and $62 million at December 31, 2025 and December 31, 2024, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.

Corebridge | 2025 Form 10-K 185

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $650 million and $546 million at December 31, 2025 and December 31, 2024, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modified coinsurance.

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
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	December 31, 2025	December 31, 2024
Commercial mortgages(a)	$37,009	$35,795
Residential mortgages	13,839	12,735
Life insurance policy loans	1,694	1,726
Commercial loans, other loans and notes receivable(b)	2,666	3,283
Total mortgage and other loans receivable	55,208	53,539
Allowance for credit losses(c)	(727)	(771)
Mortgage and other loans receivable, net	$54,481	$52,768
(a)Commercial mortgages primarily represent loans for apartments, offices and industrial properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 17% and 10%, respectively, at December 31, 2025, and 18% and 10%, respectively, at December 31, 2024). The weighted average loan-to-value ratio for NY and CA was 66% and 57% at December 31, 2025, respectively, and 65% and 56% at December 31, 2024, respectively. The debt service coverage ratio for NY and CA was 1.9X and 2.1X at December 31, 2025, respectively, and 1.9X and 2.1X at December 31, 2024, respectively.
(b)There were no loans that were held for sale which are carried at lower of cost or market as of December 31, 2025 and December 31, 2024.
(c)Does not include allowance for credit losses of $7 million and $20 million at December 31, 2025 and December 31, 2024, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of December 31, 2025, $128 million and $0.9 billion of residential mortgage loans and commercial mortgage loans, respectively, are in nonaccrual status. As of December 31, 2024, $93 million and $1.0 billion of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Consolidated Balance Sheets. As of December 31, 2025, accrued interest receivable was $107 million and $175 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2024, accrued interest receivable was $71 million and $154 million associated with residential mortgage loans and commercial mortgage loans, respectively.
A significant majority of commercial mortgages in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for us to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.
Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due. Nonperforming loans were approximately 1% of our loan portfolio for all periods presented.

Corebridge | 2025 Form 10-K 186

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities
CREDIT QUALITY OF COMMERCIAL AND RESIDENTIAL MORTGAGES
The following table presents debt service coverage ratios for commercial mortgages by year of vintage*:

December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
>1.2X	$4,633	$4,154	$1,695	$5,876	$2,333	$14,172	$32,863
1.00 - 1.20X	185	217	275	464	73	1,932	3,146
<1.00X	—	—	23	42	92	843	1,000
Total commercial mortgages	$4,818	$4,371	$1,993	$6,382	$2,498	$16,947	$37,009
December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
>1.2X	$3,997	$2,275	$6,429	$2,589	$1,247	$14,763	$31,300
1.00 - 1.20X	542	284	825	88	214	1,413	3,366
<1.00X	—	—	25	—	—	1,104	1,129
Total commercial mortgages	$4,539	$2,559	$7,279	$2,677	$1,461	$17,280	$35,795
*The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended December 31, 2025 and December 31, 2024. The debt service coverage ratios are updated when additional relevant information becomes available.
The following table presents loan-to-value ratios for commercial mortgages by year of vintage*:

December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
Less than 65%	$4,007	$3,806	$1,824	$3,731	$1,815	$10,145	$25,328
65% to 75%	811	565	146	2,275	421	4,776	8,994
76% to 80%	—	—	—	1	42	549	592
Greater than 80%	—	—	23	375	220	1,477	2,095
Total commercial mortgages	$4,818	$4,371	$1,993	$6,382	$2,498	$16,947	$37,009
December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
Less than 65%	$3,726	$2,234	$4,915	$2,001	$701	$10,903	$24,480
65% to 75%	813	325	2,084	323	556	3,841	7,942
76% to 80%	—	—	—	220	—	592	812
Greater than 80%	—	—	280	133	204	1,944	2,561
Total commercial mortgages	$4,539	$2,559	$7,279	$2,677	$1,461	$17,280	$35,795
*The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60% at December 31, 2025 and 60% at December 31, 2024. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

Corebridge | 2025 Form 10-K 187

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2025
Credit Quality Performance Indicator:
In good standing	576	$13,688	$7,675	$4,114	$8,163	$2,037	$778	$36,455	99%
90 days or less delinquent	1	—	15	—	—	—	—	15	—%
>90 days delinquent or in process of foreclosure(a)	4	1	352	186	—	—	—	539	1%
Total(b)	581	$13,689	$8,042	$4,300	$8,163	$2,037	$778	$37,009	100%
Allowance for credit losses		$28	$360	$164	$14	$27	$1	$594	2%

December 31, 2024
Credit Quality Performance Indicator:
In good standing	591	$14,188	$7,905	$3,899	$6,763	$1,947	$453	$35,155	98%
90 days or less delinquent	2	—	343	—	—	—	—	343	1%
>90 days delinquent or in process of foreclosure	2	—	111	186	—	—	—	297	1%
Total(b)	595	$14,188	$8,359	$4,085	$6,763	$1,947	$453	$35,795	100%
Allowance for credit losses		$36	$430	$103	$28	$29	$—	$626	2%
(a)Includes $21 million of Retail loans and $11 million of Office loans supporting the Fortitude Re Funds Withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at December 31, 2025
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO*:
780 and greater	$595	$974	$570	$616	$2,129	$1,384	$6,268
720 - 779	1,044	1,740	926	529	509	543	5,291
660 - 719	287	578	292	180	125	349	1,811
600 - 659	107	54	17	28	15	158	379
Less than 600	—	—	5	12	7	66	90
Total residential mortgages	$2,033	$3,346	$1,810	$1,365	$2,785	$2,500	$13,839

December 31, 2024
(in millions)	2024	2023	2022	2021	2020	Prior	Total
FICO*:
780 and greater	$1,075	$667	$690	$2,258	$617	$863	$6,170
720 - 779	1,647	1,095	579	582	149	440	4,492
660 - 719	609	355	235	150	38	336	1,723
600 - 659	15	12	34	25	10	146	242
Less than 600	3	2	19	12	5	67	108
Total residential mortgages	$3,349	$2,131	$1,557	$3,027	$819	$1,852	$12,735
*Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On December 31, 2025 and December 31, 2024 residential loans direct to consumers totaled $7.8 billion and $8.4 billion, respectively.
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

Corebridge | 2025 Form 10-K 188

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
The estimate of credit losses also reflects management’s assumptions on certain real estate factors that include, but are not limited to, real estate values and expected rental values plus certain macroeconomic forecasts such as, employment, inflation, and interest rates.
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
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable*:

Years Ended December 31,	2025			2024			2023
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$626	$145	$771	$614	$84	$698	$531	$69	$600
Loans charged off	(76)	(3)	(79)	(6)	(7)	(13)	(106)	—	(106)
Net charge-offs	(76)	(3)	(79)	(6)	(7)	(13)	(106)	—	(106)
Addition to (release of) allowance for loan losses	44	(9)	35	18	68	86	189	15	204
Allowance, end of year	$594	$133	$727	$626	$145	$771	$614	$84	$698
*Does not include allowance for credit losses of $7 million, $20 million and $58 million at December 31, 2025, 2024 and 2023, respectively, in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Consolidated Balance Sheets.
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

Corebridge | 2025 Form 10-K 189

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities
During the years ended December 31, 2025, 2024 and 2023, commercial mortgage loans with an amortized cost of $279 million, $191 million and $66 million, respectively, (including $13 million, $62 million and $54 million supporting the funds withheld arrangements with Fortitude Re) and commercial loans, other loans and notes receivable with an amortized cost of $10 million, $168 million and $168 million (none of which were supporting the funds withheld arrangements with Fortitude Re) were granted term extensions and/or changes in interest payment terms. The modified commercial mortgage loans represent less than 1%, of this portfolio segment for the years ended December 31, 2025, 2024 and 2023. The modified commercial loans, other loans and notes receivable represent less than 1%, 5% and 1%, respectively of this portfolio segment for the years ended December 31, 2025, 2024 and 2023. These modifications added less than 1 year to the weighted average life of loans in each of these two portfolio segments.
There were no loans that defaulted during the years ended December 31, 2025, 2024 and 2023 that had been previously modified with borrowers experiencing financial difficulties.
Corebridge closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers with financial difficulty that have been modified in the previous 12 months are current and performing in conjunction with its modified terms.

7. Reinsurance
In the ordinary course of business, our companies may use ceded reinsurance to limit potential losses, provide additional capacity for growth, minimize exposure to significant risks or to provide greater diversification of our businesses. We may also use assumed reinsurance to diversify our business. Reinsurance premiums ceded are recognized when due, along with corresponding benefits. Amounts recoverable from reinsurers are presented as a component of Reinsurance assets. In addition to contracts which qualify for reinsurance accounting under U.S. GAAP, the Company also manages its risks through contracts which follow deposit accounting.
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
Reinsurance recoverables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. The reinsurance recoverables for coinsurance and modco contracts, along with amounts recoverable on Yearly Renewable Term (“YRT”) treaties, are determined based on updated NPRs, reflecting updated actuarial assumptions using locked-in upper-medium investment instrument yield discount rates with changes recognized as remeasurement gains and losses reported in income. In addition, reinsurance recoverables are remeasured at the balance sheet date using current upper-medium grade discount rates with changes reported in OCI. For reinsurance agreements that reinsure existing, or non-contemporaneous (in-force) traditional and limited payment long-duration insurance contracts, the reinsurance recoverable is measured using the upper-medium grade fixed-income instrument yield discount rate assumption related to the effective date of the reinsurance contract. Therefore, for non-contemporaneous reinsurance agreements executed after January 1, 2021, the locked-in rate to accrete interest into the income statement related to the reinsurance recoverable would be different from the locked-in rate used for accreting interest on the direct reserve for future policy benefits. Certain reinsured guaranteed benefits previously reported as reinsurance recoverables are classified as Market risk benefit assets in the Consolidated Balance Sheets and are measured at fair value. Changes in the fair value of ceded MRBs, including the impact of changes in counterparty credit risk, are recorded in net income in “Change in fair value of market risk benefits, net.”
Certain of our reinsurers have sought rate increases on certain YRT agreements. We have disputed, and expect to continue disputing, any requested rate increases under these agreements. These disputes may lead to and have resulted in arbitration over the terms of the reinsurance contracts. To the extent reinsurers seek retroactive premium increases, our practice is to assess and accrue our current estimate of probable loss with respect to these matters when appropriate.

Corebridge | 2025 Form 10-K 190

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance
Effective August 1, 2025, AGL entered into a coinsurance and modco reinsurance agreement with CSLR to reinsure 100% of its individual variable annuity contracts. The majority of the variable annuity contracts are considered investment contracts as they do not contain significant insurance risk; therefore, the reinsurance of such contracts are accounted for under deposit accounting. As of the effective date of the AGL Reinsurance Agreement, we transferred to the reinsurer $1.9 billion of assets primarily consisting of fixed maturity securities supporting the general account liabilities, net of a ceding commission. At inception, we recorded a net deposit asset of $2.5 billion, which includes a $2.1 billion deferred gain, reported in Other assets in the Consolidated Balance Sheets. The net deposit asset was $2.5 billion as of December 31, 2025. The deferred gain is amortized into income over the estimated remaining life of the reinsured contracts. Additionally, $45.1 billion of separate account liabilities were ceded under the modco portion of the agreement. Refer to Note 1 for additional information related to the reinsurance agreement.
The following table presents premiums earned and policy fees for our long-duration life insurance and annuity operations:

Years Ended December 31,
(in millions)	2025	2024	2023
Premiums
Direct	$4,373	$4,075	$4,706
Assumed*	2,152	1,320	4,111
Ceded	(661)	(795)	(1,126)
Net	$5,864	$4,600	$7,691
Policy Fees
Direct	$2,991	$2,978	$2,873
Assumed	—	—	—
Ceded	(258)	(77)	(76)
Net	$2,733	$2,901	$2,797
*      Assumed premiums includes premium from pension risk transfer agreements of $2.2 billion, $1.3 billion, and $4.1 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
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
As of December 31, 2025 and 2024, respectively, approximately $24.1 billion and $24.9 billion of liabilities related to business written by Corebridge, had been ceded to Fortitude Re under these reinsurance transactions.

Corebridge | 2025 Form 10-K 191

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	December 31, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available-for-sale	$12,739	$12,739	$13,254	$13,254	Fair value through other comprehensive income
Fixed maturity securities - fair value option	4,982	4,982	4,914	4,914	Fair value through net investment income
Commercial mortgage loans	2,745	2,594	3,224	2,983	Amortized cost
Real estate investments	118	165	158	227	Amortized cost
Private equity funds/hedge funds	1,800	1,800	1,893	1,893	Fair value through net investment income
Policy loans	302	302	315	315	Amortized cost
Short-term Investments	399	399	274	274	Fair value through net investment income
Funds withheld investment assets	23,085	22,981	24,032	23,860
Derivative assets, net(a)	—	—	2	2	Fair value through realized gains (losses)
Other(b)	667	667	429	429	Amortized cost
Total	$23,752	$23,648	$24,463	$24,291
(a)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $0 million and $615 million, respectively, as of December 31, 2025. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $7 million and $182 million, respectively, as of December 31, 2024. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Net investment income - Fortitude Re funds withheld assets	$1,332	$1,370	$1,368
Net realized losses on Fortitude Re funds withheld assets:
Net realized losses Fortitude Re funds withheld assets	(100)	(248)	(224)
Net realized losses Fortitude Re funds withheld embedded derivatives	(1,673)	(518)	(1,734)
Net realized losses - Fortitude Re funds withheld assets	(1,773)	(766)	(1,958)
Income (loss) before income tax expense (benefit)	(441)	604	(590)
Income tax expense (benefit)*	(93)	127	(124)
Net income (loss)	(348)	477	(466)
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available-for-sale*	296	(402)	491
Comprehensive income (loss)	$(52)	$75	$25
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
REINSURANCE SECURITY
Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit, as well as funds withheld reinsurance structures. A provision has been recorded for estimated unrecoverable reinsurance. Fortitude Re and CSLR are the only reinsurers where the amount due from the reinsurer is in excess of 5% of our total reinsurance assets, including deposit assets. Our reinsurance asset with Fortitude Re was $24.1 billion and $24.9 billion as of December 31, 2025 and 2024, respectively. Assets held by Corebridge with a fair value of $23.6 billion and $24.3 billion as of December 31, 2025 and 2024, respectively, provide collateral supporting funds withheld balances due to Fortitude Re. Our reinsurance asset, including deposit assets with CSLR was $2.7 billion as of December 31, 2025. The reinsurance agreement with CSLR includes extensive counterparty protections, including comfort trusts with defined investment guidelines, over-collateralization requirements, and a protective hedging arrangement. We believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to Corebridge.

Corebridge | 2025 Form 10-K 192

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance
STATUTORY REINSURANCE
In addition to contracts which qualify for reinsurance accounting under U.S. GAAP, the Company also manages its risks through contracts which follow deposit accounting. Expenses associated with these contracts are recorded in General operating and other expenses within the Consolidated Statements of Income (Loss). For example, certain of our companies manage the capital impact of their statutory reserve requirements, including those resulting from the NAIC Model Regulation “Valuation of Life Insurance Policies” (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”), through reinsurance transactions which do not qualify for reinsurance accounting under U.S. GAAP. From July 1, 2016 through September 30, 2023, AGL has entered into and amended a reinsurance agreement to cede approximately $23 billion of statutory reserves for certain whole life, term and universal life policies subject to the NAIC’s Model Regulation “Valuation of Life Insurance Policies” (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) to an unaffiliated reinsurer. Under one affiliated reinsurance arrangement, USL obtains letters of credit to support statutory recognition of the ceded reinsurance. As of December 31, 2025 USL had one bilateral letter of credit currently in the amount of $125 million, which was issued on May 9, 2022 and expires on February 7, 2028.
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
The total reinsurance recoverables as of December 31, 2025 were $26.1 billion. As of that date, utilizing Corebridge’s ORRs, (i) approximately 100% of the reinsurance recoverables were investment grade, (ii) approximately 0% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Years Ended December 31,
(in millions)	2025	2024	2023
Balance, beginning of year	$12	$30	$84
Current period provision for expected credit losses and disputes	(6)	(8)	(5)
Write-offs charged against the allowance for credit losses and disputes	—	(10)	(49)
Balance, end of year	$6	$12	$30
There were no material recoveries of credit losses previously written off for the year ended December 31, 2025, 2024 or 2023.
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due and record an allowance for disputes when there is reasonable uncertainty of the collectability of a disputed amount during the reporting period. Past-due balances were not significant for any of the periods presented.

Corebridge | 2025 Form 10-K 193

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

Corebridge | 2025 Form 10-K 194

ITEM 8 | Notes to Consolidated Financial Statements | 8. Variable Interest Entities

BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
December 31, 2025
Assets:
Bonds available-for-sale	$33	$—	$33
Other bond securities	37	—	37
Equity securities	—	—	—
Mortgage and other loans receivable	—	1,750	1,750
Other invested assets
Alternative investments(a)	2,575	—	2,575
Investment real estate	492	—	492
Short-term investments	93	—	93
Cash	38	—	38
Accrued investment income	—	5	5
Other assets	50	—	50
Total assets(b)	$3,318	$1,755	$5,073
Liabilities:
Debt of consolidated investment entities	$409	$883	$1,292
Other liabilities	39	—	39
Total liabilities	$448	$883	$1,331

December 31, 2024
Assets:
Bonds available-for-sale	$38	$—	$38
Other bond securities	44	—	44
Equity securities	2	—	2
Mortgage and other loans receivable	—	1,919	1,919
Other invested assets
Alternative investments(a)	2,433	—	2,433
Investment real estate	926	—	926
Short-term investments	131	1	132
Cash	75	—	75
Accrued investment income	2	5	7
Other assets	77	—	77
Total assets(b)	$3,728	$1,925	$5,653
Liabilities:
Debt of consolidated investment entities	$658	$977	$1,635
Other liabilities	78	—	78
Total liabilities	$736	$977	$1,713
(a)Composed primarily of investments in real estate joint ventures at December 31, 2025 and December 31, 2024.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At December 31, 2025 and December 31, 2024, the Company had commitments to internal parties of $0.9 billion and $0.7 billion and commitments to external parties of $0.3 billion and $0.4 billion, respectively.

Corebridge | 2025 Form 10-K 195

ITEM 8 | Notes to Consolidated Financial Statements | 8. Variable Interest Entities

The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Consolidated Statements of Income (Loss):

	Real Estate and	Securitization
	Investment	and Repackaging
(in millions)	Entities	Vehicles	Total
Year Ended December 31, 2025
Total revenue	$45	$67	$112
Net (loss) attributable to noncontrolling interests	(24)	—	(24)
Net income attributable to Corebridge	32	45	77
Year Ended December 31, 2024
Total revenue	$104	$68	$172
Net (loss) attributable to noncontrolling interests	(27)	—	(27)
Net income attributable to Corebridge	47	42	89
Year Ended December 31, 2023
Total revenue	$11	$131	$142
Net (loss) attributable to noncontrolling interests	(68)	—	(68)
Net income attributable to Corebridge	13	94	107
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
December 31, 2025
Real estate and investment entities(a)	$501,904	$6,249	$3,405	$9,654
Total	$501,904	$6,249	$3,405	$9,654
December 31, 2024
Real estate and investment entities(a)	$463,464	$5,837	$2,800	$8,637
Total	$463,464	$5,837	$2,800	$8,637
(a)Composed primarily of hedge funds and private equity funds.
(b)At December 31, 2025 and December 31, 2024, $6.2 billion and $5.8 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
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

Corebridge | 2025 Form 10-K 196

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
Our maximum exposure in these types of structures is limited to our investment in securities issued by these entities and, where applicable, any unfunded commitments to these entities. Conditional unfunded commitments for these unconsolidated entities are $797 million at December 31, 2025. Based on the nature of our investments and our passive involvement in these types of structures, we have determined that we are not the primary beneficiary of these entities. We have not included these entities in the above tables; however, the fair values of our investments in these structures are reported in Notes 4 and 5.
Additionally, Corebridge is a passive investor in certain investment vehicles that securitized certain secured loans, bank loans and residential mortgage loans. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of December 31, 2025, the total VIE assets of these securitizations are $2.5 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.5 billion. As of December 31, 2024, the total VIE assets of these securitizations were $2.6 billion, of which Corebridge’s maximum exposure to loss is $2.5 billion.

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

Corebridge | 2025 Form 10-K 197

ITEM 8 | Notes to Consolidated Financial Statements | 9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$11,987	$364	$9,734	$234	$2,378	$217	$11,853	$414
Foreign exchange contracts	3,855	252	8,128	236	7,062	558	978	46
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	19,672	552	25,397	1,399	46,448	2,703	36,575	3,038
Foreign exchange contracts	6,139	459	6,847	318	10,360	713	2,857	222
Equity contracts	66,780	8,388	64,855	4,900	41,040	3,046	24,117	1,546
Credit contracts(b)	—	—	—	—	—	—	5	—
Other contracts(c)	49,020	14	212	4	45,016	13	45	2
Total derivatives, gross(d)	$157,453	$10,029	$115,173	$7,091	$152,304	$7,250	$76,430	$5,268
Counterparty netting(e)		(6,106)		(6,106)		(4,494)		(4,494)
Cash collateral(f)		(3,482)		(686)		(2,563)		(664)
Total derivatives on Consolidated Balance Sheets(g)		$441		$299		$193		$110
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
(d)Includes $20.5 billion and $9.4 billion of notional amounts associated with reinsurance agreements at December 31, 2025 and December 31, 2024.
(e)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(f)Represents cash collateral posted and received that is eligible for netting.
(g)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. The fair value of assets related to bifurcated embedded derivatives were both zero at December 31, 2025 and December 31, 2024. The fair value of liabilities related to bifurcated embedded derivatives was $16.0 billion and $11.8 billion at December 31, 2025 and December 31, 2024, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components; bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
The following table presents the gross notional amounts of our derivatives and the fair value of derivative assets and liabilities with related parties and third parties:

	December 31, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives with related parties	$—	$—	$—	$—	$2,126	$21	$—	$—
Total derivatives with third parties	157,453	10,029	115,173	7,091	150,178	7,229	76,430	5,268
Total derivatives, gross	$157,453	$10,029	$115,173	$7,091	$152,304	$7,250	$76,430	$5,268

Corebridge | 2025 Form 10-K 198

ITEM 8 | Notes to Consolidated Financial Statements | 9. Derivatives and Hedge Accounting

As of December 31, 2025 and December 31, 2024, the following amounts were recorded on the Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	December 31, 2025		December 31, 2024
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available-for-sale, at fair value(a)	$11,984	$(7)	$6,910	$—
Commercial mortgage and other loans(b)	$—	$(19)	$—	$(21)
Policyholder contract deposits(c)	$(13,022)	$(48)	$(8,759)	$88
(a)These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.0 billion, the amount of the designated hedged item was $2.7 billion, and the cumulative basis adjustment associated with these hedging relationships was $(7) million.
(b)This relates to hedge accounting that has been discontinued, but the respective loans are still held. The cumulative adjustment is being amortized into earnings over the remaining life of the loan.
(c)This relates to fair value hedges on GICs.
COLLATERAL
We engage in derivative transactions that are not subject to a clearing requirement directly with third parties, in most cases under International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements. Many of the ISDA Master Agreements also include Credit Support Annex (“CSA”) provisions, which provide for collateral postings that may vary based on criteria such as ratings and threshold levels. We attempt to reduce our risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an up-front or contingent basis. We minimize the risk that counterparties might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and generally requiring additional collateral to be posted upon the occurrence of certain events or circumstances. Additionally, in the case reinsurance agreements involve derivative transactions, cash collateral is provided to us by reinsurers and can be posted to third parties under the respective ISDA and CSA provisions.
Collateral posted by us to third parties for derivative transactions was $1.2 billion and $1.4 billion at December 31, 2025 and December 31, 2024, respectively. No collateral was posted by us to related parties for derivative transactions at December 31, 2025 and December 31, 2024, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $4.0 billion and $2.7 billion at December 31, 2025 and December 31, 2024, respectively. Collateral provided to us from related parties for derivative transactions was $0 and $21 million at December 31, 2025 and December 31, 2024, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
HEDGE ACCOUNTING
We designated certain derivatives entered into with related parties as fair value hedges of available-for-sale securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards and cross-currency swaps designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. We also designated certain interest rate swaps entered into with both third parties and related parties as fair value hedges of fixed rate GICs attributable to changes in benchmark interest rates. In December 2025, we also entered into certain interest rate swap contracts designated as fair value portfolio layer hedges of available-for-sale investment securities.

Corebridge | 2025 Form 10-K 199

ITEM 8 | Notes to Consolidated Financial Statements | 9. Derivatives and Hedge Accounting

In 2022 we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances and we recognized derivative gains in AOCI. In each of the years ended December 31, 2025, 2024 and 2023, $28 million has been reclassified into Interest expense. The remaining amount in AOCI, of $118 million, will be reclassified into Interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
For additional information related to the debt issuances, see Note 15 to the Consolidated Financial Statements.
We also designated certain interest rate swaps as cash flow hedges of floating-rate investment assets. Related to such swaps, for the year ended December 31, 2025, we recognized derivative gains (losses) of $173 million in AOCI and $(49) million in net investment income. For the year ended December 31, 2024, we recognized derivative gains (losses) of $(218) million in AOCI and $(41) million in net investment income. As it relates to such hedges, we do not expect any reclassifications into net investment income over the next 12 months and there are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the years ended December 31, 2025, 2024 and 2023 of $(8) million, $6 million and $(3) million, respectively, included in Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)(b)	Excluded Components(b)(c)	Hedged Items	Net Impact
Year Ended December 31, 2025
Interest rate contracts:
Interest credited to policyholder account balances	$134	$—	$(138)	$(4)
Net investment income	6	—	(7)	(1)
Foreign exchange contracts:
Realized gains (losses)	$(840)	$233	$840	$233
Year Ended December 31, 2024
Interest rate contracts:
Interest credited to policyholder account balances	$(118)	$—	$119	$1
Foreign exchange contracts:
Realized gains (losses)	$385	$4	$(385)	$4
Year Ended December 31, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$86	$—	$(98)	$(12)
Net investment income	—	—	1	1
Foreign exchange contracts:
Realized gains (losses)	$(243)	$15	$243	$15
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Includes gains and losses with related parties for the years ended December 31, 2025, 2024 and 2023.
(c)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

Corebridge | 2025 Form 10-K 200

ITEM 8 | Notes to Consolidated Financial Statements | 9. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Years Ended December 31,
(in millions)	2025	2024	2023
By Derivative Type:
Interest rate contracts	$(54)	$(750)	$(397)
Foreign exchange contracts	(526)	339	(215)
Equity contracts	431	241	(120)
Credit contracts	102	87	—
Other contracts	62	62	64
Embedded derivatives	(1,915)	(984)	(1,477)
Fortitude Re funds withheld embedded derivative	(1,673)	(518)	(1,734)
Total(a)	$(3,573)	$(1,523)	$(3,879)
By Classification:
Policy fees	$65	$62	$64
Net investment income (loss) - Fortitude Re funds withheld assets	(21)	17	(10)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets(b)	(1,173)	392	(990)
Net realized losses on Fortitude Re funds withheld assets	(99)	(172)	(90)
Net realized losses on Fortitude Re funds withheld embedded derivatives	(1,673)	(518)	(1,734)
Policyholder benefits	—	(5)	—
Change in the Fair value of market risk benefits(c)	(672)	(1,299)	(1,119)
Total(a)	$(3,573)	$(1,523)	$(3,879)
(a)Includes gains (losses) with related parties of $0 billion, $0.2 billion and $(1.1) billion for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Corebridge | 2025 Form 10-K 201

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
The following table presents a rollforward of deferred policy acquisition costs related to long-duration contracts for the years ended December 31, 2025, 2024 and 2023:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
DAC:
Balance at January 1, 2025	$3,020	$1,049	$4,127	$95	$1,990	$10,281
Capitalization	833	95	368	40	45	1,381
Amortization expense	(475)	(91)	(333)	(17)	(132)	(1,048)
Other adjustments(a)	—	—	—	—	(1,739)	(1,739)
Balance at December 31, 2025(b)	$3,378	$1,053	$4,162	$118	$164	$8,875

Balance at January 1, 2024	$2,656	$1,055	$4,092	$70	$2,121	$9,994
Capitalization	768	78	411	38	82	1,377
Amortization expense	(404)	(84)	(342)	(13)	(213)	(1,056)
Other, including foreign exchange	—	—	(7)	—	—	(7)
Dispositions	—	—	(27)	—	—	(27)
Balance at December 31, 2024(b)	$3,020	$1,049	$4,127	$95	$1,990	$10,281

Balance at January 1, 2023	$2,409	$1,060	$4,718	$51	$2,234	$10,472
Capitalization	602	77	450	28	103	1,260
Amortization expense	(355)	(82)	(372)	(9)	(216)	(1,034)
Other, including foreign exchange	—	—	36	—	—	36
Reclassified to Assets held-for-sale(c)	—	—	(740)	—	—	(740)
Balance at December 31, 2023(b)	$2,656	$1,055	$4,092	$70	$2,121	$9,994
(a)    Includes the impacts of the reinsurance agreement with CSLR. See Note 7 for additional information.
(b)    Excludes value of business acquired (“VOBA”) of $10 million, $12 million and $17 million at Balance at December 31, 2025, 2024 and 2023, respectively.
(c)    $740 million relates to the closing of the sale of AIG Life U.K.

Corebridge | 2025 Form 10-K 202

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
The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the years ended December 31, 2025, 2024 and 2023:

	Individual Retirement	Group Retirement	Corporate and Other	Total
(in millions)
Balance at January 1, 2025	$218	$152	$70	$440
Capitalization	—	—	—	—
Amortization expense	(36)	(12)	(6)	(54)
Other adjustments(a)	—	—	(63)	(63)
Balance at December 31, 2025	$182	$140	$1	$323
Other reconciling items(b)				4,112
Other assets, including restricted cash				$4,435

Balance at January 1, 2024	$254	$164	$79	$497
Capitalization	5	1	—	6
Amortization expense	(41)	(13)	(9)	(63)
Balance at December 31, 2024	$218	$152	$70	$440
Other reconciling items(b)				1,602
Other assets, including restricted cash				$2,042

Balance at January 1, 2023	$291	$177	$90	$558
Capitalization	7	1	—	8
Amortization expense	(44)	(14)	(11)	(69)
Balance at December 31, 2023	$254	$164	$79	$497
Other reconciling items(b)				1,797
Other assets, including restricted cash				$2,294
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

Corebridge | 2025 Form 10-K 203

ITEM 8 | Notes to Consolidated Financial Statements | 11. Separate Account Assets and Liabilities
The following table presents fair value of separate account investment options:

	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
December 31, 2025
Equity funds	$30,683	$1,027	$721	$26,073	$58,504
Bond funds	3,160	48	1,398	4,165	8,771
Balanced funds	6,055	59	2,660	17,903	26,677
Money market funds	803	15	178	637	1,633
Total	$40,701	$1,149	$4,957	$48,778	$95,585

December 31, 2024
Equity funds	$30,097	$945	$676	$26,822	$58,540
Bond funds	3,070	46	1,302	4,092	8,510
Balanced funds	5,666	53	2,207	17,230	25,156
Money market funds	839	15	154	674	1,682
Total	$39,672	$1,059	$4,339	$48,818	$93,888
The following table presents the balances and changes in separate account liabilities:

	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Year Ended December 31, 2025
Separate accounts balance, beginning of year	$39,672	$1,059	$4,339	$48,818	$93,888
Premiums and deposits	1,371	32	637	1,435	3,475
Policy charges	(470)	(45)	(122)	(1,224)	(1,861)
Surrenders and withdrawals	(4,429)	(41)	(279)	(5,381)	(10,130)
Benefit payments	(689)	(11)	(19)	(993)	(1,712)
Investment performance	5,798	162	364	6,057	12,381
Net transfers from (to) general account and other	(552)	(7)	37	66	(456)
Separate accounts balance, end of period	$40,701	$1,149	$4,957	$48,778	$95,585
Cash surrender value*	$40,612	$1,132	$4,954	$47,955	$94,653

Year Ended December 31, 2024
Separate accounts balance, beginning of year	$38,188	$932	$3,992	$47,893	$91,005
Premiums and deposits	1,441	34	123	1,350	2,948
Policy charges	(475)	(47)	(98)	(1,157)	(1,777)
Surrenders and withdrawals	(4,223)	(34)	(91)	(5,267)	(9,615)
Benefit payments	(674)	(12)	(23)	(965)	(1,674)
Investment performance	5,751	192	387	6,875	13,205
Net transfers from (to) general account and other	(336)	(6)	49	89	(204)
Separate accounts balance, end of period	$39,672	$1,059	$4,339	$48,818	$93,888
Cash surrender value*	$39,576	$1,040	$4,336	$47,920	$92,872

Year Ended December 31, 2023
Separate accounts balance, beginning of year	$34,361	$799	$4,515	$45,178	$84,853
Premiums and deposits	1,374	36	41	1,408	2,859
Policy charges	(441)	(49)	(93)	(1,241)	(1,824)
Surrenders and withdrawals	(3,047)	(25)	(721)	(3,744)	(7,537)
Benefit payments	(557)	(7)	(68)	(844)	(1,476)
Investment performance	6,666	181	287	6,933	14,067
Net transfers from (to) general account and other	(168)	(3)	31	203	63
Separate accounts balance, end of period	$38,188	$932	$3,992	$47,893	$91,005
Cash surrender value*	$37,992	$911	$3,994	$46,911	$89,808
*The cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less applicable surrender charges.
Separate account liabilities primarily represent the contract holder's account balance in separate account assets and will be equal and offsetting to total separate account assets.

Corebridge | 2025 Form 10-K 204

ITEM 8 | Notes to Consolidated Financial Statements | 12. Future Policy Benefits

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

Corebridge | 2025 Form 10-K 205

ITEM 8 | Notes to Consolidated Financial Statements | 12. Future Policy Benefits
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Consolidated Balance Sheets:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Year Ended December 31, 2025
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,287	$—	$871	$9,158
Effect of changes in discount rate assumptions (AOCI)	—	—	797	—	61	858
Beginning balance at original discount rate	—	—	9,084	—	932	10,016
Effect of changes in cash flow assumptions	—	—	(169)	—	(8)	(177)
Effect of actual variances from expected experience	—	—	(34)	—	1	(33)
Adjusted beginning of year balance	—	—	8,881	—	925	9,806
Issuances	—	—	684	—	35	719
Interest accrual	—	—	348	—	38	386
Net premium collected	—	—	(1,051)	—	(139)	(1,190)
Other	—	—	7	—	—	7
Ending balance at original discount rate	—	—	8,869	—	859	9,728
Effect of changes in discount rate assumptions (AOCI)	—	—	(504)	—	(34)	(538)
Balance, end of year	$—	$—	$8,365	$—	$825	$9,190

Present value of expected future policy benefits
Balance, beginning of year	$1,130	$202	$16,947	$19,487	$19,243	$57,009
Effect of changes in discount rate assumptions (AOCI)	145	3	1,720	3,206	1,556	6,630
Reclassification due to reinsurance recapture	—	102	—	259	(361)	—
Beginning balance at original discount rate	1,275	307	18,667	22,952	20,438	63,639
Effect of changes in cash flow assumptions(a)	—	—	(129)	9	(4)	(124)
Effect of actual variances from expected experience(a)	(23)	(2)	(42)	14	(6)	(59)
Adjusted beginning of year balance	1,252	305	18,496	22,975	20,428	63,456
Issuances	93	10	673	4,198	43	5,017
Interest accrual	50	15	796	1,029	967	2,857
Benefit payments	(118)	(42)	(1,502)	(1,467)	(1,475)	(4,604)
Foreign exchange impact	—	—	—	702	—	702
Other	6	(2)	7	—	(11)	—
Ending balance at original discount rate	1,283	286	18,470	27,437	19,952	67,428
Effect of changes in discount rate assumptions (AOCI)	(110)	5	(1,261)	(3,290)	(1,180)	(5,836)
Balance, end of year	$1,173	$291	$17,209	$24,147	$18,772	$61,592
Net liability for future policy benefits, end of period	1,173	291	8,844	24,147	17,947	52,402
Liability for future policy benefits for certain participating contracts	—	—	11	—	1,223	1,234
Liability for universal life policies(b)	—	—	4,241	—	54	4,295
Deferred profit liability	32	20	26	1,684	769	2,531
Other reconciling items(c)	14	—	391	—	104	509
Future policy benefits for life and accident and health insurance contracts	1,219	311	13,513	25,831	20,097	60,971
Less: Reinsurance recoverable:	(5)	—	(668)	(47)	(20,097)	(20,817)
Net liability for future policy benefits after reinsurance recoverable	$1,214	$311	$12,845	$25,784	$—	$40,154
Weighted average liability duration of the liability for future policy benefits (years)(d)	7.3	5.9	10.3	10.9	10.2

Corebridge | 2025 Form 10-K 206

ITEM 8 | Notes to Consolidated Financial Statements | 12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Year Ended December 31, 2024
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,379	$—	$973	$9,352
Effect of changes in discount rate assumptions (AOCI)	—	—	1,482	—	44	1,526
Reclassified to Liabilities held-for-sale	—	—	4,287	—	—	4,287
Beginning balance at original discount rate	—	—	14,148	—	1,017	15,165
Effect of changes in cash flow assumptions	—	—	(57)	—	(11)	(68)
Effect of actual variances from expected experience	—	—	16	—	(3)	13
Adjusted beginning of year balance	—	—	14,107	—	1,003	15,110
Issuances	—	—	910	—	—	910
Interest accrual	—	—	375	—	42	417
Net premium collected	—	—	(1,153)	—	(113)	(1,266)
Foreign exchange impact	—	—	(46)	—	—	(46)
Other	—	—	(1)	—	—	(1)
Dispositions	—	—	(5,108)	—	—	(5,108)
Ending balance at original discount rate	—	—	9,084	—	932	10,016
Effect of changes in discount rate assumptions (AOCI)	—	—	(797)	—	(61)	(858)
Balance, end of year	$—	$—	$8,287	$—	$871	$9,158

Present value of expected future policy benefits
Balance, beginning of year	$1,149	$217	$17,531	$18,482	$20,858	$58,237
Effect of changes in discount rate assumptions (AOCI)	116	(3)	2,745	1,906	453	5,217
Reclassified to Liabilities held-for-sale	—	—	5,119	—	—	5,119
Beginning balance at original discount rate	1,265	214	25,395	20,388	21,311	68,573
Effect of changes in cash flow assumptions(a)	—	—	(24)	(41)	(39)	(104)
Effect of actual variances from expected experience(a)	(23)	(3)	35	(3)	(11)	(5)
Adjusted beginning of year balance	1,242	211	25,406	20,344	21,261	68,464
Issuances	96	13	895	2,842	33	3,879
Interest accrual	55	11	836	897	1,010	2,809
Benefit payments	(118)	(25)	(1,615)	(1,229)	(1,499)	(4,486)
Foreign exchange impact	—	—	(61)	(161)	—	(222)
Other	—	(5)	2	—	(6)	(9)
Dispositions	—	—	(6,796)	—	—	(6,796)
Ending balance at original discount rate	1,275	205	18,667	22,693	20,799	63,639
Effect of changes in discount rate assumptions (AOCI)	(145)	(3)	(1,720)	(3,206)	(1,556)	(6,630)
Balance, end of year	$1,130	$202	$16,947	$19,487	$19,243	$57,009
Net liability for future policy benefits, end of year	1,130	202	8,660	19,487	18,372	47,851
Liability for future policy benefits for certain participating contracts	—	—	12	—	1,263	1,275
Liability for universal life policies(b)	—	—	4,034	—	54	4,088
Deferred profit liability	37	11	23	1,587	836	2,494
Other reconciling items(c)	16	—	441	—	107	564
Future policy benefits for life and accident and health insurance contracts	1,183	213	13,170	21,074	20,632	56,272
Less: Reinsurance recoverable:	(4)	—	(664)	(41)	(20,396)	(21,105)
Net liability for future policy benefits after reinsurance recoverable	$1,179	$213	$12,506	$21,033	$236	$35,167
Weighted average liability duration of the liability for future policy benefits (years)(d)	7.5	6.4	10.7	11.2	10.6

Corebridge | 2025 Form 10-K 207

ITEM 8 | Notes to Consolidated Financial Statements | 12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Year Ended December 31, 2023
Present value of expected net premiums
Balance, beginning of year	$—	$—	$11,654	$—	$991	$12,645
Effect of changes in discount rate assumptions (AOCI)	—	—	1,872	—	66	1,938
Beginning balance at original discount rate	—	—	13,526	—	1,057	14,583
Effect of changes in cash flow assumptions	—	—	34	—	21	55
Effect of actual variances from expected experience	—	—	62	—	20	82
Adjusted beginning of year balance	—	—	13,622	—	1,098	14,720
Issuances	—	—	1,277	—	—	1,277
Interest accrual	—	—	437	—	46	483
Net premium collected	—	—	(1,464)	—	(118)	(1,582)
Foreign exchange impact	—	—	265	—	—	265
Other	—	—	11	—	(9)	2
Ending balance at original discount rate	—	—	14,148	—	1,017	15,165
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,482)	—	(44)	(1,526)
Reclassified to Liabilities held-for-sale	—	—	(4,287)	—	—	(4,287)
Balance, end of year	$—	$—	$8,379	$—	$973	$9,352

Present value of expected future policy benefits
Balance, beginning of year	$1,031	$211	$21,179	$12,464	$20,621	$55,506
Effect of changes in discount rate assumptions (AOCI)	145	2	3,424	2,634	1,105	7,310
Beginning balance at original discount rate	1,176	213	24,603	15,098	21,726	62,816
Effect of changes in cash flow assumptions(a)	—	—	62	—	76	138
Effect of actual variances from expected experience(a)	1	(2)	122	15	(6)	130
Adjusted beginning of year balance	1,177	211	24,787	15,113	21,796	63,084
Issuances	151	18	1,266	5,339	26	6,800
Interest accrual	46	11	908	664	1,035	2,664
Benefit payments	(109)	(26)	(1,921)	(1,087)	(1,522)	(4,665)
Foreign exchange impact	—	—	345	359	—	704
Other	—	—	10	—	(24)	(14)
Ending balance at original discount rate	1,265	214	25,395	20,388	21,311	68,573
Effect of changes in discount rate assumptions (AOCI)	(116)	3	(2,745)	(1,906)	(453)	(5,217)
Reclassified to Liabilities held-for-sale	—	—	(5,119)	—	—	(5,119)
Balance, end of year	$1,149	$217	$17,531	$18,482	$20,858	$58,237
Net liability for future policy benefits, end of year	1,149	217	9,152	18,482	19,885	48,885
Liability for future policy benefits for certain participating contracts	—	—	13	—	1,300	1,313
Liability for universal life policies(b)	—	—	3,731	—	55	3,786
Deferred profit liability	64	10	19	1,543	875	2,511
Other reconciling items(c)	18	—	485	—	110	613
Future policy benefits for life and accident and health insurance contracts	1,231	227	13,400	20,025	22,225	57,108
Less: Reinsurance recoverable:	(4)	—	(719)	(39)	(21,986)	(22,748)
Net liability for future policy benefits after reinsurance recoverable	$1,227	$227	$12,681	$19,986	$239	$34,360

Weighted average liability duration of the liability for future policy benefits (years) (d)(e)	7.9	6.8	12.8	12.1	11.5

Corebridge | 2025 Form 10-K 208

ITEM 8 | Notes to Consolidated Financial Statements | 12. Future Policy Benefits
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
For the years ended December 31, 2025, 2024 and 2023 in the traditional and term life insurance block, capping of net premium ratios at 100% caused a (credit)/charge to net income of $0 million, $(1) million and $(1) million, respectively. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Years Ended December 31,
(in millions)		2025	2024	2023
Individual Retirement	Undiscounted expected future benefits and expense	$1,865	$1,836	$1,827
	Undiscounted expected future gross premiums	$—	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$411	$303	$313
	Undiscounted expected future gross premiums	$—	$—	$—
Life Insurance*	Undiscounted expected future benefits and expense	$29,350	$31,027	$40,489
	Undiscounted expected future gross premiums	$19,225	$21,729	$30,458
	Discounted expected future gross premiums (at current discount rate)	$13,135	$14,296	$20,188
Institutional Markets	Undiscounted expected future benefits and expense	$54,691	$43,212	$38,253
	Undiscounted expected future gross premiums	$—	$—	$—
Corporate and other	Undiscounted expected future benefits and expense	$39,729	$41,969	$43,375
	Undiscounted expected future gross premiums	$1,804	$1,973	$2,146
	Discounted expected future gross premiums (at current discount rate)	$1,238	$1,307	$1,444
*2023 includes balances related to AIG Life U.K. that have been reclassified to Liabilities held-for-sale in the Consolidated Balance Sheets at September 30, 2023.
The following table presents the amount of revenue and interest recognized in the Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums			Interest Accretion
	Years Ended December 31,			Years Ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Individual Retirement	$93	$105	$171	$50	$55	$46
Group Retirement	9	12	19	15	11	11
Life Insurance	1,854	1,999	2,393	448	461	471
Institutional Markets	4,302	2,930	5,638	1,029	897	664
Corporate and Other	234	234	246	929	968	989
Total	$6,492	$5,280	$8,467	$2,471	$2,392	$2,181
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

December 31, 2025
Weighted-average interest rate, original discount rate	3.93%	5.22%	4.70%	4.60%	4.80%
Weighted-average interest rate, current discount rate	5.22%	5.02%	5.47%	5.66%	5.48%
December 31, 2024
Weighted-average interest rate, original discount rate	3.80%	5.18%	4.70%	4.31%	4.87%
Weighted-average interest rate, current discount rate	5.50%	5.43%	5.64%	5.62%	5.62%
December 31, 2023
Weighted-average interest rate, original discount rate *	3.73%	5.15%	4.10%	4.14%	4.86%
Weighted-average interest rate, current discount rate *	5.05%	5.02%	5.04%	4.96%	5.08%
*    Weighted-average interest rates for Life Insurance include balances that have been reclassified to Liabilities held-for-sale.
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

Corebridge | 2025 Form 10-K 209

ITEM 8 | Notes to Consolidated Financial Statements | 12. Future Policy Benefits
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
The following table presents the balances and changes in the liability for universal life policies:

	Years Ended December 31,
	2025			2024			2023
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$4,034	$54	$4,088	$3,731	$55	$3,786	$3,300	$55	$3,355
Effect of changes in assumptions	54	—	54	38	—	38	(41)	—	(41)
Effect of changes in experience	406	(4)	402	365	(4)	361	319	(4)	315
Adjusted beginning balance	$4,494	$50	$4,544	$4,134	$51	$4,185	$3,578	$51	$3,629
Assessments	653	2	655	586	1	587	671	2	673
Excess benefits paid	(1,124)	—	(1,124)	(902)	—	(902)	(943)	—	(943)
Interest accrual	163	2	165	161	2	163	132	2	134
Other	(9)	—	(9)	(5)	—	(5)	(9)	—	(9)
Changes related to unrealized appreciation (depreciation) of investments	64	—	64	60	—	60	302	—	302
Balance, end of year	$4,241	$54	$4,295	$4,034	$54	$4,088	$3,731	$55	$3,786
Less: Reinsurance recoverable	(166)	(54)	(220)	(156)	(54)	(210)	(164)	—	(164)
Balance, end of year net of Reinsurance recoverable	$4,075	$—	$4,075	$3,878	$—	$3,878	$3,567	$55	$3,622
Weighted average duration of liability *	26.2	8.6		23.9	8.9		25.4	9.2
*The weighted average duration of liabilities is calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.

Corebridge | 2025 Form 10-K 210

ITEM 8 | Notes to Consolidated Financial Statements | 12. Future Policy Benefits
The following table presents the amount of revenue and interest recognized in the Consolidated Statements of Income (Loss) for the liability for universal life policies:

	Gross Assessments			Interest Accretion
	Years Ended December 31,			Years Ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Life Insurance	$1,070	$994	$1,109	$163	$161	$132
Corporate and Other	37	39	37	2	2	2
Total	$1,107	$1,033	$1,146	$165	$163	$134
The following table presents the calculation of weighted average interest rate for the liability for universal life policies:

December 31,	2025		2024		2023
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	3.97%	4.20%	4.12%	4.20%	3.92%	4.20%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
The following table presents details concerning our universal life policies:

	Years Ended December 31,
(in millions, except for attained age of contract holders)	2025	2024
Account value	$4,242	$3,988
Net amount at risk	$78,295	$75,886
Average attained age of contract holders	54	53
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

Corebridge | 2025 Form 10-K 211

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
In addition to liabilities for universal life, fixed annuities, fixed options within variable annuities, annuities without life contingencies, funding agreements and GICs, policyholder contract deposits also include our liability for (i) index-linked interest credited features accounted for as embedded derivatives at fair value, (ii) annuities issued in a structured settlement arrangement with no life contingency and (iii) certain contracts we have elected to account for at fair value. Changes in the fair value of the embedded derivatives related to policy index-linked interest credited features and the fair value of derivatives hedging these liabilities are recognized in realized gains and losses.
For additional information on index credits accounted for as embedded derivatives, see Note 4.
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)
Year Ended December 31, 2025
Policyholder contract deposits account balance, beginning of year	$100,230	$39,246	$10,338	$18,026	$8,375	$176,215
Reclassification due to reinsurance recapture	—	—	—	14	(14)	—
Deposits	20,641	4,715	1,606	6,079	1,865	34,906
Policy charges	(233)	(507)	(1,496)	(79)	(692)	(3,007)
Surrenders and withdrawals	(10,597)	(8,687)	(292)	(254)	(6,062)	(25,892)
Benefit payments	(2,765)	(2,176)	(254)	(1,701)	(1,437)	(8,333)
Net transfers from (to) separate account	—	4,539	33	(281)	5,467	9,758
Interest credited	4,559	1,276	480	951	218	7,484
Other, including foreign exchange	(33)	1	25	(9)	9	(7)
Policyholder contract deposits account balance, end of year	111,802	38,407	10,440	22,746	7,729	191,124
Other reconciling items(b)	(2,209)	(270)	95	137	(1)	(2,248)
Policyholder contract deposits	$109,593	$38,137	$10,535	$22,883	$7,728	$188,876
Weighted average crediting rate	3.63%	3.25%	4.47%	4.78%	2.75%
Cash surrender value(c)	$104,997	$37,527	$9,332	$2,620	$6,164	$160,640

Corebridge | 2025 Form 10-K 212

ITEM 8 | Notes to Consolidated Financial Statements | 13. Policyholder Contract Deposits and Other Policyholder Funds

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
Year Ended December 31, 2024
Policyholder contract deposits account balance, beginning of year	$89,113	$41,299	$10,231	$13,649	$9,116	$163,408
Deposits	21,219	4,840	1,636	5,449	1,591	34,735
Policy charges	(182)	(511)	(1,508)	(69)	(610)	(2,880)
Surrenders and withdrawals	(10,846)	(9,271)	(309)	(110)	(6,039)	(26,575)
Benefit payments	(2,877)	(2,274)	(277)	(1,809)	(1,430)	(8,667)
Net transfers from (to) separate account	—	4,076	27	20	5,499	9,622
Interest credited	3,822	1,298	519	717	240	6,596
Other, including foreign exchange	(19)	(211)	19	179	8	(24)
Policyholder contract deposits account balance, end of year	100,230	39,246	10,338	18,026	8,375	176,215
Other reconciling items(b)	(2,258)	(307)	56	(11)	—	(2,520)
Policyholder contract deposits	$97,972	$38,939	$10,394	$18,015	$8,375	$173,695
Weighted average crediting rate	3.29%	3.15%	4.49%	4.63%	2.78%
Cash surrender value(c)	$93,083	$38,283	$9,147	$2,594	$6,646	$149,753

Year Ended December 31, 2023
Policyholder contract deposits account balance, beginning of year	$83,247	$43,395	$10,224	$11,734	$9,894	$158,494
Deposits	16,340	5,352	1,632	3,813	1,892	29,029
Policy charges	(149)	(477)	(1,524)	(67)	(755)	(2,972)
Surrenders and withdrawals	(9,683)	(8,310)	(256)	(722)	(4,435)	(23,406)
Benefit payments	(2,718)	(2,518)	(281)	(2,405)	(1,352)	(9,274)
Net transfers from (to) separate account	—	2,705	3	792	3,617	7,117
Interest credited	2,101	1,141	413	507	255	4,417
Other, including foreign exchange	(25)	11	20	(3)	—	3
Policyholder contract deposits account balance, end of year	89,113	41,299	10,231	13,649	9,116	163,408
Other reconciling items(b)	(1,429)	(230)	208	93	—	(1,358)
Policyholder contract deposits	$87,684	$41,069	$10,439	$13,742	$9,116	$162,050

Weighted average crediting rate	2.82%	2.91%	4.41%	4.08%	2.70%
Cash surrender value(c)	$83,176	$40,210	$9,026	$2,583	$7,221	$142,216
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), and thus, did not impact the ending balance of policyholder contract deposits.
(b)Reconciling items principally relate to MRBs that are bifurcated and reported separately, and changes in the fair value of embedded derivatives of $1.9 billion, $859 million and $1.5 billion that are recorded in policyholder contract deposits as of December 31, 2025, 2024 and 2023, respectively.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs do not have a cash surrender value).
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 14.

Corebridge | 2025 Form 10-K 213

ITEM 8 | Notes to Consolidated Financial Statements | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

December 31, 2025		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,688	$1,235	$37,495	$41,418
	> 1% - 2%	1,947	45	797	2,789
	> 2% - 3%	5,766	139	4,007	9,912
	> 3% - 4%	5,014	32	4	5,050
	> 4% - 5%	383	—	4	387
	> 5%	30	—	2	32
	Total	$15,828	$1,451	$42,309	$59,588
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$1,924	$1,345	$9,523	$12,792
	> 1% - 2%	2,950	497	876	4,323
	> 2% - 3%	9,690	370	184	10,244
	> 3% - 4%	512	—	—	512
	> 4% - 5%	5,961	—	—	5,961
	> 5%	121	—	—	121
	Total	$21,158	$2,212	$10,583	$33,953
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	112	360	472
	> 2% - 3%	10	166	1,696	1,872
	> 3% - 4%	1,127	408	26	1,561
	> 4% - 5%	2,601	—	—	2,601
	> 5%	200	—	—	200
	Total	$3,938	$686	$2,082	$6,706
Corporate and Other	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,652	$—	$1	$2,653
	> 1% - 2%	693	1	37	731
	> 2% - 3%	1,334	22	63	1,419
	> 3% - 4%	449	1	519	969
	> 4% - 5%	187	—	3	190
	> 5%	9	—	—	9
	Total	$5,324	$24	$623	$5,971
Total*		$46,248	$4,373	$55,597	$106,218
Percentage of total		44%	4%	52%	100%

Corebridge | 2025 Form 10-K 214

ITEM 8 | Notes to Consolidated Financial Statements | 13. Policyholder Contract Deposits and Other Policyholder Funds

December 31, 2024		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,736	$1,442	$34,128	$38,306
	> 1% - 2%	2,324	20	1,062	3,406
	> 2% - 3%	5,781	11	2,643	8,435
	> 3% - 4%	5,648	34	4	5,686
	> 4% - 5%	404	—	4	408
	> 5%	37	5	3	45
	Total	$16,930	$1,512	$37,844	$56,286
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,027	$1,477	$8,772	$12,276
	> 1% - 2%	3,215	671	827	4,713
	> 2% - 3%	10,693	308	114	11,115
	> 3% - 4%	552	—	—	552
	> 4% - 5%	6,288	—	—	6,288
	> 5%	131	—	—	131
	Total	$22,906	$2,456	$9,713	$35,075
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	110	363	473
	> 2% - 3%	9	386	1,528	1,923
	> 3% - 4%	1,167	436	23	1,626
	> 4% - 5%	2,722	—	—	2,722
	> 5%	208	—	—	208
	Total	$4,106	$932	$1,914	$6,952
Corporate and Other	Range of Guaranteed Minimum Credited Rate
	<=1%	$3,049	$1	$2	$3,052
	> 1% - 2%	780	2	39	821
	> 2% - 3%	1,292	2	70	1,364
	> 3% - 4%	482	1	552	1,035
	> 4% - 5%	193	—	3	196
	> 5%	10	—	—	10
	Total	$5,806	$6	$666	$6,478
Total*		$49,748	$4,906	$50,137	$104,791
Percentage of total		47%	5%	48%	100%
*Excludes policyholder contract deposits account balances that are not subject to guaranteed minimum crediting rates.

Corebridge | 2025 Form 10-K 215

ITEM 8 | Notes to Consolidated Financial Statements | 13. Policyholder Contract Deposits and Other Policyholder Funds
Funding Agreements
Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by funding agreements issued to the trust by one of our companies through our Institutional Markets segment.
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
Our net borrowing capacity under such facilities with FHLB of Dallas and FHLB of New York as of December 31, 2025 is $5.1 billion. As of December 31, 2025, we pledged $11.9 billion as collateral to the FHLB, including assets backing funding agreements.
Corebridge issued the following funding agreements to the FHLB of Dallas and FHLB of New York; these obligations are reported in Policyholder contract deposits in the Consolidated Balance Sheets:
The following table presents details concerning our funding agreements as of December 31, 2025:

December 31, 2025		Payments due by period
(in millions)	Gross Amounts	2026	2027-2028	2029-2030	Thereafter	Stated Interest rates
FHLB Facility
FHLB of Dallas	$3,305	$254	$3,051	$—	$—	DNA Auction* + 22 bps
FHLB of Dallas	2,027	—	1,506	521	—	3.53% to 4.77%
FHLB of New York	525	—	—	525	—	1Dy USD SOFR +59bp
	$5,857	$254	$4,557	$1,046	$—
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
Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 0.4% and 0.4% of gross insurance in force at December 31, 2025 and December 31, 2024, respectively and 1.1%, 1.0% and 0.9% of gross premiums and other considerations in 2025, 2024 and 2023, respectively. The amount of annual dividends to be paid is approved locally by the Corebridge Boards of Directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.
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

Corebridge | 2025 Form 10-K 216

ITEM 8 | Notes to Consolidated Financial Statements | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents a rollforward of the unearned revenue reserve for the years ended December 31, 2025, 2024 and 2023:

	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Year Ended December 31, 2025
Balance, beginning of year	$1,821	$1	$84	$1,906
Revenue deferred	166	16	—	182
Amortization	(111)	—	(8)	(119)
Balance, end of year	$1,876	$17	$76	$1,969
Other reconciling items*				990
Other policyholder funds				$2,959

Year Ended December 31, 2024
Balance, beginning of year	$1,770	$1	$94	$1,865
Revenue deferred	161	—	—	161
Amortization	(110)	—	(10)	(120)
Balance, end of year	$1,821	$1	$84	$1,906
Other reconciling items*				967
Other policyholder funds				$2,873

Year Ended December 31, 2023
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	153	—	—	153
Amortization	(110)	(1)	(11)	(122)
Balance, end of year	$1,770	$1	$94	$1,865
Other reconciling items*				997
Other policyholder funds				$2,862
*Other reconciling items include policyholders' dividend accumulations, provisions for future dividends to participating policyholders, dividends to policyholders and any similar items.

14. Market Risk Benefits
MRBs are defined as contracts or contract features that both provide protection to the policyholder and expose the insurance entity to other-than-nominal capital market risk. The MRB represents an amount that a policyholder receives in addition to the account balance upon the occurrence of a specific event or circumstance, such as death, annuitization, or periodic withdrawal that involves protection from other-than-nominal capital market risk. Certain contract features, such as GMWBs, GMDBs and guaranteed minimum income benefits (“GMIBs”) commonly found in variable annuities, fixed index annuities and fixed annuities, are MRBs. MRBs are assessed at contract inception using a non-option method involving attributed fees that results in an initial fair value of zero or an option method that results in a fair value greater than zero.
MRBs are recorded at fair value, and Corebridge applies a non-option attributed fee valuation method for variable annuity products, and an option-based valuation method (host offset) for fixed index and fixed products. Under the non-option valuation method, the attributed fee is determined at contract inception; it cannot exceed the total contract fees and assessments collectible from the contract holder and cannot be less than zero. Investment margin is excluded from the attributed fee determination. Under the option-based valuation method, an offset to the host amount related to the MRB amount is established at inception. Changes in the fair value of MRBs are recorded in net income in Changes in the fair value of market risk benefits, net except for the portion of the fair value change attributable to our own credit risk, which is recognized in OCI. The change in the fair value of ceded MRBs, including the changes in counterparty credit risk, is recorded in net income in Changes in the fair value of market risk benefits, while the changes in our own credit risk, is recorded in OCI. MRBs are derecognized when the underlying contract is surrendered, a GMDB is incurred, a GMIB is annuitized, or when the account value is exhausted on a policy with a GMWB. Generally when a policyholder elects to annuitize a GMIB rider or the account value on a policy with a GMWB rider is reduced to zero, the policy is converted to a payout annuity automatically. When a conversion occurs, the policyholder is issued a new payout annuity contract. At this point, the MRB is derecognized, and a LFPB is established for the payout annuity.

Corebridge | 2025 Form 10-K 217

ITEM 8 | Notes to Consolidated Financial Statements | 14. Market Risk Benefits
Assumptions used to determine the MRB asset (including ceded MRBs) or liability generally include mortality rates that are based upon actual experience modified to allow for variations in policy form; lapse rates that are based upon actual experience modified to allow for variations in policy features; and investment returns, based on stochastically generated scenarios. We evaluate at least annually estimates used to determine the MRB asset or liability and adjust the balance, with a related charge or credit to Change in fair value of market risk benefits, net, if actual experience or other evidence suggests that earlier assumptions should be revised. In addition, MRBs are valued such that the current provision for nonperformance risk is reflected in the claims cash flows of the asset or liability valuation for direct MRBs. The nonperformance risk spread at contract issue is locked-in. The difference between the MRB (and ceded MRB) valued using our own at issue and current nonperformance risk spread is reported through Other comprehensive income, while changes in the counterparty credit risk related to ceded MRBs are reported in income.
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
The following table presents the balances of and changes in MRBs:

	Individual Retirement	Group Retirement	Corporate and Other	Total
(in millions, except for attained age of contract holders)
Year Ended December 31, 2025
Balance, beginning of year	$3,757	$278	$309	$4,344
Effect of changes in our own credit risk	(224)	(69)	(587)	(880)
Balance, beginning of year, before effect of changes in our own credit risk	$3,533	$209	$(278)	$3,464
Issuances	880	48	6	934
Interest accrual	205	16	(12)	209
Attributed fees	—	59	745	804
Expected claims	—	(1)	(67)	(68)
Effect of changes in interest rates	(233)	(25)	(6)	(264)
Effect of changes in interest rate volatility	18	(4)	(85)	(71)
Effect of changes in equity markets	(26)	(43)	(850)	(919)
Effect of changes in equity index volatility	—	5	26	31
Actual outcome different from model expected outcome	93	(18)	185	260
Effect of changes in future expected policyholder behavior	76	(9)	—	67
Effect of changes in other future expected assumptions	16	4	(44)	(24)
Other, including foreign exchange	—	—	—	—
Balance, end of year before effect of changes in our own credit risk	4,562	241	(380)	4,423
Effect of changes in our own credit risk	556	105	729	1,390
Balance, end of year	5,118	346	349	5,813
Less: Reinsured MRB, end of year	—	—	(896)	(896)
Net Liability Balance after reinsurance recoverable	$5,118	$346	$(547)	$4,917
Net amount at risk
GMDB only	$—	$94	$510	$604
GMWB only	$695	$63	$—	$758
Combined*	$56	$12	$349	$417
Weighted average attained age of contract holders	68	64	73

Corebridge | 2025 Form 10-K 218

ITEM 8 | Notes to Consolidated Financial Statements | 14. Market Risk Benefits

	Individual Retirement	Group Retirement	Corporate and Other	Total
(in millions, except for attained age of contract holders)	Individual Retirement	Group Retirement	Corporate and Other	Total
Year Ended December 31, 2024
Balance, beginning of year	$3,128	$308	$1,434	$4,870
Effect of changes in our own credit risk	(292)	(88)	(780)	(1,160)
Balance, beginning of year, before effect of changes in our own credit risk	$2,836	$220	$654	$3,710
Issuances	924	53	1	978
Interest accrual	151	13	9	173
Attributed fees	—	60	677	737
Expected claims	—	(2)	(65)	(67)
Effect of changes in interest rates	(463)	(76)	(493)	(1,032)
Effect of changes in interest rate volatility	(10)	3	8	1
Effect of changes in equity markets	(4)	(94)	(1,030)	(1,128)
Effect of changes in equity index volatility	—	—	(2)	(2)
Actual outcome different from model expected outcome	(67)	9	65	7
Effect of changes in future expected policyholder behavior	148	26	—	174
Effect of changes in other future expected assumptions	18	—	(102)	(84)
Other, including foreign exchange	—	(3)	—	(3)
Balance, end of year before effect of changes in our own credit risk	3,533	209	(278)	3,464
Effect of changes in our own credit risk	224	69	587	880
Balance, end of year	3,757	278	309	4,344
Less: Reinsured MRB, end of year	—	—	(60)	(60)
Net liability balance after reinsurance recoverable	$3,757	$278	$249	$4,284
Net amount at risk
GMDB only	$—	$118	$584	$702
GMWB only	$210	$16	$—	$226
Combined*	$65	$12	$368	$445
Weighted average attained age of contract holders	68	64	72

Year Ended December 31, 2023
Balance, beginning of year	$2,059	$296	$1,679	$4,034
Effect of changes in our own credit risk	17	(24)	(458)	(465)
Balance, beginning of year, before effect of changes in our own credit risk	$2,076	$272	$1,221	$3,569
Issuances	680	37	1	718
Interest accrual	112	15	44	171
Attributed fees	—	63	803	866
Expected claims	—	(3)	(91)	(94)
Effect of changes in interest rates	(29)	(13)	(110)	(152)
Effect of changes in interest rate volatility	4	(3)	(73)	(72)
Effect of changes in equity markets	(11)	(109)	(1,225)	(1,345)
Effect of changes in equity index volatility	(1)	(5)	(13)	(19)
Actual outcome different from model expected outcome	11	7	177	195
Effect of changes in future expected policyholder behavior	(2)	1	1	—
Effect of changes in other future expected assumptions	(4)	(39)	(81)	(124)
Other, including foreign exchange	—	(3)	—	(3)
Balance, end of year before effect of changes in our own credit risk	2,836	220	654	3,710
Effect of changes in our own credit risk	292	88	780	1,160
Effect of changes in counterparty credit risk	—	—	—	—
Balance, end of year	3,128	308	1,434	4,870
Less: Reinsured MRB, end of year	—	—	(77)	(77)
Net liability balance after reinsurance recoverable	$3,128	$308	$1,357	$4,793
Net amount at risk
GMDB only	$—	$160	$758	$918
GMWB only	$152	$13	$—	$165
Combined*	$54	$18	$957	$1,029
Weighted average attained age of contract holders	68	64	71

*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

Corebridge | 2025 Form 10-K 219

ITEM 8 | Notes to Consolidated Financial Statements | 14. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Consolidated Balance Sheets:

	December 31, 2025			December 31, 2024
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$—	$5,118	$5,118	$—	$3,757	$3,757
Group Retirement	239	585	346	208	486	278
Corporate and Other	2,153	1,606	(547)	1,124	1,373	249
Total	$2,392	$7,309	$4,917	$1,332	$5,616	$4,284
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
The Company issues both individual and group variable annuities which contain guaranteed benefit features, however effective August 1, 2025, AGL reinsured all of its individual variable annuities, including associated market risk benefits, with CSLR through a coinsurance and modco reinsurance agreement. Subsequently, USL reinsured 100% of its in-force individual variable annuity contracts to CSLR on January 1, 2026.
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

Corebridge | 2025 Form 10-K 220

ITEM 8 | Notes to Consolidated Financial Statements | 15. Debt

15. Debt
Short-term and long-term debt is carried at the principal amount borrowed, including unamortized discounts, and fair value adjustments, when applicable.
The following table lists our total debt outstanding at December 31, 2025 and December 31, 2024. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2025, including fixed and variable rates:

(in millions)	Range of Interest Rate(s)	Maturity Date(s)	December 31, 2025	December 31, 2024
Current portion of long-term debt:
Senior unsecured notes	3.50%	2025	$—	$1,000
CRBGLH notes	7.50%	2025	$—	$101

Total short-term debt			$—	$1,101
Long-term debt issued by Corebridge:
Senior unsecured notes*	3.65% - 6.05%	2027 - 2052	$6,750	$6,750
Hybrid junior subordinated notes	6.375% - 6.875%	2052 - 2064	2,350	2,350
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	6.63%	2029	99	99
CRBGLH junior subordinated debentures	7.57% - 8.50%	2030 - 2046	227	227
Total long-term debt			9,426	9,426
Debt issuance costs			(67)	(73)
Total short-term and long-term debt, net of debt issuance costs			$9,359	$10,454
Debt of consolidated investment entities - not guaranteed by Corebridge	0.01% - 6.39%	2026 - 2051	1,547	1,938
Total debt, net of issuance costs			$10,906	$12,392
*    Interest rates reflect contractual amounts and do not reflect the effective borrowing rate after giving effect to the cash flow hedges.
The following table presents maturities of short-term and long-term debt (including unamortized original issue discount when applicable):

December 31, 2025		Year Ending
(in millions)	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt issued by Corebridge:
Senior unsecured notes	$6,750	$—	$1,250	$—	$1,000	$—	$4,500
Hybrid junior subordinated notes	2,350	—	—	—	—	—	2,350
CRBGLH notes	99	—	—	—	99	—	—
CRBGLH junior subordinated debentures	227	—	—	—	—	54	173
Total long-term debt issued by Corebridge	$9,426	$—	$1,250	$—	$1,099	$54	$7,023
SENIOR UNSECURED NOTES AND DELAYED DRAW TERM LOAN
On April 5, 2022, Corebridge Parent issued $6.5 billion of senior unsecured notes consisting of: $1.0 billion aggregate principal amount of its 3.50% Senior Notes due 2025, $1.25 billion aggregate principal amount of its 3.65% Senior Notes due 2027, $1.0 billion aggregate principal amount of its 3.85% Senior Notes due 2029, $1.5 billion aggregate principal amount of its 3.90% Senior Notes due 2032, $500 million aggregate principal amount of its 4.35% Senior Notes due 2042 and $1.25 billion aggregate principal amount of its 4.40% Senior Notes due 2052. At maturity, in April 2025, Corebridge Parent repaid the aggregate principal and accrued interest of the $1.0 billion 3.50% Senior Notes.
On September 15, 2022, Corebridge Parent borrowed an aggregate principal amount of $1.5 billion under a Three-Year Delayed Draw Term Loan Agreement (the “Three-Year DDTL Facility”). This facility was terminated on September 12, 2024 after the final loan repayment.
On September 15, 2023, Corebridge Parent issued $500 million of 6.05% Senior Notes due 2033.
On December 8, 2023, Corebridge Parent issued $750 million of 5.750% Senior Notes due 2034.

Corebridge | 2025 Form 10-K 221

ITEM 8 | Notes to Consolidated Financial Statements | 15. Debt

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
CRBGLH NOTES AND JUNIOR SUBORDINATED DEBENTURES
As of December 31, 2025, Corebridge Life Holdings, Inc. (“CRBGLH”) had outstanding $326 million aggregate principal amount, consisting of $227 million of junior subordinated debt due between 2030 and 2046 and $99 million of notes due 2029. At December 31, 2025, the junior subordinated debentures outstanding consisted of $54 million of 8.5% junior subordinated debentures due July 2030, $31 million of 7.57% junior subordinated debentures due December 2045 and $142 million of 8.125% junior subordinated debentures due March 2046, each guaranteed by AIG. At Maturity, in July 2025 CRBGLH repaid the aggregate principal and accrued interest of the $101 million 7.50% notes.
For details regarding guarantees provided by AIG related to these notes and debentures, see Note 16.
REVOLVING CREDIT AGREEMENT
On March 26, 2025, the 2022 Revolving Credit Agreement was terminated without penalty and Corebridge Parent entered into the 2025 Revolving Credit Agreement. The 2025 Revolving Credit Agreement provides for a five year total commitment of $3.0 billion revolving credit facility (the “2025 Credit Facility”). Under circumstances described in the 2025 Revolving Credit Agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment under the 2025 Revolving Credit Agreement of $3.5 billion. Loans under the 2025 Revolving Credit Agreement will mature on March 26, 2030. Under the 2025 Revolving Credit Agreement, the applicable rate, commitment fee and letter of credit fee were determined by reference to the credit ratings of Corebridge Parent’s senior, unsecured, long-term indebtedness. Borrowings bear interest at a rate per annum equal to (i) with respect to loans in US Dollars, an alternative base rate plus an applicable margin or the adjusted Term SOFR Rate plus an applicable margin, (ii) with respect to loans in Euros, the adjusted European Union Interbank Offer Rate (“EURIBOR”) plus an applicable margin, (iii) with respect to loans in Pounds Sterling, the adjusted Daily Simple Sterling Overnight Index Average (“SONIA”) Rate plus an applicable margin and (iv) with respect to loans in Japanese Yen, the adjusted Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin. There are no borrowings outstanding under the 2025 Credit Facility.
LETTERS OF CREDIT
As of December 31, 2025, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our subsidiaries (primarily, insurance companies) totaled $276 million.
CONSOLIDATED INVESTMENT ENTITIES CREDIT FACILITIES
We also maintain revolving credit facilities that can exclusively be utilized by certain consolidated investment entities to acquire real estate assets. Draws under those credit facilities cannot be utilized for general corporate purposes. These credit facilities have consolidated limits of up to $319 million. As of December 31, 2025, we have drawn $173 million under the credit facilities. Each of these credit facilities have maturity dates ranging from 9 months to one year 5 months.

Corebridge | 2025 Form 10-K 222

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
Moriarty Litigation
AGL continues to defend against Moriarty v. American General Life Insurance Co. (S.D. Cal.), a putative class action involving Sections 10113.71 and 10113.72 of the California Insurance Code, which was instituted against AGL on July 18, 2017 in state court. AGL removed the matter to federal court on August 23, 2017. In general, those statutes require that for life-insurance policies issued and delivered in California: (1) the policy must contain a 60-day grace period following non-payment of premium during which the policy remains in force; (2) the insurer must provide a 30-day pre-lapse notice; and (3) the insurer must notify policy owners of the right to designate a secondary recipient for lapse notices. The plaintiff contends AGL did not comply with these requirements for a policy issued before these statutes went into effect. The plaintiff seeks damages and other relief. AGL asserts various defenses to the plaintiff’s claims and to class certification. In 2022, the District Court held that a trial was necessary to determine whether AGL was liable on the plaintiff’s breach of contract claim. Also in 2022, the District Court denied class certification and granted partial summary judgment for AGL on the plaintiff’s claim for breach of the implied covenant of good faith and fair dealing. In 2023, the case was reassigned to a new judge, who remanded the plaintiff’s claim for injunctive relief under California’s Unfair Competition Law (UCL) back to state court, and that action has been stayed ever since. The judge also granted the plaintiff’s motion for summary judgment on the plaintiff’s breach of contract claim and decided that good cause existed to allow the plaintiff to file a third motion for class certification. AGL appealed the 2023 summary-judgment decision to the Ninth Circuit.

Corebridge | 2025 Form 10-K 223

ITEM 8 | Notes to Consolidated Financial Statements | 16. Contingencies, Commitments and Guarantees
While the Moriarty appeal was pending, the Ninth Circuit issued a published decision in Small v. Allianz Life Insurance Co. of North America, a related case presenting a substantially identical issue. The Ninth Circuit’s decision in Small squarely rejected the theory that the plaintiffs had advanced in that case and in Moriarty and embraced the argument, made by insurers, that any policyholder or beneficiary suing based on alleged breaches of Sections 10113.71 and 10113.72 must prove that the breaches actually caused them harm, for instance by resulting in missed payments or the lapse of the policy. On March 4, 2025 the panel in Moriarty issued a memorandum disposition without hearing oral argument, vacating the District Court’s 2023 summary-judgment order and remanding for further proceedings. The panel’s short opinion principally relies on the Ninth Circuit’s decision in Small. The Moriarty panel also denied the plaintiff’s request to certify a question to the California Supreme Court. In both Small and Moriarty, the Ninth Circuit denied the plaintiffs’ petitions for rehearing, and the U.S. Supreme Court denied the plaintiffs’ petition for a writ of certiorari on June 30, 2025. The Moriarty case thus returned to the District Court.
After returning to the District Court, the District Court entered an order on September 3, 2025, remanding the plaintiff’s claim for restitution under the UCL to state court. As a result, the plaintiff’s UCL claim is fully in state court and still subject to a stay pending resolution of the federal case. The plaintiff subsequently moved to lift the stay in state court, but the state court denied that motion on December 12, 2025. The plaintiff also moved to give notice to former putative class members of the denial of class certification; that motion was denied by the District Court on December 18, 2025.
On January 12, 2026, a jury trial began in the District Court on the plaintiff’s individual breach of contract claim. The jury rendered a verdict for the plaintiff on January 13, 2026, and the District Court is expected to enter a final judgment awarding the plaintiff the benefits of the policy (approximately $1 million), plus interest. AGL is evaluating its options for post-trial motions and/or another appeal to the Ninth Circuit. The plaintiff may move to lift the stay of state-court proceedings under the UCL upon the resolution of the federal case.
AGL is also defending other actions in California involving similar issues. Gevorgyan v. American General Life Insurance Co. (C.D. Cal.) was filed in state court on January 17, 2025, and removed to federal court on March 27, 2025. Delgado v. American General Life Insurance Co. (C.D. Cal.) was filed in federal court on March 7, 2025. Rocklage v. American General Life Insurance Co. (N.D. Cal.) was filed in state court on April 21, 2025, and removed to federal court on May 30, 2025. Eisenberg v. American General Life Insurance Co. (C.D. Cal.) was filed in state court on September 2, 2025, and removed to federal court on November 14, 2025. People of the State of California v. American General Life Insurance Co., et al. (Cal. Superior Court, San Diego County) was filed on October 17, 2024, against AGL, Lincoln Benefit Life Co., Everlake Life Insurance Co., and Transamerica Life Insurance Co., seeking civil penalties and equitable relief under California Business & Professions Code §§ 17200 et seq. On January 27, 2025, AGL filed a demurrer to the complaint. That demurrer was heard on July 10, 2025. The trial court sustained AGL’s demurrer as to misjoinder on August 25, 2025, but granted leave to amend. The plaintiff filed an Amended Complaint on September 11, 2025, and AGL filed an answer to that pleading on October 14, 2025.
These cases are in the early stages, and AGL expects their progress will be influenced by future developments in Moriarty and cases against other insurers involving the same insurance statutes. AGL has accrued its current estimate of probable loss with respect to these litigation matters.
LEASE COMMITMENTS
We lease office space and equipment in various locations across jurisdictions in which the Company operates. The majority of the resulting obligation arising from these contracts is generated by our real estate portfolio, which only includes contracts classified as operating leases. As of December 31, 2025, the lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $80 million and $79 million, respectively, and we made cash payments of $16 million in 2025 in connection with these leases. As of December 31, 2024, the lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $80 million and $75 million, respectively, and we made cash payments of $14 million in 2024 in connection with these leases. The liability includes non-lease components, such as property taxes and insurance for our gross leases. Some of these leases contain options to renew after a specified period of time at the prevailing market rate; however, renewal options that have not been exercised as of December 31, 2025 are excluded until management attains a reasonable level of certainty. Some leases also include termination options at specified times and term; however, termination options are not reflected in the lease asset and liability balances until they have been exercised.
The weighted average discount rate and lease term assumptions used in determining the liability are 6.7% and 8.29, respectively. The primary assumption used to determine the discount rate is the cost of funding for the Company, which is based on the secured borrowing rate for terms similar to the lease term, and for the major financial markets in which Corebridge operates.
Rent expense was $22 million, $16 million and $17 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Corebridge | 2025 Form 10-K 224

ITEM 8 | Notes to Consolidated Financial Statements | 16. Contingencies, Commitments and Guarantees
The following table presents the future undiscounted cash flows under operating leases at December 31, 2025:

(in millions)
2026	$18
2027	13
2028	11
2029	9
2030	9
Remaining years after 2030	41
Total undiscounted lease payments	101
Less: Present value adjustment	21
Net lease liabilities	$80
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $4.8 billion at December 31, 2025.
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
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which American Home Assurance Company (“AHAC”) or National Union Fire Insurance Company of Pittsburgh, PA (“NUFIC”) has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the years ended December 31, 2025 or 2024.
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

Corebridge | 2025 Form 10-K 225

ITEM 8 | Notes to Consolidated Financial Statements | 17. Equity

17. Equity
PREFERRED STOCK
Issuance of Corebridge Preferred Stock
On November 18, 2025, Corebridge Parent issued 500,000 shares of its 6.875% Fixed Rate Reset Non-Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), $1.00 par value per share, with a liquidation preference of $1,000 per share, for aggregate net cash proceeds of $493 million ($500 million gross). The preferred stock ranks senior to Corebridge common stock with respect to the payment of dividends and liquidation. Corebridge will pay dividends on the Series A Preferred Stock on a noncumulative basis only when, as and if declared by the Company’s Board of Directors (or a duly authorized committee of the Board) and will be payable semi-annually in arrears, commencing on June 1, 2026. Dividends will accrue on a noncumulative basis at a fixed rate per annum of 6.875% and from, and including, December 1, 2030, during each reset period at a rate per annum equal to the five-year treasury rate plus 3.181%. In connection with the issuance of the Series A Preferred Stock we incurred $7 million of issuance costs, which has been recorded as a reduction of additional paid-in capital. The Series A Preferred Stock is redeemable at Corebridge’s option, in whole or in part, on any dividend payment date on or after December 1, 2030, at a redemption price of $1,000 per share plus declared and unpaid dividends.
COMMON STOCK
The following table presents a rollforward of outstanding shares:

Year Ended December 31, 2025	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	650,189,849	(88,704,816)	561,485,033
Shares issued under long-term incentive compensation plans	—	1,600,884	1,600,884
Shares repurchased	—	(66,712,171)	(66,712,171)
Shares, end of period	650,189,849	(153,816,103)	496,373,746
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
The following table presents by announcement date, common stock repurchases authorized by Corebridge’s Board of Directors:

December 31, 2025
Announcement date	Authorized amount	Authorization Remaining*
(in millions)

June 23, 2025	$2,000	$2,000
February 11, 2025	$2,000	$592
April 30, 2024	$2,000	$—
May 4, 2023	$1,000	$—
*     The authorization remaining at December 31, 2025 does not reflect the applicable excise tax payable due to the Inflation Reduction Act of 2022.
From January 1, 2026 to February 6, 2026, we repurchased approximately 15.4 million shares of Corebridge Parent common stock for an aggregate purchase price of approximately $469 million, leaving approximately $2.1 billion under the share repurchase authorizations as of February 6, 2026.

Corebridge | 2025 Form 10-K 226

ITEM 8 | Notes to Consolidated Financial Statements | 17. Equity
RETAINED EARNINGS
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

November 3, 2025	December 17, 2025	December 31, 2025	$0.24
August 4, 2025	September 16, 2025	September 30, 2025	$0.24
May 5, 2025	June 16, 2025	June 30, 2025	$0.24
February 12, 2025	March 17, 2025	March 31, 2025	$0.24
Dividends Declared
On February 9, 2026, the Company declared a cash dividend on Corebridge Parent common stock of $0.25 per share, payable on March 31, 2026 to shareholders of record at close of business on March 17, 2026.

Corebridge | 2025 Form 10-K 227

ITEM 8 | Notes to Consolidated Financial Statements | 17. Equity
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which allowance for credit losses was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash Flow Hedges	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2022, net of tax	$(92)	$(19,380)	$(365)	$2,908	$157	$(100)	$9	$(16,863)
Change in unrealized appreciation (depreciation) of investments	28	5,962	—	—	—	—	—	5,990
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(695)	—	—	—	—	(695)
Change in discount rates assumptions of certain liabilities	—	—	—	(1,029)	—	—	—	(1,029)
Change in future policy benefits and other	(11)	(347)	—	—	—	—	—	(358)
Change in cash flow hedges	—	—	—	—	(16)	—	—	(16)
Change in foreign currency translation adjustments	—	—	—	—	—	39	—	39
Change in net actuarial loss	—	—	—	—	—	—	(7)	(7)
Change in deferred tax asset (liability)	(4)	(885)	151	216	5	9	—	(508)
Total other comprehensive income (loss)	13	4,730	(544)	(813)	(11)	48	(7)	3,416
Less: Noncontrolling interests	—	—	—	—	—	11	—	11
Balance, December 31, 2023, net of tax	$(79)	$(14,650)	$(909)	$2,095	$146	$(63)	$2	$(13,458)
Change in unrealized appreciation (depreciation) of investments	46	(1,677)	—	—	—	—	—	(1,631)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	280	—	—	—	—	280
Change in discount rates assumptions of certain liabilities	—	—	—	1,570	—	—	—	1,570
Change in future policy benefits and other	—	(60)	—	—	—	—	—	(60)
Change in cash flow hedges	—	—	—	—	(246)	—	—	(246)
Change in foreign currency translation adjustments	—	—	—	—	—	65	—	65
Change in deferred tax asset (liability)	(10)	197	(61)	(323)	53	(11)	—	(155)
Total other comprehensive income (loss)	36	(1,540)	219	1,247	(193)	54	—	(177)
Other	—	(39)	—	—	1	—	—	(38)
Less: Noncontrolling interests	—	—	—	—	—	8	—	8
Balance, December 31, 2024, net of tax	$(43)	$(16,229)	$(690)	$3,342	$(46)	$(17)	$2	$(13,681)
Change in unrealized appreciation (depreciation) of investments*	17	5,733	—	—	—	—	—	5,750
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(545)	—	—	—	—	(545)
Change in discount rates assumptions of certain liabilities	—	—	—	(116)	—	—	—	(116)
Change in future policy benefits and other	—	(74)	—	—	—	—	—	(74)
Change in cash flow hedges	—	—	—	—	144	—	—	144
Change in foreign currency translation adjustments	—	—	—	—	—	56	—	56
Change in deferred tax asset (liability)	(3)	(1,086)	119	24	(32)	(7)	—	(985)
Total other comprehensive income (loss)	14	4,573	(426)	(92)	112	49	—	4,230
Less: Noncontrolling interests	—	—	—	—	—	1	—	1
Balance, December 31, 2025, net of tax	$(29)	$(11,656)	$(1,116)	$3,250	$66	$31	$2	$(9,452)
*    Includes net unrealized gains and losses attributable to held-for-sale businesses at December 31, 2023.

Corebridge | 2025 Form 10-K 228

ITEM 8 | Notes to Consolidated Financial Statements | 17. Equity
The following table presents the OCI reclassification adjustments for the years ended December 31, 2025, 2024 and 2023, respectively:

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Year Ended December 31, 2025
Unrealized change arising during period	$17	$4,575	$(545)	$(83)	$144	$56	$—	$4,164
Less: Reclassification adjustments included in net income	—	(1,084)	—	33	—	—	—	(1,051)
Total other comprehensive income (loss), before income tax expense (benefit)	17	5,659	(545)	(116)	144	56	—	5,215
Less: Income tax expense (benefit)	3	1,086	(119)	(24)	32	7	—	985
Total other comprehensive income (loss), net of income tax expense (benefit)	$14	$4,573	$(426)	$(92)	$112	$49	$—	$4,230
Year Ended December 31, 2024
Unrealized change arising during period	$26	$(2,972)	$280	$1,816	$(246)	$(2)	$—	$(1,098)
Less: Reclassification adjustments included in net income	(20)	(1,235)	—	246	—	(67)	—	(1,076)
Total other comprehensive income (loss), before income tax expense (benefit)	46	(1,737)	280	1,570	(246)	65	—	(22)
Less: Income tax expense (benefit)	10	(197)	61	323	(53)	11	—	155
Total other comprehensive income (loss), net of income tax expense (benefit)	$36	$(1,540)	$219	$1,247	$(193)	$54	$—	$(177)
Year Ended December 31, 2023
Unrealized change arising during period	$—	$5,281	$(695)	$(1,029)	$(16)	$39	$—	$3,580
Less: Reclassification adjustments included in net income	(17)	(334)	—	—	—	—	7	(344)
Total other comprehensive income (loss),before income tax expense (benefit)	17	5,615	(695)	(1,029)	(16)	39	(7)	3,924
Less: Income tax expense (benefit)	4	885	(151)	(216)	(5)	(9)	—	508
Total other comprehensive income (loss), net of income tax expense (benefit)	$13	$4,730	$(544)	$(813)	$(11)	$48	$(7)	$3,416

Corebridge | 2025 Form 10-K 229

ITEM 8 | Notes to Consolidated Financial Statements | 17. Equity
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income (Loss)
	Years Ended December 31,
(in millions)	2025	2024	2023
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$(20)	$(17)	Net realized gains (losses)
Total	$—	$(20)	$(17)
Unrealized appreciation (depreciation) of all other investments
Investments	$(1,084)	$(1,174)	$(334)	Net realized gains (losses)
Sale of business	—	(61)	—	Net (gain) loss on divestitures
Total	$(1,084)	$(1,235)	$(334)
Effect of changes in the discount rates used to measure traditional and limited-payment long duration insurance contracts
Sale of business	$—	$246	$—	Net (gain) loss on divestitures
Reinsurance recapture	33	—	—	Policyholder benefits
Total	$33	$246	$—
Foreign Currency Translation Adjustments
Sale of business	$—	$(67)	$—	Net (gain) loss on divestitures
Total	$—	$(67)	$—
Change in retirement plan liabilities adjustment
Actuarial losses	$—	$—	$7	Net (gain) loss on divestitures and General operating expenses
Total	$—	$—	$7
Total reclassifications for the period	$(1,051)	$(1,076)	$(344)
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
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Years Ended December 31,
(in millions)	2025	2024	2023
Beginning balance	$864	$869	$939
Net (loss) attributable to redeemable noncontrolling interest	(24)	(27)	(68)
Other comprehensive income, net of tax	1	8	11
Changes in noncontrolling interests due to divestitures and acquisitions	—	145	(19)
Contributions from noncontrolling interests	51	70	96
Distributions to noncontrolling interests	(132)	(199)	(91)
Other	(1)	(2)	1
Ending balance	$759	$864	$869
See Note 8 for additional information related to Variable Interest Entities.

Corebridge | 2025 Form 10-K 230

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
The following table presents the computation of basic and diluted EPS for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(in millions, except per common share data)	2025	2024	2023
Numerator for EPS:
Net income (loss)	$(390)	$2,203	$1,036
Less: Net loss attributable to noncontrolling interests	(24)	(27)	(68)
Net income (loss) attributable to Corebridge	(366)	2,230	1,104
Less: Preferred stock dividends	—	—	—
Net income (loss) available to Corebridge common shareholders	$(366)	$2,230	$1,104

Denominator for EPS:
Weighted average common shares outstanding - basic	539.3	598.0	643.3
Dilutive common shares	—	1.2	1.9
Weighted average common shares outstanding - diluted	539.3	599.2	645.2

Income (loss) per common share available to Corebridge common shareholders
Common stock - basic	$(0.68)	$3.73	$1.72
Common stock - diluted	$(0.68)	$3.72	$1.71
*Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 1.9 million, 0.2 million and 0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

19. Statutory Financial Data and Restrictions
The following table presents statutory net income (loss) and capital and surplus for our insurance operations companies in accordance with statutory accounting practices:

(in millions)	2025	2024	2023
Years Ended December 31,
Statutory net income (loss)(1) (2):
Insurance Operations companies:
Domestic	$1,158	$1,643	$3,354
Foreign	—	—	(51)
Total Insurance Operations companies	$1,158	$1,643	$3,303
December 31,
Statutory capital and surplus(1) (2):
Insurance Operations companies:
Domestic	$13,713	$13,477
Foreign	—	—
Total Insurance Operations companies	$13,713	$13,477
Aggregate minimum required statutory capital and surplus:
Insurance Operations companies:
Domestic	$4,330	$4,159
Foreign	—	—
Total Insurance Operations companies	$4,330	$4,159
(1)    These amounts reflect our best estimate of the statutory net income, capital and surplus as of the dates these financial statements were issued.
(2)    CRBG Bermuda is a wholly-owned subsidiary of AGC Life, a Missouri-domiciled insurance holding company, and as such its capital and surplus is included in our Domestic results.

Corebridge | 2025 Form 10-K 231

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
For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the Risk-Based Capital (“RBC”) level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the United States and can vary significantly by jurisdiction. At both December 31, 2025 and 2024, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.
For foreign insurance companies, financial statements are prepared in accordance with local regulatory requirements. These accounting practices may differ from GAAP primarily by different rules on deferral of policy acquisition costs, amortization of deferred acquisition costs, and establishing future policy benefit liabilities using different actuarial assumptions, as well as valuing for deferred taxes on a different basis. At December 31, 2025, our sole remaining foreign insurance company CRBG Bermuda, files its statutory financial statements on a GAAP basis, subject to certain prudential filters.
STATUTORY PERMITTED ACCOUNTING PRACTICE
At December 31, 2025 and 2024, AGL used the following permitted practice that resulted in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk based capital that would have been reported had National Association of Insurance Commissioners (“NAIC”) statutory accounting practices or the prescribed regulatory accounting practices of their respective state regulator been followed in all respects:
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

Corebridge | 2025 Form 10-K 232

ITEM 8 | Notes to Consolidated Financial Statements | 19. Statutory Financial Data and Restrictions
•Effective July 1, 2025, AGL recognized an admitted asset related to the notional value of coverage defined in an XOL reinsurance agreement that provides coverage to AGL for aggregate claims incurred during the agreement term associated with guaranteed lifetime withdrawal benefits on certain fixed index annuities generally issued prior to January 2017 (“Block 4”) exceeding an attachment point as defined in the agreement. The XOL for Block 4 is limited to the annual standalone CFT for business retained, net of reinsurance, where the XOL cap is defined as 90% of the CFT margin performed at each year-end. For new business issued after December 31, 2025, the XOL limit will be increased each quarter based on a specified calculation. At the end of the calendar year, the new business retained will be included with the business from prior years in the determination of the XOL limit based on 90% of the CFT margin performed at year-end. The permitted practice for Block 4 will remain in effect through September 30, 2029.
The permitted practice resulted in an increase in the statutory surplus of AGL of approximately $2.6 billion and $2.1 billion at December 31, 2025 and 2024, respectively.
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
The maximum amount, before considering the dividend tests discussed below, that would qualify as an ordinary dividend, which would consequently be free from restriction and available for payment of dividends to AGC Life (as immediate parent company), by AGL, VALIC and USL in 2026, based upon financial information as of December 31, 2025, is estimated to be $2.0 billion. Specific to AGC Life, the maximum amount that would qualify as an ordinary dividend, which would consequently be free from restriction and available for payment of dividends to Corebridge in 2026, based upon financial information as of December 31, 2025 is estimated to be $3.8 billion, subject to availability of earned surplus as required under Missouri insurance law. The estimated ordinary dividend capacities of our insurance companies in Texas and Missouri are further limited by the fact that dividend tests under Texas and Missouri insurance laws are based on dividends previously paid over rolling twelve-month periods. Consequently, depending on the actual payment dates during 2026, some or all of the dividends estimated to be ordinary in 2026 may require regulatory approval or non-disapproval.
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
COREBRIDGE DIVIDEND RESTRICTIONS
At December 31, 2025, Corebridge’s ability to pay dividends is not subject to any significant contractual restrictions but remains subject to customary regulatory restrictions.

Corebridge | 2025 Form 10-K 233

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
On June 10, 2024, AIG Parent announced that it had met the requirements for the deconsolidation for accounting purposes of Corebridge. In conjunction with the deconsolidation all unvested AIG restricted stock units (“RSUs”) and performance share units (“PSUs”) held by our employees immediately vested under the terms of the AIG LTIP. Additionally, all unvested AIG stock options granted to our employees were converted to Corebridge stock options and retained the same vesting and expiration provisions of the original AIG stock options.
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
Corebridge’s LTIP provides for an annual award to certain employees, including our senior executive officers and other highly compensated employees, that may comprise a combination of one or more of the following units: PSUs, RSUs, or stock options. The number of PSUs issued on the grant date (the target) provides the opportunity for LTIP participants (usually senior management) to receive shares of CRBG Stock based on Corebridge achieving specified performance goals at the end of a three-year performance period. The actual number of PSUs earned can vary from zero to 200 percent of target for the 2025 LTI awards, depending on the Company’s meeting cumulative relative shareholder return targets and/or adjusted return on average equity (“ Adjusted ROAE”) targets, as applicable. RSUs and stock options are earned based solely on continued service by the participant and vesting occurs in three equal installments on the first, second and third anniversaries of the grant date.
Recipients must be employed at each vesting date to be entitled to share delivery, except upon the occurrence of an accelerated vesting event, such as an involuntary termination without cause, disability, retirement eligibility or death during the vesting period. Dividends on PSUs and RSUs accrue in cash and vest over the three year service period.
The following table presents our total direct share-based compensation expense which is settled as part of our quarterly intercompany process. This table reflects both AIG and Corebridge equity awards:

Years Ended December 31,
(in millions)	2025	2024	2023
Share-based compensation expense - pre-tax(a)	$67	$58	$60
Share-based compensation expense - after tax(b)	$53	$45	$48
(a)    As a result of accelerated vesting events, such as retirement eligibility in the year of grant and involuntary terminations, we recognized $28 million, $25 million and $24 million in 2025, 2024, and 2023, respectively, prior to the end of the specified vesting periods. It is our policy to reverse compensation expense for forfeited awards when they occur.
(b)     The income tax expense (benefit), excluding foreign jurisdictions, was computed using the U.S. statutory tax rate of 21%.
Unit Valuation
The grant date fair value of RSUs, as well as PSUs that are earned based on meeting Adjusted ROAE targets, was based on the closing price of CRBG Stock on the grant date. The grant date fair value of PSUs earned based on Corebridge’s relative shareholder return was measured using a Monte Carlo simulation. The grant date fair value is calculated assuming dividends distributed during the performance period are reinvested on the ex‑dividend date in CRBG stock.

Corebridge | 2025 Form 10-K 234

ITEM 8 | Notes to Consolidated Financial Statements | 20. Share-Based Compensation Plans
The following weighted-average assumptions were used for PSUs granted:

2025
Expected volatility (a)	29.97%
Risk-free interest rate (b)	4.02%
(a)    We used the historical volatility for CRBG and the members of the Peer Group, commensurate with the remaining Performance Period as of the valuation date.
(b)    We converted the semi-annual zero-coupon U.S. Treasury rates as of the valuation date to continuously compounded rates. The risk-free interest rate is the continuously compounded interest rate for the period commensurate with the length of the remaining performance period as of the valuation dates.
The following table summarizes outstanding share-settled LTI awards:

As of or for the Year Ended December 31,	2025		2024		2023
	Number of Units	Weighted Average Grant Date Fair Value*	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested, beginning of year	2,591,330	$22.31	4,153,530	$19.64	6,537,155	$21.00
Granted	2,463,951	33.13	2,323,450	25.89	2,907,967	19.81
Vested	(1,944,434)	24.91	(3,683,321)	21.34	(4,725,911)	18.70
Forfeited	(192,030)	24.82	(202,329)	22.36	(565,681)	19.07
Unvested, end of year	2,918,817	$26.29	2,591,330	$22.31	4,153,530	$19.64
At December 31, 2025, the total unrecognized compensation cost for outstanding RSUs and PSUs was $53 million, the weighted-average period of years over which that cost is expected to be recognized is 1 year for RSUs and 1.13 years for PSUs.
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
The following weighted-average assumptions were used for stock options granted:

	2025	2024
Expected annual dividend yield (a)	2.97%	3.55%
Expected volatility (b)	29.55%	23.64%
Risk-free interest rate (c)	4.19%	4.20%
Expected term (d)	6.00 years	6.00 years
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

Corebridge | 2025 Form 10-K 235

ITEM 8 | Notes to Consolidated Financial Statements | 20. Share-Based Compensation Plans
The following table provides a rollforward of stock option activity:

	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Values (in millions)
As of or for the Year Ended December 31, 2025
Outstanding, beginning of year	1,678,537	$23.66	8.74	$10.52
Granted	1,050,763	32.41
Exercised	(38,451)	19.93
Forfeited	(30,014)	30.13
Outstanding, end of year	2,660,835	$27.10	8.45	$10.60
Exercisable, end of year	1,396,207	$26.23	8.12	$6.61

As of or for the Year Ended December 31, 2024
Outstanding, beginning of year	720,677	$20.12	9.12	$1.27
Granted	1,267,910	25.64
Exercised	(87,813)	17.58
Forfeited	(222,237)	25.16
Outstanding, end of year	1,678,537	$23.66	8.74	$10.52
Exercisable, end of year	1,049,314	$23.36	8.66	$6.90
The weighted average grant date fair value of stock options granted during 2025 and 2024 was $6.60 and $5.46, respectively. As of December 31, 2025, we recognized $5.4 million of expense, while $5.3 million was unrecognized and is expected to be amortized up to 1.25 years.
Non-Employee Plan
Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested deferred stock units (“DSUs”) with delivery deferred until retirement from the Board. DSUs accrue dividend equivalents from the award grant date until the shares are delivered, and are paid in cash upon issuance. In 2025 and 2024 we granted to non-employee directors 39,717 and 29,557 DSUs, respectively, and recognized expense of $1.3 million and $0.9 million, respectively.

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
Following the IPO, we have ceased to be a participating affiliate in, and do not have any liability with respect to, the Pension Plans. Prior to the IPO, we accounted for the Pension Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Pension Plans. We recognized a liability only for any required contributions to the Pension Plans that were accrued and unpaid at the balance sheet date. The Company’s allocated share of AIG’s net pension credits recorded in the Consolidated Statements of Income (Loss) was $0 million, $0 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Corebridge | 2025 Form 10-K 236

ITEM 8 | Notes to Consolidated Financial Statements | 21. Employee Benefits
POSTRETIREMENT PLANS
Prior to August 22, 2022, AIG provided postemployment medical and life benefits for certain retired employees (the “Benefits”). Since August 22, 2022, the Benefits are provided by Corebridge Parent with certain limited exceptions. The Company’s postretirement benefit expense recorded in the Consolidated Statements of Income (Loss) was $2 million, $(2) million and $1 million for the years ended December 31, 2025, 2024 and 2023 respectively. The related projected benefit obligation recorded in the Consolidated Balance Sheets was $31 million and $31 million as of December 31, 2025 and 2024, respectively.
The Benefits are based upon the employee attaining the age of 55 and having a minimum of ten years of service, which was reduced to 5 years in 2019 for medical coverage only. Eligible employees who have medical coverage can enroll in retiree medical upon termination of employment. Medical benefits are contributory, while the life insurance benefits, which are closed to new employees, are generally non-contributory. The amount contributed for retiree medical benefits is based on the actual premium amount, which for some retirees may be reduced by certain subsidies. These retiree contributions are subject to annual adjustments. Other cost sharing features of the medical plan include deductibles, coinsurance, Medicare coordination, and an employer subsidy for grandfathered employees only.
DEFINED CONTRIBUTION PLANS
Prior to August 22, 2022, employees participated in AIG’s qualified defined contribution plan that provided for contributions by employees, as well as an employer contribution. On August 22, 2022, participants’ accounts in the AIG plan were transferred to the Corebridge Financial Inc. Retirement Savings 401(k) Plan. The Company’s contributions relating to these plans were $70 million, $70 million and $68 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In addition, the Company sponsors defined contribution plans for certain non-U.S. employees which also provide for contributions by employees, as well as an employer contribution. The Company’s contributions relating to these plans were $1 million, $2 million and $7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

22. Income Taxes
RECENT TAX LAW CHANGES
The Inflation Reduction Act of 2022 (H.R. 5376), (the “Inflation Reduction Act”) includes a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period and a 1% stock buyback tax. In 2024, the U.S. Treasury and Internal Revenue Service (“IRS”) published proposed regulations with respect to the CAMT. On September 30, 2025, the IRS issued Notice 2025-46 and Notice 2025-49 which provide favorable interim guidance on tax consolidations. These Notices provide an option to calculate our CAMT liability based on the consolidated tax group while we’re subject to the waiting period discussed below, as well as certain other matters that do not have a significant impact on Corebridge. Our estimated CAMT liability will continue to be refined based on future guidance.
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

Corebridge | 2025 Form 10-K 237

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

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
EFFECTIVE TAX RATE
The following table presents income (loss) before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2025	2024	2023
U.S.	$(533)	$2,765	$972
Foreign	(8)	38	(32)
Total	$(541)	$2,803	$940
The following table presents the income tax expense (benefit) attributable to pre-tax income (loss):

Years Ended December 31,
(in millions)	2025	2024	2023
U.S. and Foreign components of actual income tax expense:
U.S. Federal:
Current	$(487)	$(43)	$302
Deferred	347	624	(404)
State:
Current	(2)	9	9
Deferred	(10)	6	4
Foreign:
Current	1	(1)	(5)
Deferred	—	5	(2)
Total	$(151)	$600	$(96)
The following table presents the income taxes paid (net of refunds):

Years Ended December 31,
(in millions)	2025	2024	2023
U.S. Federal	$203	$240	$(20)
State	(11)	14	38
Foreign	—	(2)	2
Total	$192	$252	$20
Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

Years Ended December 31,
(in millions)	2025	2024	2023
State:
Florida	*	*	$27
Illinois	*	*	$2
Maryland	$(16)	*	*
Oregon	*	*	$1
Virginia	$(10)	*	*
Foreign:
Ireland	*	*	$2
*    Jurisdictions without an amount presented are below the threshold required for disclosure.

Corebridge | 2025 Form 10-K 238

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

Our actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

Years Ended December 31,	2025			2024			2023
(dollars in millions)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)
U.S. federal income tax at statutory rate	$(541)	$(114)	21%	$2,803	$589	21%	$940	$197	21%
Adjustments:
State and local income tax, net of federal (national) income tax effect*		(9)	1.7		14	0.5	—	10	1.1
Foreign tax effects		—	—		—	—		(5)	(0.5)
Tax credits
Foreign tax credits		(23)	4.3		(11)	(0.4)	—	(11)	(1.2)
Investment tax credits		(12)	2.2		(8)	(0.3)		—	—
Changes in valuation allowances		88	(16.3)		94	3.4	—	11	1.2
Nontaxable or nondeductible items
Dispositions of Subsidiaries		—	—		4	0.1	—	(99)	(10.5)
Noncontrolling interest		5	(0.9)		6	0.2	—	14	1.5
Share based compensation payments excess tax deduction		(2)	0.4		(4)	(0.1)	—	(10)	(1.1)
Dividends received deduction		(43)	7.9		(48)	(1.7)	—	(59)	(6.3)
Other nontaxable and nondeductible items		2	(0.4)		12	0.4		2	0.2
Adjustments to prior year tax returns related to nontaxable or nondeductible items		(14)	2.6		—	—	—	(56)	(6.0)
Changes in unrecognized tax benefits		—	—		(17)	(0.6)	—	—	—
Other
Reclassifications from accumulated other comprehensive income		(29)	5.4		(31)	(1.1)	—	(50)	(5.3)
Adjustments to deferred tax assets		—	—		—	—		(40)	(4.3)
Consolidated total amounts	$(541)	$(151)	27.9%	$2,803	$600	21.4%	$940	$(96)	(10.2)%
*    State taxes in Illinois, Florida, and Mississippi made up the majority (greater than 50 percent) of the tax effect in this category.
For the year ended December 31, 2025, there was a tax benefit on loss from operations, resulting in an effective tax rate on loss from operations of 27.9%. The effective tax rate on loss from operations differs from the statutory tax rate of 21% primarily due to tax benefits of $43 million dividends received deduction, $29 million of reclassifications from accumulated other comprehensive income to income from operations related to the disposal of available-for-sale securities, $35 million of tax credits, $14 million primarily associated with adjustments to prior year tax returns, including interest and $9 million related to state and local income taxes. These tax benefits were partially offset by tax charges of $88 million associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards.
For the year ended December 31, 2024, there was a tax expense on income from operations, resulting in an effective tax rate on income from operations of 21.4%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax charges of $92 million associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, and $14 million related to state and local income taxes. These tax charges were partially offset by tax benefits of $48 million dividends received deduction, $31 million of reclassifications from accumulated other comprehensive income to income from operations related to the disposal of available-for-sale securities,$19 million of tax credits, and $17 million primarily associated with the release of reserves for uncertain tax positions related to audit activity by the IRS.
For the year ended December 31, 2023, there was a tax benefit on income from operations, resulting in an effective tax rate on income from operations of (10.2)%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax benefits of $95 million of associated with the establishment of outside basis as a result of the held-for-sale designation of Laya and AIG Life, $56 million associated with tax adjustments related to prior year returns, $59 million dividends received deduction, $50 million reclassifications from accumulated other comprehensive income to income from operations related to the disposal of available-for-sale securities, $40 million adjustments to deferred tax assets, and $11 million of tax credits. These tax benefits were partially offset by tax charges of $14 million as a result of noncontrolling interest, $10 million related to state and local income taxes, and $11 million additional valuation allowance establishment.

Corebridge | 2025 Form 10-K 239

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2025	2024
Deferred tax assets:
Losses and tax credit carryforwards	$1,420	$877
Basis differences on investments	2,336	2,944
Life policy reserves	740	658
Investments in foreign subsidiaries	—	15
Fixed assets and intangible assets	1,190	1,566
Other	343	416
Employee benefits	19	60
Unrealized losses related to available-for-sale debt securities	2,944	4,102
Market risk benefits	1,216	902
Total deferred tax assets	10,208	11,540
Deferred tax liabilities:
Fortitude Re funds withheld embedded derivative	$(723)	$(815)
Accruals not currently deductible, and other	(109)	(118)
Deferred policy acquisition costs	(1,555)	(1,553)
Total deferred tax liabilities	(2,387)	(2,486)
Net deferred tax assets before valuation allowance	7,821	9,054
Valuation allowance	(1,478)	(1,548)
Net deferred tax assets (liabilities)	$6,343	$7,506
The following table presents U.S. federal income tax losses and credits carryforwards:

December 31, 2025			Carryforward Period Ending Tax Year
(in millions)	Gross	Total Tax Effected	2028	2029	2030	2031	2035	2036	2037	Indefinite
Deferred tax assets:
Net operating loss carryforwards	$1,332	$280	$5	$—	$—	$32	$3	$4	$30	$206
Capital loss carryforwards	2,915	612	—	343	269	—	—	—	—	—
Other carryforwards	1,876	394	—	—	—	—	—	—	—	394
Total U.S. federal tax losses and credit carryforwards on a U.S. GAAP basis	$6,123	$1,286	$5	$343	$269	$32	$3	$4	$30	$600
We have net operating loss carryforwards of $134 million, tax effected, for certain state and local jurisdictions.
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

Corebridge | 2025 Form 10-K 240

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

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
Our separation from AIG resulted in an “ownership change” for U.S. federal income tax purposes under Section 382 of the Code. As a result of the ownership change, a limitation has been imposed upon the utilization of our U.S. net operating loss carryforwards and certain built-in losses and deductions to offset future taxable income. Based on our updated valuation, our utilization is limited to approximately $847 million per year. These limitation amounts accumulate for future use to the extent they are not utilized in a given year during the five-year period following the ownership change. We consider the limitation when assessing realization of our deferred tax assets, and if we believe that deferred tax assets consisting of the pre-ownership change net operating losses and other built-in losses and deductions are no longer more-likely-than-not to be realized, a valuation allowance will be provided. As a result of the Sec. 382 limitation, we wrote off $4 million of net operating losses which were deemed worthless in 2025, on which a valuation allowance had been previously established.
For the year ended December 31, 2025, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax capital gains and losses in the U.S. Life insurance companies’ available-for-sale securities portfolio, resulting in a deferred tax asset. The deferred tax asset relates to the unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying pool of securities to recovery. As of December 31, 2025, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized capital losses that are not more-likely-than-not to be realized. For the year ended December 31, 2025, we recorded an increase in valuation allowance of $11 million related to net operating loss carryforwards and other ordinary deferred tax assets and net (decrease) of $(83) million related to investment losses, of which $72 million was recorded through the Consolidated Statements of Income (Loss) and $(155) million was recorded in OCI. As of December 31, 2025, we have a U.S. federal valuation allowance of $1.3 billion, of which $160 million is related to net operating loss carryforwards and other ordinary deferred tax assets and $1.2 billion ($1.0 billion reflected in AOCI) is related to realized and unrealized capital losses.
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
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31,
(in millions)	2025	2024	2023
Gross unrecognized tax benefits, beginning of year	$3	$20	$20
Increases in tax positions for prior years	—	—	—
Decreases in tax positions for prior years	—	(17)	—
Increases in tax positions for current year	—	—	—
Settlements	—	—	—
Gross unrecognized tax benefits, end of year	$3	$3	$20
At December 31, 2025, 2024 and 2023, Corebridge subsidiaries had unrecognized tax benefits, excluding interest and penalties, which were $3 million, $3 million and $20 million, respectively, all of which would favorably affect the effective tax rate if recognized.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2025, 2024 and 2023 we had no accrued liabilities for the payment of interest and penalties. There was no interest activity related to unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023.

Corebridge | 2025 Form 10-K 241

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

December 31, 2025	Open Tax Years
Major Tax Jurisdiction
United States	2007-2024
United Kingdom	2023-2024

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
Our related party transactions with AIG included: (1) advisory transactions; (2) capital markets agreements; (3) general service agreements; (4) tax sharing agreements; (5) certain guarantees; (6) employee compensation and benefits; and (7) previously reinsurance transactions.
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
Separately, certain of our subsidiaries provide portfolio administration and investment planning, performance evaluation and oversight services to AIG Property Casualty International, LLC (“AIGPCI”), on a non-discretionary basis, with respect to the investment portfolios of various of AIGPCI’s non-U.S. subsidiaries. In some cases, these services are directly provided to AIGPCI’s non-US subsidiaries. We offer our Funds to AIGPCI’s non-U.S. subsidiaries. Our subsidiaries earn investment management and advisory fees under the IMAs and other service agreements, as well as management fees and carried interest distributions or similar performance-based compensation under the Funds’ operating agreements, the majority of which are based on, or calibrated to approximate, the costs of providing the services. With respect to a minority of the AIG client portfolios, which relate to assets backing risks that have been transferred to third parties, our subsidiaries earn market-based fees. Management and advisory fee income for these Investment Services and related services reflected in Other income on the Consolidated Statements of Income (Loss) were $6 million, $17 million and $34 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Capital Markets Agreements
Historically, we received a suite of capital markets services, including securities lending, collateral management, repurchase transactions, derivatives execution and support, and operational support services, from AIG Markets, Inc. (“AIGM”), a subsidiary of AIG, for which we paid a fee. AIGM provided these services through various services agreements.

Corebridge | 2025 Form 10-K 242

ITEM 8 | Notes to Consolidated Financial Statements | 23. Related Parties

The suite of capital markets services previously provided by AIGM are now provided by our consolidated subsidiary Corebridge Markets, LLC (“CRBGM”).
In addition, in the ordinary course of business, we previously entered into over-the-counter derivative transactions with AIGM under standard ISDA Master Agreements. The majority of transactions previously outstanding with AIGM were legally transferred to CRBGM as of December 31, 2023. As of December 31, 2025, all outstanding derivative positions have matured.
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
Amounts due to AIG under these agreements were $1 million and $6 million as of December 31, 2025 and December 31, 2024, respectively. Amounts due from AIG were $3 million and $2 million as of December 31, 2025 and December 31, 2024, respectively. The total service expenses incurred specific to these agreements reflected in General operating expenses on the Consolidated Statements of Income (Loss) were $7 million, $43 million and $161 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Reinsurance Transactions
From time to time, AIG Life U.K. entered into various coinsurance agreements with American International Reinsurance Company, Ltd., a consolidated subsidiary of AIG (“AIRCO”). On April 8, 2024, Corebridge completed the sale of AIG Life U.K. to Aviva and AIG Life U.K. terminated its reinsurance agreements with AIRCO. Ceded premiums related to these agreements were $9 million and $37 million for the years ended December 31, 2024 and 2023, respectively.
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
Prior to the IPO, Corebridge and SAFG Capital LLC were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. There were no payments to (refunds from) AIG in connection with the tax sharing agreements for the years ended December 31, 2025 and 2024. A refund of $494 million was received for the year ended December 31, 2023. Amounts payable to AIG pursuant to the tax sharing agreements were $380 million and $364 million as of December 31, 2025 and December 31, 2024, respectively.
Employee Compensation and Benefits
Our employees participate in certain of AIG’s employee benefit programs. We had a payable of $1 million and $1 million as of December 31, 2025 and December 31, 2024, respectively, with respect to these programs. On September 14, 2022, we entered into an employee matters agreement with AIG (the “EMA”). The EMA allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters between us and AIG. The EMA generally provides that, unless otherwise specified, each party is responsible for liabilities associated with their current and former employees for purposes of compensation and benefit matters following the IPO.

Corebridge | 2025 Form 10-K 243

ITEM 8 | Notes to Consolidated Financial Statements | 23. Related Parties

Repurchase of Corebridge Common Stock
On November 4, 2025, the Company, AIG, and J.P. Morgan Securities LLC (the “Underwriter”) entered into an underwriting agreement (the “Underwriting Agreement”) pursuant to which AIG agreed to sell to the Underwriter, and the Underwriter agreed to purchase from AIG, 32.6 million shares of the Company’s common stock, at a price of $31.03 per share. The Company also agreed and purchased approximately 16.1 million shares of Corebridge Common Stock sold to the Underwriter at the same per share price paid by the Underwriter for an aggregate purchase price of approximately $500 million.
During 2024, we repurchased approximately 8.0 million shares of Corebridge Common Stock from AIG for an aggregate purchase price of approximately $200 million. During 2023, we repurchased approximately 17.2 million shares of Corebridge Common Stock from AIG for an aggregate purchase price of approximately $315 million.
Related Party Transactions with Blackstone Inc. (“Blackstone”)
Advisory Transactions
On December 30, 2025, funds managed by affiliates of Blackstone acquired AIG’s interests in certain real estate funds and other investments which are managed by the Company. We will receive management and advisory fee income for Investment Services related to these ventures.
Investment Expense
We entered into a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred were $323 million, $243 million and $175 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Repurchase of Corebridge Common Stock
During 2023, we repurchased approximately 1.9 million shares of Corebridge Common Stock from Blackstone for an aggregate purchase price of approximately $35 million.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by related parties, and in other instances, related parties may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by related parties was $24 million and $23 million as of December 31, 2025 and December 31, 2024, respectively. The interest expense incurred on the debt reflected in Interest expense on the Consolidated Statements of Income (Loss) were $0 million, $1 million and $9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The noncontrolling interest included in the Consolidated Balance Sheets related to the VIEs held by related parties was $334 million and $400 million as of December 31, 2025 and December 31, 2024, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by related parties were $(17) million, $(6) million and $(3) million for the years ended December 31, 2025, 2024 and 2023, respectively.
In addition to transactions with VIEs, Corebridge has entered into other structured financing arrangements supporting real estate properties and other types of assets with other related parties. These financing arrangements are reported in Other invested assets in the Consolidated Balance Sheets. Certain of these and the VIE structures above also include commitments for funding from related parties of $0.6 billion and $0.6 billion at December 31, 2025 and December 31, 2024, respectively.
For additional information related to VIEs and other investments, see Notes 5 and 8.

Corebridge | 2025 Form 10-K 244

Schedules | Schedule I
Summary of Investments – Other than Investments in Related Parties

			Schedule I
December 31, 2025			Amount at which shown in the Balance Sheet
(in millions)	Cost(a)	Fair Value
Fixed maturities:
U.S. government and government sponsored entities	$1,847	$1,529	$1,529
Obligations of states, municipalities and political subdivisions	5,180	4,520	4,520
Non-U.S. governments	5,096	4,562	4,562
Public utilities	23,547	20,922	20,922
All other corporate debt securities	113,811	104,063	104,063
Mortgage-backed, asset-backed and collateralized	59,774	59,192	59,192
Total fixed maturity securities	209,255	194,788	194,788
Equity securities and mutual funds:
Common stock:
Public utilities	19	19	19
Industrial, miscellaneous and all other	6	6	6
Total common stock	25	25	25
Preferred stock	54	54	54
Total equity securities and mutual funds	79	79	79
Mortgage and other loans receivable, net of allowance
Commercial mortgages	37,009	35,112	37,009
Residential mortgages	13,839	13,361	13,839
Life insurance policy loans	1,694	1,694	1,694
Commercial loans, other loans and notes receivable	2,666	2,564	2,666
Total mortgage and other loans receivable	55,208	52,731	55,208
Allowance for credit losses	(727)	—	(727)
Total mortgage and other loans receivable, net of allowance	54,481	52,731	54,481
Other invested assets	10,641	10,235	10,235
Short-term investments, at cost (approximates fair value)	5,675	5,675	5,675
Derivative assets(b)	441	441	441
Total investments	$280,572	$263,949	$265,699
(a)Original cost of fixed maturities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.
(b)Excludes $299 million of derivative liabilities.

Corebridge | 2025 Form 10-K 245

Schedules | Schedule II

Condensed Financial Information of Registrant
Balance Sheets - Parent Company Only

	Schedule II
December 31,
(in millions, except per common share data)	2025	2024
Assets:
Short-term investments	$2,333	$2,224
Other investments	157	197
Total investments	2,490	2,421
Cash	—	—
Due from affiliates*	30	33
Current tax receivable	54	28
Deferred income taxes	236	140
Investment in consolidated subsidiaries*	19,723	19,373
Other assets	163	204
Total assets	$22,696	$22,199
Liabilities:
Due to affiliate*	$279	$503
Current tax payable	—	12
Short-term and long-term debt	9,033	10,027
Other liabilities	183	195
Total liabilities	9,495	10,737
Corebridge Shareholders’ equity:
Preferred stock and additional paid-in capital	493	—
Common stock	7	7
Treasury stock	(4,382)	(2,282)
Additional paid-in capital	8,162	8,161
Retained earnings	18,373	19,257
Accumulated other comprehensive income	(9,452)	(13,681)
Total Corebridge Shareholders’ equity	13,201	11,462
Total liabilities and equity	$22,696	$22,199
*    Eliminated for the consolidated Corebridge financial statements.
See accompanying Notes to Condensed Financial Information of Registrant.

Corebridge | 2025 Form 10-K 246

Schedules | Schedule II

Condensed Financial Information of Registrant (Continued)
Statements of Income (Loss) and Comprehensive Income (Loss) - Parent Company Only

		Schedule II
Years Ended December 31,
(in millions)	2025	2024	2023
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries*	$(3,724)	$530	$(743)
Dividend income from consolidated subsidiaries*	3,810	2,160	2,017
Interest income	64	76	67
Net realized gains (losses)	(6)	18	(3)
Total revenues	144	2,784	1,338
Expenses:
Interest expense	437	409	398
Net (gain) loss on sale of divested businesses	—	(245)	(620)
Other expenses	187	385	507
Total expenses	624	549	285
Income from continuing operations before income tax expense (benefit)	(480)	2,235	1,053
Income tax expense (benefit)	(114)	5	(51)
Net income (loss) attributable to Corebridge Parent	(366)	2,230	1,104
Less: Preferred stock dividends	—	—	—
Net income (loss) available to Corebridge Parent Common Shareholders	(366)	2,230	1,104
Other comprehensive income (loss)	4,229	(185)	3,405
Total comprehensive income (loss)	$3,863	$2,045	$4,509
*    Eliminated for the consolidated Corebridge financial statements.
See accompanying Notes to Condensed Financial Information of Registrant.

Corebridge | 2025 Form 10-K 247

Schedules | Schedule II

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows - Parent Company Only

		Schedule II
Years Ended December 31,
(in millions)	2025	2024	2023
Net cash provided by (used in) operating activities	$3,106	$1,548	$1,532
Cash flows from investing activities:
Contributions to subsidiaries	—	(200)	—
Return of capital from subsidiaries	175	—	—
Sales of divested businesses	—	577	752
Net change in short-term investments	(109)	(630)	(95)
Net change in derivative assets and liabilities	—	—	(3)
Net cash provided by (used in) investing activities	66	(253)	654
Cash flows from financing activities:
Dividends paid on common stock	(511)	(544)	(1,722)
Issuance of long-term debt	—	1,329	1,240
Issuance of short-term debt	—	30	—
Repayments of short-term debt	(1,000)	(280)	(1,250)
Issuance of common stock	—	1	—
Repurchase of common stock	(2,118)	(1,792)	(498)
Issuance of preferred stock	493	—	—
Other financing	(36)	(39)	35
Net cash used in financing activities	(3,172)	(1,295)	(2,195)
Net increase (decrease) in cash and restricted cash	—	—	(9)
Cash and restricted cash at beginning of year	—	—	9
Cash and restricted cash at end of year	$—	$—	$—

Supplementary disclosure of cash flow information:
Years Ended December 31,
(in millions)	2025	2024	2023
Cash	$—	$—	$—
Total cash and restricted cash shown in Statements of Cash Flows –
Corebridge Parent Company Only	$—	$—	$—
Cash (paid) received during the period for:
Taxes:
Income tax	$8	$(32)	$259
See accompanying Notes to Condensed Financial Information of Registrant.

Corebridge | 2025 Form 10-K 248

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
The following table lists our total debt outstanding at December 31, 2025 and December 31, 2024. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2025, including fixed and variable rates:

(in millions)	Range of Interest Rate(s)	Maturity Date(s)	December 31, 2025	December 31, 2024
Current portion of long-term debt:
Senior unsecured notes	3.50%	2025	$—	$1,000
Total short-term debt			—	1,000
Long-term debt issued by Corebridge:
Senior unsecured notes*	3.65% - 6.05%	2027 - 2052	$6,750	$6,750
Hybrid junior subordinated notes	6.375% - 6.875%	2052 - 2064	2,350	2,350
Total long-term debt			9,100	9,100
Debt issuance costs			(67)	(73)
Total short-term and long-term debt, net of debt issuance costs			$9,033	$10,027
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
INTERCOMPANY LENDING FACILITIES
Corebridge Parent has two revolving loan facilities where our participating subsidiaries can, on a several basis, borrow monies from Corebridge Parent subject to the terms and conditions stated therein. Principal amounts borrowed under each of these facilities could be repaid and re-borrowed, in whole or in part, from time to time, without penalty. As of December 31, 2025, there were no amounts owed under these facilities.
REVOLVING CREDIT AGREEMENT
On May 12, 2022, Corebridge Parent entered into the Revolving Credit Agreement (the“2022 Revolving Credit Agreement”). On March 26, 2025 the 2022 Revolving Credit Agreement was terminated without penalty.
On March 26, 2025, Corebridge Parent entered into the Revolving Credit Agreement (the “2025 Revolving Credit Agreement”). The 2025 Revolving Credit Agreement replaced the 2022 Revolving Credit Agreement. Loans under the 2025 Revolving Credit Agreement will mature on March 26, 2030.
For further details regarding the revolving credit agreements, see Note 15 to the Consolidated Financial Statements.

Corebridge | 2025 Form 10-K 249

Schedules | Schedule II

LETTERS OF CREDIT
As of December 31, 2025, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our subsidiaries (primarily, insurance companies) totaled $276 million.
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
Corebridge Parent entered into a Capital and Liquidity Support Agreement with VALIC Trust Company Inc. and CRBG Bermuda for regulatory reasons.
Corebridge Parent guarantees to reimburse banks for any drawdowns on letters of credit where it is the applicant and the beneficiary is one of its subsidiaries.
For further details regarding guarantees, see Note 16 to the Consolidated Financial Statements.

4. Subsequent Event
On January 5, 2026, Corebridge Parent made a capital contribution of $75 million to CRBGLH.

Corebridge | 2025 Form 10-K 250

Schedules | Schedule III
Supplementary Insurance Information

At December 31, 2025 and 2024				Schedule III
Segment (in millions)	Deferred Policy Acquisition Costs and Value of Business Acquired	Future Policy Benefits	Policy and Contract Claims	Unearned Premiums
2025
Individual Retirement	$3,379	$1,219	$25	$—
Group Retirement	1,053	311	1	—
Life Insurance	4,171	13,513	831	5
Institutional Markets	118	25,831	87	—
Corporate and Other	164	20,097	111	4
Total Corebridge	$8,885	$60,971	$1,055	$9
2024
Individual Retirement	$3,021	$1,183	$29	$—
Group Retirement	1,049	213	1	—
Life Insurance	4,138	13,170	799	5
Institutional Markets	95	21,074	51	—
Corporate and Other	1,990	20,632	113	5
Total Corebridge	$10,293	$56,272	$993	$10

For the years ended December 31, 2025, 2024 and 2023
Segment (in millions)	Premiums and Policy Fees	Net Investment Income	Other Income(a)	Benefits(b)	Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired	Other Operating Expenses
2025
Individual Retirement	$410	$5,878	$—	$3,513	$475	$636
Group Retirement	451	1,817	361	1,221	91	736
Life Insurance	2,909	1,311	2	2,946	335	588
Institutional Markets	4,466	2,527	3	6,330	17	125
Corporate and Other	361	1,591	352	96	132	745
Total Corebridge	$8,597	$13,124	$718	$14,106	$1,050	$2,830
2024
Individual Retirement	$373	$5,312	$2	$2,861	$405	$502
Group Retirement	454	1,866	343	1,223	85	693
Life Insurance	2,948	1,299	82	3,010	344	552
Institutional Markets	3,091	2,074	8	4,588	13	102
Corporate and Other	561	1,677	500	190	213	1,041
Total Corebridge	$7,427	$12,228	$935	$11,872	$1,060	$2,890
2023
Individual Retirement	$389	$4,538	$—	$2,341	$356	$420
Group Retirement	426	1,965	309	1,224	82	716
Life Insurance	3,264	1,251	93	3,171	379	753
Institutional Markets	5,799	1,546	2	6,862	9	109
Corporate and Other	532	1,778	480	191	216	1,133
Total Corebridge	$10,410	$11,078	$884	$13,789	$1,042	$3,131
(a) Other income represents advisory fee income and other income balances.
(b) Benefits represents policyholder benefits and interest credited to policyholder account balances.

Corebridge | 2025 Form 10-K 251

Schedules | Schedule IV

Reinsurance
At December 31, 2025, 2024 and 2023 and for the years then ended

					Schedule IV
(in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net
2025
Life insurance in force	$1,061,948	$114,511	$144	$947,581	—%
Premiums Earned:
Life Insurance and Annuities	$4,306	$640	$2,152	$5,818	37.0%
Accident and Health	67	21	—	46	—%
Total	$4,373	$661	$2,152	$5,864	36.7%
2024
Life insurance in force	$1,064,770	$117,100	$164	$947,834	—
Premiums Earned:
Life Insurance and Annuities	$3,998	$767	$1,320	$4,551	29.0%
Accident and Health	77	28	—	49	—
Total	$4,075	$795	$1,320	$4,600	28.7%
2023
Life insurance in force	$1,308,474	$363,471	$173	$945,176	—
Premiums Earned:
Life Insurance and Annuities	$4,623	$1,096	$4,111	$7,638	53.8%
Accident and Health	83	30	—	53	—
Total	$4,706	$1,126	$4,111	$7,691	53.5%

Corebridge | 2025 Form 10-K 252

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Corebridge management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Corebridge management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B | Other Information
On February 10, 2026, Nippon Life Insurance Company (“Nippon”) agreed to irrevocably waive the transfer restriction in that certain Stock Purchase Agreement, dated May 16, 2024, by and among AIG, Nippon and the Company, pursuant to which AIG was restricted from transferring shares of the common stock of the Company in any transaction that could result in AIG owning less than 9.9% of the Company’s outstanding common stock prior to December 9, 2026. The waiver applies to all of AIG’s remaining shares of common stock of the Company.

Corebridge | 2025 Form 10-K 253

ITEM 9B | Other Information
Our officers and directors (as defined in Rule 16a-1 under the Exchange Act) may enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Other than as described below, during the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
•David Ditillo, our Executive Vice President and Chief Information Officer, entered into a new trading plan on November 10, 2025. The plan’s maximum duration is until October 31, 2026, and the first trade may not occur prior to February 17, 2026, at the earliest. The trading plan is intended to permit Mr. Ditillo to sell up to 34,236 shares of common stock and exercise up to 7,828 stock options and immediately sell the acquired shares.
The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with Corebridge’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.
ITEM 9C | Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Corebridge | 2025 Form 10-K 254

ITEM 10 | Directors, Executive Officers and Corporate Governance
Part III

ITEM 10 | Directors, Executive Officers and Corporate Governance
For information about our executive officers, see “Business — Information about our Executive Officers.”
Other information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K but not included herein is incorporated by reference from the definitive proxy statement for Corebridge’s 2026 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.
ITEM 11 | Executive Compensation
See Item 10 herein.
ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See Item 10 herein.
ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
See Item 10 herein.
ITEM 14. | Principal Accounting Fees and Services
See Item 10 herein.

Corebridge | 2025 Form 10-K 255

ITEM 15 | Exhibits, Financial Statement Schedules
Part IV

ITEM 15. | Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

			Page
1.	ITEM 8.	Financial Statements and Supplementary Data	143
2.		Financial Statement Schedules:	256
	SCHEDULE I	Summary of Investments – Other than Investments in Related Parties at December 31, 2025	245
	SCHEDULE II	Condensed Financial Information of Registrant at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023	246
	SCHEDULE III	Supplementary Insurance Information at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023	251
	SCHEDULE IV	Reinsurance at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023	252
3.	EXHIBITS	Exhibit Index	257
ITEM 16. | Form 10-K Summary
None.

Corebridge | 2025 Form 10-K 256

Exhibit Index
Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Corebridge Financial, Inc., incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Corebridge Financial, Inc. filed on July 9, 2025 (File No.001-41504).
3.2	Second Amended and Restated By-laws of Corebridge Financial, Inc., incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Registration Statement on Form S-8, filed on September 15, 2022 (File No. 333-267427).
3.3	Certificate of Designations of Corebridge Financial, Inc. with respect to the 6.875% Fixed Rate Reset Non-Cumulative Preferred Stock, Series A, dated November 18, 2025, incorporated by reference to
Exhibit 3.1 to our Form 8-K filed on November 13, 2025 (File No.333-267427).
4.1	Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.2	Second Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2027 Notes, incorporated by reference to Exhibit 4.4 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.3	Third Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2029 Notes, incorporated by reference to Exhibit 4.5 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.4	Fourth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2032 Notes, incorporated by reference to Exhibit 4.6 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.5	Fifth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2042 Notes, incorporated by reference to Exhibit 4.7 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.6	Sixth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2052 Notes, incorporated by reference to Exhibit 4.8 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
4.7
Seventh Supplemental Indenture, dated September 15, 2023, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2033 Notes, incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Current Report on Form 8-K, filed on September 15, 2023.

4.8
Eighth Supplemental Indenture, dated December 8, 2023, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2034 Notes, incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Current Report on Form 8-K, filed on December 8, 2023.

4.9	Subordinated Indenture, dated August 23, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.8 to Corebridge Financial Inc.’s Registration Statement on Form S-1, as amended, filed on September 12, 2022 (File No. 333-263898).
4.10	First Supplemental Indenture, dated August 23, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the Hybrid Notes, incorporated by reference to Exhibit 4.9 to Corebridge Financial Inc.’s Registration Statement on Form S-1, as amended, filed on September 12, 2022 (File No. 333-263898).
4.11
Second Supplemental Indenture, dated September 12, 2024, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Current Report on Form 8-K, filed on September 12, 2024.

4.12
Third Supplemental Indenture, dated November 22, 2024, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Current Report on Form 8-K, filed on November 22, 2024.

4.13*	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.14	Certificate of Designations of Corebridge Financial, Inc. with respect to the 6.875% Fixed Rate Reset Non-Cumulative Preferred Stock, Series A, dated November 18, 2025, incorporated by reference to
Exhibit 3.1 to our Form 8-K filed on November 13, 2025 (File No.333-267427).
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

Corebridge | 2025 Form 10-K 257

Exhibit Index

Exhibit Number	Description
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

10.14	Commitment Letter, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and Corebridge Financial, Inc., incorporated by reference to Exhibit 10.7 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.15	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and American General Life Insurance Company, incorporated by reference to Exhibit 10.8 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.16	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and The Variable Annuity Life Insurance Company, incorporated by reference to Exhibit 10.9 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.17	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and AGC Life Insurance Company, incorporated by reference to Exhibit 10.10 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.18	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and AIG Life of Bermuda, Ltd., incorporated by reference to Exhibit 10.11 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.19	Separately Managed Account Agreement, dated as of November 2, 2021, between Blackstone ISG-I Advisors L.L.C. and AIG Life Ltd., incorporated by reference to Exhibit 10.12 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.20	Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement, dated as of June 2, 2020 between Fortitude Reinsurance Company, Ltd. and American General Life Insurance Company, incorporated by reference to Exhibit 10.13 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.21	Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement, dated as of June 2, 2020, between Fortitude Reinsurance Company, Ltd. and The Variable Annuity Life Insurance Company, incorporated by reference to Exhibit 10.14 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.22	Amended and Restated Modified Coinsurance Agreement, dated as of June 2, 2020, between Fortitude Reinsurance Company, Ltd. and The United States Life Insurance Company In The City of New York, incorporated by reference to Exhibit 10.15 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.23	Coinsurance and Modified Coinsurance Agreement, dated as of August 1, 2025, between American General Life Insurance Company and Corporate Solutions Life Reinsurance Company (redacted), incorporated by reference to exhibit 10.2 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2025.
10.24	Master Transaction Agreement dated June 25, 2025 by and among American General Life Insurance Company, The United States Life Insurance Company in the City of New York, Corporate Solutions Life Reinsurance Company and Venerable Holdings, Inc. (redacted), incorporated by reference to exhibit 10.1 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2025.
10.25	Revolving Credit Agreement, dated as of March 26, 2025, among Corebridge Financial, Inc., the Subsidiary Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Several L/C Agent party thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 26, 2025.

Corebridge | 2025 Form 10-K 258

Exhibit Index

Exhibit Number	Description
10.26†	Letter Agreement, dated August 14, 2013, between AIG and Kevin Hogan, incorporated by reference to Exhibit 10.22 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.27†	Non-Solicitation and Non-Disclosure Agreement, dated August 14, 2013, between AIG and Kevin Hogan, incorporated by reference to Exhibit 10.23 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.28†	Executive Officer Form of Release and Restrictive Covenant Agreement, incorporated by reference to Exhibit 10.24 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.29†	AIG Annual Short-Term Incentive Plan (as amended and restated effective March 1, 2016), incorporated by reference to Exhibit 10.25 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.30†	AIG 2013 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.26 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.31†	Form of Long Term Incentive Stock Option Award Agreement, incorporated by reference to Exhibit 10.27 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.32†	AIG Long Term Incentive Plan (as amended March 2018), incorporated by reference to Exhibit 10.28 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.33†
Form of AIG Long Term Incentive Award Agreement (as of April 2019), incorporated by reference to Exhibit 10.29 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).

10.34†	Form of AIG Long Term Incentive Award Agreement (as of January 2020), incorporated by reference to Exhibit 10.30 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.35†	AIG 2012 Executive Severance Plan (as amended and restated February 2021), incorporated by reference to Exhibit 10.31 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.36†	AIG Long Term Incentive Plan (as amended and restated February 2021), incorporated by reference to Exhibit 10.32 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.37†	AIG Non-Qualified Retirement Income Plan (as amended and restated February 2021), incorporated by reference to Exhibit 10.33 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.38†	American International Group, Inc. 2021 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.34 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.39†	AIG Long Term Incentive Plan (as amended and restated April 2021), incorporated by reference to Exhibit 10.35 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.40†	AIG Long Term Incentive Plan Form of Award Agreement (April 2021), incorporated by reference to Exhibit 10.36 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.41†	AIG Long Term Incentive Plan (as amended and restated September 2021), incorporated by reference to Exhibit 10.37 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.42†	AIG Long Term Incentive Plan Form of Award Agreement (September 2021), incorporated by reference to Exhibit 10.38 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.43†
Corebridge Executive Severance Plan (as amended and restated on June 27, 2023), incorporated by reference to Exhibit 10.2 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2023.

10.44†	Offer Letter, dated as of October 28, 2021, between American International Group, Inc., and Elias Habayeb, incorporated by reference to Exhibit 10.42 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.45†
Offer Letter, dated as of June 19, 2023, between Corebridge Financial, Inc. and Chris Smith, incorporated by reference to Exhibit 10.1 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q filed August 4, 2023.

10.46†	Employment Agreement, dated as of September 5, 2025, between Corebridge Financial, Inc. and Marc Costantini. incorporated by reference to Exhibit 10.1 of Corebridge Financial, Inc.’s Form 8-K, filed on September 9, 2025 (File No. 001-41504).

10.47†	Transition and Advisory Agreement, dated as of September 5, 2025, between Corebridge Financial, Inc. and Kevin T. Hogan. incorporated by reference to Exhibit 10.2 to Corebridge Financial, Inc.’s Form 8-K, filed on September 9, 2025 (File No. 001-41504).
10.48†
Corebridge Financial, Inc. 2022 Omnibus Incentive Plan, as amended and restated on February 16, 2023, incorporated by reference to Exhibit 10.58 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q, filed May 11, 2023.

Corebridge | 2025 Form 10-K 259

Exhibit Index

Exhibit Number	Description
10.49†	Corebridge Financial, Inc. Short Term Incentive Plan, effective as of February 21, 2023, incorporated by reference to Exhibit 10.59 to Corebridge Financial, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2023.
10.50†	Form of Corebridge Financial, Inc. 2022 Omnibus Incentive Plan, Deferred Stock Units Award Agreement, incorporated by reference to Exhibit 10.45 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.51†	Form of Corebridge Financial, Inc. Long Term Incentive Plan, Long Term Incentive Award Agreement, incorporated by reference to Exhibit 10.46 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
10.52†
Corebridge Financial, Inc. Long Term Incentive Plan, as amended and restated on November 15, 2023 incorporated by reference to Exhibit 10.51 to Corebridge Financial, Inc.’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 333-263898).

10.53†
Form of Corebridge Financial, Inc. Long Term Incentive Plan, Long Term Incentive Award Agreement, incorporated by reference to exhibit 10.3 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2024 (File No. 333-263898).

10.54†
Form of Corebridge Financial, Inc. Long Term Incentive Plan, Long Term Incentive Award Agreement, incorporated by reference to exhibit 10.1 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2025 (File No. 333-263898).

10.55†*	Corebridge Financial, Inc. Long Term Incentive Plan, as Amended and Restated on December 2, 2025.
10.56	Amendment and Waiver of Consent and Voting Rights, dated March 11, 2024, by and among Corebridge Financial, Inc., American International Group, Inc., and certain affiliates of Argon Holdco LLC and Blackstone, Inc., incorporated by reference to exhibit 10.2 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2024.
10.57	Stock Purchase Agreement, dated as of May 16, 2024, by and among American International Group, Inc., Corebridge Financial, Inc. and Nippon Life Insurance Company, incorporated by reference to Exhibit 10.1 to Corebridge Financial Inc.’s Current Report on Form 8-K, filed on May 16, 2024.
10.58	Amendment, dated as of May 16, 2024, by and between American International Group, Inc. and Corebridge Financial, Inc. to the Separation Agreement between American International Group, Inc. and Corebridge Financial, Inc., dated as of September 14, 2022, incorporated by reference to Exhibit 10.2 to Corebridge Financial Inc.’s Current Report on Form 8-K, filed on May 16, 2024.
10.59	Irrevocable Waiver, dated as of June 9, 2024, by American International Group, Inc. under the Separation Agreement between American International Group, Inc. and Corebridge Financial, Inc., dated as of September 14, 2022, and amended as of May 16, 2024, incorporated by reference to exhibit 10.3 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q filed on August 1, 2024.
10.60	Stockholder’s Agreement, dated as of December 9, 2024, by and between Corebridge Financial, Inc. and Nippon Life Insurance Company, incorporated by reference to Exhibit 10.1 to Corebridge Financial Inc.’s Current Report on Form 8-K, filed on December 10, 2024.
10.61	Registration Rights Agreement, dated as of December 9, 2024, by and among Corebridge Financial, Inc., American International Group, Inc. and Nippon Life Insurance Company, incorporated by reference to Exhibit 10.2 to Corebridge Financial Inc.’s Current Report on Form 8-K, filed on December 10, 2024.
19.1*	Corebridge Insider Trading Policy.
21.1*	Subsidiaries of Corebridge Financial, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Corebridge Financial, Inc. Accounting Restatement Clawback Policy adopted December 1, 2023.
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Income (Loss) for the year ended December 31, 2025 and 2024, (iii) the Consolidated Statements of Equity for the year ended December 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, (v) the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2025 and 2024, and (vi) the Notes to the Consolidated Financial Statements.

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

Corebridge | 2025 Form 10-K 260

Signatures

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th of February, 2026.

COREBRIDGE FINANCIAL, INC.
(Registrant)
/s/ MARC COSTANTINI
Marc Costantini
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc Costantini and Elias Habayeb, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th of February, 2026.

Corebridge | 2025 Form 10-K 261

Signatures

Signature	Title

/s/ MARC COSTANTINI	Chief Executive Officer and Director (Principal Executive Officer)
Marc Costantini

/s/ ELIAS HABAYEB	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Elias Habayeb

/s/ CHRISTOPHER FILIAGGI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Christopher Filiaggi

/s/ ALAN COLBERG	Chairman of the Board
Alan Colberg

/s/ EDWARD BOUSA	Director
Edward Bousa

/s/ ADAM BURK	Director
Adam Burk

/s/ GILLES DELLAERT	Director
Gilles Dellaert

/s/ ROSE MARIE GLAZER	Director
Rose Marie Glazer

/s/ KEITH GUBBAY	Director
Keith Gubbay

/s/ MINORU KIMURA	Director
Minoru Kimura

/s/ DEBORAH LEONE	Director
Deborah Leone

/s/ CHRISTOPHER LYNCH	Director
Christopher Lynch

/s/ COLIN J. PARRIS	Director
Colin J. Parris

/s/ AMY SCHIOLDAGER	Director
Amy Schioldager

/s/ TOMOHIRO YAO	Director
Tomohiro Yao

Corebridge | 2025 Form 10-K 262