Form 10-K/A
period 2025-12-31
Corebridge Financial, Inc.
filed 2026-04-22
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

Corebridge Financial, Inc. (“Corebridge,” “we,” “us,” “our,” or “our company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2026 (the “Original Filing”). This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original Filing by reference to Corebridge’s definitive proxy statement if such proxy statement is filed no later than 120 days after Corebridge’s fiscal year-end.
We are filing this Amendment to provide the information required in Part III of Form 10-K because we will not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by the Original Filing.
This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing and the exhibit index set forth in Part IV of the Original Filing. The cover page of the Original Filing is also amended to delete the reference to the incorporation by reference of Corebridge’s definitive proxy statement.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above, no other portion of the Original Filing is amended hereby, and the Original Filing continues to speak as of the filing date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and Corebridge’s filings made with the SEC subsequent to the date of the Original Filing.
As previously disclosed on a Form 8-K filed on March 26, 2026, Corebridge entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Corebridge, Equitable Holdings, Inc., a Delaware corporation (“Equitable”), Mountain Holding, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Corebridge (“HoldCo”), Marcy Holding, Inc., a newly formed Delaware corporation and a wholly-owned subsidiary of HoldCo (“Equitable Merger Sub”), and Palisade Holding, Inc., a newly formed Delaware corporation and a wholly-owned subsidiary of HoldCo (“Corebridge Merger Sub”). Corebridge and Equitable have agreed, subject to the terms and conditions of the Merger Agreement, to effect an all-stock merger transaction to combine their respective businesses by: (a) Corebridge Merger Sub merging with and into Corebridge, with Corebridge surviving such merger as a wholly-owned subsidiary of HoldCo (the “Corebridge Merger”); (b) immediately following the consummation of the Corebridge Merger, Equitable Merger Sub merging with and into Equitable, with Equitable surviving such merger as a wholly-owned subsidiary of HoldCo (the “Equitable Merger” and, together with the Corebridge Merger, the “Mergers”); and (c) as of the closing of the Mergers (the “Closing”), changing the name of HoldCo to “Equitable Holdings, Inc.” The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the boards of directors of both companies. In order to allow for Corebridge to hold a special stockholder meeting to consider and vote on the merger transaction, Corebridge will hold its 2026 annual stockholder meeting as soon as reasonably practicable following such special stockholder meeting.

Corebridge Financial Inc. | Form 10-K/A 2

COREBRIDGE FINANCIAL, INC.
ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2025

FORM 10-K/A
Corebridge Financial Inc. | Form 10-K/A 3

Certain Important Terms
Certain Important Terms

Term	Means
2022 Corebridge Omnibus Incentive Plan	Corebridge Financial, Inc. 2022 Omnibus Incentive Plan
AIG	American International Group, Inc., a Delaware corporation, and until June 3, 2024, our controlling stockholder, and its subsidiaries, unless the context refers to American International Group, Inc. only
AIG Director	A director designated by AIG pursuant to its right under the Separation Agreement to designate a number of directors on each Corebridge Slate until the date on which AIG ceases to beneficially own at least 5% of Common Stock
AIG Options	Stock options granted by AIG with respect to its common stock
AIG PSUs	PSUs granted by AIG with respect to its common stock
AIG Registration Rights Agreement	Registration Rights Agreement, dated September 14, 2022, between AIG and Corebridge
AIGM	AIG Markets, Inc., a consolidated subsidiary of AIG
Argon	Argon Holdco LLC, a wholly owned subsidiary of Blackstone
Audit Committee	Audit Committee of the Board
Blackstone	Blackstone Inc. and its subsidiaries, unless the context refers to Blackstone Inc. only
Blackstone Stockholder’s Agreement	Stockholders’ Agreement, dated November 2, 2021, among Corebridge, AIG and Argon, as amended by the Amendment and Waiver of Consent and Voting Rights, dated March 11, 2024, among Corebridge, AIG, Argon, Blackstone and certain affiliates of Argon and Blackstone
Board	Corebridge Board of Directors
By-laws	Corebridge Second Amended and Restated By-laws
CEO	Corebridge’s Chief Executive Officer
Certificate of Incorporation	Corebridge Second Amended and Restated Certificate of Incorporation
CLO	Collateralized Loan Obligation
Commitment Letter	Commitment Letter, dated November 2, 2021, between Blackstone and Corebridge
Committee	A committee of the Board
Common Stock	Common stock, par value $0.01 per share, of Corebridge
Company	Corebridge and its consolidated subsidiaries, unless the context refers to Corebridge only
Compensation and Management Development Committee	Compensation and Management Development Committee of the Board
Corebridge Long-Term Incentive Plan	Corebridge Financial, Inc. Long Term Incentive Plan, as amended and restated on December 2, 2025
Corebridge Options	Stock Options granted by Corebridge with respect to our Common Stock
Corebridge Parent	Refers solely to Corebridge Financial, Inc. and not to any of its consolidated subsidiaries
Corebridge PSUs	PSUs granted by Corebridge with respect to our Common Stock
Corebridge RSUs	RSUs granted or assumed by Corebridge with respect to our Common Stock
Corebridge Slate	Candidates for election as Corebridge directors proposed or recommended by the Board to Corebridge stockholders in connection with a meeting of stockholders
CRBGLH	Corebridge Life Holdings, Inc. (f/k/a AIG Life Holdings, Inc.), a Texas corporation
CRBGM	Corebridge Markets, LLC, a consolidated subsidiary of Corebridge
Corebridge Financial Inc. | Form 10-K/A 4

Certain Important Terms

Term	Means
Fortitude Re	Fortitude Reinsurance Company Ltd., a Bermuda insurance company
GAAP	Accounting principles generally accepted in the United States of America
IPO	Our initial public offering of Common Stock
LTI	Long-term incentive
LTI Plan	Corebridge Long-Term Incentive Plan
NEOs	Named executive officers of Corebridge pursuant to Item 402 of Regulation S-K under the Exchange Act
Nippon	Nippon Life Insurance Company and its affiliates, unless the context refers to Nippon Life Insurance Company only
Nippon Registration Rights Agreement	Registration Rights Agreement, dated December 9, 2024, among Corebridge, Nippon and, AIG
Nippon Stockholder’s Agreement	Stockholder’s Agreement, dated December 9, 2024, between Corebridge and Nippon
Nippon Stock Purchase Agreement	Stock Purchase Agreement, dated May 16, 2024, among AIG, Corebridge and Nippon
Nominating and Corporate Governance Committee	Nominating and Corporate Governance Committee of the Board
NYSE	New York Stock Exchange
PCAOB	Public Company Accounting Oversight Board
PSU	A performance stock unit, which is an unfunded and unsecured promise to deliver one share of stock, subject to performance and time-based vesting conditions
PwC	PricewaterhouseCoopers LLP
Risk Committee	Risk Committee of the Board
RSU	A restricted stock unit, which is an unfunded and unsecured promise to deliver one share of stock, subject to time-based vesting conditions
Section 16 Officers	Officers of Corebridge who are subject to the reporting requirements of Section 16 of the Exchange Act
Securities Act	Securities Act of 1933, as amended
Separation Agreement	Separation Agreement, dated September 14, 2022, between AIG and Corebridge, as amended by the Separation Agreement Amendment
Separation Agreement Amendment	The amendment to the Separation Agreement, dated as of May 16, 2024, between AIG and Corebridge
SMA	Certain separately managed account agreements between Corebridge and Blackstone
Stock Option	An option to buy a specific number of shares of stock at a pre-set price
STI	Short-term incentive
Tax Matters Agreement	Tax Matters Agreement, dated September 14, 2022, between AIG and Corebridge
Transition Services Agreement	Transition Services Agreement, dated September 14, 2022, between AIG and Corebridge
TSR or Total Shareholder Return	A measure of financial performance indicating the total amount an investor reaps from an investment
Corebridge Financial Inc. | Form 10-K/A 5

ITEM 10 | Directors, Executive Officers and Corporate Governance
Part III

ITEM 10 | Directors, Executive Officers and Corporate Governance
Directors
The following sets forth information concerning the directors serving on our Board.

Alan Colberg Independent Chair of the Board	Edward Bousa Independent Director
Director Since: 2022 Age: 64 Committees: Nominating and Corporate Governance (Chair)	Director Since: 2024 Age: 67 Committees: Audit, Compensation and Management Development
Career Highlights:
Assurant, Inc.
    • Chief Executive Officer, 2021 – 2022
    • President and Chief Executive Officer, 2015 – 2021
    • Executive Vice President of Marketing and Business Development, 2011 – 2014
Bain & Company, Inc.
    • Managing Director and various positions,
1987 - 2010
Other U.S. Public Company Directorships:
    • Current: U.S. Bancorp, since 2023
    • Past Five Years: Assurant, Inc., 2015 – 2021
Other Directorships:
    • Title Resources Group, since 2022
    • E. & J. Gallo Winery, since 2023
    • Russell Reynolds Associates, since 2024
    • Doma Technology LLC, since 2024
Qualifications:
Mr. Colberg brings to the Board his expertise developed through his experience as chief executive officer of Assurant and through other senior leadership roles in the financial services, insurance and consulting industries. Further, Mr. Colberg’s extensive background in corporate strategy and finance enables him to provide additional insight to our Board and its Committees.

Career Highlights:
Wellington Management Company LLC
    • Partner and Team Leader of Quality Value Equity Investment Strategies, 2005 – 2020
    • Other senior roles, 2000 – 2005
Putnam Investments, LLC
    • Mutual fund manager, 1992 – 2000
Fidelity Investments, Inc.
    • Equity research analyst and portfolio manager,
1983 – 1992
Other U.S. Public Company Directorships:
    • Current:
• Omnicell, Inc., since 2021
      • Gartner, Inc., since 2026
    • Past Five Years: Azenta, Inc., 2024 - 2025
Other Directorships:
    • Iacocca Family Foundation (not-for-profit), since 2005
    • V Foundation (not-for-profit), since 2024
    • Lucifer Lighting, Advisory Director, since 2025
Qualifications:
Mr. Bousa brings to the Board his expertise developed through extensive experience as an investment professional in a leadership role, as well as experience in crisis and risk management, financial analysis, business and capital strategy and sustainability.

Corebridge Financial Inc. | Form 10-K/A 6

ITEM 10 | Directors, Executive Officers and Corporate Governance

Marc Costantini Director, President and Chief Executive Officer	Gilles Dellaert Blackstone Director
Director Since: 2025 Age: 56 Committees: None	Director Since: 2024 Age: 47 Committees: None
Career Highlights:
Corebridge Financial, Inc.
    • President and Chief Executive Officer, since 2025
Manulife Financial Corporation
    • Global Head of Strategy and Inforce Management, 2024 – 2025
    • Global Head of Inforce Management, 2022 – 2024
Munich Re
    • President and Chief Executive Officer, Corporate Development, Strategy and Digital Solutions, North America Life & Health, 2020 – 2022
Guardian Life
    • Executive Vice President, Commercial and Government Markets, 2017 - 2019
    • Chief Financial Officer, 2014 - 2017
Other U.S. Public Company Directorships:
    • None
Other Memberships:
    • Society of Actuaries, Fellow, since 1995
Qualifications:
Mr. Costantini brings to the Board his expertise and key leadership skills developed through his extensive experience in the financial services industry, including senior leadership roles responsible for strategic integrations, corporate development, operations and risk management. Mr. Costantini holds a strong background in insurance and industry perspective as Chief Executive Officer of Corebridge.

Career Highlights:
Blackstone
    • Global Head, Blackstone Credit and Insurance, since 2023
    • Global Head, Blackstone Insurance Solutions, 2020 – 2023
Global Atlantic Financial Group
    • Co-President and Chief Investment Officer, 2017 – 2019
    • Chief Investment Officer, 2013 – 2017
Goldman Sachs
    • Reinsurance Group & Credit Trading Business, 2003 – 2013
Other U.S. Public Company Directorships:
    • None
Qualifications:
Mr. Dellaert brings to the Board his expertise developed through extensive experience in the financial services industry, with a strong background across financial services and insurance, as well as perspective he brings as Global Head of Blackstone Credit and Insurance of Blackstone.

Corebridge Financial Inc. | Form 10-K/A 7

ITEM 10 | Directors, Executive Officers and Corporate Governance

Keith Gubbay Independent Nippon Director	Hirotaka Inoue Independent Nippon Director
Director Since: 2025 Age: 71 Committees: Risk	Director Since: 2026 Age: 57 Committees: None
Career Highlights:
Resolution Life US Holdings Inc.
    • Chief Executive Officer, 2017 – 2024
    • President and Chief Actuarial Officer, 2013 – 2017
Sun Life Financial
    • Chief Actuary, Sun Life Financial, 2010 – 2012
    • Chief Actuary, Sun Life Financial, U.S., 2004 – 2010
ING Americas
    • Various executive positions held, 1998 – 2004;
 – Executive Vice President, Corporate
  Development
– Chief Actuary
– Chief Marketing Officer, ING U.S. Retail
  Financial Services
– President and CEO, Investment Products
  Distribution
– Executive Vice President and Chief Actuary,
  ING Americas
Other U.S. Public Company Directorships:
    • None
Qualifications:
Mr. Gubbay brings to the Board his expertise and key leadership skills developed through extensive experience in the life insurance and financial services industries and perspective as the chief executive officer of Resolution Life.

Career Highlights:
Nippon
   • Executive Officer and Head of Regulatory and Market Intelligence, Global Business Planning, since 2026
   • General Manager and Head of Regulatory and Market Intelligence, Global Business Planning, 2024 - 2026
Bank of Japan (Central Bank)
   • General Manager, Hiroshima Branch, 2022 – 2024
   • Deputy Director-General, Monetary Affairs Department and Secretariat of the Policy Board, 2021 – 2022
   • Associate Director-General, Institute for Monetary and Economic Studies, 2019 – 2021
   • General Manager, Hakodate Branch, 2017 – 2019
   • Head, Foreign Exchange Division, Financial Markets Department, 2014 – 2017
Other U.S. Public Company Directorships:
   • None
Qualifications:
Mr. Inoue brings to the Board more than 30 years of leadership experience spanning global financial regulation, central banking and the international insurance industry.

Corebridge Financial Inc. | Form 10-K/A 8

ITEM 10 | Directors, Executive Officers and Corporate Governance

Deborah Leone Independent Director	Christopher Lynch Independent Director
Director Since: 2024 Age: 61 Committees: Audit; Compensation and Management Development (Chair)	Director Since: 2021 Age: 68 Committees: Audit (Chair); Risk
Career Highlights:
Goldman Sachs Group, Inc.
    • Partner, 2008 – 2019
    • Chief Operating Officer, Investment Management Division, 2017 – 2019
    • Global Director of Internal Audit, 2011 – 2017
    • Global Controller for Investment Management Division, 2008 – 2011
Other U.S. Public Company Directorships:
    • Organon & Co., since 2021
Other Directorships:
    • Goldman Sachs Bank USA, since 2017
    • GS Donor Advised Philanthropy Fund (formerly Goldman Sachs Philanthropy Fund/Ayco Charitable Foundation) (not-for-profit), since 2020
    • Board of Trustees of Syracuse University (not-for-profit), since 2018
Qualifications:
Ms. Leone brings to the Board her expertise developed through extensive experience in the financial services industry, with a strong background in business strategy, operations, accounting and risk management.

Career Highlights:
Independent Consultant
    • Provides a variety of services to public and privately held companies, since 2007
KPMG
    • Variety of positions held, 1978 - 2007:
 – National Partner in Charge, Financial Services
 – Chair, Americas Financial Services Leadership
 – Member, Global Financial Services Leadership and the U.S. Industries Leadership
 – Partner, National Department of Professional Practice
Other Memberships:
    • Practice Fellow, Financial Accounting Standards Board
    • Member, Audit Committee Chair Advisory Council of the National Association of Corporate Directors
Other U.S. Public Company Directorships:
    • Current: Tenet Healthcare Corporation, since 2019
    • Past Five Years: AIG, 2009 – 2022
Other Directorships:
    • Forum Mobility Inc., since 2023
Qualifications:
Mr. Lynch brings to the Board his expertise and key leadership skills developed through extensive experience in the financial services industry, with a strong background across financial audit, accounting services and mergers and acquisitions.

Corebridge Financial Inc. | Form 10-K/A 9

ITEM 10 | Directors, Executive Officers and Corporate Governance

Colin J. Parris Independent Director	Amy Schioldager Independent Director
Director Since: 2025 Age: 64 Committees: Audit; Nominating and Corporate Governance	Director Since: 2021 Age: 63 Committees: Nominating and Corporate Governance; Risk (Chair)
Career Highlights:
GE Digital
    • Senior Vice President and Chief Technology Officer, 2020 – 2024
GE Global Research Center
    • Vice President, Software and Analytics Research, 2014 – 2020
IBM
    • Various executive positions held, 1994 – 2014;
 – Vice President and General Manager, IBM
  Power Systems
 – Vice President,Software Development
– Vice President,Corporate Technology
 – Vice President, Systems Research at the IBM
  T. J. Watson Research Division
Other U.S. Public Company Directorships:
    • APTIV Plc., since 2017
    • Diebold-Nixdorf, Inc., since 2024
Qualifications:
Dr. Parris brings to the Board his expertise and key leadership skills developed through his extensive experience in the technology industry, with a strong background in digital transformation and risk management.

Career Highlights:
BlackRock, Inc.
    • Senior Managing Director and Global Head of Beta Strategies, 2006 – 2017
    • Member of Global Executive Committee, 2012 – 2017
    • Vice Chair of Corporate Governance Committee, 2008 – 2015
Other U.S. Public Company Directorships:
    • Past Five Years:
• The ODP Corporation, 2024 - 2025
• AIG, 2019 – 2022
Other Directorships:
    • Boardspan Inc., since 2017
    • The Cal State East Bay Educational Foundation (not-for-profit), since 2021
    • Intermediate Capital Group PLC, 2018 - 2024
Qualifications:
Ms. Schioldager brings to the Board her expertise and key leadership skills developed through extensive experience in the financial services industry, with a strong background across investment management, corporate governance and accounting services.

Corebridge Financial Inc. | Form 10-K/A 10

ITEM 10 | Directors, Executive Officers and Corporate Governance

Tomohiro Yao Independent Nippon Director
Director Since: 2025 Age: 54 Committees: Compensation and Management Development; Nominating and Corporate Governance Committee
Career Highlights:
Nippon
    • Managing Executive Officer, Head of Americas and Head of Europe, since 2026
    • Executive Officer, Head of Americas/Europe, 2025 - 2026
    • Executive Officer, Regional CEO for Asia Pacific/Head of India, and Chairman, Nippon Life Asia Pacific, 2023 – 2025
    • Senior General Manager, Regional CEO for Asia Pacific/Head of India, and Chairman & CEO, Nippon Life Asia Pacific, 2022 - 2023
    • General Manager, Global Insurance Business Department, 2019 – 2022
Other U.S. Public Company Directorships:
    • None
Other Directorships:
    • DWS Group GmbH & Co. KGaA., since 2025
    • Nippon Life Americas, Inc., since 2025
    • Nippon Life Global Investors Americas, Inc., since 2025
    • Nippon Life Global Investors Europe Plc., since 2025
    • Nippon Life Schroders Asset Management Europe Limited, since 2025
    • Nippon Life Insurance Company of America, since 2025
    • Post Advisory Group LLC, since 2025
Qualifications:
Mr. Yao brings to the Board his expertise and key leadership skills developed through extensive global experience in the insurance industry and perspective as a senior executive of Nippon.

Corebridge Financial Inc. | Form 10-K/A 11

ITEM 10 | Directors, Executive Officers and Corporate Governance
Director Nominations
Under the Blackstone Stockholder’s Agreement, Blackstone has the right to designate one member to our Board, subject to maintaining specified ownership requirements. Mr. Dellaert currently serves as the Blackstone designee.
Pursuant to the Nippon Stockholder’s Agreement, until the date that the share ownership percentage of Nippon is less than 5%, Nippon has the right to designate a number of individuals to serve as directors equal to (a) the product of the total number of Board members multiplied by (b) the share ownership percentage of Nippon, with such number of directors rounded down to the nearest whole number (each, a “Nippon Designee”). Messrs. Gubbay, Inoue and Yao currently serve on the Board as Nippon Designees.
On March 23, 2026, AIG waived its right under the Separation Agreement and the Separation Agreement Amendment to designate any members of the Board, resulting in a decrease of the number of Board members designated by AIG to zero (0).
On March 25, 2026, the Board decreased the size of the Board to eleven (11) from thirteen (13) members. As a result of such reduction in the size of the Board, Nippon is entitled to designate only two (2) Nippon Designees to the Board pursuant to the terms of the Nippon Stockholder’s Agreement.
On March 25, 2026, our Board determined that it was in the best interest of the Company and its stockholders to grant Nippon a waiver in respect of the Board designation provisions of the Nippon Stockholder’s Agreement (until such time as revoked by the Board in its discretion) (the “Waiver”), so that Nippon will continue to have three (3), rather than two (2), Nippon Designees on the Board.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires directors, certain officers and persons who beneficially own more than 10% of a company’s Common Stock (collectively, “Reporting Persons”), to file initial reports of ownership and reports of changes in ownership with the SEC. Our Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
Based solely on a review of the copies of such forms in our possession and on written representations from Reporting Persons, we believe that all of our Reporting Persons complied with Section 16(a) filing requirements from January 1, 2025, to the date of this Amendment, except for (1) one Form 4 for Steven Douglas Caldwell, Jr., filed with the SEC on May 12, 2025, in respect of one transaction that occurred on September 21, 2023, and (2) one Form 4 for Christopher Brian Smith, filed with the SEC on May 12, 2025, in respect of one transaction that occurred on September 21, 2023, which, in each case, was filed late due to administrative error.
Executive Officers
Information regarding our executive officers is set forth under “Information About Our Executive Officers” under Item 1 of the Original Filing.
On April 15, 2026, the Company announced the appointment of Christopher Filiaggi, the Company’s Chief Accounting Officer, as Interim Chief Financial Officer of the Company effective April 24, 2026. Mr. Filiaggi will serve as Interim Chief Financial Officer and Chief Accounting Officer. As previously disclosed, Elias Habayeb will resign from his role as the Company’s Chief Financial Officer effective April 24, 2026.
Corebridge Financial Inc. | Form 10-K/A 12

ITEM 10 | Directors, Executive Officers and Corporate Governance
Mr. Filiaggi, age 44, has served as the Company’s Chief Accounting Officer since June 2023, and he served as the Company’s Senior Vice President and Controller from September 2022 to June 2023. As Chief Accounting Officer, Mr. Filiaggi oversees all aspects of the Company’s financial reporting, including GAAP, statutory accounting and SOX compliance. Mr. Filiaggi joined AIG in July 2019 as a Director and from September 2021 until he joined the Company, he served as the Controller for Life and Retirement at AIG. Prior to joining AIG in 2019, Mr. Filiaggi was a director in the audit practice of PwC, which included two years in PwC’s National Office.
Corporate Governance
Board Committees
The Board has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act as well as standing Compensation and Management Development, Nominating and Corporate Governance and Risk Committees.
Each of the Audit Committee, Compensation and Management Development Committee and Nominating and Corporate Governance Committee is composed entirely of independent directors and operates pursuant to a charter that has been approved by the Board, is reviewed at least annually and is available free of charge in the Investors—Leadership and Governance—Governance Documents section of our website at www.corebridgefinancial.com.

Audit Committee
Current Members
Christopher Lynch (Chair)
Edward Bousa
Deborah Leone
Colin J. Parris
Qualifications
The Board has determined that each member is independent and “financially literate” under applicable Exchange Act and NYSE rules, and our Board has designated Mr. Lynch, Mr. Bousa and Ms. Leone as “audit committee financial experts,” as that term is defined under SEC rules.

Compensation and Management Development Committee
Current Members
Deborah Leone (Chair)
Edward Bousa
Tomohiro Yao
Qualifications
The Board has determined that each member is independent under applicable NYSE rules, including the heightened independence standard for compensation committee members, and each member and is a “non-employee director” as defined by applicable SEC rules and regulations.

Corebridge Financial Inc. | Form 10-K/A 13

ITEM 10 | Directors, Executive Officers and Corporate Governance

Nominating and Corporate Governance Committee
Current Members
Alan Colberg (Chair) Colin J. Parris Amy Schioldager Tomohiro Yao Qualifications The Board has determined that each member is independent under applicable NYSE rules.

Risk Committee
Current Members
Amy Schioldager (Chair)
Keith Gubbay
Christopher Lynch
Qualifications
The Risk Committee Charter requires that the Chair be independent and the other members understand risk management principles and practices relevant to Corebridge.

Codes of Conduct
The Board has adopted the Corebridge Director, Officer and Senior Financial Officer Code of Business Conduct and Ethics, applicable to all members of the Board, all members of the Company’s other boards of directors, and the Company’s officers (as appointed by the Board) and senior financial officers (defined as Corebridge’s CEO, Chief Financial Officer, Principal Accounting Officer and designated individuals associated with the Company’s financial statement representation process). Directors, officers and senior financial officers that are also Company employees must also adhere to the separate Corebridge Code of Conduct. Any amendment to the Corebridge Director, Officer and Senior Financial Officer Code of Business Conduct and Ethics and/or the Corebridge Code of Conduct and any waiver applicable to Corebridge’s directors, officers or senior financial officers will be posted on the Investors-Leadership and Governance-Governance Documents section of our website at www.corebridgefinancial.com within the time period required by the SEC and the NYSE.
Insider Trading Policy
We have adopted policies and procedures governing purchases, sales and other dispositions of our securities by our directors, officers, employees, secondees and the Company itself (such policies and procedures, our “Insider Trading Policy”). We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NYSE listing standards.
The foregoing summary of our Insider Trading Policy does not purport to be complete and is qualified by reference to our Insider Trading Policy, a copy of which is filed as Exhibit 19.1 to the Original Filing.
Corebridge Financial Inc. | Form 10-K/A 14

ITEM 11 | Executive Compensation

ITEM 11 | Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview of the philosophy, goals and principal components of our 2025 direct compensation program as applied to our NEOs and an overview of our retirement and welfare plans and compensation policies. For the meaning of capitalized terms or acronyms used and not otherwise defined in this Compensation Discussion and Analysis, please see "Certain Important Terms" above.
2025 Named Executive Officers

Named Executive Officer	Title
Marc Costantini(1)	President and Chief Executive Officer
Elias Habayeb(2)	Executive Vice President and Chief Financial Officer
Lisa Longino	Executive Vice President and Chief Investment Officer
Jonathan Novak	Executive Vice President and President of Institutional Markets
Polly Klane(3)	Executive Vice President and General Counsel
Kevin Hogan(4)	Former President and Chief Executive Officer
(1)Mr. Costantini was appointed as President and Chief Executive Officer effective December 1, 2025.
(2)Mr. Habayeb will cease serving as Chief Financial Officer effective April 24, 2026.
(3)Ms. Klane was appointed as Executive Vice President and General Counsel effective February 10, 2025.
(4)Mr. Hogan ceased serving as President and Chief Executive Officer on December 1, 2025.
Executive Summary
Key Leadership Changes
Fiscal 2025 marked an important leadership transition for Corebridge. After more than a decade of dedicated service, Kevin Hogan transitioned from President and Chief Executive Officer of the Company to Special Advisor to the Board. Mr. Hogan played a significant role in positioning the Company as a standalone public organization and guiding it through a period of strategic and operational evolution.
Following a comprehensive and deliberate succession planning process led by the Board, Marc Costantini was appointed President and Chief Executive Officer in December 2025. The Board’s succession process focused on identifying a leader with the experience and capabilities necessary to advance the Company’s long-term strategy and deliver sustained shareholder value.
Mr. Costantini brings more than 35 years of experience across leading firms in the financial services industry. His background includes senior leadership roles spanning strategy, product innovation, digital transformation, corporate development, operations, finance, distribution and risk management. In addition, he has demonstrated a strong customer-centric orientation and has a proven track record of driving strategic evolution within complex organizations. The Board believes Mr. Costantini’s breadth of experience and leadership capabilities position him well to guide Corebridge through its next phase of growth. Because Mr. Costantini joined the Company late in fiscal 2025, this Compensation Discussion and Analysis, as well as the accompanying compensation tables, primarily reflect compensation decisions and outcomes relating to Mr. Hogan and the Company’s other NEOs for the year. However, we have included a description of Mr. Costantini’s initial compensation arrangements, which the Compensation and Management Development Committee determined were appropriate and competitive in light of market practice and necessary to attract an executive of his experience and caliber.
Corebridge Financial Inc. | Form 10-K/A 15

ITEM 11 | Executive Compensation
On April 15, 2026, the Company announced the appointment of Christopher Filiaggi, the Company’s Chief Accounting Officer, as Interim Chief Financial Officer of the Company effective April 24, 2026. Mr. Filiaggi will serve as Interim Chief Financial Officer and Chief Accounting Officer.
Stockholder Engagement and Advisory Vote on Executive Compensation
Corebridge held its third “Say on Pay” vote in 2025. Our stockholders again indicated their strong satisfaction with our executive compensation program through their overwhelming approval of the 2025 “Say on Pay” vote (98% of votes cast in favor). The Compensation and Management Development Committee values the feedback of our stockholders and considered this feedback in approving the design of our 2025 executive compensation program.
Compensation Philosophy
Our compensation philosophy is based on a set of foundational principles that guide how we structure our compensation program and how we reach compensation decisions. It is intended to be long-term oriented and risk-balanced, enabling Corebridge to deploy the best talent for its various business needs.
Consistent with this philosophy, we evaluate and adjust the programs for our executives, balancing Corebridge’s strategic priorities, talent needs, stakeholder feedback and market considerations to ensure the programs continue to meet their intended purpose. The following table details our foundational principles and the components of each principle that underlie our compensation philosophy:

Foundational Principles	Component
Attract and Retain	Offer market-competitive compensation opportunities to attract and retain the best employees and leaders for business needs
Pay for Performance	Create a pay-for-performance culture by offering STI and LTI compensation opportunities that reward employees for individual contributions and business performance
Provide a market-competitive, performance-driven compensation structure through a four-part program that consists of base salary, STI, LTI and benefits
In 2025, added Corebridge PSUs to the Company’s LTI program to incentivize the management team to focus on the Company's long-term goals, sustained profitable growth and stockholder value creation rather than short-term gains
Align Interests with Stockholders	Align the long-term economic interests of key employees with those of stockholders by ensuring that a meaningful component of their compensation is provided in the form of equity
Motivate all employees to deliver long-term, sustainable and profitable growth, while balancing risk to create long-term, sustainable value for stockholders
Avoid incentives that encourage employees to take unnecessary or excessive risks that could threaten the value or reputation of the Company
Maintain strong compensation best practices by meeting evolving standards of compensation governance and complying with regulations applicable to employee compensation
Corebridge Financial Inc. | Form 10-K/A 16

ITEM 11 | Executive Compensation
Corporate Governance Practices
We maintain strong corporate governance practices related to our compensation programs as described below.

	What We Do		What We Don’t Do
✓	Pay for performance	x	No contracts containing multi-year guarantees for salary increases, non-performance-based bonuses or equity compensation
✓	Align performance objectives with company strategy	x	No tax gross-ups other than for tax equalization and relocation benefits
✓	Majority of our NEOs’ target total direct compensation opportunity is variable and at-risk	x	No reloading or repricing of stock options
✓	Majority of our NEOs’ target total direct compensation opportunity is equity-based	x	No stock option grants with an exercise price below 100% of fair market value on the date of grant
✓	Maintain meaningful Corebridge stock ownership guidelines	x	No dividend or dividend equivalents payout unless and until related LTI awards vest
✓	Cap payout opportunities under incentive plans applicable to our NEOs	x	No excessive perquisites and severance and change in control benefits
✓	Maintain robust risk management policies, including clawback, anti-hedging and pledging policies
✓	Maintain double-trigger change in control benefits
✓	Conduct annual risk review of incentive plans
✓	Engage independent compensation consultant
✓	Bonus and incentive plan payouts with justifiable performance linkage and proper disclosure
2025 Target Total Direct Compensation
Our NEOs’ direct compensation is designed to give appropriate weighting to fixed and variable pay, short-term and long-term performance, and business unit/function and enterprise-wide contributions. We provide three elements of annual direct compensation: (i) base salary, (ii) an STI award, and (iii) an LTI award.
The following charts show the breakdown between the various components of our NEOs’ 2025 target total direct compensation, with all CEO-related information discussing Mr. Hogan’s compensation package as he served as our President and Chief Executive Officer for nearly the entire year.
2025 CEO* Annual Target Direct Compensation

89% At Risk Pay, Subject to Forfeiture
11% Base Salary	23% Short-Term Cash Incentive	66% Long-Term Equity Incentive
		50% Corebridge PSUs	25% Corebridge Options**	25% Corebridge RSUs
Long-Term Equity Incentive Award Allocation
		75% Performance Based**		25% Time Based
Corebridge Financial Inc. | Form 10-K/A 17

ITEM 11 | Executive Compensation
2025 Average Annual Target Direct Compensation of Other NEOs

79% At Risk Pay, Subject to Forfeiture
21% Base Salary	31% Short-Term Cash Incentive	48% Long-Term Equity Incentive
		50% Corebridge PSUs	25% Corebridge Options**	25% Corebridge RSUs
Long-Term Equity Incentive Award Allocation
		75% Performance Based**		25% Time Based
*CEO information reflects Mr. Hogan’s compensation package as he served as our Chief Executive Officer for nearly the entire year.
** We consider stock options to be performance-based for purposes of each NEO’s annual target direct compensation because they encourage long-term performance and they are only valuable if our stock price increases over time, as the awards vest.
Compensation Components
The following table provides a description of each element of our NEOs’ compensation in 2025, along with the purpose and foundational principles of each element.

Component	Description	Purpose	Foundational Principles
Direct Compensation
Base Salary	Fixed cash compensation	To fairly compensate executives for the responsibilities of their positions, achieve an appropriate balance of fixed and variable pay and provide sufficient liquidity to discourage excessive risk-taking	•Attract and retain the best talent by offering market-competitive compensation opportunities
STI Awards	Variable annual cash incentive award determined based on performance relative to corporate and individual goals	To drive business objectives and strategies and reward performance delivered during the year
•Attract and retain the best talent by offering market-competitive compensation opportunities
•Create a pay-for-performance culture by offering STI compensation opportunities that reward executives for individual contributions and business performance
•Provide an opportunity to incentivize and reward key indicators of performance, with a focus on guiding the organization towards balancing profitability, growth and risk

LTI Awards	Equity-based compensation in the form of Corebridge PSUs, Corebridge RSUs and Corebridge Options	To reward long-term value creation and stock price appreciation, and align executive interests with those of our stockholders
•Attract and retain the best talent by offering market-competitive compensation opportunities
•Align the long-term economic interests of our executives with those of stockholders by ensuring that a meaningful component of their compensation is provided in equity
•Create a pay-for-performance culture that rewards executives for delivering long-term, sustainable and profitable growth, while balancing risk to create long-term, sustainable value for stockholders

Corebridge Financial Inc. | Form 10-K/A 18

ITEM 11 | Executive Compensation

Component	Description	Purpose	Foundational Principles
Indirect Compensation
Retirement, Health and Welfare Programs	Retirement savings, financial protection and other compensation and benefits providing long-term financial support and security for employees	To assist with long-term financial support and security, including retirement savings	•Attract and retain the best talent by offering market-competitive retirement, health and welfare benefit opportunities
Perquisites	Certain perquisites as described in footnote (8) to the Summary Compensation Table	Allow our NEOs to concentrate on their responsibilities and our future success	•Attract and retain the best talent by offering market-competitive benefits •Recommendations of a third-party security study support our CEO being provided a personal driver and company car
Termination Benefits
Severance Benefits	Lump sum payment and other benefits for certain terminations of employment	To treat employees fairly at termination and provide competitive total compensation packages in exchange for a release of employment-related claims	•Attract and retain the best talent by offering market-competitive severance benefits •Mitigate risk of potential employer liability and avoid future disputes or litigation
Change in Control Benefits	Benefits in the event of termination related to a change in control	To help ensure ongoing retention of executives when considering potential transactions that may create uncertainty as to their future employment and enable us to obtain a release of employment-related claims
•Attract and retain the best talent by offering market-competitive change in control benefits
•Mitigate the distraction caused by uncertainty arising in connection with potential transactions
•Mitigate risk of potential employer liability and avoid future disputes or litigation

Base Salary
The 2025 base salary for each of our NEOs is listed in the table below. Salaries are reviewed annually to determine whether they should be adjusted based on a broad range of factors including role scope, experience, skillset, performance and salaries for comparable positions at competitors, as well as internal parity among similarly situated officers. In February 2025, the Compensation and Management Development Committee determined it was appropriate to approve a 6% increase to Mr. Habayeb’s base salary, effective March 31, 2025, after considering the competitiveness of his compensation relative to market data per an independent analysis conducted by Meridian Compensation Partners, his individual performance to date, and the fact that such an increase would rebalance his fixed and variable compensation appropriately.
Corebridge Financial Inc. | Form 10-K/A 19

ITEM 11 | Executive Compensation

NEO	FY24 Base Salary ($)	FY25 Base Salary ($)	Change in Salary (%)
Marc Costantini(1)	—	1,000,000	N/A
Elias Habayeb	800,000	850,000	6%
Lisa Longino	800,000	800,000	N/A
Jonathan Novak	675,000	675,000	N/A
Polly Klane(2)	—	600,000	N/A
Kevin Hogan	1,250,000	1,250,000	N/A
(1)Mr. Costantini was appointed President and Chief Executive Officer effective December 1, 2025 and therefore did not receive a base salary in 2024.
(2)Ms. Klane was appointed Executive Vice President and General Counsel effective February 10, 2025 and therefore did not receive a base salary in 2024.
STI Awards
The 2025 target STI award opportunity for each of our NEOs is listed in the table below. Target STI award opportunities are reviewed annually to determine whether they should be adjusted based on a broad range of factors including role scope, experience, skillset, performance and target STI award opportunities for comparable positions at competitors, as well as internal parity among similarly situated officers.
In February 2025, the Compensation and Management Development Committee determined it was appropriate to approve an 8% increase in Mr. Habayeb’s target bonus opportunity for the same reasons described above with respect to Mr. Habayeb’s base salary increase. They also determined it was appropriate to approve a 17% increase in Mr. Hogan’s target STI opportunity as his role materially expanded in complexity and responsibility due to his leading a fully deconsolidated stand-alone public company. This adjustment aligned Mr. Hogan’s compensation with the market data for standalone public-company CEOs, rather than those serving in subsidiary roles.

NEO(1)	FY24 Target STI Award ($)	FY25 Target STI Award ($)	Change in Target STI Award (%)
Elias Habayeb	1,200,000	1,300,000	8%
Lisa Longino	1,240,000	1,240,000	N/A
Jonathan Novak	1,000,000	1,000,000	N/A
Polly Klane(2)	—	900,000	N/A
Kevin Hogan	2,250,000	2,625,000	17%
(1)Mr. Costantini was appointed as President and Chief Executive Officer effective December 1, 2025 and therefore did not participate in the Company’s 2025 STI program or in the prior year’s program.
(2)Ms. Klane was appointed Executive Vice President and General Counsel effective February10, 2025 and therefore did not participate in the Company’s 2024 STI program.
2025 STI awards for our NEOs were earned based on a combination of a quantitative business performance score (the “Business Performance Score”) and an assessment of individual performance (the “Individual Performance Score”) as described below. The calculation was as follows, subject to an overall cap of 200% of the relevant NEO’s 2025 target STI award:

2025 Target STI Award	X	Business Performance Score (up to 150%)	X	Individual Performance Score (up to 150%)	=	2025 Actual STI Award
Corebridge Financial Inc. | Form 10-K/A 20

ITEM 11 | Executive Compensation
Business Performance Score
The Business Performance Score was determined by measuring corporate performance with respect to certain key metrics approved by the Compensation and Management Development Committee based on Corebridge’s strategy and business objectives. Three metrics were chosen to incentivize performance across a range of activities and balance the different types of metrics. The 2025 metrics, their relative weightings and the rationale for choosing each metric are set forth in the table below.

Metric	Weighting	Description	Rationale
Normalized Operating Earnings Per Share (“Normalized Operating EPS”)	40%	•Operating earnings attributable to each outstanding share, subject to certain adjustments
•Strong indicator of corporate performance for any given year
•Aligned with how investors assess financial performance for a public insurance company
•40% weight reflects its significance as the primary profitability measure evaluated by investors

Free Cash Flow	30%	•Net annual insurance company distributions to Corebridge less GOE and interest expense on the financial debt
•Measures financial health and capital generation of the Company
•Requires the maintenance of a strong balance sheet and balances risk taking
•Durable and industry standard metric for the foreseeable future
•30% weighting reflects the importance of this metric to investors while also providing balance to the Normalized Operating EPS metric from a risk-management perspective

Strategic Performance	30%
•Objective and measurable goals aligned with focus on optimizing the balance sheet, managing capital and growing new business, maintaining expense efficiency and delivering on our risk and resiliency initiative

•Ensures employees’ focus on critical activities to address identified sources of valuation overhang, further optimizes the balance sheet, maintain focus on expense discipline and enhances the organization’s risk and resiliency
•30% weighting reflects importance of these initiatives to achieving Corebridge's strategic priorities as a stand-alone company

Note: Normalized Operating EPS and Free Cash Flow are non-GAAP financial measures used by Corebridge. For more information on these measures, see "Use of Non-GAAP Financial Measures".
To determine the Business Performance Score, the Compensation and Management Development Committee established threshold, target, stretch and maximum performance goals for each metric, together with corresponding payout opportunities.
The Business Performance Score ranges from 0% to 150% of target.
Corebridge Financial Inc. | Form 10-K/A 21

ITEM 11 | Executive Compensation
•Threshold Performance: Achievement of the threshold goal generates a payout equal to 50% of the metric’s weighting. Performance below threshold generates no payout for that metric.
•Target Performance: Achievement of the target goal for a metric generates a payout equal to 100% of that metric’s weighting.
•Stretch Performance: Achievement of the stretch goal generates a payout equal to 125% of the metric’s weighting.
•Maximum Performance: Achievement of the maximum goal generates a payout equal to 150% of the metric’s weighting. Performance above the maximum does not increase the payout beyond 150%.
For performance results that fall between established performance levels for Normalized Operating EPS, Free Cash Flow or Strategic Performance, the Committee applies linear interpolation to determine the applicable payout percentage.
On June 25, 2025, American General Life Insurance Company, a Texas insurance company subsidiary of the Company (“AGL”), and The United States Life Insurance Company in the City of New York, a New York insurance company subsidiary of the Company (“USL” and together with AGL, the “Ceding Companies”), entered into a Master Transaction Agreement (the “Agreement”) with Corporate Solutions Life Reinsurance Company, an Iowa-domiciled insurance company (“CSLR”), pursuant to which, among other things, subject to the terms and conditions thereof, at the applicable closing of the transactions contemplated thereby, AGL and CSLR, as well as USL and CSLR, entered into coinsurance and modified coinsurance agreements (the “Reinsurance Agreements”). Under the terms of the Reinsurance Agreements, the applicable Ceding Company will cede to CSLR 100% of the applicable reinsured liabilities with respect to (i) in-force individual variable annuity contracts issued prior to the effective time of the Reinsurance Agreements, and (ii) only with respect to AGL, new individual variable annuity contracts issued after the effective date of the Reinsurance Agreement. In addition, AGL agreed to sell all of its outstanding membership interests in SunAmerica Asset Management, LLC, an indirect wholly-owned subsidiary of the Company (“SAAMCo”), to Venerable Holdings, Inc., a Delaware corporation (“Venerable”). The closing with respect to the AGL Reinsurance Agreement occurred on August 1, 2025, while the sale of SAAMCo closed on January 1, 2026, and the USL Reinsurance Agreement closed on January 2, 2026.
The AGL portion represented 90% of the full transaction value and effectively reinsures the entire in-force book as of that closing date, which resulted in the removal of associated earnings and a freeing up of significant capital from the Individual Retirement Variable Annuity in-force book. As a result, Normalized Operating EPS, Free Cash Flow and General Operating Expenses (or "GOE") as part of the Strategic Performance metrics were normalized in determining the 2025 Business Performance Score, consistent with the adjustment criteria approved by the Compensation and Management Development Committee at the beginning of the performance period.
The Compensation and Management Development Committee determined that the 2025 Business Performance Score was 122%. The following table presents the performance range and actual results for each metric, along with their relative weightings and ultimate contribution to the Business Performance Score.

Performance Metric	Threshold (50%)	Target (100%)	Stretch (125%)	Maximum (150%)	Actual	Weighting	Percent Achieved
Normalized Operating EPS	$4.55	$5.33	$5.53	$5.72	$5.40	40%	109%
Free Cash Flow (in billions)	$1.26	$1.48	$1.54	$1.59	$1.58	30%	145%
Strategic Performance	See table below					30%	118%
							122%
Corebridge Financial Inc. | Form 10-K/A 22

ITEM 11 | Executive Compensation

Strategic Performance Metric	Threshold (50%)	Target (100%)	Stretch (125%)	Maximum (150%)	Actual	Percent Achieved
Balance Sheet Optimization	Disciplined process to evaluate accretive balance sheet optimization transactions aligned with strategic objectives	Complete balance sheet optimization transactions that deliver Net Transaction Proceeds (NTP) goal	Complete balance sheet optimization transactions that exceed NTP goal by 25%	Complete balance sheet optimization transactions that exceed NTP goal by 50% or complete transformational transaction	Reinsured Individual Retirement Variable Annuity in-force book	150%
General Operating Expenses (in millions)	$1,540	$1,480 to $1,430	$1,415	$1,400	$1,514	71%
Enhancing Risk & Resiliency	Establish multi-year risk and resiliency enhancement plan and achieve minimum objectives for 2025	Complete 2025 objectives per the plan	Complete 2025 objectives per the stretch plan	Substantially exceed 2025 stretch objectives defined in the plan	Exceeded stretch objectives defined in the plan through the mapping of critical processes, remediation of critical contracts and modernization of Identity & Access Management applications	133%
						118%

Corebridge Financial Inc. | Form 10-K/A 23

ITEM 11 | Executive Compensation
Individual Performance Score
In making its determination, the Compensation and Management Development Committee (or the Board with respect to our former CEO) reviewed each executive’s accomplishments against pre-established individual goals to determine the NEO’s Individual Performance Score, which could range from 0% to 150% and included the following achievements of the NEOs:

Elias Habayeb, Executive Vice President and Chief Financial Officer

•Provided financial leadership to Corebridge to deliver on its business, strategic and financial plans, which resulted in Operating EPS growth both on a reported and run rate basis
•Created financial flexibility to fund record premiums and deposits of $42 billion (4% year-over-year increase) and at the same time increased insurance company dividends by 6% (excluding Venerable proceeds) while maintaining capital ratios well above target as a result of active management of the balance sheet
•Supported expansion of Bermuda strategy to enable capital efficient growth
•Pre-funded Bermuda’s 2026 capital and liquidity needs by raising $500 million from Corebridge’s inaugural institutional preferred stock issuance, which further evolved Corebridge’s standalone capital structure
•Led successful effort to exit financial risks on Individual Retirement Variable Annuities business via a reinsurance transaction with Venerable, which simplified the balance sheet and freed up over $2 billion in capital
•Expanded investor engagement and outreach
•Executed a strategy for successful inclusion in the S&P Midcap 400 index

Lisa Longino, Executive Vice President and Chief Investment Officer

•Exceeded Net Investment Income target, resulting in $11.5 billion of NII including the Variable Annuities business that was sold during the year
•Generated a record $55+ billion in assets
•Generated gross $266 million and net $186 million incremental Net Investment Income, supporting in-force portfolio returns
•Provided new asset solutions to support businesses, including new or expanded asset classes and portfolio tools or new types of hedging to minimize balance sheet volatility
•Developed internal strategic asset allocation model to guide long-term investment decisions and aligned strategic asset allocation with investment plan and tactical actions both in onshore and offshore portfolios
•Improved pricing and expense management by actively managing asset manager activity to ensure maximum spread/yield net management fees
•Successfully supported Venerable transaction through negotiation of investment strategy and guidelines, over $2 billion of asset transfers, $1.8 billion cash raised for dividends, and significant derivative and operational work
•Achieved full adoption of Aladdin IBOR (investment book of record) and ABOR (accounting book of record), and drove key analytic, operational and governance achievements

Corebridge Financial Inc. | Form 10-K/A 24

ITEM 11 | Executive Compensation

Jonathan Novak, Executive Vice President and President of Institutional Markets

•Delivered strong results exceeding budget for Sales by 22% ($15.5 billion) and APTOI by 14% (~$587 million)
•New business volumes produced a Total Transaction Value (measuring total economic value created by sale of new business) of over $547 million surpassing budget by 121%
•Operationalized an asset/liability strategy for Corebridge Insurance Company of Bermuda and transacted over $7 billion of reinsurance (including Fixed and Fixed Indexed Annuities, Structured Settlements and Term Life)
•Established an enterprise-wide Balance Sheet Risk Management group to focus on in-force portfolios and balance sheet risk positioning

Polly Klane, Executive Vice President and General Counsel

•Implemented significant department reorganization to fill talent gaps and elevate high potential talent, established new department leadership team
•Provided legal and regulatory advice and support to help drive significant business initiatives including Venerable transaction, new product support including Registered Index-Linked Annuities launch, first Insurance Company Owned Life Insurance, Voluntary Retirement Program
•Played a leadership role in CEO succession
•Enhanced Board support by enhancing process to timely deliver comprehensive board materials, onboarding five new directors including conducting a robust orientation program, and building out committee structure and practices
•Managed a significant litigation portfolio of both enterprise level litigation as well as employment and customer disputes, resulting in no material payouts in 2025
•Maintained strong regulatory and legislative relationships and worked with regulators to garner approval for activities
=

Kevin Hogan, Former President and Chief Executive Officer

•Continued to advance the Company’s strategic initiatives and position the organization for its next phase of growth
•Provided leadership and continuity during the CEO succession process, helping ensure a smooth transition

2025 STI Award Payout
2025 performance resulted in the following STI awards for the NEOs(1):

NEO	2025 Target STI Award ($)	Business Performance Score	Individual Performance Score	2025 Actual STI Award ($)
Elias Habayeb	1,300,000	122%	115%	1,824,000
Lisa Longino	1,240,000	122%	110%	1,664,000
Jonathan Novak	1,000,000	122%	110%	1,342,000
Polly Klane	900,000	122%	115%	1,263,000
Kevin Hogan(2)	2,625,000	122%	100%	3,202,500
(1)Mr. Costantini was appointed as President and Chief Executive Officer effective December 1, 2025 and therefore did not participate in the Company’s 2025 STI program.
(2)In connection with Mr. Hogan’s transition from President and Chief Executive Officer to Special Advisor to the Board effective December 1, 2025, Mr. Hogan was entitled to receive a regular STI award payment in respect of 2025 without proration.
Corebridge Financial Inc. | Form 10-K/A 25

ITEM 11 | Executive Compensation
LTI Awards
Annual 2025 LTI Awards
2025 target LTI awards consisted of Corebridge PSUs, Corebridge RSUs and Corebridge Options in the proportions set forth below.(1)
(1)Reflects target proportions for Mr. Hogan, the Company’s President and Chief Executive Officer prior to December 1, 2025. Mr. Costantini, who was appointed as President and Chief Executive Officer effective December 1, 2025, will have the same mix of target LTI awards as other NEOs.
As part of its annual review and informed by an independent compensation assessment, the Compensation and Management Development Committee determined that total direct compensation for certain NEOs, particularly within the long-term incentive component, was below competitive market levels. In light of the Company’s transition to a standalone public company, the Compensation and Management Development Committee approved targeted increases to 2025 LTI award opportunities for select NEOs to better align compensation with market practice for similarly situated public company executives.
In February 2025, following its review of competitive market data and internal pay alignment and after considering the individual performance of NEOs, the Compensation and Management Development Committee approved the following:
•A 32% increase to Mr. Habayeb’s target LTI opportunity, consistent with the rationale described above regarding his base salary adjustment and to further align his compensation with competitive market levels.
•A 15% increase to Ms. Longino’s target LTI opportunity to better reflect prevailing market practice and to increase the proportion of her total direct compensation delivered in long-term, performance-based equity.
•In addition, the Committee approved a 93% increase to Mr. Hogan’s target LTI opportunity, aligned with the rationale supporting the adjustment to his target STI opportunity. Prior to this adjustment, his long-term incentive opportunity was positioned materially below market.
Additionally, in October 2024, the Compensation and Management Development Committee approved a 75% increase to Mr. Novak’s target LTI opportunity in recognition of his qualifications, strong performance, and the significant expansion of his leadership responsibilities, including oversight of optimizing the performance of the Company’s in-force portfolios, including its reinsurance portfolio.
The 2025 target LTI awards approved by the Compensation and Management Development Committee for each of our NEOs is listed in the table below. The target LTI award value is reviewed annually and adjusted based on a broad range of factors including role scope, experience, skillset, performance, and salaries for comparable positions at competitors, internal parity among similarly situated officers, and dilution and burn rate considerations.
Corebridge Financial Inc. | Form 10-K/A 26

ITEM 11 | Executive Compensation

NEO(1)	FY24 Target LTI Award ($)	FY25 Target LTI Award ($)	Change in Target LTI Award (%)
Elias Habayeb	1,700,000	2,250,000	32%
Lisa Longino	1,360,000	1,560,000	15%
Jonathan Novak	900,000	1,575,000	75%
Polly Klane(2)	—	1,500,000	N/A
Kevin Hogan	4,000,000	7,700,000	93%
(1)Mr. Costantini was appointed as President and Chief Executive Officer effective December 1, 2025 and therefore did not participate in the Company’s 2025 LTI program or in the prior year’s program. Upon commencement of employment, Mr. Costantini received a one-time LTI award of $10,000,000, consisting of Corebridge PSUs, Corebridge RSUs and Corebridge Options in the same proportion as our other executive officers and with the same performance targets and vesting schedules as the grants made to our other NEOs for 2025. Please see “New CEO Hire Package” below for more information
(2)Ms. Klane was appointed Executive Vice President and General Counsel effective February 10, 2025 and therefore did not participate in the Company’s 2024 LTI program.
The table below sets forth a brief description of the Corebridge PSUs, Corebridge RSUs and Corebridge Options granted to our NEOs in 2025, including the vesting terms, the rationale for the award type and the methodology used to calculate the number of Corebridge PSUs, Corebridge RSUs and Corebridge Options granted.

Type of Award	Vesting Terms	Rationale	Calculation of Number of Awards Granted
Corebridge PSUs[1] (50% of target value)
Corebridge PSUs granted to our NEOs will cliff vest on the third anniversary of the grant date and will be earned based on performance, subject to continued service on the vesting date (see section below entitled “2025 PSU Program” for more information)
		Helps ensure that NEOs focus on the company's long-term goals, sustained profitable growth and stockholder value creation rather than short-term gains	Award value was divided by the average closing price of Common Stock over the five trading days preceding the grant date, rounded down to the nearest whole unit
Corebridge RSUs[1] (25% of target value)	Corebridge RSUs granted to our NEOs will vest in equal installments on each of the first, second and third anniversaries of the grant date, subject to continued service on each vesting date
Contributes to longer-term retention and promotes long-term performance, as the value of Corebridge RSUs is directly linked to increases and decreases in our stock price, further aligning NEO interests with those of our stockholders
Aids in achieving meaningful stock ownership by our NEOs
Award value was divided by the average closing price of Common Stock over the five trading days preceding the grant date, rounded down to the nearest whole unit
Corebridge Options[2] (25% of target value)	Corebridge Options granted to our NEOs will vest in equal installments on each of the first, second and third anniversaries of the grant date, subject to continued service on each vesting date	Encourages long-term performance, as Corebridge Options are only valuable if our stock price increases over time, as the awards vest	Award value was divided by the Black-Scholes value of a Corebridge Option on the grant date, rounded down to the nearest whole option
(1)The 2025 Corebridge PSUs and Corebridge RSUs accrue cash dividend equivalents, which are an unfunded and unsecured promise to pay cash to the holder of Corebridge PSUs and Corebridge RSUs in an amount equal to the dividends the holder
Corebridge Financial Inc. | Form 10-K/A 27

ITEM 11 | Executive Compensation
would have received if the Corebridge RSUs or Corebridge PSUs had been outstanding shares on the dividend record date. Cash dividend equivalents vest and are paid at the same time, and are subject to the same terms and conditions, as the Corebridge PSUs and Corebridge RSUs on which they are accrued (including, for the Corebridge PSUs, satisfaction of the relevant performance measures).
(2)The 2025 Corebridge Options have a term of ten years and an exercise price of $33.55 ($29.75 for Mr. Costantini), which was the closing price of Corebridge’s Common Stock on the applicable grant date.
2025 PSU Program
In the first quarter of 2025, the Compensation and Management Development Committee enhanced the Company’s LTI awards by introducing performance stock units (“PSUs”) as a new award vehicle. Prior to 2025, long-term incentives consisted solely of time-based restricted stock units and stock options. The addition of PSUs increases the proportion of compensation that is explicitly performance-based and reflects the Committee’s commitment to evolving the LTI Plan in line with market practice and stockholder expectations.
The PSUs cliff vest on the third anniversary of the grant date and are earned based on performance against two equally weighted metrics over a three-year performance period from January 1, 2025 through December 31, 2027. By linking a meaningful portion of long-term compensation directly to rigorous multi-year performance objectives, the Compensation and Management Development Committee reinforces accountability for sustained profitable growth and long-term stockholder value creation. The two PSU metrics for 2025 were:
•Adjusted ROAE, measured against annual goals that were established at the beginning of the three-year performance period; and
•Total Shareholder Return (“TSR”) over the three-year performance period relative to a performance peer group.
Adjusted ROAE was chosen as it measures profitability and how Corebridge efficiently employs stockholders’ equity. Adjusted ROAE is an externally reported metric measured as adjusted after-tax operating income divided by average adjusted book value and is subject to additional adjustments. Adjusted ROAE is a non-GAAP financial measure. For more information on this measure, see "Use of Non-GAAP Financial Measures."
TSR was chosen because it directly aligns executive incentives with the overall performance of the Company as perceived by investors, encouraging decisions that maximize long-term value for stockholders. TSR is measured relative to the following peer companies.

1.	Aflac Incorporated	7.	MetLife, Inc.
2.	Equitable Holdings, Inc.	8.	Primerica, Inc.
3.	F&G Annuities & Life, Inc.	9.	Principal Financial Group, Inc.
4.	Jackson National Life Insurance Company	10.	Prudential Financial, Inc.
5.	Lincoln National Corporation	11.	Sun Life Financial, Inc.
6.	Manulife Financial Corporation	12.	Voya Financial, Inc.
TSR is calculated using reported share prices that are adjusted for regular and special dividends paid over the performance period, which are assumed to be reinvested on each ex-dividend date. When necessary, share prices will be adjusted for the effects of stock splits and spin-offs. Ending dividend adjusted share prices will ultimately be measured using an average of December 2027 closing prices.
Payouts for each metric can range from 0% to 200% and threshold performance must be achieved in order to earn a minimum 50% payout. Payouts are interpolated for performance in between the goals for each metric.
The chart below sets forth the design of our 2025 PSU program and the related metrics and goals.
Corebridge Financial Inc. | Form 10-K/A 28

ITEM 11 | Executive Compensation

	Performance Goal (% Payout)				Weighting
Metric	Threshold (50%)	Target (100%)	Stretch (125% - Adjusted ROAE 150% - Relative TSR)	Maximum (200%)	2025	2026	2027	Total
Adjusted ROAE (Annual Measurement)	10%	12%	14%	16%	17%	17%	17%	50%
TSR (3-year Cumulative Measurement)	25th percentile	50th percentile	75th percentile	90th percentile	—	—	50%	50%
Total					17%	17%	67%	100%
The Compensation and Management Development Committee will determine the results and payouts for each metric and the related goals following completion of the three-year performance period.
2025 Retention Awards
In connection with the CEO transition, to assist in maintaining leadership continuity and retaining critical talent, on September 19, 2025, the Compensation and Management Development Committee approved a grant of a retention equity award in the form of Corebridge RSUs to Ms. Longino with a grant date value of $1,500,000 (the “Retention Award”). The Retention Award cliff vests on September 30, 2027, subject to Ms. Longino’s continued employment with the Company through the vesting date, subject to accelerated vesting upon Ms. Longino’s termination of employment without Cause (without regard to Ms. Longino’s date of hire) or resignation for Good Reason, each as defined in the 2022 Corebridge Omnibus Incentive Plan and Corebridge Long-Term Incentive Plan. Mr. Habayeb also received a retention equity award with a grant date value of $2,000,000 that was subject to the same terms as Ms. Longino's award, which was forfeited for no consideration upon his departure from the Company on April 24, 2026.
2022 AIG PSU Payout
Mr. Hogan received AIG PSUs in 2022 when Corebridge was still a wholly owned subsidiary of AIG. The three-year performance period for these AIG PSUs ended on December 31, 2024, and the AIG PSUs were settled in 2025. This award was subject to three performance metrics:
•Annual improvement in Accident Year Combined Ratio, as Adjusted (“AYCR, ex-CAT”) (weighted 50%).
•Diluted Normalized Adjusted After-Tax Income (“AATI”) Attributable to AIG Common Shareholders Per Share (weighted 40%).
•Relative Total Shareholder Return (weighted 10%).
Each metric had threshold, target, stretch and maximum performance goals associated with it and a corresponding level of payout with interpolation for achievements between goals. The AIG PSU Earnout Percentage was 178% as detailed in the table below.
Corebridge Financial Inc. | Form 10-K/A 29

ITEM 11 | Executive Compensation

Performance Metric	Period	Threshold (50%)	Target (100%)	Stretch (150%)	Maximum (200%)	Actual	% Achieved	Weighting	Contribution to AIG PSU Earnout Percentage
Annual Improvement in Accident Year Combined Ratio, as adjusted*	2022	91.0%	89.9%	89.4%	88.9%	88.7%	200%	16%	32%
	2023	91.0%	89.9%	88.9%	87.9%	87.7%	200%	17%	34%
	2024	91.0%	89.9%	88.4%	86.9%	88.2%	157%	17%	27%
Diluted Normalized AATI Attributable to AIG Common Shareholders Per Share*	Cumulative	$14.10	$14.80	$15.10	$15.50	$16.66	200%	40%	80%
Relative Total Shareholder Return(1)	3-Years	6th or 7th	4th or 5th	2nd or 3rd	1st	6th	50%	10%	5%
AIG PSU Earnout Percentage:									178%
(1) Relative Total Shareholder Return calculated in local currency based on (i) the average AIG stock prices for the month preceding the performance period; and (ii) the average AIG stock prices for the final month of the performance period. AIG’s Relative Total Shareholder Return peers comprised of Chubb, CNA Financial, The Hartford, Markel, Tokio Marine, Travelers and W.R. Berkley.
As reported AIG share prices are adjusted for regular and special dividends paid over the performance period as well as any stock splits and spin-offs. Beginning dividend-adjusted share prices are measured using the average of December 2021 closing prices. Ending dividend adjusted share prices are measured using the average of December 2024 closing prices.

Annual Improvement in Accident Year Combined Ratio, as adjusted* (Weighted 50%) 186%	+	Diluted Normalized AATI Attributable to AIG Common Shareholders Per Share* (Weighted 40%) 200%	+	Relative Total Shareholder Return (Weighted 10%) 50%	=	Final AIG PSU Performance Payout: 178%
New CEO Hire Package
In connection with Mr. Costantini’s appointment as President and Chief Executive Officer, in September 2025, we entered into an employment agreement with Mr. Costantini, which documents, among other things, his compensation and employment terms. A special committee of the Board spent significant time reviewing Mr. Costantini’s compensation package with the Compensation and Management Development Committee’s independent compensation consultant. In approving the final terms of Mr. Costantini’s compensation package, they considered, among other things:
•Corebridge’s critical need for a transformative leader at a pivotal moment in its history;
•Mr. Costantini’s proven track record of successful strategic evolution, profitable growth and stockholder value creation;
•The substantial value of the cash and equity compensation that Mr. Costantini would forfeit upon his departure from his prior employer in both the near- and long-term;
•Mr. Costantini’s total target direct compensation at his prior employer;
•Compensation paid to chief executive officers in Corebridge’s peer group; and
•The recommendations of the Compensation and Management Development Committee and its independent compensation consultant.
Corebridge Financial Inc. | Form 10-K/A 30

ITEM 11 | Executive Compensation
Based on such considerations, the special committee of the Board ultimately determined that such a compensation package was necessary to recruit an executive of the caliber of Mr. Costantini. In determining the amount of target compensation for Mr. Costantini, the special committee considered Mr. Costantini’s skills and experience, his role and responsibilities, market data, his prior compensation and the desire and need to attract Mr. Costantini to join Corebridge.

Component	Description	Philosophy and Rationale
Base Salary	Annual base salary of $1,000,000	Provides a predictable level of income
Target Annual Cash Short-term Incentive Award	Target annual cash short-term incentive award of $2,500,000	Ties additional upside earning opportunity to Company and individual performance results
Target Annual Long-term Incentive Award	Target annual long-term incentive award of $8,000,000	Provides long-term, equity-based incentives that align executive compensation with stockholder interests
One-time Cash Sign-on Bonus Award	$5,500,000, subject to repayment if Mr. Costantini resigns without good reason or is terminated with cause within two years	Provided to replace the estimated value of the 2025 annual cash incentive and a portion of the equity awards Mr. Costantini forfeited when leaving his prior employer to join Corebridge, which would have vested in the near term
One-time New Hire Long-term Incentive Award	$10,000,000 consisting of Corebridge PSUs, Corebridge RSUs and Corebridge Options in the same proportion as our other executive officers’ annual grant for 2025	Provided to replace the estimated value of the remaining equity awards Mr. Costantini forfeited when leaving his prior employer to join Corebridge
One-time Relocation Assistance Stipend	$250,000	Supports our objective of attracting and retaining a transformative leader
New General Counsel Hire Package
In connection with Ms. Klane’s appointment as Executive Vice President and General Counsel, in February 2025, the Compensation and Management Development Committee approved two cash transition payments to replace the estimated value of certain bonus and equity awards that would have been earned in the short-term that were forfeited when she resigned from her previous employer. The first payment in the amount of $550,000 was paid in February 2025 and the second payment in the amount of $396,836 was paid in March 2025. In addition, the Compensation and Management Development Committee approved an award in the form of Corebridge RSUs for Ms. Klane with a grant date value of $1,470,398, which was granted in consideration of the estimated value of the remaining equity awards that were forfeited when she resigned from her previous employer. Her award vested 47.5% in March 2026 and will vest 52.5% in March 2027, subject to her continued service through each vesting date.
Corebridge Financial Inc. | Form 10-K/A 31

ITEM 11 | Executive Compensation
Our Indirect Compensation Plans
All employees, including our NEOs, are offered a benefits program that includes retirement, health and welfare benefits.

Component	Description	Philosophy and Rationale
Indirect Compensation
Retirement Benefits	We offer a tax-qualified 401(k) plan to our employees. All participants in the plan receive employer matching contributions of up to 100% of the first 6% of the eligible compensation that they contribute to the plan, up to the qualified plan compensation limit ($350,000 in 2025). We also provide an employer contribution of 3% of eligible compensation to all employees eligible to participate in the 401(k) plan, subject to Internal Revenue Code limits	Provides our NEOs with competitive broad-based employee benefits on the same terms as are generally available to our employees
Health and Welfare Benefits	Our NEOs generally participate in the same broad-based health, life insurance and disability benefit programs as our other employees	Provides our NEOs with competitive broad-based employee benefits on the same terms as are generally available to our employees
Perquisites	Certain perquisites as described in footnote (8) to the Summary Compensation Table
Benefits are consistent with those offered by the companies that we compete with for executive talent and allow our NEOs to concentrate on their responsibilities and our future success
Recommendations of a third-party security study support our CEO being provided a personal driver and company car

Termination Benefits
The following table provides information regarding the termination benefit arrangements that we have with our NEOs, which include the Corebridge Financial, Inc. Executive Severance Plan (the “ESP”) and the LTI Plan. In December 2025, to promote internal equity, the LTI Plan was amended to eliminate differentiation between those hired before and after April 1, 2022, with respect to LTI treatment in cases of Involuntary Termination without Cause or Retirement (as defined in the LTI Plan).
Pursuant to a Transition and Advisory Agreement, dated September 5, 2025, Mr. Hogan received or will receive certain compensation and benefits in connection with his providing Corebridge with six months of transition services commencing on December 1, 2025. Mr. Hogan’s employment with the Company will terminate following the advisory period, at which point he will receive cash severance pay and termination benefits as required under the ESP for a termination without cause (unless earlier paid in the event of Mr. Hogan’s death or disability), and a supplemental health and life insurance benefit. In the event that Mr. Hogan’s employment ends prior to the scheduled termination date due to Mr. Hogan’s resignation or termination for cause, he will not receive such benefits.
The following table provides information regarding the termination benefits provided under the ESP and the LTI Plan. Further details of each individual NEO’s termination benefits, including Mr. Hogan’s Transition and Advisory Agreement and estimates of amounts payable in specified circumstances in effect as of the end of 2025, are disclosed under “Potential Payments Upon Termination or Change in Control,” below.

Corebridge Financial Inc. | Form 10-K/A 32

ITEM 11 | Executive Compensation

Termination Benefits
Severance and Change in Control Benefits
Severance Benefits
Our NEOs are eligible for benefits under the ESP upon termination by the Company without “Cause” or resignation by the executive for “Good Reason.” Benefits include:
•a lump sum payment equal to 1 or 1.5 (depending on job grade) multiplied by the sum of the NEO’s salary and three-year average of actual STI payments (or, if such NEO was not employed for all three years that would otherwise be included in the average, the average actual STI payments paid in each such year in which such NEO was employed);
•if the covered termination occurs after March 31 of the year in which the termination occurs, a pro-rata annual STI award for the year of termination based on the NEO’s target STI award, adjusted for actual company (and/or, if applicable, business unit or function) performance as determined by the Compensation and Management Development Committee in its sole discretion; and
•a $40,000 payment that may be applied towards continued health coverage and life insurance and one year of additional age and service solely for the purpose of determining eligibility to enroll in retiree medical coverage (the “H&W Severance Benefits”)
Corebridge may also enter into transition agreements from time to time to ensure a smooth transition.

Change in Control Benefits
If an NEO experiences a covered termination under the ESP within 24 months following a change in control, benefits include:
•a lump sum payment equal to 1.5 or 2 (depending on job grade) times the sum of the NEO’s salary and the greater of (a) the average amount of STI awards paid to the NEO for the preceding three completed calendar years and (b) the NEO’s target STI award for the termination year;
•a pro-rata annual STI award for the year of termination based on the greater of (a) the NEO’s target STI award and (b) the NEO’s target STI award adjusted for actual company performance; and
•the H&W Severance Benefits.

Vesting Upon Retirement, Death or Disability	See “Treatment of LTI Awards Upon Termination” under “Potential Payments Upon Termination or Change in Control,” below.
Severance and Change in Control Philosophy
Attract and Retain	Intended to ease an NEO’s transition due to an unexpected employment termination or retain an NEO through a significant corporate transaction.
Align Interests with Stockholders
Mitigate any potential employer liability and avoid future disputes or litigation.

Retain and encourage our NEOs to remain focused on our business and the interests of our stockholders when considering or implementing strategic alternatives.

At-Will Employment	The employment of our NEOs is “at will,” meaning we can terminate them at any time, and they can terminate their employment with us at any time.
Amount and Conditions for Termination Benefits	Severance arrangements should be designed to: (i) provide reasonable compensation to NEOs who leave Corebridge under certain circumstances to facilitate their transition to new employment and (ii) require a departing NEO to sign and not revoke a release of claims acceptable to us as a condition to receiving post-employment termination benefits, which release of claims will include post-termination restrictive covenants (to the extent permissible under applicable law).
Treatment upon Retirement, Death or Disability	Equity treatment is generally consistent with the practice of many of our peers and encourages our NEOs to remain employed with us.
Double-Trigger Acceleration	“Double trigger” provisions promote morale and productivity and encourage executive retention in the event of a corporate transaction.

Corebridge Financial Inc. | Form 10-K/A 33

ITEM 11 | Executive Compensation
Other Compensation Policies

Policy	Considerations	Material Features
Anti-Hedging and Anti-Pledging Policies	Hedging insulates executive officers from stock price movement and reduces alignment with stockholders. Pledging raises potential risks to stockholder value, particularly if the pledge is significant.
Our Insider Trading Policy prohibits all employees and directors from engaging in hedging transactions with respect to any Corebridge securities, including by trading in any derivative security relating to Corebridge securities. Other than pursuant to a compensation or benefit plan or dividend distribution, no employee or director may acquire, write or otherwise enter into an instrument that has a value determined by reference to Corebridge securities, whether or not the instrument is issued by Corebridge. Examples include put and call options, forward contracts, collars and equity swaps relating to Corebridge securities. The policy also prohibits pledging of Corebridge securities.

Equity Grant Policy	Equity award grants should not be timed to take advantage of the release of material nonpublic information.
Corebridge maintains an Equity Grant Policy, which governs, among other things, the timing of equity award grants to Section 16 Officers.
See “Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information” for more information.

Executive Stock Ownership Guidelines	Stock ownership among our executive officers and non-employee members of the Board encourages incentive alignment with stockholders.
In December 2025, the Compensation and Management Development Committee approved an increase in ownership threshold from 5x to 7x base salary for the CEO and from 3x to 4x base salary for other executives to align with governance best practices.
All executives are required to retain 50% of the net shares of Common Stock received as a result of the exercise, vesting or payment of any Corebridge Option, Corebridge RSU or other equity-based award granted by Corebridge until the applicable guideline is achieved.
In December 2025, the Compensation and Management Development Committee approved defining Common Stock for purposes of satisfying the guidelines to also include unvested Corebridge RSUs and shares held in benefit plans.
Performance-based awards and unexercised stock options do not count towards the ownership requirement.
Our CEO and all of our executive officers are in compliance with the guidelines.

Corebridge Financial Inc. | Form 10-K/A 34

ITEM 11 | Executive Compensation

Policy	Considerations	Material Features
Corebridge Clawback Policy
We should be able to recoup cash and equity awards in the event of a material financial restatement, awards based on materially inaccurate financial statements or performance metrics, or failure to meet risk management requirements.

The Corebridge Clawback Policy, which applies to all executive officers, all employees who receive equity awards and all employees at Grade Level 27 and above, was adopted by the Board to encourage sound risk management and increase individual accountability. The policy provides that the Board or a designated committee thereof has broad discretionary authority to, in the event of a covered event, provide for the forfeiture, recoupment and/or repayment of all or any portion of outstanding and unpaid incentive compensation (and any incentive compensation received during the 12-month period prior to the covered event).
A covered event generally includes a material financial restatement, receipt of an award or covered compensation based on materially inaccurate financial statements or performance metrics, a material adverse impact on Corebridge or any affiliate due to failure to properly identify, assess or sufficiently raise concerns about risk, or an action or omission that materially violates our risk policies or results in material financial or reputational harm to Corebridge or any affiliate.

Financial Restatement Clawback Policy	In compliance with SEC and NYSE requirements, we are required to recover erroneously awarded incentive-based compensation in the event of any accounting restatement.
Corebridge also maintains the Corebridge Accounting Restatement Clawback Policy that is fully compliant with the SEC and NYSE requirements, which require listed companies to develop and implement a policy providing for the recovery of certain erroneously awarded time- and performance-based incentive-based compensation received by current or former executive officers in the event of an accounting restatement.

Direct Compensation Program Decision-Making Process
Roles and Responsibilities
The following table describes various roles and responsibilities related to the executive compensation program decision-making process for 2025.

Individual/Entity	Responsibilities
AIG Compensation and Management Resources Committee
The AIG Compensation and Management Resources Committee consists solely of independent directors of AIG and approved the payout of Mr. Hogan’s AIG PSUs which were granted in 2022, but did not otherwise participate in determining the compensation of our NEOs for fiscal year 2025.
The AIG Compensation and Management Resources Committee continues to administer any outstanding AIG Options and AIG PSUs.

Corebridge Financial Inc. | Form 10-K/A 35

ITEM 11 | Executive Compensation

Individual/Entity	Responsibilities
Compensation and Management Development Committee
In 2025, the Compensation and Management Development Committee consisted of three independent directors and, prior to May 14, 2025, one AIG Director. The Committee meets as necessary to review and approve various compensation-related items, including:
•Oversees and makes recommendations to the Board with respect to our executive compensation and benefits philosophy, plans and policies
•Reviews and approves annual corporate goals, objectives and metrics relevant to the compensation of the CEO, evaluates CEO performance against those goals, objectives and metrics and determines and recommends Board approval of the CEO’s compensation based on its evaluation
•Reviews and approves incentive award performance goals, objectives and metrics for Section 16 Officers and evaluates their performance in light of those goals, objectives and metrics, and based on recommendations from the CEO, approves the compensation of Section 16 Officers
•Establishes and reviews compliance with stock ownership guidelines for Section 16 Officers
•Oversees the assessment of the risks related to compensation programs and policies, and the steps to monitor and control such risk exposures
•Oversees human capital management practices and programs
•Engages and oversees the services of an independent compensation consultant to advise on executive compensation matters

Board	The Board approved Mr. Hogan’s compensation based on the Compensation and Management Development Committee’s evaluation and recommendations
Special Committee
In July 2025, a special committee of the Board approved the new hire package for Mr. Costantini, based on the recommendations of the Compensation and Management Development Committee and the independent compensation consultant

CEO
The CEO presents recommendations for NEO compensation to the Compensation and Management Development Committee; no other NEO plays a decision-making role in determining the compensation of any other NEO

Independent Compensation Consultant
The Independent Compensation Consultant reports directly to the Compensation and Management Development Committee and provides independent and objective advice on executive and director compensation and related corporate governance matters. The Compensation and Management Development Committee has determined that Meridian Compensation Partners, LLC is independent within the meaning of applicable SEC rules and NYSE listing standards.

Corebridge Financial Inc. | Form 10-K/A 36

ITEM 11 | Executive Compensation
Use of Market Data
Corebridge uses data for its relevant peer groups to support the key principles of its compensation philosophy, including attracting and retaining the best talent and paying for performance. In September 2024, the Compensation and Management Development Committee, in consultation with Meridian Compensation Partners, its independent compensation consultant, approved a compensation peer group for executive compensation in 2024 to inform our NEOs’ compensation level and design. This same peer group was used to inform fiscal 2025 compensation decisions. The peer group companies were selected with an emphasis on companies that were primarily North American-based insurance companies (with consideration to other financial service sectors, particularly if the business lines align with the services or scope of Corebridge’s business) that had revenue ranging from 0.3x to 3x Corebridge’s revenue, with consideration to comparable market cap and total assets under management. This group included the following companies:

1.	Aflac Incorporated	8.	Principal Financial Group, Inc.
2.	Ameriprise Financial, Inc.	9.	Prudential Financial, Inc.
3.	Equitable Holdings, Inc.	10.	Sun Life Financial, Inc.
4.	Lincoln National Corporation	11.	The Hartford Insurance Group, Inc.
5.	MetLife, Inc.	12.	Unum Group
6.	Manulife Financial Corporation	13.	Voya Financial, Inc.
7.	Northern Trust Corporation
At the time the peer group was approved in the third quarter of 2024, Corebridge was at the 55th percentile of the 2024 peer group in terms of revenue, at the 33rd percentile of the 2024 peer group in terms of market cap, and at the 75th percentile of the 2024 peer group in terms of total assets under management.
The Decision-Making Process
In the first quarter of 2025, the Compensation and Management Development Committee reviewed and approved compensation decisions for our NEOs other than Mr. Costantini. These reviews were performed against a backdrop of the business and individual performance evaluations for the prior year, in addition to compensation relative to peers with relevant experience and skillsets in the insurance and financial services industries where we compete for talent. In reaching decisions on executive compensation, the Compensation and Management Development Committee also considered the tax and accounting consequences. As discussed above, the Board approved Mr. Hogan’s compensation based on the Compensation and Management Development Committee’s evaluation and recommendations.
Further, in July 2025, a special committee of the Board approved the new hire package for Mr. Costantini, based on the recommendations of the Compensation and Management Development Committee and its independent compensation consultant.
Additional Information
Executive Compensation Risk Management
The following characteristics of our executive compensation program work to reduce the possibility of our executive officers, either individually or as a group, making excessively risky business decisions that could maximize short-term results at the expense of long-term value:
•Compensation allocation between fixed and variable, STI and LTI, and cash and equity compensation encourages strategy and actions that are in Corebridge’s long-term interests;
•Base salaries are positioned to be consistent with executives’ responsibilities and provide sufficient liquidity to discourage excessive risks to achieve financial security;
Corebridge Financial Inc. | Form 10-K/A 37

ITEM 11 | Executive Compensation
•Incentive awards are determined based on a variety of performance indicators, thus diversifying the risk associated with any single performance factor;
•Design of LTI compensation program rewards executives for driving sustainable, profitable growth for stockholders;
•Vesting periods for equity compensation awards encourage executives to focus on sustained stock price appreciation;
•Incentive plans are not overly leveraged with maximum payout caps and have design features that are intended to balance pay for performance with an appropriate level of risk-taking;
•Clawback policies, which require the recoupment of incentive compensation paid to executive officers in the event of a restatement of our financial statements and which provide broad discretion to recoup cash and equity awards in the event of a material financial restatement, awards based on materially inaccurate financial statements or performance metrics, or failure to meet risk management requirements;
•Prohibition on hedging and pledging of shares by our executive officers and directors to reduce risks to stockholder value; and
•Stock ownership guidelines, which align the interests of our executives with those of our stockholders, and to promote accountability and mitigate excessive risk taking in long-term decision making.
Compensation Risk Review
Enterprise Risk Management (“ERM”) conducts a risk assessment of newly created or modified compensation plans as required by the risk framework for incentive compensation to ensure the plans appropriately balance risk and reward. The risk assessment process includes a review of plan documentation, financial targets, scorecards and supporting records. In connection with the review, ERM assigns a risk rating of low, medium or high to each active incentive plan,considering:
•whether the plan design or administration may encourage excessive or unnecessary risk-taking;
•whether the plan has appropriate safeguards in place to discourage fraudulent behavior;
•whether the plan incorporates appropriate risk mitigants to lower risk (including deferrals, clawback conditions, time-based vesting for equity awards and capped payouts); and
•whether payments are based on pre-established performance goals, including risk-adjusted metrics and compliance goals.
Corebridge’s risk review was presented by the CRO to the Compensation and Management Development Committee in September 2025. ERM conducted a review of our compensation plans (including our sales incentive plans) in 2025 and concluded that our plans do not encourage unnecessary or excessive risk-taking and have the appropriate safeguards in place to discourage fraudulent behavior. This review included feedback from the Company’s operations, human resources, ERM, legal and compliance departments.
Corebridge Financial Inc. | Form 10-K/A 38

ITEM 11 | Executive Compensation
Compensation Committee Interlocks and Insider Participation
The following directors served as Compensation and Management Development Committee members in 2025: Ms. Leone, Ms. Glazer, Mr. Kimura (who resigned from the Board effective April 20, 2026), Mr. Yao, Mr. Lynch, and Mr. Bousa. During 2025, none of our executive officers served as: (a) a member of the compensation committee of any entity for which a member of our Board served as an executive officer or (b) a director of another entity, an executive officer of which serves as a member of our Board. No member of the Compensation and Management Development Committee was, at any time during fiscal 2025 or at any other time, an officer or employee of Corebridge, or had any relationship with Corebridge requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.
Compensation Committee Report*
The Compensation and Management Development Committee has reviewed this Compensation Discussion and Analysis and discussed it with management. Based on that review and discussion, the Compensation and Management Development Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.
Deborah Leone (Chair)
Edward Bousa
Tomohiro Yao
* This report shall not constitute “soliciting material,” shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any of our other filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate this report by reference therein.
Corebridge Financial Inc. | Form 10-K/A 39

ITEM 11 | Executive Compensation
Compensation Tables
2025 Summary Compensation Table
The following table presents the total compensation of the NEOs for services performed in the years indicated. The total compensation reported in the following table includes items such as salary and STI awards as well as the grant date fair value of LTI awards. The LTI awards may never become payable or may end up with a value that is substantially different from the value reported here. The amounts in the Total column do not represent “direct compensation” as described in the Compensation Discussion and Analysis.

Name and Principal Position(1)	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(7)	All Other Compensation ($)(8)	Total ($)
Marc Costantini President and Chief Executive Officer	2025	88,462	5,500,000	7,801,472	2,499,996	—	—	252,300	16,142,230
Elias Habayeb Executive Vice President and Chief Financial Officer	2025	841,155	—	3,916,777	562,495	1,824,000	42,102	31,773	7,218,302
	2024	800,000	—	1,319,783	424,998	1,500,000	—	31,323	4,076,104
	2023	800,000	—	1,217,411	424,996	1,670,000	58,652	29,973	4,201,032
Lisa Longino Executive Vice President and Chief Investment Officer	2025	800,000	—	2,830,602	389,994	1,664,000	—	31,773	5,716,369
	2024	800,000	—	1,055,816	339,999	1,420,000	—	31,323	3,647,138
	2023	676,924	2,181,265	1,225,613	—	1,720,000	—	29,931	5,833,733
Jonathan Novak Executive Vice President and President of Institutional Markets	2025	675,000	—	1,321,367	393,743	1,342,000	17,491	41,773	3,791,374
	2024	626,828	—	698,700	224,996	1,100,000	—	49,473	2,699,997
	2023	600,000	—	644,505	224,995	1,040,000	29,703	30,098	2,569,301
Polly Klane Executive Vice President and General Counsel	2025	537,695	946,836	2,933,741	374,996	1,263,000	—	23,183	6,079,451
Kevin Hogan Former President and Chief Executive Officer	2025	1,250,000	—	6,460,039	1,924,998	3,202,500	128,218	151,081	13,116,836
	2024	1,250,000	—	2,042,126	1,999,991	2,452,500	—	66,180	7,810,797
	2023	1,250,000	—	2,927,993	999,997	3,250,000	131,915	72,192	8,632,097
(1)Mr. Costantini commenced employment with Corebridge on December 1, 2025. Mr. Hogan ceased serving as President & Chief Executive Officer on December 1, 2025. Ms. Klane commenced employment with Corebridge on February 10, 2025.
(2)For Mr. Habayeb, 2025 amount reflects $800,000 salary through March 28, 2025 and $850,000 for remainder of the year.
(3)For Mr. Costantini, this column reflects a one-time new-hire cash sign-on award that was paid in December 2025 to replace the estimated value of a cash bonus award and a portion of his equity awards from his prior employer that were forfeited when he departed for Corebridge. For Ms. Klane, this column reflects two cash transition payments that were paid to replace the estimated value of a cash award and a portion of her equity awards from her prior employer that were forfeited when she departed for Corebridge. The first payment in the amount of $550,000 was paid in February 2025 and the second payment in the amount of $396,836 was paid in March 2025.
(4)The amounts in this column for 2025 represent the grant date fair value of Corebridge RSUs and Corebridge PSUs granted to each NEO in 2025 including, for Ms. Klane, the new hire Corebridge RSUs granted in February 2025 upon commencement of her role as Executive Vice President and General Counsel to replace the remaining portion of the estimated value of her equity awards from her prior employer that was forfeited when she departed for Corebridge, for Mr. Habayeb and Ms. Longino, the retention Corebridge RSUs granted in September 2025, and for Mr. Costantini, the Corebridge RSUs and Corebridge PSUs granted in December 2025 upon commencement of his role as President and Chief Executive Officer to replace the remaining portion of the estimated value of his equity awards from his prior employer that was forfeited when he departed for Corebridge, determined in accordance with FASB ASC Topic 718. The assumptions made in calculating these amounts can be found in Note 20 of the consolidated financial statements in the Original Filing. The grant date fair value of the Corebridge RSUs and the portion of the Corebridge PSUs that are earned based on Adjusted ROAE was based on the closing price of our Common Stock on the date of grant. The grant date fair value of the portion of the Corebridge PSUs that are earned based on relative TSR performance was determined using a Monte Carlo simulation performed as of the date of grant by an independent third party. The Corebridge PSUs reflect target performance, which represents the probable outcome of the performance conditions on the grant date. The following are the potential values of the Corebridge PSUs granted to each NEO in 2025 assuming the maximum level of performance is achieved: Mr. Costantini, $10,520,989; Mr. Habayeb, $2,631,233; Ms. Longino, $1,824,371; Mr. Novak,
Corebridge Financial Inc. | Form 10-K/A 40

ITEM 11 | Executive Compensation
$1,841,886; Ms. Klane, $1,754,155; and Mr. Hogan, $9,004,726. The Corebridge RSUs and Corebridge PSUs are described in more detail in “Compensation Discussion and Analysis—Compensation Components—Annual 2025 LTI Awards”, “Compensation Discussion and Analysis—Compensation Components—2025 PSU Program”, and “Compensation Discussion and Analysis—Compensation Components—Retention Awards”.
(5)The amounts in this column for 2025 represent the grant date fair value of Corebridge Options granted to each NEO in 2025 including, for Mr. Costantini, the Corebridge Options granted in December 2025 upon commencement of his role as President and Chief Executive Officer, determined in accordance with FASB ASC Topic 718. The assumptions made in calculating these amounts can be found in Note 20 of the consolidated financial statements in the Original Filing. The grant date fair value of the Corebridge Options was determined using the Black-Scholes option pricing model based on the fair market value on the date of grant. The Corebridge Options are described in more detail in “Compensation Discussion and Analysis—Compensation Components—Annual 2025 LTI Awards.”
(6)For 2025, this column represents the STI awards for 2025 performance as determined in the first quarter of 2026. 100% of each award was vested and paid in February 2026.
(7)The amounts in this column represent the total change of the actuarial present value of the accumulated benefit, including any payments made during the year, under AIG’s defined benefit pension plans, including the Qualified Retirement Plan and the Non-Qualified Retirement Plan, as applicable. The pension plans are described in “2025 Pension Benefits.” Present values include benefits payable from the Retirement Plan and Non-Qualified Retirement Income Plan, if applicable. To determine the change in pension values, the retirement age assumption is the normal retirement age of 65, or current age if older. The discount rate assumption is 5.40% for the Qualified Retirement Plan. The discount rate assumption is 5.21% for the Non-Qualified Retirement Plan. The mortality assumptions are based on the Pri-2012 annuitant white collar mortality table projected using the AIG improvement scale. Mr. Costantini and Mses. Longino and Klane did not participate in the Qualified Retirement Plan and the Non-Qualified Retirement Plan.
(8)This column includes the following incremental costs of 2025 perquisites and other benefits:

Item	Description
Tax Preparation Services	Mr. Hogan - $16,330 Reflects cost of tax preparation services related to a prior international assignment
Company-Paid Life Insurance Premiums	Mr. Costantini – $11 Ms. Klane – $221 All other NEOs - $273
401(k) Plan	Mr. Costantini - $0 Ms. Klane - $22,962 All other NEOs - $31,500 Reflects employer matching and non-elective contributions
Personal Use of Company Car
Mr. Costantini - $2,289
Mr. Hogan - $62,412
Reflects incremental costs of driver overtime compensation, fuel and maintenance attributable to personal use of a Company car. A third-party security study recommended a company car and personal driver for commutation and limited personal use.

Relocation Assistance Stipend	Mr. Costantini - $250,000
Spousal Travel Expenses	Mr. Hogan - $10,566 Reflects expenses related to spousal travel in connection with Company-sponsored events where the presence of spouses was expected
Personal Use of Company Provided Aircraft	As permitted under our Private Aircraft Use Policy, Mr. Hogan’s spouse accompanied him on the private aircraft during business travel, which did not result in any incremental cost to the Company
Legal Services	Mr. Hogan - $30,000 Reflects executive’s attorneys’ fees incurred in connection with Transition and Advisory Agreement
Corebridge Matching Grants Program
Mr. Novak - $10,000
Reflects employer matching donations under the Corebridge Matching Grants Program, under which the Company will match donations to eligible charitable organization of $25 to $10,000 on a 1:1 basis

Corebridge Financial Inc. | Form 10-K/A 41

ITEM 11 | Executive Compensation
2025 Grants of Plan-Based Awards
The following table details all equity and non-equity plan-based awards granted to each of the NEOs in 2025.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Marc Costantini
2025 Corebridge RSUs	12/01/25							85,411			2,540,977
2025 Corebridge Options	12/01/25								314,861	29.75	2,499,996
2025 Corebridge PSUs	12/01/25				85,412	170,823	341,646				5,260,495
Elias Habayeb
2025 STI		—	1,300,000	2,600,000
2025 Corebridge RSUs	02/19/25							17,050			572,028
2025 Corebridge Options	02/19/25								65,712	33.55	562,495
2025 Corebridge PSUs	02/19/25				17,051	34,101	68,202				1,315,622
2025 Retention Corebridge RSUs	09/19/25							61,977			2,029,127
Lisa Longino
2025 STI		—	1,240,000	2,480,000
2025 Corebridge RSUs	02/19/25							11,821			396,595
2025 Corebridge Options	02/19/25								45,560	33.55	389,994
2025 Corebridge PSUs	02/19/25				11,822	23,644	47,288				912,186
2025 Retention Corebridge RSUs	09/19/25							46,482			1,521,821
Jonathan Novak
2025 STI		—	1,000,000	2,000,000
2025 Corebridge RSUs	02/19/25							11,935			400,419
2025 Corebridge Options	02/19/25								45,998	33.55	393,743
2025 Corebridge PSUs	02/19/25				11,936	23,871	47,742				920,948
Polly Klane
2025 STI		—	900,000	1,800,000
2025 New Hire Corebridge RSUs	02/10/25							50,598			1,675,300
2025 Corebridge RSUs	02/19/25							11,367			381,363
2025 Corebridge Options	02/19/25								43,808	33.55	374,996
2025 Corebridge PSUs	02/19/25				11,367	22,734	45,468				877,078
Kevin Hogan
2025 STI		—	2,625,000	5,250,000
2025 Corebridge RSUs	02/19/25							58,351			1,957,676
2025 Corebridge Options	02/19/25								224,883	33.55	1,924,998
2025 Corebridge PSUs	02/19/25				58,351	116,702	233,404				4,502,363
(1)Amounts shown reflect the range of possible STI awards for 2025 performance. Actual amounts earned are reflected in the 2025 Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column. For more information on the 2025 STI awards, including the applicable performance metrics, please see “Compensation Discussion and Analysis—Compensation Components—STI Awards.”
(2)Amounts shown reflect the potential range of 2025 Corebridge PSUs granted to NEOs. Actual amounts earned are based on achieving pre-established adjusted ROAE (weighted 50%) and relative TSR (weighted 50%) goals measured over the 2025-2027 performance period. Holders of 2025 Corebridge PSUs are also entitled to dividend equivalent rights in the form of cash beginning with the first dividend record date following the applicable grant date, which cash amount is subject to the same vesting conditions as the related Corebridge PSUs and is paid if and when such related shares are delivered. For more information on these awards, please see “Compensation Discussion and Analysis—Compensation Components—Annual 2025 LTI Awards” and “Compensation Discussion and Analysis—Compensation Components—2025 PSU Program”.
Corebridge Financial Inc. | Form 10-K/A 42

ITEM 11 | Executive Compensation
(3)Amounts shown reflect the grant of 2025 Corebridge RSUs made to the NEOs. For Mr. Habayeb and Ms. Longino, amounts shown also reflect retention awards received in the form of Corebridge RSUs. Ms. Longino’s retention award cliff vests on September 30, 2027, subject to her continued employment with the Company through the vesting date. Mr. Habayeb’s retention award, which had the same vesting terms as Ms. Longino’s retention award, was forfeited for no consideration upon his departure from the Company on April 24, 2026. For Ms. Klane, amounts shown also reflect a new hire award in the form of Corebridge RSUs in consideration of equity forfeited from prior employer, which vested 47.5% in March 2026 and will vest 52.5% in March 2027, subject to her continued service through each vesting date. Holders of 2025 Corebridge RSUs are also entitled to dividend equivalent rights in the form of cash beginning with the first dividend record date following the applicable grant date, which cash amount is subject to the same vesting conditions as the related Corebridge RSUs and is paid if and when such related shares are delivered. For more information on these awards, please see “Compensation Discussion and Analysis—Compensation Components—Annual 2025 LTI Awards” and “Compensation Discussion and Analysis—Compensation Components—Retention Awards”.
(4)Amounts shown reflect the grant of 2025 Corebridge Options made to the NEOs. Stock options granted in 2025 have an exercise price equal to the closing price of Common Stock on the NYSE on the date of grant. For more information on these awards, please see “Compensation Discussion and Analysis—Compensation Components—2025 Annual LTI Awards,” and Note 20 of the consolidated financial statements in the Original Filing.
(5)Amounts shown represent the grant date fair value of the awards determined in accordance with FASB ASC Topic 718. The assumptions made in calculating these amounts can be found in Note 20 of the consolidated financial statements in the Original Filing. Also see footnotes (3), (4) and (5) to the Summary Compensation Table for more information.
Corebridge Financial Inc. | Form 10-K/A 43

ITEM 11 | Executive Compensation
Outstanding Equity Awards as of December 31, 2025
The following table sets forth outstanding equity-based awards held by each NEO as of December 31, 2025.

			Option Awards(1)				Stock Awards
Name	Grant Date	Award Type			Exercise Price ($)	Expiration Date	Unvested (Not Subject to Performance Conditions)(2)		Equity Incentive Plan Awards (Unearned and Unvested)(4)
			Number of Securities underlying Unexercised Options (Exercisable) (#)	Number of Securities underlying Unexercised Options (Unexercisable) (#)			Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(3)	Number of unearned shares, units or other rights that have not vested (#)	Market or payout value of unearned shares, units or other rights that have not vested ($)(5)
Marc Costantini	12/1/2025	2025 Corebridge Options		314,861	$29.75	12/1/2035
	12/1/2025	2025 Corebridge RSUs					85,411	$2,576,850
	12/1/2025	2025 Corebridge PSUs							170,823	$5,153,730
Elias Habayeb	2/19/2025	2025 Corebridge Options		65,712	$33.55	2/19/2035
	2/19/2025	2025 Corebridge RSUs					17,050	$514,399
	2/19/2025	2025 Corebridge PSUs							34,101	$1,028,827
	9/19/2025	2025 Corebridge RSUs					61,977	$1,869,846
	2/20/2024	2024 Corebridge Options	30,335	60,671	$25.34	2/20/2034
	2/20/2024	2024 Corebridge RSUs					34,722	$1,047,563
	2/21/2023	2023 Corebridge Options	45,920	22,961	$20.30	2/21/2033
	2/21/2023	2023 Corebridge RSUs					19,991	$603,128
Lisa Longino	2/19/2025	2025 Corebridge Options		45,560	$33.55	2/19/2035
	2/19/2025	2025 Corebridge RSUs					11,821	$356,640
	2/19/2025	2025 Corebridge PSUs							23,644	$713,339
	9/19/2025	2025 Corebridge RSUs					46,482	$1,402,362
	2/20/2024	2024 Corebridge Options	24,268	48,537	$25.34	2/20/2034
	2/20/2024	2024 Corebridge RSUs					27,778	$838,062
	2/21/2023	2023 Corebridge RSUs					9,362	$282,452
Jonathan Novak	2/19/2025	2025 Corebridge Options		45,998	$33.55	2/19/2035
	2/19/2025	2025 Corebridge RSUs					11,935	$360,079
	2/19/2025	2025 Corebridge PSUs							23,871	$720,188
	2/20/2024	2024 Corebridge Options	16,059	32,120	$25.34	2/20/2034
	2/20/2024	2024 Corebridge RSUs					18,382	$554,585
	2/21/2023	2023 Corebridge Options	24,310	12,156	$20.30	2/21/2033
	2/21/2023	2023 Corebridge RSUs					10,583	$319,289
Corebridge Financial Inc. | Form 10-K/A 44

ITEM 11 | Executive Compensation

			Option Awards(1)				Stock Awards
Name	Grant Date	Award Type			Exercise Price ($)	Expiration Date	Unvested (Not Subject to Performance Conditions)(2)		Equity Incentive Plan Awards (Unearned and Unvested)(4)
			Number of Securities underlying Unexercised Options (Exercisable) (#)	Number of Securities underlying Unexercised Options (Unexercisable) (#)			Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(3)	Number of unearned shares, units or other rights that have not vested (#)	Market or payout value of unearned shares, units or other rights that have not vested ($)(5)
	2/21/2021	2021 AIG Options	19,230	—	$44.10	2/22/2031
	5/27/2020	2020 AIG Options	2,475	—	$31.51	5/27/2030
	3/11/2020	2020 AIG Options	23,391	—	$32.43	3/11/2030
	3/18/2019	2019 AIG Options	24,570	—	$44.28	3/18/2029
	3/13/2018	2018 AIG Options	14,632	—	$55.94	3/13/2028
Polly Klane	2/10/2025	2025 Corebridge RSUs					50,598	$1,526,542
	2/19/2025	2025 Corebridge Options		43,808	$33.55	2/19/2035
	2/19/2025	2025 Corebridge RSUs					11,367	$342,942
	2/19/2025	2025 Corebridge PSUs							22,734	$685,885
Kevin Hogan	2/19/2025	2025 Corebridge Options		224,883	$33.55	2/19/2035
	2/19/2025	2025 Corebridge RSUs					58,351	$1,760,450
	2/19/2025	2025 Corebridge PSUs							116,702	$3,520,899
	4/5/2024	2024 Corebridge Options	43,233	86,468	$28.68	4/5/2034
	4/5/2024	2024 Corebridge RSUs					23,408	$706,219
	2/20/2024	2024 Corebridge Options	71,377	142,755	$25.34	2/20/2034
	2/20/2024	2024 Corebridge RSUs					27,233	$821,620
	2/21/2023	2023 Corebridge Options	108,049	54,025	$20.30	2/21/2033
	2/21/2023	2023 Corebridge RSUs					15,679	$473,035
	2/21/2023	2023 AIG PSUs					52,220	$4,467,421
(1)AIG Options. All of the stock options granted to our NEOs prior to 2023 were granted by AIG and linked to the performance of AIG common stock. The AIG Options have an exercise price equal to the closing price of the underlying shares of AIG common stock on the NYSE on the date of grant and have a 10-year term from the date of grant. All of the AIG Options had a three-year vesting period, subject to continued service through each vesting date, and are vested in full.
Corebridge Financial Inc. | Form 10-K/A 45

ITEM 11 | Executive Compensation
Corebridge Options. All of the stock options granted to our NEOs in or after 2023 were granted by Corebridge and linked to the performance of Common Stock. The Corebridge Options have an exercise price equal to the closing price of the underlying shares of Common Stock on the NYSE on the date of grant and have a 10-year term from the date of grant. All of the Corebridge Options vest in three equal installments on the first, second and third anniversaries of the grant date, subject to continued service through each vesting date.
(2)Corebridge RSUs. All of the 2025 Corebridge RSUs, 2024 Corebridge RSUs and 2023 Corebridge RSUs (other than Ms. Longino’s 2023 Corebridge RSUs, Mr. Habayeb and Ms. Longino’s 2025 retention Corebridge RSUs and Ms. Klane’s new hire Corebridge RSUs in consideration of equity forfeited from prior employer) will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to continued service through each vesting date. The 2023 Corebridge RSUs granted to Ms. Longino vest 50% on February 21, 2024, 30% on February 21, 2025 and 20% on February 21, 2026, subject to continued service through each vesting date. The amount with respect to Ms. Longino’s 2023 Corebridge RSUs reflects an adjustment to the number of RSUs granted on February 21, 2023 to conform to the final terms of the executive’s equity buy-out. The 2025 Corebridge retention RSUs granted to Ms. Longino cliff vest on September 30, 2027, subject to her continued service through the vesting date. Mr. Habayeb’s retention RSUs, which had the same vesting terms as Ms. Longino’s retention RSUs, were forfeited for no consideration upon his departure from the Company on April 24, 2026. The 2025 Corebridge new hire RSUs granted to Ms. Klane vested 47.5% in March 2026 and will vest 52.5% in March 2027, subject to her continued service through each vesting date.
2023 AIG PSUs. The amount represents the number of 2023 AIG PSUs that were earned based on actual achievement against pre-established performance goals over a three-year performance period, based on the following performance metrics: annual improvement to AYCR, ex-CAT (weighted 25%), achievement of AIG parent company expense targets (weighted 25%), cumulative diluted normalized AATI (weighted 30%), and TSR relative to a group of General Insurance peer companies (weighted 20%). The AIG Compensation and Management Resources Committee certified the level of achievement on February 17, 2026, and 161% of the PSUs were earned and vested on January 1, 2026.
(3)Values for Corebridge RSUs are based on the closing price of Common Stock on the NYSE on December 31, 2025 of $30.17. Values for AIG PSUs are based on the closing price of AIG common stock on the NYSE on December 31, 2025 of $85.55 per share.
(4)The 2025 Corebridge PSUs will be earned based on actual achievement over pre-established adjusted ROAE (weighted 50%) and relative TSR (weighted 50%) goals measured over the 2025-2027 performance period. Any earned 2025 Corebridge PSUs will vest on the third anniversary of the grant date, subject to continued service through the vesting date. Pursuant to SEC rules, the number of shares and the payout value for the Corebridge PSUs reflect payout at target based on performance through the end of the first year of the three-year performance period.
(5)Values for Corebridge PSUs are based on the closing price of Common Stock on the NYSE on December 31, 2025 of $30.17 per share.

Corebridge Financial Inc. | Form 10-K/A 46

ITEM 11 | Executive Compensation
2025 Option Exercises and Vesting of Stock-Based Awards
The following table sets forth the amounts realized by each NEO as a result of stock option exercises and the vesting of stock-based awards in 2025. None of our NEOs exercised options in 2025.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Marc Costantini	—	—
Elias Habayeb	61,501	2,024,798
Lisa Longino	32,000	1,057,372
Jonathan Novak	32,559	1,071,940
Polly Klane	—	—
Kevin Hogan	142,401	6,953,278
(1)The number of shares realized for stock awards set forth above reflect (i) 209,677 Corebridge RSUs that vested and settled in 2025, and (ii) 58,784 AIG PSUs that vested at the end of the performance period in 2024 but were settled in shares of AIG common stock in 2025.
(2)The value realized upon vesting is based on (i) $6,817,331 fair value of our Common Stock upon vesting for Corebridge RSUs, and (ii) $4,290,056 fair value of AIG common stock upon vesting for AIG PSUs.
2025 Pension Benefits
The following table details the accumulated benefits under the pension plans in which certain of our NEOs participate. These accumulated benefits are presented as if they were payable upon the NEOs’ normal retirement at age 65. However, it is important to note that the Non-Qualified Retirement Plan benefits shown for the NEOs may be at least partially unvested and could be received at lower levels due to reduced benefits or forfeited entirely. Mr. Costantini and Mses. Longino and Klane do not participate in the Retirement Plans. No payments were made under the plans in 2025.

Name	Plan Name	Years of Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)
Marc Costantini	Qualified Retirement Plan	N/A	N/A
	Non-Qualified Retirement Plan	N/A	N/A
Elias Habayeb	Qualified Retirement Plan	7.917	175,434
	Non-Qualified Retirement Plan	6.917	246,943
Lisa Longino	Qualified Retirement Plan	N/A	N/A
	Non-Qualified Retirement Plan	N/A	N/A
Jonathan Novak	Qualified Retirement Plan	2.667	62,052
	Non-Qualified Retirement Plan	2.667	109,115
Polly Klane	Qualified Retirement Plan	N/A	N/A
	Non-Qualified Retirement Plan	N/A	N/A
Kevin Hogan	Qualified Retirement Plan	25.917	768,100
	Non-Qualified Retirement Plan	25.917	956,968
(1)The NEOs had the following years of service as of December 31, 2025: Mr. Hogan – 36.50; Mr. Habayeb – 19.33; Mr. Novak – 13.71. Each NEOs credited service under the Retirement Plans are explained below:
Corebridge Financial Inc. | Form 10-K/A 47

ITEM 11 | Executive Compensation
Mr. Hogan. Mr. Hogan has 10.583 fewer years of credited service under the Retirement Plans than actual service with AIG and Corebridge because the Retirement Plans were frozen on January 1, 2016 and because at the time he was initially hired, employees were required to wait one year after commencing employment with AIG before becoming participants in these Retirement Plans and received credit for service retroactive to six months of employment. Mr. Hogan was employed by AIG from September 1984 to November 2008 and accrued pension benefits under the Retirement Plans during this employment. Mr. Hogan did not receive a distribution from the Retirement Plans at the time of his initial resignation. Upon his rehire in October 2013, benefit accruals commenced immediately under the Retirement Plans calculated under the cash balance formula, and prior service, pursuant to the terms of the plans, was recognized for vesting and eligibility purposes. The Retirement Plans were frozen effective January 1, 2016 and credited service accruals ceased under these plans as of December 31, 2015.
Mr. Habayeb. Mr. Habayeb has 11.413 fewer years of credited service under the Qualified Retirement Plan than actual service with AIG and Corebridge because the Retirement Plans were frozen on January 1, 2016 and because at the time he was initially hired, employees were required to wait one year after commencing employment with AIG before becoming participants in these Retirement Plans and received credit for service retroactive to six months of employment. Mr. Habayeb was employed by AIG from September 2005 to May 2009. Upon his rehire in June 2010, benefit accruals commenced immediately under the Retirement Plans, and prior service, pursuant to the terms of the plans, was recognized for vesting and eligibility purposes. His actual service under the Non-Qualified Retirement Plan reflects the one-year freeze period in the Non-Qualified Plan pursuant to rules established by the U.S. Treasury Special Pay Master (1/1/2012-12/14/2012).
Mr. Novak. Mr. Novak has 11.05 fewer years of credited service under the Retirement Plans than actual service with AIG and Corebridge because the Retirement Plans were frozen on January 1, 2016 and because at the time he was initially hired, employees were required to wait one year after commencing employment with AIG before becoming participants in these Retirement Plans.
(2) All present values of accumulated benefits are based on service and earnings as of December 31, 2025 (the pension plan measurement date for purposes of AIG’s financial statement reporting). The actuarial present values of the accumulated benefits under the Retirement Plans are calculated based on payment of a life annuity beginning at age 65, or current age if older, consistent with the assumptions described in Note 21 to the consolidated financial statements included in AIG’s 2025 Annual Report on Form 10-K. The actuarial present value of the benefit payable to Mr. Hogan would be $53,432 higher than the amounts in the table above if Mr. Hogan’s benefit commenced as of December 31, 2025 as a result of his employment termination for any reason other than disability or death. For Mr. Costantini and Mses. Longino and Klane, the amount shown in this column is zero because they do not participate in the Retirement Plans. The discount rate assumption is 5.4% for the Qualified Retirement Plan. The discount rate assumption is 5.21% for the Non-Qualified Retirement Plan. The mortality assumptions are based on the Pri-2012 annuitant white collar mortality table projected using the AIG improvement scale.
Pension Plans
Corebridge does not maintain any active or frozen pension plans. However, certain of our NEOs have balances in the Qualified Retirement Plan and the Non-Qualified Retirement Plan (collectively, the “Retirement Plans”).
The Qualified Retirement Plan is a tax-qualified defined benefit plan, and the Non-Qualified Retirement Plan provides for retirement benefits in excess of those permitted under the Qualified Retirement Plan. Effective January 1, 2016, benefit accruals under the Retirement Plans were frozen. At that time, the Retirement Plans were closed to new participants, and existing participants ceased to accrue additional benefits after December 31, 2015.
In the case of the Qualified Retirement Plan, all participants (including the participating NEOs) are vested in their benefits and, in the case of the Non-Qualified Retirement Plan, participants vest once they attain either (1) age 60 with five or more years of service or (2) age 55 with ten or more years of service.
Corebridge employees (including the participating NEOs) were deemed to terminate employment for purposes of the Qualified Retirement Plan on September 19, 2022, the date of the closing of the IPO. For purposes of the Non-Qualified Retirement Plan, however, Corebridge employees (including the participating NEOs) continue to be treated as active employees so long as they continue to be employed by Corebridge.
Corebridge Financial Inc. | Form 10-K/A 48

ITEM 11 | Executive Compensation
Form and Timing of Payments
Under the Qualified Retirement Plan, all participants have the option to elect to commence their benefit at the time of termination of their employment, either in the form of a monthly taxable annuity or lump sum payment. Alternatively, they may defer commencement until age 65.
Benefits accrued prior to March 31, 2012 under the Non-Qualified Retirement Plan are paid out as an annuity and benefits accrued after that date are paid as a lump sum. Vested participants must commence benefits when they terminate employment.
Benefit Formulas
The Retirement Plans originally provided for a final average pay formula. The Retirement Plans’ final average pay formula ranges from 0.925% to 1.425% times average final salary for each year of credited service accrued since April 1, 1985 up to 44 years through December 31, 2015 and 1.25% to 1.75% times average final pay for each year of credited service accrued prior to April 1, 1985 up to 40 years. For participants who retire after the normal retirement age of 65, the retirement benefit is actuarially increased to reflect the later benefit commencement date.
The benefit formula under the Retirement Plans was converted from the final average pay formula to a cash balance formula, effective April 1, 2012. The cash balance formula was comprised of pay credits, calculated based on 6% of a Plan participant’s annual pensionable compensation, and annual interest credits. Pensionable compensation under the cash balance formula included base salary, commissions, overtime and annual STI awards, with the Qualified Retirement Plan subject to Internal Revenue Code compensation limits and the Non-Qualified Retirement Plan subject to an annual compensation limit of $1,050,000 in 2015. Pay credits ceased under the Retirement Plans on December 31, 2015, but annual interest credits continue (4.37% in 2025, based upon the 30-year long-term Treasury rate). This rate is adjusted annually on January 1.
Mr. Habayeb and Mr. Hogan have a final average pay formula benefit and a cash balance benefit. Mr. Novak has a cash balance benefit.
Early Retirement Benefits
Each of the Retirement Plans provides for reduced early retirement benefits. In the case of early retirement, participants in the Retirement Plans under the final average pay formula will receive the plan formula benefit projected to normal retirement at age 65 (using average final salary as of the date of early retirement), but prorated based on years of actual service, then reduced by 3, 4 or 5% (depending on age and years of credited service at retirement) for each year that retirement precedes age 65. In the case of early retirement under the cash balance formula, participants in the Retirement Plans will receive the value of their cash balance account as of the date of early retirement.
In connection with the IPO, Mr. Hogan became a terminated vested participant in the Qualified Plan and ceased receiving service credit for purposes of early retirement at that time. Mr. Hogan is eligible for early retirement benefits on his final average pay benefit accrual under the Retirement Plans reflecting the five percent reduction.
Corebridge Financial Inc. | Form 10-K/A 49

ITEM 11 | Executive Compensation
Death and Disability Benefits
Each of the Retirement Plans also provide for death and disability benefits. The death benefit payable to a participant’s designated beneficiary under the Retirement Plans will generally equal the participant’s lump sum benefit or cash balance account. Under the Retirement Plans, participants who become disabled and receive payments under AIG’s long-term disability plan on and after the freeze date continue to receive service credit in determining age and length of service for early retirement subsidies and vesting purposes for a maximum of three additional years, and participants whose benefit is determined under the cash balance formula continue to receive interest credits to their cash balance account up to the date they commence their benefit.
Mr. Novak’s benefit under the cash balance formula would have been $11,443 higher than the amount reflected in the table above if his benefit commenced as of December 31, 2025 as a result of his death.
In connection with the IPO, the participating NEOs became terminated vested participants in the Qualified Plan and ceased receiving service credit for purposes of death and disability benefits at that time.
Nonqualified Deferred Compensation
None of the NEOs participate in a nonqualified deferred compensation plan.
Potential Payments Upon Termination or Change in Control
Severance Benefits
The Corebridge Executive Severance Plan, or ESP, provides for severance benefits in the case of termination other than due to death, disability, resignation or Cause (as defined below) and also in the case of voluntary termination for Good Reason (as defined below).
The ESP provides for severance payments and benefits upon qualifying terminations as follows, subject to the participant’s execution of a release of claims and agreement to abide by certain restrictive covenants:
•For qualifying terminations not in connection with a Corebridge CIC (as defined below), severance in an amount equal to the product of a multiplier times the sum of base salary (or, if greater, the executive’s average base salary over the 12 months immediately prior to the termination date) and the average amount of STI paid for the preceding three completed calendar years. During 2025, for Mr. Hogan and Mr. Costantini, who each served as President and Chief Executive Officer, the multiplier was 1.5 and, for all other NEOs, the multiplier was 1.
•For qualifying terminations within two years following a Corebridge CIC, severance in an amount equal to the product of a multiplier times the sum of base salary (or, if greater, the executive’s average base salary over the 12 months immediately prior to the termination date) and the greater of (a) the average amount of STI awards paid to the executive for the preceding three completed calendar years and (b) the executive’s target STI award for the termination year. During 2025, for Mr. Hogan and Mr. Costantini, who each served as President and Chief Executive Officer, the multiplier was 2 and, for all other NEOs, the multiplier was 1.5.
•For qualifying terminations after March 31 of the termination year not in connection with a Corebridge CIC, a pro-rata annual STI award for the year of termination based on the participant’s target STI award, adjusted for actual company (and/or, if applicable, business unit or function) performance as determined by the Compensation and Management Development Committee in its sole discretion, paid at the same time as such STI awards are regularly paid to similarly situated active employees.
Corebridge Financial Inc. | Form 10-K/A 50

ITEM 11 | Executive Compensation
•For qualifying terminations within two years following a Corebridge CIC, a pro-rata annual STI award for the year of termination based on the greater of (a) a participant’s target STI award and (b) a participant’s target STI award adjusted for actual company performance, paid at the same time as such STI awards are regularly paid to similarly situated active employees.
Participants are also entitled to continued health coverage under the Consolidated Omnibus Budget Reconciliation Act, a $40,000 payment that may be applied towards continued health coverage and life insurance and one year of additional age and service solely for the purpose of determining eligibility to enroll in retiree medical coverage.
Restrictive Covenants
Pursuant to the release of claims that each participant must execute to receive benefits under the ESP, each participant is generally prohibited from:
•engaging in, being employed by, rendering services to or acquiring financial interests in certain competitive businesses for a period of six months after termination;
•interfering with our business relationships with customers, suppliers or consultants for a period of six months after termination;
•soliciting or hiring our employees for a period of one year after termination;
•making false or disparaging comments about us; and
•disclosing our confidential information at any time following termination.
Corebridge Financial Inc. | Form 10-K/A 51

ITEM 11 | Executive Compensation
Definitions

Term	Generally Means:
Cause
•The participant’s conviction, whether following trial or by plea of guilty or nolo contendere (or similar plea), in a criminal proceeding (1) on a misdemeanor charge involving fraud, false statements or misleading omissions, wrongful taking, embezzlement, bribery, forgery, counterfeiting or extortion, (2) on a felony charge or (3) on an equivalent charge to those in clauses (1) and (2) in jurisdictions which do not use those designations;
•the participant’s engagement in any conduct which constitutes an employment disqualification under applicable law (including statutory disqualification as defined under the Exchange Act);
•the participant’s violation of any securities or commodities laws, any rules or regulations issued pursuant to such laws, or the rules and regulations of any securities or commodities exchange or association of which the Company or any of its subsidiaries or affiliates is a member; or
•the participant’s material violation of the Company’s codes of conduct or any other Company policy as in effect from time to time.

Corebridge CIC
•Individuals who, on the effective date of the Corebridge Executive Severance Plan, constituted the Board (or subsequent directors whose election or nomination was approved by a vote of at least two-thirds of such directors, including by approval of the proxy statement in which such person is named as a nominee for director) cease for any reason to constitute at least a majority of the Board;
•any person is or becomes a beneficial owner of 50% or more of Corebridge’s voting securities, other than Corebridge or any subsidiary of Corebridge, any employee benefit plan (or related trust) sponsored or maintained by Corebridge or any subsidiary of Corebridge or by any underwriter temporarily holding securities pursuant to an offering of such securities;
•consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving Corebridge that results in any person becoming the beneficial owner of 50% or more of the total voting power of the outstanding voting securities eligible to elect directors of the entity resulting from such transaction;
•a sale of all or substantially all of Corebridge’s assets; or
•Corebridge’s stockholders approve a plan of complete liquidation or dissolution.

Neither the IPO nor any subsequent public offering of Corebridge voting securities by AIG or Argon that does not otherwise qualify as a Corebridge CIC as described above will be a Corebridge CIC.

Good Reason	A reduction of more than 20% in the participant’s annual target direct compensation, provided that such reduction will not constitute Good Reason if it results from a Board-approved program generally applicable to similarly situated employees. In the event of a Corebridge CIC, the definition of Good Reason also includes: (1) a material diminution in the participant’s authority, duties or responsibilities following a Corebridge CIC, provided that a change in the executive’s reporting relationship will not constitute Good Reason unless it affects an executive whom Corebridge has classified as an executive vice president or above and (2) relocation of the office at which the executive performs his or her services at a location that increases his or her one-way commute by more than 50 miles.
Corebridge Financial Inc. | Form 10-K/A 52

ITEM 11 | Executive Compensation
Transition and Advisory Agreement with Kevin Hogan
On December 1, 2025, Kevin Hogan ceased serving as President and Chief Executive Officer and began serving as a special advisor to the Board for a six-month period. Pursuant to a Transition and Advisory Agreement (the “Transition Agreement”), dated September 5, 2025, Mr. Hogan’s employment with the Company will terminate following the six-month advisory period, at which point he will receive cash severance pay and termination benefits as required under the ESP for a termination without cause (unless earlier paid in the event of Mr. Hogan’s death or disability). In addition, on the termination date, Mr. Hogan will receive a supplemental health and life payment of $70,000 that may be applied towards continued health coverage and life insurance after the termination date. In the event that Mr. Hogan’s employment ends prior to the scheduled termination date due to Mr. Hogan’s resignation or termination for cause, he will not receive the severance payments set forth above.
The Transition Agreement provides that Mr. Hogan will retain all LTI awards held as of December 1, 2025, which will be delivered at the same time and in the same medium as LTI awards held by other executive officers including, with respect to performance-based awards, based on the satisfaction of the applicable performance goals, consistent with the terms of the LTI awards upon a termination without cause.
In the Transition Agreement, Mr. Hogan also agreed to the restrictive covenants described above and a release of claims.
Treatment of LTI Awards Upon Termination
Corebridge RSUs
All Corebridge RSUs will vest in connection with the termination scenarios listed in the table below and will be forfeited in the case of termination for any other reason.

Reason for Termination	When are underlying shares delivered?
Involuntary Termination without Cause – no Corebridge CIC	The date the applicable award would otherwise have been delivered if employment had continued
Retirement	The date the applicable award would otherwise have been delivered if employment had continued
Disability	The date the applicable award would otherwise have been delivered if employment had continued
Death	Immediate delivery of shares
Involuntary Termination without Cause or resignation for Good Reason within 24 months of a Corebridge CIC	Immediate delivery of shares
For purposes of the Corebridge RSUs, the following definitions apply:

Term	Generally Means:
Cause	Generally defined the same as for the ESP above
Corebridge CIC	Generally defined the same as for the ESP above

Corebridge Financial Inc. | Form 10-K/A 53

ITEM 11 | Executive Compensation

Term	Generally Means:
Good Reason	“Good Reason” generally means (i) a reduction of more than 20% in the participant’s annual target direct compensation, provided that such reduction will not constitute Good Reason if it results from a Board-approved program generally applicable to similarly situated employees, (ii) a material diminution in the participant’s authority, duties or responsibilities following a Corebridge CIC, provided that a change in the executive’s reporting relationship will not constitute Good Reason unless it affects an executive whom Corebridge has classified as an executive vice president or above and (iii) relocation of the office at which the executive performs his or her services at a location that increases his or her one-way commute by more than 50 miles.
Retirement	A voluntary termination: (i) on or after age 60 with 5 years of service or (ii) on or after age 55 with 10 years of service.
Corebridge PSUs
All Corebridge PSUs will vest in connection with the termination scenarios listed in the table below (subject to the achievement of the applicable performance goals in certain scenarios) and will be forfeited in the case of termination for any other reason.

Reason for Termination	What will the participant receive?
Involuntary Termination without Cause – no Corebridge CIC	Delivery of shares corresponding to the earned amount of PSUs based on actual performance against the PSU goals on the date the applicable award would otherwise have been delivered if employment had continued
Retirement	Delivery of shares corresponding to the earned amount of PSUs based on actual performance against the PSU goals on the date the applicable award would otherwise have been delivered if employment had continued
Disability	Delivery of shares corresponding to the earned amount of PSUs based on actual performance against the PSU goals on the date the applicable award would otherwise have been delivered if employment had continued
Death
Prior to Adjudication of Performance
Immediate delivery of shares corresponding to the target amount of PSUs initially granted
Following Adjudication of Performance
Immediate delivery of shares corresponding to the earned amount of PSUs based on actual performance against the PSU goals on the date the applicable award would otherwise have been delivered if employment had continued

Involuntary Termination without Cause or resignation for Good Reason within 24 months of a Corebridge CIC
During Performance Period
Immediate delivery of shares corresponding to the target amount of PSUs initially granted, unless the Compensation and Management Development Committee determines to use performance through the date of the Corebridge CIC
Following Performance Period
Immediate delivery of shares corresponding to the earned amount of PSUs based on actual performance against the PSU goals on the date the applicable award would otherwise have been delivered if employment had continued

Corebridge Financial Inc. | Form 10-K/A 54

ITEM 11 | Executive Compensation
For purposes of the Corebridge PSUs:
•Corebridge CIC and Cause are generally defined the same as for the ESP above.
•Good Reason and Retirement are generally defined the same as for the Corebridge RSUs above.
Corebridge Options
All outstanding unvested Corebridge Options will vest in connection with the termination scenarios listed in the table below and will be forfeited in the case of termination for any other reason.

Reason for Termination	For how long can the vested Corebridge Options be exercised?
Involuntary Termination without Cause – no Corebridge CIC	For three years from date of termination (or until expiration date if earlier)
Retirement	For the remainder of the term of the options
Disability	For three years from date of disability (or until expiration date if earlier)
Death	For three years from date of death (or until expiration date if earlier)
Involuntary Termination without Cause or resignation for Good Reason within 24 months of a Corebridge CIC	For the remainder of the term of the options
For purposes of the Corebridge Options:
•CIC and Cause are generally defined the same as Cause and Corebridge CIC for the ESP above.
•Good Reason and Retirement are generally defined the same as for the Corebridge RSUs above.
All LTI Awards
In the case of Retirement, involuntary termination without Cause or resignation for Good Reason within 24 months of a Corebridge CIC (as applicable), participants must execute a release containing restrictive covenants as a condition to vesting of stock options and delivery of shares pursuant to Corebridge RSUs or Corebridge PSUs.
Corebridge Financial Inc. | Form 10-K/A 55

ITEM 11 | Executive Compensation
Termination Payments Table
The following table sets forth the compensation and benefits that would have been provided to our NEOs if they had been terminated on December 31, 2025. The amounts shown below are not necessarily indicative of what we will pay under similar circumstances because a wide variety of factors can affect payment amounts, which can be determined with certainty only when an actual change in control or termination event occurs. In the event of an involuntary termination for Cause or a voluntary termination other than by retirement, no benefits would have been provided. In all cases included in the table, the NEOs would have been entitled to the benefits described in the 2025 Pension Benefits Table above.

Name	2025 STI Award ($)(1)	Severance ($)	Medical and Life Insurance ($)(2)	Unvested Options ($)(3)	Unvested Stock Awards ($)(4)	Total ($)
Marc Costantini
Involuntary Termination w/o “Cause”	—	5,250,000	40,000	132,242	7,792,076	12,714,318
By Executive w/ “Good Reason”	—	5,250,000	40,000	—	—	4,790,000
Qualifying Change in Control(5)	—	7,000,000	40,000	132,242	7,792,076	14,964,318
Death	—	—	—	132,242	7,792,076	7,924,318
Disability	—	—	—	132,242	7,792,076	7,924,318
Retirement	—	—	—	—	—	—
Elias Habayeb(6)
Involuntary Termination w/o “Cause”	1,586,000	2,286,667	40,000	519,666	5,284,579	9,716,912
By Executive w/ “Good Reason”	1,586,000	2,286,667	40,000	—	—	3,912,667
Qualifying Change in Control(5)	1,586,000	3,430,000	40,000	519,666	5,284,579	10,860,245
Death	1,300,000	—	—	519,666	5,284,579	7,104,245
Disability	1,586,000	—	—	519,666	5,284,579	7,390,245
Retirement	—	—	—	—	—	—
Lisa Longino
Involuntary Termination w/o “Cause”	1,512,800	2,370,000	40,000	234,434	3,736,089	7,893,323
By Executive w/ “Good Reason”	1,512,800	2,370,000	40,000	—	—	3,922,800
Qualifying Change in Control(5)	1,512,800	3,555,000	40,000	234,434	3,736,089	9,078,323
Death	1,240,000	—	—	234,434	3,736,089	5,210,523
Disability	1,512,800	—	—	234,434	3,736,089	5,483,323
Retirement	—	—	—	—	—	—
Jonathan Novak
Involuntary Termination w/o “Cause”	1,220,000	1,620,833	40,000	275,119	2,071,543	5,227,495
By Executive w/ “Good Reason”	1,220,000	1,620,833	40,000	—	—	2,880,833
Qualifying Change in Control(5)	1,220,000	2,512,500	40,000	275,119	2,071,543	6,119,162
Death	1,000,000	—	—	275,119	2,071,543	3,346,662
Disability	1,220,000	—	—	275,119	2,071,543	3,566,662
Retirement	—	—	—	—	—	—
Polly Klane
Involuntary Termination w/o “Cause”	1,098,000	1,500,000	40,000	—	2,636,680	5,274,680
By Executive w/ “Good Reason”	1,098,000	1,500,000	40,000	—	—	2,638,000
Qualifying Change in Control(5)	1,098,000	2,250,000	40,000	—	2,636,680	6,024,680
Death	900,000	—	—	—	2,636,680	3,536,680
Disability	1,098,000	—	—	—	2,636,680	3,734,680
Retirement	—	—	—	—	—	—
Kevin T. Hogan
Involuntary Termination w/o “Cause”(7)	3,202,500	5,926,250	70,000	1,351,571	12,325,283	22,845,604
Death	2,625,000	—	—	1,351,571	10,539,488	14,516,059
Disability	3,202,500	—	—	1,351,571	12,325,283	16,879,354
Corebridge Financial Inc. | Form 10-K/A 56

ITEM 11 | Executive Compensation
(1)In the case of death, an NEO’s STI award is based on the NEOs target amount and paid as soon as administratively possible after the date of death (but in no event later than March 15th of the following year). Mr. Costantini was appointed as President and Chief Executive Officer effective December 1, 2025 and therefore did not participate in the Company’s 2025 STI program in 2025.
(2)This column reflects a lump sum payment of $40,000 that can be used to pay for continued healthcare and life insurance coverage following a qualifying termination. The amounts do not include medical and life insurance benefits upon permanent disability or death to the extent that they are generally available to all salaried employees.
(3)The amounts in this column represent the total market value of unvested Corebridge Options as of December 31, 2025 for which vesting would be accelerated, based on the difference between the exercise price of the Corebridge Options and the closing sale price of shares of Common Stock on the NYSE of $30.17 on December 31, 2025.
(4)The amounts in this column include the total market value (based on the Corebridge closing sale price on the NYSE of $30.17 on December 31, 2025) of shares of Common Stock underlying unvested Corebridge RSU and Corebridge PSU awards as of December 31, 2025. For the 2023 AIG PSU awards, actual earned AIG PSUs are reflected except in the case of death in which target PSUs are reflected. For the 2025 Corebridge PSUs, target PSUs are reflected. Amounts also reflect all accrued cash dividend equivalents associated with Corebridge RSU and Corebridge PSU awards.
(5)The “Qualifying Change in Control Termination” assumes that the NEO is entitled to change in control benefits under the ESP and the terms of the NEO’s equity awards. For the 2025 Corebridge PSUs, target PSUs are reflected.
(6)Mr. Habayeb resigned from the Company effective April 24, 2026 and did not receive any severance benefits in connection with his departure. In addition, all of Mr. Habayeb's Corebridge equity awards were forfeited for no consideration.
(7)While Mr. Hogan cannot be terminated without cause prior to end of his six-month advisory period, upon termination of his employment at the end of the advisory period, he will receive the cash severance pay and termination benefits that would be due on a termination without cause.
CEO Pay Ratio
The 2025 annual total compensation of the median employee identified by Corebridge (as described below) was $154,291, and Mr. Costantini’s annualized 2025 total compensation for his role as Corebridge’s President and Chief Executive Officer during 2025 was $19,551,912. This amount equals Mr. Costantini’s compensation as reported in the Summary Compensation Table plus an additional amount that reflects the annualizing of his base salary and nonequity incentive plan compensation for 2025 consistent with the applicable SEC guidance. Accordingly, Corebridge’s estimated 2025 pay ratio was 1 to 127.
We note that a substantial portion of Mr. Costantini’s total compensation for 2025 was a one-time cash bonus of $5,500,000 and a one-time LTI award with a grant date fair value of $10,000,000, which he received in accordance with his employment agreement. Excluding the two sign-on awards, which were granted in recognition of Mr. Costantini’s forfeiture of 2025 short-term and long-term incentive awards from his prior employer, the ratio would have been 1 to 76.
As permitted by SEC rules, to identify the median employee, Corebridge used its active employee population (including both full-time and part-time employees) as of December 31, 2025 and used 2024 annual total compensation for that population comprising (1) annual base salary, (2) overtime payments, (3) target STI and LTI awards, in each case using 2025 targets for employees hired during 2024 who were not eligible for 2024 awards and (4) sales incentives. For employees hired in 2025 (who therefore did not have 2024 compensation), Corebridge used 2025 annual total compensation comprising (1) annual base salary, (2) overtime payments, (3) 2025 or 2026 target STI and LTI awards and (4) an estimate of annual sales incentives based on a calculation of median 2024 sales incentives.
As required by SEC rules, after identifying our median employee (who is located in the U.S.), we calculated 2025 annual total compensation for both our median employee and Mr. Costantini using the same methodology that we use to determine our NEOs’ annual total compensation for the Summary Compensation Table.
Corebridge Financial Inc. | Form 10-K/A 57

ITEM 11 | Executive Compensation
SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratios reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. In addition, the median employee’s annual total compensation is unique to that individual and therefore is not an indicator of the annual total compensation of any other individual or group of employees.
Director Compensation
Non-Employee Director Compensation Highlights
•Board Chair and certain Committee chairs receive additional fees to differentiate individual pay based on workload.
•The overall compensation mix emphasizes equity.
•Annual equity grants have a fixed value and vest immediately, but are not settled until the director’s termination of service from the Board.
•Directors do not receive performance-based equity awards.
•Directors are subject to robust stock ownership guidelines to support stockholder alignment.
•No perquisites for non-employee directors.
•No additional fees for Committee service except for Committee chairs.
In 2025, we used a combination of cash and deferred stock units (“DSUs”) to retain and attract qualified candidates to serve as non-employee directors. In setting non-employee director compensation, the Board considers the significant amount of time that members of our Board spend in fulfilling their duties to Corebridge, as well as the degree of skills and expertise needed to perform their duties.
2025 Non-Employee Director Compensation Program
The following table provides information regarding the compensation of our non-employee directors in 2025.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Christina Banthin	—	—	—	—
Edward Bousa	120,000	165,000	5,000	290,000
Adam Burk	—	—	—	—
Alan Colberg	326,250	165,000	—	491,250
Gilles Dellaert	—	—	—	—
Rose Marie Glazer	—	—	—	—
Keith Gubbay	86,000	165,000	—	251,000
Minoru Kimura	—	—	—	—
Deborah Leone	145,000	165,000	—	310,000
Christopher Lynch	155,000	165,000	—	320,000
Colin J. Parris	86,000	165,000	—	251,000
Amy Schioldager	135,347	165,000	—	300,347
Tomohiro Yao	—	—	—	—
Corebridge Financial Inc. | Form 10-K/A 58

ITEM 11 | Executive Compensation
(1)Only independent directors are entitled to compensation for their service as a director. While Mr. Kimura and Mr. Yao are independent, neither is entitled to compensation pursuant to the Nippon Stockholder’s Agreement because each is an employee of Nippon.
(2)The amounts reported in this column represent the aggregate grant date fair value of 5,007 DSUs granted in 2025 in accordance with Financial Accounting Standards Board (“FASB’’) Accounting Standards Codification (“ASC”) Topic 718. The assumptions made in calculating these amounts can be found in Note 20 of the consolidated financial statements in the 2025 Form 10-K. The grant date fair value is the number of shares granted multiplied by the NYSE closing price of a share on the grant date. As of December 31, 2025, the directors had no outstanding unvested awards.
(3)This amount reflects charitable contributions disbursed during 2025 under Corebridge’s Matching Grants Program.
2025 Cash Retainers
•Annual Cash Retainer – $120,000 annual cash retainer paid quarterly in arrears for non-employee directors.
•Additional Cash Retainers – The following additional annual cash retainers are paid quarterly in arrears to non-employee directors in recognition of the additional time and effort required for service in the following roles:
–Chair of the Board – $200,000
–Audit Committee Chair – $35,000
–Nominating and Corporate Governance Committee Chair – $25,000
–Compensation and Management Development Committee Chair – $25,000
–Risk Committee Chair – $25,000
•For any non-employee director appointed during a quarter, annual cash retainers and any additional cash retainer for services as Chair of the Board or Chair of one of the above Committees will be prorated by multiplying such amount by a fraction, the numerator of which is the number of days of service that the non-employee director provided in such quarter, and the denominator of which is the total number of days in such quarter.
2025 Equity Retainer
•$165,000 annual equity retainer granted at the time of the annual meeting of stockholders in DSUs.
•For any non-employee director elected prior to the annual meeting of stockholders, an equity retainer granted at the time of election in DSUs, prorated based on an annual amount of $165,000 and the period between the director’s election or appointment to the Board and the next annual meeting of stockholders.
•Each DSU constitutes an unfunded and unsecured promise of Corebridge to deliver one share of Common Stock to the director. Directors are immediately vested in their DSUs upon grant.
•DSUs will be settled within 90 days after the later of (i) the last trading day of the month in which the director’s service on the Board terminates and (ii) the last trading day of the month in which the first anniversary of the date of the director’s commencement of service occurs.
•DSUs accrue dividend equivalents that are paid at the same time as the shares of Common Stock underlying the DSUs. A dividend equivalent is an unfunded and unsecured promise of Corebridge to pay cash to the director in an amount equal to the dividends the director would have received if the DSUs had been actual shares.
Corebridge Financial Inc. | Form 10-K/A 59

ITEM 11 | Executive Compensation
Matching Grants Program
Non-employee directors may participate in the Corebridge Matching Grants Program. Under this program, the Company will match donations to eligible charitable organizations of $25 or more on a 1:1 basis, up to $10,000 per director per year.
Director Stock Ownership Guidelines
Our non-employee directors are required to hold five times the value of their annual cash retainer (for 2025, equal to $600,000) in our Common Stock (including DSUs), which can be satisfied over time through retention of DSUs received as compensation.
Fiscal 2026 Changes to Director Compensation Program
In March 2026, changes to the compensation program for the Company’s non-employee directors were recommended by the Nominating and Corporate Governance Committee and approved by the Board. These changes were recommended by the Compensation and Management Development Committee’s independent compensation consultant based on benchmarking of the Company’s non-employee director compensation program compared to peer data. The changes are intended to align director compensation with the competitive market and best practices.
The approved changes are as follows:
•The annual equity retainer was increased from $165,000 to $190,000; and
•An additional $10,000 annual cash retainer was added for service on the Audit Committee.
Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
The Compensation and Management Development Committee has adopted an Equity Grant Policy specifying, among other things, the timing of equity grants to Section 16 Officers, including option grants, made by the Compensation and Management Development Committee.
Pursuant to the policy, annual grants of equity awards to Section 16 Officers are approved by the Compensation and Management Development Committee at a pre-scheduled meeting in the first quarter of the fiscal year, and the effective grant date of such awards will be the meeting date unless the meeting date falls within a blackout period as described in our Insider Trading Policy, in which case the Compensation and Management Development Committee may approve, at its discretion, an effective grant date outside of the blackout period. The effective grant date of all other equity awards granted to Section 16 Officers, including new-hire, promotional, make whole or special recognition equity grants will be the approval date unless the approval date falls within a blackout period, in which case the Compensation and Management Development Committee may approve, at its discretion, an effective grant date outside of the blackout period.
Further, pursuant to the policy, grants of option-like awards (i.e., stock options, stock appreciation rights, and other option-like instruments) to Section 16 Officers will not occur in the period starting four business days before or ending one business day after the filing of a Form 10-K/10-Q or the filing or furnishing of a Form 8-K containing material nonpublic information, including earnings information, but excluding a Form 8-K that discloses only the grant of a material new option-like award.
In 2025, there were no grants of stock options to any NEOs during the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed material nonpublic information.

Corebridge Financial Inc. | Form 10-K/A 60

ITEM 11 | Executive Compensation
Use of Non-GAAP Financial Measures
Throughout this Amendment, we present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. Some of the measurements we use are “non-GAAP financial measures” under SEC rules and regulations. We believe presentation of these non-GAAP financial measures allows for a deeper understanding of the profitability drivers of our business, results of operations, financial condition and liquidity. These measures should be considered supplementary to our results of operations and financial condition that are presented in accordance with GAAP and should not be viewed as a substitute for GAAP measures. The non-GAAP financial measures we present may not be comparable to similarly named measures reported by other companies.
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
Market Risk Benefit Adjustments:
Certain of our variable annuity, fixed annuity and fixed index annuity contracts contain guaranteed minimum withdrawal benefits ("GMWBs") and/or guaranteed minimum death benefits ("GMDBs") which are accounted for as market risk benefits ("MRBs"). Changes in the fair value of these MRBs (excluding changes related to our own credit risk), including certain rider fees attributed to the MRBs are excluded from APTOI. MRBs related to the variable annuity business subject to the reinsurance agreements with CSLR are reported in the “Businesses exited through reinsurance” line item.
Corebridge Financial Inc. | Form 10-K/A 61

ITEM 11 | Executive Compensation
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
Adjusted after-tax operating income available to common shareholders (“Adjusted After-tax Operating Income” or “AATOI”) is derived by excluding the tax effected APTOI adjustments described above and preferred stock dividends, as well as the following tax items from net income attributable to us:
•reclassifications of disproportionate tax effects from accumulated other comprehensive income (loss) ("AOCI"), changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and
•deferred income tax valuation allowance releases and charges.
Corebridge Financial Inc. | Form 10-K/A 62

ITEM 11 | Executive Compensation
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) available to Corebridge common shareholders to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) available to Corebridge common shareholders:

Year Ended December 31,	2025
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$(541)	$(151)	$—	$(390)
Noncontrolling interests	—	—	24	24
Less: Preferred stock dividends	—	—	—	—
Pre-tax income (loss)/net income (loss) available to Corebridge common shareholders	(541)	(151)	24	(366)
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(1,332)	(285)	—	(1,047)
Net realized losses on Fortitude Re funds withheld assets	100	21	—	79
Net realized losses on Fortitude Re funds withheld embedded derivative	1,673	358	—	1,315
Subtotal Fortitude Re related items	441	94	—	347
Other reconciling items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	80	—	(80)
Deferred income tax valuation allowance (releases) charges	—	(84)	—	84
Changes in fair value of market risk benefits, net	580	122	—	458
Changes in benefit reserves related to net realized gains (losses)	24	5	—	19
Net realized losses*	2,476	520	—	1,956
Non-operating litigation reserves and settlements	—	—	—	—
Separation costs	—	—	—	—
Restructuring and other costs	381	80	—	301
Non-recurring costs related to regulatory or accounting changes	2	—	—	2
Net (gain) on divestiture	—	—	—	—
Pension expense - non operating	—	—	—	—
Businesses exited through reinsurance	(421)	(88)	—	(333)
Noncontrolling interests	24	—	(24)	—
Subtotal Other non-Fortitude Re reconciling items	3,066	635	(24)	2,407
Total adjustments	3,507	729	(24)	2,754
Adjusted pre-tax operating income/Adjusted after-tax operating income available to Corebridge common shareholders	$2,966	$578	$—	$2,388
* Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Additionally, gains (losses) related to the disposition of real estate investments are also excluded from this adjustment.
The following table presents a reconciliation of the GAAP tax rate to the adjusted tax rate:

Year Ended December 31, 2025	GAAP			Non-GAAP Adjustments		Adjusted
	Pre-tax			Pre-tax
(in millions)	Income	Tax	Rate	Adjustments	Tax	APTOI	Tax	Rate

U.S. federal income tax at statutory rate	$(541)	$(114)	21.0%	$3,507	$737	$2,966	$623	21.0%
Rate Adjustments
Reclassifications from accumulated other comprehensive income		(29)	5.4		29		—	0.0
Noncontrolling Interest		5	(0.9)		(5)		—	0.0
Dividends received deduction		(43)	7.9		—		(43)	(1.4)
State and local income taxes		(9)	1.7		28		19	0.6
Adjustments to prior year tax returns		(37)	6.8		28		(9)	(0.3)
Share based compensation payments excess tax deduction		(2)	0.4		—		(2)	(0.1)
Valuation allowance		88	(16.3)		(88)		—	0.0
Other		(10)	1.9		—		(10)	(0.3)
Amount Attributable to Corebridge	$(541)	$(151)	27.9%	$3,507	$729	$2,966	$578	19.5%
Corebridge Financial Inc. | Form 10-K/A 63

ITEM 11 | Executive Compensation
Adjusted Return on Average Equity Available to Common Shareholders (“Adjusted ROAE”) is derived by dividing AATOI by average Adjusted Book Value available to Common Shareholders and is used by management to evaluate our recurring profitability and evaluate trends in our business. We believe this measure is useful to investors as it eliminates the asymmetrical impact resulting from changes in fair value of our available-for-sale securities portfolio for which there is largely no offsetting impact for certain related insurance liabilities that are not recorded at fair value with changes in fair value recorded through other comprehensive income (“OCI”). It also eliminates asymmetrical impacts where our own credit non-performance risk is recorded through OCI. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re’s funds withheld assets since these fair value movements are economically transferred to Fortitude Re.
The following table presents the reconciliation of Adjusted ROAE available to common shareholder’s:

Year Ended December 31,	2025
(in millions, unless otherwise noted)
Actual or annualized net income (loss) available to Corebridge common shareholders (a)	$(366)
Actual or annualized adjusted after-tax operating income available to Corebridge common shareholders (b)	2,388
Average Corebridge shareholders’ equity	12,497
Less: Average preferred stock	99
Total Average equity available to Corebridge common shareholders	12,398
Less: Average AOCI	(10,969)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,533)
Average Adjusted Book Value available to Corebridge Common Shareholders (d)	$20,834
Return on Average Equity available to Corebridge common shareholders (a/c)	(2.9)%
Adjusted ROAE available to Corebridge common shareholders (b/d)	11.5%
Operating Earnings per Common Share (“Operating EPS”) is derived by dividing AATOI by weighted average diluted shares.

Year Ended December 31,	2025
(in millions, except share data)
Operating Basis
Adjusted after-tax operating income available to Corebridge common shareholders	$2,388
Weighted average common shares outstanding - diluted	540.7
Operating earnings per common share	$4.42
NON-GAAP EXECUTIVE COMPENSATION MEASURES
The following measures are used for purposes of our executive compensation program.
Free Cash Flow represents the net annual insurance company distributions to Corebridge Parent less Corebridge Parent GOE and interest expense on the financial debt; normalized for the net impact of dividends and distributable earnings resulting from the reinsurance transaction with Venerable.
Normalized Operating EPS represents Operating EPS normalized for the annual actuarial assumptions update, litigation matters, and the impact of material business transactions. Material business transactions include the reinsurance transaction with Venerable. The measure is also adjusted for the impact of macroeconomic and market factors such as variances to expected return on alternative investments and expected fair value changes on fixed maturity securities.
Normalized General Operating Expense (“Normalized GOE”) represents GOE on an APTOI basis less certain one-time non-recurring items and the impact of material business transactions, which includes the reinsurance transaction with Venerable.
Normalized Adjusted Return on Average Equity (‘‘Normalized ROAE’’) is derived by dividing AATOI by average Adjusted Book Value. AATOI and average Adjusted Book Value are normalized for the annual actuarial assumptions update, litigation matters, and the impact of material business transactions. Material business transactions include the reinsurance transaction with Venerable. The measure is also adjusted for the impact of macroeconomic and market factors such as variances to expected return on alternative investments and expected fair value changes on fixed maturity securities, foreign exchange gains (losses), embedded derivative gains (losses), and changes in fair value for market risk benefits
Corebridge Financial Inc. | Form 10-K/A 64

ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2025, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see Note 20 of the consolidated financial statements in the Original Filing.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	7,462,361(2)	$27.10(3)	19,634,419
Equity compensation plans not approved by security holders	—	—	—
Total	7,462,361	$27.10	19,634,419
(1) Represents the 2022 Corebridge Omnibus Incentive Plan.
(2) Includes 4,178,645 Corebridge RSUs, 500,090 Corebridge PSUs (assuming achievement of target performance), 2,660,835 Corebridge Options and 122,791 DSUs, each outstanding under the 2022 Corebridge Omnibus Incentive Plan as of December 31, 2025. The actual number of shares issued with respect to Corebridge PSUs will be based on actual performance levels achieved, up to a maximum of 200% of the PSUs granted.
(3) The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of Corebridge RSUs, Corebridge PSUs or DSUs, which have no exercise price.
Security Ownership of 5% Beneficial Owners, Directors, Executive Officers and NEOs
The following tables set forth information as of April 1, 2026, except as otherwise indicated, with respect to the ownership of Common Stock by each person known to own beneficially more than five percent of Common Stock and our directors, executive officers and NEOs.
The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under these regulations, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. The beneficial owners listed below have sole voting and investment power with respect to shares beneficially owned, except as to the interests of spouses or as otherwise indicated.
Percentage computations are based on 456,727,266 shares of Common Stock outstanding as of April 1, 2026. The address for each of the Corebridge directors and executive officers is c/o Corebridge Financial, Inc., 2919 Allen Parkway L4-01, Woodson Tower, Houston, Texas 77019.
Corebridge Financial Inc. | Form 10-K/A 65

ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of Common Stock by 5% Beneficial Owners

Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Class
Nippon(1)	121,992,454	26.71%
Argon(2)	61,962,123	13.57%
Pzena Investment Management LLC(3)	27,340,251	5.99%
The Vanguard Group(4)	27,143,048	5.94%
AIG(5)	25,457,020	5.57%
(1)Based solely on information contained in a Schedule 13D/A filed by Nippon Life Insurance Company with the SEC on April 9, 2026. Nippon Life Insurance Company reported that, as of April 8, 2026, it had sole voting power over 121,992,454 shares of Common Stock and sole dispositive power over 121,992,454 shares of Common Stock. The principal business address of Nippon Life Insurance Company is 3-5-12, Imabashi, Chuo-ku, Osaka, M0, 541-8501, Japan.
(2)Based solely on information contained in a Schedule 13G/A filed by Argon Holdco LLC with the SEC on February 9, 2024. Argon Holdco LLC reported that, as of December 31, 2023, it had sole voting power over 61,962,123 shares of Common Stock and sole dispositive power over 61,962,123 shares of Common Stock. The sole member of Argon Holdco LLC is Blackstone Holdings II L.P. The general partner of Blackstone Holdings II L.P. is Blackstone Holdings I/II GP L.L.C. The sole member of Blackstone Holdings I/II GP L.L.C. is Blackstone Inc. The sole holder of the Series II preferred stock of Blackstone Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such entities and Mr. Schwarzman may be deemed to beneficially own the shares of Common Stock beneficially owned by Argon Holdco LLC, and each of such entities and Mr. Schwarzman expressly disclaims beneficial ownership of such shares. The principal business address of Argon Holdco LLC is c/o Blackstone Inc., 345 Park Ave., New York, New York 10154.
(3)Based solely on information contained in a Schedule 13G filed by Pzena Investment Management LLC with the SEC on April 17, 2026. Pzena Investment Management LLC reported that, as of March 31, 2026, it had sole voting power over 22,857,809 shares of Common Stock and sole dispositive power over 27,340,251 shares of Common Stock. The principal business address of Pzena Investment Management LLC is 320 Park Avenue, 8th floor, New York, NY 10022.

(4)Based solely on information contained in a Schedule 13G filed by The Vanguard Group with the SEC on January 30, 2026. The Vanguard Group reported that, as of December 31, 2025, it had shared voting power over 2,030,574 shares of Common Stock and shared dispositive power over 27,143,048 shares of Common Stock. According to the most recent Schedule 13G/A filed by The Vanguard Group with the SEC on March 26, 2026, The Vanguard Group owns 0.0% of our Common Stock as of March 13, 2026, following an internal reorganization pursuant to which The Vanguard Group's beneficial ownership has been disaggregated.The principal business address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.
(5)Based solely on information contained in a Schedule 13G/A and a Form 4 filed by AIG with the SEC on February 12, 2026. In the Schedule 13G/A, AIG reported that, as of December 31, 2025, it had sole voting power over 50,111,853 shares of Common Stock and sole dispositive power over 50,111,853 shares of Common Stock. In the Form 4, AIG reported that on February 12, 2026, AIG disposed of 24,654,833 shares of Common Stock and owned 25,457,020 shares of Common Stock following the reported transaction. AIG’s address is c/o American International Group, Inc., 1271 Avenue of the Americas, New York, New York 10020.
Ownership of Common Stock by Directors, Executive Officers and NEOs

Directors, Executive Officers and NEOs	Number of Shares Owned(1)	Percent of Class
Edward Bousa	10,299	*
Alan Colberg	58,409	*
Marc Costantini	—
Gilles Dellaert	—	*
Keith Gubbay	7,341	*
Elias Habayeb	324,203	*
Kevin Hogan	674,360	*
Hirotaka Inoue	—	*
Polly N. Klane	29,531
Corebridge Financial Inc. | Form 10-K/A 66

ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors, Executive Officers and NEOs	Number of Shares Owned(1)	Percent of Class
Deborah Leone	12,583	*
Lisa Longino	117,927	*
Christopher Lynch	28,409	*
Jonathan Novak	201,588	*
Colin J. Parris	7,341	*
Amy Schioldager	28,409	*
Tomohiro Yao	—	*
All current directors and executive officers as a group (24 persons)	1,671,927	*
* Represents less than 1%.
(1)Number of shares shown includes (i) shares of Common Stock subject to options which may be exercised within 60 days of the date of determination (April 1, 2026) as follows: for Mr. Habayeb, 151,455 shares; for Ms. Longino, 63,722 shares; for Mr. Novak, 83,917 shares; for Ms. Klane, 14,602 shares; for Mr. Hogan, who ceased serving as President and Chief Executive Officer on December 1, 2025, 466,256 shares; and for all of our current directors and executive officers as a group, 712,329 shares; (ii) for Mr. Hogan, 11,704 shares of Common Stock subject to Corebridge RSUs that vest within 60 days of the date of determination (April 1, 2026); and (iii) fully vested DSUs, with delivery of the underlying shares of Common Stock deferred until the director ceases to be a Board member, as follows: for Mr. Bousa, 10,299 DSUs, for Mr. Colberg, 28,409 DSUs; for Mr. Gubbay, 7,341 DSUs; for Ms. Leone, 12,583 DSUs; for Mr. Lynch, 28,409 DSUs; for Dr. Parris, 7,341 DSUs; and for Ms. Schioldager, 28,409 DSUs.
Corebridge Financial Inc. | Form 10-K/A 67

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Related Party Transactions
Our Board has approved the Corebridge Related Party Transactions Approval Policy (the “Related Party Transaction Policy”), which sets forth policies and procedures with respect to the review and approval of certain transactions between us and a “Related Person,” or a “Related Party Transaction,” under Item 404 of Regulation S-K promulgated by the SEC. Pursuant to the terms of the Related Party Transaction Policy, our Board, acting through our Audit Committee, will review and decide whether to approve or ratify any Related Party Transaction. Any Related Party Transaction is required to be promptly reported to our Corporate Secretary, who will then determine with management and outside counsel whether it should be submitted to our Audit Committee for consideration. The disinterested members of the Audit Committee (or a majority of disinterested directors of the Board if only one member of the Audit Committee is disinterested) must decide whether to approve any Related Party Transaction.
Relationship and Transactions with AIG
AIG no longer holds a majority of our outstanding Common Stock. However, AIG continues to have contractual rights, including pursuant to the agreements described below.
Separation Agreement
The Separation Agreement governs the relationship between AIG and us following the IPO, including matters related to the allocation of assets and liabilities to us and to AIG, indemnification obligations of us and AIG, our corporate governance, including the composition of our Board and its Committees, Board nomination rights, information rights, participation rights with respect to equity issuances by us and consent rights of AIG with respect to certain business activities that we may undertake. The summary of the Separation Agreement below describes only the provisions thereof that are applicable based on AIG’s current ownership of our Common Stock.
On May 16, 2024, in connection with the execution of the Nippon Stock Purchase Agreement, the Company entered into the Separation Agreement Amendment, pursuant to which Corebridge and AIG agreed to certain changes with respect to AIG’s Board designation rights and AIG’s right to consent over certain actions by the Company, as set forth in the Separation Agreement. Additionally, on June 9, 2024, AIG waived its right under the Separation Agreement to include a majority of the director candidates on each slate of candidates recommended by our Board.
On March 23, 2026, AIG waived its right under the Separation Agreement and the Separation Agreement Amendment to designate any members of the Board.
AIG Rights with Respect to Our Board
The Separation Agreement entitles AIG to have our Board include in the candidates it designates for election at our annual meetings of stockholders a specified number of directors designated by AIG based on its beneficial ownership of our Common Stock. Until AIG ceases to beneficially own at least 5% of our outstanding Common Stock, AIG is entitled to designate a number of the total number of directors entitled to serve on the Board proportionate to the percentage of our outstanding Common Stock beneficially owned by AIG, rounded up to the nearest whole number (the “AIG Board Calculation”). If at any time AIG's beneficial ownership of our Common Stock shall decrease to an amount resulting in a reduction in the number of AIG designated directors entitled to be slated on the Board, AIG will cause a number of its designated directors to resign within 60 days of such decrease so that the number of AIG designated directors remaining on the
Corebridge Financial Inc. | Form 10-K/A 68

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
Board is consistent with the AIG Board Calculation. After AIG ceases to beneficially own at least 5% of our outstanding Common Stock, AIG will no longer have any right to designate directors to serve on the Board under the Separation Agreement.
The Separation Agreement also provides that:
•at the option of AIG, the Board will appoint a director designated by AIG to the Audit Committee, who must be an independent director; and
•at any time during which the Board includes a director designated by AIG who is also an independent director, at least one member of the Audit Committee will be a director designated by AIG, so long as the director meets certain standards for membership on the Audit Committee.
Information Rights; Accounting and Financial Disclosure Matters
The Separation Agreement provides, in addition to other information and access rights, that:
•we are required to continue to provide AIG with information and data relating to our business and financial results and access, during usual business hours, to our personnel, data and systems to the extent that such information, data or access is required for AIG to meet its legal, financial or regulatory obligations or requirements (as determined by AIG in its reasonable judgment) and to maintain disclosure controls and procedures and internal control over financial reporting, as further provided therein during certain periods, including for as long as AIG was required to consolidate our financial results with its financial results and, thereafter, until the later of (i) the date when AIG is no longer required to account in its financial statements for its holdings in us under an equity accounting method or to consolidate our financial results with its financial results and (ii) the date on which AIG ceased to beneficially own at least 20% of our outstanding Common Stock; and
•until the date on which AIG is no longer required to account in its financial statements for its holdings in us under an equity accounting method, AIG will have certain access and cooperation rights with respect to the independent public registered accounting firm responsible for the audit of our financial statements and with respect to our internal audit function.
Provisions Relating to Director and Officer Indemnification and Liability Insurance
The Separation Agreement provides that, until at least the day after the last date on which any director, officer, employee or certain designees of AIG (an “AIG Individual”) is a director, officer or employee of us, we must indemnify (including advancement of expenses) each such AIG Individual to the greatest extent permitted under Section 145 of the Delaware General Corporation Law and other applicable laws. Such indemnification must continue as to any AIG Individual who becomes entitled to indemnification notwithstanding any subsequent change in our indemnification policies or, with respect to liabilities existing or arising from events that have occurred on or prior to such date, that such AIG Individual ceases to be a director, officer or employee of us.
Transfer of Assets and Assumption of Liabilities; Releases; Indemnification
The Separation Agreement identifies the assets to be transferred, the liabilities to be assumed and the contracts to be transferred to or retained by each of us and AIG as part of our separation from AIG. The Separation Agreement provides that, among other things, subject to the terms and conditions contained therein, including certain exceptions, assets used primarily in or primarily related to the Corebridge Business (defined as the life and retirement and primarily related investment management businesses, operations and activities conducted by AIG or the Company immediately prior to 12:01 a.m. Eastern Time on September 14, 2022 (the “Separation Time”)) were retained by or transferred to us and certain liabilities were assumed or retained by us.
Corebridge Financial Inc. | Form 10-K/A 69

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
Except as expressly set forth in the Separation Agreement or certain ancillary agreements, neither we nor AIG make any representation or warranty as to:
•the assets, business or liabilities transferred or assumed as part of the separation;
•any approvals or notifications required in connection with the transfers or assumptions;
•the value or freedom from security interests of, or any other matter concerning, any assets; or
•the absence of any defenses or right of setoff or freedom from counterclaim with respect to any claim or other asset.
All assets were transferred on an “as is,” “where is” basis, and the respective transferees bear the economic and legal risks that: (i) any conveyance will prove to be insufficient to vest in the transferee good and marketable title, free and clear of all security interests; (ii) any necessary approvals or notifications are not obtained or made; or (iii) any requirements of laws or judgments are not complied with.
The Separation Agreement provides that in the event that the transfer of certain assets and liabilities to us or AIG, as applicable, did not occur prior to the separation, then until such assets or liabilities are able to be transferred, the applicable party will hold such assets for the use and benefit, or such liabilities for the performance or obligation, of the other party at the other party’s expense.
The Separation Agreement provides that each party will release and discharge the other party from: (i) all liabilities assumed by the party as part of the separation, (ii) all liabilities arising from or in connection with the transactions and other activities to implement the separation and the IPO and (iii) all liabilities arising from or in connection with actions, in inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to the Separation Time to the extent relating to, arising out of or resulting from the party’s business or assets or liabilities allocated to the party as provided above, except as expressly set forth in the Separation Agreement. These releases are subject to certain exceptions, including for any right to enforce the Separation Agreement or certain other agreements between the parties, in each case in accordance with their terms.
In the Separation Agreement, each party agrees, subject to certain exceptions, to indemnify, defend and hold harmless the other party, and each of its directors, officers, employees and agents, from and against:
•all liabilities relating to, arising out of or resulting from any liability allocated to the party as described above;
•any failure of the party to pay, perform or otherwise promptly discharge any such liabilities in accordance with their terms, whether prior to, on or after the Separation Time;
•any breach by the party of the Separation Agreement or certain ancillary agreements;
•any guarantee, indemnification or contribution obligation, surety or other credit support agreement, arrangement, commitment or understanding for the benefit of the party by the other party that survives following the separation; and
•any untrue statement or alleged untrue statement in any public filings made by us with the SEC following the date of the IPO.
The Separation Agreement also establishes procedures with respect to claims subject to indemnification and related matters.
Corebridge Financial Inc. | Form 10-K/A 70

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
Dispute Resolution
The Separation Agreement contains provisions that govern the resolution of disputes or claims arising out of, relating to or in connection with the Separation Agreement. These provisions contemplate that if a dispute or claim cannot be resolved by senior officers of the parties, either party may submit the dispute or claim to non-binding mediation or, at any time before, during or following such non-binding mediation, binding arbitration, subject to the provisions of the Separation Agreement.
Term
The Separation Agreement terminates on the date that is one year following the date on which AIG ceases to beneficially own at least 5% of our outstanding Common Stock, except for certain provisions, including provisions relating to confidentiality, dispute resolution, allocation of assets and liabilities and indemnification.
AIG Registration Rights Agreement
The AIG Registration Rights Agreement provides AIG and permitted transferees certain registration rights relating to shares of our Common Stock beneficially owned by AIG whereby, at any time after the IPO and the expiration of any related lock-up period, AIG and permitted transferees may require us to register under the Securities Act, all or any portion of such shares, a so-called “demand request.” AIG and permitted transferees also have “piggyback” registration rights, such that AIG and permitted transferees may include their respective shares in any future registrations of our equity securities, whether or not that registration relates to a primary offering by us or a secondary offering by or on behalf of any of our stockholders.
The AIG Registration Rights Agreement sets forth customary registration procedures, including an agreement by us to make our management reasonably available to participate in roadshow presentations in connection with any underwritten offerings.
We also agree to indemnify AIG and permitted transferees with respect to liabilities resulting from untrue statements or omissions in any registration statement used in any such registration, other than untrue statements or omissions resulting from information furnished to us for use in a registration statement by AIG or any permitted transferee.
On December 9, 2024, we entered into the Nippon Registration Rights Agreement with Nippon and AIG, whereby AIG assigned its rights and interests in, and delegated its obligations under, the AIG Registration Rights Agreement to Nippon with respect to the Nippon Purchased Stock (as defined below).
Transition Services Agreement
We and AIG have historically provided certain services to the other, shared certain services and relied on certain third-party service providers to provide services pursuant to shared services contracts. We and AIG generally ceased to provide services to one another following the IPO and we have, subject to certain limited exceptions, (i) ceased to rely on the contracts, systems and other resources that we have historically shared with AIG and (ii) replaced those contracts with new contracts between us and third-party service providers, and procured other systems and resources, to the extent necessary. The Transition Services Agreement (i) governs our migration away from most shared services, systems and resources with AIG on an agreed schedule and (ii) provides for the continued provision (directly or through a third-party provider) of certain services between us and AIG. During 2025, only information technology services were completed pursuant to the Transition Services Agreement. On October 1, 2025, the Transition Services Agreement was terminated. The total service expenses incurred by the Company under the Transition Services Agreement reflected in General operating expenses on the Consolidated Statements of Income (Loss) in the Original Filing were $7 million, $43 million and $161 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Corebridge Financial Inc. | Form 10-K/A 71

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
Employee Matters Agreement
On September 14, 2022, we entered into an employee matters agreement with AIG. The employee matters agreement allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters between us and AIG.
The employee matters agreement addresses certain compensation and employee benefit obligations with respect to our current and former employees and generally provides that, unless otherwise specified, each party will be responsible for liabilities associated with the current and former employees of such party and its subsidiaries for purposes of compensation and benefit matters following the IPO.
The employee matters agreement also governs the terms of certain equity-based awards granted by AIG prior to the IPO to our employees.
Tax Matters Agreement
We previously entered into a state and local tax payment allocation agreement (the “SALT PAA”) and the Tax Matters Agreement with AIG. These agreements govern the parties’ respective rights, responsibilities and obligations with respect to taxes, including the allocation of current and historic tax liabilities (whether income or non-income consolidated or stand-alone). The Tax Matters Agreement governs, among other things, procedural matters, such as filing of tax returns, tax elections, control and settlement of tax controversies and entitlement to tax refunds and tax attributes.
Under the Tax Matters Agreement, we and AIG agreed to make payments to each other in respect of historic tax periods and tax periods prior to our deconsolidation from AIG for purposes of the applicable tax, determined in a manner consistent with our pre-existing tax sharing agreements with AIG (including the SALT PAA). Under these arrangements, we generally bear our own taxes determined on a standalone basis. Each party agreed to indemnify the other against any amounts for which such other party is not responsible, such as taxes arising from the breach of any obligations or covenants under the Tax Matters Agreement and any taxes of the other party’s consolidated or affiliated group members arising in taxable periods following our deconsolidation from AIG for purposes of the relevant tax. The Tax Matters Agreement allocates control of tax audits and proceedings between the parties, with AIG generally having the right to control audits and proceedings for pre-deconsolidation tax periods subject to our participation and consent rights, and it generally requires the parties to cooperate with one another in relation to the preparation and filing of tax returns and in connection with tax audits and proceedings.
The Tax Matters Agreement also provides special rules relating to elections to protect our tax attributes from reduction or reallocation pursuant to the “unified loss rule.”
Guarantee Reimbursement Agreement
On September 4, 2022, Corebridge and CRBGLH entered into a guarantee reimbursement agreement with AIG, related to AIG’s guarantee of:
•junior subordinated debentures of CRBGLH, which as of December 31, 2025 consisted of: (i) $54 million of 8.500% junior subordinated debentures due July 2030, (ii) $142 million of 8.125% junior subordinated debentures due March 2046 and (iii) $31 million of 7.570% junior subordinated debentures due December 2045 (the “CRBGLH Junior Subordinated Debt”); and
•certain notes due and bonds payable by CRBGLH with $99 million aggregate principal amount as of December 31, 2025 (together with the CRBGLH Junior Subordinated Debt, the “CRBGLH Debt”).
Corebridge Financial Inc. | Form 10-K/A 72

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
Pursuant to the guarantee reimbursement agreement, Corebridge and CRBGLH agree to (i) pay and reimburse AIG for the full amount of any payment made by or on behalf of AIG pursuant to the indentures governing the CRBGLH Debt and/or the related guarantees by AIG and (ii) pay, indemnify and reimburse AIG and its affiliates, and their respective officers, directors, employees, stockholders, members, attorneys and other advisors, agents and controlling persons for, and hold each indemnitee harmless from and against, any and all other liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements.
Collateral Agreement
On September 4, 2022, Corebridge and CRBGLH entered into a collateral agreement with AIG related to AIG’s guarantee of the CRBGLH Debt (the “Collateral Agreement”). Pursuant to the Collateral Agreement:
•in the event of (i) a ratings downgrade of Corebridge or CRBGLH senior debt below Baa3 (Moody’s)/ BBB- (S&P) or (ii) failure by CRBGLH to pay principal and interest on the CRBGLH Debt and applicable grace periods have lapsed (each, a “Collateralization Trigger Event”), Corebridge and CRBGLH must collateralize with Eligible Collateral (as defined in the Collateral Agreement) an amount equal to the sum of: (i) 100% of the principal amount outstanding under the CRBGLH Debt at any given time, (ii) accrued and unpaid interest, and (iii) 100% of the net present value of scheduled interest payments (the “Trigger Collateral Amount”); and
•if at any time after Corebridge and CRBGLH deposit funds in connection with a Collateralization Trigger Event AIG reasonably determines the fair market value of the collateral is less than the Trigger Collateral Amount, Corebridge and CRBGLH must deposit additional collateral such that the fair market value of the collateral equals at least the Trigger Collateral Amount.
Nippon Stock Purchase Agreement
On May 16, 2024, we entered into the Nippon Stock Purchase Agreement with AIG and Nippon, pursuant to which, on December 9, 2024, AIG sold 121,956,256 shares of Common Stock (the “Nippon Purchased Stock”), representing 21.6% of the issued and outstanding Common Stock at closing, to Nippon for aggregate consideration of approximately $3.8 billion in cash (the “Nippon Transaction”). The Nippon Stock Purchase Agreement provides for, among other things, certain limitations on the transfer of Common Stock by each of AIG and Nippon and an agreement that each of AIG and Nippon will vote in favor of the other’s nominees to the Board.
On February 10, 2026, Nippon agreed to irrevocably waive the transfer restriction in the Nippon Stock Purchase Agreement, pursuant to which AIG was restricted from transferring shares of our Common Stock in any transaction that could result in AIG owning less than 9.9% of our outstanding Common Stock prior to December 9, 2026. The waiver applies to all of AIG's remaining shares of our Common Stock.
Other Transactions
On November 4, 2025, we, AIG, and J.P. Morgan Securities LLC (the “Underwriter”) entered into an underwriting agreement (the “Underwriting Agreement”) pursuant to which AIG agreed to sell to the Underwriter, and the Underwriter agreed to purchase from AIG, 32.6 million shares of our Common Stock, at a price of $31.03 per share. We also agreed and purchased approximately 16.1 million shares of our Common Stock sold to the Underwriter at the same per share price paid by the Underwriter for an aggregate purchase price of approximately $500 million.
On February 12, 2026, we entered into a Share Repurchase Agreement with AIG, pursuant to which we repurchased shares of our Common Stock from AIG on February 17, 2026, at a price of $30.42 per share, for an aggregate purchase price of approximately $750 million.
Corebridge Financial Inc. | Form 10-K/A 73

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
Partnership and Transactions with Blackstone
Blackstone Stockholder’s Agreement
The Blackstone Stockholder’s Agreement governs the relationship among the parties, including matters related to corporate governance, restrictions on the transfer of our Common Stock owned by Blackstone ISG-I Advisors LLC or any affiliates thereof (“Blackstone”), and certain consent and information rights.
On March 11, 2024, we entered into an Amendment and Waiver of Consent and Voting Rights with AIG, Argon, Blackstone and certain affiliates of Argon and Blackstone (the “Amendment and Waiver”) that amended the Blackstone Stockholder’s Agreement such that Argon will have no right to consent to any repurchase of shares of our Common Stock if such repurchase would result in Argon owning, of record, more than 9.9% of our then-outstanding Common Stock, provided that, no such repurchase will be permitted if it would result in Argon owning, of record, more than 14.9% of our then-outstanding Common Stock.
Additionally, Argon, Blackstone and certain of their affiliates waived their right to vote or act by written consent with respect to any shares of our Common Stock owned by them from time to time. The following terms of the Blackstone Stockholder’s Agreement remain in place following the Amendment and Waiver.
Pursuant to the Blackstone Stockholder’s Agreement, until Blackstone no longer owns at least 50% of its initial investment in 9.9% of our outstanding Common Stock (a “Fall-Away Event”), it will have the right to designate for nomination for election one member of our Board, so long as the nominee will not represent more than 9.9% of our entire Board. This designee is entitled to serve on each committee of our Board, subject to applicable stock exchange requirements and federal securities laws and regulations. If our Board consists of fewer than 11 members at any time, Blackstone’s designee will no longer be a member of our Board and will instead become a board observer.
Until a Fall-Away Event, we will not, without the prior written consent of Blackstone:
•amend the organizational documents of Corebridge or any of our material subsidiaries, in either case so as to include provisions that would disproportionately adversely affect Blackstone in any material respect relative to AIG, in each case in their capacities as holders of our Common Stock, after taking into account differences in their respective ownership levels;
•effect a voluntary liquidation, dissolution or winding up of Corebridge;
•other than (x) with respect to documentation relating to our separation from AIG, (y) any modification, amendment, termination of, or entry into any material contract between us and AIG (an “Affiliate Contract”) that is on arm’s-length terms, fair and reasonable to us in all material respects or in the ordinary course of business consistent with historical practice or (z) any modification, amendment or termination of, or entry into, any Affiliate Contracts in connection with our separation from AIG, (A) modify, amend (in any material respect) or terminate (other than as a result of the expiration of the term thereof) any Affiliate Contract, or waive, release or assign any material rights or claims thereunder or (B) enter into any Affiliate Contract, in each of cases (A) and (B) on terms that are adverse in any material respect to Blackstone; provided that the consent of Blackstone shall not be unreasonably withheld, delayed or conditioned; and
•effect a voluntary deregistration or delisting of our Common Stock.
Corebridge Financial Inc. | Form 10-K/A 74

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
The Blackstone Stockholder’s Agreement also provides Blackstone with certain registration rights relating to shares of our Common Stock held by Blackstone whereby, at any time following the first anniversary of the IPO, Blackstone may require us (subject to certain restrictions) to register under the Securities Act, all or any portion of these shares, a so-called “demand request.” Blackstone also has “piggyback” registration rights, such that we will use our reasonable best efforts to include the shares of Common Stock held by Blackstone in any future registrations of our equity securities. The Blackstone Stockholder’s Agreement sets forth customary registration procedures, including an agreement by us to participate in customary road show presentations in connection with any underwritten offerings. We have also agreed to pay all expenses related to any registration other than underwriting discounts and commissions and to indemnify Blackstone with respect to liabilities resulting from untrue statements or omissions in any registration statement used in any such registration, other than untrue statements or omissions resulting from written information furnished to us for use in a registration statement by Blackstone, and liabilities resulting from a violation by us of the Securities Act or state securities laws in connection with an offering covered by such registration. Blackstone’s registration rights under the Blackstone Stockholder’s Agreement will terminate when Blackstone no longer owns at least 75% of its initial investment in 9.9% of our outstanding Common Stock.
Further, the Blackstone Stockholder’s Agreement requires us, until a Fall-Away Event, to provide Blackstone upon reasonable request with information relating to our business and financial results, including with respect to information required for regulatory or compliance purposes.
Under the Blackstone Stockholder’s Agreement, Blackstone may not sell its shares of our Common Stock, subject to certain exceptions, including:
•if the purchaser of such shares is an affiliate of Blackstone and agrees to become bound by the Blackstone Stockholder’s Agreement;
•after the first, second and third anniversary of the closing of the IPO, Blackstone may sell up to 25%, 67% and 75%, respectively, of its initial investment in 9.9% of our outstanding Common Stock;
•after the fifth anniversary of the closing of the IPO, Blackstone may sell any shares of our Common Stock;
•in connection with any share repurchase by us or AIG, to cause Blackstone’s ownership not to exceed 9.9% of our then-outstanding Common Stock;
•in connection with a change of control of our Company that is approved and recommended to our stockholders by our Board; and
•with our consent.
Further, under the Blackstone Stockholder’s Agreement, Blackstone may not, directly or indirectly, acquire any shares of, or rights in relation to, our Common Stock that would cause it to beneficially own more than 9.9% of our outstanding Common Stock before the fifth anniversary of the closing of the IPO, without our prior written approval.
Investment Management Relationships
Pursuant to our Commitment Letter with Blackstone and the SMAs, Blackstone serves as the exclusive external investment manager for portions of certain of our life insurance company subsidiaries’ investment portfolios. In 2021, we transferred management of $50 billion of our existing investment portfolio to Blackstone. We believe that Blackstone's ability to originate attractive and privately sourced, fixed-income oriented assets, complements our strong internal capabilities and expands our hybrid origination model. As of December 31, 2025, Blackstone managed $71.2 billion in book value of assets in our investment portfolio. The amount managed by Blackstone will increase to $92.5 billion by the third quarter of 2027.
Corebridge Financial Inc. | Form 10-K/A 75

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
Blackstone earns an investment management fee of 0.30% per annum on all assets with respect to the initial $50 billion of assets delivered by our insurance company subsidiaries to Blackstone for investment management. That fee will increase to 0.45% per annum with respect to additional assets delivered for investment management by Blackstone, and with respect to the initial $50 billion of assets as such amount is re-invested over time. Such fee does not apply in the case of investments made in funds or structures where Blackstone or one of its affiliates is the sponsor or is otherwise entitled to other fees. To the extent that our insurance company subsidiaries fail to deliver to Blackstone for investment management applicable amounts by the specified quarterly deadlines, we would still owe investment management fees on the full amount of assets expected to be managed by Blackstone.
In furtherance of the arrangements under the Commitment Letter, we rely on Blackstone to provide us with investment management and advisory services pursuant to SMAs. Under each SMA, Blackstone may delegate any or all of its discretionary investment and advisory rights and powers to one or more affiliate investment advisers, in which case the applicable sub-manager and the applicable insurance company subsidiary and/or Blackstone may enter into a sub-manager agreement (the “Sub-Manager Agreement”).
The Commitment Letter provides that each SMA and Sub-Manager Agreement will have an initial term of six years, with two-year automatic extensions unless earlier terminated in accordance with the Commitment Letter, and that our insurance company subsidiaries will not exercise their termination rights under the Sub-Manager Agreements or, so long as any Sub-Manager Agreement to which an insurance company is a party is in effect, any SMA, except as specified in the Commitment Letter. Specifically, at any time, an insurance company subsidiary may terminate an SMA or Sub-Manager Agreement by providing at least 30 days’ advance written notice to Blackstone that we have determined that (a) a cause event has occurred, which includes (i) Blackstone no longer being able to carry on its investment advisory business as a going concern or (ii) Blackstone performing its obligations under any SMA with gross negligence, willful misconduct or reckless disregard of any such obligations, (b) Blackstone having materially breached a material covenant of an SMA and (subject to certain exceptions) such breach remaining uncured for thirty days or (c) a material adverse change occurring at Blackstone such that Blackstone or its sub-managers are unable to manage the applicable asset classes as provided in the applicable SMA due to a complete loss of capability with respect to that asset class, and such event remaining uncured for three months. During the initial six-year term of the SMA arrangements, an insurance company subsidiary may also terminate, with 30 days’ prior written notice, a Sub-Manager Agreement or SMA for breach of Blackstone’s contractual obligation pursuant to the stock purchase agreement between AIG and Blackstone to hold its ownership interest in us for five years following the IPO, subject to certain exceptions. Termination of a Sub-Manager Agreement or SMA generally requires the affirmative approval of at least a majority of the directors of our Board, excluding any Blackstone representative.
Following the initial six-year term, an insurance company subsidiary may terminate a Sub-Manager Agreement to which it is a party for unsatisfactory long-term performance, as measured relative to objective benchmarks agreed between the parties, which underperformance remains uncured for at least one year. Termination for underperformance requires a majority vote of the independent members of our Board.
Notwithstanding our obligations under the Commitment Letter, any of our insurance company subsidiaries may terminate any individual SMA at any time upon 30 days’ advance written notice. Corebridge, but not any of our insurance company subsidiaries, may be required to pay damages for termination in certain circumstances where termination is not expressly permitted by the terms of the Commitment Letter. Our investment expense incurred related to Blackstone’s services was $323 million for the year ended December 31, 2025.
Corebridge Financial Inc. | Form 10-K/A 76

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
Sale of CLO Manager
On February 24, 2023, we completed the sale of 100% of the limited liability company interests of Clover Credit Management, LLC (“CCM”) to Blackstone. The base purchase price for the sale of CCM was approximately $34.8 million, net of the financings described below. Additional consideration in the form of management fee and incentive fee revenue sharing may be payable to us through December 31, 2029.
In connection with the closing of this transaction, we maintained an existing $20 million term loan to CCM secured by notes CCM owns in a CLO it originated. This term loan was paid in full in January 2025. In addition, we provided a second $20 million term loan to CCM secured by notes CCM owns in a CLO it originated. This term loan was paid in full in January 2025.
Purchase of Tax Credits
In connection with an existing SMA, American General Life Insurance Company (“AGL”) and an affiliate of Blackstone entered into an LLC Agreement on November 15, 2023, creating Freshwater RTC Holdings LLC (“Freshwater”). Pursuant to such agreement, as amended and restated on April 5, 2024 and December 16, 2025, the affiliate of Blackstone is the non-member manager and has agreed to diligence and present tax credit purchase opportunities to AGL as the sole member. If AGL approves the purchase of any such credits, a tax credit purchase agreement will be entered into between Freshwater and the seller, and the purchased tax credits distributed to AGL. Freshwater will pay the affiliate of Blackstone a market level arranger fee based on the par value of any tax credits purchased. On December 16, 2025, Freshwater purchased approximately $173 million of tax credits.
Advisory Transactions
On December 30, 2025, funds managed by affiliates of Blackstone acquired AIG’s interests in certain real estate funds and other investments which are managed by the Company. We will receive management and advisory fee income for Investment Services related to these ventures.
Partnership and Transactions with Nippon
Nippon Stock Purchase Agreement
See “Nippon Stock Purchase Agreement” above for details about the Nippon Stock Purchase Agreement.
Nippon Stockholder’s Agreement
The Nippon Stockholder’s Agreement governs the relationship between Nippon and us following the consummation of the Nippon Transaction, including matters relating to Board nomination rights, a standstill restriction on Nippon, information rights and consent rights of Nippon with respect to certain business activities that we may undertake.
Nippon Rights with Respect to Our Board
From and after December 9, 2024, until the date that the share ownership percentage of our Common Stock held by Nippon is less than 5% (the “Sunset Date”), Nippon has the right to designate a number of individuals to serve as directors equal to the product of the total number of directors multiplied by the share ownership percentage of Nippon, with such number of directors rounded down to the nearest whole number (each, a “Nippon Director”). For so long as a Nippon Director is serving as a director on the Board, at least one Nippon Director is entitled to serve on each of the Compensation and Management Development Committee and the Nominating and Corporate Governance Committee. Nippon also has the right to appoint one representative as a board observer, to attend each Board and Committee meeting on which a Nippon Director serves.
Corebridge Financial Inc. | Form 10-K/A 77

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
Pursuant to the Nippon Stockholder’s Agreement, a Nippon Director is only entitled to receive compensation from Corebridge for his or her service as directors on the Board if he or she (i) is not an employee of Nippon or otherwise compensated by Nippon in connection with his or her position as a Nippon Director and (ii) is determined by the Board to be independent under applicable law and the rules and regulations of the New York Stock Exchange.
On March 25, 2026, the Company granted to Nippon the Waiver under the Nippon Stockholders Agreement.
Nippon Consent Rights
The Nippon Stockholder’s Agreement provides that, until the Sunset Date, the prior written consent of Nippon will be required before Corebridge may take or agree to take any of the following actions:
•amend our Certificate of Incorporation, By-laws or any other Corebridge organizational documents, or the charter or other governing documents of any Committee, in any manner that would materially and adversely affect Nippon’s enumerated rights under the Nippon Stockholder’s Agreement or the Nippon Stock Purchase Agreement, provided that any amendments required by applicable law or any governmental authority do not require the prior written consent of Nippon;
•commence any voluntary dissolution, liquidation or winding up of Corebridge, provided that, notwithstanding that Nippon has refused to provide its written consent, if the Board determines in good faith, after consultation with outside counsel, that not commencing voluntary dissolution, liquidation or winding up of the Company would be inconsistent with the Board’s fiduciary duty under applicable law, it may commence voluntary dissolution, liquidation or winding up of the Company;
•commence any voluntary deregistration or delisting of our Common Stock, subject to certain exceptions as provided in the Nippon Stockholder’s Agreement; or
•issue any new Common Stock to any Nippon competitor.
Standstill Provisions
Until the Sunset Date, without the prior written approval of the Board, Nippon may not among other things, and will cause certain of its affiliates not to, directly or indirectly, subject to certain exceptions, commence a tender or exchange offer for Corebridge’s assets, enter into any merger or business combination regarding Corebridge, propose a capitalization, restructuring, liquidation, or dissolution of Corebridge, or acquire assets that would result in Nippon’s share ownership exceeding 30% of our total issued and outstanding Common Stock.
Information and Access Rights
The Nippon Stockholder’s Agreement provides that, in addition to other information and access rights, until the date that the share ownership percentage of our Common Stock held by Nippon is less than 10%, we are required to make the Corebridge books and records available for inspection by Nippon.
Secondment Rights
The Nippon Stockholder’s Agreement provides that until the date that the share ownership percentage of our Common Stock held by Nippon is less than 15%, Nippon has the right to second three employees (each, a “Secondee”) to Corebridge from time to time to non-executive positions or roles at Corebridge, pursuant to a secondment agreement entered into between Nippon and Corebridge; provided that each Secondee and the terms of each secondment are mutually acceptable to Corebridge and Nippon. The Secondees will not have any decision-making authority or voting rights and at least one Secondee will have the right to observe certain meetings of Corebridge and such other meetings mutually agreed by Nippon and Corebridge.
Corebridge Financial Inc. | Form 10-K/A 78

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
Term
The Nippon Stockholder’s Agreement terminates upon the earlier of: (i) the Sunset Date and (ii) the mutual written agreement of Nippon and Corebridge.
Nippon Registration Rights Agreement
In connection with the Nippon Transaction, we entered into the Nippon Registration Rights Agreement with Nippon and AIG, whereby AIG assigned its rights and interests in, and delegated its obligations under, the AIG Registration Rights Agreement to Nippon with respect to the Nippon Purchased Stock. Under the AIG Registration Rights Agreement, Nippon has certain “demand” and “piggyback” registration rights as described in “AIG Registration Rights Agreement” above.
Historical Related Party Transactions
Guarantees
AIG has guaranteed our obligations under various debt instruments and agreements, including:
•AIG provides guarantees with respect to all obligations arising from certain insurance policies issued by us. We paid no fees with respect to these guarantees for the year ended December 31, 2025. For further information with respect to these guarantees, see Note 23 of the consolidated financial statements in the Original Filing.
•AIG provides a full and unconditional guarantee of the CRBGLH Debt. For the year ended December 31, 2025, we paid no fees for the guarantees and no payments were made under these guarantees.
Derivative Agreements
Historically, we have received a suite of capital markets services from AIG, including derivatives execution and support, for which we pay a fee. In addition, in the ordinary course of business, we enter into over-the-counter derivative transactions with AIGM under standard ISDA agreements.
The suite of capital markets services previously provided by AIGM are now provided by our consolidated subsidiary CRBGM. The majority of transactions previously outstanding with AIGM have been legally transferred to CRBGM as of December 31, 2023. As of December 31, 2025, all outstanding derivative positions have matured.
Tax Sharing Agreements
Prior to the IPO, we were included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined or unitary basis. As described above, under the Tax Matters Agreement, we and AIG agreed to make payments to each other in respect of historic tax periods and tax periods prior to our deconsolidation from AIG for purposes of the applicable tax, determined in a manner consistent with our pre-existing tax sharing agreements with AIG.
For the year ended December 31, 2025, there were no payments to (refunds from) AIG in connection with tax sharing agreements . The tax sharing payments may be subject to further adjustment in future periods. Amounts payable to AIG pursuant to the tax sharing agreements were $380 million as of December 31, 2025.
General Operating Services
Pursuant to the provisions of the Transition Services Agreement, AIG provides operational services to us. For further information regarding these services, see Note 23 of the consolidated financial statements in the Original Filing. The total service expenses incurred by us pursuant to these agreements were $7 million for the year ended December 31, 2025.
Corebridge Financial Inc. | Form 10-K/A 79

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
Advisory Transactions
Several of our asset management subsidiaries have served as investment managers or sub-managers, investment advisors or sub-advisors and portfolio managers or sub-managers for various funds pertaining to the asset management subsidiaries of AIG. The amount of fees we receive depends, in part, on the performance of the funds or the returns earned on the accounts which our subsidiaries are advising.
Certain of our investment management subsidiaries provide advisory, management, allocation, structuring, planning, oversight, administration and similar services (collectively, “Investment Services”) with respect to the investment portfolios of related party clients, including both insurance companies and non-insurance company subsidiaries of AIG. For additional information with respect to these Investment Services, see Note 23 of the consolidated financial statements in the Original Filing. Management and advisory fee income for these Investment Services and related services was $6 million for the year ended December 31, 2025.
Compensation Concerning Employees
We participated in certain of AIG’s long-term incentive compensation programs prior to the IPO. Our total share-based compensation expense after tax for these programs was $0 million for the year ended December 31, 2025. For further information regarding these plans, see Note 20 of the consolidated financial statements in the Original Filing.
Revenues and Expenses Associated with AIG Agreements
The table below summarizes our material revenues and expenses in connection with agreements with AIG for the year ended December 31, 2025.

Transaction	Year Ended December 31, 2025 ($ in millions)
General Operating Services	$(7)
Advisory Services	6
Total	$(1)
Other Transactions
From time to time, we engage in ordinary course, arm’s-length transactions with entities or affiliates of entities that are the beneficial owners of more than five percent of our outstanding Common Stock.
Director Independence Assessment
NYSE listing standards require that we have a majority of independent members on our Board and that our Audit Committee, Compensation and Management Development Committee and Nomination and Corporate Governance Committee consist only of independent members. A significant majority of our Board is comprised of independent board members. Our Audit Committee, Compensation and Management Development Committee and Nominating and Corporate Governance Committee are fully independent Committees in accordance with NYSE listing standards.
The Board, in coordination with the Nominating and Corporate Governance Committee, has assessed the independence of each of the members of the Board who served for all or a portion of 2025 and determined that Mr. Bousa, Mr. Colberg, Mr. Gubbay, Mr. Kimura (who resigned from the Board effective April 20, 2026), Ms. Leone, Mr. Lynch, Dr. Parris, Ms. Schioldager and Mr. Yao do not have a material relationship with the Company and are independent under the NYSE listing standards. The Board also determined that Mr. Inoue, who was elected as a director of the Company effective April 21, 2026, is independent under such standards.
Corebridge Financial Inc. | Form 10-K/A 80

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
The Board’s assessment of independence considers all known relevant facts and circumstances about the relationships bearing on the independence of a director or nominee. The Board reviews these relationships to assess their materiality and determine if any such relationship would impair the independence and judgment of the relevant director. In making the independence determinations, the Board considered the following relationships in determining that certain director nominees are independent:
•In determining that Mr. Colberg is independent, the Board considered his status as a director of Russell Reynolds Associates (“Russell Reynolds”), which provides recruiting and hiring consulting services to Corebridge, and his status as a director of U.S. Bancorp, from which Corebridge purchased low-income housing tax credits and provided sponsorship. Given Mr. Colberg’s roles with Russell Reynolds and U.S. Bancorp are each limited to being a director and the immaterial financial relationships between Corebridge and both Russell Reynolds and U.S. Bancorp, the Board determined that Mr. Colberg does not have a material relationship with Corebridge.
•In determining that Ms. Schioldager is independent, the Board considered her status as a director of Boardspan Inc. (“Boardspan”), which provides board performance assessment services to Corebridge, and her status as a former director of The ODP Corporation (“ODP”), which provides office supplies to Corebridge. Given Ms. Schioldager’s role with each of Boardspan and ODP is or was limited to being a director and the immaterial financial relationships between Corebridge and both Boardspan and ODP, the Board determined that Ms. Schioldager does not have a material relationship with Corebridge.
•In determining that Messrs. Gubbay, Inoue, Kimura and Yao are independent, the Board considered, among other things, Mr. Gubbay’s status as a non-employee advisor to Nippon and Mr. Inoue's, Mr. Kimura’s and Mr. Yao’s status as an executive officer, a senior managing executive officer and an executive officer, respectively, at Nippon. The Board determined that such relationships did not impact their ability to exercise independent judgment in carrying out their responsibilities as such relationships did not impact their independence from Corebridge’s management. Further, in the case of Messrs. Inoue, Kimura and Yao, they considered that while Nippon had a limited business relationship with AIG prior to the Majority Holder Threshold Date, the payments from Nippon to AIG and Corebridge in the past three years did not exceed the relevant threshold of NYSE listing standards, as well as certain other facts and circumstances regarding the relationship between Corebridge and Nippon that supported the determination that Messrs. Inoue, Kimura and Yao are independent.
Corebridge Financial Inc. | Form 10-K/A 81

ITEM 14 | Principal Accounting Fees and Services

ITEM 14 | Principal Accountant Fees and Services
Fees Paid to PwC
The table below shows the fees paid by Corebridge to PwC in 2025 and 2024.

	Year Ended December 31,
($ in millions)	2025	2024
Audit Fees(1)	$16.3	$22.9
Audit-Related Fees(2)	10.8	9.9
Tax Fees(3)	0.3	0.3
All Other Fees(4)	0.1	0.1
Total	$27.3	$33.2
(1) Audit Fees: Fees and related expenses billed for annual financial statement audit and quarterly review services that are customary for the Independent Auditor to render an opinion.
(2) Audit-Related Fees: Fees and related expenses billed for assurance and related services that are reasonably related to the audit or review of the Company’s financial statements and for other services that are traditionally performed by the Independent Auditor. Services performed include services related to certain standalone audits and other non-core services, including pre-implementation reviews.
(3) Tax Fees: Fees and related expenses billed for permitted tax services, including tax compliance, tax advice and tax planning and preparation.
(4) All Other Fees: Fees and related expenses billed for other permitted non-audit services including regulatory compliance services.
All services provided by PwC and the fees paid by Corebridge were authorized and approved by the Audit Committee in compliance with the Pre-Approval Policy and the procedures described below. The Audit Committee considers the non-audit services rendered by PwC during the most recently completed fiscal year in its annual independence evaluation.
Pre-Approval Policy
Under the Corebridge Audit Committee Pre-Approval Policy (the “Pre-Approval Policy”), the Audit Committee must pre-approve the audit and non-audit services performed by the Independent Auditor to ensure that the provision of those services does not impair the auditor’s independence. Accordingly, before the Company engages the Independent Auditor to render a service, the engagement must be either: (1) specifically approved by the Audit Committee; or (2) entered into pursuant to a general pre-approval for specified services granted by the Audit Committee under the Pre-Approval Policy. The Audit Committee periodically reviews the Pre-Approval Policy for purposes of assuring its continued appropriateness and compliance with applicable law and listing standards, including SEC and PCAOB regulations.
Prior to granting any pre-approval, the Audit Committee will review and discuss with the Independent Auditor any documentation supplied by the Independent Auditor as to the nature and scope of the proposed services and any potential impact on the Independent Auditor’s independence. In particular, the Audit Committee will carefully scrutinize the retention of the Independent Auditor in connection with any tax-related transaction initially recommended by the Independent Auditor.
Corebridge Financial Inc. | Form 10-K/A 82

ITEM 15 | Exhibits
Part IV

ITEM 15. | Exhibits
Exhibit Index

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 26, 2026, by and among Equitable Holdings, Inc., Corebridge Financial, Inc., Mountain Holding, Inc., Marcy Holding, Inc. and Palisade Holding, Inc. incorporated by reference to Exhibit 2.1 of Corebridge Financial, Inc.’s Form 8-K, filed on March 26, 2026 (File No. 001-41504).

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
Corebridge Financial Inc. | Form 10-K/A 83

ITEM 15 | Exhibits

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
Corebridge Financial Inc. | Form 10-K/A 84

ITEM 15 | Exhibits

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

Corebridge Financial Inc. | Form 10-K/A 85

ITEM 15 | Exhibits

Exhibit Number	Description
10.44†	Offer Letter, dated as of October 28, 2021, between American International Group, Inc., and Elias Habayeb, incorporated by reference to Exhibit 10.42 to Corebridge Financial, Inc.’s Registration Statement on Form S-1, filed on September 12, 2022 (File No. 333-263898).
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
10.58
Share Repurchase Agreement, dated as of February 12, 2026, between Corebridge Financial, Inc. and American International Group, Inc. incorporated by reference to Exhibit 10.1 of Corebridge Financial, Inc.’s Form 8-K, filed on February 12, 2026 (File No. 001-41504).

10.59	Amendment, dated as of May 16, 2024, by and between American International Group, Inc. and Corebridge Financial, Inc. to the Separation Agreement between American International Group, Inc. and Corebridge Financial, Inc., dated as of September 14, 2022, incorporated by reference to Exhibit 10.2 to Corebridge Financial Inc.’s Current Report on Form 8-K, filed on May 16, 2024.
10.60	Irrevocable Waiver, dated as of June 9, 2024, by American International Group, Inc. under the Separation Agreement between American International Group, Inc. and Corebridge Financial, Inc., dated as of September 14, 2022, and amended as of May 16, 2024, incorporated by reference to exhibit 10.3 to Corebridge Financial Inc.’s Quarterly Report on Form 10-Q filed on August 1, 2024.
10.61	Stockholder’s Agreement, dated as of December 9, 2024, by and between Corebridge Financial, Inc. and Nippon Life Insurance Company, incorporated by reference to Exhibit 10.1 to Corebridge Financial Inc.’s Current Report on Form 8-K, filed on December 10, 2024.
10.62	Registration Rights Agreement, dated as of December 9, 2024, by and among Corebridge Financial, Inc., American International Group, Inc. and Nippon Life Insurance Company, incorporated by reference to Exhibit 10.2 to Corebridge Financial Inc.’s Current Report on Form 8-K, filed on December 10, 2024.
10.63
Voting and Support Agreement, dated as of April 8, 2026, by and among Equitable Holdings, Inc., Corebridge Financial, Inc., and Nippon Life Insurance Company. incorporated by reference to Exhibit 10.1 of Corebridge Financial, Inc.’s Form 8-K, filed on April 8, 2026 (File No. 001-41504).

19.1*	Corebridge Insider Trading Policy.
21.1*	Subsidiaries of Corebridge Financial, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Corebridge Financial Inc. | Form 10-K/A 86

ITEM 15 | Exhibits

Exhibit Number	Description
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Income (Loss) for the year ended December 31, 2025 and 2024, (iii) the Consolidated Statements of Equity for the year ended December 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, (v) the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2025 and 2024, and (vi) the Notes to the Consolidated Financial Statements.
104+	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101).
+	Filed herewith.
*	Previously filed with Original Filing.
**	Previously furnished with Original Filing.
†	Identifies each management contract or compensatory plan or arrangement.
Corebridge Financial Inc. | Form 10-K/A 87

Signatures

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)
/s/ MARC COSTANTINI
Marc Costantini
Chief Executive Officer

April 22, 2026
Corebridge Financial Inc. | Form 10-K/A 88