Form 10-Q
period 2026-03-31
Corebridge Financial, Inc.
filed 2026-05-06
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, there were 456,733,121 shares outstanding of the registrant’s common stock.

COREBRIDGE FINANCIAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

FORM 10-Q

Corebridge | First Quarter 2026 Form 10-Q 2

Cautionary Statement Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements, which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements, and any related oral statements, can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “forecasts,” “intends,” “targets,” “plans,” “assumes,” “enable,” “estimates,” “anticipates,” “goals,” “guidance,” “formidable,” “preliminary,” “objective,” “continue,” “drive,” “improve,” “superior,” “robust,” “positioned,” “resilient,” “vision,” “potential,” “immediate,” “on track,” “progress”, “is optimistic,” and similar expressions or the negative of those expressions or verbs. We caution you that forward-looking statements are not guarantees of future performance or outcomes. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain, and some of which may be outside our control. These statements appear in a number of places throughout this Quarterly Report and include, but are not limited to, statements regarding our intentions, beliefs, assumptions or current plans and expectations concerning, among other things, financial position and future financial condition; results of operations; expected operating and non-operating relationships; ability to meet debt service obligations and financing plans; statements about the potential repurchases of shares of common stock; product sales; distribution channels; retention of business; investment yields and spreads; investment portfolio and ability to manage asset-liability cash flows; financial goals and targets; prospects; growth strategies or expectations; laws and regulations; customer retention; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; geopolitical events; and the impact of prevailing capital markets and economic conditions.
This Quarterly Report also includes forward-looking statements about the expected timing and completion of the proposed transaction between the Company and Equitable Holdings, Inc. (“Equitable Holdings”) (the “Proposed Transaction”), the anticipated benefits of the Proposed Transaction, including estimated synergies and projected cost savings, and plans and expectations for the Company, Equitable Holdings or their new parent company after completion of the Proposed Transaction.
Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, level of activity, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Key factors include, among others, the ability to repurchase shares (if the Company decides to do so) within the expected timing or at all; the ability to complete the Proposed Transaction on the timeframe or on the terms currently anticipated or at all, including due to a failure to obtain requisite stockholder, stock exchange, regulatory, governmental or other approvals; risks related to difficulties, inabilities or delays in integrating the parties’ businesses; the ability to realize the anticipated benefits of the Proposed Transaction, including estimated run-rate expense synergies and projected cost savings at the times, and to the extent, anticipated, as well as expected operating earnings and cashflow generation; the occurrence of any event, change or other circumstance that could give rise to the right of either or both parties to terminate the merger agreement; the potential impact of the announcement or consummation of the Proposed Transaction on the Company or Equitable Holdings’ stock price and on their respective business, contractual and operational relationships (including with regulatory bodies, employees, suppliers, clients and competitors); risks related to business disruptions from the Proposed Transaction that may harm the business or current plans and operations of either or both parties, including diversion of management time from ongoing business operations; the risk that the Proposed Transaction and its announcement could have an adverse effect on the ability of either or both parties to hire and retain key personnel; the parties’ ability to raise debt on favorable terms or at all; the outcome of any legal proceedings that may be instituted against the Company, Equitable Holdings, their new parent company or their respective directors; restrictions on the conduct of the Company and Equitable Holdings’ respective businesses prior to the closing of the Proposed Transaction and on each of their ability to pursue alternatives to the Proposed Transaction; the possibility that the Proposed Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events, or unforeseen or unknown liabilities; the deterioration of economic conditions; geopolitical tensions; the potential impact of a downgrade in the Company or Equitable Holdings’ Insurer Financial Strength ratings or credit ratings or of the new parent company of the Company and Equitable Holdings following completion of the Proposed Transaction; other factors that may affect future results of the Company and Equitable Holdings; and management’s response to any of the aforementioned factors.
Any forward-looking statements included herein are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected or implied in such forward-looking statements, including, among others, risks related to:
•changes in interest rates and changes to credit spreads;
•the deterioration of economic conditions, an economic slowdown or recession, changes in market conditions, weakening in capital markets, volatility in equity markets, inflationary pressures, the rise of pressures on the commercial real estate market, and geopolitical tensions;
•the unpredictability of the amount and timing of insurance liability claims;
•unavailable, uneconomical or inadequate reinsurance or recaptures of reinsured liabilities;

Corebridge | First Quarter 2026 Form 10-Q 3

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
•our relationships with Nippon Life Insurance Company, a mutual company organized under the laws of Japan (“Nippon”) and Blackstone and conflicts of interests arising due to such relationships;
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
•the risk that anti-takeover provisions could discourage, delay, or prevent our change in control, even if the change in control would be beneficial to our shareholders; and
•other factors discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as our Quarterly Reports on Form 10-Q.

Corebridge | First Quarter 2026 Form 10-Q 4

The foregoing list of factors is not exhaustive. You should carefully consider these factors and the other risks and uncertainties described in the “Risk Factors” section of the new parent company’s Registration Statement on Form S-4 and other documents filed or furnished by the Company and Equitable Holdings from time to time with the Securities and Exchange Commission (the “SEC”), including their Annual Reports on Form 10-K for the year ended December 31, 2025. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. If any of these risks materialize or our assumptions prove incorrect, actual events and results could differ materially from those contained in the forward-looking statements. There may be additional risks that neither the Company nor Equitable Holdings presently know or that the Company and Equitable Holdings currently believe are immaterial that could also cause actual events and results to differ materially from those contained in the forward-looking statements. In addition, forward-looking statements reflect the Company and Equitable Holdings’ expectations, plans or forecasts of future events and views as of the date of this Quarterly Report. The Company and Equitable Holdings anticipate that subsequent events and developments will cause the Company and Equitable Holdings’ assessments to change. While the Company and Equitable Holdings may elect to update these forward-looking statements at some point in the future, the Company and Equitable Holdings specifically disclaim any obligation to do so, unless required by applicable law. Neither the Company nor Equitable Holdings gives any assurance that the Company, Equitable Holdings or their new parent company will achieve the results or other matters set forth in the forward-looking statements.
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

Corebridge | First Quarter 2026 Form 10-Q 5

Part I – Financial Information

Item 1. | Financial Statements

Corebridge Financial, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	March 31, 2026	December 31, 2025
Assets:
Investments:
Fixed maturity securities:
Bonds available-for-sale, at fair value, net of allowance for credit losses of $168 in 2026 and $130 in 2025 (amortized cost: 2026 - $204,752; 2025 - $203,848)*	$187,673	$189,381
Other bond securities, at fair value (See Note 5)*	5,386	5,407
Equity securities, at fair value (See Note 5)*	1,157	79
Mortgage and other loans receivable, net of allowance for credit losses of $753 in 2026 and $727 in 2025*	54,353	54,481
Other invested assets (portion measured at fair value: 2026 - $8,218; 2025 - $8,106)*	10,350	10,235
Short-term investments, including restricted cash of $3 in 2026 and $4 in 2025 (portion measured at fair value: 2026 - $1,714; 2025 - $1,624)*	4,728	5,675
Total investments	263,647	265,258
Cash*	373	447
Accrued investment income*	2,437	2,379
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2026 and $1 in 2025	534	648
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2026 and $0 in 2025	23,686	24,139
Reinsurance assets - other, net of allowance for credit losses and disputes of $6 in 2026 and $6 in 2025	1,972	1,912
Current and deferred income taxes	7,457	7,467
Deferred policy acquisition costs and value of business acquired	8,785	8,885
Market risk benefit assets, at fair value	2,628	2,392
Other assets, including restricted cash of $2 in 2026 and $2 in 2025 (portion measured at fair value: 2026 - $918; 2025 - $441)*	5,021	4,435
Separate account assets, at fair value	90,520	95,585
Total assets	$407,060	$413,547
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$59,204	$60,971
Policyholder contract deposits (portion measured at fair value: 2026 - $11,717; 2025 - $12,156)	190,076	188,876
Market risk benefit liabilities, at fair value	7,333	7,309
Other policyholder funds	2,973	2,959
Fortitude Re funds withheld payable (portion measured at fair value: 2026 - $3,663; 2025 - $3,795)	23,098	23,648
Other liabilities (portion measured at fair value: 2026 - $125; 2025 - $322)*	11,391	9,333
Long-term debt	9,361	9,359
Debt of consolidated investment entities*	1,563	1,547
Separate account liabilities	90,520	95,585
Total liabilities	$395,519	$399,587
Contingencies, commitments and guarantees (See Note 15)
Corebridge Shareholders' equity:
Preferred stock and additional paid-in capital, $1 par value and $1,000 liquidation preference	$493	$493
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2026 - 650,189,849 and 2025 - 650,189,849	7	7
Treasury stock, at cost; 2026 - 193,462,583 shares and 2025 - 153,816,103 shares	(5,606)	(4,382)
Additional paid-in capital	8,135	8,162
Retained earnings	18,204	18,373
Accumulated other comprehensive loss	(10,428)	(9,452)
Total Corebridge Shareholders' equity	10,805	13,201
Non-redeemable noncontrolling interests	736	759
Total equity	$11,541	$13,960
Total liabilities and equity	$407,060	$413,547
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | First Quarter 2026 Form 10-Q 6

Corebridge Financial, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2026	2025
Revenues:
Premiums	$387	$871
Policy fees	610	720
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,937	2,858
Net investment income - Fortitude Re funds withheld assets	260	331
Total net investment income	3,197	3,189
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(329)	(822)
Net realized gains (losses) on Fortitude Re funds withheld assets	(21)	4
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	14	(596)
Total net realized losses	(336)	(1,414)
Advisory fee income	83	125
Other income	23	81
Total revenues	3,964	3,572
Benefits and expenses:
Policyholder benefits (includes remeasurement losses of $77 and $146 for the three months ended March 31, 2026 and 2025, respectively)	974	1,457
Change in the fair value of market risk benefits, net	378	385
Interest credited to policyholder account balances	1,525	1,417
Amortization of deferred policy acquisition costs and value of business acquired	245	275
Non-deferrable insurance commissions	104	156
Advisory fee expenses	44	70
General operating expenses	468	526
Interest expense	131	148
Net (gain) on divestitures	(2)	—
Total benefits and expenses	3,867	4,434
Income (loss) before income tax expense (benefit)	97	(862)
Income tax expense (benefit)	158	(205)
Net loss	(61)	(657)
Less: Net income (loss) attributable to noncontrolling interests	(8)	7
Net loss attributable to Corebridge	$(53)	$(664)
Less: Preferred stock dividends	—	—
Net loss available to Corebridge common shareholders	$(53)	$(664)

Income (loss) per common share available to Corebridge common shareholders:
Common stock - basic	$(0.11)	$(1.19)
Common stock - diluted	$(0.11)	$(1.19)

Weighted average shares outstanding:
Common stock - basic	473.5	558.0
Common stock - diluted	473.5	558.0

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | First Quarter 2026 Form 10-Q 7

Corebridge Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Net (loss)	$(61)	$(657)
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(34)	13
Change in unrealized appreciation (depreciation) of all other investments	(2,028)	1,484
Change in fair value of market risk benefits attributable to changes in our own credit risk	471	(47)
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	655	40
Change in cash flow hedges	(40)	137
Change in foreign currency translation adjustments	—	5
Other comprehensive income (loss)	(976)	1,632
Comprehensive income (loss)	(1,037)	975
Less:
Comprehensive income (loss) attributable to noncontrolling interests	(8)	7
Comprehensive income (loss) attributable to Corebridge	$(1,029)	$968
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | First Quarter 2026 Form 10-Q 8

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Preferred Stock and Additional Paid-In Capital	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended March 31, 2026
Balance, beginning of year	$493	$7	$(4,382)	$8,162	$18,373	$(9,452)	$13,201	$759	$13,960
Common stock issued under stock plans	—	—	39	(39)	—	—	—	—	—
Purchase of common stock	—	—	(1,263)	—	—	—	(1,263)	—	(1,263)
Net loss attributable to Corebridge or noncontrolling interests	—	—	—	—	(53)	—	(53)	(8)	(61)
Dividends on common stock	—	—	—	—	(114)	—	(114)	—	(114)
Other comprehensive loss, net of tax	—	—	—	—	—	(976)	(976)	—	(976)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Other	—	—	—	12	(2)	—	10	(2)	8
Balance, end of period	$493	$7	$(5,606)	$8,135	$18,204	$(10,428)	$10,805	$736	$11,541

Three Months Ended March 31, 2025
Balance, beginning of year	$—	$7	$(2,282)	$8,161	$19,257	$(13,681)	$11,462	$864	$12,326
Common stock issued under stock plans	—	—	40	(40)	—	—	—	—	—
Purchase of common stock	—	—	(326)	—	—	—	(326)	—	(326)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	—	(664)	—	(664)	7	(657)
Dividends on common stock	—	—	—	—	(133)	—	(133)	—	(133)
Other comprehensive loss, net of tax	—	—	—	—	—	1,632	1,632	—	1,632
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(20)	(20)
Other	—	—	—	8	1	—	9	(3)	6
Balance, end of period	$—	$7	$(2,568)	$8,129	$18,461	$(12,049)	$11,980	$856	$12,836
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | First Quarter 2026 Form 10-Q 9

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(61)	$(657)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses (gains) on sales of securities available-for-sale and other assets	260	145
Net (gain) loss on divestitures	(2)	—
Unrealized (gains) losses in earnings - net	(6)	167
Change in the fair value of market risk benefits in earnings, net	366	768
Equity in income from equity method investments, net of dividends or distributions	22	4
Depreciation and other amortization	165	89
Impairments of assets	24	20
Changes in operating assets and liabilities:
Insurance liabilities	(297)	247
Premiums and other receivables and payables - net	75	192
Funds held relating to Fortitude Re Reinsurance contracts	(549)	(219)
Reinsurance assets and funds held under reinsurance treaties	95	486
Capitalization of deferred policy acquisition costs	(309)	(310)
Current and deferred income taxes - net	163	(217)
Other, net	45	(340)
Total adjustments	52	1,032
Net cash provided (used in) by operating activities	(9)	375
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available-for-sale securities	2,362	3,058
Other securities	876	520
Other invested assets	361	512
Divestitures, net	9	—
Maturities of fixed maturity securities available-for-sale	4,094	4,042
Principal payments received on mortgage and other loans receivable	1,850	1,677
Purchases of:
Available-for-sale securities	(7,423)	(8,032)
Other securities	(2,071)	(1,431)
Other invested assets	(322)	(286)
Mortgage and other loans receivable	(1,917)	(1,977)
Net change in short-term investments	945	(1,070)
Net change in derivative assets and liabilities	(1,324)	(815)
Other, net	27	(71)
Net cash (used in) investing activities	(2,533)	(3,873)

Corebridge | First Quarter 2026 Form 10-Q 10

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows(unaudited)(continued)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	8,777	9,145
Policyholder contract withdrawals	(6,709)	(6,235)
Issuance of debt of consolidated investment entities	54	8
Maturities and repayments of debt of consolidated investment entities	(36)	(75)
Dividends paid on common stock	(114)	(133)
Distributions to noncontrolling interests	(21)	(20)
Contributions from noncontrolling interests	8	8
Net change in securities lending and repurchase agreements	1,719	542
Repurchase of common stock	(1,250)	(321)
Other, net*	39	155
Net cash provided by (used in) financing activities	2,467	3,074
Effect of exchange rate changes on cash and restricted cash	—	(1)
Net increase (decrease) in cash and restricted cash	(75)	(425)
Cash and restricted cash at beginning of year	453	824
Cash and restricted cash at end of period	$378	$399
*    2026 includes an inflow of $4 million of cash related to the individual variable annuity business reinsured to Corporate Solutions Life Reinsurance Company.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Supplementary Disclosure of Consolidated Cash Flow Information
	Three Months Ended March 31,
(in millions)	2026	2025
Cash	$373	$393
Restricted cash included in short-term investments	3	4
Restricted cash included in other assets	2	2
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$378	$399

Cash (received) paid during the period for:
Interest	$97	$111
Taxes	$(5)	$11
Non-cash investing activities:
Fixed maturity securities, designated available-for-sale, transferred in connection with reinsurance transactions	$194	$—
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,542	$1,513
Fee income debited to policyholder contract deposits included in financing activities	$(722)	$(733)
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | First Quarter 2026 Form 10-Q 11

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
As of March 31, 2026, Corebridge’s two largest shareholders, Nippon Life Insurance Company, a mutual company organized under the laws of Japan (“Nippon”) and Argon Holdco LLC, a wholly-owned subsidiary of Blackstone, owned approximately 26.7% and 13.6% of the outstanding Corebridge Parent common stock, respectively.
Corebridge Financial and Equitable Holdings Merger
On March 26, 2026, we and Equitable Holdings, Inc. (“Equitable”) announced the entering into of a definitive agreement to combine in an all-stock merger.
Under the terms of the merger agreement, which has been unanimously approved by the boards of directors of both companies, we and Equitable will form a new parent company and each outstanding share of our common stock will be exchanged for the right to receive 1.0000 shares of the new parent company’s common stock, and each outstanding share of Equitable common stock will be exchanged for the right to receive 1.55516 shares of the new parent company’s common stock.
The merger will be effected through a merger agreement, by and among us, Equitable, Mountain Holding, Inc., a newly formed corporation and wholly-owned subsidiary of Corebridge (“New Equitable”), Palisade Holding, Inc., a newly formed corporation and a wholly-owned subsidiary of New Equitable (“Corebridge Merger Sub”), and Marcy Holding, Inc., a newly formed corporation and a wholly-owned subsidiary of New Equitable (“Equitable Merger Sub”). The mechanics of the merger are as follows: (a) Corebridge Merger Sub merging with and into us, with us surviving such merger as a wholly-owned subsidiary of New Equitable (the “Corebridge Merger”); (b) immediately following the consummation of the Corebridge Merger, Equitable Merger Sub merging with and into Equitable, with Equitable surviving such merger as a wholly-owned subsidiary of New Equitable (the “Equitable Merger” and, together with the Corebridge Merger, the “Mergers”); and (c) as of the closing of the Mergers (the “Closing”), changing the name of HoldCo to “Equitable Holdings, Inc.”
Following the closing of the transaction, our shareholders will own approximately 51% of the combined company and Equitable shareholders will own approximately 49% of the combined company.
The transaction is expected to close by year-end 2026, subject to customary closing conditions, including the receipt of required regulatory approvals and approval of shareholders of both companies.
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
VARIABLE ANNUITY REINSURANCE TRANSACTION
On June 25, 2025, AGL and USL (the “Ceding Companies” and each, a “Ceding Company”), entered into a Master Transaction Agreement (the “Agreement”) with Corporate Solutions Life Reinsurance Company, an Iowa-domiciled insurance company (“CSLR”), pursuant to which, among other things, subject to the terms and conditions thereof, at the applicable closing of the transactions contemplated thereby, AGL and CSLR, as well as USL and the CSLR, have entered into coinsurance and modified coinsurance agreements, (together the “Reinsurance Agreements” and each, a “Reinsurance Agreement”). Under the terms of the Reinsurance Agreements, the applicable Ceding Company ceded to CSLR 100% of the applicable reinsured liabilities with respect to (i) in-force individual variable annuity contracts issued prior to the effective time of the Reinsurance Agreements, and (ii) only with respect to AGL, new individual variable annuity contracts issued after the effective date of the Reinsurance Agreement. In addition, AGL sold all of its outstanding membership interests in SunAmerica Asset Management, LLC, an indirect wholly-owned subsidiary of the Company (“SAAMCo”), to Venerable Holdings, Inc., a Delaware corporation (“Venerable”).
The closings with respect to the AGL Reinsurance Agreement occurred on August 1, 2025, while the sale of SAAMCo closed on January 1, 2026 and the USL Reinsurance Agreement closed on January 2, 2026.

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

Corebridge | First Quarter 2026 Form 10-Q 12

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
The CODM assesses segment performance and allocates capital and resources to the segments based on an evaluation of each segments’ adjusted revenues and APTOI. Adjusted revenues are derived by excluding certain items from total revenues. APTOI is derived by excluding certain items from income from operations before income tax. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and adjustments that we believe to be common to the industry. Legal entities are attributed to each segment based upon the predominance of activity in that legal entity.
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
Businesses exited through reinsurance:

Corebridge | First Quarter 2026 Form 10-Q 13

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
•losses from the impairment of goodwill, if any; and
•income and loss from divested or run-off business, if any.
The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended March 31, 2026
Premiums	$16	$1	$361	$9	$—	$387	$—	$387
Policy fees	77	109	356	52	—	594	16	610
Net investment income(a)	1,535	433	324	698	(1)	2,989	208	3,197
Net realized gains (losses)(a)(b)	—	—	—	—	9	9	(345)	(336)
Advisory fee and other income	—	98	1	1	6	106	—	106
Total adjusted revenues	1,628	641	1,042	760	14	4,085	(121)	3,964
Policyholder benefits	17	3	648	314	—	982	(8)	974
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	378	378
Interest credited to policyholder account balances	920	299	78	270	1	1,568	(43)	1,525
Amortization of deferred policy acquisition costs	130	27	83	5	—	245	—	245
Non-deferrable insurance commissions	52	31	13	5	—	101	3	104
Advisory fee expenses	6	37	1	—	—	44	—	44
General operating expenses(c)	88	104	123	23	62	400	68	468
Interest expense	—	—	—	—	124	124	7	131
Net (gain) on divestitures	—	—	—	—	—	—	(2)	(2)
Total benefits and expenses	1,213	501	946	617	187	3,464	403	3,867
Noncontrolling interests	—	—	—	—	8	8
Adjusted pre-tax operating income (loss)	$415	$140	$96	$143	$(165)	$629
Adjustments to:
Total revenue						(121)
Total expenses						403
Noncontrolling interests						(8)
Income before income tax expense (benefit)						$97		$97

Corebridge | First Quarter 2026 Form 10-Q 14

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended March 31, 2025
Premiums	$17	$4	$340	$500	$—	$861	$10	$871
Policy fees	67	108	364	50	—	589	131	720
Net investment income(a)	1,419	485	336	589	12	2,841	348	3,189
Net realized gains (losses)(a)(b)	—	—	—	—	13	13	(1,427)	(1,414)
Advisory fee and other income	—	87	1	1	7	96	110	206
Total adjusted revenues	1,503	684	1,041	1,140	32	4,400	(828)	3,572
Policyholder benefits	23	5	636	742	11	1,417	40	1,457
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	385	385
Interest credited to policyholder account balances	775	296	80	230	—	1,381	36	1,417
Amortization of deferred policy acquisition costs	112	22	85	4	—	223	52	275
Non-deferrable insurance commissions	42	30	14	5	1	92	64	156
Advisory fee expenses	6	33	—	—	—	39	31	70
General operating expenses (c)	91	103	118	22	57	391	135	526
Interest expense	—	—	—	—	140	140	8	148
Net (gain) on divestitures	—	—	—	—	—	—	—	—
Total benefits and expenses	1,049	489	933	1,003	209	3,683	751	4,434
Noncontrolling interests	—	—	—	—	(7)	(7)
Adjusted pre-tax operating income (loss)	$454	$195	$108	$137	$(184)	$710
Adjustments to:
Total revenue						(828)
Total expenses						751
Noncontrolling interests						7
Income before income tax expense (benefit)						$(862)		$(862)
(a)Adjustments include Fortitude Re activity of $253 million and $(261) million for the three months ended March 31, 2026 and 2025, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
(c)Adjustments include restructuring and other costs. For the three months ended March 31, 2026 and 2025, restructuring and other costs primarily include severance related costs and ongoing modernization initiatives.

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

Corebridge | First Quarter 2026 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2026	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$—	$1,327	$—	$—	$—	$1,327
Obligations of states, municipalities and political subdivisions	—	3,424	745	—	—	4,169
Non-U.S. governments	—	4,125	—	—	—	4,125
Corporate debt	—	120,499	699	—	—	121,198
RMBS	—	11,577	5,167	—	—	16,744
CMBS	—	8,776	716	—	—	9,492
CLO	—	6,757	1,998	—	—	8,755
ABS	—	1,757	20,106	—	—	21,863
Total bonds available-for-sale	—	158,242	29,431	—	—	187,673
Other bond securities:
U.S. government and government sponsored entities	—	191	—	—	—	191
Obligations of states, municipalities and political subdivisions	—	33	1	—	—	34
Non-U.S. governments	—	72	—	—	—	72
Corporate debt	—	2,759	207	—	—	2,966
RMBS	—	68	66	—	—	134
CMBS	—	196	7	—	—	203
CLO	—	558	33	—	—	591
ABS	—	63	1,132	—	—	1,195
Total other bond securities	—	3,940	1,446	—	—	5,386
Equity securities	1,108	—	49	—	—	1,157
Other invested assets(b)	—	—	1,477	—	—	1,477
Derivative assets:
Interest rate contracts	—	827	22	—	—	849
Foreign exchange contracts	—	950	—	—	—	950
Equity contracts	43	5,697	590	—	—	6,330
Credit contracts	—	185	—	—	—	185
Other contracts	—	—	18	—	—	18
Counterparty netting and cash collateral	—	—	—	(4,717)	(2,697)	(7,414)
Total derivative assets	43	7,659	630	(4,717)	(2,697)	918
Short-term investments	903	811	—	—	—	1,714
Market risk benefit assets	—	—	2,628	—	—	2,628
Separate account assets	86,479	4,041	—	—	—	90,520
Total	$88,533	$174,693	$35,661	$(4,717)	$(2,697)	$291,473
Liabilities:
Policyholder contract deposits(c)	$—	$144	$11,573	$—	$—	$11,717
Derivative liabilities:
Interest rate contracts	—	1,639	22	—	—	1,661
Foreign exchange contracts	—	435	—	—	—	435
Equity contracts	2	3,377	24	—	—	3,403
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(4,717)	(599)	(5,316)
Total derivative liabilities	2	5,451	48	(4,717)	(599)	185
Fortitude Re funds withheld payable(d)	—	—	3,663	—	—	3,663
Other liabilities	—	(60)	—	—	—	(60)
Market risk benefit liabilities	—	—	7,333	—	—	7,333
Total	$2	$5,535	$22,617	$(4,717)	$(599)	$22,838

Corebridge | First Quarter 2026 Form 10-Q 16

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

December 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$10	$1,327	$—	$—	$—	$1,337
Obligations of states, municipalities and political subdivisions	—	3,725	761	—	—	4,486
Non-U.S. governments	—	4,487	—	—	—	4,487
Corporate debt	—	121,390	681	—	—	122,071
RMBS	—	10,495	5,855	—	—	16,350
CMBS	—	8,563	744	—	—	9,307
CLO	—	7,037	2,055	—	—	9,092
ABS	—	1,814	20,437	—	—	22,251
Total bonds available-for-sale	10	158,838	30,533	—	—	189,381
Other bond securities:
U.S. government and government sponsored entities	—	192	—	—	—	192
Obligations of states, municipalities and political subdivisions	—	33	1	—	—	34
Non-U.S. governments	—	75	—	—	—	75
Corporate debt	—	2,709	205	—	—	2,914
RMBS	—	50	87	—	—	137
CMBS	—	201	16	—	—	217
CLO	—	542	43	—	—	585
ABS	—	65	1,188	—	—	1,253
Total other bond securities	—	3,867	1,540	—	—	5,407
Equity securities	10	—	69	—	—	79
Other invested assets(b)	—	—	1,498	—	—	1,498
Derivative assets:
Interest rate contracts	—	894	22	—	—	916
Foreign exchange contracts	—	711	—	—	—	711
Equity contracts	6	7,519	863	—	—	8,388
Other contracts	—	—	14	—	—	14
Counterparty netting and cash collateral	—	—	—	(6,106)	(3,482)	(9,588)
Total derivative assets	6	9,124	899	(6,106)	(3,482)	441
Short-term investments	661	963	—	—	—	1,624
Market risk benefit assets	—	—	2,392	—	—	2,392
Separate account assets	91,582	4,003	—	—	—	95,585
Total	$92,269	$176,795	$36,931	$(6,106)	$(3,482)	$296,407
Liabilities:
Policyholder contract deposits(c)	$—	$134	$12,022	$—	$—	$12,156
Derivative liabilities:
Interest rate contracts	—	1,611	22	—	—	1,633
Foreign exchange contracts	—	554	—	—	—	554
Equity contracts	7	4,795	98	—	—	4,900
Other contracts	—	—	4	—	—	4
Counterparty netting and cash collateral	—	—	—	(6,106)	(686)	(6,792)
Total derivative liabilities	7	6,960	124	(6,106)	(686)	299
Fortitude Re funds withheld payable(d)	—	—	3,795	—	—	3,795
Other liabilities	—	23	—	—	—	23
Market risk benefit liabilities	—	—	7,309	—	—	7,309
Total	$7	$7,117	$23,250	$(6,106)	$(686)	$23,582
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes private equity fund and hedge fund investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent). Total private equity fund investments measured at NAV were $6.6 billion and $6.5 billion as of March 31, 2026 and December 31, 2025, respectively. Total hedge fund investments measured at NAV were $108 million and $121 million as of March 31, 2026 and December 31, 2025.
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

Corebridge | First Quarter 2026 Form 10-Q 17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three months ended March 31, 2026 and 2025 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2026 and 2025:

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2026
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$761	$(3)	$(3)	$(10)	$—	$—	$—	$745	$—	$(9)
Corporate debt	681	(11)	(8)	(2)	209	(170)	—	699	—	(8)
RMBS	5,855	19	(59)	198	2	(848)	—	5,167	—	(59)
CMBS	744	4	5	(53)	16	—	—	716	—	2
CLO	2,055	(1)	(42)	96	15	(125)	—	1,998	—	(42)
ABS	20,437	(3)	(119)	255	45	(509)	—	20,106	—	(129)
Total bonds available-for-sale	30,533	5	(226)	484	287	(1,652)	—	29,431	—	(245)
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	205	(2)	—	4	—	—	—	207	(2)	—
RMBS	87	(1)	—	(1)	—	(19)	—	66	—	—
CMBS	16	1	—	(10)	—	—	—	7	—	—
CLO	43	(11)	—	—	1	—	—	33	(10)	—
ABS	1,188	(1)	—	(55)	—	—	—	1,132	(3)	—
Total other bond securities	1,540	(14)	—	(62)	1	(19)	—	1,446	(15)	—
Equity securities	69	(20)	—	—	—	—	—	49	(19)	—
Other invested assets	1,498	(5)	(9)	(7)	—	—	—	1,477	(6)	—
Total(a)	$33,640	$(34)	$(235)	$415	$288	$(1,671)	$—	$32,403	$(40)	$(245)

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$12,022	$(649)	$—	$200	$—	$—	$—	$11,573	$1,291	$—
Derivative liabilities, net:
Interest rate contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(765)	256	—	(57)	—	—	—	(566)	(187)	—
Other contracts	(10)	(23)	—	17	—	—	—	(16)	23	—
Total derivative liabilities, net(b)	(775)	233	—	(40)	—	—	—	(582)	(164)	—
Fortitude Re funds withheld payable	3,795	(14)	—	(118)	—	—	—	3,663	234	—
Total(c)	$15,042	$(430)	$—	$42	$—	$—	$—	$14,654	$1,361	$—

Corebridge | First Quarter 2026 Form 10-Q 18

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$745	$—	$14	$(1)	$24	$—	$—	$782	$—	$7
Corporate debt	1,834	(4)	24	105	333	(1,208)	—	1,084	—	15
RMBS	6,045	58	83	54	58	(94)	—	6,204	—	86
CMBS	621	5	18	(8)	68	—	—	704	—	16
CLO	2,162	7	2	81	—	(93)	—	2,159	—	3
ABS	17,566	102	182	832	124	(38)	—	18,768	—	143
Total bonds available-for-sale	28,973	168	323	1,063	607	(1,433)	—	29,701	—	270
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	209	(3)	—	(13)	8	(187)	—	14	(3)	—
RMBS	98	3	—	(4)	—	(8)	—	89	2	—
CMBS	14	2	—	—	—	—	—	16	1	—
CLO	59	1	—	(2)	—	(6)	—	52	1	—
ABS	1,160	16	—	(28)	—	—	—	1,148	7	—
Total other bond securities	1,541	19	—	(47)	8	(201)	—	1,320	8	—
Equity securities	41	—	—	—	—	—	—	41	—	—
Other invested assets	1,647	4	19	3	—	(40)	—	1,633	5	—
Total(a)	$32,202	$191	$342	$1,019	$615	$(1,674)	$—	$32,695	$13	$270
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,415	$(222)	$—	$148	$—	$—	$—	$9,341	$784	$—
Derivative liabilities, net:
Interest rate contracts	(364)	54	—	27	—	—	—	(283)	99	—
Equity contracts	(645)	107	—	(9)	—	—	—	(547)	(112)	—
Other contracts	(11)	(16)	—	16	—	—	—	(11)	16	—
Total derivative liabilities, net(b)	(1,020)	145	—	34	—	—	—	(841)	3	—
Fortitude Re funds withheld payable	2,223	596	—	(17)	—	—	51	2,853	(273)	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$10,618	$519	$—	$165	$—	$—	$51	$11,353	$514	$—
(a)Excludes MRB assets of $2.6 billion at March 31, 2026 and $1.2 billion at March 31, 2025. See Note 14 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $7.3 billion at March 31, 2026 and $6.3 billion at March 31, 2025. See Note 14 for additional information.

Corebridge | First Quarter 2026 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Policy Fees	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended March 31, 2026
Assets:
Bonds available-for-sale	$—	$29	$(24)	$—	$5
Other bond securities	—	(14)	—	—	(14)
Equity securities	—	(20)	—	—	(20)
Other invested assets	—	(6)	1	—	(5)
Three Months Ended March 31, 2025
Assets:
Bonds available-for-sale	$—	$146	$22	$—	$168
Other bond securities	—	19	—	—	19
Equity securities	—	—	—	—	—
Other invested assets	—	4	—	—	4
Three Months Ended March 31, 2026
Liabilities:
Policyholder contract deposits(b)	$—	$—	$649	$—	$649
Derivative liabilities, net	16	—	(249)	—	(233)
Fortitude Re funds withheld payable	—	—	14	—	14
Market risk benefit liabilities, net(c)	—	—	—	(378)	(378)
Three Months Ended March 31, 2025
Liabilities:
Policyholder contract deposits(b)	$—	$—	$222	$—	$222
Derivative liabilities, net	15	—	(160)	—	(145)
Fortitude Re funds withheld payable	—	—	(596)	—	(596)
Market risk benefit liabilities, net(c)	—	—	(2)	(575)	(577)
(a)The portion of the fair value change attributable to our own credit risk is recognized in Other comprehensive income (loss) (“OCI”).
(b)Primarily embedded derivatives.
(c)Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | First Quarter 2026 Form 10-Q 20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three months ended March 31, 2026 and 2025 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net

Three Months Ended March 31, 2026
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$13	$(23)	$—	$(10)
Corporate debt	190	—	(192)	(2)
RMBS	453	(79)	(176)	198
CMBS	17	(5)	(65)	(53)
CLO	98	—	(2)	96
ABS	1,422	(342)	(825)	255
Total bonds available-for-sale	2,193	(449)	(1,260)	484
Other bond securities:
Corporate debt	12	—	(8)	4
RMBS	—	—	(1)	(1)
CMBS	—	—	(10)	(10)
CLO	—	—	—	—
ABS	40	(37)	(58)	(55)
Total other bond securities	52	(37)	(77)	(62)
Equity securities	—	—	—	—
Other invested assets	7	—	(14)	(7)
Total assets*	$2,252	$(486)	$(1,351)	$415
Liabilities:
Policyholder contract deposits	$—	$430	$(230)	$200
Derivative liabilities, net	—	—	(40)	(40)
Fortitude Re funds withheld payable	—	—	(118)	(118)
Total liabilities	$—	$430	$(388)	$42

Three Months Ended March 31, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$25	$(25)	$(1)	$(1)
Corporate debt	340	(86)	(149)	105
RMBS	266	(43)	(169)	54
CMBS	7	(7)	(8)	(8)
CLO	183	—	(102)	81
ABS	1,880	(539)	(509)	832
Total bonds available-for-sale	2,701	(700)	(938)	1,063
Other bond securities:
Corporate debt	5	(13)	(5)	(13)
RMBS	14	(14)	(4)	(4)
CMBS	—	—	—	—
CLO	—	—	(2)	(2)
ABS	38	(17)	(49)	(28)
Total other bond securities	57	(44)	(60)	(47)
Equity securities	—	—	—	—
Other invested assets	130	—	(127)	3
Total assets*	$2,888	$(744)	$(1,125)	$1,019
Liabilities:
Policyholder contract deposits	$—	$309	$(161)	$148
Derivative liabilities, net	—	—	34	34
Fortitude Re funds withheld payable	—	—	(17)	(17)
Total liabilities	$—	$309	$(144)	$165
*There were no issuances during the three months ended March 31, 2026 and 2025 for invested assets.

Corebridge | First Quarter 2026 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2026 and 2025 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $17 million and $4 million of net gains (losses) related to assets transferred into Level 3 during the three months ended March 31, 2026 and 2025, respectively, and includes $(12) million and $14 million of net gains (losses) related to assets transferred out of Level 3 during the three months ended March 31, 2026 and 2025, respectively.
Transfers of Level 3 Assets
During the three months ended March 31, 2026 and 2025, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, CMBS, CLO and ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three months ended March 31, 2026 and 2025, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO, ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three months ended March 31, 2026 and 2025.
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

(in millions)	Fair Value at March 31, 2026	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$720	Discounted cash flow	Yield	5.64% - 5.93% (5.78%)
Corporate debt	$808	Discounted cash flow	Yield	5.05% - 6.61% (5.83%)
RMBS(c)	$2,204	Discounted cash flow	Prepayment speed	3.79% - 7.19% (5.49%)
			Default rate	0.46% - 1.85% (1.15%)
			Yield	5.33% - 6.64% (5.98%)
			Loss severity	39.82% - 66.46% (53.14%)
CLO(c)	$1,952	Discounted cash flow	Yield	4.91% - 8.56% (6.19%)
ABS(c)	$17,751	Discounted cash flow	Yield	5.10% - 7.07% (6.08%)
CMBS	$700	Discounted cash flow	Yield	4.95% - 15.67% (10.31%)
Market risk benefit assets	$2,628	Discounted cash flow	Equity volatility	6.45% - 50.65%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.25% - 2.49%

Corebridge | First Quarter 2026 Form 10-Q 22

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at March 31, 2026	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,659	Discounted cash flow	Equity volatility	6.45% - 50.65%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.25% - 2.49%
Fixed annuities guaranteed benefits	$1,823	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.46% - 2.49%
Fixed index annuities guaranteed benefits	$3,851	Discounted cash flow	Equity volatility	6.45% - 50.65%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.46% - 2.49%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$9,602	Discounted cash flow	Equity volatility	6.45% - 50.65%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.46% - 2.49%
Registered index-linked annuities	$721	Discounted cash flow	Equity volatility	6.45% - 50.65%
			Base lapse rate	1.00% - 50.00%
			Dynamic lapse multiplier(e)	95.00% - 220.00%
			Mortality multiplier(e)(f)	96.65% - 147.29%
			Utilization(g)	1.70% - 18.09%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.46% - 2.49%

Index universal life	$1,250	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.88% - 22.08%
			NPA(h)	0.46% - 2.49%

Corebridge | First Quarter 2026 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$723	Discounted cash flow	Yield	5.62% - 5.87% (5.74%)
Corporate debt	$701	Discounted cash flow	Yield	4.92% - 7.62% (5.80%)
RMBS(c)	$2,847	Discounted cash flow	Prepayment speed	4.11% - 7.62% (5.87%)
			Default rate	0.39% - 1.98% (1.18%)
			Yield	5.17% - 6.39% (5.78%)
			Loss severity	38.09% - 84.11% (61.10%)
CLO(c)	$1,939	Discounted cash flow	Yield	5.02% - 6.32% (5.67%)
ABS(c)	$18,129	Discounted cash flow	Yield	4.64% - 7.24% (5.94%)
CMBS	$696	Discounted cash flow	Yield	3.80% - 19.92% (11.58%)
Market risk benefit assets	$2,392	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.15% - 2.13%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,651	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.15% - 2.13%
Fixed annuities guaranteed benefits	$1,817	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(g)	0.16% - 2.13%
Fixed index annuities guaranteed benefits	$3,841	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.16% - 2.13%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$9,996	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.16% - 2.13%

Corebridge | First Quarter 2026 Form 10-Q 24

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Registered index-linked annuities(i)	$765	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	1.00% - 50.00%
			Dynamic lapse multiplier(e)	95.00% - 220.00%
			Mortality multiplier(e)(f)	96.65% - 147.29%
			Utilization(g)	1.70% - 18.09%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.16% - 2.13%
Index universal life	$1,261	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.88% - 20.17%
			NPA(h)	0.16% - 2.13%
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
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $2.0 billion and $2.0 billion at March 31, 2026 and December 31, 2025, respectively.
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

Corebridge | First Quarter 2026 Form 10-Q 25

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

Corebridge | First Quarter 2026 Form 10-Q 26

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Three months Ended March 31,
(in millions)	2026	2025
Assets:
Other bond securities(a)	$11	$139
Alternative investments(b)	88	49
Total assets	99	188
Liabilities:
Policyholder contract deposits(c)	—	(2)
Total liabilities	—	(2)
Total gain (loss)	$99	$186
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
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2026	2025
March 31, 2026
Other investments	$—	$—	$43	$43	$23	$—
Total	$—	$—	$43	$43	$23	$—
December 31, 2025
Other investments	$—	$—	$164	$164
Total	$—	$—	$164	$164
FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
March 31, 2026
Assets:
Mortgage and other loans receivable	$—	$26	$52,040	$52,066	$54,353
Other invested assets	—	303	—	303	303
Short-term investments	—	3,014	—	3,014	3,014
Cash	373	—	—	373	373
Other assets*	—	1	2,411	2,412	2,688
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	46	166,052	166,098	165,327
Fortitude Re funds withheld payable	—	—	19,435	19,435	19,435
Other liabilities	—	6,212	5	6,217	6,212
Long-term debt	—	8,960	—	8,960	9,361
Debt of consolidated investment entities	—	26	1,395	1,421	1,563
Separate account liabilities - investment contracts	—	85,879	—	85,879	85,879

Corebridge | First Quarter 2026 Form 10-Q 27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

	Estimated Fair Value
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
*    Primarily includes balances related to reinsurance deposit assets.

5. Investments
SECURITIES AVAILABLE-FOR-SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs	Allowance for Credit Losses(a)	Gross Unrealized Gains(b)	Gross Unrealized Losses(b)	Fair Value
March 31, 2026
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,661	$—	$7	$(341)	$1,327
Obligations of states, municipalities and political subdivisions	4,835	—	25	(691)	4,169
Non-U.S. governments	4,781	—	43	(699)	4,125
Corporate debt	135,689	(129)	1,300	(15,662)	121,198
Mortgage-backed, asset-backed and collateralized:
RMBS	16,791	(10)	581	(618)	16,744
CMBS	9,955	(22)	67	(508)	9,492
CLO	8,788	—	54	(87)	8,755
ABS	22,252	(7)	174	(556)	21,863
Total mortgage-backed, asset-backed and collateralized	57,786	(39)	876	(1,769)	56,854
Total bonds available-for-sale	$204,752	$(168)	$2,251	$(19,162)	$187,673

December 31, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,655	$—	$11	$(329)	$1,337
Obligations of states, municipalities and political subdivisions	5,146	—	30	(690)	4,486
Non-U.S. governments	5,021	—	83	(617)	4,487
Corporate debt	134,444	(94)	2,099	(14,378)	122,071
Mortgage-backed, asset-backed and collateralized:
RMBS	16,297	(8)	658	(597)	16,350
CMBS	9,749	(23)	78	(497)	9,307
CLO	9,036	—	104	(48)	9,092
ABS	22,500	(5)	259	(503)	22,251
Total mortgage-backed, asset-backed and collateralized	57,582	(36)	1,099	(1,645)	57,000
Total bonds available-for-sale	$203,848	$(130)	$3,322	$(17,659)	$189,381
(a)Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)Includes mark-to-market movement (“MTM”) relating to embedded derivatives and fair value hedge basis adjustment.

Corebridge | First Quarter 2026 Form 10-Q 28

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

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*
March 31, 2026
Bonds available-for-sale:
U.S. government and government sponsored entities	$72	$2	$872	$339	$944	$341
Obligations of states, municipalities and political subdivisions	522	54	2,929	637	3,451	691
Non-U.S. governments	935	70	2,113	629	3,048	699
Corporate debt	30,961	1,772	51,582	13,824	82,543	15,596
RMBS	3,210	84	4,574	517	7,784	601
CMBS	2,400	20	4,557	484	6,957	504
CLO	3,964	56	1,619	31	5,583	87
ABS	5,984	91	5,416	465	11,400	556
Total bonds available-for-sale	$48,048	$2,149	$73,662	$16,926	$121,710	$19,075

December 31, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$54	$1	$875	$328	$929	$329
Obligations of states, municipalities and political subdivisions	407	46	3,303	644	3,710	690
Non-U.S. governments	360	32	2,515	585	2,875	617
Corporate debt	16,178	1,351	55,136	13,002	71,314	14,353
RMBS	1,949	139	4,146	446	6,095	585
CMBS	1,023	14	4,785	478	5,808	492
CLO	2,826	36	658	12	3,484	48
ABS	3,231	66	5,697	437	8,928	503
Total bonds available-for-sale	$26,028	$1,685	$77,115	$15,932	$103,143	$17,617
*Includes mark to market movement relating to embedded derivatives and fair value hedge basis adjustment.
At March 31, 2026, we held 12,907 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 8,390 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2025, we held 11,154 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 8,986 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2026 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available-for-Sale
The following table presents the amortized cost and fair value of fixed maturity securities available-for-sale by contractual maturity:

	Total Fixed Maturity Securities Available-for-sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
March 31, 2026
Due in one year or less	$3,318	$3,310
Due after one year through five years	26,702	26,468
Due after five years through ten years	31,302	30,812
Due after ten years	85,515	70,229
Mortgage-backed, asset-backed and collateralized	57,747	56,854
Total	$204,584	$187,673
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Corebridge | First Quarter 2026 Form 10-Q 29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-sale securities:

	Three Months Ended March 31,
	2026		2025
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$40	$(239)	$23	$(179)
For the three months ended March 31, 2026 and 2025, the aggregate fair value of available-for-sale securities sold was $ 2.4 billion and $3.1 billion, respectively, which resulted in Net realized gains (losses) of $(199) million and $(156) million, respectively. Included within the Net realized gains (losses) are $(13) million and $(15) million of realized gains (losses) for the three months ended March 31, 2026 and 2025, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	March 31, 2026		December 31, 2025
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$191	3%	$192	4%
Obligations of states, municipalities and political subdivisions	34	1	34	1
Non-U.S. governments	72	1	75	1
Corporate debt	2,966	45	2,914	53
Mortgage-backed, asset-backed and collateralized:
RMBS	134	2	137	2
CMBS	203	3	217	4
CLO	591	9	585	11
ABS	1,195	18	1,253	23
Total mortgage-backed, asset-backed and collateralized	2,123	32	2,192	40
Total fixed maturity securities	5,386	82	5,407	99
Equity securities	1,157	18	79	1
Total	$6,543	100%	$5,486	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	March 31, 2026	December 31, 2025
Alternative investments(a)(b)	$8,197	$8,123
Investment real estate(c)	1,023	985
All other investments(d)	1,130	1,127
Total	$10,350	$10,235
(a)At March 31, 2026, included hedge funds of $108 million and private equity funds of $8.1 billion. At December 31, 2025, included hedge funds of $121 million and private equity funds of $8.0 billion.
(b)All liquid hedge fund investments have been redeemed. The remaining investments, excluding those in the modco agreement with Fortitude Re, are in illiquid and/or side pocket vehicles whose liquidation horizons are uncertain and likely to extend over the coming quarters and/or years.
(c)Net of accumulated depreciation of $436 million and $406 million as of March 31, 2026 and December 31, 2025, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at March 31, 2026 and December 31, 2025, respectively.
Other Invested Assets – Equity Method Investments
The carrying amount of equity method investments totaled $2.8 billion and $2.8 billion as of March 31, 2026 and December 31, 2025, respectively, representing various ownership percentages each period.

Corebridge | First Quarter 2026 Form 10-Q 30

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended March 31,
Available-for-sale fixed maturity securities, including short-term investments	$2,400	$177	$2,577	$2,269	$175	$2,444
Other fixed maturity securities	(9)	20	11	19	120	139
Equity securities	(11)	—	(11)	(2)	—	(2)
Interest on mortgage and other loans	675	36	711	665	43	708
Alternative investments*	59	33	92	80	4	84
Real estate	9	(1)	8	5	(2)	3
Other investments	20	—	20	(2)	—	(2)
Total investment income	3,143	265	3,408	3,034	340	3,374
Investment expenses	206	5	211	176	9	185
Net investment income	$2,937	$260	$3,197	$2,858	$331	$3,189
*Included income from hedge funds and private equity funds. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended March 31,
Sales of fixed maturity securities	$(186)	$(13)	$(199)	$(141)	$(15)	$(156)
Intent to sell	(60)	—	(60)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(56)	—	(56)	(20)	(8)	(28)
Change in allowance for credit losses on loans	(22)	(11)	(33)	(16)	(2)	(18)
Foreign exchange transactions, net of related hedges	200	7	207	(121)	13	(108)
Index-Linked interest credited embedded derivatives, net of related hedges	(41)	—	(41)	(288)	—	(288)
All other derivatives and hedge accounting*	(178)	12	(166)	(244)	37	(207)
Sales of alternative investments and real estate investments	7	(7)	—	12	(2)	10
Other	7	(9)	(2)	(4)	(19)	(23)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(329)	(21)	(350)	(822)	4	(818)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	14	14	—	(596)	(596)
Net realized losses	$(329)	$(7)	$(336)	$(822)	$(592)	$(1,414)
*    Derivative activity related to hedging certain MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Three Months Ended March 31,
(in millions)	2026	2025
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(2,562)	$2,019
Other investments	—	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(2,562)	$2,019

Corebridge | First Quarter 2026 Form 10-Q 31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

	2026			2025
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Three Months Ended March 31,
Net gains (losses) recognized during the period on equity securities and other investments	$(11)	$119	$108	$(2)	$65	$63
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	30	4	34	16	(1)	15
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(41)	$115	$74	$(18)	$66	$48
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

	2026			2025
(in millions)	Structured	Non-Structured	Total	Structured	Non-Structured	Total
Three Months Ended March 31,
Balance, beginning of year	$36	$94	$130	$33	$86	$119
Additions:
Securities for which allowance for credit losses were not previously recorded	7	34	41	—	40	40
Reductions:
Securities sold during the period	(3)	(1)	(4)	—	(2)	(2)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	(1)	16	15	1	(13)	(12)
Write-offs charged against the allowance	—	(14)	(14)	(3)	(28)	(31)
Balance, end of period	$39	$129	$168	$31	$83	$114
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	March 31, 2026	December 31, 2025
Fixed maturity securities available-for-sale	$6,169	$4,405
At March 31, 2026 and December 31, 2025, amounts borrowed under repurchase and securities lending agreements totaled $6.2 billion and $4.5 billion, respectively.

Corebridge | First Quarter 2026 Form 10-Q 32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
March 31, 2026
Bonds available-for-sale:
Non-U.S. governments	$—	$—	$30	$—	$—	$30
Corporate debt	6	—	3,118	—	—	3,124
Total	$6	$—	$3,148	$—	$—	$3,154
December 31, 2025
Bonds available-for-sale:
Non-U.S. governments	$—	$25	$34	$—	$—	$59
Corporate debt	6	598	486	—	—	1,090
Total	$6	$623	$520	$—	$—	$1,149
The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Securities Lending Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
March 31, 2026
Bonds available for sale:
Non-U.S. government	$—	$25	$16	$—	$—	$41
Corporate debt	—	1,752	1,222	—	—	2,974
Total	$—	$1,777	$1,238	$—	$—	$3,015
December 31, 2025
Bonds available-for-sale:
Non-U.S. government	$—	$57	$—	$—	$—	$57
Corporate debt	—	3,199	—	—	—	3,199
Total	$—	$3,256	$—	$—	$—	$3,256
There were no reverse repurchase agreements at March 31, 2026 and December 31, 2025.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $11.8 billion and $12.1 billion at March 31, 2026 and December 31, 2025, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLBs”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $303 million and $306 million of stock in FHLBs at March 31, 2026 and December 31, 2025, respectively. In addition, our subsidiaries have pledged securities available-for-sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.1 billion and $8.2 billion, respectively, at March 31, 2026 and $2.9 billion and $8.5 billion, respectively, at December 31, 2025.
Certain GICs recorded in policyholder contract deposits with a carrying value of $63 million and $48 million at March 31, 2026 and December 31, 2025, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $119 million and $121 million at March 31, 2026 and December 31, 2025, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.

Corebridge | First Quarter 2026 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $637 million and $650 million at March 31, 2026 and December 31, 2025, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modified coinsurance.

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	March 31, 2026	December 31, 2025
Commercial mortgages(a)	$36,846	$37,009
Residential mortgages	13,897	13,839
Life insurance policy loans	1,685	1,694
Commercial loans, other loans and notes receivable(b)	2,678	2,666
Total mortgage and other loans receivable	55,106	55,208
Allowance for credit losses(c)	(753)	(727)
Mortgage and other loans receivable, net	$54,353	$54,481
(a)Commercial mortgages primarily represent loans for apartments, offices and industrial properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 17% and 10%, respectively, at March 31, 2026, and 17% and 10%, respectively, at December 31, 2025). The weighted average loan-to-value ratio for NY and CA was 67% and 57% at March 31, 2026, respectively, and 66% and 57% at December 31, 2025, respectively. The debt service coverage ratio for NY and CA was 1.9X and 2.1X at March 31, 2026, respectively, and 1.9X and 2.1X at December 31, 2025, respectively.
(b)There were no loans that were held for sale which are carried at lower of cost or market as of March 31, 2026 and December 31, 2025.
(c)Does not include allowance for credit losses of $7 million and $7 million at March 31, 2026 and December 31, 2025, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of March 31, 2026, $171 million and $0.9 billion of residential mortgage loans and commercial mortgage loans, respectively, are in nonaccrual status. As of December 31, 2025, $128 million and $0.9 billion of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of March 31, 2026, accrued interest receivable was $124 million and $155 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2025, accrued interest receivable was $107 million and $175 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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

Corebridge | First Quarter 2026 Form 10-Q 34

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
CREDIT QUALITY OF COMMERCIAL AND RESIDENTIAL MORTGAGES
The following table presents debt service coverage ratios for commercial mortgages by year of vintage*:

March 31, 2026
(in millions)	2026	2025	2024	2023	2022	Prior	Total
>1.2X	$1,017	$4,648	$3,932	$1,615	$5,631	$15,880	$32,723
1.00 - 1.20X	46	184	187	279	465	1,963	3,124
<1.00X	—	—	—	23	42	934	999
Total commercial mortgages	$1,063	$4,832	$4,119	$1,917	$6,138	$18,777	$36,846
December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
>1.2X	$4,633	$4,154	$1,695	$5,876	$2,333	$14,172	$32,863
1.00 - 1.20X	185	217	275	464	73	1,932	3,146
<1.00X	—	—	23	42	92	843	1,000
Total commercial mortgages	$4,818	$4,371	$1,993	$6,382	$2,498	$16,947	$37,009
*The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended March 31, 2026 and December 31, 2025. The debt service coverage ratios are updated when additional relevant information becomes available.
The following table presents loan-to-value ratios for commercial mortgages by year of vintage*:

March 31, 2026
(in millions)	2026	2025	2024	2023	2022	Prior	Total
Less than 65%	$913	$4,025	$3,560	$1,798	$3,582	$11,525	$25,403
65% to 75%	150	807	559	96	1,874	4,983	8,469
76% to 80%	—	—	—	—	310	588	898
Greater than 80%	—	—	—	23	372	1,681	2,076
Total commercial mortgages	$1,063	$4,832	$4,119	$1,917	$6,138	$18,777	$36,846
December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
Less than 65%	$4,007	$3,806	$1,824	$3,731	$1,815	$10,145	$25,328
65% to 75%	811	565	146	2,275	421	4,776	8,994
76% to 80%	—	—	—	1	42	549	592
Greater than 80%	—	—	23	375	220	1,477	2,095
Total commercial mortgages	$4,818	$4,371	$1,993	$6,382	$2,498	$16,947	$37,009
*The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 61% at March 31, 2026 and 60% at December 31, 2025. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
March 31, 2026
Credit Quality Performance Indicator:
In good standing	564	$13,894	$7,478	$3,916	$8,320	$1,921	$777	$36,306	99%
90 days or less delinquent	—	—	—	—	—	—	—	—	—%
>90 days delinquent or in process of foreclosure(a)	4	—	354	186	—	—	—	540	1%
Total(b)	568	$13,894	$7,832	$4,102	$8,320	$1,921	$777	$36,846	100%
Allowance for credit losses		$26	$355	$181	$8	$25	$2	$597	2%

Corebridge | First Quarter 2026 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total

December 31, 2025
Credit Quality Performance Indicator:
In good standing	576	$13,688	$7,675	$4,114	$8,163	$2,037	$778	$36,455	99%
90 days or less delinquent	1	—	15	—	—	—	—	15	—%
>90 days delinquent or in process of foreclosure	4	1	352	186	—	—	—	539	1%
Total(b)	581	$13,689	$8,042	$4,300	$8,163	$2,037	$778	$37,009	100%
Allowance for credit losses		$28	$360	$164	$14	$27	$1	$594	2%
(a)Includes $21 million of Retail loans and $13 million of Office loans supporting the Fortitude Re Funds Withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at March 31, 2026
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

March 31, 2026
(in millions)	2026	2025	2024	2023	2022	Prior	Total
FICO*:
780 and greater	$71	$694	$1,003	$556	$614	$3,438	$6,376
720 - 779	181	1,037	1,695	905	519	1,050	5,387
660 - 719	40	285	569	275	164	492	1,825
600 - 659	—	—	—	9	24	169	202
Less than 600	—	—	—	9	20	78	107
Total residential mortgages	$292	$2,016	$3,267	$1,754	$1,341	$5,227	$13,897

December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO*:
780 and greater	$595	$974	$570	$616	$2,129	$1,384	$6,268
720 - 779	1,044	1,740	926	529	509	543	5,291
660 - 719	287	578	292	180	125	349	1,811
600 - 659	107	54	17	28	15	158	379
Less than 600	—	—	5	12	7	66	90
Total residential mortgages	$2,033	$3,346	$1,810	$1,365	$2,785	$2,500	$13,839

*Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On March 31, 2026 and December 31, 2025 residential loans direct to consumers totaled $7.7 billion and $7.8 billion, respectively.
ALLOWANCE FOR CREDIT LOSSES
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable*:

Three Months Ended March 31,	2026			2025
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$594	$133	$727	$626	$145	$771
Loans charged off	(5)	(2)	(7)	(8)	—	(8)
Net charge-offs	(5)	(2)	(7)	(8)	—	(8)
Addition to (release of) allowance for loan losses	8	25	33	38	(9)	29
Allowance, end of period	$597	$156	$753	$656	$136	$792
*Does not include allowance for credit losses of $7 million and $9 million, respectively at March 31, 2026 and, 2025, in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.
Our expectations and models used to estimate the allowance for losses on commercial and residential mortgage loans are regularly updated to reflect the current economic environment.

Corebridge | First Quarter 2026 Form 10-Q 36

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
Corebridge did not modify any loans to borrowers experiencing financial difficulty during the three months ended March 31,2026 and 2025.
There were no loans that defaulted during the three months ended March 31, 2026 that had been previously modified with borrowers experiencing financial difficulties.
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
On August 1, 2025 and January 2, 2026, AGL and USL closed their coinsurance and modco reinsurance agreements with CSLR, effective as of August 1, 2025 and January 1, 2026, respectively. Under the terms of these reinsurance agreements, AGL and USL reinsured 100% of their individual variable annuity contracts. The majority of the variable annuity contracts are considered investment contracts as they do not contain significant insurance risk; therefore, the reinsurance of such contracts are accounted for under deposit accounting. As of the closing dates, we transferred to the reinsurer $2.1 billion of assets primarily consisting of fixed maturity securities supporting the general account liabilities, net of a ceding commission. At inception, we recorded a net deposit asset of $2.8 billion, which includes a $2.2 billion deferred gain, reported in Other assets in the Condensed Consolidated Balance Sheets. The net deposit asset was $2.7 billion and $2.5 billion as of March 31, 2026 and December 31, 2025, respectively. The deferred gain is amortized into income over the estimated remaining life of the reinsured contracts. Additionally, $48.7 billion of separate account liabilities were ceded under the modco portion of the agreement. Refer to Note 1 for additional information related to the reinsurance agreement.

Corebridge | First Quarter 2026 Form 10-Q 37

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
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	March 31, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available-for-sale	$12,286	$12,286	$12,739	$12,739	Fair value through other comprehensive income
Fixed maturity securities - fair value option	4,998	4,998	4,982	4,982	Fair value through net investment income
Commercial mortgage loans	2,656	2,464	2,745	2,594	Amortized cost
Real estate investments	95	129	118	165	Amortized cost
Private equity funds/hedge funds	1,762	1,762	1,800	1,800	Fair value through net investment income
Policy loans	299	299	302	302	Amortized cost
Short-term Investments	266	266	399	399	Fair value through net investment income
Funds withheld investment assets	22,362	22,204	23,085	22,981
Derivative assets, net(a)	—	—	—	—	Fair value through realized gains (losses)
Other(b)	894	894	667	667	Amortized cost
Total	$23,256	$23,098	$23,752	$23,648
(a)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $0 million and $562 million, respectively, as of March 31, 2026. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $0 million and $615 million, respectively, as of December 31, 2025. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Net investment income - Fortitude Re funds withheld assets	$260	$331
Net realized losses on Fortitude Re funds withheld assets:
Net realized gains (losses) Fortitude Re funds withheld assets	(21)	4
Net realized gains (losses) Fortitude Re funds withheld embedded derivatives	14	(596)
Net realized losses - Fortitude Re funds withheld assets	(7)	(592)
Income (loss) before income tax expense (benefit)	253	(261)
Income tax expense (benefit)*	53	(55)
Net income (loss)	200	(206)
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available-for-sale*	(154)	163
Comprehensive income (loss)	$46	$(43)
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

Corebridge | First Quarter 2026 Form 10-Q 38

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance
REINSURANCE – CREDIT LOSSES
The total reinsurance recoverables as of March 31, 2026 were $25.7 billion. As of that date, utilizing Corebridge’s Obligor Risk Ratings, (i) approximately 100% of the reinsurance recoverables were investment grade, (ii) approximately 0% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended March 31,
(in millions)	2026	2025
Balance, beginning of period	$6	$12
Current period provision for expected credit losses and disputes	—	(2)
Write-offs charged against the allowance for credit losses and disputes	—	—
Balance, end of period	$6	$10
There were no material recoveries of credit losses previously written off for the three months ended March 31, 2026 or 2025.
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

Corebridge | First Quarter 2026 Form 10-Q 39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities

BALANCE SHEET CLASSIFICATION AND EXPOSURE TO LOSS
Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
March 31, 2026
Assets:
Bonds available-for-sale	$25	$—	$25
Other bond securities	28	—	28
Equity securities	—	—	—
Mortgage and other loans receivable	—	1,654	1,654
Other invested assets
Alternative investments(a)	2,501	—	2,501
Investment real estate	468	—	468
Short-term investments	111	—	111
Cash	35	—	35
Accrued investment income	—	5	5
Other assets	45	—	45
Total assets(b)	$3,213	$1,659	$4,872
Liabilities:
Debt of consolidated investment entities	$444	$864	$1,308
Other liabilities	38	—	38
Total liabilities	$482	$864	$1,346

December 31, 2025
Assets:
Bonds available-for-sale	$33	$—	$33
Other bond securities	37	—	37
Equity securities	—	—	—
Mortgage and other loans receivable	—	1,750	1,750
Other invested assets
Alternative investments(a)	2,575	—	2,575
Investment real estate	492	—	492
Short-term investments	93	—	93
Cash	38	—	38
Accrued investment income	—	5	5
Other assets	50	—	50
Total assets(b)	$3,318	$1,755	$5,073
Liabilities:
Debt of consolidated investment entities	$409	$883	$1,292
Other liabilities	39	—	39
Total liabilities	$448	$883	$1,331
(a)Composed primarily of investments in real estate joint ventures at March 31, 2026 and December 31, 2025.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At March 31, 2026 and December 31, 2025, the Company had commitments to internal parties of $0.8 billion and $0.9 billion and commitments to external parties of $0.3 billion and $0.3 billion, respectively.

Corebridge | First Quarter 2026 Form 10-Q 40

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities

The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Statements of Income (Loss):

	Real Estate and	Securitization
	Investment	and Repackaging
(in millions)	Entities	Vehicles	Total
Three Months Ended March 31, 2026
Total revenue	$(17)	$16	$(1)
Net (loss) attributable to noncontrolling interests	(11)	—	(11)
Net income (loss) attributable to Corebridge	(13)	11	(2)
Three Months Ended March 31, 2025
Total revenue	$28	$18	$46
Net income attributable to noncontrolling interests	5	—	5
Net income attributable to Corebridge	17	12	29
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
March 31, 2026
Real estate and investment entities(a)	$501,838	$6,685	$3,139	$9,824
Total	$501,838	$6,685	$3,139	$9,824
December 31, 2025
Real estate and investment entities(a)	$501,904	$6,249	$3,405	$9,654
Total	$501,904	$6,249	$3,405	$9,654
(a)Composed primarily of hedge funds and private equity funds.
(b)At March 31, 2026 and December 31, 2025, $6.7 billion and $6.2 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
Additionally, Corebridge is a passive investor in certain investment vehicles that securitized certain secured loans, bank loans and residential mortgage loans. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of March 31, 2026, the total VIE assets of these securitizations are $2.5 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.5 billion. As of December 31, 2025, the total VIE assets of these securitizations are $2.5 billion, of which Corebridge’s maximum exposure to loss is $2.5 billion.

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

Corebridge | First Quarter 2026 Form 10-Q 41

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
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2026				December 31, 2025
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$10,260	$329	$11,756	$310	$11,987	$364	$9,734	$234
Foreign exchange contracts	7,931	429	2,103	106	3,855	252	8,128	236
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	19,233	520	25,295	1,351	19,672	552	25,397	1,399
Foreign exchange contracts	8,935	521	6,094	329	6,139	459	6,847	318
Equity contracts	72,962	6,330	61,066	3,403	66,780	8,388	64,855	4,900
Credit contracts(b)	6,500	185	—	—	—	—	—	—
Other contracts(c)	49,224	18	58	2	49,020	14	212	4
Total derivatives, gross(d)	$175,045	$8,332	$106,372	$5,501	$157,453	$10,029	$115,173	$7,091
Counterparty netting(e)		(4,717)		(4,717)		(6,106)		(6,106)
Cash collateral(f)		(2,697)		(599)		(3,482)		(686)
Total Derivatives on Condensed Consolidated Balance Sheets(g)		$918		$185		$441		$299
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
(d)Includes $14.5 billion and $20.5 billion of notional amounts associated with reinsurance agreements at March 31, 2026 and December 31, 2025.
(e)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(f)Represents cash collateral posted and received that is eligible for netting.
(g)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. All derivative transactions are with third parties. The fair value of assets related to bifurcated embedded derivatives were both zero at March 31, 2026 and December 31, 2025. The fair value of liabilities related to bifurcated embedded derivatives was $15.4 billion and $16.0 billion at March 31, 2026 and December 31, 2025, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components; bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.

Corebridge | First Quarter 2026 Form 10-Q 42

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

As of March 31, 2026 and December 31, 2025, the following amounts were recorded on the Condensed Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	March 31, 2026		December 31, 2025
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available-for-sale, at fair value(a)	$11,316	$(11)	$11,984	$(7)
Commercial mortgage and other loans(b)	$—	$(18)	$—	$(19)
Policyholder contract deposits(c)	$(13,627)	$3	$(13,022)	$(48)
(a)These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2026, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.0 billion, the amount of the designated hedged item was $2.7 billion, and the cumulative basis adjustment associated with these hedging relationships was $(11) million. At December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.0 billion, the amount of the designated hedged item was $2.7 billion, and the cumulative basis adjustment associated with these hedging relationships was $(7) million.
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
Collateral posted by us to third parties for derivative transactions was $1.3 billion and $1.2 billion at March 31, 2026 and December 31, 2025, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $3.9 billion and $4.0 billion at March 31, 2026 and December 31, 2025, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
HEDGE ACCOUNTING
We designated certain derivatives entered into with third parties as fair value hedges of available-for-sale securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards and cross-currency swaps designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. We also designated certain interest rate swaps entered into with third parties as fair value hedges of fixed rate GICs attributable to changes in benchmark interest rates. In December 2025, we also entered into certain interest rate swap contracts designated as fair value portfolio layer hedges of available-for-sale investment securities.

Corebridge | First Quarter 2026 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

In 2022 we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances and we recognized derivative gains in AOCI. In each of the three months ended March 31, 2026 and 2025, $7 million and $7 million has been reclassified into Interest expense. The remaining amount in AOCI, of $111 million, will be reclassified into Interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
For additional information related to the debt issuances, see Note 15 to the Consolidated Financial Statements in the 2025 Form 10-K.
We also designated certain interest rate swaps as cash flow hedges of floating-rate investment assets. Related to such swaps, for the three months ended March 31, 2026, we recognized derivative gains (losses) of $(46) million in AOCI and zero in net investment income. For the three months ended March 31, 2025, we recognized derivative gains (losses) of $182 million in AOCI and $(14) million in net investment income. As it relates to such hedges, we do not expect any reclassifications into net investment income over the next 12 months and there are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the three months ended March 31, 2026 and 2025 of $2 million and $(4) million, respectively, included in Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with third parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended March 31, 2026
Interest rate contracts:
Interest credited to policyholder account balances	$(55)	$—	$54	$(1)
Net investment income	11	—	(11)	—
Foreign exchange contracts:
Realized gains (losses)	$177	$83	$(177)	$83
Three Months Ended March 31, 2025
Interest rate contracts:
Interest credited to policyholder account balances	$86	$—	$(88)	$(2)
Foreign exchange contracts:
Realized gains (losses)	$(264)	$147	$264	$147
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

Corebridge | First Quarter 2026 Form 10-Q 44

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended March 31,
(in millions)	2026	2025
By Derivative Type:
Interest rate contracts	$(124)	$(22)
Foreign exchange contracts	17	(219)
Equity contracts	(616)	(454)
Credit contracts	(110)	(69)
Other contracts	23	16
Embedded derivatives	654	246
Fortitude Re funds withheld embedded derivative	14	(596)
Total	$(142)	$(1,098)
By Classification:
Policy fees	$16	$15
Net investment income (loss) - Fortitude Re funds withheld assets	16	(2)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	(222)	(728)
Net realized gains on Fortitude Re funds withheld assets	23	25
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	14	(596)
Policyholder benefits	—	(2)
Change in the Fair value of market risk benefits *	11	190
Total	$(142)	$(1,098)
*    This represents activity related to derivatives that economically hedge changes in fair value of certain MRBs. Excludes the impact of ceding derivative gains and losses in conjunction with the reinsurance agreements with CSLR. Starting 2026, the amount presented is ceded to CSLR. See Note 1 for additional information.
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

Corebridge | First Quarter 2026 Form 10-Q 45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred policy acquisition costs related to long-duration contracts for the three months ended March 31, 2026 and 2025:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
DAC:
Balance at January 1, 2026	$3,378	$1,053	$4,162	$118	$164	$8,875
Capitalization	183	23	95	8	—	309
Amortization expense	(130)	(27)	(83)	(5)	—	(245)
Other adjustments(a)	—	—	—	—	(164)	(164)
Balance at March 31, 2026(b)	$3,431	$1,049	$4,174	$121	$—	$8,775

Balance at January 1, 2025	$3,020	$1,049	$4,127	$95	$1,990	$10,281
Capitalization	174	19	90	8	19	310
Amortization expense	(111)	(22)	(85)	(4)	(53)	(275)
Other, including foreign exchange	—	—	—	—	—	—
Balance at March 31, 2025(b)	$3,083	$1,046	$4,132	$99	$1,956	$10,316
(a)    Includes the impacts of the reinsurance agreement with CSLR. See Note 7 for additional information.
(b)    Excludes value of business acquired (“VOBA”) of $10 million and $12 million at March 31, 2026 and 2025, respectively.
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
The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the three months ended March 31, 2026 and 2025:

	Individual Retirement	Group Retirement	Corporate and Other	Total
(in millions)
Balance at January 1, 2026	$182	$140	$1	$323
Capitalization	1	—	—	1
Amortization expense	(9)	(4)	—	(13)
Other adjustments(a)	—	—	(1)	(1)
Balance at March 31, 2026	$174	$136	$—	$310
Other reconciling items(b)				4,711
Other assets, including restricted cash				$5,021

Balance at January 1, 2025	$218	$152	$70	$440
Capitalization	1	—	—	1
Amortization expense	(10)	(3)	(2)	(15)
Balance at March 31, 2025	$209	$149	$68	$426
Other reconciling items(b)				1,616
Other assets, including restricted cash				$2,042
(a)    Includes the impacts of the reinsurance agreement with CSLR. See Note 7 for additional information.
(b)    Other reconciling items include deposit assets, derivative assets, prepaid expenses, goodwill and any similar items.

Corebridge | First Quarter 2026 Form 10-Q 46

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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.
The following table presents fair value of separate account investment options:

	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
March 31, 2026
Equity funds	$28,855	$972	$698	$24,522	$55,047
Bond funds	3,116	47	1,388	3,983	8,534
Balanced funds	5,781	58	2,716	16,830	25,385
Money market funds	766	15	154	619	1,554
Total	$38,518	$1,092	$4,956	$45,954	$90,520

December 31, 2025
Equity funds	$30,683	$1,027	$721	$26,073	$58,504
Bond funds	3,160	48	1,398	4,165	8,771
Balanced funds	6,055	59	2,660	17,903	26,677
Money market funds	803	15	178	637	1,633
Total	$40,701	$1,149	$4,957	$48,778	$95,585
The following table presents the balances and changes in separate account liabilities:

	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Three Months Ended March 31, 2026
Separate accounts balance, beginning of year	$40,701	$1,149	$4,957	$48,778	$95,585
Premiums and deposits	337	8	20	407	772
Policy charges	(118)	(11)	(27)	(293)	(449)
Surrenders and withdrawals	(1,165)	(8)	(54)	(1,447)	(2,674)
Benefit payments	(154)	(2)	(10)	(263)	(429)
Investment performance	(960)	(42)	67	(1,251)	(2,186)
Net transfers from (to) general account and other	(123)	(2)	3	23	(99)
Separate accounts balance, end of period	$38,518	$1,092	$4,956	$45,954	$90,520
Cash surrender value*	$38,434	$1,074	$4,956	$45,194	$89,658

Corebridge | First Quarter 2026 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Separate Account Assets and Liabilities

	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Three Months Ended March 31, 2025
Separate accounts balance, beginning of year	$39,672	$1,059	$4,339	$48,818	$93,888
Premiums and deposits	358	8	32	334	732
Policy charges	(116)	(12)	(27)	(299)	(454)
Surrenders and withdrawals	(1,024)	(12)	(78)	(1,314)	(2,428)
Benefit payments	(164)	(3)	(3)	(230)	(400)
Investment performance	(1,238)	(44)	14	(914)	(2,182)
Net transfers from (to) general account and other	(108)	—	5	17	(86)
Separate accounts balance, end of period	$37,380	$996	$4,282	$46,412	$89,070
Cash surrender value*	$37,288	$976	$4,284	$45,554	$88,102
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

Corebridge | First Quarter 2026 Form 10-Q 48

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Future Policy Benefits
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Three Months Ended March 31, 2026
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,365	$—	$825	$9,190
Effect of changes in discount rate assumptions (AOCI)	—	—	504	—	34	538
Beginning balance at original discount rate	—	—	8,869	—	859	9,728
Effect of actual variances from expected experience	—	—	4	—	(4)	—
Adjusted beginning of year balance	—	—	8,873	—	855	9,728
Issuances	—	—	171	—	6	177
Interest accrual	—	—	86	—	9	95
Net premium collected	—	—	(265)	—	(31)	(296)
Other	—	—	—	—	—	—
Ending balance at original discount rate	—	—	8,865	—	839	9,704
Effect of changes in discount rate assumptions (AOCI)	—	—	(602)	—	(44)	(646)
Balance, end of period	$—	$—	$8,263	$—	$795	$9,058

Present value of expected future policy benefits
Balance, beginning of year	$1,173	$291	$17,209	$24,147	$18,772	$61,592
Effect of changes in discount rate assumptions (AOCI)	110	(5)	1,261	3,290	1,180	5,836
Beginning balance at original discount rate	1,283	286	18,470	27,437	19,952	67,428
Effect of actual variances from expected experience(a)	(9)	—	5	9	(6)	(1)
Adjusted beginning of year balance	1,274	286	18,475	27,446	19,946	67,427
Issuances	14	2	170	20	9	215
Interest accrual	13	4	197	296	235	745
Benefit payments	(30)	(11)	(404)	(422)	(365)	(1,232)
Foreign exchange impact	—	—	—	(246)	—	(246)
Other	—	—	—	—	—	—
Ending balance at original discount rate	1,271	281	18,438	27,094	19,825	66,909
Effect of changes in discount rate assumptions (AOCI)	(121)	2	(1,510)	(3,973)	(1,485)	(7,087)
Balance, end of period	$1,150	$283	$16,928	$23,121	$18,340	$59,822
Net liability for future policy benefits, end of period	1,150	283	8,665	23,121	17,545	50,764
Liability for future policy benefits for certain participating contracts	—	—	11	—	1,211	1,222
Liability for universal life policies(b)	—	—	4,190	—	54	4,244
Deferred profit liability	31	20	26	1,641	756	2,474
Other reconciling items(c)	14	—	380	—	106	500
Future policy benefits for life and accident and health insurance contracts	1,195	303	13,272	24,762	19,672	59,204
Less: Reinsurance recoverable:	(5)	—	(656)	(52)	(19,672)	(20,385)
Net liability for future policy benefits after reinsurance recoverable	$1,190	$303	$12,616	$24,710	$—	$38,819
Weighted average liability duration of the liability for future policy benefits (years)(d)	7.2	5.9	10.1	10.7	10.1

Corebridge | First Quarter 2026 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Three Months Ended March 31, 2025
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,287	$—	$871	$9,158
Effect of changes in discount rate assumptions (AOCI)	—	—	797	—	61	858
Reclassified due to reinsurance recapture	—	—	—	—	—	—
Beginning balance at original discount rate	—	—	9,084	—	932	10,016
Effect of actual variances from expected experience	—	—	(1)	—	—	(1)
Adjusted beginning of year balance	—	—	9,083	—	932	10,015
Issuances	—	—	154	—	—	154
Interest accrual	—	—	89	—	10	99
Net premium collected	—	—	(260)	—	(27)	(287)
Other	—	—	—	—	—	—
Ending balance at original discount rate	—	—	9,066	—	915	9,981
Effect of changes in discount rate assumptions (AOCI)	—	—	(686)	—	(50)	(736)
Balance, end of period	$—	$—	$8,380	$—	$865	$9,245

Present value of expected future policy benefits
Balance, beginning of year	$1,130	$202	$16,947	$19,487	$19,243	$57,009
Effect of changes in discount rate assumptions (AOCI)	145	3	1,720	3,206	1,556	6,630
Reclassified due to reinsurance recapture	—	102	—	259	(361)	—
Beginning balance at original discount rate	1,275	307	18,667	22,952	20,438	63,639
Effect of actual variances from expected experience(a)	(8)	2	2	5	(15)	(14)
Adjusted beginning of year balance	1,267	309	18,669	22,957	20,423	63,625
Issuances	19	3	153	490	8	673
Interest accrual	12	4	200	238	241	695
Benefit payments	(29)	(11)	(395)	(340)	(375)	(1,150)
Foreign exchange impact	—	—	—	288	—	288
Other	(1)	(2)	—	—	(1)	(4)
Ending balance at original discount rate	1,268	303	18,627	23,633	20,296	64,127
Effect of changes in discount rate assumptions (AOCI)	(127)	1	(1,482)	(3,404)	(1,253)	(6,265)
Balance, end of period	$1,141	$304	$17,145	$20,229	$19,043	$57,862
Net liability for future policy benefits, end of year	1,141	304	8,765	20,229	18,178	48,617
Liability for future policy benefits for certain participating contracts	—	—	12	—	1,250	1,262
Liability for universal life policies(b)	—	—	4,095	—	54	4,149
Deferred profit liability	36	23	23	1,615	811	2,508
Other reconciling items(c)	15	—	429	—	106	550
Future policy benefits for life and accident and health insurance contracts	1,192	327	13,324	21,844	20,399	57,086
Less: Reinsurance recoverable:	(4)	—	(665)	(40)	(20,161)	(20,870)
Net liability for future policy benefits after reinsurance recoverable	$1,188	$327	$12,659	$21,804	$238	$36,216
Weighted average liability duration of the liability for future policy benefits (years)(d)	7.4	6.0	10.7	11.0	10.6
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
For the three months ended March 31, 2026 and 2025 in the traditional and term life insurance block, capping of net premium ratios at 100% caused a (credit)/charge to net income of $0 million and $0 million, respectively. The discount rate was updated based on market observable information.

Corebridge | First Quarter 2026 Form 10-Q 50

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Future Policy Benefits
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Three Months Ended March 31,
(in millions)		2026	2025
Individual Retirement	Undiscounted expected future benefits and expense	$1,853	$1,831
	Undiscounted expected future gross premiums	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$404	$438
	Undiscounted expected future gross premiums	$—	$—
Life Insurance	Undiscounted expected future benefits and expense	$28,973	$30,663
	Undiscounted expected future gross premiums	$18,782	$21,252
	Discounted expected future gross premiums (at current discount rate)	$12,682	$14,159
Institutional Markets	Undiscounted expected future benefits and expense	$53,779	$44,348
	Undiscounted expected future gross premiums	$—	$—
Corporate and other	Undiscounted expected future benefits and expense	$39,509	$40,826
	Undiscounted expected future gross premiums	$1,765	$1,932
	Discounted expected future gross premiums (at current discount rate)	$1,198	$1,297
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums		Interest Accretion
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2026	2025	2026	2025
Individual Retirement	$15	$17	$13	$12
Group Retirement	1	4	4	4
Life Insurance	449	455	111	111
Institutional Markets	23	509	296	238
Corporate and Other	55	55	226	231
Total	$543	$1,040	$650	$596
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

March 31, 2026
Weighted-average interest rate, original discount rate	3.98%	5.20%	4.70%	4.59%	4.87%
Weighted-average interest rate, current discount rate	5.42%	5.24%	5.65%	5.98%	5.65%
March 31, 2025
Weighted-average interest rate, original discount rate	3.85%	5.29%	4.70%	4.31%	4.87%
Weighted-average interest rate, current discount rate	5.31%	5.22%	5.51%	5.68%	5.48%
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

Corebridge | First Quarter 2026 Form 10-Q 51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Future Policy Benefits
The following table presents the balances and changes in the liability for universal life policies:

	Three Months Ended March 31,
	2026			2025
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$4,241	$54	$4,295	$4,034	$54	$4,088
Effect of changes in experience	91	(1)	90	152	(1)	151
Adjusted beginning balance	$4,332	$53	$4,385	$4,186	$53	$4,239
Assessments	163	—	163	163	—	163
Excess benefits paid	(297)	—	(297)	(328)	—	(328)
Interest accrual	41	1	42	39	1	40
Other	1	—	1	2	—	2
Changes related to unrealized appreciation (depreciation) of investments	(50)	—	(50)	33	—	33
Balance, end of period	$4,190	$54	$4,244	$4,095	$54	$4,149
Less: Reinsurance recoverable	(162)	(54)	(216)	(152)	(54)	(206)
Balance, end of period, net of Reinsurance recoverable	$4,028	$—	$4,028	$3,943	$—	$3,943
Weighted average duration of liability *	26.7	8.6		24.5	8.8
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
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies:

	Gross Assessments		Interest Accretion
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2026	2025	2026	2025
Life Insurance	$259	$276	$41	$39
Corporate and Other	10	9	1	1
Total	$269	$285	$42	$40
The following table presents the calculation of weighted average interest rate for the liability for universal life policies:

March 31,	2026		2025
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	3.93%	4.20%	4.08%	4.20%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
The following table presents details concerning our universal life policies:

	Three Months Ended March 31,
(in millions, except for attained age of contract holders)	2026	2025
Account value	$4,323	$4,054
Net amount at risk	$78,630	$76,533
Average attained age of contract holders	54	53

Corebridge | First Quarter 2026 Form 10-Q 52

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
For additional information on index credits accounted for as embedded derivatives, see Note 4.
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)
Three Months Ended March 31, 2026
Policyholder contract deposits account balance, beginning of year	$111,802	$38,407	$10,440	$22,746	$7,729	$191,124
Deposits	4,353	1,107	395	1,058	509	7,422
Policy charges	(59)	(125)	(370)	(17)	(161)	(732)
Surrenders and withdrawals	(3,184)	(2,158)	(63)	(55)	(1,615)	(7,075)
Benefit payments	(671)	(505)	(62)	(303)	(360)	(1,901)
Net transfers from (to) separate account	—	1,202	5	59	1,401	2,667
Interest credited	1,141	286	129	271	49	1,876
Other, including foreign exchange	(8)	—	11	(12)	3	(6)
Policyholder contract deposits account balance, end of period	113,374	38,214	10,485	23,747	7,555	193,375
Other reconciling items(b)	(3,078)	(341)	42	78	—	(3,299)
Policyholder contract deposits	$110,296	$37,873	$10,527	$23,825	$7,555	$190,076
Weighted average crediting rate	3.71%	3.23%	4.34%	4.77%	2.60%
Cash surrender value(c)	$106,048	$37,314	$9,374	$2,633	$6,033	$161,402
Three Months Ended March 31, 2025
Policyholder contract deposits account balance, beginning of year	$100,230	$39,246	$10,338	$18,026	$8,375	$176,215
Reclassification due to reinsurance recapture	—	—	—	14	(14)	—
Deposits	4,305	1,143	406	1,445	427	7,726
Policy charges	(49)	(124)	(375)	(18)	(167)	(733)
Surrenders and withdrawals	(2,339)	(2,109)	(65)	(78)	(1,483)	(6,074)
Benefit payments	(687)	(503)	(65)	(362)	(347)	(1,964)
Net transfers from (to) separate account	—	1,023	11	64	1,334	2,432
Interest credited	993	304	118	217	56	1,688
Other, including foreign exchange	(6)	—	17	(7)	6	10
Policyholder contract deposits account balance, end of period	102,447	38,980	10,385	19,301	8,187	179,300
Other reconciling items(b)	(2,831)	(334)	103	74	—	(2,988)
Policyholder contract deposits	$99,616	$38,646	$10,488	$19,375	$8,187	$176,312
Weighted average crediting rate	3.43%	3.15%	4.33%	4.75%	2.71%
Cash surrender value(c)	$95,527	$38,060	$9,191	$2,598	$6,502	$151,878
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), and thus, did not impact the ending balance of policyholder contract deposits.
(b)Reconciling items principally relate to MRBs that are bifurcated and reported separately, and changes in the fair value of embedded derivatives of $(649) million and $(222) million that are recorded in policyholder contract deposits as of March 31, 2026 and 2025, respectively.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs do not have a cash surrender value).

Corebridge | First Quarter 2026 Form 10-Q 53

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
The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

March 31, 2026		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,601	$1,256	$37,708	$41,565
	> 1% - 2%	1,869	47	726	2,642
	> 2% - 3%	5,638	145	4,221	10,004
	> 3% - 4%	4,886	31	4	4,921
	> 4% - 5%	376	—	4	380
	> 5%	30	—	1	31
	Total	$15,400	$1,479	$42,664	$59,543
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$1,891	$1,533	$9,407	$12,831
	> 1% - 2%	2,952	432	851	4,235
	> 2% - 3%	9,656	243	164	10,063
	> 3% - 4%	503	—	—	503
	> 4% - 5%	5,896	—	—	5,896
	> 5%	120	—	—	120
	Total	$21,018	$2,208	$10,422	$33,648
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	113	359	472
	> 2% - 3%	10	163	1,682	1,855
	> 3% - 4%	1,071	451	27	1,549
	> 4% - 5%	2,567	—	—	2,567
	> 5%	198	—	—	198
	Total	$3,846	$727	$2,068	$6,641
Corporate and Other	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,558	$—	$1	$2,559
	> 1% - 2%	666	1	35	702
	> 2% - 3%	1,354	6	60	1,420
	> 3% - 4%	440	1	511	952
	> 4% - 5%	185	—	3	188
	> 5%	9	—	—	9
	Total	$5,212	$8	$610	$5,830
Total*		$45,476	$4,422	$55,764	$105,662
Percentage of total		43%	4%	53%	100%

Corebridge | First Quarter 2026 Form 10-Q 54

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds

March 31, 2025		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,923	$1,161	$34,400	$38,484
	> 1% - 2%	2,226	41	1,047	3,314
	> 2% - 3%	6,145	138	2,910	9,193
	> 3% - 4%	5,479	34	4	5,517
	> 4% - 5%	403	—	4	407
	> 5%	31	—	3	34
	Total	$17,207	$1,374	$38,368	$56,949
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,000	$1,516	$8,881	$12,397
	> 1% - 2%	3,239	534	828	4,601
	> 2% - 3%	10,426	351	128	10,905
	> 3% - 4%	541	—	—	541
	> 4% - 5%	6,239	—	—	6,239
	> 5%	130	—	—	130
	Total	$22,575	$2,401	$9,837	$34,813
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	111	364	475
	> 2% - 3%	12	177	1,723	1,912
	> 3% - 4%	1,171	420	24	1,615
	> 4% - 5%	2,696	—	—	2,696
	> 5%	207	—	—	207
	Total	$4,086	$708	$2,111	$6,905
Corporate and Other	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,943	$1	$2	$2,946
	> 1% - 2%	763	2	40	805
	> 2% - 3%	1,293	2	68	1,363
	> 3% - 4%	475	1	543	1,019
	> 4% - 5%	192	—	3	195
	> 5%	9	—	—	9
	Total	$5,675	$6	$656	$6,337
Total*		$49,543	$4,489	$50,972	$105,004
Percentage of total		47%	4%	49%	100%
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

Corebridge | First Quarter 2026 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents a rollforward of the unearned revenue reserve for the three months ended March 31, 2026 and 2025:

	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Three Months Ended March 31, 2026
Balance, beginning of year	$1,876	$17	$76	$1,969
Revenue deferred	42	—	—	42
Amortization	(28)	—	(2)	(30)
Balance, end of period	$1,890	$17	$74	$1,981
Other reconciling items*				992
Other policyholder funds				$2,973

Three Months Ended March 31, 2025
Balance, beginning of year	$1,821	$1	$84	$1,906
Revenue deferred	41	1	—	42
Amortization	(28)	—	(2)	(30)
Balance, end of period	$1,834	$2	$82	$1,918
Other reconciling items*				971
Other policyholder funds				$2,889
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

Corebridge | First Quarter 2026 Form 10-Q 56

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following table presents the balances of and changes in MRBs:

	Individual Retirement	Group Retirement	Corporate and Other	Total
(in millions, except for attained age of contract holders)
Three Months Ended March 31, 2026
Balance, beginning of year	$5,118	$346	$349	$5,813
Effect of changes in our own credit risk	(556)	(105)	(729)	(1,390)
Balance, beginning of year, before effect of changes in our own credit risk	$4,562	$241	$(380)	$4,423
Issuances	220	11	5	236
Interest accrual	60	4	(6)	58
Attributed fees	—	14	177	191
Expected claims	—	—	(16)	(16)
Effect of changes in interest rates	55	7	7	69
Effect of changes in interest rate volatility	(4)	1	21	18
Effect of changes in equity markets	11	21	136	168
Effect of changes in equity index volatility	(1)	3	(42)	(40)
Actual outcome different from model expected outcome	16	(2)	46	60
Effect of changes in future expected policyholder behavior	—	—	—	—
Effect of changes in other future expected assumptions	—	—	(10)	(10)
Other, including foreign exchange	—	—	—	—
Balance, end of period before effect of changes in our own credit risk	4,919	300	(62)	5,157
Effect of changes in our own credit risk	217	67	531	815
Balance, end of period	5,136	367	469	5,972
Less: Reinsured MRB, end of period	—	—	(1,267)	(1,267)
Net Liability Balance after reinsurance recoverable	$5,136	$367	$(798)	$4,705
Net amount at risk
GMDB only	$4	$102	$610	$716
GMWB only	$625	$62	$—	$687
Combined*	$51	$13	$471	$535
Weighted average attained age of contract holders	68	64	72

Three Months Ended March 31, 2025
Balance, beginning of year	$3,757	$278	$309	$4,344
Effect of changes in our own credit risk	(224)	(69)	(587)	(880)
Balance, beginning of year, before effect of changes in our own credit risk	$3,533	$209	$(278)	$3,464
Issuances	160	8	5	173
Interest accrual	45	3	(5)	43
Attributed fees	—	15	180	195
Expected claims	—	—	(16)	(16)
Effect of changes in interest rates	114	18	141	273
Effect of changes in interest rate volatility	7	(1)	(25)	(19)
Effect of changes in equity markets	4	25	148	177
Effect of changes in equity index volatility	—	—	(41)	(41)
Actual outcome different from model expected outcome	47	(20)	20	47
Effect of changes in future expected policyholder behavior	—	1	—	1
Effect of changes in other future expected assumptions	2	—	—	2
Other, including foreign exchange	—	2	—	2
Balance, end of period before effect of changes in our own credit risk	3,912	260	129	4,301
Effect of changes in our own credit risk	240	72	628	940
Balance, end of period	4,152	332	757	5,241
Less: Reinsured MRB, end of period	—	—	(53)	(53)
Net liability balance after reinsurance recoverable	$4,152	$332	$704	$5,188
Net amount at risk
GMDB only	$2	$127	$679	$808
GMWB only	$306	$25	$—	$331
Combined*	$57	$15	$560	$632
Weighted average attained age of contract holders	68	64	72

*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

Corebridge | First Quarter 2026 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	March 31, 2026			March 31, 2025
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$—	$5,136	$5,136	$—	$4,152	$4,152
Group Retirement	216	583	367	192	524	332
Corporate and Other	2,412	1,614	(798)	959	1,663	704
Total	$2,628	$7,333	$4,705	$1,151	$6,339	$5,188
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

Corebridge | First Quarter 2026 Form 10-Q 58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Contingencies, Commitments and Guarantees
California Lapse Statute Litigation
Moriarty v. American General Life Insurance Co. (S.D. Cal.) was a putative class action involving Sections 10113.71 and 10113.72 of the California Insurance Code, instituted against AGL on July 18, 2017 in state court. AGL removed the matter to federal court on August 23, 2017. In general, those statutes require that for life-insurance policies issued and delivered in California: (1) the policy must contain a 60-day grace period following non-payment of premium during which the policy remains in force; (2) the insurer must provide a 30-day pre-lapse notice; and (3) the insurer must notify policy owners of the right to designate a secondary recipient for lapse notices. The plaintiff contended that AGL did not comply with these requirements for a policy issued before these statutes went into effect. The plaintiff sought damages and other relief. AGL asserted various defenses to the plaintiff’s claims and to class certification. In 2022, the District Court held that a trial was necessary to determine whether AGL was liable on the plaintiff’s breach of contract claim. Also in 2022, the District Court denied class certification and granted partial summary judgment for AGL on the plaintiff’s claim for breach of the implied covenant of good faith and fair dealing. The case was reassigned to a new judge in 2023, who remanded the plaintiff’s claim for injunctive relief under California’s Unfair Competition Law (UCL) back to state court, where it has been stayed ever since. The judge also granted the plaintiff’s motion for summary judgment on the plaintiff’s breach of contract claim. AGL appealed the 2023 summary judgment decision to the Ninth Circuit.
The Ninth Circuit held that any policyholder or beneficiary suing based on alleged breaches of Sections 10113.71 and 10113.72 must prove that the breaches actually caused them harm, for instance by resulting in missed payments or the lapse of the policy. Thus, on March 4, 2025, the Ninth Circuit vacated the District Court’s 2023 summary judgment order and remanded for further proceedings. The panel also denied the plaintiff’s request to certify a question to the California Supreme Court. After the U.S. Supreme Court denied review, the case returned to the District Court.
The District Court entered an order on September 3, 2025, remanding the plaintiff’s claim for restitution under the UCL to state court. As a result, the plaintiff’s UCL claim was fully in state court and still subject to a stay pending resolution of the federal case. The plaintiff subsequently moved to lift the stay in state court, but the state court denied that motion on December 12, 2025. The plaintiff also moved to give notice to former putative class members of the denial of class certification; that motion was denied by the District Court on December 18, 2025.
On January 12, 2026, a jury trial was held in the District Court on the plaintiff’s individual breach of contract claim. The jury rendered a verdict for the plaintiff on January 13, 2026, and the District Court was expected to enter a final judgment awarding the plaintiff the benefits of the policy (approximately $1 million), plus interest. The parties subsequently reached a settlement to resolve both the District Court and state court matters with finality. Upon the entry of dismissals with prejudice on the District Court and state court dockets, we will cease reporting these matters.
AGL is also defending other actions in California involving similar issues. Gevorgyan v. American General Life Insurance Co. (C.D. Cal.) was filed in state court on January 17, 2025, and removed to federal court on March 27, 2025. The case involves living insureds with two $250,000 policies. On March 26, 2026, the Court largely denied AGL’s motion for summary judgment and found a triable issue of fact on the plaintiffs’ claims for negligence, unjust enrichment, intentional infliction of emotional distress, and punitive damages. A jury trial is set for June 29, 2026. Delgado v. American General Life Insurance Co. (C.D. Cal.) was filed in federal court on March 7, 2025. Rocklage v. American General Life Insurance Co. (N.D. Cal.) was filed in state court on April 21, 2025, and removed to federal court on May 30, 2025. Eisenberg v. American General Life Insurance Co. (C.D. Cal.) was filed in state court on September 2, 2025, and removed to federal court on November 14, 2025. People of the State of California v. American General Life Insurance Co., et al. (Cal. Superior Court, San Diego County) was filed on October 17, 2024, against AGL, Lincoln Benefit Life Co., Everlake Life Insurance Co., and Transamerica Life Insurance Co., seeking civil penalties and equitable relief under California Business & Professions Code §§ 17200 et seq. in connection with all California policies issued before 2013 that lapsed for nonpayment of premiums since January 1, 2013. On January 27, 2025, AGL filed a demurrer to the complaint. That demurrer was heard on July 10, 2025. The trial court sustained AGL’s demurrer as to misjoinder on August 25, 2025, but granted leave to amend. The plaintiff filed an Amended Complaint on September 11, 2025, and AGL filed an answer to that pleading on October 14, 2025. Discovery has since commenced. A trial date is currently set for March 5, 2027.
These cases are in the early stages, and AGL expects their progress will be influenced by future developments in other cases involving the same insurance statutes. AGL has accrued its current estimate of probable loss with respect to these litigation matters.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $4.4 billion at March 31, 2026.

Corebridge | First Quarter 2026 Form 10-Q 59

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
Guarantees provided by AIG
Prior to the IPO, American International Group, Inc. (“AIG”) provided certain guarantees to us as described below. Pursuant to the Separation Agreement we will indemnify, defend and hold harmless AIG against or from any liability arising from or related to these guarantees.
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which American Home Assurance Company (“AHAC”) or National Union Fire Insurance Company of Pittsburgh, PA (“NUFIC”) has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the “Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the three months ended March 31, 2026 or 2025.
AIG provides a full and unconditional guarantee of all outstanding notes and junior subordinated debentures of CRBGLH. This includes:
•a guarantee (the “CRBGLH External Debt Guarantee”) in connection with CRBGLH junior subordinated debentures and certain CRBGLH notes (the “CRBGLH External Debt”).
In addition to the Separation Agreement, we entered into a guarantee reimbursement agreement with AIG which provides that we will reimburse AIG for the full amount of any payment made by or on behalf of AIG pursuant to the CRBGLH External Debt Guarantee. We have also entered into a collateral agreement with AIG which provides that in the event of: (i) a ratings downgrade of Corebridge Parent or CRBGLH long-term unsecured indebtedness below specified levels or (ii) the failure by CRBGLH to pay principal and interest on the External Debt when due, we must collateralize an amount equal to the sum of: (a) 100% of the principal amount outstanding, (b) accrued and unpaid interest and (c) 100% of the net present value of scheduled interest payments through the maturity dates of the CRBGLH External Debt.
•For additional discussion on commitments and guarantees associated with VIEs, see Note 8.
•For additional disclosures about derivatives, see Note 9.
•For additional disclosures about related parties, see Note 19.

Corebridge | First Quarter 2026 Form 10-Q 60

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Equity

16. Equity
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
Preferred Stock Dividends Declared
On May 5, 2026, the Company declared a cash dividend on Corebridge Parent Series A Preferred Stock of $36.86 per share, payable on June 1, 2026 to holders of record at close of business on May 15, 2026.
COMMON STOCK
The following table presents a rollforward of outstanding shares:

Three Months Ended March 31, 2026	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	650,189,849	(153,816,103)	496,373,746
Shares issued under long-term incentive compensation plans	—	1,375,163	1,375,163
Shares repurchased	—	(41,021,643)	(41,021,643)
Shares, end of period	650,189,849	(193,462,583)	456,727,266
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
The following table presents by announcement date, common stock repurchases authorized by Corebridge’s Board of Directors:

March 31, 2026
Announcement date	Authorized amount	Authorization Remaining*
(in millions)

June 23, 2025	$2,000	$1,342
February 11, 2025	$2,000	$—
April 30, 2024	$2,000	$—
May 4, 2023	$1,000	$—
*     The authorization remaining at March 31, 2026 does not reflect the applicable excise tax payable due to the Inflation Reduction Act of 2022.

Corebridge | First Quarter 2026 Form 10-Q 61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Equity
RETAINED EARNINGS
Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

February 9, 2026	March 17, 2026	March 31, 2026	$0.25
Dividends Declared
On May 4, 2026, the Company declared a cash dividend on Corebridge Parent common stock of $0.25 per share, payable on June 30, 2026 to shareholders of record at close of business on June 16, 2026.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Three Months Ended March 31, 2026
Balance, December 31, 2025, net of tax	$(29)	$(11,656)	$(1,116)	$3,250	$66	$31	$2	$(9,452)
Change in unrealized appreciation (depreciation) of investments	(43)	(2,519)	—	—	—	—	—	(2,562)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	601	—	—	—	—	601
Change in discount rates assumptions of certain liabilities	—	—	—	837	—	—	—	837
Change in future policy benefits and other	—	50	—	—	—	—	—	50
Change in cash flow hedges	—	—	—	—	(52)	—	—	(52)
Change in foreign currency translation adjustments	—	—	—	—	—	—	—	—
Change in deferred tax asset (liability)	9	441	(130)	(182)	12	—	—	150
Total other comprehensive income (loss)	(34)	(2,028)	471	655	(40)	—	—	(976)
Less: Noncontrolling interests	—	—	—	—	—	—	—	—
Balance, March 31, 2026, net of tax	$(63)	$(13,684)	$(645)	$3,905	$26	$31	$2	$(10,428)
Three Months Ended March 31, 2025
Balance, December 31, 2024, net of tax	$(43)	$(16,229)	$(690)	$3,342	$(46)	$(17)	$2	$(13,681)
Change in unrealized appreciation (depreciation) of investments	16	2,003	—	—	—	—	—	2,019
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(60)	—	—	—	—	(60)
Change in discount rates assumptions of certain liabilities	—	—	—	50	—	—	—	50
Change in future policy benefits and other	—	(32)	—	—	—	—	—	(32)
Change in cash flow hedges	—	—	—	—	175	—	—	175
Change in foreign currency translation adjustments	—	—	—	—	—	5	—	5
Change in deferred tax asset (liability)	(3)	(487)	13	(10)	(38)	—	—	(525)
Total other comprehensive income (loss)	13	1,484	(47)	40	137	5	—	1,632
Less: Noncontrolling interests	—	—	—	—	—	—	—	—
Balance, March 31, 2025, net of tax	$(30)	$(14,745)	$(737)	$3,382	$91	$(12)	$2	$(12,049)

Corebridge | First Quarter 2026 Form 10-Q 62

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Equity
The following table presents the OCI reclassification adjustments for the three months ended March 31, 2026 and 2025, respectively:

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Total
Three Months Ended March 31, 2026
Unrealized change arising during period	$(39)	$(2,732)	$601	$837	$(52)	$—	$(1,385)
Less: Reclassification adjustments included in net income	4	(263)	—	—	—	—	(259)
Total other comprehensive income (loss), before income tax expense (benefit)	(43)	(2,469)	601	837	(52)	—	(1,126)
Less: Income tax expense (benefit)	(9)	(441)	130	182	(12)	—	(150)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(34)	$(2,028)	$471	$655	$(40)	$—	$(976)
Three Months Ended March 31, 2025
Unrealized change arising during period	$15	$1,816	$(60)	$83	$175	$5	$2,034
Less: Reclassification adjustments included in net income	(1)	(155)	—	33	—	—	(123)
Total other comprehensive income (loss), before income tax expense (benefit)	16	1,971	(60)	50	175	5	2,157
Less: Income tax expense (benefit)	3	487	(13)	10	38	—	525
Total other comprehensive income (loss), net of income tax expense (benefit)	$13	$1,484	$(47)	$40	$137	$5	$1,632
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
(in millions)	2026	2025
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$4	$(1)	Net realized gains (losses)
Total	$4	$(1)
Unrealized appreciation (depreciation) of all other investments
Investments	$(263)	$(155)	Net realized gains (losses)
Total	$(263)	$(155)
Effect of changes in the discount rates used to measure traditional and limited-payment long duration insurance contracts
Reinsurance recapture	$—	$33	Policyholder benefits
Total	$—	$33
Total reclassifications for the period	$(259)	$(123)
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

Corebridge | First Quarter 2026 Form 10-Q 63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Equity
The changes in non-redeemable noncontrolling interest due to distributions to noncontrolling interests primarily relate to dividends or other distributions related to consolidated investment entities.
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Three Months Ended March 31,
(in millions)	2026	2025
Beginning balance	$759	$864
Net income (loss) attributable to redeemable noncontrolling interest	(8)	7
Contributions from noncontrolling interests	8	8
Distributions to noncontrolling interests	(21)	(20)
Other	(2)	(3)
Ending balance	$736	$856
See Note 8 for additional information related to Variable Interest Entities.

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
The following table presents the computation of basic and diluted EPS for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions, except per common share data)	2026	2025
Numerator for EPS:
Net loss	$(61)	$(657)
Less: Net income (loss) attributable to noncontrolling interests	(8)	7
Net loss attributable to Corebridge	(53)	(664)
Less: Preferred stock dividends	—	—
Net loss available to Corebridge common shareholders	$(53)	$(664)

Denominator for EPS:
Weighted average common shares outstanding - basic	473.5	558.0
Dilutive common shares	—	—
Weighted average common shares outstanding - diluted	473.5	558.0

Income (loss) per common share available to Corebridge common shareholders
Common stock - basic	$(0.11)	$(1.19)
Common stock - diluted	$(0.11)	$(1.19)
*Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 3.6 million and 0.4 million for the three months ended March 31, 2026 and 2025, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

18. Income Taxes
RECENT TAX LAW CHANGES
The Inflation Reduction Act of 2022 (H.R. 5376) (the “Inflation Reduction Act”) includes a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period and a 1% stock buyback tax. The U.S. Treasury and Internal Revenue Service (“IRS”) have published proposed regulations, as well as interim guidance, with respect to the CAMT which we rely upon to calculate our estimated CAMT liability. Our estimated CAMT liability may be refined as additional guidance is issued.

Corebridge | First Quarter 2026 Form 10-Q 64

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Income Taxes
RECLASSIFICATION OF CERTAIN TAX EFFECTS FROM AOCI
We use an item-by-item approach to release the stranded or disproportionate income tax effects in AOCI related to our available-for-sale securities. Under this approach, a portion of the disproportionate tax effects is assigned to each individual security when recognized in AOCI. When the individual securities are sold, mature or are otherwise impaired on an other-than-temporary basis, the assigned portion of the disproportionate tax effect is reclassified from AOCI to income (loss) from operations.
INTERIM TAX CALCULATION METHOD
We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual or infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are excluded from the estimated annual effective tax rate, including the reclassification of certain tax effects from AOCI and changes in the realizability of deferred tax assets, and are recorded in the period in which they occur.
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended March 31, 2026, the effective tax rate on income from operations was 162.9%. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax charges associated with increase in U.S. federal valuation allowance and state and local income taxes, partially offset by tax benefits associated with dividends received deduction, non-controlling interest, reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities, and tax adjustments related to prior year returns including interest.
For the three months ended March 31, 2025, the effective tax rate on loss from operations was 23.8%. The effective tax rate on loss from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with dividends received deduction, non-controlling interest, reclassifications from AOCI to income from operations related to the disposal of available-for-sale securities, tax adjustments related to prior year returns including interest, and excess tax benefits related to share based compensation payments recorded through the income statement. These tax benefits were partially offset by tax charges associated with increase in U.S. federal valuation allowance and state and local income taxes.
ASSESSMENT OF DEFERRED TAX ASSET VALUATION ALLOWANCE
In evaluating the recoverability of our deferred tax assets and the need for a valuation allowance, we consider recent events, changes in interest rates, significant market volatility, forecasts of future income for each of our businesses, and any potential impact of these factors on our tax planning strategies. Our assessment of the realization of deferred tax assets, including net operating loss and capital loss carryforwards, is performed for each separate U.S. federal tax filing group and separate U.S. tax filer. This assessment considers, among other factors, the five-year waiting period during which certain life insurance subsidiaries are not permitted to join in the filing of the U.S. consolidated federal income tax return. We also consider the impact of Sec. 382 limitations on pre-ownership change net operating losses and other built-in losses and deductions. After evaluating all positive and negative evidence, if we determine that it is more-likely-than-not that some portion of the deferred tax asset will not be realized, a valuation allowance is recorded.
Based on management’s analysis, as of March 31, 2026, we have a U.S. federal valuation allowance of $1.6 billion, of which $171 million is related to NOLs and other ordinary DTAs and $1.4 billion ($1.1 billion reflected in AOCI) is related to realized and unrealized capital losses. For the three months ended March 31, 2026, we recorded an increase in valuation allowance of $11 million related to NOLs and other ordinary DTAs and net increase of $227 million related to investment losses, of which $140 million was recorded through the Condensed Consolidated Statements of Income (Loss) and $87 million was recorded in OCI.
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

Corebridge | First Quarter 2026 Form 10-Q 65

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
Related Party Transactions with AIG
On February 12, 2026, we purchased an aggregate of approximately $750 million of shares from AIG in a privately negotiated transaction. Following the decrease in AIG’s ownership interest in the Company from approximately 10% to approximately 6% on February 12, 2026, AIG is no longer considered a related party of the Company. Transactions with AIG continue to be reported as related party transactions for periods prior to the February 12, 2026. From January 1, 2026 through February 11, 2026 there were no material transactions with AIG.
Related Party Transactions with Blackstone Inc. (“Blackstone”)
On December 30, 2025, funds managed by affiliates of Blackstone acquired AIG’s interests in certain real estate funds and other investments which are managed by the Company. We also receive management and advisory fee income for Investment Services related to these ventures.
We also have a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred were $85 million and $76 million for the three months ended March 31, 2026 and 2025, respectively.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by related parties, and in other instances, related parties may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by related parties was $24 million and $24 million as of March 31, 2026 and December 31, 2025, respectively.
The noncontrolling interest included in the Condensed Consolidated Balance Sheets related to the VIEs held by related parties was $195 million and $334 million as of March 31, 2026 and December 31, 2025, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by related parties were $6 million and $4 million for the three months ended March 31, 2026 and 2025, respectively.
In addition to transactions with VIEs, Corebridge has entered into other structured financing arrangements supporting real estate properties and other types of assets with other related parties. These financing arrangements are reported in Other invested assets in the Condensed Consolidated Balance Sheets. Certain of these and the VIE structures above also include commitments for funding from related parties of $0.5 billion and $0.6 billion at March 31, 2026 and December 31, 2025, respectively.
For additional information related to VIEs and other investments, see Notes 5 and 8.

Corebridge | First Quarter 2026 Form 10-Q 66

Item 2 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms in the 2025 Form 10-K.
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
This MD&A addresses the consolidated financial condition of Corebridge as of March 31, 2026, compared with December 31, 2025, and its consolidated results of operations for the three months ended March 31, 2026 and 2025. In addition to historical data, this discussion contains forward-looking statements about our business operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the (unaudited)Condensed Consolidated Financial Statements and the statements under “Cautionary Statements Regarding Forward-Looking Information,” included elsewhere in this Quarterly Report and the “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and the “Risk Factors” section in the 2025 Form 10-K.

Corebridge | First Quarter 2026 Form 10-Q 67

Corebridge | First Quarter 2026 Form 10-Q 68

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
Corebridge Financial and Equitable Holdings Merger
On March 26, 2026, we and Equitable Holdings, Inc. (“Equitable”) announced the entering into of a definitive agreement to combine in an all-stock merger.
Under the terms of the merger agreement, which has been unanimously approved by the boards of directors of both companies, we and Equitable will form a new parent company and each outstanding share of our common stock will be exchanged for the right to receive 1.0000 shares of the new parent company’s common stock, and each outstanding share of Equitable common stock will be exchanged for the right to receive 1.55516 shares of the new parent company’s common stock.
Following the closing of the transaction, Corebridge shareholders will own approximately 51% of the combined company and Equitable shareholders will own approximately 49% of the combined company.
The transaction is expected to close by year-end 2026, subject to customary closing conditions, including the receipt of required regulatory approvals and approval of shareholders of both companies.
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

Corebridge | First Quarter 2026 Form 10-Q 69

ITEM 2 | Executive Summary
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
Impact of Variable Annuity Reinsurance Transaction
On August 1, 2025 and January 2, 2026, respectively, AGL and USL entered into a coinsurance and modco reinsurance agreement with CSLR to reinsure 100% of their individual variable annuity contracts. Under these agreements, AGL and USL transferred to the reinsurer $2.1 billion of assets primarily consisting of fixed maturity securities supporting the general account liabilities net of a ceding commission. Additionally, $48.7 billion of separate account liabilities were ceded under the modco portion of the agreement. In addition, the closing of the sale to Venerable of all outstanding membership interests of SAAMCo held by AGL occurred on January 1, 2026.
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
Our net income experiences ongoing volatility as a result of the reinsurance agreements and gives rise to a funds withheld payable that contains an embedded derivative. However, this net income volatility is almost entirely offset with a corresponding change in OCI, which reflects the fair value change from the investment portfolio supporting the funds withheld payable, which is primarily available-for-sale securities, resulting in minimal impact to our comprehensive income (loss) and equity attributable to Corebridge. The Company has also elected the fair value option on the acquisition of certain new fixed maturity securities, helping reduce the mismatch over time. VALIC’s modco agreement with Fortitude Re was recaptured effective January 1, 2025, resulting in a $45 million charge to pre-tax earnings. As of March 31, 2026, $23.7 billion of reserves had been ceded to Fortitude Re.
For additional information on our reinsurance agreements with Fortitude Re, see Note 7 to the Condensed Consolidated Financial Statements.

Corebridge | First Quarter 2026 Form 10-Q 70

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
The following table summarizes the fair values of the embedded derivatives for fixed index annuity, registered index-linked annuity and index universal life products:

(in millions)	March 31, 2026	December 31, 2025
Fixed index annuities	$9,602	$9,996
Registered index-linked annuities	$721	$765
Index universal life	$1,250	$1,261
Our Strategic Partnership with Blackstone
In 2021, we entered into a long-term asset management relationship with Blackstone. As of March 31, 2026, Blackstone managed approximately $71.5 billion in book value of assets in our investment portfolio.
For additional information on our Strategic Partnership with Blackstone, see “Investments” below.
Our Investment Management Agreements with BlackRock
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. As of March 31, 2026, BlackRock managed approximately $91.2 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets.
For additional information on our Investment Management Agreements with BlackRock, see “Investments” below.
See “Business—Investment Management—Our Investment Management Agreements with BlackRock” in the 2025 Form10-K.
Fair Value Option Bond Securities
We elect the fair value option on certain bond securities. When the fair value option is elected, the realized and unrealized gains and losses on these securities are reported in net investment income.
The following table shows the net investment income reported on fair value option bond securities:

	Three Months Ended March 31,
(in millions)	2026	2025
Net investment income - excluding Fortitude Re funds withheld assets	$(9)	$19
Net investment income - Fortitude Re funds withheld assets	20	120
Total	$11	$139

Corebridge | First Quarter 2026 Form 10-Q 71

ITEM 2 | Executive Summary
COREBRIDGE’S MACROECONOMIC, INDUSTRY AND REGULATORY TRENDS
Our business is affected by industry and economic factors such as changes in interest rates and credit spreads; geopolitical tensions; credit and equity market conditions; currency exchange rates; regulation; tax policy; competition; trade disputes with other countries, including the effect of sanctions and trade restrictions, such as tariffs and trade barriers imposed by the U.S. government and any countermeasures by other governments in response to such tariffs; and general economic, market and political conditions. We continued to operate under market conditions in 2026 and 2025 characterized by factors such as higher interest rates, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.
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
For additional information see “Risk Factors—Risks Relating to Market Conditions—We are exposed to risk from equity market declines or volatility.” in the 2025 Form 10-K.
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
For additional information see “Risk Factors—Risks Relating to Market Conditions—Our business is highly dependent on economic and capital market conditions.” in the 2025 Form 10-K.
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the first quarter of 2026 may impact the private equity investments in the alternative investments portfolio in the second quarter of 2026.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products.
As of March 31, 2026, new investments continue to have higher yields than the yield on maturities and redemptions that we are experiencing in our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
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

Corebridge | First Quarter 2026 Form 10-Q 72

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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 39% and 40% were crediting at the contractual minimum guaranteed interest rate at March 31, 2026 and December 31, 2025, respectively. In the universal life insurance products in our Life Insurance business, 58% and 59% of the account values were crediting at the contractual minimum guaranteed interest rate at March 31, 2026 and December 31, 2025, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
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
For example, the Risk-Based Capital (“RBC”) framework and RBC charges and treatment applicable to our U.S. life insurance subsidiaries have been a subject of focus for regulators in recent years. In February 2025, the NAIC announced the creation of a new Risk-Based Capital Model Governance (EX) Task Force (“Task Force”) as part of its efforts to update and strengthen the governance framework around RBC requirements. The Task Force adopted governing principles in December 2025 and soon after began a comprehensive gap analysis and consistency assessment of the existing RBC framework to identify potential issues. The work of the Task Force is ongoing and could result in changes to RBC requirements and calculations in the future, which could affect our capital planning, investment strategies, reporting obligations and permitted disclosures. Relatedly, the inaugural meeting of the Invested Assets (E) Task Force took place in March 2026. It was established for the purpose of better understanding investment products with characteristics that pose unique risks to insurers and developing investment-related solvency policy changes. The task force’s work results in changes to accounting policies and RBC requirements. We are actively monitoring developments associated with these RBC-related NAIC initiatives and their potential impacts on our life insurance subsidiaries.

Corebridge | First Quarter 2026 Form 10-Q 73

ITEM 2 | Executive Summary
As another example, during 2025, the Life Actuarial Task Force adopted updates to actuarial guidelines intended to enhance asset adequacy analysis for asset-intensive, life insurance and annuity reinsurance treaties above certain thresholds. The updated guidelines, referred to as Actuarial Guideline LV (“AG 55”), are designed as a testing and disclosure regime, and the first AG 55 reports were due in April 2026. The NAIC plans to review the disclosures to identify any concerns with insurers’ approaches to asset adequacy testing, with the possibility of making additional changes that could lead to higher reserves for certain reinsurance agreements. We are actively monitoring developments associated with this NAIC initiative, which may be applicable to certain transactions that involve our life insurance subsidiaries acting as cedants.
Further, in March 2026, the Life Actuarial (A) Task Force exposed proposed revisions to VM-22 relating to the reinvestment guardrail for pension risk transfer products, aimed at further refining reserve requirements. A key function of the proposal is to allow an additional 50 basis points of illiquidity spread in reinvestment assumptions. Changes to reserve requirements could impact pricing, reserving and reinsurance strategy for our pension risk transfer business, and we are actively monitoring developments associated with this initiative.
In addition to regulatory developments at the NAIC, we are also subject to accounting practices and standards prescribed and/or permitted by our domiciliary insurance regulators. In December 2025, the NAIC approved agenda item 2024-06: Risk Transfer Analysis of Combination Reinsurance Contracts in respect of SSAP No. 61 and Appendix A-791 (the “Adoption”), clarifying the treatment of combination treaties with interdependent features under statutory accounting for new and newly amended contracts effective immediately and for in-force contracts effective for the year ending December 31, 2026. In response, we received a statutory permitted accounting practice from the Texas Department of Insurance related to an existing reinsurance treaty that fell within the scope of the Adoption. The permitted accounting practice is effective December 31, 2026.
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see “Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation in the 2025 Form 10-K.

Corebridge | First Quarter 2026 Form 10-Q 74

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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Three Months Ended March 31,
(in millions)	2026	2025
Total revenues	$3,964	$3,572
Fortitude Re related items:
Net investment (income) on Fortitude Re funds withheld assets	(260)	(331)
Net realized (gains) losses on Fortitude Re funds withheld assets	21	(4)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	(14)	596
Subtotal - Fortitude Re related items	(253)	261
Businesses exited through reinsurance items:
Premiums	—	(10)
Policy fees	(16)	(131)
Net investment income - excluding Fortitude Re funds withheld assets	(9)	(81)
Advisory fee and other income	—	(110)
Subtotal - Businesses exited through reinsurance items	(25)	(332)
Other reconciling items:
Other (income) - net	(7)	(8)
Net realized losses*	406	907
Subtotal - Other reconciling items	399	899
Total adjustments	121	828
Adjusted revenues	$4,085	$4,400
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

Corebridge | First Quarter 2026 Form 10-Q 75

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
Adjusted After-tax Operating Income Available to Corebridge Common Shareholders (“Adjusted After-tax Operating Income” or “AATOI”) is derived by excluding the tax effected APTOI adjustments described above and preferred stock dividends, as well as the following tax items from net income attributable to us:
•reclassifications of disproportionate tax effects from AOCI, changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and
•deferred income tax valuation allowance releases and charges.

Corebridge | First Quarter 2026 Form 10-Q 76

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) available to Corebridge common shareholders to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) available to Corebridge common shareholders:

Three Months Ended March 31,	2026				2025
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$97	$158	$—	$(61)	$(862)	$(205)	$—	$(657)
Noncontrolling interests	—	—	8	8	—	—	(7)	(7)
Less: Preferred stock dividends	—	—	—	—	—	—	—	—
Pre-tax income (loss)/net income (loss) available to Corebridge common shareholders	97	158	8	(53)	(862)	(205)	(7)	(664)
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(260)	(55)	—	(205)	(331)	(71)	—	(260)
Net realized (gains) losses on Fortitude Re funds withheld assets	21	4	—	17	(4)	(1)	—	(3)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(14)	(3)	—	(11)	596	127	—	469
Subtotal Fortitude Re related items	(253)	(54)	—	(199)	261	55	—	206
Other reconciling items
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	15	—	(15)	—	21	—	(21)
Deferred income tax valuation allowance (releases) charges	—	(155)	—	155	—	(8)	—	8
Changes in fair value of market risk benefits, net	313	66	—	247	335	70	—	265
Changes in benefit reserves related to net realized gains	—	—	—	—	31	7	—	24
Net realized losses*	405	85	—	320	905	190	—	715
Restructuring and other costs	55	12	—	43	97	20	—	77
Non-recurring costs related to regulatory or accounting changes	1	—	—	1	1	—	—	1
Net (gain) on divestiture	(2)	—	—	(2)	—	—	—	—
Businesses exited through reinsurance	5	1	—	4	(51)	(10)	—	(41)
Noncontrolling interests	8	—	(8)	—	(7)	—	7	—
Subtotal Other non-Fortitude Re reconciling items	785	24	(8)	753	1,311	290	7	1,028
Total adjustments	532	(30)	(8)	554	1,572	345	7	1,234
Adjusted pre-tax operating income/Adjusted after-tax operating income available to Corebridge common shareholders	$629	$128	$—	$501	$710	$140	$—	$570
*Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Additionally, gains (losses) related to the disposition of real estate investments are also excluded from this adjustment.

Corebridge | First Quarter 2026 Form 10-Q 77

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
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	At March 31,	At December 31,
(in millions, except per common share data)	2026	2025
Total Corebridge shareholders' equity	$10,805	$13,201
Less: Preferred stock and additional paid-in capital	493	493
Total Corebridge shareholders' equity available to common shareholders (a)	10,312	12,708
Less: Accumulated other comprehensive income (loss)	(10,428)	(9,452)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,610)	(2,391)
Adjusted Book Value (b)	$18,130	$19,769

Total common shares outstanding (c)	456.7	496.4

Book value per common share (a/c)	$22.58	$25.60
Adjusted book value per common share (b/c)	$39.70	$39.83
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
The following table presents the reconciliation of Adjusted ROAE available to common shareholder’s:

	Three Months Ended March 31,
(in millions, unless otherwise noted)	2026	2025
Actual or annualized net income (loss) available to Corebridge common shareholders (a)	$(212)	$(2,656)
Actual or annualized adjusted after-tax operating income available to Corebridge common shareholders (b)	2,004	2,280
Average Corebridge shareholders’ equity	12,003	11,721
Less: Average preferred stock	493	—
Total Average equity available to Corebridge common shareholders	11,510	11,721
Less: Average AOCI	(9,940)	(12,865)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,501)	(2,676)
Average Adjusted Book Value available to Corebridge Common Shareholders (d)	$18,949	$21,910
Return on Average Equity available to Corebridge common shareholders (a/c)	(1.8)%	(22.7)%
Adjusted ROAE available to Corebridge common shareholders (b/d)	10.6%	10.4%

Corebridge | First Quarter 2026 Form 10-Q 78

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
The following table presents the premiums and deposits:

	Three Months Ended March 31,
(in millions)	2026	2025
Individual Retirement
Premiums	$16	$17
Deposits	4,331	4,283
Other(a)	(1)	(2)
Premiums and deposits	4,346	4,298
Group Retirement
Premiums	1	4
Deposits	1,750	1,820
Premiums and deposits(b)(c)	1,751	1,824
Life Insurance
Premiums	361	340
Deposits	386	397
Other(a)	103	119
Premiums and deposits	850	856
Institutional Markets
Premiums	9	500
Deposits	1,043	1,433
Other(a)	14	9
Premiums and deposits	1,066	1,942
Total
Premiums	387	861
Deposits	7,510	7,933
Other(a)	116	126
Premiums and deposits	$8,013	$8,920
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $919 million and $707 million for the three months ended March 31, 2026 and 2025, respectively.
(c)Includes inflows related to in-plan mutual funds of $733 million and $775 million for the three months ended March 31, 2026 and 2025, respectively.
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income. We believe that presenting net investment income on an APTOI basis is useful for gaining an understanding of the main drivers of investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Three Months Ended March 31,
(in millions)	2026	2025
Net investment income (net income basis)	$3,197	$3,189
Net investment (income) on Fortitude Re funds withheld assets	(260)	(331)
Net investment (income) related to businesses exited through reinsurance	(9)	(81)
Other adjustments	(7)	(8)
Derivative income recorded in net realized gains (losses)	68	72
Total adjustments	(208)	(348)
Net investment income (APTOI basis)	$2,989	$2,841

Corebridge | First Quarter 2026 Form 10-Q 79

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
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

(in millions)	March 31, 2026	December 31, 2025

Individual Retirement
AUM	$120,611	$120,419
AUA	—	—
Total Individual Retirement AUMA	120,611	120,419
Group Retirement
AUM	77,407	80,220
AUA	49,190	50,063
Total Group Retirement AUMA	126,597	130,283
Life Insurance
AUM	27,579	27,752
AUA	—	—
Total Life Insurance AUMA	27,579	27,752
Institutional Markets
AUM	59,220	59,390
AUA	48,547	48,507
Total Institutional Markets AUMA	107,767	107,897
Total AUMA	$382,554	$386,351

Fee and Spread income and Underwriting Margin
Fee income is defined as policy fees plus advisory fees plus other fee income. For our Institutional Markets segment, its SVW products generate fee income.
Spread income is defined as net investment income less interest credited to policyholder account balances, excluding the amortization of deferred sales inducement assets. Spread income is comprised of both base spread income and variable investment income. For our Institutional Markets segment, its structured settlements, PRT and GIC products generate spread income, which includes premiums, net investment income, less interest credited and policyholder benefits and excludes the annual assumption update.
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
Variable investment income includes call and tender income on bonds, commercial mortgage loan prepayments, changes in market value of investments accounted for under the fair value option, interest received on defaulted investments (other than foreclosed real estate), income from alternative investments and other miscellaneous investment income, including income on certain partnership entities that are required to be consolidated. Alternative investments include private equity and real estate equity funds which are generally reported on a one-quarter lag.
Base spread income means base portfolio income less interest credited to policyholder account balances, excluding the amortization of deferred sales inducement assets.

Corebridge | First Quarter 2026 Form 10-Q 80

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Base net investment spread means base yield less cost of funds, excluding the amortization of deferred sales inducement assets.
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Three Months Ended March 31,
(in millions)	2026	2025
Individual Retirement
Spread income	$624	$654
Fee income	77	67
Total Individual Retirement	701	721
Group Retirement
Spread income	137	192
Fee income	207	195
Total Group Retirement	344	387
Life Insurance
Underwriting margin	316	325
Total Life Insurance	316	325
Institutional Markets
Spread income	145	132
Fee income	17	15
Underwriting margin	14	21
Total Institutional Markets	176	168
Total
Spread income	906	978
Fee income	301	277
Underwriting margin	330	346
Total	$1,537	$1,601
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Three Months Ended March 31,
(in millions)	2026	2025
Individual Retirement
Base portfolio income	$1,546	$1,396
Variable investment income	(11)	23
Net investment income	1,535	1,419
Group Retirement
Base portfolio income	432	461
Variable investment income	1	24
Net investment income	433	485
Life Insurance
Base portfolio income	325	332
Variable investment income	(1)	4
Net investment income	324	336
Institutional Markets
Base portfolio income	665	552
Variable investment income	33	37
Net investment income	698	589
Total
Base portfolio income	2,968	2,741
Variable investment income	22	88
Net investment income (APTOI basis) - Insurance operations	$2,990	$2,829

Corebridge | First Quarter 2026 Form 10-Q 81

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
The following table presents a summary of our Net Flows:

	Three Months Ended March 31,
(in millions)	2026	2025
Individual Retirement
Fixed Annuities	$(591)	$118
Fixed Index Annuities	456	862
Registered Index-Linked Annuities	599	263
Total Individual Retirement	464	1,243
Group Retirement	(1,867)	(1,836)
Total Net Flows	$(1,403)	$(593)

Corebridge | First Quarter 2026 Form 10-Q 82

ITEM 2 Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three months ended March 31, 2026 and 2025. For factors that relate primarily to a specific business, see “— Business Segment Operations.”

	Three Months Ended March 31,
(in millions)	2026	2025
Revenues:
Premiums	$387	$871
Policy fees	610	720
Net investment income	3,197	3,189
Net realized (losses)	(336)	(1,414)
Advisory fee and other income	106	206
Total revenues	3,964	3,572
Benefits and expenses:
Policyholder benefits	974	1,457
Change in the fair value of market risk benefits, net	378	385
Interest credited to policyholder account balances	1,525	1,417
Amortization of deferred policy acquisition costs and value of business acquired	245	275
Non-deferrable insurance commissions	104	156
Advisory fee expenses	44	70
General operating expenses	468	526
Interest expense	131	148
Net (gain) on divestitures	(2)	—
Total benefits and expenses	3,867	4,434
Income (loss) before income tax expense (benefit)	97	(862)
Income tax expense (benefit)	158	(205)
Net (loss)	(61)	(657)
Less: Net income (loss) attributable to noncontrolling interests	(8)	7
Net (loss) attributable to Corebridge	$(53)	$(664)
The following table presents certain balance sheet data:

(in millions, except per common share data)	March 31, 2026	December 31, 2025
Balance sheet data:
Total assets	$407,060	$413,547
Long-term debt	$9,361	$9,359
Debt of consolidated investment entities	$1,563	$1,547
Total Corebridge shareholders’ equity	$10,805	$13,201
Book value per common share	$22.58	$25.60
Adjusted book value per common share	$39.70	$39.83
Financial Highlights
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 Net Income Comparison
Income (loss) before income tax expense (benefit)
We recorded pre-tax income of $97 million in the three months ended March 31, 2026 compared to pre-tax loss of $862 million in the three months ended March 31, 2025. The change in pre-tax income was primarily due to:
•lower net realized losses of $1.1 billion primarily driven by lower losses from Fortitude Re related balances, favorable changes in foreign exchange transactions and lower losses from derivatives and index-linked interest credited embedded derivatives, net of related hedges; and
•lower policyholder benefits of $483 million primarily due to lower new pension risk transfer business;

Corebridge | First Quarter 2026 Form 10-Q 83

ITEM 2 Consolidated Results of Operations
Partially offset by:
•lower premiums of $484 million primarily due to lower new pension risk transfer business;
•lower policy fees of $110 million due to fees ceded to CSLR ; and
•higher interest credited to policyholder account balances of $108 million primarily due to higher crediting rates and growth in fixed and fixed index annuities and registered index-linked annuities and growing GIC business.
Income tax expense (benefit)
For the three months ended March 31, 2026, there was an income tax expense of $158 million on pre-tax income from operations, resulting in an effective tax rate on income from operations of 162.9%, primarily due to an increase in valuation allowance.
Adjusted pre-tax operating income
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Three Months Ended March 31,
(in millions)	2026	2025
Premiums	$387	$861
Policy fees	594	589
Net investment income	2,989	2,841
Net realized gains (losses)*	9	13
Advisory fee and other income	106	96
Total adjusted revenues	4,085	4,400
Policyholder benefits	982	1,417
Interest credited to policyholder account balances	1,568	1,381
Amortization of deferred policy acquisition costs	245	223
Non-deferrable insurance commissions	101	92
Advisory fee expenses	44	39
General operating expenses	400	391
Interest expense	124	140
Total benefits and expenses	3,464	3,683
Noncontrolling interests	8	(7)
Adjusted pre-tax operating income	$629	$710
*Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 APTOI Comparison
APTOI decreased $81 million, primarily due to:
•lower premiums of $474 million primarily due to lower new pension risk transfer business;
•higher interest credited to policyholder account balances of $187 million primarily due to growth in fixed, fixed index and registered index-linked annuities and growing GIC business.
Partially offset by:
•lower policyholder benefits of $435 million primarily due to lower new pension risk transfer business; and
•higher net investment income of $148 million primarily driven by higher base portfolio income partially offset by lower variable investment income.

Corebridge | First Quarter 2026 Form 10-Q 84

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
The closing with respect to the AGL Reinsurance Agreement occurred on August 1, 2025. Accordingly, retrospectively, effective in the third quarter of 2025, our individual variable annuity business previously reported in the Individual Retirement segment, is now included within Corporate and Other, consistent with how the CODM assesses its performance and allocates its resources. Prior periods presented herein have been recast to conform to the new segment presentation. Additionally, the results of operations from the variable annuity business have been excluded from APTOI as they are not indicative of our ongoing business operations.
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
(in millions)	2026	2025
Individual Retirement	$415	$454
Group Retirement	140	195
Life Insurance	96	108
Institutional Markets	143	137
Corporate and Other	(165)	(184)
Adjusted pre-tax operating income	$629	$710

Corebridge | First Quarter 2026 Form 10-Q 85

ITEM 2 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Three Months Ended March 31,
(in millions)	2026	2025
Adjusted Revenues:
Premiums	$16	$17
Policy fees	77	67
Net investment income:
Base portfolio income	1,546	1,396
Variable investment income (loss)	(11)	23
Net investment income	1,535	1,419
Total adjusted revenues	1,628	1,503
Benefits and expenses:
Policyholder benefits	17	23
Interest credited to policyholder account balances	920	775
Amortization of deferred policy acquisition costs	130	112
Non-deferrable insurance commissions	52	42
Advisory fee expenses	6	6
General operating expenses	88	91
Total benefits and expenses	1,213	1,049
Adjusted pre-tax operating income	$415	$454
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2026	2025
Spread income(a)	$624	$654
Fee income	77	67
Policyholder benefits, net of premiums	(1)	(6)
Non-deferrable insurance commissions	(52)	(42)
Amortization of DAC and DSI	(139)	(122)
General operating expenses	(88)	(91)
Other(b)	(6)	(6)
Adjusted pre-tax operating income	$415	$454
(a)Spread income represents net investment income less interest credited to policyholder account balances, excludes amortization of deferred sales inducements (“DSI”) of $9 million and $10 million for the three months ended March 31, 2026 and 2025 respectively.
(b)Other represents advisory fee expenses.
Financial Highlights
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 APTOI Comparison
APTOI decreased $39 million, primarily due to:
•lower spread income of $30 million primarily driven by a decrease in variable investment income of $34 million due to lower alternative and yield enhancement income, partially offset by higher base spread income of $4 million primarily due to general account growth and asset optimization actions;
•higher amortization of DAC and DSI of $17 million primarily due to growth in the fixed index annuity and RILA business.
Partially offset by:
•higher policy fee income of $10 million, due to higher GMWB fees from growth in fixed index and fixed annuity business.

Corebridge | First Quarter 2026 Form 10-Q 86

ITEM 2 | Business Segment Operations
AUMA
The following table presents Individual Retirement AUMA:

(in millions)	March 31, 2026	December 31, 2025
Total AUMA	$120,611	$120,419

March 31, 2026 to December 31, 2025 AUMA Comparison
AUMA increased $192 million primarily due to positive general account net flows.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Three Months Ended March 31,
(in millions)	2026	2025
Spread income:
Base portfolio income	$1,546	$1,396
Interest credited to policyholder account balances	(911)	(765)
Base spread income	635	631
Variable investment income	(11)	23
Total spread income*	$624	$654
Fee income:
Policy fees	$77	$67
Total fee income	$77	$67
*Excludes amortization of DSI assets of $9 million and $10 million for the three months ended March 31, 2026 and 2025, respectively.
The following table presents Individual Retirement net investment spread:

	Three Months Ended March 31,
	2026	2025
Individual Retirement base net investment spread:
Base yield*	5.08%	5.17%
Cost of funds	(3.36)	(3.15)
Individual Retirement base net investment spread	1.72%	2.02%
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 Comparison
See “Financial Highlights.”
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Three Months Ended March 31,
(in millions)	2026	2025
Fixed annuities	$1,597	$1,999
Fixed index annuities	2,147	2,036
Registered index-linked annuities	602	263
Total	$4,346	$4,298

Corebridge | First Quarter 2026 Form 10-Q 87

ITEM 2 | Business Segment Operations

Net Flows	Three Months Ended March 31,
(in millions)	2026	2025
Fixed annuities	$(591)	$118
Fixed index annuities	456	862
Registered index-linked annuities	599	263
Total	$464	$1,243
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 Comparison
Fixed Annuities Net flows decreased by $709 million over the prior year, primarily due to lower premiums and deposits of $402 million and higher surrenders and withdrawals of $344 million, partially offset by lower death benefits of $37 million.
Fixed Index Annuities Net inflows decreased by $406 million primarily due to higher surrenders and withdrawals of $492 million and higher death benefits of $25 million, partially offset by higher premiums and deposits of $111 million.
Registered Index-Linked Annuities Net inflows increased by $336 million primarily due to higher premiums and deposits of $339 million, partially offset by higher surrenders and withdrawals of $3 million.
Surrenders
The following table presents Individual Retirement surrender rates:

	Three Months Ended March 31,
	2026	2025
Fixed annuities	12.4%	10.5%
Fixed index annuities	11.2	8.8
Registered index-linked annuities	0.4	0.1
The following table presents account values for fixed annuities, fixed index annuities and registered index-linked annuities by surrender charge category:

	March 31, 2026			December 31, 2025
(in millions)	Fixed Annuities	Fixed Index Annuities	Registered Index-Linked Annuities	Fixed Annuities	Fixed Index Annuities	Registered Index-Linked Annuities
No surrender charge	$16,500	$3,610	$—	$16,798	$3,570	$—
Greater than 0% - 2%	1,556	4,179	—	1,509	4,299	—
Greater than 2% - 4%	3,199	7,631	—	2,163	8,033	—
Greater than 4%	33,439	38,611	2,647	34,266	37,002	2,144
Non-surrenderable	2,965	—	—	3,002	—	—
Total account value*	$57,659	$54,031	$2,647	$57,738	$52,904	$2,144
*    Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed annuities, the proportion of account value subject to surrender charge at March 31, 2026 increased compared to December 31, 2025 primarily due to prior year’s growth in the business. For fixed index annuities, the proportion of account value subject to surrender charge at March 31, 2026 was flat compared to December 31, 2025.

Corebridge | First Quarter 2026 Form 10-Q 88

ITEM 2 | Business Segment Operations
Group Retirement
Group Retirement Results

	Three Months Ended March 31,
(in millions)	2026	2025
Adjusted Revenues:
Premiums	$1	$4
Policy fees	109	108
Net investment income:
Base portfolio income	432	461
Variable investment income	1	24
Net investment income	433	485
Advisory fee and other income*	98	87
Total adjusted revenues	641	684
Benefits and expenses:
Policyholder benefits	3	5
Interest credited to policyholder account balances	299	296
Amortization of deferred policy acquisition costs	27	22
Non-deferrable insurance commissions	31	30
Advisory fee expenses	37	33
General operating expenses	104	103
Total benefits and expenses	501	489
Adjusted pre-tax operating income	$140	$195
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
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2026	2025
Spread income(a)	$137	$192
Fee income(b)	207	195
Policyholder benefits, net of premiums	(2)	(1)
Non-deferrable insurance commissions	(31)	(30)
Amortization of DAC and DSI	(30)	(25)
General operating expenses	(104)	(103)
Other(c)	(37)	(33)
Adjusted pre-tax operating income	$140	$195
(a)Excludes amortization of DSI assets of $3 million and $3 million for the three months ended March 31, 2026 and 2025, respectively
(b)Fee income represents policy fee and advisory fee and other income.
(c)Other consists of advisory fee expenses.
Financial Highlights
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 APTOI Comparison
APTOI decreased $55 million, primarily due to:
•lower spread income of $55 million due to lower base spread income of $32 million reflecting lower base portfolio income, primarily due to negative general account flows and higher crediting rates; and a decrease in variable investment income of $23 million.

Corebridge | First Quarter 2026 Form 10-Q 89

ITEM 2 | Business Segment Operations
AUMA
The following table presents Group Retirement AUMA by product:

(in millions)	March 31, 2026	December 31, 2025
AUMA by asset type:
In-plan spread based	$21,618	$21,947
In-plan fee based	59,095	61,505
Total in-plan AUMA(a)	80,713	83,452
Out-of-plan proprietary - General Account	17,363	17,666
Out-of-plan proprietary - Separate Accounts	10,382	11,030
Total out-of-plan proprietary annuities	27,745	28,696
Advisory and brokerage assets	18,139	18,135
Total out-of-plan AUMA(b)	45,884	46,831
Total AUMA	$126,597	$130,283
(a)Includes $13.9 billion of AUMA at March 31, 2026 and $14.1 billion of AUMA at December 31, 2025 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)    Includes $15.2 billion of AUMA at March 31, 2026 and $15.1 billion of AUMA at December 31, 2025 that is associated with our out-of-plan investment advisory service that we offer to participants at an additional fee.
March 31, 2026 to December 31, 2025 AUMA Comparison
Total assets decreased by $3.7 billion, primarily driven by a decrease of $2.7 billion in in-plan fee earning assets and $951 million in out-of-plan proprietary annuities, due to lower equity markets and negative net flows.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Three Months Ended March 31,
(in millions)	2026	2025
Spread income:
Base portfolio income	$432	$461
Interest credited to policyholder account balances	(296)	(293)
Base spread income	136	168
Variable investment income	1	24
Total spread income*	$137	$192
Fee income:
Policy fees	$109	$108
Advisory fees and other income	98	87
Total fee income	$207	$195
*Excludes amortization of DSI assets of $3 million and $3 million for the three months ended March 31, 2026 and 2025, respectively

	Three Months Ended March 31,
	2026	2025
Base net investment spread:
Base yield*	4.19%	4.39%
Cost of funds	(3.15)	(3.04)
Base net investment spread	1.04%	1.35%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 Comparison
See “Financial Highlights.”

Corebridge | First Quarter 2026 Form 10-Q 90

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

Premiums and Deposits and Net Flows	Three Months Ended March 31,
(in millions)	2026	2025
In-plan(a)(b)	$1,145	$1,249
Out-of-plan proprietary variable annuity	152	178
Out-of-plan proprietary fixed, index annuities and registered index-linked annuities	454	397
Premiums and deposits(c)	$1,751	$1,824
Net Flows	$(1,867)	$(1,836)
(a)In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)Includes inflows related to in-plan mutual funds of $733 million and $775 million for the three months ended March 31, 2026 and 2025, respectively.
(c)Excludes client deposits into advisory and brokerage accounts of $919 million and $707 million for the three months ended March 31, 2026 and 2025, respectively.
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 Comparison
Net flows remained negative and increased by $31 million primarily due to a decrease in deposits of $73 million driven by a decrease in in-plan annuity deposits, partially offset by a decrease in surrenders, withdrawals and death benefits of $42 million. Large plan acquisitions and surrenders resulted in lower negative net flows of $269 million compared to the prior year.
Surrenders
The following table presents Group Retirement surrender rates:

	Three Months Ended March 31,
	2026	2025
Surrender rates	12.4%	12.8%
The following table presents account value for Group Retirement annuities by surrender charge category:

(in millions)	March 31, 2026	December 31, 2025
No surrender charge(a)	$66,848	$69,257
Greater than 0% - 2%	1,506	1,532
Greater than 2% - 4%	1,181	1,238
Greater than 4%	7,148	7,030
Non-surrenderable	353	364
Total account value(b)(c)	$77,036	$79,421
(a)Group Retirement amounts in this category include account values in the general account of approximately $3.5 billion and $3.6 billion at March 31, 2026 and December 31, 2025, respectively, which are subject to 20% annual withdrawal limitations at the participant level and account values in the general account of $4.5 billion and $4.6 billion at March 31, 2026 and December 31, 2025, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(b)Excludes mutual fund assets under administration of $31.0 billion and $31.9 billion at March 31, 2026 and December 31, 2025, respectively.
(c)Includes payout Immediate Annuities and funding agreements.
March 31, 2026 to December 31, 2025 Comparison
Group Retirement annuity deposits are typically subject to a four- to seven-year surrender charge period, depending on the product. In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges.

Corebridge | First Quarter 2026 Form 10-Q 91

ITEM 2 | Business Segment Operations
Life Insurance
Life Insurance Results

	Three Months Ended March 31,
(in millions)	2026	2025
Adjusted Revenues:
Premiums	$361	$340
Policy fees	356	364
Net investment income:
Base portfolio income	325	332
Variable investment income (loss)	(1)	4
Net investment income	324	336
Other income	1	1
Total adjusted revenues	1,042	1,041
Benefits and expenses:
Policyholder benefits	648	636
Interest credited to policyholder account balances	78	80
Amortization of deferred policy acquisition costs	83	85
Non-deferrable insurance commissions	13	14
Advisory fee expenses	1	—
General operating expenses	123	118
Total benefits and expenses	946	933
Adjusted pre-tax operating income	$96	$108
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2026	2025
Underwriting margin(a)	$316	$325
General operating expenses	(123)	(118)
Non-deferrable insurance commissions	(13)	(14)
Amortization of DAC	(83)	(85)
Other(b)	(1)	—
Adjusted pre-tax operating income	$96	$108
(a)Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances.
(b)    Other primarily represents advisory fee expenses.
Financial Highlights
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 APTOI Comparison
APTOI decreased $12 million, primarily due to:
•Decrease in underwriting margin of $9 million, driven by expected seasonal mortality levels following favorable experience last year.
AUMA
The following table presents Life Insurance AUMA:

(in millions)	March 31, 2026	December 31, 2025
Total AUMA	$27,579	$27,752
March 31, 2026 to December 31, 2025 AUMA Comparison
AUMA decreased $173 million in the three months ended March 31, 2026 compared to the prior year-end primarily due to interest rate movements.

Corebridge | First Quarter 2026 Form 10-Q 92

ITEM 2 | Business Segment Operations
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Three Months Ended March 31,
(in millions)	2026	2025
Premiums	$361	$340
Policy fees	356	364
Net investment income	324	336
Other income	1	1
Policyholder benefits	(648)	(636)
Interest credited to policyholder account balances	(78)	(80)
Underwriting margin	$316	$325
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 APTOI Comparison
See “Financial Highlights.”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Three Months Ended March 31,
(in millions)	2026	2025
Traditional Life	$464	$459
Universal Life	386	397
Premiums and deposits	$850	$856
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 Comparison
Premiums and deposits decreased $6 million for the three months ended March 31, 2026 compared to the prior year, primarily due to lower deposits and sales of universal life products.
Institutional Markets
Institutional Markets Results

	Three Months Ended March 31,
(in millions)	2026	2025
Adjusted Revenues:
Premiums	$9	$500
Policy fees	52	50
Net investment income:
Base portfolio income	665	552
Variable investment income	33	37
Net investment income	698	589
Other income	1	1
Total adjusted revenues	760	1,140
Benefits and expenses:
Policyholder benefits	314	742
Interest credited to policyholder account balances	270	230
Amortization of deferred policy acquisition costs	5	4
Non-deferrable insurance commissions	5	5
General operating expenses	23	22
Total benefits and expenses	617	1,003
Adjusted pre-tax operating income	$143	$137

Corebridge | First Quarter 2026 Form 10-Q 93

ITEM 2 | Business Segment Operations
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended March 31,
(in millions)	2026	2025
Spread income(a)	$145	$132
Fee income(b)	17	15
Underwriting margin(c)	14	21
Non-deferrable insurance commissions	(5)	(5)
General operating expenses	(23)	(22)
Other	(5)	(4)
Adjusted pre-tax operating income	$143	$137
(a)Represents spread income on GIC, PRT and structured settlement products.
(b)Represents fee income on SVW products.
(c)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Financial Highlights
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 APTOI Comparison
APTOI increased $6 million, primarily due to:
•higher spread income of $13 million driven by $16 million higher base spread income, reflecting growth in the business partially offset by $3 million lower variable investment income from other yield enhancements.
Partially offset by:
•lower underwriting margin of $7 million driven by $4 million lower net investment income and $3 million higher policyholder benefits and other activity.
AUMA
The following table presents Institutional Markets AUMA:

(in millions)	March 31, 2026	December 31, 2025
SVW (AUA)	$48,547	$48,507
GIC, PRT/assumed reinsurance and Structured settlements (AUM)	51,394	51,511
All other (AUM)	7,826	7,879
Total AUMA	$107,767	$107,897
March 31, 2026 to December 31, 2025 AUMA Comparison
AUMA lower $130 million, primarily due to benefit payments on the GIC, PRT and structured settlement products of $733 million, net outflows of $424 million from SVW products and investment performance and other activity of $39 million, partially offset by deposits of GIC products of $1.0 billion.

Corebridge | First Quarter 2026 Form 10-Q 94

ITEM 2 | Business Segment Operations
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Three Months Ended March 31,
(in millions)	2026	2025
Premiums	$16	$508
Net investment income	664	551
Policyholder benefits	(293)	(725)
Interest credited to policyholder account balances	(242)	(202)
Total spread income(a)	$145	$132
SVW fees	$17	$15
Total fee income	$17	$15
Premiums	$(7)	$(8)
Policy fees (excluding SVW)	35	35
Net investment income	34	38
Other income	1	1
Policyholder benefits	(21)	(17)
Interest credited to policyholder account balances	(28)	(28)
Total underwriting margin(b)	$14	$21
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 Comparison
See “Financial Highlights.”
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Three Months Ended March 31,
(in millions)	2026	2025
PRT/assumed reinsurance	$6	$469
GICs	1,011	1,325
Other*	49	148
Premiums and deposits	$1,066	$1,942
*Other principally consists of structured settlements and Corporate Markets products.
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 Comparison
Premiums and deposits decreased compared to the prior year period by $876 million, primarily due to lower premiums on new PRT business of $463 million and lower deposits on new GICs of $314 million.

Corebridge | First Quarter 2026 Form 10-Q 95

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
Corporate and Other Results

	Three Months Ended March 31,
(in millions)	2026	2025
Adjusted Revenues:
Net investment income (loss)	$(1)	$12
Net realized gains on real estate investments	9	13
Other income	6	7
Total adjusted revenues	14	32
Benefits and expenses:
Policyholder benefits	—	11
Interest credited to policyholder account balances	1	—
Non-deferrable insurance commissions	—	1
General operating expenses:
Corporate and other	48	43
Asset management(a)	14	14
Total general operating expenses	62	57
Interest expense:
Corporate	113	125
Asset management and other	11	15
Total interest expense	124	140
Total benefits and expenses	187	209
Noncontrolling interest(b)	8	(7)
Adjusted pre-tax operating (loss)	$(165)	$(184)

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

	Three Months Ended March 31,
(in millions)	2026	2025
Corporate expenses	$(38)	$(35)
Interest expense on financial debt	(113)	(125)
Asset management	2	(3)
Consolidated investment entities	—	3
Other	(16)	(24)
Adjusted pre-tax operating (loss)	$(165)	$(184)
Financial Highlights
Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025 APTOI Comparison
Adjusted pre-tax operating loss decreased $19 million primarily due to:
•lower interest expense on financial debt of $12 million due to repayment of debt maturities in April and July 2025.

Corebridge | First Quarter 2026 Form 10-Q 96

ITEM 2 | Investments

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
The primary objectives of our portfolio optimization are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS, CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At March 31, 2026, of $238.4 billion of invested assets supporting our insurance operating companies, approximately 47% were in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 32% of our fixed income securities, of which 99% were investment grade. At December 31, 2025, of $239.3 billion of invested assets supporting our insurance operating companies, approximately 47% were in corporate debt securities. MBS, ABS and CLOs represent 32% of our fixed income securities and 99% were investment grade.
See “Business - Investment Management” in the 2025 Form 10-K for further information, including current and future management of our investment portfolio.
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

Corebridge | First Quarter 2026 Form 10-Q 97

ITEM 2 | Investments
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

Corebridge | First Quarter 2026 Form 10-Q 98

ITEM 2 | Investments
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
March 31, 2026
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,081	$246	$1,327
Obligations of states, municipalities and political subdivisions	3,609	560	4,169
Non-U.S. governments	3,921	204	4,125
Corporate debt	111,174	10,024	121,198
Mortgage-backed, asset-backed and collateralized:
RMBS	16,300	444	16,744
CMBS	9,214	278	9,492
CLO	8,708	47	8,755
ABS	21,380	483	21,863
Total mortgage-backed, asset-backed and collateralized	55,602	1,252	56,854
Total bonds available-for-sale	175,387	12,286	187,673
Other bond securities	388	4,998	5,386
Total fixed maturities	175,775	17,284	193,059
Equity securities	1,157	—	1,157
Mortgage and other loans receivable:
Residential mortgages	13,808	—	13,808
Commercial mortgages	33,652	2,597	36,249
Life insurance policy loans	1,386	299	1,685
Commercial loans, other loans and notes receivable	2,552	59	2,611
Total mortgage and other loans receivable(a)	51,398	2,955	54,353
Other invested assets(b)	8,493	1,857	10,350
Short-term investments	4,462	266	4,728
Total(c)	$241,285	$22,362	$263,647
December 31, 2025
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,090	$247	$1,337
Obligations of states, municipalities and political subdivisions	3,915	571	4,486
Non-U.S. governments	4,270	217	4,487
Corporate debt	111,739	10,332	122,071
Mortgage-backed, asset-backed and collateralized:
RMBS	15,891	459	16,350
CMBS	8,959	348	9,307
CLO	9,038	54	9,092
ABS	21,740	511	22,251
Total mortgage-backed, asset-backed and collateralized	55,628	1,372	57,000
Total bonds available-for-sale	176,642	12,739	189,381
Other bond securities	425	4,982	5,407
Total fixed maturities	177,067	17,721	194,788
Equity securities	79	—	79
Mortgage and other loans receivable:
Residential mortgages	13,767	—	13,767
Commercial mortgages	33,733	2,682	36,415
Life insurance policy loans	1,392	302	1,694
Commercial loans, other loans and notes receivable	2,542	63	2,605
Total mortgage and other loans receivable(a)	51,434	3,047	54,481
Other invested assets(b)	8,317	1,918	10,235
Short-term investments	5,276	399	5,675
Total(c)	$242,173	$23,085	$265,258
(a)Net of total allowance for credit losses for $753 million and $727 million at March 31, 2026 and December 31, 2025, respectively.
(b)Other invested assets, excluding Fortitude Re funds withheld assets, include $6.4 billion and $6.3 billion of private equity funds as of March 31, 2026 and December 31, 2025, respectively, which are generally reported on a one-quarter lag.
(c)Includes the consolidation of approximately $4.9 billion and $5.1 billion of consolidated investment entities at March 31, 2026 and December 31, 2025, respectively.

Corebridge | First Quarter 2026 Form 10-Q 99

ITEM 2 | Investments
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	March 31, 2026	December 31, 2025
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,081	$1,089
Obligations of states, municipalities and political subdivisions	3,608	3,915
Non-U.S. governments	3,922	4,270
Corporate debt	111,974	112,537
Mortgage-backed, asset-backed and collateralized:
RMBS	16,837	16,406
CMBS	9,215	8,959
CLO	8,675	8,995
ABS	21,380	21,740
Total mortgage-backed, asset-backed and collateralized	56,107	56,100
Total bonds available-for-sale	176,692	177,911
Other bond securities	367	394
Total fixed maturities	177,059	178,305
Equity securities	1,155	78
Mortgage and other loans receivable:
Residential mortgages	12,390	12,305
Commercial mortgages	34,205	34,295
Commercial loans, other loans and notes receivable	2,678	2,600
Total mortgage and other loans receivable(a)(b)	49,273	49,200
Other invested assets
Hedge funds	62	68
Private equity(c)	5,835	5,725
Real estate investments	28	11
Other invested assets - All other	855	848
Total other invested assets	6,780	6,652
Short-term investments	4,120	5,043
Total(d)	$238,387	$239,278
(a)Does not reflect allowance for credit loss on mortgage loans of $707 million and $692 million at March 31, 2026 and December 31, 2025, respectively.
(b)Does not reflect policy loans of $1.4 billion and $1.4 billion at March 31, 2026 and December 31, 2025, respectively.
(c)Private equity funds are generally reported on a one-quarter lag.
(d)Excludes approximately $4.9 billion and $5.1 billion of consolidated investment entities as well as $2.7 billion and $2.9 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at March 31, 2026 and December 31, 2025, respectively.

Corebridge | First Quarter 2026 Form 10-Q 100

ITEM 2 | Investments
Credit Ratings
At March 31, 2026, nearly all our fixed maturity securities were held by our U.S. entities and 94% of these securities were rated investment grade by one or more of the principal rating agencies.
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
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of March 31, 2026 and December 31, 2025, 95% and 95%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 96% and 96% investment grade as of March 31, 2026 and December 31, 2025, respectively. The remaining below investment grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
March 31, 2026
Other fixed maturity securities	$50,862	$60,938	$111,800	$5,244	$2,221	$450	$148	$8,063	$119,863
Mortgage-backed, asset-backed and collateralized	45,884	9,390	55,274	265	210	78	26	579	55,853
Total(b)	$96,746	$70,328	$167,074	$5,509	$2,431	$528	$174	$8,642	$175,716
Fortitude Re funds withheld assets									$17,284
Total fixed maturities									$193,000
December 31, 2025
Other fixed maturity securities	$52,407	$60,804	$113,211	$5,107	$2,279	$428	$81	$7,895	$121,106
Mortgage-backed, asset-backed and collateralized	45,535	9,734	55,269	270	203	76	63	612	55,881
Total(b)	$97,942	$70,538	$168,480	$5,377	$2,482	$504	$144	$8,507	$176,987
Fortitude Re funds withheld assets									$17,721
Total fixed maturities									$194,708
(a)Includes $0 million and $1 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of March 31, 2026 and $0 million and $1 million of NAIC 4 and 5 securities, respectively, as of December 31, 2025. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $59 million and $80 million of fixed maturity securities for which no NAIC Designation is available at March 31, 2026 and December 31, 2025, respectively.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	March 31, 2026	December 31, 2025
NAIC 1	$97,283	$98,454
NAIC 2	71,131	71,341
NAIC 3	5,512	5,380
NAIC 4	2,433	2,484
NAIC 5 and 6	700	646
Total*	$177,059	$178,305
*    Excludes approximately $42 million and $53 million of consolidated investment entities and $1.3 billion and $1.3 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at March 31, 2026 and December 31, 2025, respectively.

Corebridge | First Quarter 2026 Form 10-Q 101

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
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
March 31, 2026
Other fixed maturity securities	$52,412	$59,697	$112,109	$4,904	$2,281	$569	$7,754	$119,863
Mortgage-backed, asset-backed and collateralized	42,994	10,034	53,028	507	235	2,083	2,825	55,853
Total(c)	$95,406	$69,731	$165,137	$5,411	$2,516	$2,652	$10,579	$175,716
Fortitude Re funds withheld assets								$17,284
Total fixed maturities								$193,000
December 31, 2025
Other fixed maturity securities	$53,742	$59,819	$113,561	$4,758	$2,292	$495	$7,545	$121,106
Mortgage-backed, asset-backed and collateralized	42,517	10,330	52,847	524	280	2,230	3,034	55,881
Total(c)	$96,259	$70,149	$166,408	$5,282	$2,572	$2,725	$10,579	$176,987
Fortitude Re funds withheld assets								$17,721
Total fixed maturities								$194,708
(a)Includes $2.1 billion and $2.2 billion at March 31, 2026 and December 31, 2025, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)Includes $2 million of consolidated CLOs as of March 31, 2026 and $1 million as of December 31, 2025. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c)Excludes $59 million and $80 million of fixed maturity securities for which no NAIC Designation is available at March 31, 2026 and December 31, 2025, respectively.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
March 31, 2026
Other fixed maturity securities	$52,411	$60,497	$112,908	$4,904	$2,282	$568	$7,754	$120,662
Mortgage-backed, asset-backed and collateralized	43,521	10,044	53,565	511	237	2,084	2,832	56,397
Total fixed maturities*	$95,932	$70,541	$166,473	$5,415	$2,519	$2,652	$10,586	$177,059
December 31, 2025
Other fixed maturity securities	$53,740	$60,617	$114,357	$4,758	$2,291	$495	$7,544	$121,901
Mortgage-backed, asset-backed and collateralized	43,026	10,340	53,366	527	281	2,230	3,038	56,404
Total fixed maturities*	$96,766	$70,957	$167,723	$5,285	$2,572	$2,725	$10,582	$178,305
*    Excludes approximately $42 million and $53 million of consolidated investment entities and $1.3 billion and $1.3 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at March 31, 2026 and December 31, 2025, respectively.
For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk” in the 2025 Form 10-K.

Corebridge | First Quarter 2026 Form 10-Q 102

ITEM 2 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Rating:
Other fixed maturity securities*
AAA	$1,269	$1,288	$—	$—	$1,269	$1,288
AA	11,547	22,019	—	31	11,547	22,050
A	39,578	30,403	18	1	39,596	30,404
BBB	59,647	59,768	50	51	59,697	59,819
Below investment grade	7,703	7,532	9	9	7,712	7,541
Non-rated	41	4	1	—	42	4
Total	$119,785	$121,014	$78	$92	$119,863	$121,106
Mortgage-backed, asset-backed and collateralized
AAA	$16,117	$10,723	$47	$10	$16,164	$10,733
AA	12,899	22,963	20	67	12,919	23,030
A	13,799	8,642	112	112	13,911	8,754
BBB	9,973	10,268	61	62	10,034	10,330
Below investment grade	2,778	2,982	46	46	2,824	3,028
Non-rated	36	50	24	36	60	86
Total	$55,602	$55,628	$310	$333	$55,912	$55,961
Total
AAA	$17,386	$12,011	$47	$10	$17,433	$12,021
AA	24,446	44,982	20	98	24,466	45,080
A	53,377	39,045	130	113	53,507	39,158
BBB	69,620	70,036	111	113	69,731	70,149
Below investment grade	10,481	10,514	55	55	10,536	10,569
Non-rated	77	54	25	36	102	90
Total	$175,387	$176,642	$388	$425	$175,775	$177,067

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Rating:
Other fixed maturity securities*
AAA	$331	$337	$20	$20	$351	$357
AA	2,085	2,799	614	1,038	2,699	3,837
A	4,185	3,660	567	232	4,752	3,892
BBB	4,149	4,269	1,667	1,524	5,816	5,793
Below investment grade	282	302	308	300	590	602
Non-rated	2	—	9	9	11	9
Total	$11,034	$11,367	$3,185	$3,123	$14,219	$14,490
Mortgage-backed, asset-backed and collateralized
AAA	$227	$89	$147	$86	$374	$175
AA	252	583	143	571	395	1,154
A	271	122	707	375	978	497
BBB	242	268	780	769	1,022	1,037
Below investment grade	259	309	35	57	294	366
Non-rated	1	1	1	1	2	2
Total	$1,252	$1,372	$1,813	$1,859	$3,065	$3,231

Corebridge | First Quarter 2026 Form 10-Q 103

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Rating:
Total
AAA	$558	$426	$167	$106	$725	$532
AA	2,337	3,382	757	1,609	3,094	4,991
A	4,456	3,782	1,274	607	5,730	4,389
BBB	4,391	4,537	2,447	2,293	6,838	6,830
Below investment grade	541	611	343	357	884	968
Non-rated	3	1	10	10	13	11
Total	$12,286	$12,739	$4,998	$4,982	$17,284	$17,721

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Rating:
Other fixed maturity securities*
AAA	$1,600	$1,625	$20	$20	$1,620	$1,645
AA	13,632	24,818	614	1,069	14,246	25,887
A	43,763	34,063	585	233	44,348	34,296
BBB	63,796	64,037	1,717	1,575	65,513	65,612
Below investment grade	7,985	7,834	317	309	8,302	8,143
Non-rated	43	4	10	9	53	13
Total	$130,819	$132,381	$3,263	$3,215	$134,082	$135,596
Mortgage-backed, asset-backed and collateralized
AAA	$16,344	$10,812	$194	$96	$16,538	$10,908
AA	13,151	23,546	163	638	13,314	24,184
A	14,070	8,764	819	487	14,889	9,251
BBB	10,215	10,536	841	831	11,056	11,367
Below investment grade	3,037	3,291	81	103	3,118	3,394
Non-rated	37	51	25	37	62	88
Total	$56,854	$57,000	$2,123	$2,192	$58,977	$59,192
Total
AAA	$17,944	$12,437	$214	$116	$18,158	$12,553
AA	26,783	48,364	777	1,707	27,560	50,071
A	57,833	42,827	1,404	720	59,237	43,547
BBB	74,011	74,573	2,558	2,406	76,569	76,979
Below investment grade	11,022	11,125	398	412	11,420	11,537
Non-rated	80	55	35	46	115	101
Total	$187,673	$189,381	$5,386	$5,407	$193,059	$194,788
*Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S. governments, and corporate debt.

Corebridge | First Quarter 2026 Form 10-Q 104

ITEM 2 | Investments
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	March 31, 2026			December 31, 2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
France	$450	$19	$469	$471	$19	$490
Chile	420	22	442	481	23	504
Mexico	350	27	377	369	28	397
Indonesia	287	30	317	295	32	327
Saudi Arabia	195	18	213	195	19	214
United Arab Emirates	178	1	179	199	1	200
Colombia	168	27	195	173	27	200
Qatar	160	21	181	179	28	207
Panama	129	19	148	150	20	170
Norway	114	—	114	117	—	117
Other	1,470	92	1,562	1,641	95	1,736
Total*	$3,921	$276	$4,197	$4,270	$292	$4,562
*Includes bonds available-for-sale and other bond securities.
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	March 31, 2026			December 31, 2025
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$33,405	$2,040	$35,445	$33,605	$2,151	$35,756
Utilities	18,574	2,201	20,775	18,556	2,248	20,804
Communications	6,333	580	6,913	5,987	591	6,578
Consumer noncyclical	11,390	1,183	12,573	11,723	1,233	12,956
Capital goods	3,961	355	4,316	3,969	364	4,333
Energy	10,013	884	10,897	10,056	913	10,969
Consumer cyclical	6,285	400	6,685	6,404	410	6,814
Basic materials	4,186	242	4,428	4,170	250	4,420
Other	17,027	2,139	19,166	17,269	2,172	19,441
Total*	$111,174	$10,024	$121,198	$111,739	$10,332	$122,071
*    94% and 94% of investments were rated investment grade at March 31, 2026 and December 31, 2025, respectively.

Corebridge | First Quarter 2026 Form 10-Q 105

ITEM 2 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	March 31, 2026		December 31, 2025
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$4,454	27%	$4,097	25%
AAA	210		—
AA	4,244		4,097
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	2,992	18%	3,113	20%
AAA	1,454		976
AA	93		652
A	73		51
BBB	35		34
Below investment grade	1,337		1,400
Non-rated	—		—
Sub-prime RMBS	950	6%	981	6%
AAA	68		32
AA	58		87
A	56		60
BBB	74		24
Below investment grade	694		778
Non-rated	—		—
Prime non-agency	3,551	22%	3,621	23%
AAA	2,517		2,249
AA	695		856
A	155		327
BBB	96		86
Below investment grade	88		100
Non-rated	—		3
Other housing related	4,353	27%	4,079	26%
AAA	2,786		2,614
AA	906		886
A	603		461
BBB	45		106
Below investment grade	13		12
Non-rated	—		—
Total RMBS excluding Fortitude Re funds withheld assets	16,300	100%	15,891	100%
Total RMBS Fortitude Re funds withheld assets	444		459
Total RMBS*	$16,744		$16,350
*    Includes $2.1 billion and $2.2 billion at March 31, 2026 and December 31, 2025, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | First Quarter 2026 Form 10-Q 106

ITEM 2 | Investments
Investments in CMBS
The following table presents our CMBS available-for-sale securities:

	March 31, 2026		December 31, 2025
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$8,170	89%	$7,923	88%
AAA	4,522		2,993
AA	1,073		2,634
A	1,097		939
BBB	1,036		914
Below investment grade	440		443
Non-rated	2		—
Agency	864	9%	878	10%
AAA	68		—
AA	796		878
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Other	180	2%	158	2%
AAA	61		35
AA	4		4
A	18		18
BBB	97		101
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	9,214	100%	8,959	100%
Total Fortitude Re funds withheld assets	278		348
Total	$9,492		$9,307
The fair value of CMBS holdings increased slightly during the three months ended March 31, 2026. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination.

Corebridge | First Quarter 2026 Form 10-Q 107

ITEM 2 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available-for-sale securities by collateral type:

	March 31, 2026		December 31, 2025
(dollars in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$8,638	29%	$8,967	29%
AAA	2,199		992
AA	2,283		3,820
A	2,599		2,512
BBB	1,524		1,598
Below investment grade	—		—
Non-rated	33		45
CDO - other	70	—%	71	—%
AAA	20		20
AA	49		49
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	1		2
ABS	21,380	71%	21,740	71%
AAA	2,212		812
AA	2,698		9,000
A	9,198		4,274
BBB	7,066		7,405
Below investment grade	206		249
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	30,088	100%	30,778	100%
Total Fortitude Re funds withheld assets	530		565
Total	$30,618		$31,343
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2026	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$40,452	$876	3,694	$1,099	$328	82	$40	$23	2	$41,591	$1,227	3,778
7-11 months	3,671	202	281	1,657	541	86	29	26	2	5,357	769	369
12 months or more	45,808	4,128	4,615	28,037	9,075	2,405	473	257	27	74,318	13,460	7,047
Total	89,931	5,206	8,590	30,793	9,944	2,573	542	306	31	121,266	15,456	11,194
Below investment grade bonds
0-6 months	2,165	47	552	103	33	21	5	5	4	2,273	85	577
7-11 months	416	21	75	69	24	9	6	5	4	491	50	88
12 months or more	2,307	162	513	646	209	106	12	8	8	2,965	379	627
Total	4,888	230	1,140	818	266	136	23	18	16	5,729	514	1,292
Total bonds
0-6 months	42,617	923	4,246	1,202	361	103	45	28	6	43,864	1,312	4,355
7-11 months	4,087	223	356	1,726	565	95	35	31	6	5,848	819	457
12 months or more	48,115	4,290	5,128	28,683	9,284	2,511	485	265	35	77,283	13,839	7,674
Total excluding Fortitude Re funds withheld assets	$94,819	$5,436	9,730	$31,611	$10,210	2,709	$565	$324	47	$126,995	$15,970	12,486
Total Fortitude Re funds withheld assets										$14,455	$3,192	598
Total										$141,450	$19,162	13,084

Corebridge | First Quarter 2026 Form 10-Q 108

ITEM 2 | Investments

December 31, 2025	Less Than or Equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$15,680	$340	1,413	$2,066	$645	125	$32	$30	2	$17,778	$1,015	1,540
7-11 months	7,442	360	566	765	220	73	16	8	—	8,223	588	639
12 months or more	49,278	4,129	5,240	26,792	8,428	2,352	248	133	16	76,318	12,690	7,608
Total	72,400	4,829	7,219	29,623	9,293	2,550	296	171	18	102,319	14,293	9,787
Below investment grade bonds
0-6 months	934	19	207	60	19	15	1	1	3	995	39	225
7-11 months	386	13	76	1	—	2	—	—	2	387	13	80
12 months or more	2,673	174	550	364	118	66	9	6	7	3,046	298	623
Total	3,993	206	833	425	137	83	10	7	12	4,428	350	928
Total bonds
0-6 months	16,614	359	1,620	2,126	664	140	33	31	5	18,773	1,054	1,765
7-11 months	7,828	373	642	766	220	75	16	8	2	8,610	601	719
12 months or more	51,951	4,303	5,790	27,156	8,546	2,418	257	139	23	79,364	12,988	8,231
Total excluding Fortitude Re funds withheld assets	$76,393	$5,035	8,052	$30,048	$9,430	2,633	$306	$178	30	$106,747	$14,643	10,715
Total Fortitude Re funds withheld assets										$14,498	$3,016	524
Total										$121,245	$17,659	11,239
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at March 31, 2026 and December 31, 2025.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
(e)Includes MTM movement relating to embedded derivatives and fair value hedge basis adjustment.
The allowance for credit losses was $9 million and $3 million for investment grade bonds, and $159 million and $127 million for below investment grade bonds as of March 31, 2026 and December 31, 2025, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the three months ended March 31,2026 and 2025 were primarily attributable to changes in the fair value of fixed maturity securities. For the three months ended March 31,2026 net unrealized losses were $2.6 billion primarily due to widening of credit spreads. For the three months ended March 31, 2025, net unrealized gains were $2.0 billion primarily due to narrowing of credit spreads.
For further discussion of our investment portfolio, see Notes 4 and 5 to the Condensed Consolidated Financial Statements.

Corebridge | First Quarter 2026 Form 10-Q 109

ITEM 2 | Investments
Commercial Mortgage Loans
At March 31, 2026 and December 31, 2025, we had direct commercial mortgage loan exposure of $36.8 billion and $37.0 billion, respectively. At March 31, 2026 and December 31, 2025, we had an allowance for credit losses of $597 million and $594 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
March 31, 2026
State:
New York	75	$1,871	$3,152	$282	$559	$62	$—	$5,926	17%
California	57	626	855	111	1,167	526	51	3,336	10%
New Jersey	46	1,519	4	267	815	—	20	2,625	8%
Florida	50	752	103	445	602	490	57	2,449	7%
Texas	42	857	254	453	200	17	178	1,959	6%
Massachusetts	19	350	1,017	514	29	—	—	1,910	6%
Illinois	20	324	321	2	321	—	58	1,026	3%
Colorado	17	512	41	87	231	111	—	982	3%
Pennsylvania	20	183	159	162	378	—	—	882	2%
Ohio	14	57	—	51	539	—	—	647	2%
Other States	117	2,771	105	510	1,837	247	88	5,558	16%
Foreign	58	3,094	1,015	882	1,168	421	325	6,905	20%
Total*	535	$12,916	$7,026	$3,766	$7,846	$1,874	$777	$34,205	100%
Fortitude Re funds withheld assets								$2,641
Total Commercial Mortgages								$36,846
December 31, 2025
State:
New York	74	$1,797	$3,163	$283	$561	$63	$—	$5,867	17%
California	59	628	851	138	1,170	560	52	3,399	10%
New Jersey	55	1,590	5	268	737	—	20	2,620	8%
Florida	51	827	104	447	602	490	58	2,528	7%
Texas	42	807	394	453	195	17	178	2,044	6%
Massachusetts	19	351	1,021	517	30	—	—	1,919	6%
Illinois	20	325	321	2	184	—	57	889	3%
Colorado	15	418	41	87	251	111	—	908	3%
Pennsylvania	20	179	157	163	380	—	—	879	3%
Ohio	14	58	—	52	539	—	—	649	2%
Other States	118	2,698	122	568	1,726	320	81	5,515	16%
Foreign	61	2,985	1,052	983	1,297	429	332	7,078	21%
Total*	548	$12,663	$7,231	$3,961	$7,672	$1,990	$778	$34,295	102%
Fortitude Re funds withheld assets								$2,714
Total Commercial Mortgages								$37,009
*Does not reflect allowance for credit losses.

Corebridge | First Quarter 2026 Form 10-Q 110

ITEM 2 | Investments
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
March 31, 2026
Loan-to-value ratios(b)
Less than 65%	$22,060	$1,719	$125	$23,904
65% to 75%	6,951	725	—	7,676
76% to 80%	370	477	—	847
Greater than 80%	867	164	747	1,778
Total commercial mortgages excluding Fortitude Re(c)	$30,248	$3,085	$872	$34,205
Total commercial mortgages including Fortitude Re				$2,641
Total commercial mortgages				$36,846
December 31, 2025
Loan-to-value ratios(b)
Less than 65%	$22,122	$1,509	$126	$23,757
65% to 75%	7,202	953	—	8,155
76% to 80%	104	481	—	585
Greater than 80%	886	165	747	1,798
Total commercial mortgages excluding Fortitude Re(c)	$30,314	$3,108	$873	$34,295
Total commercial mortgages including Fortitude Re				$2,714
Total commercial mortgages				$37,009
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended March 31, 2026 and December 31, 2025, respectively. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 61% and 60% at both periods ended March 31, 2026 and December 31, 2025, respectively. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
(c)Does not reflect allowance for credit losses.
Residential Mortgage Loans
At March 31, 2026 and December 31, 2025, we had direct residential mortgage loan exposure of $13.9 billion and $13.8 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

March 31, 2026
(in millions)	2026	2025	2024	2023	2022	Prior	Total
FICO:(a)
780 and greater	$71	$694	$1,003	$556	$614	$3,438	$6,376
720 - 779	181	1,037	1,695	905	519	1,050	5,387
660 - 719	40	285	569	275	164	492	1,825
600 - 659	—	—	—	9	24	169	202
Less than 600	—	—	—	9	20	78	107
Total residential mortgages(b)(c)	$292	$2,016	$3,267	$1,754	$1,341	$5,227	$13,897

Corebridge | First Quarter 2026 Form 10-Q 111

ITEM 2 | Investments

December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO:(a)
780 and greater	$595	$974	$570	$616	$2,129	$1,384	$6,268
720 - 779	1,044	1,740	926	529	509	543	5,291
660 - 719	287	578	292	180	125	349	1,811
600 - 659	107	54	17	28	15	158	379
Less than 600	—	—	5	12	7	66	90
Total residential mortgages(b)(c)	$2,033	$3,346	$1,810	$1,365	$2,785	$2,500	$13,839
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On March 31, 2026 and December 31, 2025 residential loans direct to consumers totaled $7.7 billion and $7.8 billion, respectively.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on credit losses, see Note 5 and for additional discussion on commercial mortgage loans, see Note 6 to the Condensed Consolidated Financial Statements.
Net Realized Gains and Losses

Three Months Ended March 31,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(186)	$(13)	$(199)	$(141)	$(15)	$(156)
Intent to Sell	(60)	—	(60)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(56)	—	(56)	(20)	(8)	(28)
Change in allowance for credit losses on loans	(22)	(11)	(33)	(16)	(2)	(18)
Foreign exchange transactions, net of related hedges	200	7	207	(121)	13	(108)
Index-linked interest credited embedded derivatives, net of related hedges	(41)	—	(41)	(288)	—	(288)
All other derivatives and hedge accounting*	(178)	12	(166)	(244)	37	(207)
Sales of alternative investments and real estate	7	(7)	—	12	(2)	10
Other	7	(9)	(2)	(4)	(19)	(23)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(329)	(21)	(350)	(822)	4	(818)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	14	14	—	(596)	(596)
Net realized losses	$(329)	$(7)	$(336)	$(822)	$(592)	$(1,414)
*Derivative activity related to hedging certain MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14 to the Condensed Consolidated Financial Statements.
Lower net realized losses, excluding Fortitude Re funds withheld assets in the three months ended March 31, 2026, compared to same period in the prior year, were primarily due to lower losses on derivatives and gains on foreign exchange transactions in the current period compared to higher losses on derivatives and foreign exchange transactions in the same period in the prior year.
Index-linked interest credited embedded derivatives, net of related hedges, reflected lower losses in the three months ended March 31, 2026 compared to higher losses in the same period in the prior period. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
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

Corebridge | First Quarter 2026 Form 10-Q 112

ITEM 2 | Investments
Other Invested Assets
We seek to enhance returns through investment in a diversified portfolio of alternative asset classes, including private equity, real estate equity and hedge funds.
The following table presents the carrying value of our other invested assets by type:

	March 31, 2026			December 31, 2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)	$6,435	$1,762	$8,197	$6,323	$1,800	$8,123
Investment real estate(b)	928	95	1,023	867	118	985
All other investments(c)	1,130	—	1,130	1,127	—	1,127
Total	$8,493	$1,857	$10,350	$8,317	$1,918	$10,235
(a)At March 31, 2026, included hedge funds of $108 million and private equity funds of $8.1 billion. At December 31, 2025, included hedge funds of $121 million and private equity funds of $8.0 billion.
(b)Net of accumulated depreciation of $436 million and $406 million as of March 31, 2026 and December 31, 2025, respectively.
(c)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in Fortitude Re Bermuda totaled $156 million and $156 million at March 31, 2026 and December 31, 2025, respectively.
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

Corebridge | First Quarter 2026 Form 10-Q 113

ITEM 2 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2026				December 31, 2025
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$10,260	$329	$11,756	$310	$11,987	$364	$9,734	$234
Foreign exchange contracts	7,931	429	2,103	106	3,855	252	8,128	236
Derivatives not designated as hedging instruments(a)
Interest rate contracts	19,233	520	25,295	1,351	19,672	552	25,397	1,399
Foreign exchange contracts	8,935	521	6,094	329	6,139	459	6,847	318
Equity contracts	72,962	6,330	61,066	3,403	66,780	8,388	64,855	4,900
Credit contracts(b)	6,500	185	—	—	—	—	—	—
Other contracts(c)	49,224	18	58	2	49,020	14	212	4
Total derivatives, excluding Fortitude Re funds withheld	$175,045	$8,332	$106,372	$5,501	$157,453	$10,029	$115,173	$7,091
Total derivatives, Fortitude Re funds withheld	$—	$—	$—	$—	$—	$—	$—	$—
Total derivatives, gross(d)	$175,045	$8,332	$106,372	$5,501	$157,453	$10,029	$115,173	$7,091
Counterparty netting(e)		(4,717)		(4,717)		(6,106)		(6,106)
Cash collateral(f)		(2,697)		(599)		(3,482)		(686)
Total derivatives on Condensed Consolidated Balance Sheets(g)		$918		$185		$441		$299
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
(d)Includes $14.5 billion and $20.5 billion of notional amounts associated with reinsurance agreements at March 31, 2026 and December 31, 2025.
(e)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(f)Represents cash collateral posted and received that is eligible for netting.
(g)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. All derivative transactions are with third parties. Fair value of assets related to bifurcated embedded derivatives was zero at both March 31, 2026 and December 31, 2025. Fair value of liabilities related to bifurcated embedded derivatives was $15.4 billion and $16.0 billion, respectively, at March 31, 2026 and December 31, 2025. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components, bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7 to the Condensed Consolidated Financial Statements.
For additional information, see Note 9 to the Condensed Consolidated Financial Statements.

Corebridge | First Quarter 2026 Form 10-Q 114

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
For a discussion regarding risks associated with liquidity and capital, see “Risk Factors—Risks Relating to Our Investment Portfolio, Liquidity, Capital and Credit” in the 2025 Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING COMPANIES
As of March 31, 2026 and December 31, 2025, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge Hold Cos.”) had $4.7 billion and $5.3 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $3.0 billion and $3.0 billion committed revolving credit facility as of March 31, 2026 and December 31, 2025, respectively. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries, sales of businesses and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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
As of March 31, 2026, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our subsidiaries (primarily, insurance companies) which totaled $276 million and $276 million at March 31, 2026 and December 31, 2025, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	March 31,	December 31,
(in millions)	2026	2025
Cash and short-term investments	$1,734	$2,319
Total Corebridge Hold Cos. liquidity	1,734	2,319
Available capacity under committed, revolving credit facility	3,000	3,000
Total Corebridge Hold Cos. liquidity sources	$4,734	$5,319
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
Liquidity to Corebridge Parent from Subsidiaries
During the three months ended March 31, 2026, Corebridge Hold Cos. received $925 million in dividends from subsidiaries, including dividends sourced from a portion of the proceeds received from the reinsurance agreement with CSLR.
USES
Interest Payments
We made interest payments on our debt instruments totaling $82 million during the three months ended March 31, 2026.

Corebridge | First Quarter 2026 Form 10-Q 115

ITEM 2 | Liquidity and Capital Resources
Dividends
During the three months ended March 31, 2026, we paid cash dividends totaling $114 million, consisting of a quarterly dividend of $0.25 per share of Corebridge Parent common stock.
Repurchase of Common Stock
During the three months ended March 31, 2026, we repurchased approximately 41 million of shares of Corebridge Parent common stock, for an aggregate purchase price of approximately $1.3 billion.
For additional information, see Note 16 to the Condensed Consolidated Financial Statements.
Contributions
During the three months ended March 31, 2026, Corebridge Hold Cos. made capital contributions totaling $75 million to CRBG Bermuda.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $5.9 billion which were due to FHLBs in their respective districts at March 31, 2026, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at March 31, 2026.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had $3.2 billion and $3.4 billion of securities subject to these agreements at March 31, 2026 and December 31, 2025 and $3.0 billion and $3.3 billion liabilities to borrowers for collateral received at March 31, 2026 and December 31, 2025.
We manage the capital of our Life Fleet Risk-Based Capital (“RBC”) ratio targeting above 400%. AGC serves as an affiliate reinsurance company. The surplus of AGC is comprised predominantly of the statutory surplus of the Life Fleet. Given that AGC has no primary operations outside of this internal reinsurance, we believe that excluding AGC from the Life Fleet RBC ratio calculation presents a more accurate view of the overall capital position of our U.S. operating entities. Our Life Fleet RBC ratio was above our minimum target Life Fleet RBC ratio of 400% as of December 31, 2025.
Dividend Restrictions
Payments of dividends to Corebridge Hold Cos. by our U.S. insurance subsidiaries are subject to certain restrictions imposed by laws and regulations of their respective states of domicile. With respect to our domestic insurance subsidiaries, the payment of a dividend may require formal notice to the insurance department of the state in which the particular insurance subsidiary is domiciled, and prior approval of such insurance regulator is required when the amount of the dividend is above certain regulatory thresholds. See “Business — Regulation — U.S. Regulation — State Insurance Regulation” in the 2025 Form 10-K. Bermuda law also restricts the ability of CRBG Bermuda to pay dividends.
To our knowledge, no Corebridge insurance company is currently on any regulatory or similar “watch list” with regard to solvency.

Corebridge | First Quarter 2026 Form 10-Q 116

ITEM 2 | Liquidity and Capital Resources
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Sources:
Operating activities, net	$—	$375
Net changes in policyholder account balances	2,068	2,910
Issuance of debt of consolidated investment entities	54	8
Contributions from noncontrolling interests	8	8
Financing other, net	39	155
Net change in securities lending and repurchase agreements	1,719	542
Total Sources	3,888	3,998

Uses:
Operating activities, net	(9)	—
Investing activities, net	(2,533)	(3,873)
Repayments of debt of consolidated investment entities	(36)	(75)
Distributions to noncontrolling interests	(21)	(20)
Dividends paid on common stock	(114)	(133)
Repurchase of common stock	(1,250)	(321)
Effect of exchange rate changes on cash and restricted cash	—	(1)
Total Uses	(3,963)	(4,423)
Net increase (decrease) in cash and cash equivalents	$(75)	$(425)
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
CONTRACTUAL OBLIGATIONS
As of March 31, 2026, there have been no material changes in our contractual obligations from December 31, 2025, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources — Contractual Obligations” in the 2025 Form 10-K.

Corebridge | First Quarter 2026 Form 10-Q 117

ITEM 2 | Liquidity and Capital Resources
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2025	Issuances	Maturities and Repayments	Other Changes	Balance at March 31, 2026
Long-term debt issued by Corebridge:
Senior unsecured notes	2027 - 2052	$6,750	$—	$—	$—	$6,750
Hybrid junior subordinated notes	2052 - 2064	2,350	—	—	—	2,350
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	2029	99	—	—	—	99
CRBGLH junior subordinated debentures	2030 - 2046	227	—	—	—	227
Total long-term debt		9,426	—	—	—	9,426
Debt issuance costs		(67)	—	—	2	(65)
Total long-term debt, net of debt issuance costs		9,359	—	—	2	9,361
Total debt, net of issuance costs		$9,359	$—	$—	$2	$9,361
REVOLVING CREDIT AGREEMENT
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
For additional information on debt outstanding and revolving credit facilities, see Note 15 to the Consolidated Financial Statements in the 2025 Form 10-K.
DEBT OF CONSOLIDATED INVESTMENT ENTITIES
Our non-financial debt includes debt of consolidated investment entities and such debt does not represent our contractual obligation and is non-recourse to Corebridge. This non-financial debt includes notes and bonds payables supported by cash and investments held by us and certain of our non-insurance subsidiaries for the repayment of those obligations.

(in millions)	Balance at December 31, 2025	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance at March 31, 2026
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$1,547	$54	$(36)	$(2)	$—	$1,563
(a)At March 31, 2026, includes debt of consolidated investment entities related to real estate investments of $444 million and other securitization vehicles of $864 million.
(b)In relation to the debt of consolidated investment entities not guaranteed by Corebridge, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us.

Corebridge | First Quarter 2026 Form 10-Q 118

ITEM 2 | Liquidity and Capital Resources
CREDIT RATINGS
Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company.
The following table presents the credit ratings of Corebridge Parent as of the date of this filing:

Senior Unsecured Long-Term Debt			Hybrid Junior Subordinated Long-Term Debt
Moody’s(a)	S&P(b)	Fitch(c)	Moody’s(a)	S&P(b)	Fitch(c)
Baa2	BBB+	BBB+	Baa3	BBB-	BBB-
(a)Moody’s appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within the rating categories. Moody’s has a stable ratings outlook.
(b)S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. S&P has placed the ratings on CreditWatch with negative implications due to the pending merger with Equitable.
(c)Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. Fitch has a positive rating outlook due to the pending merger with Equitable.
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
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of March 31, 2026, there have been no material changes in our off-balance-sheet arrangements and commercial commitments from December 31, 2025, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Commercial Commitments” in the 2025 Form 10-K.

Corebridge | First Quarter 2026 Form 10-Q 119

ITEM 2 | Accounting Policies and Pronouncements

Accounting Policies and Pronouncements
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. On a regular basis, we review estimates and assumptions used in the preparation of financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our significant accounting policies and accounting pronouncements, see Note 2 in the 2025 Form 10-K.

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
Glossary
For a list of defined terms see the “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Glossary” in our 2025 Form 10-K.
Certain Important Terms
For a list of certain important terms see “Management’s Discussion and Analysis of Financial Condition and Results of Operation— Certain Important Terms” in our 2025 Form 10-K.
Acronyms
For list of acronyms see “Management’s Discussion and Analysis of Financial Condition and Results of Operation— Acronyms” in our 2025 Form 10-K.

Corebridge | First Quarter 2026 Form 10-Q 120

ITEM 3 | Quantitative and Qualitative Disclosures about Market Risk
ITEM 3 | Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in “Quantitative and Qualitative Disclosures About Market Risk” in the 2025 Form 10-K.
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corebridge | First Quarter 2026 Form 10-Q 121

ITEM 1 | Legal Proceedings
Part II - Other Information

ITEM 1 | Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 15 to the Condensed Consolidated Financial Statements.

ITEM 1A | Risk Factors
Risks Relating to the Proposed Mergers
The completion of the Mergers is subject to a number of conditions, including stockholder approvals, and, if these conditions are not satisfied or waived, the Mergers may not be completed within the expected time frame or at all.
The completion of the Mergers is subject to the satisfaction or waiver of certain conditions, including: (a) the approval of the merger agreement and the Corebridge Merger by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon at the Corebridge special stockholder meeting; (b) the approval of the merger agreement and the Equitable Merger by the affirmative vote of the holders of a majority of the outstanding shares of Equitable common stock entitled to vote thereon at the Equitable special stockholder meeting; (c) the approval for listing on the New York Stock Exchange, subject to official notice of issuance, of shares of New Equitable common stock, Series 1-A New Equitable Preferred Stock and Series 1-C New Equitable Preferred Stock issuable in accordance with the merger agreement; (d) the receipt of requisite regulatory approvals or clearances, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approvals from insurance regulators in Arizona, Colorado, Missouri, New York, Texas and Vermont and approvals of certain other domestic and foreign regulators; (e) the absence of governmental restraints or prohibitions preventing the consummation of either of the Mergers; (f) the effectiveness of the Registration Statement on Form S-4 and absence of any stop order or proceeding by the Securities and Exchange Commission suspending such effectiveness, unless subsequently withdrawn; (g) the receipt by each party of a tax opinion, in form and substance reasonably satisfactory to such party, providing that the Mergers, taken together, will qualify as a transaction described in Section 351 of the Internal Revenue Code of 1986; and (h) the consent of Equitable clients representing 75% of Equitable’s annualized investment advisory, investment management, subadvisory and other similar recurring fees as of February 26, 2026 to the “assignment” (as defined in the Investment Advisers Act of 1940) of their advisory contracts.
The obligation of each of Corebridge and Equitable to consummate the Mergers is also conditioned on, among other things, (i) the truth and correctness of the representations and warranties made by the other party as of the Closing date (subject to certain “materiality” and “material adverse effect” qualifiers), (ii) each of Corebridge, Equitable, New Equitable, Corebridge Merger Sub and Equitable Merger Sub having performed or complied in all material respects with the obligations required to be performed or complied with by it under the merger agreement at or prior to the Closing and (iii) no “material adverse effect” having occurred with respect to either Corebridge or Equitable that is continuing.
There can be no assurance that the conditions to the completion of the Mergers will be satisfied or waived on a timely basis or at all. In addition, no assurance can be given as to the terms, conditions and timing of any approvals or clearances. Any delay in completing the Mergers could cause the parties not to realize, or to be delayed in realizing, some or all of the benefits that the parties expect to achieve in the Mergers. If the conditions to the completion of the Mergers are not satisfied or waived, the Mergers may not be completed within the expected time frame or at all.
While the Mergers are pending, we will be subject to business uncertainties.
The Mergers will happen only if the stated conditions are satisfied or waived, including, among others, the approval of the merger agreement and the Corebridge Merger by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon at the Corebridge special stockholder meeting and the approval of the merger agreement and the Equitable Merger by the affirmative vote of the holders of a majority of the outstanding shares of Equitable common stock entitled to vote thereon at the Equitable special stockholder meeting.

Corebridge | First Quarter 2026 Form 10-Q 122

ITEM 1A | Risk Factors
Many of the conditions are outside our control, and both we and Equitable have certain rights to terminate the merger agreement. Uncertainty regarding the outcome of the Mergers or our prospects could disrupt our business relationships with our customers, distributors, vendors, landlords and other strategic or business partners, who may attempt to negotiate changes to existing business relationships, consider entering into business relationships with parties other than us or seek to delay or defer entering into contracts or other commercial arrangements with us, which could have a material adverse effect on our business, results of operations and financial condition, regardless of whether the Mergers are ultimately completed. Such uncertainty could also adversely affect our ability to recruit and retain key personnel and other employees.
The merger agreement contains pre-closing covenants that requires each of us and Equitable to conduct our respective businesses in all material respects in the ordinary course of business, and restricts what we can do prior to completion of the Mergers, including, during the pendency of the Merger, our ability to pursue strategic transactions, undertake certain significant financing transactions and other actions, even if such actions would prove beneficial and may cause us to forgo certain opportunities we might otherwise pursue.
We have expended, and continue to expend, significant management time and resources in an effort to complete the Mergers, which may have a negative impact on our ongoing business and operations.
Litigation filed in connection with the Mergers could prevent or delay the consummation of the mergers or result in the payment of damages following completion of the Mergers.
Lawsuits in connection with the Mergers may be filed against us, Equitable, New Equitable, Corebridge Merger Sub or Equitable Merger Sub and their respective directors and officers, which could prevent or delay the consummation of the Mergers, divert management’s attention and resources, and result in additional costs to us. The ultimate resolution of any lawsuits is uncertain, and an adverse ruling in any such lawsuit may cause the Mergers to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the Mergers. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Mergers are consummated may adversely affect New Equitable’s business, results of operations, financial condition and cash flows.
Failure to complete the Mergers could adversely affect us, including in the event we are required to pay the termination fee.
We or Equitable may terminate the merger agreement under specified circumstances, including, among others, if the Mergers are not completed by December 26, 2026 (subject to two automatic three-month extensions in certain circumstances, pursuant to the terms of the merger agreement). In addition, the merger agreement provides for the payment by us to Equitable, or vice versa, of a termination fee of $475,000,000 under specified circumstances. If we are required to pay the termination fee, we may be required to use available cash that would have otherwise been available for general corporate purposes or other uses, which may materially and adversely affect our business, results of operations and financial condition.
If the Mergers are not completed, our ongoing business may be adversely affected and will be subject to certain risks, including, among others, the following:
•the market price of our common stock (which may reflect a market assumption that the Mergers will be completed) may decline, or we may experience other negative reactions from the financial markets;
•we will have incurred, and may continue to incur, significant expenses for professional services and other transaction costs in connection with the Mergers for which we will have received little or no benefit if the Mergers are not completed;
•we may experience negative reactions from our customers, business partners, regulators and employees;
•failure to complete the Mergers may result in negative publicity or result in a negative impression of us in the investment community and with policyholders and other stakeholders; and
•matters relating to the Mergers require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in “Risk Factors” in the 2025 Form 10-K.

Corebridge | First Quarter 2026 Form 10-Q 123

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of Corebridge Parent or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Corebridge Parent common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
01/01/26 through 01/31/26	12,344,000	$30.46	12,344,000	$2,216
02/01/26 through 02/28/26	28,677,643	30.48	28,677,643	1,342
03/01/26 through 03/31/26	—	—	—	1,342
Total	41,021,643	$30.47	41,021,643	$1,342
*Excludes excise tax of $12.5 million due to the Inflation Reduction Act of 2022 for the three months ended March 31, 2026.
On May 4, 2023, our Board of Directors authorized a $1.0 billion Share Repurchase Program (“Program”) which has subsequently been expanded. Most recently, on June 23, 2025, our Board of Directors authorized an additional $2.0 billion increase in the share repurchase amount under the Program. Under this Program, Corebridge Parent may, from time to time, purchase shares of Corebridge Parent common stock but is not obligated to purchase any particular number of shares. The authorization for the Program may be terminated, increased or decreased by the Board of Directors at any time.
Under the Program, shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. For instance, on February 12, 2026, we purchased an aggregate of approximately $750 million of shares from AIG in a privately negotiated transaction. In addition, certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. Pursuant to the terms of the Mergers and until the Closing or the termination of the parties’ merger agreement, Corebridge is restricted from repurchasing shares of Corebridge Parent common stock without the written pre-approval of Equitable. On April 15, 2026, we announced that in consultation with representatives of Equitable, we are exploring undertaking repurchases of our common stock prior to the Closing including during the period from the filing with the SEC of the preliminary proxy statement/prospectus relating to the Mergers until the commencement of mailing of such preliminary proxy statement/prospectus. There can be no assurance that we will determine to make such share repurchases during the above noted time period and if undertaken, the volume, pricing, timing and method of repurchases of shares of our common stock will be at our discretion.
During the three months ended March 31, 2026, Corebridge Parent repurchased approximately 41 million shares of Corebridge Parent common stock, par value $0.01 per share, for an aggregate purchase price of $1.3 billion, pursuant to the Program.
As of March 31, 2026, approximately $1.3 billion remained under the Program authorizations.
For additional information related to share repurchases see Note 16 to the Condensed Consolidated Financial Statements.

ITEM 5 | Other Information
Not applicable.

Corebridge | First Quarter 2026 Form 10-Q 124

Exhibit Index
Exhibit Index

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 26, 2026, by and among Equitable Holdings, Inc., Corebridge Financial, Inc., Mountain Holding, Inc., Marcy Holding, Inc. and Palisade Holding, Inc. incorporated by reference to Exhibit 2.1 of Corebridge Financial, Inc.’s Form 8-K, filed on March 26, 2026 (File No. 001-41504).

10.1
Share Repurchase Agreement, dated as of February 12, 2026, between Corebridge Financial, Inc. and American International Group, Inc. incorporated by reference to Exhibit 10.1 of Corebridge Financial, Inc.’s Form 8-K, filed on February 12, 2026 (File No. 001-41504).

10.2
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
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101).
*	Filed herewith.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, as amended.

Corebridge | First Quarter 2026 Form 10-Q 125

Signatures

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)

/s/ CHRISTOPHER FILIAGGI
Christopher Filiaggi
Interim Chief Financial Officer and Chief Accounting Officer

Dated May 6, 2026

Corebridge | First Quarter 2026 Form 10-Q 126