Form 10-Q
period 2026-06-30
Corebridge Financial, Inc.
filed 2026-08-05
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 445,772,522 shares outstanding of the registrant’s common stock.

Corebridge | Second Quarter 2026 Form 10-Q      2

COREBRIDGE FINANCIAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

FORM 10-Q

Corebridge | Second Quarter 2026 Form 10-Q      3

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
This Quarterly Report also includes forward-looking statements about the expected timing and completion of the proposed transaction between the Company and Equitable Holdings, Inc. (“Equitable”) (the “Proposed Transaction”), the anticipated benefits of the
Proposed Transaction, including estimated synergies and projected cost savings, and plans and expectations for the Company,
Equitable or their new parent company after completion of the Proposed Transaction.
Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, level of activity, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Key factors include, among others, the ability to repurchase shares (if the Company decides to do
so) within the expected timing or at all; the ability to complete the Proposed Transaction on the timeframe or on the terms currently anticipated or at all, including due to a failure to obtain requisite  stock exchange, regulatory, governmental or other approvals; risks related to difficulties, inabilities or delays in integrating the parties’ businesses; the ability to realize the anticipated benefits of the
Proposed Transaction, including estimated run-rate expense synergies and projected cost savings at the times, and to the extent, anticipated, as well as expected operating earnings and cash flow generation; the occurrence of any event, change or other circumstance that could give rise to the right of either or both parties to terminate the merger agreement; the potential impact of the announcement or consummation of the Proposed Transaction on the Company or Equitable’s stock price and on their respective business, contractual and operational relationships (including with regulatory bodies, employees, suppliers, clients and competitors);
risks related to business disruptions from the Proposed Transaction that may harm the business or current plans and operations of either or both parties, including diversion of management time from ongoing business operations; the risk that the Proposed
Transaction and its announcement could have an adverse effect on the ability of either or both parties to hire and retain key personnel; the parties’ ability to raise debt on favorable terms or at all; the outcome of any legal proceedings that may be instituted against the Company, Equitable, their new parent company or their respective directors; restrictions on the conduct of the Company and Equitable’s respective businesses prior to the closing of the Proposed Transaction and on each of their ability to pursue alternatives to the Proposed Transaction; the possibility that the Proposed Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events, or unforeseen or unknown liabilities; the deterioration of economic conditions; geopolitical tensions; the potential impact of a downgrade in the Company or Equitable’s Insurer Financial Strength ratings or credit ratings or of the new parent company of the Company and Equitable following completion of the Proposed Transaction; other factors that may affect future results of the Company and Equitable; and management’s response to any of the aforementioned factors.
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
market, and geopolitical tensions;
•the unpredictability of the amount and timing of insurance liability claims;
•unavailable, uneconomical or inadequate reinsurance or recaptures of reinsured liabilities;

Corebridge | Second Quarter 2026 Form 10-Q      4

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
•our relationships with Nippon Life Insurance Company, a mutual company organized under the laws  of Japan (“Nippon”) and
Blackstone and conflicts of interest arising due to such relationships;
•the indemnification obligations we have to American International Group, Inc. (“AIG”);
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
•other factors discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as our Quarterly Reports on
Form 10-Q.

Corebridge | Second Quarter 2026 Form 10-Q      5

The foregoing list of factors is not exhaustive. You should carefully consider these factors and the other risks and uncertainties described in the “Risk Factors” section of the new parent company’s Registration Statement on Form S-4 and other documents filed or furnished by the Company and Equitable from time to time with the Securities and Exchange Commission (the “SEC”), including their Annual Reports on Form 10-K for the year ended December 31, 2025 and Quarterly Reports on Form 10-Q. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. If any of these risks materialize or our assumptions prove incorrect, actual events and results could differ materially from those contained in the forward-looking statements. There may be additional risks that neither the
Company nor Equitable presently know or that the Company and Equitable currently believe are immaterial that could also cause actual events and results to differ materially from those contained in the forward-looking statements. In addition, forward-looking statements reflect the Company and Equitable’s expectations, plans or forecasts of future events and views as of the date of this
Quarterly Report. The Company and Equitable anticipate that subsequent events and developments will cause the Company and
Equitable’s’ assessments to change. While the Company and Equitable may elect to update these forward-looking statements at some point in the future, the Company and Equitable specifically disclaim any obligation to do so, unless required by applicable law.
Neither the Company nor Equitable  gives any assurance that the Company, Equitable or their new parent company will achieve the results or other matters set forth in the forward-looking statements.
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
public conference calls and webcasts, fact sheets and other documents and media. The information found on our website is not incorporated by reference into this Quarterly Report or in any other report or document we submit to the SEC, and any references to our website are intended to be inactive textual references only.

Corebridge | Second Quarter 2026 Form 10-Q      6

Part I – Financial Information

Item 1. | Financial Statements

Corebridge Financial, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	June 30, 2026	December 31, 2025
Assets:
Investments:
Fixed maturity securities:
Bonds available-for-sale, at fair value, net of allowance for credit losses of $160 in 2026 and $130 in 2025 (amortized cost: 2026 - $205,495; 2025 - $203,848)*	$189,439	$189,381
Other bond securities, at fair value (See Note 5)*	5,302	5,407
Equity securities, at fair value (See Note 5)*	50	79
Mortgage and other loans receivable, net of allowance for credit losses of $783 in 2026 and $727 in 2025*	53,861	54,481
Other invested assets (portion measured at fair value: 2026 - $8,213; 2025 - $8,106)*	11,314	10,235
Short-term investments, including restricted cash of $3 in 2026 and $4 in 2025 (portion measured at fair value: 2026 - $1,824; 2025 - $1,624)*	4,587	5,675
Total investments	264,553	265,258
Cash*	353	447
Accrued investment income*	2,413	2,379
Premiums and other receivables, net of allowance for credit losses and disputes of $1 in 2026 and $1 in 2025	464	648
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2026 and $0 in 2025	23,574	24,139
Reinsurance assets - other, net of allowance for credit losses and disputes of $5 in 2026 and $6 in 2025	1,986	1,912
Current and deferred income taxes	7,285	7,467
Deferred policy acquisition costs and value of business acquired	8,836	8,885
Market risk benefit assets, at fair value	2,492	2,392
Other assets, including restricted cash of $2 in 2026 and $2 in 2025 (portion measured at fair value: 2026 - $976; 2025 - $441)*	5,066	4,435
Separate account assets, at fair value	98,771	95,585
Total assets	$415,793	$413,547
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$59,541	$60,971
Policyholder contract deposits (portion measured at fair value: 2026 - $13,568; 2025 - $12,156)	193,225	188,876
Market risk benefit liabilities, at fair value	7,723	7,309
Other policyholder funds	3,003	2,959
Fortitude Re funds withheld payable (portion measured at fair value: 2026 - $3,971; 2025 - $3,795)	22,965	23,648
Other liabilities (portion measured at fair value: 2026 - $223; 2025 - $322)*	8,322	9,333
Short-term and long-term debt, of which $1,250 in 2026 and $0 in 2025 is short-term debt	9,362	9,359
Debt of consolidated investment entities*	1,508	1,547
Separate account liabilities	98,771	95,585
Total liabilities	$404,420	$399,587
Contingencies, commitments and guarantees (See Note 15)
Corebridge Shareholders' equity:
Preferred stock and additional paid-in capital, $1 par value and $1,000 liquidation preference	$493	$493
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2026 - 650,189,849 and 2025 - 650,189,849	7	7
Treasury stock, at cost; 2026 - 204,421,241 shares and 2025 - 153,816,103 shares	(5,908)	(4,382)
Additional paid-in capital	8,151	8,162
Retained earnings	18,075	18,373
Accumulated other comprehensive loss	(10,167)	(9,452)
Total Corebridge Shareholders' equity	10,651	13,201
Non-redeemable noncontrolling interests	722	759
Total equity	$11,373	$13,960
Total liabilities and equity	$415,793	$413,547
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | Second Quarter 2026 Form 10-Q      7

Corebridge Financial, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2026	2025	2026	2025
Revenues:
Premiums	$542	$446	$929	$1,317
Policy fees	624	721	1,234	1,441
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,957	2,995	5,894	5,853
Net investment income - Fortitude Re funds withheld assets	233	343	493	674
Total net investment income	3,190	3,338	6,387	6,527
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(213)	(1,694)	(542)	(2,516)
Net realized losses on Fortitude Re funds withheld assets	(25)	(30)	(46)	(26)
Net realized losses on Fortitude Re funds withheld embedded derivative	(316)	(251)	(302)	(847)
Total net realized losses	(554)	(1,975)	(890)	(3,389)
Advisory fee income	87	121	170	246
Other income	25	75	48	156
Total revenues	3,914	2,726	7,878	6,298
Benefits and expenses:
Policyholder benefits (includes remeasurement (gains) losses of $69 and $59 for the three months ended June 30, 2026 and 2025, and $146 and $205, for the six months ended June 30, 2026 and 2025, respectively)	1,120	982	2,094	2,439
Change in the fair value of market risk benefits, net	180	(279)	558	106
Interest credited to policyholder account balances	1,570	1,486	3,095	2,903
Amortization of deferred policy acquisition costs and value of business acquired	248	275	493	550
Non-deferrable insurance commissions	102	152	206	308
Advisory fee expenses	45	64	89	134
General operating expenses	466	517	934	1,043
Interest expense	131	137	262	285
Net (gain) on divestitures	—	—	(2)	—
Total benefits and expenses	3,862	3,334	7,729	7,768
Income (loss) before income tax expense (benefit)	52	(608)	149	(1,470)
Income tax expense (benefit)	50	60	208	(145)
Net income (loss)	2	(668)	(59)	(1,325)
Less: Net loss attributable to noncontrolling interests	—	(8)	(8)	(1)
Net income (loss) attributable to Corebridge	2	(660)	(51)	(1,324)
Less: Preferred stock dividends	18	—	18	—
Net loss available to Corebridge common shareholders	$(16)	$(660)	$(69)	$(1,324)

Income (loss) per common share available to Corebridge common shareholders:
Common stock - basic	$(0.04)	$(1.20)	$(0.15)	$(2.39)
Common stock - diluted	$(0.04)	$(1.20)	$(0.15)	$(2.39)

Weighted average shares outstanding:
Common stock - basic	454.2	550.3	463.8	554.1
Common stock - diluted	454.2	550.3	463.8	554.1
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | Second Quarter 2026 Form 10-Q      8

Corebridge Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$2	$(668)	$(59)	$(1,325)
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	26	13	(8)	26
Change in unrealized appreciation (depreciation) of all other investments	733	1,262	(1,295)	2,746
Change in fair value of market risk benefits attributable to changes in our own credit risk	(208)	13	263	(34)
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	(201)	47	454	87
Change in cash flow hedges	(85)	45	(125)	182
Change in foreign currency translation adjustments	(4)	37	(4)	42
Other comprehensive income (loss)	261	1,417	(715)	3,049
Comprehensive income (loss)	263	749	(774)	1,724
Less:
Comprehensive (loss) attributable to noncontrolling interests	—	(7)	(8)	—
Comprehensive income (loss) attributable to Corebridge	$263	$756	$(766)	$1,724
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | Second Quarter 2026 Form 10-Q      9

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Preferred Stock and Additional Paid-In Capital	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended June 30, 2026
Balance, beginning of period	$493	$7	$(5,606)	$8,135	$18,204	$(10,428)	$10,805	$736	$11,541
Purchase of common stock	—	—	(302)	—	—	—	(302)	—	(302)
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	2	—	2	—	2
Dividends on preferred stock	—	—	—	—	(18)	—	(18)	—	(18)
Dividends on common stock	—	—	—	—	(112)	—	(112)	—	(112)
Other comprehensive income, net of tax	—	—	—	—	—	261	261	—	261
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Other	—	—	—	16	(1)	—	15	(3)	12
Balance, end of period	$493	$7	$(5,908)	$8,151	$18,075	$(10,167)	$10,651	$722	$11,373

Three Months Ended June 30, 2025
Balance, beginning of period	$—	$7	$(2,568)	$8,129	$18,461	$(12,049)	$11,980	$856	$12,836
Common stock issued under stock plans	—	—	1	(1)	—	—	—	—	—
Purchase of common stock	—	—	(314)	—	—	—	(314)	—	(314)
Net loss attributable to Corebridge or noncontrolling interests	—	—	—	—	(660)	—	(660)	(8)	(668)
Dividends on common stock	—	—	—	—	(131)	—	(131)	—	(131)
Other comprehensive income, net of tax	—	—	—	—	—	1,416	1,416	1	1,417
Contributions from noncontrolling interests	—	—	—	—	—	—	—	30	30
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Other	—	—	—	12	(1)	—	11	—	11
Balance, end of period	$—	$7	$(2,881)	$8,140	$17,669	$(10,633)	$12,302	$867	$13,169

Six Months Ended June 30, 2026
Balance, beginning of year	$493	$7	$(4,382)	$8,162	$18,373	$(9,452)	$13,201	$759	$13,960
Common stock issued under stock plans	—	—	39	(39)	—	—	—	—	—
Purchase of common stock	—	—	(1,565)	—	—	—	(1,565)	—	(1,565)
Net loss attributable to Corebridge or noncontrolling interests	—	—	—	—	(51)	—	(51)	(8)	(59)
Dividends on preferred stock	—	—	—	—	(18)	—	(18)	—	(18)
Dividends on common stock	—	—	—	—	(226)	—	(226)	—	(226)
Other comprehensive loss, net of tax	—	—	—	—	—	(715)	(715)	—	(715)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)
Other	—	—	—	28	(3)	—	25	(5)	20
Balance, end of period	$493	$7	$(5,908)	$8,151	$18,075	$(10,167)	$10,651	$722	$11,373

Six Months Ended June 30, 2025
Balance, beginning of year	$—	$7	$(2,282)	$8,161	$19,257	$(13,681)	$11,462	$864	$12,326
Common stock issued under stock plans	—	—	41	(41)	—	—	—	—	—
Purchase of common stock	—	—	(640)	—	—	—	(640)	—	(640)
Net loss attributable to Corebridge or noncontrolling interests	—	—	—	—	(1,324)	—	(1,324)	(1)	(1,325)
Dividends on common stock	—	—	—	—	(264)	—	(264)	—	(264)
Other comprehensive income, net of tax	—	—	—	—	—	3,048	3,048	1	3,049
Contributions from noncontrolling interests	—	—	—	—	—	—	—	38	38
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)
Other	—	—	—	20	—	—	20	(3)	17
Balance, end of period	$—	$7	$(2,881)	$8,140	$17,669	$(10,633)	$12,302	$867	$13,169
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | Second Quarter 2026 Form 10-Q      10

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(59)	$(1,325)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses (gains) on sales of securities available-for-sale and other assets	325	925
Net (gain) loss on divestitures	(2)	—
Unrealized (gains) losses in earnings - net	104	1,002
Change in the fair value of market risk benefits in earnings, net	534	417
Equity in income from equity method investments, net of dividends or distributions	16	12
Depreciation and other amortization	338	183
Impairments of assets	24	31
Changes in operating assets and liabilities:
Insurance liabilities	(397)	45
Premiums and other receivables and payables - net	4	144
Funds held relating to Fortitude Re Reinsurance contracts	(682)	(472)
Reinsurance assets and funds held under reinsurance treaties	250	613
Capitalization of deferred policy acquisition costs	(608)	(692)
Current and deferred income taxes - net	195	(354)
Other, net	(95)	(413)
Total adjustments	6	1,441
Net cash provided (used in) by operating activities	(53)	116
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available-for-sale securities	5,553	6,897
Other securities	2,129	731
Other invested assets	1,095	767
Divestitures, net	9	—
Maturities of fixed maturity securities available-for-sale	8,968	8,415
Principal payments received on mortgage and other loans receivable	3,497	3,708
Purchases of:
Available-for-sale securities	(16,457)	(20,356)
Other securities	(2,125)	(1,582)
Other invested assets	(2,030)	(489)
Mortgage and other loans receivable	(3,155)	(4,395)
Net change in short-term investments	1,085	1,359
Net change in derivative assets and liabilities	452	(1,525)
Other, net	11	(75)
Net cash (used in) investing activities	(968)	(6,545)

Corebridge | Second Quarter 2026 Form 10-Q      11

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows(unaudited)(continued)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	$18,454	$20,233
Policyholder contract withdrawals	(14,806)	(12,453)
Issuance of debt of consolidated investment entities	79	52
Repayments of short-term debt	—	(1,000)
Maturities and repayments of debt of consolidated investment entities	(113)	(105)
Dividends paid on common stock	(226)	(264)
Dividends paid on preferred stock	(18)	—
Distributions to noncontrolling interests	(32)	(32)
Contributions from noncontrolling interests	8	38
Net change in securities lending and repurchase agreements	(934)	(5)
Repurchase of common stock	(1,550)	(632)
Other, net*	64	70
Net cash provided by (used in) financing activities	926	5,902
Effect of exchange rate changes on cash and restricted cash	—	(1)
Net increase (decrease) in cash and restricted cash	(95)	(528)
Cash and restricted cash at beginning of year	453	824
Cash and restricted cash at end of period	$358	$296
*2026 includes an inflow of $4 million of cash related to the individual variable annuity business reinsured to Corporate Solutions Life Reinsurance Company.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Supplementary Disclosure of Consolidated Cash Flow Information
	Six Months Ended June 30,
(in millions)	2026	2025
Cash	$353	$290
Restricted cash included in short-term investments	3	4
Restricted cash included in other assets	2	2
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$358	$296

Cash (received) paid during the period for:
Interest	$268	$300
Taxes	$12	$209
Non-cash investing activities:
Fixed maturity securities, designated available-for-sale, transferred in connection with reinsurance transactions	$194	$—
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,118	$3,068
Fee income debited to policyholder contract deposits included in financing activities	$(1,473)	$(1,464)
Non-cash capital contributions	$2	$—
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | Second Quarter 2026 Form 10-Q      12

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
As of June 30, 2026, Corebridge’s two largest shareholders, Nippon Life Insurance Company, a mutual company organized under the laws of Japan (“Nippon”) and Argon Holdco LLC, a wholly-owned subsidiary of Blackstone, owned approximately 27.4% and 13.9% of the outstanding Corebridge Parent common stock, respectively.
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
Under the terms of the merger agreement, which has been unanimously approved by the boards of directors of both companies, we and Equitable will form a new parent company and each outstanding share of our common stock will be exchanged for the right to receive 1.0000 share of the new parent company’s common stock, and each outstanding share of Equitable common stock will be exchanged for the right to receive 1.55516 shares of the new parent company’s common stock.
The merger will be effected through a merger agreement, by and among us, Equitable, Mountain Holding, Inc., a newly formed corporation and wholly-owned subsidiary of Corebridge (“New Equitable”), Palisade Holding, Inc., a newly formed corporation and a wholly-owned subsidiary of New Equitable (“Corebridge Merger Sub”), and Marcy Holding, Inc., a newly formed corporation and a wholly-owned subsidiary of New Equitable (“Equitable Merger Sub”).  The mechanics of the merger are as follows: (a) Corebridge
Merger Sub merging with and into Corebridge Parent, with Corebridge Parent surviving such merger as a wholly-owned subsidiary of
New Equitable (the “Corebridge Merger”); (b) immediately following the consummation of the Corebridge Merger, Equitable Merger
Sub merging with and into Equitable, with Equitable surviving such merger as a wholly-owned subsidiary of New Equitable (the
“Equitable Merger” and, together with the Corebridge Merger, the “Mergers”); and (c) as of the closing of the Mergers (the “Closing”), changing the name of New Equitable to “Equitable Holdings, Inc.”
Following the Closing of the transaction, our shareholders will own approximately 51% of the combined company and Equitable shareholders will own approximately 49% of the combined company.
On July 30, 2026, shareholders of both Corebridge and Equitable voted to approve all shareholder proposals necessary to complete the merger transaction at their respective special shareholder meetings. The transaction is expected to close by year-end 2026, subject to customary closing conditions, including the receipt of required regulatory approvals.

Corebridge | Second Quarter 2026 Form 10-Q      13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Overview and Basis of Presentation
VARIABLE ANNUITY REINSURANCE TRANSACTION
On June 25, 2025, AGL and USL (the “Ceding Companies” and each, a “Ceding Company”), entered into a Master Transaction
Agreement (the “Agreement”) with Corporate Solutions Life Reinsurance Company, an Iowa-domiciled insurance company (“CSLR”), pursuant to which, among other things, AGL and CSLR, as well as USL and the CSLR, entered into coinsurance and modified coinsurance agreements, (together the “Reinsurance Agreements” and each, a “Reinsurance Agreement”). Under the terms of the
Reinsurance Agreements, the applicable Ceding Company ceded to CSLR 100% of the applicable reinsured liabilities with respect to
(i) in-force individual variable annuity contracts issued prior to the effective time of the Reinsurance Agreements, and (ii) only with respect to AGL, new individual variable annuity contracts issued after the effective date of the Reinsurance Agreement. In addition,
AGL sold all of its outstanding membership interests in SunAmerica Asset Management, LLC, an indirect wholly-owned subsidiary of the Company (“SAAMCo”), to Venerable Holdings, Inc., a Delaware corporation (“Venerable”).
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

Corebridge | Second Quarter 2026 Form 10-Q      14

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
•Life Insurance – consists of traditional and universal life insurance products in the United States.
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

Corebridge | Second Quarter 2026 Form 10-Q      15

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
•loss (gain) on extinguishment of debt, if any;
•losses from the impairment of goodwill, if any; and
•income and loss from divested or run-off business, if any.

Corebridge | Second Quarter 2026 Form 10-Q      16

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended June 30, 2026
Premiums	$26	$4	$382	$129	$—	$541	$1	$542
Policy fees	89	116	356	51	—	612	12	624
Net investment income(a)	1,604	438	324	679	(14)	3,031	159	3,190
Net realized gains (losses)(a)(b)	—	—	—	—	—	—	(554)	(554)
Advisory fee and other income	—	103	—	—	9	112	—	112
Total adjusted revenues	1,719	661	1,062	859	(5)	4,296	(382)	3,914
Policyholder benefits	32	7	652	432	—	1,123	(3)	1,120
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	180	180
Interest credited to policyholder account balances	946	302	79	275	(1)	1,601	(31)	1,570
Amortization of deferred policy acquisition costs	131	28	83	6	—	248	—	248
Non-deferrable insurance commissions	50	31	14	5	1	101	1	102
Advisory fee expenses	6	39	—	—	—	45	—	45
General operating expenses(c)	87	103	122	22	56	390	76	466
Interest expense	—	—	—	—	124	124	7	131
Total benefits and expenses	1,252	510	950	740	180	3,632	230	3,862
Noncontrolling interests	—	—	—	—	—	—
Adjusted pre-tax operating income (loss)	$467	$151	$112	$119	$(185)	$664
Adjustments to:
Total revenue						(382)
Total expenses						230
Noncontrolling interests						—
Income before income tax expense (benefit)						$52		$52

Three Months Ended June 30, 2025
Premiums	$31	$—	$377	$25	$—	$433	$13	$446
Policy fees	76	105	366	51	—	598	123	721
Net investment income (loss)(a)	1,519	469	335	654	7	2,984	354	3,338
Net realized gains (losses)(a)(b)	—	—	—	—	(11)	(11)	(1,964)	(1,975)
Advisory fee and other income	—	85	—	1	6	92	104	196
Total adjusted revenues	1,626	659	1,078	731	2	4,096	(1,370)	2,726
Policyholder benefits	36	2	650	286	—	974	8	982
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	(279)	(279)
Interest credited to policyholder account balances	824	301	84	243	—	1,452	34	1,486
Amortization of deferred policy acquisition costs	112	21	84	4	—	221	54	275
Non-deferrable insurance commissions	41	30	15	5	—	91	61	152
Advisory fee expenses	3	30	1	—	—	34	30	64
General operating expenses(c)	87	93	111	20	50	361	156	517
Interest expense	—	—	—	—	129	129	8	137
Total benefits and expenses	1,103	477	945	558	179	3,262	72	3,334
Noncontrolling interests	—	—	—	—	8	8
Adjusted pre-tax operating income (loss)	$523	$182	$133	$173	$(169)	$842
Adjustments to:
Total revenue						(1,370)
Total expenses						72
Noncontrolling interests						(8)
Income before income tax expense (benefit)						$(608)		$(608)

Corebridge | Second Quarter 2026 Form 10-Q      17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Total Corebridge	Adjustments	Total Consolidated
Six Months Ended June 30, 2026
Premiums	$42	$5	$743	$138	$—	$928	$1	$929
Policy fees	166	225	712	103	—	1,206	28	1,234
Net investment income(a)	3,139	871	648	1,377	(15)	6,020	367	6,387
Net realized gains (losses)(a)(b)	—	—	—	—	9	9	(899)	(890)
Advisory fee and other income	—	201	1	1	15	218	—	218
Total adjusted revenues	3,347	1,302	2,104	1,619	9	8,381	(503)	7,878
Policyholder benefits	49	10	1,300	746	—	2,105	(11)	2,094
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	558	558
Interest credited to policyholder account balances	1,866	601	157	545	—	3,169	(74)	3,095
Amortization of deferred policy acquisition costs	261	55	166	11	—	493	—	493
Non-deferrable insurance commissions	102	62	27	10	1	202	4	206
Advisory fee expenses	12	76	1	—	—	89	—	89
General operating expenses(c)	175	207	245	45	118	790	144	934
Interest expense	—	—	—	—	248	248	14	262
Net (gain) on divestitures	—	—	—	—	—	—	(2)	(2)
Total benefits and expenses	2,465	1,011	1,896	1,357	367	7,096	633	7,729
Noncontrolling interests	—	—	—	—	8	8
Adjusted pre-tax operating income (loss)	$882	$291	$208	$262	$(350)	$1,293
Adjustments to:
Total revenue						(503)
Total expenses						633
Noncontrolling interests						(8)
Income before income tax expense (benefit)						$149		$149

Six Months Ended June 30, 2025
Premiums	$48	$4	$717	$525	$—	$1,294	$23	$1,317
Policy fees	143	213	730	101	—	1,187	254	1,441
Net investment income(a)	2,938	954	671	1,243	19	5,825	702	6,527
Net realized gains (losses)(a)(b)	—	—	—	—	2	2	(3,391)	(3,389)
Advisory fee and other income	—	172	1	2	13	188	214	402
Total adjusted revenues	3,129	1,343	2,119	1,871	34	8,496	(2,198)	6,298
Policyholder benefits	59	7	1,286	1,028	11	2,391	48	2,439
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	106	106
Interest credited to policyholder account balances	1,599	597	164	473	—	2,833	70	2,903
Amortization of deferred policy acquisition costs	224	43	169	8	—	444	106	550
Non-deferrable insurance commissions	83	60	29	10	1	183	125	308
Advisory fee expenses	9	63	1	—	—	73	61	134
General operating expenses (c)	178	196	229	42	107	752	291	1,043
Interest expense	—	—	—	—	269	269	16	285
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Net (gain) on divestitures	—	—	—	—	—	—	—	—
Total benefits and expenses	2,152	966	1,878	1,561	388	6,945	823	7,768
Noncontrolling interests	—	—	—	—	1	1
Adjusted pre-tax operating income (loss)	$977	$377	$241	$310	$(353)	$1,552
Adjustments to:
Total revenue						(2,198)
Total expenses						823
Noncontrolling interests						(1)
Income before income tax expense (benefit)						$(1,470)		$(1,470)
(a)Adjustments include Fortitude Re activity of $(108) million and $62 million for the three months ended June 30, 2026 and 2025, respectively, and $145 million and
$(199) million for the six months ended June 30, 2026 and 2025, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
(c)Adjustments include restructuring and other costs. For the three and  six months ended June 30, 2026 and 2025, restructuring and other costs primarily include severance related costs and ongoing modernization initiatives.

Corebridge | Second Quarter 2026 Form 10-Q      18

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

June 30, 2026	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$11	$1,334	$—	$—	$—	$1,345
Obligations of states, municipalities and political subdivisions	—	3,242	747	—	—	3,989
Non-U.S. governments	—	3,928	—	—	—	3,928
Corporate debt	—	121,395	818	—	—	122,213
RMBS	—	14,451	2,993	—	—	17,444
CMBS	—	8,569	490	—	—	9,059
CLO	—	6,507	2,239	—	—	8,746
ABS	—	9,372	13,343	—	—	22,715
Total bonds available-for-sale	11	168,798	20,630	—	—	189,439
Other bond securities:
U.S. government and government sponsored entities	—	194	—	—	—	194
Obligations of states, municipalities and political subdivisions	—	32	1	—	—	33
Non-U.S. governments	—	74	—	—	—	74
Corporate debt	—	2,331	607	—	—	2,938
RMBS	—	95	41	—	—	136
CMBS	—	197	7	—	—	204
CLO	—	536	31	—	—	567
ABS	—	422	734	—	—	1,156
Total other bond securities	—	3,881	1,421	—	—	5,302

Corebridge | Second Quarter 2026 Form 10-Q      19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

June 30, 2026	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Equity securities	8	—	42	—	—	50
Other invested assets(b)	—	—	1,472	—	—	1,472
Derivative assets:
Interest rate contracts	—	901	33	—	—	934
Foreign exchange contracts	—	912	—	—	—	912
Equity contracts	4	9,404	634	—	—	10,042
Credit contracts	—	405	13	—	—	418
Other contracts	—	—	15	—	—	15
Counterparty netting and cash collateral	—	—	—	(7,501)	(3,844)	(11,345)
Total derivative assets	4	11,622	695	(7,501)	(3,844)	976
Short-term investments	834	990	—	—	—	1,824
Market risk benefit assets	—	—	2,492	—	—	2,492
Separate account assets	94,713	4,058	—	—	—	98,771
Total	$95,570	$189,349	$26,752	$(7,501)	$(3,844)	$300,326
Liabilities:
Policyholder contract deposits(c)	$—	$144	$13,424	$—	$—	$13,568
Derivative liabilities:
Interest rate contracts	—	1,907	21	—	—	1,928
Foreign exchange contracts	—	464	—	—	—	464
Equity contracts	—	6,017	180	—	—	6,197
Credit contracts	—	—	17	—	—	17
Other contracts	—	—	1	—	—	1
Counterparty netting and cash collateral	—	—	—	(7,501)	(828)	(8,329)
Total derivative liabilities	—	8,388	219	(7,501)	(828)	278
Fortitude Re funds withheld payable(d)	—	—	3,971	—	—	3,971
Other liabilities	—	(55)	—	—	—	(55)
Market risk benefit liabilities	—	—	7,723	—	—	7,723
Total	$—	$8,477	$25,337	$(7,501)	$(828)	$25,485

December 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$10	$1,327	$—	$—	$—	$1,337
Obligations of states, municipalities and political subdivisions	—	3,725	761	—	—	4,486
Non-U.S. governments	—	4,487	—	—	—	4,487
Corporate debt	—	121,390	681	—	—	122,071
RMBS	—	10,495	5,855	—	—	16,350
CMBS	—	8,563	744	—	—	9,307
CLO	—	7,037	2,055	—	—	9,092
ABS	—	1,814	20,437	—	—	22,251
Total bonds available-for-sale	10	158,838	30,533	—	—	189,381
Other bond securities:
U.S. government and government sponsored entities	—	192	—	—	—	192
Obligations of states, municipalities and political subdivisions	—	33	1	—	—	34
Non-U.S. governments	—	75	—	—	—	75
Corporate debt	—	2,709	205	—	—	2,914
RMBS	—	50	87	—	—	137
CMBS	—	201	16	—	—	217
CLO	—	542	43	—	—	585
ABS	—	65	1,188	—	—	1,253
Total other bond securities	—	3,867	1,540	—	—	5,407

Corebridge | Second Quarter 2026 Form 10-Q      20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

December 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Equity securities	10	—	69	—	—	79
Other invested assets(b)	—	—	1,498	—	—	1,498
Derivative assets:
Interest rate contracts	—	894	22	—	—	916
Foreign exchange contracts	—	711	—	—	—	711
Equity contracts	6	7,519	863	—	—	8,388
Other contracts	—	—	14	—	—	14
Counterparty netting and cash collateral	—	—	—	(6,106)	(3,482)	(9,588)
Total derivative assets	6	9,124	899	(6,106)	(3,482)	441
Short-term investments	661	963	—	—	—	1,624
Market risk benefit assets	—	—	2,392	—	—	2,392
Separate account assets	91,582	4,003	—	—	—	95,585
Total	$92,269	$176,795	$36,931	$(6,106)	$(3,482)	$296,407
Liabilities:
Policyholder contract deposits(c)	$—	$134	$12,022	$—	$—	$12,156
Derivative liabilities:
Interest rate contracts	—	1,611	22	—	—	1,633
Foreign exchange contracts	—	554	—	—	—	554
Equity contracts	7	4,795	98	—	—	4,900
Other contracts	—	—	4	—	—	4
Counterparty netting and cash collateral	—	—	—	(6,106)	(686)	(6,792)
Total derivative liabilities	7	6,960	124	(6,106)	(686)	299
Fortitude Re funds withheld payable(d)	—	—	3,795	—	—	3,795
Other liabilities	—	23	—	—	—	23
Market risk benefit liabilities	—	—	7,309	—	—	7,309
Total	$7	$7,117	$23,250	$(6,106)	$(686)	$23,582
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes private equity fund and hedge fund investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent). Total private equity fund investments measured at NAV were $6.6 billion and $6.5 billion as of June 30, 2026 and December 31, 2025, respectively. Total hedge fund investments measured at NAV were $96 million and $121 million as of June 30, 2026 and December 31, 2025.
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

Corebridge | Second Quarter 2026 Form 10-Q      21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and six months ended June 30, 2026 and 2025 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2026 and 2025:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2026
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$745	$—	$2	$—	$—	$—	$—	$747	$—	$1
Corporate debt	699	—	(6)	(43)	387	(219)	—	818	—	(8)
RMBS	5,167	14	19	(192)	62	(2,077)	—	2,993	—	21
CMBS	716	3	7	(24)	1	(213)	—	490	—	5
CLO	1,998	—	11	269	—	(39)	—	2,239	—	11
ABS	20,106	12	(80)	158	823	(7,673)	(3)	13,343	—	(78)
Total bonds available-for- sale	29,431	29	(47)	168	1,273	(10,221)	(3)	20,630	—	(48)
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	207	(5)	—	2	403	—	—	607	(2)	—
RMBS	66	2	—	2	—	(29)	—	41	3	—
CMBS	7	—	—	—	—	—	—	7	—	—
CLO	33	(1)	—	—	—	(1)	—	31	(2)	—
ABS	1,132	(8)	—	(32)	—	(358)	—	734	(7)	—
Total other bond securities	1,446	(12)	—	(28)	403	(388)	—	1,421	(8)	—
Equity securities	49	(1)	—	(6)	—	—	—	42	—	—
Other invested assets	1,477	6	(4)	(7)	—	—	—	1,472	5	—
Total(a)	$32,403	$22	$(51)	$127	$1,676	$(10,609)	$(3)	$23,565	$(3)	$(48)
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$11,573	$1,809	$—	$42	$—	$—	$—	$13,424	$(392)	$—
Derivative liabilities, net:
Interest rate contracts	—	(12)	—	—	—	—	—	(12)	13	—
Equity contracts	(566)	(41)	—	153	—	—	—	(454)	66	—
Credit contracts	—	4	—	—	—	—	—	4	(3)	—
Other contracts	(16)	(14)	—	16	—	—	—	(14)	15	—
Total derivative liabilities, net(b)	(582)	(63)	—	169	—	—	—	(476)	91	—
Fortitude Re funds withheld payable	3,663	316	—	(8)	—	—	—	3,971	(177)	—
Total(c)	$14,654	$2,062	$—	$203	$—	$—	$—	$16,919	$(478)	$—

Corebridge | Second Quarter 2026 Form 10-Q      22

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other(d)	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$782	$(1)	$(17)	$(3)	$—	$—	$—	$761	$—	$(22)
Corporate debt	1,084	(1)	10	(35)	4	(629)	—	433	—	5
RMBS	6,204	65	(19)	(203)	22	(81)	—	5,988	—	(9)
CMBS	704	5	4	(12)	91	—	—	792	—	2
CLO	2,159	9	3	(19)	2	(167)	—	1,987	—	3
ABS	18,768	127	90	94	436	(11)	—	19,504	—	82
Total bonds available-for- sale	29,701	204	71	(178)	555	(888)	—	29,465	—	61
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	14	1	—	(1)	(1)	—	—	13	—	—
RMBS	89	—	—	(1)	—	—	—	88	1	—
CMBS	16	—	—	—	—	—	—	16	—	—
CLO	52	(1)	—	6	—	—	—	57	(1)	—
ABS	1,148	9	—	18	—	—	—	1,175	1	—
Total other bond securities	1,320	9	—	22	(1)	—	—	1,350	1	—
Equity securities	41	—	—	—	—	—	—	41	—	—
Other invested assets	1,633	5	34	(10)	—	—	—	1,662	20	—
Total(a)	$32,695	$218	$105	$(166)	$554	$(888)	$—	$32,518	$21	$61

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,341	$1,115	$—	$248	$—	$—	$—	$10,704	$(528)	$—
Derivative liabilities, net:
Interest rate contracts	(283)	36	—	22	—	—	—	(225)	(38)	—
Equity contracts	(547)	80	—	(32)	—	—	—	(499)	32	—
Other contracts	(11)	(18)	—	16	—	—	—	(13)	17	—
Total derivative liabilities, net(b)	(841)	98	—	6	—	—	—	(737)	11	—
Fortitude Re funds withheld payable	2,853	251	—	(51)	—	—	(1)	3,052	30	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$11,353	$1,464	$—	$203	$—	$—	$(1)	$13,019	$(487)	$—

Corebridge | Second Quarter 2026 Form 10-Q      23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2026
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$761	$(3)	$(1)	$(10)	$—	$—	$—	$747	$—	$(8)
Corporate debt	681	(11)	(14)	(45)	596	(389)	—	818	—	(16)
RMBS	5,855	33	(40)	6	64	(2,925)	—	2,993	—	(38)
CMBS	744	7	12	(77)	17	(213)	—	490	—	7
CLO	2,055	(1)	(31)	365	15	(164)	—	2,239	—	(31)
ABS	20,437	9	(199)	413	868	(8,182)	(3)	13,343	—	(207)
Total bonds available-for- sale	30,533	34	(273)	652	1,560	(11,873)	(3)	20,630	—	(293)
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	205	(7)	—	6	403	—	—	607	(4)	—
RMBS	87	1	—	1	—	(48)	—	41	3	—
CMBS	16	1	—	(10)	—	—	—	7	—	—
CLO	43	(12)	—	—	1	(1)	—	31	(12)	—
ABS	1,188	(9)	—	(87)	—	(358)	—	734	(10)	—
Total other bond securities	1,540	(26)	—	(90)	404	(407)	—	1,421	(23)	—
Equity securities	69	(21)	—	(6)	—	—	—	42	(19)	—
Other invested assets	1,498	1	(13)	(14)	—	—	—	1,472	(1)	—
Total(a)	$33,640	$(12)	$(286)	$542	$1,964	$(12,280)	$(3)	$23,565	$(43)	$(293)

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$12,022	$1,160	$—	$242	$—	$—	$—	$13,424	$899	$—
Derivative liabilities, net:
Interest rate contracts	—	(12)	—	—	—	—	—	(12)	13	—
Equity contracts	(765)	215	—	96	—	—	—	(454)	(121)	—
Credit contracts	—	4	—	—	—	—	—	4	(3)	—
Other contracts	(10)	(37)	—	33	—	—	—	(14)	38	—
Total derivative liabilities, net(b)	(775)	170	—	129	—	—	—	(476)	(73)	—
Fortitude Re funds withheld payable	3,795	302	—	(126)	—	—	—	3,971	57	—
Total(c)	$15,042	$1,632	$—	$245	$—	$—	$—	$16,919	$883	$—

Corebridge | Second Quarter 2026 Form 10-Q      24

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$745	$(1)	$(3)	$(4)	$24	$—	$—	$761	$—	$(15)
Corporate debt	1,834	(5)	34	70	337	(1,837)	—	433	—	17
RMBS	6,045	123	64	(149)	80	(175)	—	5,988	—	74
CMBS	621	10	22	(20)	159	—	—	792	—	19
CLO	2,162	16	5	62	2	(260)	—	1,987	—	6
ABS	17,566	229	272	926	560	(49)	—	19,504	—	222
Total bonds available-for- sale	28,973	372	394	885	1,162	(2,321)	—	29,465	—	323
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	209	(2)	—	(14)	7	(187)	—	13	(2)	—
RMBS	98	3	—	(5)	—	(8)	—	88	3	—
CMBS	14	2	—	—	—	—	—	16	1	—
CLO	59	—	—	4	—	(6)	—	57	—	—
ABS	1,160	25	—	(10)	—	—	—	1,175	8	—
Total other bond securities	1,541	28	—	(25)	7	(201)	—	1,350	10	—
Equity securities	41	—	—	—	—	—	—	41	—	—
Other invested assets	1,647	9	53	(7)	—	(40)	—	1,662	25	—
Total(a)	$32,202	$409	$447	$853	$1,169	$(2,562)	$—	$32,518	$35	$323
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,415	$893	$—	$396	$—	$—	$—	$10,704	$256	$—
Derivative liabilities, net:
Interest rate contracts	(364)	90	—	49	—	—	—	(225)	61	—
Equity contracts	(645)	187	—	(41)	—	—	—	(499)	(80)	—
Other contracts	(11)	(34)	—	32	—	—	—	(13)	33	—
Total derivative liabilities, net(b)	(1,020)	243	—	40	—	—	—	(737)	14	—
Fortitude Re funds withheld payable	2,223	847	—	(68)	—	—	50	3,052	(243)	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$10,618	$1,983	$—	$368	$—	$—	$50	$13,019	$27	$—
(a)Excludes MRB assets of $2.5 billion at June 30, 2026 and $1.3 billion at June 30, 2025. See Note 14 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $7.7 billion at June 30, 2026 and $6.3 billion at June 30, 2025. See Note 14 for additional information.

Corebridge | Second Quarter 2026 Form 10-Q      25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income
(Loss) as follows:

(in millions)	Policy Fees	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended June 30, 2026
Assets:
Bonds available-for-sale	$—	$27	$2	$—	$29
Other bond securities	—	(12)	—	—	(12)
Equity securities	—	(1)	—	—	(1)
Other invested assets	—	5	1	—	6
Three Months Ended June 30, 2025
Assets:
Bonds available-for-sale	$—	$151	$53	$—	$204
Other bond securities	—	9	—	—	9
Equity securities	—	—	—	—	—
Other invested assets	—	17	(12)	—	5
Six Months Ended June 30, 2026
Assets:
Bonds available-for-sale	$—	$56	$(22)	$—	$34
Other bond securities	—	(26)	—	—	(26)
Equity securities	—	(21)	—	—	(21)
Other invested assets	—	(1)	2	—	1
Six Months Ended June 30, 2025
Assets:
Bonds available-for-sale	$—	$297	$75	$—	$372
Other bond securities	—	28	—	—	28
Equity securities	—	—	—	—	—
Other invested assets	—	21	(12)	—	9
Three Months Ended June 30, 2026
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(1,809)	$—	$(1,809)
Derivative liabilities, net	17	—	46	—	63
Fortitude Re funds withheld payable	—	—	(316)	—	(316)
Market risk benefit liabilities, net(c)	—	—	1	(165)	(164)
Three Months Ended June 30, 2025
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(1,115)	$—	$(1,115)
Derivative liabilities, net	17	—	(115)	—	(98)
Fortitude Re funds withheld payable	—	—	(251)	—	(251)
Market risk benefit liabilities, net(c)	—	—	(1)	530	529
Six Months Ended June 30, 2026
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(1,160)	$—	$(1,160)
Derivative liabilities, net	33	—	(203)	—	(170)
Fortitude Re funds withheld payable	—	—	(302)	—	(302)
Market risk benefit liabilities, net(c)	—	—	1	(543)	(542)
Six Months Ended June 30, 2025
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(893)	$—	$(893)
Derivative liabilities, net	32	—	(275)	—	(243)
Fortitude Re funds withheld payable	—	—	(847)	—	(847)
Market risk benefit liabilities, net(c)	—	—	(3)	(45)	(48)
(a)The portion of the fair value change attributable to our own credit risk is recognized in Other comprehensive income (loss) (“OCI”).
(b)Primarily embedded derivatives.
(c)Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | Second Quarter 2026 Form 10-Q      26

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and six months ended June 30, 2026 and 2025 related to Level 3 assets and liabilities in the Condensed
Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Three Months Ended June 30, 2026
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$2	$—	$(2)	$—
Corporate debt	137	(2)	(178)	(43)
RMBS	24	(12)	(204)	(192)
CMBS	32	(35)	(21)	(24)
CLO	418	(3)	(146)	269
ABS	1,114	(85)	(871)	158
Total bonds available-for-sale	1,727	(137)	(1,422)	168
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	4	—	(2)	2
RMBS	3	—	(1)	2
CMBS	—	—	—	—
CLO	—	—	—	—
ABS	10	—	(42)	(32)
Total other bond securities	17	—	(45)	(28)
Equity securities	—	—	(6)	(6)
Other invested assets	15	—	(22)	(7)
Total assets*	$1,759	$(137)	$(1,495)	$127
Liabilities:
Policyholder contract deposits	$—	$419	$(377)	$42
Derivative liabilities, net	—	—	169	169
Fortitude Re funds withheld payable	—	—	(8)	(8)
Total liabilities	$—	$419	$(216)	$203
Three Months Ended June 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$10	$(13)	$—	$(3)
Corporate debt	34	(20)	(49)	(35)
RMBS	13	(17)	(199)	(203)
CMBS	5	(12)	(5)	(12)
CLO	143	—	(162)	(19)
ABS	992	(65)	(833)	94
Total bonds available-for-sale	1,197	(127)	(1,248)	(178)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	5	1	(7)	(1)
RMBS	11	(11)	(1)	(1)
CMBS	1	(1)	—	—
CLO	6	—	—	6
ABS	38	—	(20)	18
Total other bond securities	61	(11)	(28)	22
Equity securities	6	(6)	—	—
Other invested assets	30	—	(40)	(10)
Total assets*	$1,294	$(144)	$(1,316)	$(166)
Liabilities:
Policyholder contract deposits	$—	$549	$(301)	$248
Derivative liabilities, net	—	—	6	6
Fortitude Re funds withheld payable	—	—	(51)	(51)
Total liabilities	$—	$549	$(346)	$203

Corebridge | Second Quarter 2026 Form 10-Q      27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net

Six Months Ended June 30, 2026
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$15	$(23)	$(2)	$(10)
Corporate debt	327	(2)	(370)	(45)
RMBS	477	(91)	(380)	6
CMBS	49	(40)	(86)	(77)
CLO	516	(3)	(148)	365
ABS	2,536	(427)	(1,696)	413
Total bonds available-for-sale	3,920	(586)	(2,682)	652
Other bond securities:
Corporate debt	16	—	(10)	6
RMBS	3	—	(2)	1
CMBS	—	—	(10)	(10)
CLO	—	—	—	—
ABS	50	(37)	(100)	(87)
Total other bond securities	69	(37)	(122)	(90)
Equity securities	—	—	(6)	(6)
Other invested assets	22	—	(36)	(14)
Total assets*	$4,011	$(623)	$(2,846)	$542
Liabilities:
Policyholder contract deposits	$—	$849	$(607)	$242
Derivative liabilities, net	—	—	129	129
Fortitude Re funds withheld payable	—	—	(126)	(126)
Total liabilities	$—	$849	$(604)	$245

Six Months Ended June 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$35	$(38)	$(1)	$(4)
Corporate debt	374	(106)	(198)	70
RMBS	279	(60)	(368)	(149)
CMBS	12	(19)	(13)	(20)
CLO	326	—	(264)	62
ABS	2,872	(604)	(1,342)	926
Total bonds available-for-sale	3,898	(827)	(2,186)	885
Other bond securities:
Corporate debt	10	(12)	(12)	(14)
RMBS	25	(25)	(5)	(5)
CMBS	1	(1)	—	—
CLO	6	—	(2)	4
ABS	76	(17)	(69)	(10)
Total other bond securities	118	(55)	(88)	(25)
Equity securities	6	(6)	—	—
Other invested assets	160	—	(167)	(7)
Total assets*	$4,182	$(888)	$(2,441)	$853
Liabilities:
Policyholder contract deposits	$—	$858	$(462)	$396
Derivative liabilities, net	—	—	40	40
Fortitude Re funds withheld payable	—	—	(68)	(68)
Total liabilities	$—	$858	$(490)	$368
*There were no issuances during the three and six months ended June 30, 2026 and 2025 for invested assets.

Corebridge | Second Quarter 2026 Form 10-Q      28

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2026 and 2025 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $(21) million and $(34) million of net gains (losses) related to assets transferred into Level 3 during the three months ended June 30, 2026 and 2025, respectively, and $(4) million and $(30) million of net gains (losses) related to assets transferred into Level 3 during the six months ended June 30, 2026 and 2025, respectively, and includes $(7) million and $2 million of net gains (losses) related to assets transferred out of Level 3 during the three months ended June 30, 2026 and 2025, respectively, and $(19) million and $16 million of net gains (losses) related to assets transferred out of Level 3 during the six months ended June 30, 2026 and 2025, respectively.
Transfers of Level 3 Assets
During the three and six months ended June 30, 2026 and 2025, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage backed securities (“CMBS”), collateralized loan obligations (“CLOs”), other asset-backed securities (“ABS”). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three and six months ended June 30, 2026, transfers out of Level 3 assets into Level 2 assets totaled $10.6 billion and
$12.3 billion respectively and primarily included certain investments in ABS and residential mortgage backed securities (“RMBS”). We determined that there are less unobservable inputs due to increased trade volume of comparable securities as evidenced by converging valuations from multiple price vendors which resulted in moving these securities into Level 2 assets.
During the three and six months ended June 30, 2025, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO and ABS. Transfers of corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and six months ended June 30,
2026 and 2025.

Corebridge | Second Quarter 2026 Form 10-Q      29

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
data from independent third-party valuation service providers and from internal valuation models. Because input information from third parties with respect to certain Level 3 instruments (primarily CLO/ABS) may not be reasonably available to us, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

(in millions)	Fair Value at June 30, 2026	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$723	Discounted cash flow	Yield	5.61% - 5.95% (5.78%)
Corporate debt	$1,368	Discounted cash flow	Yield	4.96% - 7.96% (6.46%)
RMBS(c)	$2,278	Discounted cash flow	Prepayment speed	3.67% - 8.51% (6.09%)
			Default rate	0.31% - 1.72% (1.01%)
			Yield	5.36% - 6.34% (5.85%)
			Loss severity	35.84% - 63.48% (49.66%)
CLO(c)	$2,138	Discounted cash flow	Yield	5.29% - 6.77% (6.03%)
ABS(c)	$11,955	Discounted cash flow	Yield	5.22% - 7.75% (6.48%)
CMBS	$455	Discounted cash flow	Yield	4.17% - 17.29% (10.73%)
Market risk benefit assets	$2,492	Discounted cash flow	Equity volatility	6.45% - 51.35%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.15% - 2.30%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,672	Discounted cash flow	Equity volatility	6.45% - 51.35%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.15% - 2.30%
Fixed annuities guaranteed benefits	$1,960	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.32% - 2.30%
Fixed index annuities guaranteed benefits	$4,091	Discounted cash flow	Equity volatility	6.45% - 51.35%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.32% - 2.30%

Corebridge | Second Quarter 2026 Form 10-Q      30

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at June 30, 2026	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$10,676	Discounted cash flow	Equity volatility	6.45% - 51.35%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.32% - 2.30%
Registered index-linked annuities	$1,271	Discounted cash flow	Equity volatility	6.45% - 51.35%
			Base lapse rate	1.00% - 50.00%
			Dynamic lapse multiplier(e)	95.00% - 220.00%
			Mortality multiplier(e)(f)	96.65% - 147.29%
			Utilization(g)	1.70% - 18.09%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.32% - 2.30%

Index universal life	$1,477	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.88% - 21.20%
			NPA(h)	0.32% - 2.30%

Corebridge | Second Quarter 2026 Form 10-Q      31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$723	Discounted cash flow	Yield	5.62% - 5.87% (5.74%)
Corporate debt	$701	Discounted cash flow	Yield	4.92% - 7.62% (5.80%)
RMBS(c)	$2,847	Discounted cash flow	Prepayment speed	4.11% - 7.62% (5.87%)
			Default rate	0.39% - 1.98% (1.18%)
			Yield	5.17% - 6.39% (5.78%)
			Loss severity	38.09% - 84.11% (61.10%)
CLO(c)	$1,939	Discounted cash flow	Yield	5.02% - 6.32% (5.67%)
ABS(c)	$18,129	Discounted cash flow	Yield	4.64% - 7.24% (5.94%)
CMBS	$696	Discounted cash flow	Yield	3.80% - 19.92% (11.58%)
Market risk benefit assets	$2,392	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.15% - 2.13%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,651	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.15% - 2.13%
Fixed annuities guaranteed benefits	$1,817	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(g)	0.16% - 2.13%
Fixed index annuities guaranteed benefits	$3,841	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.16% - 2.13%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$9,996	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.16% - 2.13%

Corebridge | Second Quarter 2026 Form 10-Q      32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Registered index-linked annuities(i)	$765	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	1.00% - 50.00%
			Dynamic lapse multiplier(e)	95.00% - 220.00%
			Mortality multiplier(e)(f)	96.65% - 147.29%
			Utilization(g)	1.70% - 18.09%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.16% - 2.13%
Index universal life	$1,261	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.88% - 20.17%
			NPA(h)	0.16% - 2.13%
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
(h)The non-performance risk adjustment (“NPA”) applied as a spread over risk-free curve for discounting.
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $2.4 billion and $2.0 billion at June 30, 2026 and December 31, 2025, respectively.
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
Fixed Maturity Securities
The significant unobservable input used in the fair value measurement of fixed maturity securities is yield. The yield is affected by the market movements in credit spreads and U.S. Treasury yields. The yield may be affected by other factors, including constant prepayment rates, loss severity and constant default rates. In general, increases in the yield would decrease the fair value of investments, and conversely, decreases in the yield would increase the fair value of investments.

Corebridge | Second Quarter 2026 Form 10-Q      33

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
The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques.
The valuation also requires certain significant inputs, which are generally not observable, and accordingly, the valuation is considered
Level 3 in the fair value hierarchy.

Corebridge | Second Quarter 2026 Form 10-Q      34

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Three months Ended June 30,		Six months Ended June 30,
(in millions)	2026	2025	2026	2025
Assets:
Other bond securities(a)	$77	$101	$88	$240
Alternative investments(b)	(4)	182	84	231
Total assets	73	283	172	471
Liabilities:
Policyholder contract deposits(c)	1	—	1	(2)
Total liabilities	1	—	1	(2)
Total gain (loss)	$74	$283	$173	$469
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
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2026	2025	2026	2025
June 30, 2026
Other investments	$—	$—	$43	$43	$—	$30	$23	$30
Total	$—	$—	$43	$43	$—	$30	$23	$30
December 31, 2025
Other investments	$—	$—	$164	$164
Total	$—	$—	$164	$164
FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
June 30, 2026
Assets:
Mortgage and other loans receivable	$—	$25	$51,442	$51,467	$53,861
Other invested assets	—	291	—	291	291
Short-term investments	—	2,763	—	2,763	2,763
Cash	353	—	—	353	353
Other assets*	—	1	2,229	2,230	2,633
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	42	162,905	162,947	166,710
Fortitude Re funds withheld payable	—	—	18,994	18,994	18,994
Other liabilities	—	3,559	10	3,569	3,559
Short-term and long-term debt	—	9,015	—	9,015	9,362
Debt of consolidated investment entities	—	25	1,334	1,359	1,508
Separate account liabilities - investment contracts	—	93,400	—	93,400	93,400

Corebridge | Second Quarter 2026 Form 10-Q      35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
December 31, 2025
Assets:
Mortgage and other loans receivable	$—	$26	$52,705	$52,731	$54,481
Other invested assets	—	—	306	306	306
Short-term investments	—	4,051	—	4,051	4,051
Cash	447	—	—	447	447
Other assets*	—	1	2,189	2,190	2,470
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	49	159,937	159,986	163,638
Fortitude Re funds withheld payable	—	—	19,853	19,853	19,853
Other liabilities	—	4,493	2	4,495	4,493
Short-term and long-term debt	—	9,119	—	9,119	9,359
Debt of consolidated investment entities	—	27	1,367	1,394	1,547
Separate account liabilities - investment contracts	—	90,864	—	90,864	90,864
*Primarily includes balances related to reinsurance deposit assets.

5. Investments
SECURITIES AVAILABLE-FOR-SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs	Allowance for Credit Losses(a)	Gross Unrealized Gains(b)	Gross Unrealized Losses(b)	Fair Value
June 30, 2026
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,669	$—	$13	$(337)	$1,345
Obligations of states, municipalities and political subdivisions	4,647	—	20	(678)	3,989
Non-U.S. governments	4,487	—	52	(611)	3,928
Corporate debt	135,720	(123)	1,476	(14,860)	122,213
Mortgage-backed, asset-backed and collateralized:
RMBS	17,516	(9)	562	(625)	17,444
CMBS	9,517	(22)	65	(501)	9,059
CLO	8,748	—	63	(65)	8,746
ABS	23,191	(6)	116	(586)	22,715
Total mortgage-backed, asset-backed and collateralized	58,972	(37)	806	(1,777)	57,964
Total bonds available-for-sale	$205,495	$(160)	$2,367	$(18,263)	$189,439

December 31, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,655	$—	$11	$(329)	$1,337
Obligations of states, municipalities and political subdivisions	5,146	—	30	(690)	4,486
Non-U.S. governments	5,021	—	83	(617)	4,487
Corporate debt	134,444	(94)	2,099	(14,378)	122,071
Mortgage-backed, asset-backed and collateralized:
RMBS	16,297	(8)	658	(597)	16,350
CMBS	9,749	(23)	78	(497)	9,307
CLO	9,036	—	104	(48)	9,092
ABS	22,500	(5)	259	(503)	22,251
Total mortgage-backed, asset-backed and collateralized	57,582	(36)	1,099	(1,645)	57,000
Total bonds available-for-sale	$203,848	$(130)	$3,322	$(17,659)	$189,381
(a)Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)Includes mark-to-market movement (“MTM”) relating to embedded derivatives and fair value hedge basis adjustment.

Corebridge | Second Quarter 2026 Form 10-Q      36

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
Securities Available-for-Sale in a Loss Position for Which No Allowance for Credit Loss Has Been Recorded
The following table summarizes the fair value and gross unrealized losses on our available-for-sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit loss has been recorded:

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*
June 30, 2026
Bonds available-for-sale:
U.S. government and government sponsored entities	$94	$2	$873	$335	$967	$337
Obligations of states, municipalities and political subdivisions	517	56	2,796	622	3,313	678
Non-U.S. governments	844	107	1,816	504	2,660	611
Corporate debt	30,477	1,586	51,431	13,233	81,908	14,819
RMBS	4,824	108	4,454	504	9,278	612
CMBS	1,514	22	4,423	475	5,937	497
CLO	2,075	27	1,950	38	4,025	65
ABS	8,058	113	5,384	473	13,442	586
Total bonds available-for-sale	$48,403	$2,021	$73,127	$16,184	$121,530	$18,205

December 31, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$54	$1	$875	$328	$929	$329
Obligations of states, municipalities and political subdivisions	407	46	3,303	644	3,710	690
Non-U.S. governments	360	32	2,515	585	2,875	617
Corporate debt	16,178	1,351	55,136	13,002	71,314	14,353
RMBS	1,949	139	4,146	446	6,095	585
CMBS	1,023	14	4,785	478	5,808	492
CLO	2,826	36	658	12	3,484	48
ABS	3,231	66	5,697	437	8,928	503
Total bonds available-for-sale	$26,028	$1,685	$77,115	$15,932	$103,143	$17,617
*Includes mark-to-market movement relating to embedded derivatives and fair value hedge basis adjustment.
At June 30, 2026, we held 12,677 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 8,313 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2025, we held 11,154 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 8,986 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2026 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available-for-Sale
The following table presents the amortized cost and fair value of fixed maturity securities available-for-sale by contractual maturity:

	Total Fixed Maturity Securities Available-for-sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
June 30, 2026
Due in one year or less	$3,076	$3,060
Due after one year through five years	27,165	26,934
Due after five years through ten years	31,134	30,757
Due after ten years	85,025	70,724
Mortgage-backed, asset-backed and collateralized	58,935	57,964
Total	$205,335	$189,439
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Corebridge | Second Quarter 2026 Form 10-Q      37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-
sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$29	$(88)	$8	$(526)	$69	$(327)	$31	$(705)
For the three and six months ended June 30, 2026, the aggregate fair value of available-for-sale securities sold was $3.2 billion and
$5.6 billion, respectively, which resulted in Net realized gains (losses) of $(59) million and $(258) million, respectively. Included within the Net realized gains (losses) are $0 million and $(13) million of realized gains (losses) for the three and six months ended June 30,
2026, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in Net realized gains
(losses) on Fortitude Re funds withheld assets.
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
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	June 30, 2026		December 31, 2025
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$194	4%	$192	4%
Obligations of states, municipalities and political subdivisions	33	1	34	1
Non-U.S. governments	74	1	75	1
Corporate debt	2,938	55	2,914	53
Mortgage-backed, asset-backed and collateralized:
RMBS	136	2	137	2
CMBS	204	4	217	4
CLO	567	10	585	11
ABS	1,156	22	1,253	23
Total mortgage-backed, asset-backed and collateralized	2,063	38	2,192	40
Total fixed maturity securities	5,302	99	5,407	99
Equity securities	50	1	79	1
Total	$5,352	100%	$5,486	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	June 30, 2026	December 31, 2025
Alternative investments(a)(b)	$8,179	$8,123
Investment real estate(c)	1,004	985
All other investments(d)	2,131	1,127
Total	$11,314	$10,235
(a)At June 30, 2026, included hedge funds of $96 million and private equity funds of $8.1 billion. At December 31, 2025, included hedge funds of $121 million and private equity funds of $8.0 billion.
(b)All liquid hedge fund investments have been redeemed. The remaining investments, excluding those in the modco agreement with Fortitude Re, are in illiquid and/or side pocket vehicles whose liquidation horizons are uncertain and likely to extend over the coming quarters and/or years.

Corebridge | Second Quarter 2026 Form 10-Q      38

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
(c)Net of accumulated depreciation of $443 million and $406 million as of June 30, 2026 and December 31, 2025, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in
Fortitude Re Bermuda totaled $156 million and $156 million at June 30, 2026 and December 31, 2025, respectively.
Other Invested Assets – Equity Method Investments
The carrying amount of equity method investments totaled $2.9 billion and $2.8 billion as of June 30, 2026 and December 31, 2025, respectively, representing various ownership percentages each period.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended June 30,
Available-for-sale fixed maturity securities, including short-term investments	$2,438	$161	$2,599	$2,245	$169	$2,414
Other fixed maturity securities	11	66	77	21	80	101
Equity securities	14	—	14	30	—	30
Interest on mortgage and other loans	664	35	699	694	43	737
Alternative investments*	—	(21)	(21)	169	55	224
Real estate	7	(1)	6	7	2	9
Other investments	35	—	35	7	—	7
Total investment income	3,169	240	3,409	3,173	349	3,522
Investment expenses	212	7	219	178	6	184
Net investment income	$2,957	$233	$3,190	$2,995	$343	$3,338

Six Months Ended June 30,
Available-for-sale fixed maturity securities, including short-term investments	$4,838	$338	$5,176	$4,514	$344	$4,858
Other fixed maturity securities	2	86	88	40	200	240
Equity securities	3	—	3	28	—	28
Interest on mortgage and other loans	1,339	71	1,410	1,359	86	1,445
Alternative investments*	59	12	71	249	59	308
Real estate	16	(2)	14	12	—	12
Other investments	55	—	55	5	—	5
Total investment income	6,312	505	6,817	6,207	689	6,896
Investment expenses	418	12	430	354	15	369
Net investment income	$5,894	$493	$6,387	$5,853	$674	$6,527
*Included income from hedge funds and private equity funds. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

Corebridge | Second Quarter 2026 Form 10-Q      39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended June 30,
Sales of fixed maturity securities	$(59)	$—	$(59)	$(513)	$(5)	$(518)
Intent to sell	—	—	—	(250)	—	(250)
Change in allowance for credit losses on fixed maturity securities	(80)	(1)	(81)	(41)	(4)	(45)
Change in allowance for credit losses on loans	(30)	(7)	(37)	14	5	19
Foreign exchange transactions, net of related hedges	(80)	(1)	(81)	(445)	(3)	(448)
Index-Linked interest credited embedded derivatives, net of related hedges	(154)	—	(154)	(248)	—	(248)
All other derivatives and hedge accounting*	204	(16)	188	(172)	(21)	(193)
Sales of alternative investments and real estate investments	(3)	(1)	(4)	(9)	(2)	(11)
Other	(11)	1	(10)	(30)	—	(30)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(213)	(25)	(238)	(1,694)	(30)	(1,724)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(316)	(316)	—	(251)	(251)
Net realized losses	$(213)	$(341)	$(554)	$(1,694)	$(281)	$(1,975)

Six Months Ended June 30,
Sales of fixed maturity securities	$(245)	$(13)	$(258)	$(654)	$(20)	$(674)
Intent to sell	(60)	—	(60)	(250)	—	(250)
Change in allowance for credit losses on fixed maturity securities	(136)	(1)	(137)	(61)	(12)	(73)
Change in allowance for credit losses on loans	(52)	(18)	(70)	(2)	3	1
Foreign exchange transactions, net of related hedges	120	6	126	(566)	10	(556)
Index-Linked interest credited embedded derivatives, net of related hedges	(195)	—	(195)	(536)	—	(536)
All other derivatives and hedge accounting*	26	(4)	22	(416)	16	(400)
Sales of alternative investments and real estate investments	4	(8)	(4)	3	(4)	(1)
Other	(4)	(8)	(12)	(34)	(19)	(53)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(542)	(46)	(588)	(2,516)	(26)	(2,542)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(302)	(302)	—	(847)	(847)
Net realized losses	$(542)	$(348)	$(890)	$(2,516)	$(873)	$(3,389)
*Derivative activity related to hedging certain MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$1,045	$1,585	$(1,517)	$3,604
Other investments	—	—	—	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$1,045	$1,585	$(1,517)	$3,604

Corebridge | Second Quarter 2026 Form 10-Q      40

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

	2026			2025
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Three Months Ended June 30,
Net gains (losses) recognized during the period on equity securities and other investments	$14	$(13)	$1	$30	$220	$250
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	(6)	—	(6)	16	(3)	13
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$20	$(13)	$7	$14	$223	$237

Six Months Ended June 30,
Net gains recognized during the period on equity securities and other investments	$3	$106	$109	$28	$285	$313
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	24	4	28	32	(4)	28
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(21)	$102	$81	$(4)	$289	$285
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

	2026			2025
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Three Months Ended June 30,
Balance, beginning of period	$39	$129	$168	$31	$83	$114
Additions:
Securities for which allowance for credit losses were not previously recorded	—	83	83	1	42	43
Reductions:
Securities sold during the period	—	(1)	(1)	—	(9)	(9)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	(2)	—	(2)	(10)	12	2
Write-offs charged against the allowance	—	(88)	(88)	(4)	(55)	(59)
Balance, end of period	$37	$123	$160	$18	$73	$91
Six Months Ended June 30,
Balance, beginning of year	$36	$94	$130	$33	$86	$119
Additions:
Securities for which allowance for credit losses were not previously recorded	7	117	124	1	82	83
Reductions:
Securities sold during the period	(3)	(2)	(5)	—	(11)	(11)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	(3)	16	13	(9)	(1)	(10)
Write-offs charged against the allowance	—	(102)	(102)	(7)	(83)	(90)
Balance, end of period	$37	$123	$160	$18	$73	$91

Corebridge | Second Quarter 2026 Form 10-Q      41

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
securities transferred, respectively.
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	June 30, 2026	December 31, 2025
Fixed maturity securities available-for-sale	$3,521	$4,405
At June 30, 2026 and December 31, 2025, amounts borrowed under repurchase and securities lending agreements totaled
$3.6 billion and $4.5 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
June 30, 2026
Bonds available-for-sale:
Non-U.S. governments	$—	$—	$35	$—	$—	$35
Corporate debt	5	105	1,052	—	—	1,162
Total	$5	$105	$1,087	$—	$—	$1,197
December 31, 2025
Bonds available-for-sale:
Non-U.S. governments	$—	$25	$34	$—	$—	$59
Corporate debt	6	598	486	—	—	1,090
Total	$6	$623	$520	$—	$—	$1,149
The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Securities Lending Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
June 30, 2026
Bonds available for sale:
Non-U.S. government	$—	$48	$16	$—	$—	$64
Corporate debt	—	1,884	376	—	—	2,260
Total	$—	$1,932	$392	$—	$—	$2,324
December 31, 2025
Bonds available-for-sale:
Non-U.S. government	$—	$57	$—	$—	$—	$57
Corporate debt	—	3,199	—	—	—	3,199
Total	$—	$3,256	$—	$—	$—	$3,256
There were no reverse repurchase agreements at June 30, 2026 and December 31, 2025.

Corebridge | Second Quarter 2026 Form 10-Q      42

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $11.9 billion and $12.1 billion at June 30, 2026 and December 31, 2025, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLBs”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $292 million and $306 million of stock in FHLBs at June 30, 2026 and December
31, 2025, respectively. In addition, our subsidiaries have pledged securities available-for-sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $3.9 billion and $7.8 billion, respectively, at June 30, 2026 and
$2.9 billion and $8.5 billion, respectively, at December 31, 2025.
Certain GICs recorded in policyholder contract deposits with a carrying value of $48 million and $48 million at June 30, 2026 and
December 31, 2025, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $118 million and
$121 million at June 30, 2026 and December 31, 2025, respectively. This collateral primarily consists of securities of the U.S.
government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $634 million and $650 million at June 30,
2026 and December 31, 2025, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modified coinsurance.

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	June 30, 2026	December 31, 2025
Commercial mortgages(a)	$36,930	$37,009
Residential mortgages	13,539	13,839
Life insurance policy loans	1,660	1,694
Commercial loans, other loans and notes receivable(b)	2,515	2,666
Total mortgage and other loans receivable	54,644	55,208
Allowance for credit losses(c)	(783)	(727)
Mortgage and other loans receivable, net	$53,861	$54,481
(a)Commercial mortgages primarily represent loans for apartments, offices and industrial properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 17% and 10%, respectively, at June 30, 2026, and 17% and 10%, respectively, at December 31, 2025). The weighted average loan-to-value ratio for NY and CA was 67% and 57% at June 30, 2026, respectively, and 66% and 57% at December 31, 2025, respectively. The debt service coverage ratio for NY and CA was 1.9X and 2.1X at June 30, 2026, respectively, and 1.9X and 2.1X at December 31, 2025, respectively.
(b)There were no loans that were held for sale which are carried at lower of cost or market as of June 30, 2026 and December 31, 2025.
(c)Does not include allowance for credit losses of $10 million and $7 million at June 30, 2026 and December 31, 2025, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of June 30, 2026, $147 million and
$1.2 billion of residential mortgage loans and commercial mortgage loans, respectively, are in nonaccrual status. As of December 31,
2025, $128 million and $0.9 billion of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.

Corebridge | Second Quarter 2026 Form 10-Q      43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance
Sheets. As of June 30, 2026, accrued interest receivable was $116 million and $154 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2025, accrued interest receivable was $107 million and
$175 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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
CREDIT QUALITY OF COMMERCIAL AND RESIDENTIAL MORTGAGES
The following table presents debt service coverage ratios for commercial mortgages by year of vintage*:

June 30, 2026
(in millions)	2026	2025	2024	2023	2022	Prior	Total
>1.2X	$1,858	$4,676	$3,822	$1,618	$5,599	$15,379	$32,952
1.00 - 1.20X	46	184	188	284	388	1,908	2,998
<1.00X	—	—	—	23	42	915	980
Total commercial mortgages	$1,904	$4,860	$4,010	$1,925	$6,029	$18,202	$36,930
December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
>1.2X	$4,633	$4,154	$1,695	$5,876	$2,333	$14,172	$32,863
1.00 - 1.20X	185	217	275	464	73	1,932	3,146
<1.00X	—	—	23	42	92	843	1,000
Total commercial mortgages	$4,818	$4,371	$1,993	$6,382	$2,498	$16,947	$37,009
*The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended June 30, 2026 and December 31, 2025. The debt service coverage ratios are updated when additional relevant information becomes available.
The following table presents loan-to-value ratios for commercial mortgages by year of vintage*:

June 30, 2026
(in millions)	2026	2025	2024	2023	2022	Prior	Total
Less than 65%	$1,754	$3,904	$3,606	$1,805	$3,409	$11,158	$25,636
65% to 75%	150	956	404	97	2,250	4,688	8,545
76% to 80%	—	—	—	—	—	705	705
Greater than 80%	—	—	—	23	370	1,651	2,044
Total commercial mortgages	$1,904	$4,860	$4,010	$1,925	$6,029	$18,202	$36,930
December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
Less than 65%	$4,007	$3,806	$1,824	$3,731	$1,815	$10,145	$25,328
65% to 75%	811	565	146	2,275	421	4,776	8,994
76% to 80%	—	—	—	1	42	549	592
Greater than 80%	—	—	23	375	220	1,477	2,095
Total commercial mortgages	$4,818	$4,371	$1,993	$6,382	$2,498	$16,947	$37,009
*The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 61% at June 30, 2026 and 60% at December 31, 2025. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

Corebridge | Second Quarter 2026 Form 10-Q      44

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
June 30, 2026
Credit Quality Performance Indicator:
In good standing	557	$13,737	$7,248	$3,857	$8,746	$1,888	$779	$36,255	98%
90 days or less delinquent	2	—	115	—	—	29	—	144	1%
>90 days delinquent or in process of foreclosure(a)	3	—	345	186	—	—	—	531	1%
Total(b)	562	$13,737	$7,708	$4,043	$8,746	$1,917	$779	$36,930	100%
Allowance for credit losses		$31	$377	$184	$8	$28	$1	$629	2%

December 31, 2025
Credit Quality Performance Indicator:
In good standing	576	$13,688	$7,675	$4,114	$8,163	$2,037	$778	$36,455	99%
90 days or less delinquent	1	—	15	—	—	—	—	15	—%
>90 days delinquent or in process of foreclosure	4	1	352	186	—	—	—	539	1%
Total(b)	581	$13,689	$8,042	$4,300	$8,163	$2,037	$778	$37,009	100%
Allowance for credit losses		$28	$360	$164	$14	$27	$1	$594	2%
(a)Includes $21 million of Retail loans and $13 million of Office loans supporting the Fortitude Re Funds Withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at June 30, 2026
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

June 30, 2026
(in millions)	2026	2025	2024	2023	2022	Prior	Total
FICO*:
780 and greater	$31	$732	$968	$524	$600	$3,361	$6,216
720 - 779	68	1,155	1,638	859	498	1,021	5,239
660 - 719	16	311	553	261	159	482	1,782
600 - 659	—	—	—	9	24	166	199
Less than 600	—	—	—	8	19	76	103
Total residential mortgages	$115	$2,198	$3,159	$1,661	$1,300	$5,106	$13,539

December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO*:
780 and greater	$595	$974	$570	$616	$2,129	$1,384	$6,268
720 - 779	1,044	1,740	926	529	509	543	5,291
660 - 719	287	578	292	180	125	349	1,811
600 - 659	107	54	17	28	15	158	379
Less than 600	—	—	5	12	7	66	90
Total residential mortgages	$2,033	$3,346	$1,810	$1,365	$2,785	$2,500	$13,839
*Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On June 30,
2026 and December 31, 2025 residential loans direct to consumers totaled $7.4 billion and $7.8 billion, respectively.

Corebridge | Second Quarter 2026 Form 10-Q      45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
ALLOWANCE FOR CREDIT LOSSES
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable*:

	2026			2025
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Three Months Ended June 30,
Allowance, beginning of period	$597	$156	$753	$656	$136	$792
Loans charged off	(3)	(1)	(4)	(54)	(1)	(55)
Net charge-offs	(3)	(1)	(4)	(54)	(1)	(55)
Addition to (release of) allowance for loan losses	35	(1)	34	(16)	(2)	(18)
Allowance, end of period	$629	$154	$783	$586	$133	$719

Six Months Ended June 30,
Allowance, beginning of period	$594	$133	$727	$626	$145	$771
Loans charged off	(8)	(3)	(11)	(62)	(1)	(63)
Net charge-offs	(8)	(3)	(11)	(62)	(1)	(63)
Addition to (release of) allowance for loan losses	43	24	67	22	(11)	11
Allowance, end of period	$629	$154	$783	$586	$133	$719
*Does not include allowance for credit losses of $10 million and $8 million, respectively at June 30, 2026 and, 2025, in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.
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
Corebridge did not modify any loans to borrowers experiencing financial difficulty during the six months ended June 30, 2026. During the six months ended June 30, 2025, commercial mortgage loans with an amortized cost of $108 million and commercial loans, other loans and notes receivable with an amortized cost of $10 million, none of which were supporting the funds withheld arrangements with
Fortitude Re, were granted term extensions.
During the six months ended June 30, 2026, commercial mortgage loans with an amortized cost of $29 million, which were previously extended, became delinquent. There were no loans that defaulted during the six months ended June 30, 2025 that had been previously modified with borrowers experiencing financial difficulties.
Corebridge closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

Corebridge | Second Quarter 2026 Form 10-Q      46

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
On August 1, 2025 and January 2, 2026, AGL and USL closed their coinsurance and modco reinsurance agreements with CSLR, effective as of August 1, 2025 and January 1, 2026, respectively. Under the terms of these reinsurance agreements, AGL and USL reinsured 100% of their individual variable annuity contracts. The majority of the variable annuity contracts are considered investment contracts as they do not contain significant insurance risk; therefore, the reinsurance of such contracts are accounted for under deposit accounting. As of the closing dates, we transferred to the reinsurer $2.1 billion of assets primarily consisting of fixed maturity securities supporting the general account liabilities, net of a ceding commission. At inception, we recorded a net deposit asset of $2.8 billion, which includes a $2.2 billion deferred gain, reported in Other assets in the Condensed Consolidated Balance Sheets. The net deposit asset was $2.6 billion and $2.5 billion as of June 30, 2026 and December 31, 2025, respectively. The deferred gain is amortized into income over the estimated remaining life of the reinsured contracts. Additionally, $48.7 billion of separate account liabilities were ceded under the modco portion of the agreement. Refer to Note 1 for additional information related to the reinsurance agreement.
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

Corebridge | Second Quarter 2026 Form 10-Q      47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	June 30, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available-for-sale	$12,306	$12,306	$12,739	$12,739	Fair value through other comprehensive income
Fixed maturity securities - fair value option	4,915	4,915	4,982	4,982	Fair value through net investment income
Commercial mortgage loans	2,615	2,430	2,745	2,594	Amortized cost
Real estate investments	86	127	118	165	Amortized cost
Private equity funds/hedge funds	1,716	1,716	1,800	1,800	Fair value through net investment income
Policy loans	295	295	302	302	Amortized cost
Short-term Investments	240	240	399	399	Fair value through net investment income
Funds withheld investment assets	22,173	22,029	23,085	22,981
Derivative assets, net(a)	—	—	—	—	Fair value through realized gains (losses)
Other(b)	936	936	667	667	Amortized cost
Total	$23,109	$22,965	$23,752	$23,648
(a)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $0 million and $716 million, respectively, as of June 30, 2026. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $0 million and $615 million, respectively, as of December 31, 2025. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net investment income - Fortitude Re funds withheld assets	$233	$343	$493	$674
Net realized losses on Fortitude Re funds withheld assets:
Net realized losses Fortitude Re funds withheld assets	(25)	(30)	(46)	(26)
Net realized losses Fortitude Re funds withheld embedded derivatives	(316)	(251)	(302)	(847)
Net realized losses - Fortitude Re funds withheld assets	(341)	(281)	(348)	(873)
Income (loss) before income tax expense (benefit)	(108)	62	145	(199)
Income tax expense (benefit)*	(23)	13	30	(42)
Net income (loss)	(85)	49	115	(157)
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available-for-sale*	79	(18)	(75)	145
Comprehensive income (loss)	$(6)	$31	$40	$(12)
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
REINSURANCE – CREDIT LOSSES
The total reinsurance recoverables as of June 30, 2026 were $25.6 billion. As of that date, utilizing Corebridge’s Obligor Risk Ratings,
(i) approximately 100% of the reinsurance recoverables were investment grade, (ii) approximately 0% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Balance, beginning of period	$6	$10	$6	$12
Current period provision for expected credit losses and disputes	(1)	—	(1)	(2)
Balance, end of period	$5	$10	$5	$10
There were no material recoveries of credit losses previously written off for the six months ended June 30, 2026 or 2025.

Corebridge | Second Quarter 2026 Form 10-Q      48

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
The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the breadth of our decision-
making ability and our ability to influence activities that significantly affect the economic performance of the VIE.
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

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
June 30, 2026
Assets:
Bonds available-for-sale	$23	$—	$23
Other bond securities	25	—	25
Mortgage and other loans receivable	—	1,565	1,565
Other invested assets
Alternative investments(a)	2,478	—	2,478
Investment real estate	448	—	448
Short-term investments	81	—	81
Cash	36	—	36
Accrued investment income	—	4	4
Other assets	44	—	44
Total assets(b)	$3,135	$1,569	$4,704
Liabilities:
Debt of consolidated investment entities	$415	$842	$1,257
Other liabilities	54	—	54
Total liabilities	$469	$842	$1,311

Corebridge | Second Quarter 2026 Form 10-Q      49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
December 31, 2025
Assets:
Bonds available-for-sale	$33	$—	$33
Other bond securities	37	—	37
Mortgage and other loans receivable	—	1,750	1,750
Other invested assets
Alternative investments(a)	2,575	—	2,575
Investment real estate	492	—	492
Short-term investments	93	—	93
Cash	38	—	38
Accrued investment income	—	5	5
Other assets	50	—	50
Total assets(b)	$3,318	$1,755	$5,073
Liabilities:
Debt of consolidated investment entities	$409	$883	$1,292
Other liabilities	39	—	39
Total liabilities	$448	$883	$1,331
(a)Composed primarily of investments in real estate joint ventures at June 30, 2026 and December 31, 2025.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At June 30, 2026 and
December 31, 2025, the Company had commitments to internal parties of $0.8 billion and $0.9 billion and commitments to external parties of $0.2 billion and
$0.3 billion, respectively.
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss)
attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Condensed
Consolidated Statements of Income (Loss):

	Real Estate and	Securitization
	Investment	and Repackaging
(in millions)	Entities	Vehicles	Total
Three Months Ended June 30, 2026
Total revenue	$16	$12	$28
Net (loss) attributable to noncontrolling interests	$(3)	$—	$(3)
Net income attributable to Corebridge	$16	$7	$23
Three Months Ended June 30, 2025
Total revenue	$46	$17	$63
Net (loss) attributable to noncontrolling interests	$(9)	$—	$(9)
Net income attributable to Corebridge	$41	$12	$53
Six Months Ended June 30, 2026
Total revenue	$(1)	$28	$27
Net (loss) attributable to noncontrolling interests	$(14)	$—	$(14)
Net income attributable to Corebridge	$3	$18	$21
Six Months Ended June 30, 2025
Total revenue	$74	$35	$109
Net (loss) attributable to noncontrolling interests	$(4)	$—	$(4)
Net income attributable to Corebridge	$58	$24	$82
We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of
VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced obligation and
(iii) other commitments and guarantees to the VIE.

Corebridge | Second Quarter 2026 Form 10-Q      50

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
June 30, 2026
Real estate and investment entities(a)	$511,760	$6,315	$3,221	$9,536
Total	$511,760	$6,315	$3,221	$9,536
December 31, 2025
Real estate and investment entities(a)	$501,904	$6,249	$3,405	$9,654
Total	$501,904	$6,249	$3,405	$9,654
(a)Composed primarily of hedge funds and private equity funds.
(b)At June 30, 2026 and December 31, 2025, $6.3 billion and $6.2 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
Additionally, Corebridge is a passive investor in certain investment vehicles that securitized certain secured loans, bank loans and residential mortgage loans. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of June 30, 2026, the total VIE assets of these securitizations are $2.4 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.5 billion. As of December 31, 2025, the total
VIE assets of these securitizations are $2.5 billion, of which Corebridge’s maximum exposure to loss is $2.5 billion.

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
For additional information on embedded derivatives and MRBs, see Notes 4, 13 and 14.

Corebridge | Second Quarter 2026 Form 10-Q      51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2026				December 31, 2025
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$7,990	$292	$14,297	$443	$11,987	$364	$9,734	$234
Foreign exchange contracts	6,768	369	2,936	166	3,855	252	8,128	236
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	24,663	642	21,920	1,485	19,672	552	25,397	1,399
Foreign exchange contracts	9,786	543	5,763	298	6,139	459	6,847	318
Equity contracts	75,268	10,042	75,833	6,197	66,780	8,388	64,855	4,900
Credit contracts(b)	20,775	418	21,950	17	—	—	—	—
Other contracts(c)	49,978	15	44	1	49,020	14	212	4
Total derivatives, gross(d)	$195,228	$12,321	$142,743	$8,607	$157,453	$10,029	$115,173	$7,091
Counterparty netting(e)		(7,501)		(7,501)		(6,106)		(6,106)
Cash collateral(f)		(3,844)		(828)		(3,482)		(686)
Total Derivatives on Condensed Consolidated Balance Sheets(g)		$976		$278		$441		$299
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
(d)Includes $13.9 billion and $20.5 billion of notional amounts associated with reinsurance agreements at June 30, 2026 and December 31, 2025.
(e)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(f)Represents cash collateral posted and received that is eligible for netting.
(g)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. All derivative transactions are with third parties. The fair value of assets related to bifurcated embedded derivatives were both zero at June 30, 2026 and
December 31, 2025. The fair value of liabilities related to bifurcated embedded derivatives was $17.6 billion and $16.0 billion at June 30, 2026 and December 31,
2025, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded
derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components;
bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
As of June 30, 2026 and December 31, 2025, the following amounts were recorded on the Condensed Consolidated Balance
Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	June 30, 2026		December 31, 2025
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available-for-sale, at fair value(a)	$11,251	$(49)	$11,984	$(7)
Commercial mortgage and other loans(b)	$—	$(17)	$—	$(19)
Policyholder contract deposits(c)	$(14,720)	$66	$(13,022)	$(48)
(a)These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2026, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.0 billion, the amount of the designated hedged item was $2.7 billion, and the cumulative basis adjustment associated with these hedging relationships was $(49) million.
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
the remaining life of the loan.
(c)This relates to fair value hedges on GICs.

Corebridge | Second Quarter 2026 Form 10-Q      52

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
Collateral posted by us to third parties for derivative transactions was $1.6 billion and $1.2 billion at June 30, 2026 and December 31,
2025, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was
$5.4 billion and $4.0 billion at June 30, 2026 and December 31, 2025, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
In 2022, we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances and we recognized derivative gains in AOCI. For the three and six months ended June 30, 2026, $7 million and $14 million, respectively, and for the three and six months ended June 30, 2025, $7 million and $14 million, respectively, have been reclassified into Interest expense. The remaining amount in AOCI, of $104 million, will be reclassified into Interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect $28 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
For additional information related to the debt issuances, see Note 15 to the Consolidated Financial Statements in the 2025 Form 10-K.
We also designated certain interest rate swaps as cash flow hedges of floating-rate investment assets. Related to such swaps, for the three and six months ended June 30, 2026, we recognized derivative gains (losses) of $(99) million and
$(145) million
, respectively, in
AOCI and $2 million and $2 million, respectively, in net investment income. For the three and six months ended June 30, 2025, we recognized derivative gains (losses) of $64 million and $246 million, respectively, in AOCI and $(14) million and $(28) million, respectively, in net investment income. As it relates to such hedges, we do not expect any reclassifications into net investment income over the next 12 months and there are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the three and six months ended June 30, 2026 of $1 million and $3 million, respectively, and for the three and six months ended June 30, 2025 of $(5) million and $(9) million, respectively, included in Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses) recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

Corebridge | Second Quarter 2026 Form 10-Q      53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended June 30, 2026
Interest rate contracts:
Interest credited to policyholder account balances	$(66)	$—	$63	$(3)
Net investment income	31	—	(31)	—
Foreign exchange contracts:
Realized gains (losses)	$33	$(101)	$(33)	$(101)
Three Months Ended June 30, 2025
Interest rate contracts:
Interest credited to policyholder account balances	$56	$—	$(58)	$(2)
Net investment income	—	—	—	—
Foreign exchange contracts:
Realized gains (losses)	$(619)	$(20)	$619	$(20)
Six Months Ended June 30, 2026
Interest rate contracts:
Interest credited to policyholder account balances	$(121)	$—	$117	$(4)
Net investment income	42	—	(42)	—
Foreign exchange contracts:
Realized gains (losses)	$210	$(18)	$(210)	$(18)
Six Months Ended June 30, 2025
Interest rate contracts:
Interest credited to policyholder account balances	$142	$—	$(146)	$(4)
Net investment income	—	—	—	—
Foreign exchange contracts:
Realized gains (losses)	$(883)	$127	$883	$127
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

Corebridge | Second Quarter 2026 Form 10-Q      54

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed
Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
By Derivative Type:
Interest rate contracts	$(25)	$(48)	$(149)	$(70)
Foreign exchange contracts	101	(397)	118	(616)
Equity contracts	1,156	352	540	(102)
Credit contracts	152	100	42	31
Other contracts	15	16	38	32
Embedded derivatives	(1,823)	(1,124)	(1,169)	(878)
Fortitude Re funds withheld embedded derivative	(316)	(251)	(302)	(847)
Total(a)	$(740)	$(1,352)	$(882)	$(2,450)
By Classification:
Policy fees	$18	$16	$34	$31
Net investment income (loss) - Fortitude Re funds withheld assets	(9)	(23)	7	(25)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	119	(785)	(103)	(1,513)
Net realized gains (losses) on Fortitude Re funds withheld assets	(10)	(59)	13	(34)
Net realized losses on Fortitude Re funds withheld embedded derivatives	(316)	(251)	(302)	(847)
Policyholder benefits	—	2	—	—
Change in the Fair value of market risk benefits(b)	(542)	(252)	(531)	(62)
Total(a)	$(740)	$(1,352)	$(882)	$(2,450)
(a)Includes gains (losses) with related parties of $2 million for the three months ended June 30, 2025, and $2 million for the six months ended June 30, 2025.
(b)This represents activity related to derivatives that economically hedge changes in fair value of certain MRBs. Excludes the impact of ceding derivative gains and losses in conjunction with the reinsurance agreements with CSLR. Starting 2026, the amount presented is ceded to CSLR. See Note 1 for additional information.
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

10. Deferred Policy Acquisition Costs
Deferred policy acquisition costs (“DAC”) represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such DAC generally include agent or broker commissions and bonuses, and medical fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable. We partially defer costs, including certain commissions, when we do not believe that the entire cost is directly related to the acquisition or renewal of insurance contracts. Commissions that are not deferred to DAC are recorded in Non-
deferrable insurance commissions in the Condensed Consolidated Statements of Income (Loss).
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

Corebridge | Second Quarter 2026 Form 10-Q      55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Deferred Policy Acquisition Costs
The following table presents a rollforward of deferred policy acquisition costs related to long-duration contracts for the six months ended June 30, 2026 and 2025:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
DAC:
Balance at January 1, 2026	$3,378	$1,053	$4,162	$118	$164	$8,875
Capitalization	343	43	193	29	—	608
Amortization expense	(260)	(55)	(166)	(11)	—	(492)
Other adjustments(a)	—	—	—	—	(164)	(164)
Balance at June 30, 2026(b)	$3,461	$1,041	$4,189	$136	$—	$8,827

Balance at January 1, 2025	$3,020	$1,049	$4,127	$95	$1,990	$10,281
Capitalization	417	42	183	14	36	692
Amortization expense	(224)	(43)	(168)	(8)	(106)	(549)
Other, including foreign exchange	—	—	—	—	—	—
Balance at June 30, 2025(b)	$3,213	$1,048	$4,142	$101	$1,920	$10,424
(a)Includes the impacts of the reinsurance agreement with CSLR. See Note 7 for additional information.
(b)Excludes value of business acquired (“VOBA”) of $9 million and $11 million at June 30, 2026 and 2025, respectively.
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
balances. DSI amounts are deferred and amortized on a constant level basis over the life of the contract consistent with DAC.
The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the six months ended June 30, 2026 and 2025:

	Individual Retirement	Group Retirement	Corporate and Other	Total
(in millions)
Balance at January 1, 2026	$182	$140	$1	$323
Capitalization	—	—	—	—
Amortization expense	(16)	(7)	—	(23)
Other adjustments(a)	—	—	(1)	(1)
Balance at June 30, 2026	$166	$133	$—	$299
Other reconciling items(b)				4,767
Other assets, including restricted cash				$5,066

Balance at January 1, 2025	$218	$152	$70	$440
Capitalization	—	—	1	1
Amortization expense	(19)	(6)	(4)	(29)
Balance at June 30, 2025	$199	$146	$67	$412
Other reconciling items(b)				1,630
Other assets, including restricted cash				$2,042
(a)Includes the impacts of the reinsurance agreement with CSLR. See Note 7 for additional information.
(b)Other reconciling items include deposit assets, derivative assets, prepaid expenses, goodwill and any similar items.

Corebridge | Second Quarter 2026 Form 10-Q      56

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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.
The following table presents fair value of separate account investment options:

	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
June 30, 2026
Equity funds	$32,764	$1,108	$788	$26,779	$61,439
Bond funds	3,182	48	1,689	4,187	9,106
Balanced funds	6,180	63	2,747	17,524	26,514
Money market funds	755	15	312	630	1,712
Total	$42,881	$1,234	$5,536	$49,120	$98,771

December 31, 2025
Equity funds	$30,683	$1,027	$721	$26,073	$58,504
Bond funds	3,160	48	1,398	4,165	8,771
Balanced funds	6,055	59	2,660	17,903	26,677
Money market funds	803	15	178	637	1,633
Total	$40,701	$1,149	$4,957	$48,778	$95,585
The following table presents the balances and changes in separate account liabilities:

	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Six Months Ended June 30, 2026
Separate accounts balance, beginning of year	$40,701	$1,149	$4,957	$48,778	$95,585
Premiums and deposits	674	15	604	811	2,104
Policy charges	(238)	(21)	(72)	(589)	(920)
Surrenders and withdrawals	(2,364)	(18)	(106)	(2,896)	(5,384)
Benefit payments	(302)	(5)	(78)	(518)	(903)
Investment performance	4,667	118	223	3,507	8,515
Net transfers from (to) general account and other	(257)	(4)	8	27	(226)
Separate accounts balance, end of period	$42,881	$1,234	$5,536	$49,120	$98,771
Cash surrender value*	$42,795	$1,206	$5,527	$48,398	$97,926

Corebridge | Second Quarter 2026 Form 10-Q      57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Separate Account Assets and Liabilities

	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Six Months Ended June 30, 2025
Separate accounts balance, beginning of year	$39,672	$1,059	$4,339	$48,818	$93,888
Premiums and deposits	687	17	72	620	1,396
Policy charges	(228)	(23)	(53)	(587)	(891)
Surrenders and withdrawals	(2,080)	(20)	(100)	(2,514)	(4,714)
Benefit payments	(313)	(5)	(5)	(473)	(796)
Investment performance	2,488	73	100	2,720	5,381
Net transfers from (to) general account and other	(245)	(3)	14	34	(200)
Separate accounts balance, end of period	$39,981	$1,098	$4,367	$48,618	$94,064
Cash surrender value*	$39,889	$1,080	$4,368	$47,768	$93,105
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

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Six Months Ended June 30, 2026
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,365	$—	$825	$9,190
Effect of changes in discount rate assumptions (AOCI)	—	—	504	—	34	538
Beginning balance at original discount rate	—	—	8,869	—	859	9,728
Effect of actual variances from expected experience	—	—	(21)	—	(8)	(29)
Adjusted beginning of year balance	—	—	8,848	—	851	9,699
Issuances	—	—	367	—	13	380
Interest accrual	—	—	170	—	18	188
Net premium collected	—	—	(534)	—	(62)	(596)
Other	—	—	2	—	—	2
Ending balance at original discount rate	—	—	8,853	—	820	9,673
Effect of changes in discount rate assumptions (AOCI)	—	—	(598)	—	(45)	(643)
Balance, end of period	$—	$—	$8,255	$—	$775	$9,030

Corebridge | Second Quarter 2026 Form 10-Q      58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Six Months Ended June 30, 2026
Present value of expected future policy benefits
Balance, beginning of year	$1,173	$291	$17,209	$24,147	$18,772	$61,592
Effect of changes in discount rate assumptions (AOCI)	110	(5)	1,261	3,290	1,180	5,836
Beginning balance at original discount rate	1,283	286	18,470	27,437	19,952	67,428
Effect of actual variances from expected experience(a)	(14)	—	(22)	7	(19)	(48)
Adjusted beginning of year balance	1,269	286	18,448	27,444	19,933	67,380
Issuances	34	5	364	163	17	583
Interest accrual	25	7	391	595	471	1,489
Benefit payments	(59)	(19)	(779)	(852)	(751)	(2,460)
Foreign exchange impact	—	—	—	(167)	—	(167)
Other	—	—	3	—	—	3
Ending balance at original discount rate	1,269	279	18,427	27,183	19,670	66,828
Effect of changes in discount rate assumptions (AOCI)	(119)	1	(1,465)	(3,759)	(1,423)	(6,765)
Balance, end of period	$1,150	$280	$16,962	$23,424	$18,247	$60,063
Net liability for future policy benefits, end of period	1,150	280	8,707	23,424	17,472	51,033
Liability for future policy benefits for certain participating contracts	—	—	11	—	1,203	1,214
Liability for universal life policies(b)	—	—	4,287	—	53	4,340
Deferred profit liability	31	19	27	1,631	757	2,465
Other reconciling items(c)	13	—	369	—	107	489
Future policy benefits for life and accident and health insurance contracts	1,194	299	13,401	25,055	19,592	59,541
Less: Reinsurance recoverable:	(5)	—	(649)	(65)	(19,592)	(20,311)
Net liability for future policy benefits after reinsurance recoverable	$1,189	$299	$12,752	$24,990	$—	$39,230
Weighted average liability duration of the liability for future policy benefits (years)(d)	7.2	5.8	10.7	10.7	10.2

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Six Months Ended June 30, 2025
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,287	$—	$871	$9,158
Effect of changes in discount rate assumptions (AOCI)	—	—	797	—	61	858
Reclassified due to reinsurance recapture	—	—	—	—	—	—
Beginning balance at original discount rate	—	—	9,084	—	932	10,016
Effect of actual variances from expected experience	—	—	(22)	—	4	(18)
Adjusted beginning of year balance	—	—	9,062	—	936	9,998
Issuances	—	—	328	—	—	328
Interest accrual	—	—	176	—	20	196
Net premium collected	—	—	(525)	—	(53)	(578)
Other	—	—	—	—	—	—
Ending balance at original discount rate	—	—	9,041	—	903	9,944
Effect of changes in discount rate assumptions (AOCI)	—	—	(633)	—	(45)	(678)
Balance, end of period	$—	$—	$8,408	$—	$858	$9,266

Corebridge | Second Quarter 2026 Form 10-Q      59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Six Months Ended June 30, 2025
Present value of expected future policy benefits
Balance, beginning of year	$1,130	$202	$16,947	$19,487	$19,243	$57,009
Effect of changes in discount rate assumptions (AOCI)	145	3	1,720	3,206	1,556	6,630
Reclassified due to reinsurance recapture	—	102	—	259	(361)	—
Beginning balance at original discount rate	1,275	307	18,667	22,952	20,438	63,639
Effect of actual variances from expected experience(a)	(7)	2	(29)	10	(7)	(31)
Adjusted beginning of year balance	1,268	309	18,638	22,962	20,431	63,608
Issuances	48	4	323	520	20	915
Interest accrual	25	8	401	481	483	1,398
Benefit payments	(58)	(23)	(742)	(709)	(745)	(2,277)
Foreign exchange impact	—	—	—	893	—	893
Other	(1)	(2)	—	—	(3)	(6)
Ending balance at original discount rate	1,282	296	18,620	24,147	20,186	64,531
Effect of changes in discount rate assumptions (AOCI)	(122)	3	(1,425)	(3,473)	(1,250)	(6,267)
Balance, end of period	$1,160	$299	$17,195	$20,674	$18,936	$58,264
Net liability for future policy benefits, end of year	1,160	299	8,787	20,674	18,078	48,998
Liability for future policy benefits for certain participating contracts	—	—	12	—	1,239	1,251
Liability for universal life policies(b)	—	—	4,108	—	53	4,161
Deferred profit liability	34	22	24	1,653	801	2,534
Other reconciling items(c)	15	—	419	—	107	541
Future policy benefits for life and accident and health insurance contracts	1,209	321	13,350	22,327	20,278	57,485
Less: Reinsurance recoverable:	(5)	—	(656)	(40)	(20,034)	(20,735)
Net liability for future policy benefits after reinsurance recoverable	$1,204	$321	$12,694	$22,287	$244	$36,750
Weighted average liability duration of the liability for future policy benefits (years)(d)	7.4	6.0	10.5	10.7	10.5
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
For the six months ended June 30, 2026 and 2025 in the traditional and term life insurance block, capping of net premium ratios at
100% caused a (credit)/charge to net income of $0 million and $1 million, respectively. The discount rate was updated based on market observable information.

Corebridge | Second Quarter 2026 Form 10-Q      60

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Future Policy Benefits
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Six Months Ended June 30,
(in millions)		2026	2025
Individual Retirement	Undiscounted expected future benefits and expense	$1,849	$1,856
	Undiscounted expected future gross premiums	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$396	$428
	Undiscounted expected future gross premiums	$—	$—
Life Insurance	Undiscounted expected future benefits and expense	$30,847	$30,285
	Undiscounted expected future gross premiums	$21,116	$20,762
	Discounted expected future gross premiums (at current discount rate)	$14,173	$13,911
Institutional Markets	Undiscounted expected future benefits and expense	$53,802	$43,970
	Undiscounted expected future gross premiums	$—	$—
Corporate and other	Undiscounted expected future benefits and expense	$39,129	$40,512
	Undiscounted expected future gross premiums	$1,730	$1,896
	Discounted expected future gross premiums (at current discount rate)	$1,175	$1,287
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of
Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums		Interest Accretion
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Individual Retirement	$40	$47	$25	$25
Group Retirement	6	4	7	8
Life Insurance	935	926	221	225
Institutional Markets	173	542	595	481
Corporate and Other	108	118	453	463
Total	$1,262	$1,637	$1,301	$1,202
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

June 30, 2026
Weighted-average interest rate, original discount rate	4.01%	5.17%	4.77%	4.59%	4.90%
Weighted-average interest rate, current discount rate	5.43%	5.28%	5.64%	5.90%	5.62%
June 30, 2025
Weighted-average interest rate, original discount rate	3.88%	5.29%	4.70%	4.31%	4.77%
Weighted-average interest rate, current discount rate	5.31%	5.15%	5.51%	5.66%	5.49%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

Corebridge | Second Quarter 2026 Form 10-Q      61

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
benefits for life and accident and health insurance contracts in the Condensed Consolidated Balance Sheets.
The following table presents the balances and changes in the liability for universal life policies:

	Six Months Ended June 30,
	2026			2025
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$4,241	$54	$4,295	$4,034	$54	$4,088
Effect of changes in experience	183	(2)	181	217	(2)	215
Adjusted beginning balance	$4,424	$52	$4,476	$4,251	$52	$4,303
Assessments	318	—	318	327	—	327
Excess benefits paid	(509)	—	(509)	(581)	—	(581)
Interest accrual	84	1	85	79	1	80
Other	(4)	—	(4)	(1)	—	(1)
Changes related to unrealized appreciation (depreciation) of investments	(26)	—	(26)	33	—	33
Balance, end of period	$4,287	$53	$4,340	$4,108	$53	$4,161
Less: Reinsurance recoverable	(170)	(53)	(223)	(151)	(53)	(204)
Balance, end of period, net of Reinsurance recoverable	$4,117	$—	$4,117	$3,957	$—	$3,957
Weighted average duration of liability *	25.9	8.5		25.1	8.8
*The weighted average duration of liabilities is calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of
Income (Loss) for the liability for universal life policies:

	Gross Assessments		Interest Accretion
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Life Insurance	$511	$562	$84	$79
Corporate and Other	19	18	1	1
Total	$530	$580	$85	$80
The following table presents the calculation of weighted average interest rate for the liability for universal life policies:

June 30,	2026		2025
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	3.96%	4.20%	4.03%	4.20%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
The following table presents details concerning our universal life policies:

	Six Months Ended June 30,
(in millions, except for attained age of contract holders)	2026	2025
Account value	$4,414	$4,089
Net amount at risk	$79,318	$77,186
Average attained age of contract holders	54	54

Corebridge | Second Quarter 2026 Form 10-Q      62

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
For additional information on index credits accounted for as embedded derivatives, see Note 4.
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)
Six Months Ended June 30, 2026
Policyholder contract deposits account balance, beginning of year	$111,802	$38,407	$10,440	$22,746	$7,729	$191,124
Deposits	8,181	2,172	798	3,534	1,019	15,704
Policy charges	(131)	(255)	(741)	(44)	(323)	(1,494)
Surrenders and withdrawals	(6,257)	(4,367)	(144)	(106)	(3,232)	(14,106)
Benefit payments	(1,318)	(995)	(116)	(1,611)	(753)	(4,793)
Net transfers from (to) separate account	—	2,413	12	(372)	2,857	4,910
Interest credited	2,947	699	271	546	105	4,568
Other, including foreign exchange	(28)	—	18	(47)	9	(48)
Policyholder contract deposits account balance, end of period	115,196	38,074	10,538	24,646	7,411	195,865
Other reconciling items(b)	(2,559)	(315)	206	28	—	(2,640)
Policyholder contract deposits	$112,637	$37,759	$10,744	$24,674	$7,411	$193,225
Weighted average crediting rate	3.76%	3.26%	4.47%	4.72%	2.80%
Cash surrender value(c)	$107,779	$37,174	$9,427	$2,639	$5,941	$162,960
Six Months Ended June 30, 2025
Policyholder contract deposits account balance, beginning of year	$100,230	$39,246	$10,338	$18,026	$8,375	$176,215
Reclassification due to reinsurance recapture	—	—	—	14	(14)	—
Deposits	10,797	2,383	810	2,560	814	17,364
Policy charges	(105)	(245)	(752)	(34)	(328)	(1,464)
Surrenders and withdrawals	(4,832)	(4,247)	(155)	(87)	(2,851)	(12,172)
Benefit payments	(1,397)	(984)	(132)	(591)	(704)	(3,808)
Net transfers from (to) separate account	—	2,090	17	58	2,610	4,775
Interest credited	2,046	616	233	446	110	3,451
Other, including foreign exchange	(14)	—	6	11	10	13
Policyholder contract deposits account balance, end of period	106,725	38,859	10,365	20,403	8,022	184,374
Other reconciling items(b)	(2,107)	(298)	80	139	(1)	(2,187)
Policyholder contract deposits	$104,618	$38,561	$10,445	$20,542	$8,021	$182,187
Weighted average crediting rate	3.49%	3.19%	4.49%	4.75%	2.43%
Cash surrender value(c)	$99,888	$38,013	$9,182	$2,603	$6,379	$156,065
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), and thus, did not impact the ending balance of policyholder contract deposits.
(b)Reconciling items principally relate to MRBs that are bifurcated and reported separately, and changes in the fair value of embedded derivatives of $1,160 million and
$893 million that are recorded in policyholder contract deposits as of June 30, 2026 and 2025, respectively.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs do not have a cash surrender value).

Corebridge | Second Quarter 2026 Form 10-Q      63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 14.
The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

June 30, 2026		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,522	$1,217	$38,085	$41,824
	> 1% - 2%	1,789	45	681	2,515
	> 2% - 3%	5,533	137	4,391	10,061
	> 3% - 4%	4,752	31	4	4,787
	> 4% - 5%	371	—	4	375
	> 5%	30	—	—	30
	Total	$14,997	$1,430	$43,165	$59,592
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$1,969	$1,467	$9,576	$13,012
	> 1% - 2%	2,860	414	831	4,105
	> 2% - 3%	9,329	260	165	9,754
	> 3% - 4%	494	—	—	494
	> 4% - 5%	5,825	—	—	5,825
	> 5%	118	—	—	118
	Total	$20,595	$2,141	$10,572	$33,308
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	114	358	472
	> 2% - 3%	10	137	1,696	1,843
	> 3% - 4%	1,061	438	37	1,536
	> 4% - 5%	2,539	—	—	2,539
	> 5%	197	—	—	197
	Total	$3,807	$689	$2,091	$6,587
Corporate and Other	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,463	$—	$2	$2,465
	> 1% - 2%	640	1	36	677
	> 2% - 3%	1,381	3	59	1,443
	> 3% - 4%	384	50	503	937
	> 4% - 5%	183	—	3	186
	> 5%	9	—	—	9
	Total	$5,060	$54	$603	$5,717
Total*		$44,459	$4,314	$56,431	$105,204
Percentage of total		42%	4%	54%	100%

Corebridge | Second Quarter 2026 Form 10-Q      64

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds

June 30, 2025		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,826	$1,084	$36,390	$40,300
	> 1% - 2%	2,121	48	976	3,145
	> 2% - 3%	5,991	138	3,430	9,559
	> 3% - 4%	5,311	33	4	5,348
	> 4% - 5%	394	—	4	398
	> 5%	31	—	2	33
	Total	$16,674	$1,303	$40,806	$58,783
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$1,979	$1,452	$9,200	$12,631
	> 1% - 2%	3,156	516	820	4,492
	> 2% - 3%	10,198	345	126	10,669
	> 3% - 4%	543	—	—	543
	> 4% - 5%	6,182	—	—	6,182
	> 5%	128	—	—	128
	Total	$22,186	$2,313	$10,146	$34,645
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	111	362	473
	> 2% - 3%	12	172	1,710	1,894
	> 3% - 4%	1,155	414	24	1,593
	> 4% - 5%	2,665	—	—	2,665
	> 5%	205	—	—	205
	Total	$4,037	$697	$2,096	$6,830
Corporate and Other	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,848	$—	$1	$2,849
	> 1% - 2%	740	1	39	780
	> 2% - 3%	1,300	1	66	1,367
	> 3% - 4%	468	1	533	1,002
	> 4% - 5%	190	—	3	193
	> 5%	9	—	—	9
	Total	$5,555	$3	$642	$6,200
Total*		$48,452	$4,316	$53,690	$106,458
Percentage of total		46%	4%	50%	100%
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
URR is recorded in Policy fees.
URR for investment-oriented contracts are generally deferred and amortized into income using the same assumptions and factors used to amortize DAC (i.e., on a constant level basis).

Corebridge | Second Quarter 2026 Form 10-Q      65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents a rollforward of the unearned revenue reserve for the six months ended June 30, 2026 and
2025:

	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Six Months Ended June 30, 2026
Balance, beginning of year	$1,876	$17	$76	$1,969
Revenue deferred	85	18	—	103
Amortization	(56)	—	(3)	(59)
Balance, end of period	$1,905	$35	$73	$2,013
Other reconciling items*				990
Other policyholder funds				$3,003

Six Months Ended June 30, 2025
Balance, beginning of year	$1,821	$1	$84	$1,906
Revenue deferred	82	1	—	83
Amortization	(56)	—	(4)	(60)
Balance, end of period	$1,847	$2	$80	$1,929
Other reconciling items*				974
Other policyholder funds				$2,903
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

Corebridge | Second Quarter 2026 Form 10-Q      66

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following table presents the balances of and changes in MRBs:

	Individual Retirement	Group Retirement	Corporate and Other	Total
(in millions, except for attained age of contract holders)
Six Months Ended June 30, 2026
Balance, beginning of year	$5,118	$346	$349	$5,813
Effect of changes in our own credit risk	(556)	(105)	(729)	(1,390)
Balance, beginning of year, before effect of changes in our own credit risk	$4,562	$241	$(380)	$4,423
Issuances	458	22	7	487
Interest accrual	124	10	(7)	127
Attributed fees	—	28	351	379
Expected claims	—	(1)	(34)	(35)
Effect of changes in interest rates	(18)	(1)	(31)	(50)
Effect of changes in interest rate volatility	(1)	—	1	—
Effect of changes in equity markets	(40)	(31)	(464)	(535)
Effect of changes in equity index volatility	—	5	(6)	(1)
Actual outcome different from model expected outcome	(37)	(1)	92	54
Effect of changes in future expected policyholder behavior	—	—	—	—
Effect of changes in other future expected assumptions	16	1	(10)	7
Other, including foreign exchange	—	(1)	—	(1)
Balance, end of period before effect of changes in our own credit risk	5,064	272	(481)	4,855
Effect of changes in our own credit risk	418	84	564	1,066
Balance, end of period	5,482	356	83	5,921
Less: Reinsured MRB, end of period	—	—	(690)	(690)
Net Liability Balance after reinsurance recoverable	$5,482	$356	$(607)	$5,231
Net amount at risk
GMDB only	$—	$85	$480	$565
GMWB only	$802	$80	$—	$882
Combined*	$56	$12	$306	$374
Weighted average attained age of contract holders	68	64	72

Six Months Ended June 30, 2025
Balance, beginning of year	$3,757	$278	$309	$4,344
Effect of changes in our own credit risk	(224)	(69)	(587)	(880)
Balance, beginning of year, before effect of changes in our own credit risk	$3,533	$209	$(278)	$3,464
Issuances	364	18	5	387
Interest accrual	95	8	(3)	100
Attributed fees	—	29	351	380
Expected claims	—	(1)	(33)	(34)
Effect of changes in interest rates	22	8	112	142
Effect of changes in interest rate volatility	3	(1)	(20)	(18)
Effect of changes in equity markets	(14)	(9)	(372)	(395)
Effect of changes in equity index volatility	(1)	2	(1)	—
Actual outcome different from model expected outcome	7	(27)	51	31
Effect of changes in future expected policyholder behavior	—	1	—	1
Effect of changes in other future expected assumptions	2	—	—	2
Other, including foreign exchange	—	3	—	3
Balance, end of period before effect of changes in our own credit risk	4,011	240	(188)	4,063
Effect of changes in our own credit risk	263	70	591	924
Balance, end of period	4,274	310	403	4,987
Less: Reinsured MRB, end of period	—	—	(51)	(51)
Net liability balance after reinsurance recoverable	$4,274	$310	$352	$4,936
Net amount at risk
GMDB only	$—	$104	$521	$625
GMWB only	$382	$30	$—	$412
Combined*	$54	$12	$357	$423
Weighted average attained age of contract holders	68	64	72
*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

Corebridge | Second Quarter 2026 Form 10-Q      67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	June 30, 2026			June 30, 2025
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$—	$5,482	$5,482	$—	$4,274	$4,274
Group Retirement	254	610	356	217	527	310
Corporate and Other	2,238	1,631	(607)	1,112	1,464	352
Total	$2,492	$7,723	$5,231	$1,329	$6,265	$4,936
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

Corebridge | Second Quarter 2026 Form 10-Q      68

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Contingencies, Commitments and Guarantees
California Lapse Statute Litigation
The Company continues to defend itself against actions involving Sections 10113.71 and 10113.72 of the California Insurance Code.
In general, those statutes require that for life insurance policies issued and delivered in California: (1) the policy must contain a 60-day grace period following non-payment of premium during which the policy remains in force; (2) the insurer must provide a 30-day pre-
lapse notice; and (3) the insurer must notify policy owners of the right to designate a secondary recipient for lapse notices. People of the State of California v. American General Life Insurance Co., et al. (Cal. Superior Court, San Diego County) was filed on October 17,
2024, against AGL, Lincoln Benefit Life Co., Everlake Life Insurance Co., and Transamerica Life Insurance Co., seeking civil penalties and equitable relief under California Business & Professions Code §§ 17200 et seq. in connection with all California policies issued before 2013 that lapsed for nonpayment of premiums since January 1, 2013. On January 27, 2025, AGL filed a demurrer to the complaint. That demurrer was heard on July 10, 2025. The trial court sustained AGL’s demurrer as to misjoinder on August 25, 2025, but granted leave to amend. The plaintiff filed an Amended Complaint on September 11, 2025, and AGL filed an answer to that pleading on October 14, 2025. Discovery has since commenced.  A trial date is currently set for March 5, 2027. AGL has accrued its current estimate of probable loss with respect to this litigation matter.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $5.0 billion at June 30, 2026.
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
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which American Home Assurance Company
(“AHAC”) or National Union Fire Insurance Company of Pittsburgh, PA (“NUFIC”) has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the
“Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the six months ended June 30, 2026 or 2025.
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
•For additional discussion on commitments and guarantees associated with VIEs, see Note 8.
•For additional disclosures about derivatives, see Note 9.
•For additional disclosures about related parties, see Note 19.

Corebridge | Second Quarter 2026 Form 10-Q      69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Equity

16. Equity
PREFERRED STOCK
Issuance of Corebridge Preferred Stock
On November 18, 2025, Corebridge Parent issued 500,000 shares of its 6.875% Fixed Rate Reset Non-Cumulative Preferred Stock,
Series A (the “Series A Preferred Stock”), $1.00 par value per share, with a liquidation preference of $1,000 per share, for aggregate net cash proceeds of $493 million ($500 million gross). The preferred stock rank senior to Corebridge common stock with respect to the payment of dividends and liquidation. Corebridge will pay dividends on the Series A Preferred Stock on a noncumulative basis only when, as and if declared by the Company’s Board of Directors (or a duly authorized committee of the Board) and will be payable semi-annually in arrears, commencing on June 1, 2026. Dividends will accrue on a noncumulative basis at a fixed rate per annum of
6.875% and from, and including, December 1, 2030, during each reset period at a rate per annum equal to the five-year treasury rate plus 3.181%. In connection with the issuance of the Series A Preferred Stock we incurred $7 million of issuance costs, which has been recorded as a reduction of additional paid-in capital. The Series A Preferred Stock is redeemable at Corebridge’s option, in whole or in part, on any dividend payment date on or after December 1, 2030, at a redemption price of $1,000 per share plus declared and unpaid dividends.
COMMON STOCK
The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2026	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	650,189,849	(153,816,103)	496,373,746
Shares issued under long-term incentive compensation plans	—	1,381,018	1,381,018
Shares repurchased	—	(51,986,156)	(51,986,156)
Shares, end of period	650,189,849	(204,421,241)	445,768,608
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
The following table presents by announcement date, common stock repurchases authorized by Corebridge’s Board of
Directors:

June 30, 2026
Announcement date	Authorized amount	Authorization Remaining*
(in millions)

June 23, 2025	$2,000	$1,042
February 11, 2025	$2,000	$—
April 30, 2024	$2,000	$—
May 4, 2023	$1,000	$—
* The authorization remaining at June 30, 2026 does not reflect the applicable excise tax payable due to the Inflation Reduction Act of 2022.

Corebridge | Second Quarter 2026 Form 10-Q      70

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Equity
RETAINED EARNINGS
Dividends
Common Stock Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

May 4, 2026	June 16, 2026	June 30, 2026	$0.25
February 9, 2026	March 17, 2026	March 31, 2026	$0.25
Preferred Stock Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

May 5, 2026	May 15, 2026	June 1, 2026	$36.86
Common Stock Dividends Declared
On August 4, 2026, the Company declared a cash dividend on Corebridge Parent common stock of $0.25 per share, payable on
September 30, 2026 to shareholders of record at close of business on September 16, 2026.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Three Months Ended June 30, 2026
Balance, March 31, 2026, net of tax	$(63)	$(13,684)	$(645)	$3,905	$26	$31	$2	$(10,428)
Change in unrealized appreciation (depreciation) of investments	33	1,012	—	—	—	—	—	1,045
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(266)	—	—	—	—	(266)
Change in discount rates assumptions of certain liabilities	—	—	—	(256)	—	—	—	(256)
Change in future policy benefits and other	—	(21)	—	—	—	—	—	(21)
Change in cash flow hedges	—	—	—	—	(108)	—	—	(108)
Change in foreign currency translation adjustments	—	—	—	—	—	(4)	—	(4)
Change in deferred tax asset (liability)	(7)	(258)	58	55	23	—	—	(129)
Total other comprehensive income (loss)	26	733	(208)	(201)	(85)	(4)	—	261
Less: Noncontrolling interests	—	—	—	—	—	—	—	—
Balance, June 30, 2026, net of tax	$(37)	$(12,951)	$(853)	$3,704	$(59)	$27	$2	$(10,167)
Three Months Ended June 30, 2025
Balance, March 31, 2025, net of tax	$(30)	$(14,745)	$(737)	$3,382	$91	$(12)	$2	$(12,049)
Change in unrealized appreciation (depreciation) of investments	17	1,568	—	—	—	—	—	1,585
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	16	—	—	—	—	16
Change in discount rates assumptions of certain liabilities	—	—	—	60	—	—	—	60
Change in future policy benefits and other	—	(1)	—	—	—	—	—	(1)
Change in cash flow hedges	—	—	—	—	57	—	—	57
Change in foreign currency translation adjustments	—	—	—	—	—	41	—	41
Change in deferred tax (liability)	(4)	(305)	(3)	(13)	(12)	(4)	—	(341)
Total other comprehensive income	13	1,262	13	47	45	37	—	1,417
Less: Noncontrolling interests	—	—	—	—	—	1	—	1
Balance, June 30, 2025, net of tax	$(17)	$(13,483)	$(724)	$3,429	$136	$24	$2	$(10,633)

Corebridge | Second Quarter 2026 Form 10-Q      71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Equity

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Six Months Ended June 30, 2026
Balance at December 31, 2025, net of tax	$(29)	$(11,656)	$(1,116)	$3,250	$66	$31	$2	$(9,452)
Change in unrealized appreciation (depreciation) of investments	(10)	(1,507)	—	—	—	—	—	(1,517)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	335	—	—	—	—	335
Change in discount rates assumptions of certain liabilities	—	—	—	581	—	—	—	581
Change in future policy benefits and other	—	29	—	—	—	—	—	29
Change in cash flow hedges	—	—	—	—	(160)	—	—	(160)
Change in foreign currency translation adjustments	—	—	—	—	—	(4)	—	(4)
Change in deferred tax asset (liability)	2	183	(72)	(127)	35	—	—	21
Total other comprehensive income (loss)	(8)	(1,295)	263	454	(125)	(4)	—	(715)
Less: Noncontrolling interests	—	—	—	—	—	—	—	—
Balance, June 30, 2026, net of tax	$(37)	$(12,951)	$(853)	$3,704	$(59)	$27	$2	$(10,167)
Six Months Ended June 30, 2025
Balance, December 31, 2024, net of tax	$(43)	$(16,229)	$(690)	$3,342	$(46)	$(17)	$2	$(13,681)
Change in unrealized appreciation (depreciation) of investments	33	3,571	—	—	—	—	—	3,604
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(44)	—	—	—	—	(44)
Change in discount rates assumptions of certain liabilities	—	—	—	110	—	—	—	110
Change in future policy benefits and other	—	(33)	—	—	—	—	—	(33)
Change in cash flow hedges	—	—	—	—	232	—	—	232
Change in foreign currency translation adjustments	—	—	—	—	—	46	—	46
Change in deferred tax asset (liability)	(7)	(792)	10	(23)	(50)	(4)	—	(866)
Total other comprehensive income (loss)	26	2,746	(34)	87	182	42	—	3,049
Less: Noncontrolling interests	—	—	—	—	—	1	—	1
Balance, June 30, 2025, net of tax	$(17)	$(13,483)	$(724)	$3,429	$136	$24	$2	$(10,633)

Corebridge | Second Quarter 2026 Form 10-Q      72

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Equity
The following table presents the OCI reclassification adjustments for the three and six months ended June 30, 2026 and
2025, respectively:

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Total
Three Months Ended June 30, 2026
Unrealized change arising during period	$34	$931	$(266)	$(256)	$(108)	$(4)	$331
Less: Reclassification adjustments included in net income	1	(60)	—	—	—	—	(59)
Total other comprehensive income (loss), before income tax expense (benefit)	33	991	(266)	(256)	(108)	(4)	390
Less: Income tax expense (benefit)	7	258	(58)	(55)	(23)	—	129
Total other comprehensive income (loss), net of income tax expense (benefit)	$26	$733	$(208)	$(201)	$(85)	$(4)	$261
Three Months Ended June 30, 2025
Unrealized change arising during period	$17	$799	$16	$60	$57	$41	$990
Less: Reclassification adjustments included in net income	—	(768)	—	—	—	—	(768)
Total other comprehensive income (loss), before income tax expense (benefit)	17	1,567	16	60	57	41	1,758
Less: Income tax expense (benefit)	4	305	3	13	12	4	341
Total other comprehensive income (loss), net of income tax expense (benefit)	$13	$1,262	$13	$47	$45	$37	$1,417
Six Months Ended June 30, 2026
Unrealized change arising during period	$(5)	$(1,801)	$335	$581	$(160)	$(4)	$(1,054)
Less: Reclassification adjustments included in net income	5	(323)	—	—	—	—	(318)
Total other comprehensive income (loss), before income tax expense (benefit)	(10)	(1,478)	335	581	(160)	(4)	(736)
Less: Income tax expense (benefit)	(2)	(183)	72	127	(35)	—	(21)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(8)	$(1,295)	$263	$454	$(125)	$(4)	$(715)
Six Months Ended June 30, 2025
Unrealized change arising during period	$32	$2,615	$(44)	$143	$232	$46	$3,024
Less: Reclassification adjustments included in net income	(1)	(923)	—	33	—	—	(891)
Total other comprehensive income (loss), before income tax expense (benefit)	33	3,538	(44)	110	232	46	3,915
Less: Income tax expense (benefit)	7	792	(10)	23	50	4	866
Total other comprehensive income (loss), net of income tax expense (benefit)	$26	$2,746	$(34)	$87	$182	$42	$3,049

Corebridge | Second Quarter 2026 Form 10-Q      73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Equity
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$1	$—	$5	$(1)	Net realized gains (losses)
Total	$1	$—	$5	$(1)
Unrealized appreciation (depreciation) of all other investments
Investments	$(60)	$(768)	$(323)	$(923)	Net realized gains (losses)
Total	$(60)	$(768)	$(323)	$(923)
Effect of changes in the discount rates used to measure traditional and limited-payment long duration insurance contracts
Reinsurance recapture	$—	$—	$—	$33	Policyholder benefits
Total	$—	$—	$—	$33
Total reclassifications for the period	$(59)	$(768)	$(318)	$(891)
*The following items are not reclassified out of AOCI and included in the Condensed Consolidated Statements of Income (Loss) and thus have been excluded from the table:(a) Change in fair value of MRBs attributable to changes in our own credit risk; and (b) Change in the discount rates used to measure traditional and limited-
payment long-duration insurance contracts.
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
The changes in non-redeemable noncontrolling interest due to distributions to noncontrolling interests primarily relate to dividends or other distributions related to consolidated investment entities.
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$736	$856	$759	$864
Net (loss) attributable to redeemable noncontrolling interest	—	(8)	(8)	(1)
Other comprehensive income, net of tax	—	1	—	1
Contributions from noncontrolling interests	—	30	8	38
Distributions to noncontrolling interests	(11)	(12)	(32)	(32)
Other	(3)	—	(5)	(3)
Ending balance	$722	$867	$722	$867
See Note 8 for additional information related to Variable Interest Entities.

Corebridge | Second Quarter 2026 Form 10-Q      74

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
The following table presents the computation of basic and diluted EPS for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2026	2025	2026	2025
Numerator for EPS:
Net income (loss)	$2	$(668)	$(59)	$(1,325)
Less: Net loss attributable to noncontrolling interests	—	(8)	(8)	(1)
Net income (loss) attributable to Corebridge	2	(660)	(51)	(1,324)
Less: Preferred stock dividends	18	—	18	—
Net loss available to Corebridge common shareholders	$(16)	$(660)	$(69)	$(1,324)

Denominator for EPS:
Weighted average common shares outstanding - basic	454.2	550.3	463.8	554.1
Dilutive common shares	—	—	—	—
Weighted average common shares outstanding - diluted	454.2	550.3	463.8	554.1

Income (loss) per common share available to Corebridge common shareholders
Common stock - basic	$(0.04)	$(1.20)	$(0.15)	$(2.39)
Common stock - diluted	$(0.04)	$(1.20)	$(0.15)	$(2.39)
*Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 2.7 million and 0.8 million  for the three months ended June 30, 2026 and 2025, respectively, and 3.1 million and 0.6 million for the six months ended June 30, 2026 and 2025, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

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
RECLASSIFICATION OF CERTAIN TAX EFFECTS FROM AOCI
We use an item-by-item approach to release the stranded or disproportionate income tax effects in AOCI related to our available-for-
sale securities. Under this approach, a portion of the disproportionate tax effects is assigned to each individual security when recognized in AOCI. When the individual securities are sold, mature or are otherwise impaired on an other-than-temporary basis, the assigned portion of the disproportionate tax effect is reclassified from AOCI to income (loss) from operations.
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

Corebridge | Second Quarter 2026 Form 10-Q      75

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Income Taxes
INTERIM TAX EXPENSE (BENEFIT)
For the three and six months ended June 30, 2026, the effective tax rate on income from operations was 96.2% and 139.6%, respectively. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax charges associated with increase in U.S. federal valuation allowance and state and local income taxes, partially offset by tax benefits associated with dividends received deduction, tax adjustments related to prior year returns including interest, reclassifications from
AOCI to income from operations related to the disposal of available-for-sale securities, and non-controlling interest.
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
Based on management’s analysis, as of June 30, 2026, we have a U.S. federal valuation allowance of $1.7 billion, of which
$179 million is related to NOLs and other ordinary DTAs and $1.5 billion ($1.1 billion reflected in AOCI) is related to realized and unrealized capital losses. For the three months ended June 30, 2026, we recorded an increase  in valuation allowance of $8 million related to NOLs and other ordinary DTAs and net increase of $92 million related to investment losses, of which $51 million was recorded through the Condensed Consolidated Statements of Income (Loss) and $41 million was recorded in OCI. For the six months ended June 30, 2026, we recorded an increase  in valuation allowance of $19 million related to NOLs and other ordinary DTAs and net increase of $319 million related to investment losses, of which $191 million was recorded through the Condensed Consolidated
Statements of Income (Loss) and $128 million was recorded in OCI.
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
We are periodically advised of certain IRS and other adjustments identified in AIG's consolidated tax return which are attributable to our operations. Under our tax sharing arrangement, we provide a charge or credit for the effect of the adjustments and the related interest in the period we are advised of such adjustments and interest.

Corebridge | Second Quarter 2026 Form 10-Q      76

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
Related Party Transactions with AIG
On February 12, 2026, we purchased an aggregate of approximately $750 million of shares from AIG in a privately negotiated transaction. Following the decrease in AIG’s ownership interest in the Company from approximately 10% to approximately 6% on
February 12, 2026, AIG is no longer considered a related party of the Company. Transactions with AIG continue to be reported as related party transactions for periods prior to the February 12, 2026. From January 1, 2026 through February 11, 2026 there were no material transactions with AIG. On May 5, 2026, AIG sold its remaining interest in Corebridge.
Related Party Transactions with Blackstone Inc. (“Blackstone”)
On December 30, 2025, funds managed by affiliates of Blackstone acquired AIG’s interests in certain real estate funds and other investments which are managed by the Company. We also receive management and advisory fee income for Investment Services related to these ventures.
We also have a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred was $91 million and $176 million for the three and six months ended June 30, 2026, respectively, and
$80 million and $156 million for the three and six months ended June 30, 2025, respectively.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by related parties, and in other instances, related parties may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by related parties was $0 million and $24 million as of June 30, 2026 and December 31, 2025, respectively.
The noncontrolling interest included in the Condensed Consolidated Balance Sheets related to the VIEs held by related parties was
$257 million and $334 million as of June 30, 2026 and December 31, 2025, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by related parties were $(20) million and $(14) million three and six months ended June 30, 2026, respectively, and $(12) million and $(8) million for the three and six months ended June 30, 2025, respectively.
In addition to transactions with VIEs, Corebridge has entered into other structured financing arrangements supporting real estate properties and other types of assets with other related parties. These financing arrangements are reported in Other invested assets in the Condensed Consolidated Balance Sheets. Certain of these and the VIE structures above also include commitments for funding from related parties of $0.5 billion and $0.6 billion at June 30, 2026 and December 31, 2025, respectively.
For additional information related to VIEs and other investments, see Notes 5 and 8.

Corebridge | Second Quarter 2026 Form 10-Q      77

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
This MD&A addresses the consolidated financial condition of Corebridge as of June 30, 2026, compared with December 31, 2025, and its consolidated results of operations for the three and six months ended June 30, 2026 and 2025. In addition to historical data, this discussion contains forward-looking statements about our business operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the (unaudited)Condensed Consolidated Financial Statements and the statements under
“Cautionary Statements Regarding Forward-Looking Information,” included elsewhere in this Quarterly Report and the “Management’s
Discussion and Analysis of Results of Operations and Financial Condition,” and the “Risk Factors” section in the 2025 Form 10-K.

Corebridge | Second Quarter 2026 Form 10-Q      78

Corebridge | Second Quarter 2026 Form 10-Q      79

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
Under the terms of the merger agreement, which has been unanimously approved by the boards of directors of both companies, we and Equitable will form a new parent company and each outstanding share of our common stock will be exchanged for the right to receive 1.0000 share of the new parent company’s common stock, and each outstanding share of Equitable common stock will be exchanged for the right to receive 1.55516 shares of the new parent company’s common stock.
Following the closing of the transaction, Corebridge shareholders will own approximately 51% of the combined company and
Equitable shareholders will own approximately 49% of the combined company.
On July 30, 2026, shareholders of both Corebridge and Equitable voted to approve all shareholder proposals necessary to complete the merger transaction at their respective special shareholder meetings. The transaction is expected to close by year-end 2026, subject to customary closing conditions, including the receipt of required regulatory approvals.
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

Corebridge | Second Quarter 2026 Form 10-Q      80

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
•General operating expenses include expenses associated with conducting our business, including salaries, other employee-
related compensation and other operating expenses such as professional services or travel;
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
charge to pre-tax earnings. As of June 30, 2026, $23.6 billion of reserves had been ceded to Fortitude Re.
For additional information on our reinsurance agreements with Fortitude Re, see Note 7 to the Condensed Consolidated Financial
Statements.

Corebridge | Second Quarter 2026 Form 10-Q      81

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
the participation rates and caps on index-linked interest credited features.
The following table summarizes the fair values of the embedded derivatives for fixed index annuity, registered index-linked annuity and index universal life products:

(in millions)	June 30, 2026	December 31, 2025
Fixed index annuities	$10,676	$9,996
Registered index-linked annuities	$1,271	$765
Index universal life	$1,477	$1,261
Our Strategic Partnership with Blackstone
In 2021, we entered into a long-term asset management relationship with Blackstone. As of June 30, 2026, Blackstone managed approximately $70.3 billion in book value of assets in our investment portfolio.
For additional information on our Strategic Partnership with Blackstone, see “Investments” below.
Our Investment Management Agreements with BlackRock
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. As of
June 30, 2026, BlackRock managed approximately $91.8 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets.
For additional information on our Investment Management Agreements with BlackRock, see “Investments” below.
See “Business—Investment Management—Our Investment Management Agreements with BlackRock” in the 2025 Form10-K.
Fair Value Option Bond Securities
We elect the fair value option on certain bond securities. When the fair value option is elected, the realized and unrealized gains and losses on these securities are reported in net investment income.
The following table shows the net investment income reported on fair value option bond securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net investment income - excluding Fortitude Re funds withheld assets	$11	$21	$2	$40
Net investment income - Fortitude Re funds withheld assets	66	80	86	200
Total	$77	$101	$88	$240

Corebridge | Second Quarter 2026 Form 10-Q      82

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
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the second quarter of 2026 may impact the private equity investments in the alternative investments portfolio in the third quarter of 2026.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products.
As of June 30, 2026, new investments continue to have higher yields than the yield on maturities and redemptions that we are experiencing in our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
Fluctuations in interest rates may result in changes to certain statutory reserve or capital requirements that are based on formulas or models that consider interest rates or prescribed interest rates, such as asset adequacy testing. Rising interest rates can have a mixed impact on statutory financials due to higher surrender activity, particularly for fixed annuities, offset by potentially lower reserves for other products under various statutory reserving frameworks.

Corebridge | Second Quarter 2026 Form 10-Q      83

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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 38% and 40% were crediting at the contractual minimum guaranteed interest rate at June 30, 2026 and December 31, 2025, respectively. In the universal life insurance products in our Life Insurance business, 58% and 59% of the account values were crediting at the contractual minimum guaranteed interest rate at June 30, 2026 and December 31, 2025, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
For additional information on our investment and asset-liability management strategies, see “Investments” below.
Regulatory Environment
The insurance and financial services industries are generally subject to close regulatory scrutiny and supervision. Our operations are subject to regulation by a number of different types of domestic and international regulatory authorities, including securities, derivatives, and investment advisory regulators. Our insurance subsidiaries are subject to regulation and supervision by the states and jurisdictions in which they do business.
We expect that the domestic and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.

Corebridge | Second Quarter 2026 Form 10-Q      84

ITEM 2 | Executive Summary
For example, the Risk-Based Capital (“RBC”) framework and RBC charges and treatment applicable to our U.S. life insurance subsidiaries have been a subject of focus for regulators in recent years. In February 2025, the NAIC announced the creation of a new
Risk-Based Capital Model Governance (EX) Task Force (“Task Force”) as part of its efforts to update and strengthen the governance framework around RBC requirements. The Task Force adopted governing principles in December 2025 and soon after began a comprehensive gap analysis and consistency assessment of the existing RBC framework to identify potential issues. The work of the
Task Force is ongoing and could result in changes to RBC requirements and calculations in the future, which could affect our capital planning, investment strategies, reporting obligations and permitted disclosures. Relatedly, the inaugural meeting of the Invested
Assets (E) Task Force took place in March 2026. It was established for the purpose of better understanding investment products with characteristics that pose unique risks to insurers and developing investment-related solvency policy changes. For example, in July
2026, the Financial Condition (E) Committee of the NAIC approved new Life RBC factors, to be effective December 31, 2026, for
CLOs, collateralized bond obligations (“CBOs”) and collateralized debt obligations (“CDOs”). This framework includes (i) lower RBC factors for senior investment-grade tranches (NAIC Designation Category 1.A through 1.G) and higher RBC factors for lower rated tranches (NAIC Designation Category 2.A or below) and (ii) an 11.77% pretax surcharge that will apply to below-investment-grade tranches (NAIC Designation Category 2.C or below) of only broadly syndicated loan CLOs (not middle market CLOs) with a thickness of 4% or less. The NAIC and its related working groups continue to consider the treatment of other investment products which would result in changes to accounting policies and RBC requirements. We are actively monitoring these developments associated with these
RBC-related NAIC initiatives and their potential impacts on our life insurance subsidiaries.
As another example, during 2025, the Life Actuarial Task Force adopted updates to actuarial guidelines intended to enhance asset adequacy analysis for asset-intensive, life insurance and annuity reinsurance treaties above certain thresholds. The updated guidelines, referred to as Actuarial Guideline LV (“AG 55”), are designed as a testing and disclosure regime, and the first AG 55 reports were filed in April 2026. The NAIC plans to review the disclosures to identify any concerns with insurers’ approaches to asset adequacy testing, with the possibility of making additional changes that could lead to higher reserves for certain reinsurance agreements. We are actively monitoring developments associated with this NAIC initiative, which are applicable to certain transactions that involve our life insurance subsidiaries acting as cedants.
VM-22 principles-based reserving applicable to non-variable annuity contracts is effective on January 1, 2026, and Companies have three years to implement VM-22 requirements with mandatory adoption January 1, 2029. The NAIC’s Life Actuarial Task Force VM-22
(A) Subgroup is considering allowing optional election of VM-22 for non-variable annuity business issued on or after January 1, 2017.
Relatedly, the Generator of Economic Scenarios statutory reserve and capital calculations applicable to new non-variable annuity business is effective January 1, 2026. Corebridge has considered, and will be considering, appropriate implementation of these frameworks, and continues to closely monitor these developments.
Finally, the NAIC Life Insurance and Annuities (A) Committee has created a working group to contemplate updating NAIC guidance for life insurance and annuity illustrations and disclosures. Suggested revisions could include changes to illustration requirements for fixed index annuities pertaining to back-casting performance results. We are monitoring these developments and any model guidance that may flow from the Life Insurance and Annuities Committee’s work on this subject.
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
scope of the Adoption. The permitted accounting practice is effective December 31, 2026.
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see
“Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation in the 2025 Form 10-K.

Corebridge | Second Quarter 2026 Form 10-Q      85

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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Total revenues	$3,914	$2,726	$7,878	$6,298
Fortitude Re related items:
Net investment (income) on Fortitude Re funds withheld assets	(233)	(343)	(493)	(674)
Net realized losses on Fortitude Re funds withheld assets	25	30	46	26
Net realized losses on Fortitude Re funds withheld embedded derivatives	316	251	302	847
Subtotal - Fortitude Re related items	108	(62)	(145)	199
Businesses exited through reinsurance items:
Premiums	(1)	(13)	(1)	(23)
Policy fees	(12)	(123)	(28)	(254)
Net investment income - excluding Fortitude Re funds withheld assets	(8)	(80)	(17)	(161)
Advisory fee and other income	—	(104)	—	(214)
Subtotal - Businesses exited through reinsurance items	(21)	(320)	(46)	(652)
Other reconciling items:
Other (income) - net	(7)	(8)	(14)	(16)
Net realized losses*	302	1,760	708	2,667
Subtotal - Other reconciling items	295	1,752	694	2,651
Total adjustments	382	1,370	503	2,198
Adjusted revenues	$4,296	$4,096	$8,381	$8,496
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
Adjusted pre-tax operating income (“APTOI”) is derived by excluding the items set forth below from income (loss) before income tax expense (benefit). These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and recording adjustments to APTOI that we believe to be common in our industry. We believe the adjustments to pre-
tax income are useful for gaining an understanding of our overall results of operations.
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
Fortitude Re funds withheld embedded derivative are also excluded from APTOI.
The ongoing results associated with the reinsurance agreement with Fortitude Re have been excluded from APTOI as these are not indicative of our ongoing business operations.

Corebridge | Second Quarter 2026 Form 10-Q      86

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
•reclassifications of disproportionate tax effects from AOCI, changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and
•deferred income tax valuation allowance releases and charges.

Corebridge | Second Quarter 2026 Form 10-Q      87

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) available to Corebridge common shareholders to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) available to Corebridge common shareholders:

Three Months Ended June 30,	2026				2025
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests/ Preferred stock dividends	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests/ Preferred stock dividends	After Tax
Pre-tax income (loss)/net income (loss) including noncontrolling interests	$52	$50	$—	$2	$(608)	$60	$—	$(668)
Noncontrolling interests	—	—	—	—	—	—	8	8
Preferred stock dividends	—	—	(18)	(18)	—	—	—	—
Pre-tax income (loss)/net (loss) available to Corebridge common shareholders	52	50	(18)	(16)	(608)	60	8	(660)
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(233)	(51)	—	(182)	(343)	(73)	—	(270)
Net realized losses on Fortitude Re funds withheld assets	25	6	—	19	30	7	—	23
Net realized losses on Fortitude Re funds withheld embedded derivative	316	68	—	248	251	53	—	198
Subtotal Fortitude Re related items	108	23	—	85	(62)	(13)	—	(49)
Other reconciling Items:
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	15	—	(15)	—	(6)	—	6
Deferred income tax valuation allowance (releases) charges	—	(60)	—	60	—	(186)	—	186
Change in the fair value of market risk benefits, net	24	5	—	19	(44)	(9)	—	(35)
Changes in benefit reserves related to net realized gains (losses)	(1)	—	—	(1)	(4)	(1)	—	(3)
Net realized (gains) losses*	301	63	—	238	1,758	369	—	1,389
Restructuring and other costs	62	13	—	49	129	28	—	101
Non-recurring costs related to regulatory or accounting changes	—	—	—	—	1	—	—	1
Businesses exited through reinsurance	118	25	—	93	(336)	(72)	—	(264)
Noncontrolling interests	—	—	—	—	8	—	(8)	—
Subtotal Other Non-Fortitude Re reconciling items	504	61	—	443	1,512	123	(8)	1,381
Total adjustments	612	84	—	528	1,450	110	(8)	1,332
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge common shareholders	$664	$134	$(18)	$512	$842	$170	$—	$672

Corebridge | Second Quarter 2026 Form 10-Q      88

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics

Six Months Ended June 30,	2026				2025
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests/ Preferred stock dividends	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests/ Preferred stock dividends	After Tax
Pre-tax income (loss)/net (loss) including noncontrolling interests	$149	$208	$—	$(59)	$(1,470)	$(145)	$—	$(1,325)
Noncontrolling interests	—	—	8	8	—	—	1	1
Preferred stock dividends	—	—	(18)	(18)	—	—	—	—
Pre-tax income (loss)/net (loss) available to Corebridge common shareholders	149	208	(10)	(69)	(1,470)	(145)	1	(1,324)
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(493)	(106)	—	(387)	(674)	(144)	—	(530)
Net realized losses on Fortitude Re funds withheld assets	46	10	—	36	26	6	—	20
Net realized losses on Fortitude Re funds withheld embedded derivative	302	65	—	237	847	180	—	667
Subtotal Fortitude Re related items	(145)	(31)	—	(114)	199	42	—	157
Other Reconciling Items:
Changes in uncertain tax positions and other tax adjustments	—	30	—	(30)	—	15	—	(15)
Deferred income tax valuation allowance (releases) charges	—	(215)	—	215	—	(194)	—	194
Change in fair value of market risk benefits, net	337	71	—	266	291	61	—	230
Changes in benefit reserves related to net realized (gains) losses	(1)	—	—	(1)	27	6	—	21
Net realized (gains) losses*	706	148	—	558	2,663	559	—	2,104
Restructuring and other costs	117	25	—	92	226	48	—	178
Non-recurring costs related to regulatory or accounting changes	1	—	—	1	2	—	—	2
Net (gain) loss on divestiture	(2)	—	—	(2)	—	—	—	—
Pension expense - non operating	—	—	—	—	—	—	—	—
Businesses exited through reinsurance	123	26	—	97	(387)	(82)	—	(305)
Noncontrolling interests	8	—	(8)	—	1	—	(1)	—
Subtotal Other Non-Fortitude Re reconciling items	1,289	85	(8)	1,196	2,823	413	(1)	2,409
Total adjustments	1,144	54	(8)	1,082	3,022	455	(1)	2,566
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge common shareholders	$1,293	$262	$(18)	$1,013	$1,552	$310	$—	$1,242
*Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-
qualifying (economic) hedging or for asset replication. Additionally, gains (losses) related to the disposition of real estate investments are also excluded from this adjustment.

Corebridge | Second Quarter 2026 Form 10-Q      89

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
recorded through OCI. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re’s funds withheld assets since these fair value movements are economically transferred to Fortitude Re.
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	At June 30,	At December 31,
(in millions, except per common share data)	2026	2025
Total Corebridge shareholders' equity	$10,651	$13,201
Less: Preferred stock and additional paid-in capital	493	493
Total Corebridge shareholders' equity available to common shareholders (a)	10,158	12,708
Less: Accumulated other comprehensive income (loss)	(10,167)	(9,452)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,526)	(2,391)
Adjusted Book Value (b)	$17,799	$19,769

Total common shares outstanding (c)	445.8	496.4

Book value per common share (a/c)	$22.79	$25.60
Adjusted book value per common share (b/c)	$39.93	$39.83
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
gains and losses related to Fortitude Re’s funds withheld assets since these fair value movements are economically transferred to
Fortitude Re.
The following table presents the reconciliation of Adjusted ROAE available to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise noted)	2026	2025	2026	2025
Actual or annualized net income (loss) available to Corebridge common shareholders (a)	$(64)	$(2,640)	$(138)	$(2,648)
Actual or annualized adjusted after-tax operating income available to Corebridge common shareholders (b)	2,048	2,688	2,026	2,484
Average Corebridge shareholders’ equity	10,728	12,141	11,552	11,915
Less: Average preferred stock	493	—	493	—
Total Average equity available to Corebridge common shareholders (c)	10,235	12,141	11,059	11,915
Less: Average AOCI	(10,298)	(11,341)	(10,016)	(12,121)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,568)	(2,570)	(2,509)	(2,646)
Average Adjusted Book Value available to Corebridge Common Shareholders (d)	$17,965	$20,912	$18,566	$21,390
Return on Average Equity available to Corebridge common shareholders (a/c)	(0.6)%	(21.7)%	(1.2)%	(22.2)%
Adjusted ROAE available to Corebridge common shareholders (b/d)	11.4%	12.9%	10.9%	11.6%

Corebridge | Second Quarter 2026 Form 10-Q      90

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Premiums and deposits is a non-GAAP financial measure that includes direct and assumed premiums received and earned on traditional life insurance policies and life-contingent payout annuities, as well as deposits received on universal life insurance, investment-type annuity contracts and GICs. We believe the measure of premiums and deposits is useful in understanding customer demand for our products, evolving product trends and our sales performance period over period.
The following table presents the premiums and deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Individual Retirement
Premiums	$26	$31	$42	$48
Deposits	3,799	6,457	8,130	10,740
Other(a)	(3)	(1)	(4)	(3)
Premiums and deposits	3,822	6,487	8,168	10,785
Group Retirement
Premiums	4	—	5	4
Deposits	1,765	1,976	3,515	3,796
Premiums and deposits(b)(c)	1,769	1,976	3,520	3,800
Life Insurance
Premiums	382	377	743	717
Deposits	391	393	777	790
Other(a)	97	98	200	217
Premiums and deposits	870	868	1,720	1,724
Institutional Markets
Premiums	129	25	138	525
Deposits	2,455	1,102	3,498	2,535
Other(a)	21	8	35	17
Premiums and deposits	2,605	1,135	3,671	3,077
Total
Premiums	541	433	928	1,294
Deposits	8,410	9,928	15,920	17,861
Other(a)	115	105	231	231
Premiums and deposits	$9,066	$10,466	$17,079	$19,386
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $935 million and $744 million for the three months ended June 30, 2026 and 2025, respectively, and
$1.9 billion and $1.5 billion for the six months ended June 30, 2026 and 2025, respectively.
(c)Includes inflows related to in-plan mutual funds of $781 million and $842 million for the three months ended June 30, 2026 and 2025, respectively, and $1.5 billion and
$1.6 billion for the six months ended June 30, 2026 and 2025, respectively.
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income. We believe that presenting net investment income on an APTOI basis is useful for gaining an understanding of the main drivers of investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net investment income (net income basis)	$3,190	$3,338	$6,387	$6,527
Net investment (income) on Fortitude Re funds withheld assets	(233)	(343)	(493)	(674)
Net investment (income) related to businesses exited through reinsurance	(8)	(80)	(17)	(161)
Other adjustments	(7)	(8)	(14)	(16)
Derivative income recorded in net realized gains (losses)	89	77	157	149
Total adjustments	(159)	(354)	(367)	(702)
Net investment income (APTOI basis)	$3,031	$2,984	$6,020	$5,825

Corebridge | Second Quarter 2026 Form 10-Q      91

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
Assets Under Administration (“AUA”) include Group Retirement mutual fund assets and other third-party assets that we sell or administer and the notional value of SVW contracts.
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

(in millions)	June 30, 2026	December 31, 2025

Individual Retirement
AUM	$121,607	$120,419
AUA	—	—
Total Individual Retirement AUMA	121,607	120,419
Group Retirement
AUM	81,060	80,220
AUA	50,650	50,063
Total Group Retirement AUMA	131,710	130,283
Life Insurance
AUM	27,737	27,752
AUA	—	—
Total Life Insurance AUMA	27,737	27,752
Institutional Markets
AUM	60,675	59,390
AUA	49,194	48,507
Total Institutional Markets AUMA	109,869	107,897
Total AUMA	$390,923	$386,351
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
Underwriting margin for our Life Insurance segment includes premiums, policy fees, other income and net investment income, less interest credited to policyholder account balances and policyholder benefits, and excludes the annual assumption update. For our
Institutional Markets segment, its Corporate Markets products generate underwriting margin, which includes premiums, net investment income, policy and advisory fee income, less interest credited and policyholder benefits and excludes the annual assumption update.
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
generally reported on a one-quarter lag.
Base spread income means base portfolio income less interest credited to policyholder account balances, excluding the amortization of deferred sales inducement assets.

Corebridge | Second Quarter 2026 Form 10-Q      92

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Base net investment spread means base yield less cost of funds, excluding the amortization of deferred sales inducement assets.
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Individual Retirement
Spread income	$665	$704	$1,289	$1,358
Fee income	89	76	166	143
Total Individual Retirement	754	780	1,455	1,501
Group Retirement
Spread income	140	171	277	363
Fee income	219	190	426	385
Total Group Retirement	359	361	703	748
Life Insurance
Underwriting margin	331	344	647	669
Total Life Insurance	331	344	647	669
Institutional Markets
Spread income	122	173	267	305
Fee income	17	16	34	31
Underwriting margin	13	13	27	34
Total Institutional Markets	152	202	328	370
Total
Spread income	927	1,048	1,833	2,026
Fee income	325	282	626	559
Underwriting margin	344	357	674	703
Total	$1,596	$1,687	$3,133	$3,288
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Individual Retirement
Base portfolio income	$1,584	$1,445	$3,130	$2,841
Variable investment income	20	74	9	97
Net investment income	1,604	1,519	3,139	2,938
Group Retirement
Base portfolio income	434	445	866	906
Variable investment income	4	24	5	48
Net investment income	438	469	871	954
Life Insurance
Base portfolio income	325	329	650	661
Variable investment income	(1)	6	(2)	10
Net investment income	324	335	648	671
Institutional Markets
Base portfolio income	674	565	1,339	1,117
Variable investment income	5	89	38	126
Net investment income	679	654	1,377	1,243
Total
Base portfolio income	3,017	2,784	5,985	5,525
Variable investment income	28	193	50	281
Net investment income (APTOI basis) - Insurance operations	$3,045	$2,977	$6,035	$5,806

Corebridge | Second Quarter 2026 Form 10-Q      93

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net Flows
Net flows for annuity products in Individual Retirement and Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals. For Group Retirement, client deposits into advisory and brokerage accounts less total client withdrawals from advisory and brokerage accounts are not included in net flows.
The following table presents a summary of our Net Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Individual Retirement
Fixed Annuities	$(444)	$1,181	$(1,035)	$1,299
Fixed Index Annuities	(84)	1,584	372	2,446
Registered Index-Linked Annuities	595	492	1,194	755
Total Individual Retirement	67	3,257	531	4,500
Group Retirement	(5,552)	(1,833)	(7,419)	(3,669)
Total Net Flows	$(5,485)	$1,424	$(6,888)	$831

Corebridge | Second Quarter 2026 Form 10-Q      94

ITEM 2 Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and six months ended June 30, 2026 and 2025. For factors that relate primarily to a specific business, see “— Business Segment
Operations.”

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenues:
Premiums	$542	$446	$929	$1,317
Policy fees	624	721	1,234	1,441
Net investment income	3,190	3,338	6,387	6,527
Net realized (losses)	(554)	(1,975)	(890)	(3,389)
Advisory fee and other income	112	196	218	402
Total revenues	3,914	2,726	7,878	6,298
Benefits and expenses:
Policyholder benefits	1,120	982	2,094	2,439
Change in the fair value of market risk benefits, net	180	(279)	558	106
Interest credited to policyholder account balances	1,570	1,486	3,095	2,903
Amortization of deferred policy acquisition costs and value of business acquired	248	275	493	550
Non-deferrable insurance commissions	102	152	206	308
Advisory fee expenses	45	64	89	134
General operating expenses	466	517	934	1,043
Interest expense	131	137	262	285
Net (gain) on divestitures	—	—	(2)	—
Total benefits and expenses	3,862	3,334	7,729	7,768
Income (loss) before income tax expense (benefit)	52	(608)	149	(1,470)
Income tax expense (benefit)	50	60	208	(145)
Net income (loss)	2	(668)	(59)	(1,325)
Less: Net (loss) attributable to noncontrolling interests	—	(8)	(8)	(1)
Net income (loss) attributable to Corebridge	2	(660)	(51)	(1,324)
Less: Preferred stock dividends	18	—	18	—
Net (loss) available to Corebridge common shareholders	$(16)	$(660)	$(69)	$(1,324)
The following table presents certain balance sheet data:

(in millions, except per common share data)	June 30, 2026	December 31, 2025
Balance sheet data:
Total assets	$415,793	$413,547
Short-term and long-term debt	$9,362	$9,359
Debt of consolidated investment entities	$1,508	$1,547
Total Corebridge shareholders’ equity	$10,651	$13,201
Book value per common share	$22.79	$25.60
Adjusted book value per common share	$39.93	$39.83
Financial Highlights
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 Net Income Comparison
We recorded pre-tax income of $52 million in the three months ended June 30, 2026 compared to pre-tax loss of $608 million in the three months ended June 30, 2025. The change in pre-tax loss was primarily due to:
•lower net realized losses of $1.4 billion primarily driven by lower losses on sales of fixed maturity securities and lower losses from changes in foreign exchange rates.

Corebridge | Second Quarter 2026 Form 10-Q      95

ITEM 2 Consolidated Results of Operations
Partially offset by:
•unfavorable change in the fair value of market risk benefits, net of $180 million in the second quarter of 2026 compared to a favorable change in the fair value of market risk benefits, net of $279 million in the second quarter of 2025 primarily driven by the impact of the reinsurance agreement with CSLR partially offset by higher equity markets compared to the prior year.
•higher interest credited to policyholder account balances of $84 million primarily due to higher interest rates and higher sales activity in fixed and fixed index annuities and growing GIC business; and
•lower advisory fee income of $84 million driven by the reinsurance agreement with CSLR.
Income tax expense (benefit)
For the three months ended June 30, 2026, there was an income tax expense of $50 million, resulting in an effective tax rate of 96.2%
primarily due to an increase in valuation allowance and expense on pre-tax income from operations.
Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025 Net Income Comparison
We recorded pre-tax income of $149 million in the six months ended June 30, 2026 compared to pre-tax loss of $1.5 billion in the six months ended June 30, 2025. The change in pre-tax income was primarily due to:
•lower net realized losses of $2.5 billion primarily driven by lower losses from changes in foreign exchange rates, lower losses on sales of fixed maturity securities, lower losses from Fortitude Re related balances and lower losses from certain derivatives and hedge accounting;
•lower policyholder benefits of $345 million primarily on new pension risk transfer business.
Partially offset by:
•higher unfavorable change in the fair value of market risk benefits, net of $452 million primarily driven by impact of the reinsurance agreement with CSLR, partially offset by impacts of higher equity markets and interest rates compared to the prior year;
•lower premiums of $388 million primarily on new pension risk transfer business;
•higher interest credited to policyholder account balances of $192 million primarily due to higher crediting rates and higher sales activity in fixed, fixed index and registered index-linked annuities and growing GIC business; and
•lower net investment income of $140 million primarily driven by lower variable investment income and lower income on Fortitude
Re funds withheld assets partially offset by higher base portfolio income .
Income tax expense (benefit)
For the six months ended June 30, 2026, there was an income tax expense of $208 million, resulting in an effective tax rate of 139.6%
primarily due to an increase in valuation allowance and expense on pre-tax income from operations.
Adjusted pre-tax operating income
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Premiums	$541	$433	$928	$1,294
Policy fees	612	598	1,206	1,187
Net investment income	3,031	2,984	6,020	5,825
Net realized gains (losses)*	—	(11)	9	2
Advisory fee and other income	112	92	218	188
Total adjusted revenues	4,296	4,096	8,381	8,496
Policyholder benefits	1,123	974	2,105	2,391
Interest credited to policyholder account balances	1,601	1,452	3,169	2,833
Amortization of deferred policy acquisition costs	248	221	493	444
Non-deferrable insurance commissions	101	91	202	183
Advisory fee expenses	45	34	89	73
General operating expenses	390	361	790	752
Interest expense	124	129	248	269
Total benefits and expenses	3,632	3,262	7,096	6,945
Noncontrolling interests	—	8	8	1
Adjusted pre-tax operating income	$664	$842	$1,293	$1,552
*Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.

Corebridge | Second Quarter 2026 Form 10-Q      96

ITEM 2 Consolidated Results of Operations
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 APTOI Comparison
APTOI decreased $178 million, primarily due to:
•higher policyholder benefits of $149 million primarily due to higher new pension risk transfer business; and
•higher interest credited to policyholder account balances of $149 million primarily due to growth in fixed, fixed index and registered index-linked annuities and growing GIC business.
Partially offset by:
•higher premiums of $108 million primarily due to higher new pension risk transfer business; and
•higher net investment income of $47 million primarily driven by higher base portfolio income partially offset by lower variable investment income.
Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025 APTOI Comparison
APTOI decreased $259 million, primarily due to:
•lower premiums of $366 million primarily due to lower new pension risk transfer business;
•higher interest credited to policyholder account balances of $336 million primarily due to growth in fixed, fixed index and registered index-linked annuities and growing GIC business.
Partially offset by:
•lower policyholder benefits of $286 million primarily due to lower new pension risk transfer business; and
•higher net investment income of $195 million primarily driven by higher base portfolio income partially offset by lower variable investment income.

Corebridge | Second Quarter 2026 Form 10-Q      97

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
•Life Insurance – consists of traditional and universal life insurance products in the United States.
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
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Individual Retirement	$467	$523	$882	$977
Group Retirement	151	182	291	377
Life Insurance	112	133	208	241
Institutional Markets	119	173	262	310
Corporate and Other	(185)	(169)	(350)	(353)
Adjusted pre-tax operating income	$664	$842	$1,293	$1,552

Corebridge | Second Quarter 2026 Form 10-Q      98

ITEM 2 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Adjusted Revenues:
Premiums	$26	$31	$42	$48
Policy fees	89	76	166	143
Net investment income:
Base portfolio income	1,584	1,445	3,130	2,841
Variable investment income	20	74	9	97
Net investment income	1,604	1,519	3,139	2,938
Total adjusted revenues	1,719	1,626	3,347	3,129
Benefits and expenses:
Policyholder benefits	32	36	49	59
Interest credited to policyholder account balances	946	824	1,866	1,599
Amortization of deferred policy acquisition costs	131	112	261	224
Non-deferrable insurance commissions	50	41	102	83
Advisory fee expenses	6	3	12	9
General operating expenses	87	87	175	178
Total benefits and expenses	1,252	1,103	2,465	2,152
Adjusted pre-tax operating income	$467	$523	$882	$977
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Spread income(a)	$665	$704	$1,289	$1,358
Fee income	89	76	166	143
Policyholder benefits, net of premiums	(6)	(5)	(7)	(11)
Non-deferrable insurance commissions	(50)	(41)	(102)	(83)
Amortization of DAC and DSI	(138)	(121)	(277)	(243)
General operating expenses	(87)	(87)	(175)	(178)
Other(b)	(6)	(3)	(12)	(9)
Adjusted pre-tax operating income	$467	$523	$882	$977
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of deferred sales inducements
(“DSI”) of $7 million and $9 million for the three months ended June 30,2026 and 2025, respectively, and $16 million and $19 million for the six months ended June 30,
2026 and 2025 respectively.
(b)Other represents advisory fee expenses.
Financial Highlights
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 APTOI Comparison
APTOI decreased $56 million, primarily due to:
•lower spread income of $39 million driven by a decrease in variable investment income of $54 million mostly due to lower alternative investment income, partially offset by higher base spread income of $15 million primarily due to general account growth and asset optimization initiatives; and
•higher amortization of DAC and DSI of $17 million primarily due to growth in the business.
Partially offset by:
•higher policy fee income of $13 million, primarily due to higher GMWB fees from fixed and fixed index annuity growth.

Corebridge | Second Quarter 2026 Form 10-Q      99

ITEM 2 | Business Segment Operations
Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025 APTOI Comparison
APTOI decreased $95 million, primarily due to:
•lower spread income of $69 million driven by a decrease in variable investment income of $88 million due to lower alternative investment and yield enhancement income, partially offset by higher base spread income of $19 million, primarily due to general account growth and asset optimization initiatives; and
•higher amortization of DAC and DSI of $34 million primarily due to growth in the business.
Partially offset by:
•higher policy fee income of $23 million, primarily due to higher GMWB fees from fixed and fixed index annuity growth.
AUMA
The following table presents Individual Retirement AUMA:

(in millions)	June 30, 2026	December 31, 2025
Total AUMA	$121,607	$120,419
June 30, 2026 to December 31, 2025 AUMA Comparison
AUMA increased $1.2 billion primarily due to positive general account net flows and interest credited to policyholders’ account balance.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Spread income:
Base portfolio income	$1,584	$1,445	$3,130	$2,841
Interest credited to policyholder account balances	(939)	(815)	(1,850)	(1,580)
Base spread income	645	630	1,280	1,261
Variable investment income	20	74	9	97
Total spread income*	$665	$704	$1,289	$1,358
Fee income:
Policy fees	$89	$76	$166	$143
Total fee income	$89	$76	$166	$143
*Excludes amortization of DSI assets of $7 million and $9 million for the three months ended June 30, 2026 and 2025, respectively, and $16 million and $19 million for the six months ended June 30, 2026 and 2025, respectively.
The following table presents Individual Retirement net investment spread:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Individual Retirement base net investment spread:
Base yield*	5.19%	5.19%	5.14%	5.18%
Cost of funds	(3.37)	(3.21)	(3.37)	(3.18)
Individual Retirement base net investment spread	1.82%	1.98%	1.77%	2.00%
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 Comparison and Six Months Ended
June 30, 2026 to Six Months Ended June 30, 2025 Comparison
See “Financial Highlights.”

Corebridge | Second Quarter 2026 Form 10-Q      100

ITEM 2 | Business Segment Operations
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Fixed annuities	$1,523	$3,216	$3,120	$5,215
Fixed index annuities	1,697	2,779	3,844	4,815
Registered index-linked annuities	602	492	1,204	755
Total	$3,822	$6,487	$8,168	$10,785

Net Flows	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Fixed annuities	$(444)	$1,181	$(1,035)	$1,299
Fixed index annuities	(84)	1,584	372	2,446
Registered index-linked annuities	595	492	1,194	755
Total	$67	$3,257	$531	$4,500
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 Comparison
Fixed Annuities Net flows decreased by $1.6 billion over the prior year, primarily due to lower premiums and deposits of $1.7 billion, partially offset by lower death benefits of $41 million and lower surrenders and withdrawals of $27 million.
Fixed Index Annuities Net flows decreased by $1.7 billion primarily due to lower premiums and deposits of $1.1 billion and higher surrenders and withdrawals of $595 million.
Registered Index-Linked Annuities Net inflows increased by $103 million primarily due to higher premiums and deposits of
$110 million.
Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025 Comparison
Fixed Annuities Net flows decreased by $2.3 billion over the prior year, primarily due to lower premiums and deposits of $2.1 billion, higher surrenders and withdrawals of $317 million, partially offset by lower death benefits of $77 million.
Fixed Index Annuities Net inflows decreased by $2.1 billion primarily due to higher surrenders and withdrawals of $1.1 billion and lower premiums and deposits of $971 million.
Registered Index-Linked Annuities Net inflows increased by $439 million primarily due to higher premiums and deposits of
$449 million.
Surrenders
The following table presents Individual Retirement surrender rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed annuities	10.8%	11.3%	11.6%	10.9%
Fixed index annuities	11.8	8.5	11.5	8.7
Registered index-linked annuities	0.6	0.2	0.5	0.2

Corebridge | Second Quarter 2026 Form 10-Q      101

ITEM 2 | Business Segment Operations
The following table presents account values for fixed annuities, fixed index annuities and registered index-linked annuities by surrender charge category:

	June 30, 2026			December 31, 2025
(in millions)	Fixed Annuities	Fixed Index Annuities	Registered Index-Linked Annuities	Fixed Annuities	Fixed Index Annuities	Registered Index-Linked Annuities
No surrender charge	$16,210	$3,714	$—	$16,798	$3,570	$—
Greater than 0% - 2%	1,299	4,065	—	1,509	4,299	—
Greater than 2% - 4%	3,507	7,676	—	2,163	8,033	—
Greater than 4%	33,792	39,300	3,647	34,266	37,002	2,144
Non-surrenderable	2,947	—	—	3,002	—	—
Total account value*	$57,755	$54,755	$3,647	$57,738	$52,904	$2,144
*Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed annuities, the proportion of account value subject to surrender charge at June 30, 2026 increased compared to December 31,
2025 primarily due to prior year’s growth in the business. For fixed index annuities, the proportion of account value subject to surrender charge at June 30, 2026 was flat compared to December 31, 2025.
Group Retirement
Group Retirement Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Adjusted Revenues:
Premiums	$4	$—	$5	$4
Policy fees	116	105	225	213
Net investment income:
Base portfolio income	434	445	866	906
Variable investment income	4	24	5	48
Net investment income	438	469	871	954
Advisory fee and other income*	103	85	201	172
Total adjusted revenues	661	659	1,302	1,343
Benefits and expenses:
Policyholder benefits	7	2	10	7
Interest credited to policyholder account balances	302	301	601	597
Amortization of deferred policy acquisition costs	28	21	55	43
Non-deferrable insurance commissions	31	30	62	60
Advisory fee expenses	39	30	76	63
General operating expenses	103	93	207	196
Total benefits and expenses	510	477	1,011	966
Adjusted pre-tax operating income	$151	$182	$291	$377
*Includes advisory fee income from registered investment services, 12b-1 fees (i.e., marketing and distribution fee income), other asset management fee income, and commission-based broker-dealer services.

Corebridge | Second Quarter 2026 Form 10-Q      102

ITEM 2 | Business Segment Operations
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Spread income(a)	$140	$171	$277	$363
Fee income(b)	219	190	426	385
Policyholder benefits, net of premiums	(3)	(2)	(5)	(3)
Non-deferrable insurance commissions	(31)	(30)	(62)	(60)
Amortization of DAC and DSI	(32)	(24)	(62)	(49)
General operating expenses	(103)	(93)	(207)	(196)
Other(c)	(39)	(30)	(76)	(63)
Adjusted pre-tax operating income	$151	$182	$291	$377
(a)Excludes amortization of DSI assets of $4 million and $3 million for the three months ended June 30, 2026 and 2025, respectively, and $7 million and $6 million for the six months ended June 30, 2026 and 2025, respectively.
(b)Fee income represents policy fee and advisory fee and other income.
(c)Other consists of advisory fee expenses.
Financial Highlights
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 APTOI Comparison
APTOI decreased $31 million, primarily due to:
•lower spread income of $31 million driven by a decrease in variable investment income of $20 million due to lower alternative investment and yield enhancement income, and lower base spread income of $11 million primarily due to the impact of lower federal funds rate;
•higher general operating expenses of $10 million; and
•higher amortization of DAC and DSI of $8 million mostly due to prior year actuarial assumption updates.
Partially offset by:
•higher fee income, net of advisory fee expenses of $20 million, mostly due to higher average separate account and mutual fund assets driven by improved equity market performance.
Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025 APTOI Comparison
APTOI decreased $86 million, primarily due to:
•lower spread income of $86 million driven by a decrease in variable investment income of $43 million due to lower alternative investment and yield enhancement income, and lower base spread income of $43 million primarily due to the impact of lower federal funds rate and negative general account flows;
•higher general operating expenses of $11 million; and
•higher amortization of DAC and DSI of $13 million mostly due to prior year actuarial assumption updates.
Partially offset by:
•higher fee income, net of advisory fee expenses of $28 million, mostly due to higher average separate account and mutual fund assets driven by improved equity market performance.

Corebridge | Second Quarter 2026 Form 10-Q      103

ITEM 2 | Business Segment Operations
AUMA
The following table presents Group Retirement AUMA by product:

(in millions)	June 30, 2026	December 31, 2025
AUMA by asset type:
In-plan spread based	$21,081	$21,947
In-plan fee based	62,227	61,505
Total in-plan AUMA(a)	83,308	83,452
Out-of-plan proprietary - General Account	17,188	17,666
Out-of-plan proprietary - Separate Accounts	11,355	11,030
Total out-of-plan proprietary annuities	28,543	28,696
Advisory and brokerage assets	19,859	18,135
Total out-of-plan AUMA(b)	48,402	46,831
Total AUMA	$131,710	$130,283
(a)Includes $14.2 billion of AUMA at June 30, 2026 and $14.1 billion of AUMA at December 31, 2025 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)Includes $16.7 billion of AUMA at June 30, 2026 and $15.1 billion of AUMA at December 31, 2025 that is associated with our out-of-plan investment advisory service that we offer to participants at an additional fee.
June 30, 2026 to December 31, 2025 AUMA Comparison
Total assets increased by $1.4 billion, primarily driven by an increase in advisory and brokerage assets of $1.7 billion due to improved equity market performance. Both In-plan and Out- of-plan assets remained relatively flat from year end where negative net flows were offset by improved equity market performance.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Spread income:
Base portfolio income	$434	$445	$866	$906
Interest credited to policyholder account balances	(298)	(298)	(594)	(591)
Base spread income	136	147	272	315
Variable investment income	4	24	5	48
Total spread income*	$140	$171	$277	$363
Fee income:
Policy fees	$116	$105	$225	$213
Advisory fees and other income	103	85	201	172
Total fee income	$219	$190	$426	$385
*Excludes amortization of DSI assets of $4 million and $3 million for the three months ended June 30, 2026 and 2025, respectively, and $7 million and $6 million for the six months ended June 30, 2026 and 2025, respectively

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Base net investment spread:
Base yield*	4.23%	4.26%	4.21%	4.32%
Cost of funds	(3.15)	(3.09)	(3.15)	(3.07)
Base net investment spread	1.08%	1.17%	1.06%	1.25%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 Comparison and Six Months Ended
June 30, 2026 to Six Months Ended June 30, 2025 Comparison
See “Financial Highlights.”

Corebridge | Second Quarter 2026 Form 10-Q      104

ITEM 2 | Business Segment Operations
Premiums and Deposits and Net Flows
For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities while deposits represent sales on investment-oriented products.
Net flows for annuity products included in Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals. For Group Retirement, client deposits into advisory and brokerage accounts less total client withdrawals from advisory and brokerage accounts are not included in net flows. Net new assets into these products contribute to growth in AUA rather than AUM.

Premiums and Deposits and Net Flows	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
In-plan(a)(b)	$1,179	$1,272	$2,324	$2,521
Out-of-plan proprietary variable annuity	140	150	292	328
Out-of-plan proprietary fixed, index annuities and registered index-linked annuities	450	554	904	951
Premiums and deposits(c)	$1,769	$1,976	$3,520	$3,800
Net Flows	$(5,552)	$(1,833)	$(7,419)	$(3,669)
(a)In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)Includes inflows related to in-plan mutual funds of $781 million and $842 million for the three months ended June 30, 2026 and 2025, respectively, and $1.5 billion and
$1.6 billion for the six months ended June 30, 2026 and 2025, respectively.
(c)Excludes client deposits into advisory and brokerage accounts of $935 million and $744 million for the three months ended June 30, 2026 and 2025, respectively, and
$1.9 billion and $1.5 billion for the six months ended June 30, 2026 and 2025, respectively.
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 Comparison
Net flows remained negative and increased by $3.7 billion primarily due to $3.1 billion higher large plan surrenders, $377 million higher other surrender and withdrawals and $207 million lower deposits.
Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025 Comparison
Net flows remained negative and increased by $3.8 billion primarily due to $2.8 billion higher large plan surrenders, $604 million higher other surrender and withdrawals and $280 million lower deposits.
Surrenders
The following table presents Group Retirement surrender rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Surrender rates*	25.7%	13.2%	19.0%	12.9%
*Increase in surrender rates for three and six months ended June 30, 2026 is primarily driven by higher large plan surrenders.
The following table presents account value for Group Retirement annuities by surrender charge category:

(in millions)	June 30, 2026	December 31, 2025
No surrender charge(a)	$70,874	$69,257
Greater than 0% - 2%	1,511	1,532
Greater than 2% - 4%	1,272	1,238
Greater than 4%	7,249	7,030
Non-surrenderable	349	364
Total account value(b)(c)	$81,255	$79,421
(a)Group Retirement amounts in this category include account values in the general account of approximately $3.5 billion and $3.6 billion at June 30, 2026 and
December 31, 2025, respectively, which are subject to 20% annual withdrawal limitations at the participant level and account values in the general account of $4.4 billion and $4.6 billion at June 30, 2026 and December 31, 2025, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(b)Excludes mutual fund assets under administration of $30.8 billion and $31.9 billion at June 30, 2026 and December 31, 2025, respectively.
(c)Includes payout Immediate Annuities and funding agreements.
June 30, 2026 to December 31, 2025 Comparison
Group Retirement annuity deposits are typically subject to a four- to seven-year surrender charge period, depending on the product.
In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges. At June 30,
2026, Group Retirement annuity account values with no surrender charge increased compared to December 31, 2025 primarily due to an increase in assets under management driven by higher equity markets, partially offset by negative net flows.

Corebridge | Second Quarter 2026 Form 10-Q      105

ITEM 2 | Business Segment Operations
Life Insurance
Life Insurance Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Adjusted Revenues:
Premiums	$382	$377	$743	$717
Policy fees	356	366	712	730
Net investment income:
Base portfolio income	325	329	650	661
Variable investment income (loss)	(1)	6	(2)	10
Net investment income	324	335	648	671
Other income	—	—	1	1
Total adjusted revenues	1,062	1,078	2,104	2,119
Benefits and expenses:
Policyholder benefits	652	650	1,300	1,286
Interest credited to policyholder account balances	79	84	157	164
Amortization of deferred policy acquisition costs	83	84	166	169
Non-deferrable insurance commissions	14	15	27	29
Advisory fee expenses	—	1	1	1
General operating expenses	122	111	245	229
Total benefits and expenses	950	945	1,896	1,878
Adjusted pre-tax operating income	$112	$133	$208	$241
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Underwriting margin(a)	$331	$344	$647	$669
General operating expenses	(122)	(111)	(245)	(229)
Non-deferrable insurance commissions	(14)	(15)	(27)	(29)
Amortization of DAC	(83)	(84)	(166)	(169)
Other(b)	—	(1)	(1)	(1)
Adjusted pre-tax operating income	$112	$133	$208	$241
(a)Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances.
(b)Other primarily represents advisory fee expenses.
Financial Highlights
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 APTOI Comparison
APTOI decreased $21 million, primarily due to:
•unfavorable underwriting margin of $13 million, driven by lower variable investment income and less favorable mortality results;
and
•higher general operating expenses of $11 million consistent with business growth and trends.
Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025 APTOI Comparison
APTOI decreased $33 million, primarily due to:
•unfavorable underwriting margin of $22 million, driven by lower variable investment income and less favorable mortality results;
and
•higher general operating expenses of $16 million consistent with business growth and trends.

Corebridge | Second Quarter 2026 Form 10-Q      106

ITEM 2 | Business Segment Operations
AUMA
The following table presents Life Insurance AUMA:

(in millions)	June 30, 2026	December 31, 2025
Total AUMA	$27,737	$27,752
June 30, 2026 to December 31, 2025 AUMA Comparison
AUMA decreased $15 million in the six months ended June 30, 2026 remaining relatively flat compared to the prior year-end.
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Premiums	$382	$377	$743	$717
Policy fees	356	366	712	730
Net investment income	324	335	648	671
Other income	—	—	1	1
Policyholder benefits	(652)	(650)	(1,300)	(1,286)
Interest credited to policyholder account balances	(79)	(84)	(157)	(164)
Underwriting margin	$331	$344	$647	$669
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 Comparison and Six Months Ended
June 30, 2026 to Six Months Ended June 30, 2025 Comparison
See “Financial Highlights.”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Traditional Life	$479	$475	$943	$934
Universal Life	391	393	777	790
Premiums and deposits	$870	$868	$1,720	$1,724
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 Comparison and Six Months Ended
June 30, 2026 to Six Months Ended June 30, 2025 Comparison
Premiums and deposits increased $2 million for the three months ended June 30, 2026, and decreased $4 million for the six months ended June 30, 2026, remaining relatively flat for both traditional and universal life products when compared to prior year periods.

Corebridge | Second Quarter 2026 Form 10-Q      107

ITEM 2 | Business Segment Operations
Institutional Markets
Institutional Markets Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Adjusted Revenues:
Premiums	$129	$25	$138	$525
Policy fees	51	51	103	101
Net investment income:
Base portfolio income	674	565	1,339	1,117
Variable investment income	5	89	38	126
Net investment income	679	654	1,377	1,243
Other income	—	1	1	2
Total adjusted revenues	859	731	1,619	1,871
Benefits and expenses:
Policyholder benefits	432	286	746	1,028
Interest credited to policyholder account balances	275	243	545	473
Amortization of deferred policy acquisition costs	6	4	11	8
Non-deferrable insurance commissions	5	5	10	10
General operating expenses	22	20	45	42
Total benefits and expenses	740	558	1,357	1,561
Adjusted pre-tax operating income	$119	$173	$262	$310
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Spread income(a)	$122	$173	$267	$305
Fee income(b)	17	16	34	31
Underwriting margin(c)	13	13	27	34
Non-deferrable insurance commissions	(5)	(5)	(10)	(10)
General operating expenses	(22)	(20)	(45)	(42)
Other	(6)	(4)	(11)	(8)
Adjusted pre-tax operating income	$119	$173	$262	$310
(a)Represents spread income on GIC, PRT and structured settlement products.
(b)Represents fee income on SVW products.
(c)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Financial Highlights
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 APTOI Comparison
APTOI decreased $54 million, primarily due to:
•lower spread income of $51 million driven by $83 million lower variable investment income from private equity investments, partially offset by higher base spread income, reflecting growth in the business.
Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025 APTOI Comparison
APTOI decreased $48 million, primarily due to:
•lower spread income of $38 million driven by $86 million lower variable investment income from private equity investments, partially offset by higher base spread income, reflecting growth in the business; and
•lower underwriting margin of $7 million driven by lower net investment income.

Corebridge | Second Quarter 2026 Form 10-Q      108

ITEM 2 | Business Segment Operations
AUMA
The following table presents Institutional Markets AUMA:

(in millions)	June 30, 2026	December 31, 2025
SVW (AUA)	$49,194	$48,507
GIC, PRT/assumed reinsurance and Structured settlements (AUM)	52,238	51,511
All other (AUM)	8,437	7,879
Total AUMA	$109,869	$107,897
June 30, 2026 to December 31, 2025 AUMA Comparison
AUMA increased $2.0 billion, primarily due to premiums and deposits of GIC and Corporate Market products of $3.7 billion and investment performance and other activity of $1.0 billion, partially offset by benefit payments on the GIC, PRT and structured settlement products of $2.5 billion and net outflows of $253 million from SVW products.
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Premiums	$138	$34	$154	$542
Net investment income	644	617	1,308	1,168
Policyholder benefits	(413)	(262)	(706)	(987)
Interest credited to policyholder account balances	(247)	(216)	(489)	(418)
Total spread income(a)	$122	$173	$267	$305
SVW fees	$17	$16	$34	$31
Total fee income	$17	$16	$34	$31
Premiums	$(9)	$(9)	$(16)	$(17)
Policy fees (excluding SVW)	34	35	69	70
Net investment income	35	37	69	75
Other income	—	1	1	2
Policyholder benefits	(19)	(24)	(40)	(41)
Interest credited to policyholder account balances	(28)	(27)	(56)	(55)
Total underwriting margin(b)	$13	$13	$27	$34
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 Comparison and Six Months Ended
June 30, 2026 to Six Months Ended June 30, 2025 Comparison
See “Financial Highlights.”
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
PRT/assumed reinsurance	$105	$—	$111	$469
GICs	1,848	1,024	2,859	2,349
Other*	652	111	701	259
Premiums and deposits	$2,605	$1,135	$3,671	$3,077
*Other principally consists of structured settlements and Corporate Markets products.

Corebridge | Second Quarter 2026 Form 10-Q      109

ITEM 2 | Business Segment Operations
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 Comparison
Premiums and deposits increased compared to the prior year period by $1.5 billion, primarily due to higher deposits on new GICs of
$824 million, higher deposits on new Corporate Markets business of $573 million and higher premiums on new PRT business of $105 million.
Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025 Comparison
Premiums and deposits increased compared to the prior year period by $594 million, primarily due to higher deposits on new GICs of
$510 million and higher deposits on new Corporate Markets business of $558 million, partially offset by lower premiums on new PRT business of $358 million.
Corporate and Other
Corporate and Other primarily consists of interest expense on financial debt, parent expenses not attributable to other segments, institutional asset management business, which includes managing assets for non-consolidated affiliates, results of our consolidated investment entities, results of our legacy insurance lines ceded to Fortitude Re and intercompany eliminations.
Corporate and Other Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Adjusted Revenues:
Net investment income (loss)	$(14)	$7	$(15)	$19
Net realized gains (losses) on real estate investments	—	(11)	9	2
Other income	9	6	15	13
Total adjusted revenues	(5)	2	9	34
Benefits and expenses:
Policyholder benefits	—	—	—	11
Interest credited to policyholder account balances	(1)	—	—	—
Non-deferrable insurance commissions	1	—	1	1
General operating expenses:
Corporate and other	45	37	93	80
Asset management(a)	11	13	25	27
Total general operating expenses	56	50	118	107
Interest expense:
Corporate	114	114	227	239
Asset management and other	10	15	21	30
Total interest expense	124	129	248	269
Total benefits and expenses	180	179	367	388
Noncontrolling interest(b)	—	8	8	1
Adjusted pre-tax operating (loss)	$(185)	$(169)	$(350)	$(353)
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
Corporate and Other Sources of Earnings
The following table presents the sources of earnings of the Corporate and Other segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Corporate expenses	$(38)	$(32)	$(76)	$(67)
Interest expense on financial debt	(114)	(114)	(227)	(239)
Asset management	—	—	2	(3)
Consolidated investment entities	—	—	—	3
Other	(33)	(23)	(49)	(47)
Adjusted pre-tax operating (loss)	$(185)	$(169)	$(350)	$(353)

Corebridge | Second Quarter 2026 Form 10-Q      110

ITEM 2 | Business Segment Operations
Financial Highlights
Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025 APTOI Comparison
Adjusted pre-tax operating loss increased $16 million primarily due to lower net investment income and higher corporate expenses.
Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025 APTOI Comparison
Adjusted pre-tax operating loss decreased $3 million primarily due to:
•lower interest expense on financial debt of $12 million primarily driven by debt issuances in the third and fourth quarter of 2024 in anticipation of debt maturities in April and July 2025.
Partially offset by:
•higher corporate expenses of $9 million.

Corebridge | Second Quarter 2026 Form 10-Q      111

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
The primary objectives of our portfolio optimization are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS,
CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At June 30, 2026, of
$239.6 billion of invested assets supporting our insurance operating companies, approximately 47% were in corporate debt securities.
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
•we seek investments that provide diversification from assets available in local markets. To the extent we purchase these investments, we generally hedge any currency risk using derivatives, which could provide opportunities to earn higher risk-
adjusted returns compared to investments in the functional currency;
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

Corebridge | Second Quarter 2026 Form 10-Q      112

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
Although these alternative investments are subject to earnings fluctuations, they have historically achieved accumulative returns over time in excess of the fixed maturity portfolio returns.
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
June 30, 2026
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,096	$249	$1,345
Obligations of states, municipalities and political subdivisions	3,428	561	3,989
Non-U.S. governments	3,719	209	3,928
Corporate debt	112,184	10,029	122,213
Mortgage-backed, asset-backed and collateralized:
RMBS	17,005	439	17,444
CMBS	8,786	273	9,059
CLO	8,705	41	8,746
ABS	22,210	505	22,715
Total mortgage-backed, asset-backed and collateralized	56,706	1,258	57,964
Total bonds available-for-sale	177,133	12,306	189,439
Other bond securities	387	4,915	5,302
Total fixed maturities	177,520	17,221	194,741
Equity securities	50	—	50
Mortgage and other loans receivable:
Residential mortgages	13,450	—	13,450
Commercial mortgages	33,739	2,562	36,301
Life insurance policy loans	1,365	295	1,660
Commercial loans, other loans and notes receivable	2,397	53	2,450
Total mortgage and other loans receivable(a)	50,951	2,910	53,861
Other invested assets(b)	9,512	1,802	11,314
Short-term investments	4,347	240	4,587
Total(c)	$242,380	$22,173	$264,553

Corebridge | Second Quarter 2026 Form 10-Q      113

ITEM 2 | Investments

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
December 31, 2025
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,090	$247	$1,337
Obligations of states, municipalities and political subdivisions	3,915	571	4,486
Non-U.S. governments	4,270	217	4,487
Corporate debt	111,739	10,332	122,071
Mortgage-backed, asset-backed and collateralized:
RMBS	15,891	459	16,350
CMBS	8,959	348	9,307
CLO	9,038	54	9,092
ABS	21,740	511	22,251
Total mortgage-backed, asset-backed and collateralized	55,628	1,372	57,000
Total bonds available-for-sale	176,642	12,739	189,381
Other bond securities	425	4,982	5,407
Total fixed maturities	177,067	17,721	194,788
Equity securities	79	—	79
Mortgage and other loans receivable:
Residential mortgages	13,767	—	13,767
Commercial mortgages	33,733	2,682	36,415
Life insurance policy loans	1,392	302	1,694
Commercial loans, other loans and notes receivable	2,542	63	2,605
Total mortgage and other loans receivable(a)	51,434	3,047	54,481
Other invested assets(b)	8,317	1,918	10,235
Short-term investments	5,276	399	5,675
Total(c)	$242,173	$23,085	$265,258
(a)Net of total allowance for credit losses for $783 million and $727 million at June 30, 2026 and December 31, 2025, respectively.
(b)Other invested assets, excluding Fortitude Re funds withheld assets, include $6.4 billion and $6.3 billion of private equity funds as of June 30, 2026 and December 31,
2025, respectively, which are generally reported on a one-quarter lag.
(c)Includes the consolidation of approximately $4.7 billion and $5.1 billion of consolidated investment entities at June 30, 2026 and December 31, 2025, respectively.

Corebridge | Second Quarter 2026 Form 10-Q      114

ITEM 2 | Investments
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	June 30, 2026	December 31, 2025
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,096	$1,089
Obligations of states, municipalities and political subdivisions	3,429	3,915
Non-U.S. governments	3,719	4,270
Corporate debt	112,984	112,537
Mortgage-backed, asset-backed and collateralized:
RMBS	17,515	16,406
CMBS	8,786	8,959
CLO	8,674	8,995
ABS	22,210	21,740
Total mortgage-backed, asset-backed and collateralized	57,185	56,100
Total bonds available-for-sale	178,413	177,911
Other bond securities	368	394
Total fixed maturities	178,781	178,305
Equity securities	49	78
Mortgage and other loans receivable:
Residential mortgages	12,084	12,305
Commercial mortgages	34,317	34,295
Commercial loans, other loans and notes receivable	2,522	2,600
Total mortgage and other loans receivable(a)(b)	48,923	49,200
Other invested assets
Hedge funds	55	68
Private equity(c)	5,832	5,725
Real estate investments	38	11
Other invested assets - All other	1,872	848
Total other invested assets	7,797	6,652
Short-term investments	4,012	5,043
Total(d)	$239,562	$239,278
(a)Does not reflect allowance for credit loss on mortgage loans of $729 million and $692 million at June 30, 2026 and December 31, 2025, respectively.
(b)Does not reflect policy loans of $1.4 billion and $1.4 billion at June 30, 2026 and December 31, 2025, respectively.
(c)Private equity funds are generally reported on a one-quarter lag.
(d)Excludes approximately $4.7 billion and $5.1 billion of consolidated investment entities as well as $2.5 billion and $2.9 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at June 30, 2026 and December 31, 2025, respectively.

Corebridge | Second Quarter 2026 Form 10-Q      115

ITEM 2 | Investments
Credit Ratings
At June 30, 2026, nearly all our fixed maturity securities were held by our U.S. entities and 95% of these securities were rated investment grade by one or more of the principal rating agencies.
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
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’
generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and
CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC
Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of June 30, 2026 and
December 31, 2025, 96% and 95%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 96% and 96% investment grade as of June 30, 2026 and December 31, 2025, respectively. The remaining below investment grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
June 30, 2026
Other fixed maturity securities	$51,128	$62,174	$113,302	$4,517	$2,170	$354	$158	$7,199	$120,501
Mortgage-backed, asset-backed and collateralized	46,920	9,506	56,426	288	160	66	23	537	56,963
Total(b)	$98,048	$71,680	$169,728	$4,805	$2,330	$420	$181	$7,736	$177,464
Fortitude Re funds withheld assets									$17,221
Total fixed maturities									$194,685
December 31, 2025
Other fixed maturity securities	$52,407	$60,804	$113,211	$5,107	$2,279	$428	$81	$7,895	$121,106
Mortgage-backed, asset-backed and collateralized	45,535	9,734	55,269	270	203	76	63	612	55,881
Total(b)	$97,942	$70,538	$168,480	$5,377	$2,482	$504	$144	$8,507	$176,987
Fortitude Re funds withheld assets									$17,721
Total fixed maturities									$194,708
(a)Includes $0 million and $1 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of June 30, 2026 and $0 million and $1 million of NAIC 4 and 5 securities, respectively, as of December 31, 2025. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $56 million and $80 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2026 and December 31, 2025, respectively.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	June 30, 2026	December 31, 2025
NAIC 1	$98,557	$98,454
NAIC 2	72,483	71,341
NAIC 3	4,809	5,380
NAIC 4	2,332	2,484
NAIC 5 and 6	598	646
Total(a)(b)	$178,779	$178,305
a)Excludes approximately $39 million and $53 million of consolidated investment entities and $1.3 billion and $1.3 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at June 30, 2026 and December 31, 2025, respectively.
b)Excludes $2 million and $0 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2026 and December 31, 2025, respectively.

Corebridge | Second Quarter 2026 Form 10-Q      116

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
any of the major rating agencies, the NAIC or us.
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
June 30, 2026
Other fixed maturity securities	$52,410	$61,130	$113,540	$4,117	$2,212	$632	$6,961	$120,501
Mortgage-backed, asset-backed and collateralized	44,158	10,016	54,174	536	251	2,002	2,789	56,963
Total(c)	$96,568	$71,146	$167,714	$4,653	$2,463	$2,634	$9,750	$177,464
Fortitude Re funds withheld assets								$17,221
Total fixed maturities								$194,685
December 31, 2025
Other fixed maturity securities	$53,742	$59,819	$113,561	$4,758	$2,292	$495	$7,545	$121,106
Mortgage-backed, asset-backed and collateralized	42,517	10,330	52,847	524	280	2,230	3,034	55,881
Total(c)	$96,259	$70,149	$166,408	$5,282	$2,572	$2,725	$10,579	$176,987
Fortitude Re funds withheld assets								$17,721
Total fixed maturities								$194,708
(a)Includes $2.0 billion and $2.2 billion at June 30, 2026 and December 31, 2025, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)Includes $4 million of consolidated CLOs as of June 30, 2026 and $1 million as of December 31, 2025. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c)Excludes $56 million and $80 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2026 and December 31, 2025, respectively.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
June 30, 2026
Other fixed maturity securities	$52,409	$61,930	$114,339	$4,117	$2,213	$629	$6,959	$121,298
Mortgage-backed, asset-backed and collateralized	44,659	10,026	54,685	540	252	2,004	2,796	57,481
Total fixed maturities(a)(b)	$97,068	$71,956	$169,024	$4,657	$2,465	$2,633	$9,755	$178,779
December 31, 2025
Other fixed maturity securities	$53,740	$60,617	$114,357	$4,758	$2,291	$495	$7,544	$121,901
Mortgage-backed, asset-backed and collateralized	43,026	10,340	53,366	527	281	2,230	3,038	56,404
Total fixed maturities(a)(b)	$96,766	$70,957	$167,723	$5,285	$2,572	$2,725	$10,582	$178,305
(a)Excludes approximately $39 million and $53 million of consolidated investment entities and $1.3 billion and $1.3 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at June 30, 2026 and December 31, 2025, respectively.
(b)  Excludes $2 million and $0 million of fixed maturity securities for which no NAIC Designation is available at June 30, 2026 and December 31, 2025, respectively
For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk” in the 2025 Form
10-K.

Corebridge | Second Quarter 2026 Form 10-Q      117

ITEM 2 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Rating:
Other fixed maturity securities*
AAA	$1,249	$1,288	$—	$—	$1,249	$1,288
AA	11,444	22,019	—	31	11,444	22,050
A	39,699	30,403	18	1	39,717	30,404
BBB	61,084	59,768	46	51	61,130	59,819
Below investment grade	6,769	7,532	9	9	6,778	7,541
Non-rated	182	4	1	—	183	4
Total	$120,427	$121,014	$74	$92	$120,501	$121,106
Mortgage-backed, asset- backed and collateralized
AAA	$15,909	$10,723	$50	$10	$15,959	$10,733
AA	13,547	22,963	17	67	13,564	23,030
A	14,521	8,642	114	112	14,635	8,754
BBB	9,954	10,268	62	62	10,016	10,330
Below investment grade	2,742	2,982	45	46	2,787	3,028
Non-rated	33	50	25	36	58	86
Total	$56,706	$55,628	$313	$333	$57,019	$55,961
Total
AAA	$17,158	$12,011	$50	$10	$17,208	$12,021
AA	24,991	44,982	17	98	25,008	45,080
A	54,220	39,045	132	113	54,352	39,158
BBB	71,038	70,036	108	113	71,146	70,149
Below investment grade	9,511	10,514	54	55	9,565	10,569
Non-rated	215	54	26	36	241	90
Total	$177,133	$176,642	$387	$425	$177,520	$177,067

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Rating:
Other fixed maturity securities*
AAA	$332	$337	$20	$20	$352	$357
AA	2,120	2,799	602	1,038	2,722	3,837
A	4,196	3,660	572	232	4,768	3,892
BBB	4,120	4,269	1,664	1,524	5,784	5,793
Below investment grade	278	302	288	300	566	602
Non-rated	2	—	19	9	21	9
Total	$11,048	$11,367	$3,165	$3,123	$14,213	$14,490
Mortgage-backed, asset- backed and collateralized
AAA	$231	$89	$120	$86	$351	$175
AA	249	583	147	571	396	1,154
A	258	122	678	375	936	497
BBB	271	268	772	769	1,043	1,037
Below investment grade	249	309	32	57	281	366
Non-rated	—	1	1	1	1	2
Total	$1,258	$1,372	$1,750	$1,859	$3,008	$3,231

Corebridge | Second Quarter 2026 Form 10-Q      118

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Rating:
Total
AAA	$563	$426	$140	$106	$703	$532
AA	2,369	3,382	749	1,609	3,118	4,991
A	4,454	3,782	1,250	607	5,704	4,389
BBB	4,391	4,537	2,436	2,293	6,827	6,830
Below investment grade	527	611	320	357	847	968
Non-rated	2	1	20	10	22	11
Total	$12,306	$12,739	$4,915	$4,982	$17,221	$17,721

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Rating:
Other fixed maturity securities*
AAA	$1,581	$1,625	$20	$20	$1,601	$1,645
AA	13,564	24,818	602	1,069	14,166	25,887
A	43,895	34,063	590	233	44,485	34,296
BBB	65,204	64,037	1,710	1,575	66,914	65,612
Below investment grade	7,047	7,834	297	309	7,344	8,143
Non-rated	184	4	20	9	204	13
Total	$131,475	$132,381	$3,239	$3,215	$134,714	$135,596
Mortgage-backed, asset- backed and collateralized
AAA	$16,140	$10,812	$170	$96	$16,310	$10,908
AA	13,796	23,546	164	638	13,960	24,184
A	14,779	8,764	792	487	15,571	9,251
BBB	10,225	10,536	834	831	11,059	11,367
Below investment grade	2,991	3,291	77	103	3,068	3,394
Non-rated	33	51	26	37	59	88
Total	$57,964	$57,000	$2,063	$2,192	$60,027	$59,192
Total
AAA	$17,721	$12,437	$190	$116	$17,911	$12,553
AA	27,360	48,364	766	1,707	28,126	50,071
A	58,674	42,827	1,382	720	60,056	43,547
BBB	75,429	74,573	2,544	2,406	77,973	76,979
Below investment grade	10,038	11,125	374	412	10,412	11,537
Non-rated	217	55	46	46	263	101
Total	$189,439	$189,381	$5,302	$5,407	$194,741	$194,788
*Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S.
governments, and corporate debt.

Corebridge | Second Quarter 2026 Form 10-Q      119

ITEM 2 | Investments
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	June 30, 2026			December 31, 2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
France	$480	$19	$499	$471	$19	$490
Chile	407	22	429	481	23	504
Mexico	351	27	378	369	28	397
Indonesia	272	31	303	295	32	327
Saudi Arabia	179	19	198	195	19	214
Colombia	169	28	197	173	27	200
United Arab Emirates	160	1	161	199	1	200
Qatar	158	21	179	179	28	207
Panama	129	20	149	150	20	170
Norway	112	—	112	117	—	117
Other	1,302	95	1,397	1,641	95	1,736
Total*	$3,719	$283	$4,002	$4,270	$292	$4,562
*Includes bonds available-for-sale and other bond securities.
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	June 30, 2026			December 31, 2025
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$32,609	$1,918	$34,527	$33,605	$2,151	$35,756
Utilities	18,911	2,243	21,154	18,556	2,248	20,804
Communications	6,120	570	6,690	5,987	591	6,578
Consumer noncyclical	11,328	1,179	12,507	11,723	1,233	12,956
Capital goods	3,898	337	4,235	3,969	364	4,333
Energy	10,968	893	11,861	10,056	913	10,969
Consumer cyclical	6,455	417	6,872	6,404	410	6,814
Basic materials	4,221	251	4,472	4,170	250	4,420
Other	17,674	2,221	19,895	17,269	2,172	19,441
Total*	$112,184	$10,029	$122,213	$111,739	$10,332	$122,071
*94% and 94% of investments were rated investment grade at June 30, 2026 and December 31, 2025, respectively.

Corebridge | Second Quarter 2026 Form 10-Q      120

ITEM 2 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	June 30, 2026		December 31, 2025
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$5,579	33%	$4,097	25%
AAA	206		—
AA	5,373		4,097
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	2,896	17%	3,113	20%
AAA	1,425		976
AA	89		652
A	67		51
BBB	37		34
Below investment grade	1,278		1,400
Non-rated	—		—
Sub-prime RMBS	928	5%	981	6%
AAA	68		32
AA	56		87
A	56		60
BBB	71		24
Below investment grade	677		778
Non-rated	—		—
Prime non-agency	3,433	20%	3,621	23%
AAA	2,409		2,249
AA	693		856
A	142		327
BBB	104		86
Below investment grade	85		100
Non-rated	—		3
Other housing related	4,169	25%	4,079	26%
AAA	2,640		2,614
AA	868		886
A	608		461
BBB	50		106
Below investment grade	3		12
Non-rated	—		—
Total RMBS excluding Fortitude Re funds withheld assets	17,005	100%	15,891	100%
Total RMBS Fortitude Re funds withheld assets	439		459
Total RMBS*	$17,444		$16,350
*Includes $2.0 billion and $2.2 billion at June 30, 2026 and December 31, 2025, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | Second Quarter 2026 Form 10-Q      121

ITEM 2 | Investments
Investments in CMBS
The following table presents our CMBS available-for-sale securities:

	June 30, 2026		December 31, 2025
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$7,804	89%	$7,923	88%
AAA	4,154		2,993
AA	1,045		2,634
A	1,147		939
BBB	939		914
Below investment grade	519		443
Non-rated	—		—
Agency	852	10%	878	10%
AAA	64		—
AA	788		878
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Other	130	1%	158	2%
AAA	27		35
AA	—		4
A	11		18
BBB	92		101
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	8,786	100%	8,959	100%
Total Fortitude Re funds withheld assets	273		348
Total	$9,059		$9,307
The fair value of CMBS holdings increased slightly during the six months ended June 30, 2026. The majority of our investments in
CMBS are in tranches that contain substantial protection features through collateral subordination.

Corebridge | Second Quarter 2026 Form 10-Q      122

ITEM 2 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available-for-sale securities by collateral type:

	June 30, 2026		December 31, 2025
(dollars in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$8,636	28%	$8,967	29%
AAA	2,585		992
AA	2,146		3,820
A	2,440		2,512
BBB	1,434		1,598
Below investment grade	—		—
Non-rated	31		45
CDO - other	69	—%	71	—%
AAA	20		20
AA	47		49
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	2		2
ABS	22,210	72%	21,740	71%
AAA	2,312		812
AA	2,441		9,000
A	10,049		4,274
BBB	7,228		7,405
Below investment grade	180		249
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	30,915	100%	30,778	100%
Total Fortitude Re funds withheld assets	546		565
Total	$31,461		$31,343
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2026	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$39,669	$676	3,411	$874	$266	70	$38	$21	1	$40,581	$963	3,482
7-11 months	4,994	262	482	1,911	608	105	26	24	2	6,931	894	589
12 months or more	46,199	4,163	4,547	26,970	8,526	2,408	393	212	22	73,562	12,901	6,977
Total	90,862	5,101	8,440	29,755	9,400	2,583	457	257	25	121,074	14,758	11,048
Below investment grade bonds
0-6 months	1,756	34	479	85	25	14	19	15	4	1,860	74	497
7-11 months	352	12	70	18	6	3	5	5	2	375	23	75
12 months or more	2,223	160	508	394	127	73	37	23	15	2,654	310	596
Total	4,331	206	1,057	497	158	90	61	43	21	4,889	407	1,168
Total bonds
0-6 months	41,425	710	3,890	959	291	84	57	36	5	42,441	1,037	3,979
7-11 months	5,346	274	552	1,929	614	108	31	29	4	7,306	917	664
12 months or more	48,422	4,323	5,055	27,364	8,653	2,481	430	235	37	76,216	13,211	7,573
Total excluding Fortitude Re funds withheld assets	$95,193	$5,307	9,497	$30,252	$9,558	2,673	$518	$300	46	$125,963	$15,165	12,216
Total Fortitude Re funds withheld assets										$14,292	$3,098	611
Total										$140,255	$18,263	12,827

Corebridge | Second Quarter 2026 Form 10-Q      123

ITEM 2 | Investments

December 31, 2025	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$15,680	$340	1,413	$2,066	$645	125	$32	$30	2	$17,778	$1,015	1,540
7-11 months	7,442	360	566	765	220	73	16	8	—	8,223	588	639
12 months or more	49,278	4,129	5,240	26,792	8,428	2,352	248	133	16	76,318	12,690	7,608
Total	72,400	4,829	7,219	29,623	9,293	2,550	296	171	18	102,319	14,293	9,787
Below investment grade bonds
0-6 months	934	19	207	60	19	15	1	1	3	995	39	225
7-11 months	386	13	76	1	—	2	—	—	2	387	13	80
12 months or more	2,673	174	550	364	118	66	9	6	7	3,046	298	623
Total	3,993	206	833	425	137	83	10	7	12	4,428	350	928
Total bonds
0-6 months	16,614	359	1,620	2,126	664	140	33	31	5	18,773	1,054	1,765
7-11 months	7,828	373	642	766	220	75	16	8	2	8,610	601	719
12 months or more	51,951	4,303	5,790	27,156	8,546	2,418	257	139	23	79,364	12,988	8,231
Total excluding Fortitude Re funds withheld assets	$76,393	$5,035	8,052	$30,048	$9,430	2,633	$306	$178	30	$106,747	$14,643	10,715
Total Fortitude Re funds withheld assets										$14,498	$3,016	524
Total										$121,245	$17,659	11,239
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at June 30, 2026 and December 31, 2025.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
(e)Includes MTM movement relating to embedded derivatives and fair value hedge basis adjustment.
The allowance for credit losses was $8 million and $3 million for investment grade bonds, and $152 million and $127 million for below investment grade bonds as of June 30, 2026 and December 31, 2025, respectively.
Private Debt Investments
We invest in an array of private debt strategies, private debt consists of debt investments that are privately originated or privately negotiated rather than broadly syndicated or traded in active public markets. At June 30, 2026, Corebridge had private debt investments with a combined aggregate carrying value of $50.4 billion. As of June 30, 2026, 91% of our private debt portfolio had an investment grade rating. Our below investment grade exposure is primarily concentrated in middle market loans, which represented
6.5% of the private debt portfolio as of June 30, 2026. For all other asset classes noted below, we generally invest in investment grade assets and in senior tranches of structured securities.
The following table shows the composition of our private debt portfolio on an NAIC statutory accounting basis as of June
30, 2026.

(dollars in millions)	June 30, 2026
Corporate private placements(a)	$26,997
Infrastructure debt(b)	12,498
Private ABS(c)	7,671
Direct middle market lending(d)	3,280
Total	$50,446
(a)Corporate Private Placements – includes, the origination of direct or privately negotiated forms of debt to a corporation or entity and the origination of debt which has a guarantee from a corporation or entity. The substantial majority of these investments are investment-grade.
(b)Infrastructure – direct or privately negotiated debt issued to facilitate investments in categories including, but not limited to, essential social, economic, physical and digital assets. Some examples include investments in oil and gas pipelines, water pipelines, airports, roads, parking lots and data centers. Infrastructure investments are generally senior secured project finance investments and senior unsecured corporate debt obligations.
(c)Private ABS – direct or privately negotiated debt that is securitized by underlying cash flows from specific pools of collateral. Some examples include aircraft leases, music royalties, data center leases and oil and gas properties. The substantial majority of these investments are in the most senior tranches and investment-grade.
(d)Middle Market Lending – direct or privately negotiated debt issued to mid-sized companies (as measured by revenue or EBITDA) that are either unable to, or choose not to, access the public debt or broadly syndicated loan market. These loans usually have a below investment grade rating.

Corebridge | Second Quarter 2026 Form 10-Q      124

ITEM 2 | Investments
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the three and six months ended June 30, 2026, was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended June 30, 2026, net unrealized gains related to fixed maturity securities were $1.1 billion due to narrowing of credit spreads. For the six months ended June 30, 2026, net unrealized losses were $1.5 billion due to higher interest rates, partially offset by narrowing of credit spreads.
The change in net unrealized gains and losses on investments for the three and six months ended June 30, 2025 was primarily attributable to decreases in the fair value of fixed maturity securities. For the three months ended June 30, 2025, net unrealized gains related to fixed maturity securities increased by $1.6 billion due primarily to narrowing of credit spreads. For the six months ended
June 30, 2025, net unrealized gains related to fixed maturity securities increased by $3.6 billion due primarily to narrowing of credit spreads.
For further discussion of our investment portfolio, see Notes 4 and 5 to the Condensed Consolidated Financial Statements.
Commercial Mortgage Loans
At June 30, 2026 and December 31, 2025, we had direct commercial mortgage loan exposure of $36.9 billion and $37.0 billion, respectively. At June 30, 2026 and December 31, 2025, we had an allowance for credit losses of $629 million and $594 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
June 30, 2026
State:
New York	73	$1,939	$3,090	$251	$557	$63	$—	$5,900	17%
California	57	624	857	109	1,164	524	51	3,329	10%
New Jersey	47	1,514	4	266	954	—	20	2,758	8%
Florida	51	784	102	432	671	490	58	2,537	7%
Texas	41	820	444	341	200	17	177	1,999	6%
Massachusetts	18	350	799	511	29	—	—	1,689	5%
Colorado	18	512	41	200	234	110	—	1,097	3%
Illinois	20	324	311	2	350	—	57	1,044	3%
Pennsylvania	20	187	161	161	378	—	—	887	3%
Ohio	14	57	—	50	538	—	—	645	2%
Other States	113	2,637	104	507	1,882	246	87	5,463	16%
Foreign	57	3,014	1,008	880	1,317	422	328	6,969	20%
Total*	529	$12,762	$6,921	$3,710	$8,274	$1,872	$778	$34,317	100%
Fortitude Re funds withheld assets								$2,613
Total Commercial Mortgages								$36,930

Corebridge | Second Quarter 2026 Form 10-Q      125

ITEM 2 | Investments

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
December 31, 2025
State:
New York	74	$1,797	$3,163	$283	$561	$63	$—	$5,867	17%
California	59	628	851	138	1,170	560	52	3,399	10%
New Jersey	55	1,590	5	268	737	—	20	2,620	8%
Florida	51	827	104	447	602	490	58	2,528	7%
Texas	42	807	394	453	195	17	178	2,044	6%
Massachusetts	19	351	1,021	517	30	—	—	1,919	6%
Colorado	15	418	41	87	251	111	—	908	2%
Illinois	20	325	321	2	184	—	57	889	2%
Pennsylvania	20	179	157	163	380	—	—	879	3%
Ohio	14	58	—	52	539	—	—	649	2%
Other States	118	2,698	122	568	1,726	320	81	5,515	16%
Foreign	61	2,985	1,052	983	1,297	429	332	7,078	21%
Total*	548	$12,663	$7,231	$3,961	$7,672	$1,990	$778	$34,295	100%
Fortitude Re funds withheld assets								$2,714
Total Commercial Mortgages								$37,009
*Does not reflect allowance for credit losses.
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
June 30, 2026
Loan-to-value ratios(b)
Less than 65%	$22,539	$1,456	$108	$24,103
65% to 75%	6,851	873	43	7,767
76% to 80%	224	475	—	699
Greater than 80%	891	154	703	1,748
Total commercial mortgages excluding Fortitude Re(c)	$30,505	$2,958	$854	$34,317
Total commercial mortgages including Fortitude Re				$2,613
Total commercial mortgages				$36,930
December 31, 2025
Loan-to-value ratios(b)
Less than 65%	$22,122	$1,509	$126	$23,757
65% to 75%	7,202	953	—	8,155
76% to 80%	104	481	—	585
Greater than 80%	886	165	747	1,798
Total commercial mortgages excluding Fortitude Re(c)	$30,314	$3,108	$873	$34,295
Total commercial mortgages including Fortitude Re				$2,714
Total commercial mortgages				$37,009
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both periods ended June 30, 2026 and December 31, 2025, respectively. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 61% and 60% at both periods ended June 30, 2026 and December 31, 2025, respectively. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
(c)Does not reflect allowance for credit losses.

Corebridge | Second Quarter 2026 Form 10-Q      126

ITEM 2 | Investments
Residential Mortgage Loans
At June 30, 2026 and December 31, 2025, we had direct residential mortgage loan exposure of $13.5 billion and $13.8 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

June 30, 2026
(in millions)	2026	2025	2024	2023	2022	Prior	Total
FICO:(a)
780 and greater	$31	$732	$968	$524	$600	$3,361	$6,216
720 - 779	68	1,155	1,638	859	498	1,021	5,239
660 - 719	16	311	553	261	159	482	1,782
600 - 659	—	—	—	9	24	166	199
Less than 600	—	—	—	8	19	76	103
Total residential mortgages(b)(c)	$115	$2,198	$3,159	$1,661	$1,300	$5,106	$13,539

December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO:(a)
780 and greater	$595	$974	$570	$616	$2,129	$1,384	$6,268
720 - 779	1,044	1,740	926	529	509	543	5,291
660 - 719	287	578	292	180	125	349	1,811
600 - 659	107	54	17	28	15	158	379
Less than 600	—	—	5	12	7	66	90
Total residential mortgages(b)(c)	$2,033	$3,346	$1,810	$1,365	$2,785	$2,500	$13,839
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On June 30,
2026 and December 31, 2025 residential loans direct to consumers totaled $7.4 billion and $7.8 billion, respectively.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on credit losses, see Note 5 and for additional discussion on commercial mortgage loans, see Note 6 to the
Condensed Consolidated Financial Statements.
Net Realized Gains and Losses

	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended June 30,
Sales of fixed maturity securities	$(59)	$—	$(59)	$(513)	$(5)	$(518)
Intent to Sell(a)	—	—	—	(250)	—	(250)
Change in allowance for credit losses on fixed maturity securities	(80)	(1)	(81)	(41)	(4)	(45)
Change in allowance for credit losses on loans	(30)	(7)	(37)	14	5	19
Foreign exchange transactions, net of related hedges	(80)	(1)	(81)	(445)	(3)	(448)
Index-linked interest credited embedded derivatives, net of related hedges	(154)	—	(154)	(248)	—	(248)
All other derivatives and hedge accounting(b)	204	(16)	188	(172)	(21)	(193)
Sales of alternative investments and real estate	(3)	(1)	(4)	(9)	(2)	(11)
Other	(11)	1	(10)	(30)	—	(30)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(213)	(25)	(238)	(1,694)	(30)	(1,724)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(316)	(316)	—	(251)	(251)
Net realized losses	$(213)	$(341)	$(554)	$(1,694)	$(281)	$(1,975)

Corebridge | Second Quarter 2026 Form 10-Q      127

ITEM 2 | Investments

	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Six Months Ended June 30,
Sales of fixed maturity securities	$(245)	$(13)	$(258)	$(654)	$(20)	$(674)
Intent to Sell	(60)	—	(60)	(250)	—	(250)
Change in allowance for credit losses on fixed maturity securities	(136)	(1)	(137)	(61)	(12)	(73)
Change in allowance for credit losses on loans	(52)	(18)	(70)	(2)	3	1
Foreign exchange transactions, net of related hedges	120	6	126	(566)	10	(556)
Index-linked interest credited embedded derivatives, net of related hedges	(195)	—	(195)	(536)	—	(536)
All other derivatives and hedge accounting*	26	(4)	22	(416)	16	(400)
Sales of alternative investments and real estate	4	(8)	(4)	3	(4)	(1)
Other	(4)	(8)	(12)	(34)	(19)	(53)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(542)	(46)	(588)	(2,516)	(26)	(2,542)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(302)	(302)	—	(847)	(847)
Net realized losses	$(542)	$(348)	$(890)	$(2,516)	$(873)	$(3,389)
*Derivative activity related to hedging certain MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14 to the
Condensed Consolidated Financial Statements.
Lower net realized losses, excluding Fortitude Re funds withheld assets, in the three and six months ended June 30, 2026, compared to same period in the prior year, were primarily due to gain on derivatives and foreign exchange transactions in the current period compared to losses on derivatives and foreign exchange transactions in the same period in the prior year.
Index-linked interest credited embedded derivatives, net of related hedges, reflected lower losses in the three and six months ended
June 30, 2026 compared to the same period in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
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
Other Invested Assets
We seek to enhance returns through investment in a diversified portfolio of alternative asset classes, including private equity, real estate equity and hedge funds.
The following table presents the carrying value of our other invested assets by type:

	June 30, 2026			December 31, 2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)	$6,463	$1,716	$8,179	$6,323	$1,800	$8,123
Investment real estate(b)	918	86	1,004	867	118	985
All other investments(c)	2,131	—	2,131	1,127	—	1,127
Total	$9,512	$1,802	$11,314	$8,317	$1,918	$10,235
(a)At June 30, 2026, included hedge funds of $96 million and private equity funds of $8.1 billion. At December 31, 2025, included hedge funds of $121 million and private equity funds of $8.0 billion.
(b)Net of accumulated depreciation of $443 million and $406 million as of June 30, 2026 and December 31, 2025, respectively.
(c)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in
Fortitude Re Bermuda totaled $156 million and $156 million at June 30, 2026 and December 31, 2025, respectively.

Corebridge | Second Quarter 2026 Form 10-Q      128

ITEM 2 | Investments
Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps and bond forwards) are used to manage interest rate risk associated with both embedded derivatives and MRBs contained in insurance contract liabilities and fixed maturity securities as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with foreign denominated investments, net capital exposures and foreign currency transactions. Equity derivatives (such as equity futures, swaps and options) are used to mitigate financial risk embedded in certain insurance liabilities. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, credit default swaps (“CDS”) and purchases of investments with embedded derivatives, such as equity linked notes and convertible bonds.
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
For additional information on embedded derivatives, see Notes 4 and 9 to the Condensed Consolidated Financial Statements.
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2026				December 31, 2025
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$7,990	$292	$14,297	$443	$11,987	$364	$9,734	$234
Foreign exchange contracts	6,768	369	2,936	166	3,855	252	8,128	236
Derivatives not designated as hedging instruments(a)
Interest rate contracts	24,663	642	21,920	1,485	19,672	552	25,397	1,399
Foreign exchange contracts	9,786	543	5,763	298	6,139	459	6,847	318
Equity contracts	75,268	10,042	75,833	6,197	66,780	8,388	64,855	4,900
Credit contracts(b)	20,775	418	21,950	17	—	—	—	—
Other contracts(c)	49,978	15	44	1	49,020	14	212	4
Total derivatives, excluding Fortitude Re funds withheld	$195,228	$12,321	$142,743	$8,607	$157,453	$10,029	$115,173	$7,091
Total derivatives, Fortitude Re funds withheld	$—	$—	$—	$—	$—	$—	$—	$—
Total derivatives, gross(d)	$195,228	$12,321	$142,743	$8,607	$157,453	$10,029	$115,173	$7,091
Counterparty netting(e)		(7,501)		(7,501)		(6,106)		(6,106)
Cash collateral(f)		(3,844)		(828)		(3,482)		(686)
Total derivatives on Condensed Consolidated Balance Sheets(g)		$976		$278		$441		$299
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)Includes written credit default swaps linked to certain actively traded indices. In the case of a credit event, the maximum future payment is limited to the constituent’s representation within the index.

Corebridge | Second Quarter 2026 Form 10-Q      129

ITEM 2 | Investments
(c)Consists primarily of SVWs and contracts with multiple underlying exposures.
(d)Includes $13.9 billion and $20.5 billion of notional amounts associated with reinsurance agreements at June 30, 2026 and December 31, 2025.
(e)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(f)Represents cash collateral posted and received that is eligible for netting.
(g)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. All derivative transactions are with third parties. Fair value of assets related to bifurcated embedded derivatives was zero at both June 30, 2026 and
December 31, 2025. Fair value of liabilities related to bifurcated embedded derivatives was $17.6 billion and $16.0 billion, respectively, at June 30, 2026 and
December 31, 2025. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded
derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components, bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7 to the Condensed Consolidated Financial
Statements.
For additional information, see Note 9 to the Condensed Consolidated Financial Statements.

Corebridge | Second Quarter 2026 Form 10-Q      130

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
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING
COMPANIES
As of June 30, 2026 and December 31, 2025, Corebridge Parent and its non-regulated intermediate holding companies (“Corebridge
Hold Cos.”) had $4.4 billion and $5.3 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $3.0 billion and $3.0 billion committed revolving credit facility as of June 30, 2026 and December 31, 2025, respectively. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries, sales of businesses and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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
As of June 30, 2026, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our subsidiaries (primarily, insurance companies) which totaled $276 million and $276 million at June 30, 2026 and December 31, 2025, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	June 30,	December 31,
(in millions)	2026	2025
Cash and short-term investments	$1,439	$2,319
Total Corebridge Hold Cos. liquidity	1,439	2,319
Available capacity under committed, revolving credit facility	3,000	3,000
Total Corebridge Hold Cos. liquidity sources	$4,439	$5,319
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
Liquidity to Corebridge Parent from Subsidiaries
During the three and six months ended June 30, 2026, Corebridge Hold Cos. received $475 million and $1.4 billion in dividends from subsidiaries, the six months ended June 30, 2026 includes dividends sourced from a portion of the proceeds received from the reinsurance agreement with CSLR.

Corebridge | Second Quarter 2026 Form 10-Q      131

ITEM 2 | Liquidity and Capital Resources
USES
Interest Payments
We made interest payments on our debt instruments totaling $155 million and $237 million, respectively, during the three and six months ended June 30, 2026.
Dividends
During the three and six months ended June 30, 2026, we paid cash dividends totaling $112 million and $226 million, respectively, consisting of a quarterly dividend of $0.25 per share of Corebridge Parent common stock.
During the three and six months ended June 30, 2026, we paid cash dividends totaling $18 million, consisting of a semi-annual dividend of $36.86 per share of Corebridge Parent preferred stock.
Repurchase of Common Stock
During the three and six months ended June 30, 2026, we repurchased approximately 11 million and 52 million of shares of
Corebridge Parent common stock, for an aggregate purchase price of approximately $300 million and $1.6 billion.
For additional information, see Note 16 to the Condensed Consolidated Financial Statements.
Contributions
During the three and six months ended June 30, 2026, Corebridge Hold Cos. made capital contributions totaling $75 million and $150 million to CRBG Bermuda.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-
puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $6.1 billion which were due to FHLBs in their respective districts at June 30, 2026, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at June 30, 2026.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had $2.3 billion and $3.4 billion of securities subject to these agreements at June 30, 2026 and December 31, 2025 and $2.4 billion and $3.3 billion liabilities to borrowers for collateral received at June 30, 2026 and December 31, 2025.
We manage the capital of our Life Fleet RBC ratio targeting above 400%. AGC serves as an affiliate reinsurance company. The surplus of AGC is comprised predominantly of the statutory surplus of the Life Fleet. Given that AGC has no primary operations outside of this internal reinsurance, we believe that excluding AGC from the Life Fleet RBC ratio calculation presents a more accurate view of the overall capital position of our U.S. operating entities. Our Life Fleet RBC ratio was above our minimum target Life Fleet
RBC ratio of 400% as of December 31, 2025.

Corebridge | Second Quarter 2026 Form 10-Q      132

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
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Six Months Ended June 30,
(in millions)	2026	2025
Sources:
Operating activities, net	$—	$116
Net changes in policyholder account balances	3,648	7,780
Issuance of debt of consolidated investment entities	79	52
Contributions from noncontrolling interests	8	38
Financing other, net	64	70
Net change in securities lending and repurchase agreements	—	—
Total Sources	3,799	8,056

Uses:
Operating activities, net	(53)	—
Investing activities, net	(968)	(6,545)
Repayments of debt of consolidated investment entities	(113)	(105)
Repayments of short-term debt	—	(1,000)
Distributions to noncontrolling interests	(32)	(32)
Dividends paid on common stock	(226)	(264)
Dividends paid on preferred stock	(18)	—
Net change in securities lending and repurchase agreements	(934)	(5)
Repurchase of common stock	(1,550)	(632)
Effect of exchange rate changes on cash and restricted cash	—	(1)
Total Uses	(3,894)	(8,584)
Net increase (decrease) in cash and cash equivalents	$(95)	$(528)
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
Investing Activities
Cash inflows from investing activities primarily include sales and maturities of underlying assets, mainly fixed maturities available-for-
sale and principal payments on mortgage and other loans. The primary cash outflows for investing activities relate to the purchases of new securities, mainly fixed maturities available-for-sale.
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
CONTRACTUAL OBLIGATIONS
As of June 30, 2026, there have been no material changes in our contractual obligations from December 31, 2025, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and
Capital Resources — Contractual Obligations” in the 2025 Form 10-K.

Corebridge | Second Quarter 2026 Form 10-Q      133

ITEM 2 | Liquidity and Capital Resources
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2025	Issuances	Maturities and Repayments	Other Changes	Balance at June 30, 2026
Current portion of long-term debt:
Senior unsecured notes*	2027	$—	$—	$—	$1,250	$1,250
Total short-term debt		—	—	—	1,250	1,250
Long-term debt issued by Corebridge:
Senior unsecured notes	2029 - 2052	$6,750	$—	$—	$(1,250)	$5,500
Hybrid junior subordinated notes	2052 - 2064	2,350	—	—	—	2,350
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	2029	99	—	—	—	99
CRBGLH junior subordinated debentures	2030 - 2046	227	—	—	—	227
Total long-term debt		9,426	—	—	(1,250)	8,176
Debt issuance costs		(67)	—	—	3	(64)
Total long-term debt, net of debt issuance costs		9,359	—	—	(1,247)	8,112
Total debt, net of issuance costs		$9,359	$—	$—	$3	$9,362
*Represents $1.25 billion of 3.65% senior notes that will mature on April 5, 2027.
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
DEBT OF CONSOLIDATED INVESTMENT ENTITIES
Our non-financial debt includes debt of consolidated investment entities and such debt does not represent our contractual obligation and is non-recourse to Corebridge. This non-financial debt includes notes and bonds payables supported by cash and investments held by us and certain of our non-insurance subsidiaries for the repayment of those obligations.

(in millions)	Balance at December 31, 2025	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance at June 30, 2026
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$1,547	$79	$(113)	$(5)	$—	$1,508
(a)At June 30, 2026, includes debt of consolidated investment entities related to real estate investments of $415 million and other securitization vehicles of $842 million.
(b)In relation to the debt of consolidated investment entities not guaranteed by Corebridge, creditors or beneficial interest holders of VIEs generally only have recourse to the assets and cash flows of the VIEs and do not have recourse to us.

Corebridge | Second Quarter 2026 Form 10-Q      134

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
INSURER FINANCIAL STRENGTH RATINGS
IFS ratings estimate an insurance company’s ability to pay its obligations under an insurance policy.
The following table presents the ratings of our primary insurance subsidiaries as of the date of this filing:

	Moody’s(a)	S&P(b)	Fitch(c)	A.M. Best(d)
American General Life Insurance Company	A2	A+	A+	A
The Variable Annuity Life Insurance Company	A2	A+	A+	A
The United States Life Insurance Company in the City of New York	A2	A+	A+	A
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
(d)AM Best ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. AM Best has placed the ratings
Under Review with Developing Implications due to the pending merger with Equitable.
These IFS ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
During the second quarter of 2026, AGL entered into two committed repurchase agreement facilities totaling $1 billion. There were no outstanding borrowings under the facilities as of June 30, 2026.
As of June 30, 2026, other than the repo facilities disclosed above, there have been no material changes in our off-balance-sheet arrangements and commercial commitments from December 31, 2025, a description of which may be found in “Management’s
Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Off-Balance Sheet
Arrangements and Commercial Commitments” in the 2025 Form 10-K.

Corebridge | Second Quarter 2026 Form 10-Q      135

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
Glossary
For a list of defined terms see the “Management’s Discussion and Analysis of Financial Condition and Results of Operation—
Glossary” in our 2025 Form 10-K.
Certain Important Terms
For a list of certain important terms see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—
Certain Important Terms” in our 2025 Form 10-K.
Acronyms
For list of acronyms see “Management’s Discussion and Analysis of Financial Condition and Results of Operation— Acronyms” in our
2025 Form 10-K.

Corebridge | Second Quarter 2026 Form 10-Q      136

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
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026.
Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corebridge | Second Quarter 2026 Form 10-Q      137

ITEM 1 | Legal Proceedings
Part II - Other Information

ITEM 1 | Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 15 to the Condensed Consolidated Financial
Statements.

ITEM 1A | Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in “Risk
Factors” in our 2025 Form 10-K and in our first quarter 2026 Form 10-Q. There have been no material changes in Corebridge’s risk factors from those disclosed in "Risk Factors" in the 2025 Form 10-K. and in the first quarter 2026 Form 10-Q.

Corebridge | Second Quarter 2026 Form 10-Q      138

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

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
04/01/26 through 04/30/26	—	$—	—	$1,342
05/01/26 through 05/31/26	5,856,168	27.24	5,856,168	1,182
06/01/26 through 06/30/26	5,108,345	27.50	5,108,345	1,042
Total	10,964,513	$27.36	10,964,513	$1,042
*Excludes excise tax of $3.0 million due to the Inflation Reduction Act of 2022 for the three months ended June 30, 2026.
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
On May 3, 2026, we mutually agreed with Equitable to waive certain of the restrictions under the merger agreement to permit the repurchase by Corebridge and Equitable of Corebridge common stock and Equitable common stock, respectively, during the pendency of the Mergers (including, but not limited to, the period from the filing with the SEC of the preliminary proxy statement/
prospectus related to the Mergers until the commencement of mailing of the definitive preliminary proxy statement/prospectus). There can be no assurance that we will determine to make such share repurchases during the above noted time period and if undertaken, the volume, pricing, timing and method of repurchases of shares of our common stock will be at our discretion.
During the three months ended June 30, 2026, Corebridge Parent repurchased approximately 11 million shares of Corebridge Parent common stock, par value $0.01 per share, for an aggregate purchase price of $300 million, pursuant to the Program.
As of June 30, 2026, approximately $1.0 billion remained under the Program authorizations.
For additional information related to share repurchases see Note 16 to the Condensed Consolidated Financial Statements.

ITEM 5 | Other Information
Not applicable.

Corebridge | Second Quarter 2026 Form 10-Q      139

Exhibit Index
Exhibit Index

Exhibit Number	Description
10.1
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
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business
Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31,
2025, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30,
2026 and 2025, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30,
2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101).
*	Filed herewith.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, as amended.

Corebridge | Second Quarter 2026 Form 10-Q      140

Signatures

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)

/s/ CHRISTOPHER FILIAGGI
Christopher Filiaggi
Interim Chief Financial Officer and Chief Accounting Officer

Dated August 5 2026