Form 10-Q
period 2026-09-30
Corebridge Financial, Inc.
filed 2026-11-03
CIK 1889539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, there were 438,475,911 shares outstanding of the registrant’s common stock.

Corebridge | Third Quarter 2026 Form 10-Q      2

COREBRIDGE FINANCIAL, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

FORM 10-Q

Corebridge | Third Quarter 2026 Form 10-Q      3

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
market, and geopolitical tensions;
•the unpredictability of the amount and timing of insurance liability claims;
•unavailable, uneconomical or inadequate reinsurance or recaptures of reinsured liabilities;

Corebridge | Third Quarter 2026 Form 10-Q      4

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
•other factors discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as our Quarterly Reports on
Form 10-Q.

Corebridge | Third Quarter 2026 Form 10-Q      5

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
public conference calls and webcasts, fact sheets and other documents and media. The information found on our website is not incorporated by reference into this Quarterly Report or in any other report or document we submit to the SEC, and any references to our website are intended to be inactive textual references only.

Corebridge | Third Quarter 2026 Form 10-Q      6

Part I – Financial Information

Item 1. | Financial Statements

Corebridge Financial, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	September 30, 2026	December 31, 2025
Assets:
Investments:
Fixed maturity securities:
Bonds available-for-sale, at fair value, net of allowance for credit losses of $145 in 2026 and $130 in 2025 (amortized cost: 2026 - $207,436; 2025 - $203,848)*	$182,757	$189,381
Other bond securities, at fair value (See Note 5)*	5,187	5,407
Equity securities, at fair value (See Note 5)*	50	79
Mortgage and other loans receivable, net of allowance for credit losses of $816 in 2026 and $727 in 2025*	54,383	54,481
Other invested assets (portion measured at fair value: 2026 - $8,560; 2025 - $8,106)*	11,655	10,235
Short-term investments, including restricted cash of $3 in 2026 and $4 in 2025 (portion measured at fair value: 2026 - $1,891; 2025 - $1,624)*	4,493	5,675
Total investments	258,525	265,258
Cash*	453	447
Accrued investment income*	2,463	2,379
Premiums and other receivables, net of allowance for credit losses of $1 in 2026 and $1 in 2025	547	648
Reinsurance assets - Fortitude Re, net of allowance for credit losses of $0 in 2026 and $0 in 2025	22,126	24,139
Reinsurance assets - other, net of allowance for credit losses of $5 in 2026 and $6 in 2025	1,832	1,912
Current and deferred income taxes	7,685	7,467
Deferred policy acquisition costs and value of business acquired	8,874	8,885
Market risk benefit assets, at fair value	2,348	2,392
Other assets, including restricted cash of $1 in 2026 and $2 in 2025 (portion measured at fair value: 2026 - $472; 2025 - $441)*	4,510	4,435
Separate account assets, at fair value	94,707	95,585
Total assets	$404,070	$413,547
Liabilities:
Future policy benefits for life and accident and health insurance contracts	$55,958	$60,971
Policyholder contract deposits (portion measured at fair value: 2026 - $12,755; 2025 - $12,156)	194,343	188,876
Market risk benefit liabilities, at fair value	7,223	7,309
Other policyholder funds	3,015	2,959
Fortitude Re funds withheld payable (portion measured at fair value: 2026 - $2,988; 2025 - $3,795)	21,589	23,648
Other liabilities (portion measured at fair value: 2026 - $402; 2025 - $322)*	8,230	9,333
Short-term and long-term debt, of which $1,250 in 2026 and $0 in 2025 is short-term debt	10,107	9,359
Debt of consolidated investment entities*	1,472	1,547
Separate account liabilities	94,707	95,585
Total liabilities	$396,644	$399,587
Contingencies, commitments and guarantees (See Note 16)
Corebridge Shareholders' equity:
Preferred stock and additional paid-in capital, $1 par value and $1,000 liquidation preference	$493	$493
Common stock, $0.01 par value; 2,500,000,000 shares authorized; shares issued: 2026 - 650,189,849 and 2025 - 650,189,849	7	7
Treasury stock, at cost; 2026 - 209,875,142 shares and 2025 - 153,816,103 shares	(6,094)	(4,382)
Additional paid-in capital	8,163	8,162
Retained earnings	19,404	18,373
Accumulated other comprehensive loss	(15,244)	(9,452)
Total Corebridge Shareholders' equity	6,729	13,201
Non-redeemable noncontrolling interests	697	759
Total equity	$7,426	$13,960
Total liabilities and equity	$404,070	$413,547
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | Third Quarter 2026 Form 10-Q      7

Corebridge Financial, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2026	2025	2026	2025
Revenues:
Premiums	$539	$1,944	$1,468	$3,261
Policy fees	607	659	1,841	2,100
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,150	2,952	9,044	8,805
Net investment income - Fortitude Re funds withheld assets	120	368	613	1,042
Total net investment income	3,270	3,320	9,657	9,847
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	801	(1)	259	(2,517)
Net realized losses on Fortitude Re funds withheld assets	(208)	(10)	(254)	(36)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	1,032	(670)	730	(1,517)
Total net realized gains (losses)	1,625	(681)	735	(4,070)
Advisory fee income	89	131	259	377
Other income	34	43	82	199
Total revenues	6,164	5,416	14,042	11,714
Benefits and expenses:
Policyholder benefits (includes remeasurement (gains) losses of $144 and $179 for the three months ended September 30, 2026 and 2025, and $290 and $384, for the nine months ended September 30, 2026 and 2025, respectively)	1,218	2,594	3,312	5,033
Change in the fair value of market risk benefits, net	(10)	299	548	405
Interest credited to policyholder account balances	1,638	1,494	4,733	4,397
Amortization of deferred policy acquisition costs and value of business acquired	267	253	760	803
Non-deferrable insurance commissions	100	131	306	439
Advisory fee expenses	43	71	132	205
General operating expenses	450	481	1,384	1,524
Interest expense	134	135	396	420
Net (gain) on divestitures	—	—	(2)	—
Total benefits and expenses	3,840	5,458	11,569	13,226
Income (loss) before income tax expense (benefit)	2,324	(42)	2,473	(1,512)
Income tax expense (benefit)	880	(179)	1,088	(324)
Net income (loss)	1,444	137	1,385	(1,188)
Less: Net income (loss) attributable to noncontrolling interests	4	(7)	(4)	(8)
Net income (loss) attributable to Corebridge	1,440	144	1,389	(1,180)
Less: Preferred stock dividends	—	—	18	—
Net income (loss) available to Corebridge common shareholders	$1,440	$144	$1,371	$(1,180)

Income (loss) per common share available to Corebridge common shareholders:
Common stock - basic	$3.23	$0.27	$3.00	$(2.15)
Common stock - diluted	$3.22	$0.27	$2.99	$(2.15)

Weighted average shares outstanding:
Common stock - basic	445.6	539.1	457.7	549.1
Common stock - diluted	447.2	540.6	459.0	549.1
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | Third Quarter 2026 Form 10-Q      8

Corebridge Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$1,444	$137	$1,385	$(1,188)
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	10	(7)	2	19
Change in unrealized appreciation (depreciation) of all other investments	(6,650)	2,020	(7,945)	4,766
Change in fair value of market risk benefits attributable to changes in our own credit risk	272	(264)	535	(298)
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	1,635	(154)	2,089	(67)
Change in cash flow hedges	(341)	4	(466)	186
Change in foreign currency translation adjustments	(3)	6	(7)	48
Other comprehensive income (loss)	(5,077)	1,605	(5,792)	4,654
Comprehensive income (loss)	(3,633)	1,742	(4,407)	3,466
Less:
Comprehensive income (loss) attributable to noncontrolling interests	4	(7)	(4)	(7)
Comprehensive income (loss) attributable to Corebridge	$(3,637)	$1,749	$(4,403)	$3,473
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | Third Quarter 2026 Form 10-Q      9

Corebridge Financial, Inc. Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Preferred Stock and Additional Paid-In Capital	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Corebridge Shareholders' Equity	Non- Redeemable Noncontrolling Interests	Total Shareholders' Equity
Three Months Ended September 30, 2026
Balance, beginning of period	$493	$7	$(5,908)	$8,151	$18,075	$(10,167)	$10,651	$722	$11,373
Common stock issued under stock plans	—	—	1	(1)	—	—	—	—	—
Purchase of common stock	—	—	(187)	—	—	—	(187)	—	(187)
Net income attributable to Corebridge or noncontrolling interests	—	—	—	—	1,440	—	1,440	4	1,444
Dividends on preferred stock	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	(110)	—	(110)	—	(110)
Other comprehensive loss, net of tax	—	—	—	—	—	(5,077)	(5,077)	—	(5,077)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(31)	(31)
Other	—	—	—	13	(1)	—	12	—	12
Balance, end of period	$493	$7	$(6,094)	$8,163	$19,404	$(15,244)	$6,729	$697	$7,426

Three Months Ended September 30, 2025
Balance, beginning of period	$—	$7	$(2,881)	$8,140	$17,669	$(10,633)	$12,302	$867	$13,169
Common stock issued under stock plans	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	(384)	—	—	—	(384)	—	(384)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	—	144	—	144	(7)	137
Dividends on common stock	—	—	—	—	(128)	—	(128)	—	(128)
Other comprehensive loss, net of tax	—	—	—	—	—	1,605	1,605	—	1,605
Contributions from noncontrolling interests	—	—	—	—	—	—	—	13	13
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(92)	(92)
Other	—	—	—	11	(8)	—	3	(1)	2
Balance, end of period	$—	$7	$(3,265)	$8,151	$17,677	$(9,028)	$13,542	$780	$14,322

Nine Months Ended September 30, 2026
Balance, beginning of year	$493	$7	$(4,382)	$8,162	$18,373	$(9,452)	$13,201	$759	$13,960
Common stock issued under stock plans	—	—	40	(40)	—	—	—	—	—
Purchase of common stock	—	—	(1,752)	—	—	—	(1,752)	—	(1,752)
Net income (loss) attributable to Corebridge or noncontrolling interests	—	—	—	—	1,389	—	1,389	(4)	1,385
Dividends on preferred stock	—	—	—	—	(18)	—	(18)	—	(18)
Dividends on common stock	—	—	—	—	(336)	—	(336)	—	(336)
Other comprehensive loss, net of tax	—	—	—	—	—	(5,792)	(5,792)	—	(5,792)
Changes in noncontrolling interests due to divestitures and acquisitions	—	—	—	—	—	—	—	2	2
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(63)	(63)
Other	—	—	—	41	(4)	—	37	(5)	32
Balance, end of period	$493	$7	$(6,094)	$8,163	$19,404	$(15,244)	$6,729	$697	$7,426

Nine Months Ended September 30, 2025
Balance, beginning of year	$—	$7	$(2,282)	$8,161	$19,257	$(13,681)	$11,462	$864	$12,326
Common stock issued under stock plans	—	—	41	(41)	—	—	—	—	—
Purchase of common stock	—	—	(1,024)	—	—	—	(1,024)	—	(1,024)
Net loss attributable to Corebridge or noncontrolling interests	—	—	—	—	(1,180)	—	(1,180)	(8)	(1,188)
Dividends on common stock	—	—	—	—	(392)	—	(392)	—	(392)
Other comprehensive loss, net of tax	—	—	—	—	—	4,653	4,653	1	4,654
Contributions from noncontrolling interests	—	—	—	—	—	—	—	51	51
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(124)	(124)
Other	—	—	—	31	(8)	—	23	(4)	19
Balance, end of period	$—	$7	$(3,265)	$8,151	$17,677	$(9,028)	$13,542	$780	$14,322
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | Third Quarter 2026 Form 10-Q      10

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,385	$(1,188)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income (loss):
Net losses (gains) on sales of securities available-for-sale and other assets	287	932
Net (gain) loss on divestitures	(2)	—
Unrealized (gains) losses in earnings - net	(375)	982
Change in the fair value of market risk benefits in earnings, net	516	563
Equity in income from equity method investments, net of dividends or distributions	22	12
Depreciation and other amortization	532	382
Impairments of assets	28	43
Changes in operating assets and liabilities:
Insurance liabilities	(378)	(61)
Premiums and other receivables and payables - net	(32)	8
Funds held relating to Fortitude Re Reinsurance contracts	(2,178)	(309)
Reinsurance assets and funds held under reinsurance treaties	577	843
Capitalization of deferred policy acquisition costs	(912)	(1,057)
Current and deferred income taxes - net	1,063	(543)
Other, net	19	(467)
Total adjustments	(833)	1,328
Net cash provided (used in) by operating activities	552	140
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available-for-sale securities	6,364	11,060
Other securities	2,284	903
Other invested assets	1,438	1,377
Divestitures, net	9	—
Maturities of fixed maturity securities available-for-sale	13,774	14,077
Principal payments received on mortgage and other loans receivable	5,457	6,131
Purchases of:
Available-for-sale securities	(24,156)	(32,457)
Other securities	(2,352)	(3,127)
Other invested assets	(2,509)	(1,186)
Mortgage and other loans receivable	(5,715)	(6,556)
Net change in short-term investments	1,179	629
Net change in derivative assets and liabilities	512	(728)
Other, net	8	15
Net cash (used in) investing activities	(3,707)	(9,862)

Corebridge | Third Quarter 2026 Form 10-Q      11

Corebridge Financial, Inc.
Condensed Consolidated Statements of Cash Flows(unaudited)(continued)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash flows from financing activities:
Proceeds from (payments for):
Policyholder contract deposits	$28,019	$31,860
Policyholder contract withdrawals	(22,388)	(19,927)
Issuance of long-term debt	743	—
Issuance of debt of consolidated investment entities	87	125
Repayments of short-term debt	—	(1,101)
Maturities and repayments of debt of consolidated investment entities	(163)	(426)
Dividends paid on common stock	(336)	(392)
Dividends paid on preferred stock	(18)	—
Distributions to noncontrolling interests	(63)	(124)
Contributions from noncontrolling interests	8	51
Net change in securities lending and repurchase agreements	(1,043)	672
Repurchase of common stock	(1,735)	(1,012)
Other, net*	48	(507)
Net cash provided by (used in) financing activities	3,159	9,219
Effect of exchange rate changes on cash and restricted cash	—	1
Net increase (decrease) in cash and restricted cash	4	(502)
Cash and restricted cash at beginning of year	453	824
Cash and restricted cash at end of period	$457	$322
*Includes an inflow of $4 million and an outflow of $0.6 billion of cash related to the individual variable annuity business reinsured to Corporate Solutions Life Reinsurance
Company for the nine months ended September 30, 2026 and 2025, respectively.

Supplementary Disclosure of Consolidated Cash Flow Information
	Nine Months Ended September 30,
(in millions)	2026	2025
Cash	$453	$316
Restricted cash included in short-term investments	3	4
Restricted cash included in other assets	1	2
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$457	$322

Cash (received) paid during the period for:
Interest	$365	$411
Taxes	$24	$219
Non-cash investing activities:
Fixed maturity securities, designated available-for-sale, received in connection with pension risk transfer transactions	$—	$(1,490)
Fixed maturity securities, designated available-for-sale, received in connection with reinsurance transactions	$(120)	$—
Fixed maturity securities, designated available-for-sale, transferred in connection with reinsurance transactions	$194	$1,270
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$4,598	$4,624
Fee income debited to policyholder contract deposits included in financing activities	$(2,277)	$(2,237)
Non-cash capital contributions	$—	$2
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Corebridge | Third Quarter 2026 Form 10-Q      12

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
As of September 30, 2026 and based solely on publicly available information, Corebridge’s two largest shareholders, Nippon Life
Insurance Company, a mutual company organized under the laws of Japan (“Nippon”) and Argon Holdco LLC, a wholly-owned subsidiary of Blackstone, owned approximately 28.5% and 10.8% of the outstanding Corebridge Parent common stock, respectively.
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

Corebridge | Third Quarter 2026 Form 10-Q      13

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

Corebridge | Third Quarter 2026 Form 10-Q      14

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

Corebridge | Third Quarter 2026 Form 10-Q      15

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
•loss (gain) on extinguishment of debt, if any;
•losses from the impairment of goodwill, if any; and
•income and loss from divested or run-off business, if any.

Corebridge | Third Quarter 2026 Form 10-Q      16

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table presents Corebridge’s operations by segment:

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Total Corebridge	Adjustments	Total Consolidated
Three Months Ended September 30, 2026
Premiums	$22	$2	$358	$156	$—	$538	$1	$539
Policy fees	94	99	350	52	—	595	12	607
Net investment income(a)	1,648	465	338	775	—	3,226	44	3,270
Net realized gains (losses)(a)(b)	—	—	—	—	16	16	1,609	1,625
Advisory fee and other income	—	113	1	1	8	123	—	123
Total adjusted revenues	1,764	679	1,047	984	24	4,498	1,666	6,164
Policyholder benefits	23	7	730	466	—	1,226	(8)	1,218
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	(10)	(10)
Interest credited to policyholder account balances	983	306	80	285	1	1,655	(17)	1,638
Amortization of deferred policy acquisition costs	152	29	81	5	—	267	—	267
Non-deferrable insurance commissions	47	31	14	5	—	97	3	100
Advisory fee expenses	4	38	1	—	—	43	—	43
General operating expenses(c)	89	104	124	25	59	401	49	450
Interest expense	—	—	—	—	128	128	6	134
Total benefits and expenses	1,298	515	1,030	786	188	3,817	23	3,840
Noncontrolling interests	—	—	—	—	(4)	(4)
Adjusted pre-tax operating income (loss)	$466	$164	$17	$198	$(168)	$677
Adjustments to:
Total revenue						1,666
Total expenses						23
Noncontrolling interests						4
Income before income tax expense (benefit)						$2,324		$2,324

Three Months Ended September 30, 2025
Premiums	$23	$3	$366	$1,547	$—	$1,939	$5	$1,944
Policy fees	80	114	357	52	—	603	56	659
Net investment income (loss)(a)	1,520	467	323	644	26	2,980	340	3,320
Net realized gains (losses)(a)(b)	—	—	—	—	(5)	(5)	(676)	(681)
Advisory fee and other income	—	96	1	—	12	109	65	174
Total adjusted revenues	1,623	680	1,047	2,243	33	5,626	(210)	5,416
Policyholder benefits	31	3	726	1,821	—	2,581	13	2,594
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	299	299
Interest credited to policyholder account balances	881	304	79	257	—	1,521	(27)	1,494
Amortization of deferred policy acquisition costs	123	22	84	4	—	233	20	253
Non-deferrable insurance commissions	42	32	15	5	1	95	36	131
Advisory fee expenses	5	34	—	—	—	39	32	71
General operating expenses(c)	90	100	118	22	53	383	98	481
Interest expense	—	—	—	—	127	127	8	135
Total benefits and expenses	1,172	495	1,022	2,109	181	4,979	479	5,458
Noncontrolling interests	—	—	—	—	7	7
Adjusted pre-tax operating income (loss)	$451	$185	$25	$134	$(141)	$654
Adjustments to:
Total revenue						(210)
Total expenses						479
Noncontrolling interests						(7)
Income before income tax expense (benefit)						$(42)		$(42)

Corebridge | Third Quarter 2026 Form 10-Q      17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate & Other	Total Corebridge	Adjustments	Total Consolidated
Nine Months Ended September 30, 2026
Premiums	$64	$7	$1,101	$294	$—	$1,466	$2	$1,468
Policy fees	260	324	1,062	155	—	1,801	40	1,841
Net investment income(a)	4,787	1,336	986	2,152	(15)	9,246	411	9,657
Net realized gains (losses)(a)(b)	—	—	—	—	25	25	710	735
Advisory fee and other income	—	314	2	2	23	341	—	341
Total adjusted revenues	5,111	1,981	3,151	2,603	33	12,879	1,163	14,042
Policyholder benefits	72	17	2,030	1,212	—	3,331	(19)	3,312
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	548	548
Interest credited to policyholder account balances	2,849	907	237	830	1	4,824	(91)	4,733
Amortization of deferred policy acquisition costs	413	84	247	16	—	760	—	760
Non-deferrable insurance commissions	149	93	41	15	1	299	7	306
Advisory fee expenses	16	114	2	—	—	132	—	132
General operating expenses(c)	264	311	369	70	177	1,191	193	1,384
Interest expense	—	—	—	—	376	376	20	396
Net (gain) on divestitures	—	—	—	—	—	—	(2)	(2)
Total benefits and expenses	3,763	1,526	2,926	2,143	555	10,913	656	11,569
Noncontrolling interests	—	—	—	—	4	4
Adjusted pre-tax operating income (loss)	$1,348	$455	$225	$460	$(518)	$1,970
Adjustments to:
Total revenue						1,163
Total expenses						656
Noncontrolling interests						(4)
Income before income tax expense (benefit)						$2,473		$2,473

Nine Months Ended September 30, 2025
Premiums	$71	$7	$1,083	$2,072	$—	$3,233	$28	$3,261
Policy fees	223	327	1,087	153	—	1,790	310	2,100
Net investment income(a)	4,458	1,421	994	1,887	45	8,805	1,042	9,847
Net realized gains (losses)(a)(b)	—	—	—	—	(3)	(3)	(4,067)	(4,070)
Advisory fee and other income	—	268	2	2	25	297	279	576
Total adjusted revenues	4,752	2,023	3,166	4,114	67	14,122	(2,408)	11,714
Policyholder benefits	90	10	2,012	2,849	11	4,972	61	5,033
Change in the fair value of market risk benefits, net	—	—	—	—	—	—	405	405
Interest credited to policyholder account balances	2,480	901	243	730	—	4,354	43	4,397
Amortization of deferred policy acquisition costs	347	65	253	12	—	677	126	803
Non-deferrable insurance commissions	125	92	44	15	2	278	161	439
Advisory fee expenses	14	97	1	—	—	112	93	205
General operating expenses (c)	268	296	347	64	160	1,135	389	1,524
Interest expense	—	—	—	—	396	396	24	420
Total benefits and expenses	3,324	1,461	2,900	3,670	569	11,924	1,302	13,226
Noncontrolling interests	—	—	—	—	8	8
Adjusted pre-tax operating income (loss)	$1,428	$562	$266	$444	$(494)	$2,206
Adjustments to:
Total revenue						(2,408)
Total expenses						1,302
Noncontrolling interests						(8)
Income before income tax expense (benefit)						$(1,512)		$(1,512)
(a)Adjustments include Fortitude Re activity of $944 million and $(312) million for the three months ended September 30, 2026 and 2025, respectively, and $1,089 million and $(511) million for the nine months ended September 30, 2026 and 2025, respectively.
(b)Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
(c)Adjustments for the three and nine months ended September 30, 2026 primarily include costs associated with the merger and ongoing modernization initiatives.
Adjustments for the three and nine months ended September 30, 2025 include restructuring and other costs, primarily severance related costs and ongoing modernization initiatives.

Corebridge | Third Quarter 2026 Form 10-Q      18

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

September 30, 2026	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$5	$1,253	$—	$—	$—	$1,258
Obligations of states, municipalities and political subdivisions	—	2,977	677	—	—	3,654
Non-U.S. governments	—	3,624	—	—	—	3,624
Corporate debt	—	116,130	887	—	—	117,017
RMBS	—	14,201	3,189	—	—	17,390
CMBS	—	8,323	623	—	—	8,946
CLO	—	6,449	2,069	—	—	8,518
ABS	—	7,991	14,359	—	—	22,350
Total bonds available-for-sale	5	160,948	21,804	—	—	182,757
Other bond securities:
U.S. government and government sponsored entities	—	170	—	—	—	170
Obligations of states, municipalities and political subdivisions	—	30	1	—	—	31
Non-U.S. governments	—	68	—	—	—	68
Corporate debt	—	2,203	577	—	—	2,780
RMBS	—	86	44	—	—	130
CMBS	—	193	7	—	—	200
CLO	—	547	38	—	—	585
ABS	—	370	853	—	—	1,223
Total other bond securities	—	3,667	1,520	—	—	5,187

Corebridge | Third Quarter 2026 Form 10-Q      19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

September 30, 2026	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Equity securities	8	—	42	—	—	50
Other invested assets(b)	—	—	1,374	—	—	1,374
Derivative assets:
Interest rate contracts	—	1,388	25	—	—	1,413
Foreign exchange contracts	—	756	—	—	—	756
Equity contracts	—	8,825	369	—	—	9,194
Credit contracts	—	359	42	—	—	401
Other contracts	—	—	20	—	—	20
Counterparty netting and cash collateral	—	—	—	(7,351)	(3,961)	(11,312)
Total derivative assets	—	11,328	456	(7,351)	(3,961)	472
Short-term investments	1,177	714	—	—	—	1,891
Market risk benefit assets	—	—	2,348	—	—	2,348
Separate account assets	90,691	4,016	—	—	—	94,707
Total	$91,881	$180,673	$27,544	$(7,351)	$(3,961)	$288,786
Liabilities:
Policyholder contract deposits(c)	$—	$206	$12,549	$—	$—	$12,755
Derivative liabilities:
Interest rate contracts	—	3,378	124	—	—	3,502
Foreign exchange contracts	—	420	—	—	—	420
Equity contracts	2	5,087	94	—	—	5,183
Credit contracts	—	—	23	—	—	23
Other contracts	—	—	1	—	—	1
Counterparty netting and cash collateral	—	—	—	(7,351)	(1,369)	(8,720)
Total derivative liabilities	2	8,885	242	(7,351)	(1,369)	409
Fortitude Re funds withheld payable(d)	—	—	2,988	—	—	2,988
Other liabilities	—	(7)	—	—	—	(7)
Market risk benefit liabilities	—	—	7,223	—	—	7,223
Total	$2	$9,084	$23,002	$(7,351)	$(1,369)	$23,368

December 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available-for-sale:
U.S. government and government sponsored entities	$10	$1,327	$—	$—	$—	$1,337
Obligations of states, municipalities and political subdivisions	—	3,725	761	—	—	4,486
Non-U.S. governments	—	4,487	—	—	—	4,487
Corporate debt	—	121,390	681	—	—	122,071
RMBS	—	10,495	5,855	—	—	16,350
CMBS	—	8,563	744	—	—	9,307
CLO	—	7,037	2,055	—	—	9,092
ABS	—	1,814	20,437	—	—	22,251
Total bonds available-for-sale	10	158,838	30,533	—	—	189,381
Other bond securities:
U.S. government and government sponsored entities	—	192	—	—	—	192
Obligations of states, municipalities and political subdivisions	—	33	1	—	—	34
Non-U.S. governments	—	75	—	—	—	75
Corporate debt	—	2,709	205	—	—	2,914
RMBS	—	50	87	—	—	137
CMBS	—	201	16	—	—	217
CLO	—	542	43	—	—	585
ABS	—	65	1,188	—	—	1,253
Total other bond securities	—	3,867	1,540	—	—	5,407

Corebridge | Third Quarter 2026 Form 10-Q      20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

December 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Equity securities	10	—	69	—	—	79
Other invested assets(b)	—	—	1,498	—	—	1,498
Derivative assets:
Interest rate contracts	—	894	22	—	—	916
Foreign exchange contracts	—	711	—	—	—	711
Equity contracts	6	7,519	863	—	—	8,388
Other contracts	—	—	14	—	—	14
Counterparty netting and cash collateral	—	—	—	(6,106)	(3,482)	(9,588)
Total derivative assets	6	9,124	899	(6,106)	(3,482)	441
Short-term investments	661	963	—	—	—	1,624
Market risk benefit assets	—	—	2,392	—	—	2,392
Separate account assets	91,582	4,003	—	—	—	95,585
Total	$92,269	$176,795	$36,931	$(6,106)	$(3,482)	$296,407
Liabilities:
Policyholder contract deposits(c)	$—	$134	$12,022	$—	$—	$12,156
Derivative liabilities:
Interest rate contracts	—	1,611	22	—	—	1,633
Foreign exchange contracts	—	554	—	—	—	554
Equity contracts	7	4,795	98	—	—	4,900
Other contracts	—	—	4	—	—	4
Counterparty netting and cash collateral	—	—	—	(6,106)	(686)	(6,792)
Total derivative liabilities	7	6,960	124	(6,106)	(686)	299
Fortitude Re funds withheld payable(d)	—	—	3,795	—	—	3,795
Other liabilities	—	23	—	—	—	23
Market risk benefit liabilities	—	—	7,309	—	—	7,309
Total	$7	$7,117	$23,250	$(6,106)	$(686)	$23,582
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes private equity fund and hedge fund investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent). Total private equity fund investments measured at NAV were $7.1 billion and $6.5 billion as of September 30, 2026 and December 31, 2025, respectively. Total hedge fund investments measured at NAV were $90 million and $121 million as of September 30, 2026 and December 31, 2025.
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

Corebridge | Third Quarter 2026 Form 10-Q      21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and nine months ended September 30, 2026 and 2025 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2026 and 2025:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2026
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$747	$—	$(68)	$—	$—	$(2)	$—	$677	$—	$(68)
Corporate debt	818	1	(13)	49	154	(96)	(26)	887	—	(16)
RMBS	2,993	42	(182)	240	457	(361)	—	3,189	—	(147)
CMBS	490	5	(27)	(10)	191	(26)	—	623	—	(26)
CLO	2,239	—	(2)	25	—	(193)	—	2,069	—	(1)
ABS	13,343	(12)	(217)	209	1,369	(359)	26	14,359	—	(196)
Total bonds available-for- sale	20,630	36	(509)	513	2,171	(1,037)	—	21,804	—	(454)
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	607	(8)	—	(13)	—	—	(9)	577	(7)	—
RMBS	41	(2)	—	—	7	(2)	—	44	(2)	—
CMBS	7	—	—	—	—	—	—	7	(1)	—
CLO	31	(2)	—	9	—	—	—	38	(4)	—
ABS	734	(25)	—	108	70	(43)	9	853	(26)	—
Total other bond securities	1,421	(37)	—	104	77	(45)	—	1,520	(40)	—
Equity securities	42	—	—	—	—	—	—	42	—	—
Other invested assets	1,472	5	(3)	(100)	—	—	—	1,374	—	—
Total(a)	$23,565	$4	$(512)	$517	$2,248	$(1,082)	$—	$24,740	$(40)	$(454)
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$13,424	$(788)	$—	$(87)	$—	$—	$—	$12,549	$1,849	$—
Derivative liabilities, net:
Interest rate contracts	(12)	96	—	15	—	—	—	99	(98)	—
Equity contracts	(454)	174	—	5	—	—	—	(275)	(26)	—
Credit contracts	4	(23)	—	—	—	—	—	(19)	22	—
Other contracts	(14)	(22)	—	17	—	—	—	(19)	21	—
Total derivative liabilities, net(b)	(476)	225	—	37	—	—	—	(214)	(81)	—
Fortitude Re funds withheld payable	3,971	(1,032)	—	49	—	—	—	2,988	934	—
Total(c)	$16,919	$(1,595)	$—	$(1)	$—	$—	$—	$15,323	$2,702	$—

Corebridge | Third Quarter 2026 Form 10-Q      22

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other(d)	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$761	$(2)	$18	$—	$1	$—	$—	$778	$—	$8
Corporate debt	433	(31)	(15)	59	147	(173)	—	420	—	(16)
RMBS	5,988	26	22	(80)	—	(2)	—	5,954	—	22
CMBS	792	9	11	(114)	64	—	—	762	—	16
CLO	1,987	4	(13)	228	5	(100)	—	2,111	—	(14)
ABS	19,504	(28)	155	(142)	595	(469)	—	19,615	—	130
Total bonds available-for- sale	29,465	(22)	178	(49)	812	(744)	—	29,640	—	146
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	13	—	—	—	192	—	—	205	—	—
RMBS	88	2	—	(2)	—	—	—	88	2	—
CMBS	16	—	—	—	—	—	—	16	—	—
CLO	57	(1)	—	3	—	(7)	—	52	(5)	—
ABS	1,175	12	—	(26)	2	—	—	1,163	11	—
Total other bond securities	1,350	13	—	(25)	194	(7)	—	1,525	8	—
Equity securities	41	11	—	1	8	—	—	61	11	—
Other invested assets	1,662	(20)	(7)	(107)	—	—	—	1,528	(20)	—
Total(a)	$32,518	$(18)	$171	$(180)	$1,014	$(751)	$—	$32,754	$(1)	$146

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$10,704	$948	$—	$153	$—	$—	$—	$11,805	$(170)	$—
Derivative liabilities, net:
Interest rate contracts	(225)	15	—	210	—	—	—	—	(61)	—
Equity contracts	(499)	(145)	—	(131)	—	—	—	(775)	253	—
Other contracts	(13)	(15)	—	15	—	—	—	(13)	15	—
Total derivative liabilities, net(b)	(737)	(145)	—	94	—	—	—	(788)	207	—
Fortitude Re funds withheld payable	3,052	670	—	(36)	—	—	1	3,687	(266)	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$13,019	$1,473	$—	$211	$—	$—	$1	$14,704	$(229)	$—

Corebridge | Third Quarter 2026 Form 10-Q      23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2026
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$761	$(3)	$(69)	$(10)	$—	$(2)	$—	$677	$—	$(76)
Corporate debt	681	(10)	(27)	4	750	(485)	(26)	887	—	(32)
RMBS	5,855	75	(222)	246	521	(3,286)	—	3,189	—	(185)
CMBS	744	12	(15)	(87)	208	(239)	—	623	—	(19)
CLO	2,055	(1)	(33)	390	15	(357)	—	2,069	—	(32)
ABS	20,437	(3)	(416)	622	2,237	(8,541)	23	14,359	—	(403)
Total bonds available-for- sale	30,533	70	(782)	1,165	3,731	(12,910)	(3)	21,804	—	(747)
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	205	(15)	—	(7)	403	—	(9)	577	(11)	—
RMBS	87	(1)	—	1	7	(50)	—	44	1	—
CMBS	16	1	—	(10)	—	—	—	7	(1)	—
CLO	43	(14)	—	9	1	(1)	—	38	(16)	—
ABS	1,188	(34)	—	21	70	(401)	9	853	(36)	—
Total other bond securities	1,540	(63)	—	14	481	(452)	—	1,520	(63)	—
Equity securities	69	(21)	—	(6)	—	—	—	42	(19)	—
Other invested assets	1,498	6	(16)	(114)	—	—	—	1,374	(1)	—
Total(a)	$33,640	$(8)	$(798)	$1,059	$4,212	$(13,362)	$(3)	$24,740	$(83)	$(747)

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$12,022	$372	$—	$155	$—	$—	$—	$12,549	$2,748	$—
Derivative liabilities, net:
Interest rate contracts	—	84	—	15	—	—	—	99	(85)	—
Equity contracts	(765)	389	—	101	—	—	—	(275)	(147)	—
Credit contracts	—	(19)	—	—	—	—	—	(19)	19	—
Other contracts	(10)	(59)	—	50	—	—	—	(19)	59	—
Total derivative liabilities, net(b)	(775)	395	—	166	—	—	—	(214)	(154)	—
Fortitude Re funds withheld payable	3,795	(730)	—	(77)	—	—	—	2,988	991	—
Total(c)	$15,042	$37	$—	$244	$—	$—	$—	$15,323	$3,585	$—

Corebridge | Third Quarter 2026 Form 10-Q      24

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$745	$(3)	$15	$(4)	$25	$—	$—	$778	$—	$(3)
Corporate debt	1,834	(36)	19	129	484	(2,010)	—	420	—	(7)
RMBS	6,045	149	86	(229)	80	(177)	—	5,954	—	94
CMBS	621	19	33	(134)	223	—	—	762	—	35
CLO	2,162	20	(8)	290	7	(360)	—	2,111	—	(8)
ABS	17,566	201	427	784	1,155	(518)	—	19,615	—	331
Total bonds available-for- sale	28,973	350	572	836	1,974	(3,065)	—	29,640	—	442
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	209	(2)	—	(14)	199	(187)	—	205	(2)	—
RMBS	98	5	—	(7)	—	(8)	—	88	5	—
CMBS	14	2	—	—	—	—	—	16	2	—
CLO	59	(1)	—	7	—	(13)	—	52	(5)	—
ABS	1,160	37	—	(36)	2	—	—	1,163	20	—
Total other bond securities	1,541	41	—	(50)	201	(208)	—	1,525	20	—
Equity securities	41	11	—	1	8	—	—	61	11	—
Other invested assets	1,647	(11)	46	(114)	—	(40)	—	1,528	5	—
Total(a)	$32,202	$391	$618	$673	$2,183	$(3,313)	$—	$32,754	$36	$442
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,415	$1,841	$—	$549	$—	$—	$—	$11,805	$86	$—
Derivative liabilities, net:
Interest rate contracts	(364)	105	—	259	—	—	—	—	—	—
Equity contracts	(645)	42	—	(172)	—	—	—	(775)	173	—
Other contracts	(11)	(49)	—	47	—	—	—	(13)	48	—
Total derivative liabilities, net(b)	(1,020)	98	—	134	—	—	—	(788)	221	—
Fortitude Re funds withheld payable	2,223	1,517	—	(104)	—	—	51	3,687	(509)	—
Debt of consolidated investment entities	—	—	—	—	—	—	—	—	—	—
Total(c)	$10,618	$3,456	$—	$579	$—	$—	$51	$14,704	$(202)	$—
(a)Excludes MRB assets of $2.3 billion at September 30, 2026 and $2.5 billion at September 30, 2025. See Note 14 for additional information.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $7.2 billion at September 30, 2026 and $7.0 billion at September 30, 2025. See Note 14 for additional information.

Corebridge | Third Quarter 2026 Form 10-Q      25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
Change in the fair value of market risk benefits, net and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income
(Loss) as follows:

(in millions)	Policy Fees	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Change in the Fair Value of Market Risk Benefits, net(a)	Total
Three Months Ended September 30, 2026
Assets:
Bonds available-for-sale	$—	$19	$17	$—	$36
Other bond securities	—	(37)	—	—	(37)
Equity securities	—	—	—	—	—
Other invested assets	—	3	2	—	5
Three Months Ended September 30, 2025
Assets:
Bonds available-for-sale	$—	$35	$(57)	$—	$(22)
Other bond securities	—	13	—	—	13
Equity securities	—	11	—	—	11
Other invested assets	—	(20)	—	—	(20)
Nine Months Ended September 30, 2026
Assets:
Bonds available-for-sale	$—	$75	$(5)	$—	$70
Other bond securities	—	(63)	—	—	(63)
Equity securities	—	(21)	—	—	(21)
Other invested assets	—	2	4	—	6
Nine Months Ended September 30, 2025
Assets:
Bonds available-for-sale	$—	$332	$18	$—	$350
Other bond securities	—	41	—	—	41
Equity securities	—	11	—	—	11
Other invested assets	—	1	(12)	—	(11)
Three Months Ended September 30, 2026
Liabilities:
Policyholder contract deposits(b)	$—	$—	$788	$—	$788
Derivative liabilities, net	16	—	(241)	—	(225)
Fortitude Re funds withheld payable	—	—	1,032	—	1,032
Market risk benefit liabilities, net(c)	—	—	(1)	16	15
Three Months Ended September 30, 2025
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(948)	$—	$(948)
Derivative liabilities, net	15	—	130	—	145
Fortitude Re funds withheld payable	—	—	(670)	—	(670)
Market risk benefit liabilities, net(c)	—	—	1	(58)	(57)
Nine Months Ended September 30, 2026
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(372)	$—	$(372)
Derivative liabilities, net	49	—	(444)	—	(395)
Fortitude Re funds withheld payable	—	—	730	—	730
Market risk benefit liabilities, net(c)	—	—	—	(527)	(527)
Nine Months Ended September 30, 2025
Liabilities:
Policyholder contract deposits(b)	$—	$—	$(1,841)	$—	$(1,841)
Derivative liabilities, net	47	—	(145)	—	(98)
Fortitude Re funds withheld payable	—	—	(1,517)	—	(1,517)
Market risk benefit liabilities, net(c)	—	—	(2)	(103)	(105)
(a)The portion of the fair value change attributable to our own credit risk is recognized in Other comprehensive income (loss) (“OCI”).
(b)Primarily embedded derivatives.
(c)Market risk benefit assets and liabilities have been netted in these tables for presentation purposes only.

Corebridge | Third Quarter 2026 Form 10-Q      26

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and nine months ended September 30, 2026 and 2025 related to Level 3 assets and liabilities in the Condensed
Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net
Three Months Ended September 30, 2026
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$—	$—
Corporate debt	131	(39)	(43)	49
RMBS	509	(193)	(76)	240
CMBS	—	(10)	—	(10)
CLO	83	(4)	(54)	25
ABS	993	(406)	(378)	209
Total bonds available-for-sale	1,716	(652)	(551)	513
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	1	—	(14)	(13)
RMBS	—	—	—	—
CMBS	—	—	—	—
CLO	9	—	—	9
ABS	118	—	(10)	108
Total other bond securities	128	—	(24)	104
Equity securities	—	—	—	—
Other invested assets	5	—	(105)	(100)
Total assets*	$1,849	$(652)	$(680)	$517
Liabilities:
Policyholder contract deposits	$—	$489	$(576)	$(87)
Derivative liabilities, net	—	—	37	37
Fortitude Re funds withheld payable	—	—	49	49
Total liabilities	$—	$489	$(490)	$(1)
Three Months Ended September 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$29	$(29)	$—	$—
Corporate debt	92	(1)	(32)	59
RMBS	105	(2)	(183)	(80)
CMBS	—	(11)	(103)	(114)
CLO	292	—	(64)	228
ABS	2,184	(856)	(1,470)	(142)
Total bonds available-for-sale	2,702	(899)	(1,852)	(49)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	—
Corporate debt	—	—	—	—
RMBS	1	(1)	(2)	(2)
CMBS	—	—	—	—
CLO	5	—	(2)	3
ABS	6	—	(32)	(26)
Total other bond securities	12	(1)	(36)	(25)
Equity securities	1	—	—	1
Other invested assets	52	—	(159)	(107)
Total assets*	$2,767	$(900)	$(2,047)	$(180)
Liabilities:
Policyholder contract deposits	$—	$625	$(472)	$153
Derivative liabilities, net	—	—	94	94
Fortitude Re funds withheld payable	—	—	(36)	(36)
Total liabilities	$—	$625	$(414)	$211

Corebridge | Third Quarter 2026 Form 10-Q      27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements	Purchases, Sales, Issuances and Settlements, Net

Nine Months Ended September 30, 2026
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$15	$(23)	$(2)	$(10)
Corporate debt	458	(41)	(413)	4
RMBS	986	(284)	(456)	246
CMBS	49	(50)	(86)	(87)
CLO	599	(7)	(202)	390
ABS	3,529	(833)	(2,074)	622
Total bonds available-for-sale	5,636	(1,238)	(3,233)	1,165
Other bond securities:
Corporate debt	17	—	(24)	(7)
RMBS	3	—	(2)	1
CMBS	—	—	(10)	(10)
CLO	9	—	—	9
ABS	168	(37)	(110)	21
Total other bond securities	197	(37)	(146)	14
Equity securities	—	—	(6)	(6)
Other invested assets	27	—	(141)	(114)
Total assets*	$5,860	$(1,275)	$(3,526)	$1,059
Liabilities:
Policyholder contract deposits	$—	$1,338	$(1,183)	$155
Derivative liabilities, net	—	—	166	166
Fortitude Re funds withheld payable	—	—	(77)	(77)
Total liabilities	$—	$1,338	$(1,094)	$244

Nine Months Ended September 30, 2025
Assets:
Bonds available-for-sale:
Obligations of states, municipalities and political subdivisions	$64	$(67)	$(1)	$(4)
Corporate debt	466	(107)	(230)	129
RMBS	384	(62)	(551)	(229)
CMBS	12	(30)	(116)	(134)
CLO	618	—	(328)	290
ABS	5,056	(1,460)	(2,812)	784
Total bonds available-for-sale	6,600	(1,726)	(4,038)	836
Other bond securities:
Corporate debt	10	(12)	(12)	(14)
RMBS	26	(26)	(7)	(7)
CMBS	1	(1)	—	—
CLO	11	—	(4)	7
ABS	82	(17)	(101)	(36)
Total other bond securities	130	(56)	(124)	(50)
Equity securities	1	—	—	1
Other invested assets	212	—	(326)	(114)
Total assets*	$6,943	$(1,782)	$(4,488)	$673
Liabilities:
Policyholder contract deposits	$—	$1,483	$(934)	$549
Derivative liabilities, net	—	—	134	134
Fortitude Re funds withheld payable	—	—	(104)	(104)
Total liabilities	$—	$1,483	$(904)	$579
*There were no issuances during the three and nine months ended September 30, 2026 and 2025 for invested assets.

Corebridge | Third Quarter 2026 Form 10-Q      28

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2026 and 2025 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
We record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in net income (loss) or OCI as shown in the table above excludes $(61) million and $15 million of net gains (losses) related to assets transferred into Level 3 during the three months ended September 30, 2026 and 2025, respectively, and $(65) million and $(15) million of net gains (losses) related to assets transferred into Level 3 during the nine months ended September 30, 2026 and 2025, respectively, and includes $(28)
million and $(25) million of net gains (losses) related to assets transferred out of Level 3 during the three months ended September
30, 2026 and 2025, respectively, and $(47) million and $(9) million of net gains (losses) related to assets transferred out of Level 3 during the nine months ended September 30, 2026 and 2025, respectively.
Transfers of Level 3 Assets
During the three and nine months ended September 30, 2026 and 2025, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage backed securities (“CMBS”), collateralized loan obligations
(“CLOs”), other asset-backed securities (“ABS”). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three and nine months ended September 30, 2026, transfers out of Level 3 assets into Level 2 assets totaled $1.1 billion and $13.4 billion respectively and primarily included certain investments in ABS and residential mortgage backed securities (“RMBS”).
We determined that there are less unobservable inputs due to increased trade volume of comparable securities as evidenced by converging valuations from multiple price vendors which resulted in moving these securities into Level 2 assets.
During the three and nine months ended September 30, 2025, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CLO and ABS. Transfers of corporate debt, RMBS, CMBS and CLO and ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and nine months ended
September 30, 2026 and 2025.

Corebridge | Third Quarter 2026 Form 10-Q      29

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
data from independent third-party valuation service providers and from internal valuation models. Because input information from third parties with respect to certain Level 3 instruments (primarily CLO/ABS) may not be reasonably available to us, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

(in millions)	Fair Value at September 30, 2026	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$653	Discounted cash flow	Yield	6.29% - 6.58% (6.43%)
Corporate debt	$1,382	Discounted cash flow	Yield	5.20% - 7.60% (6.40%)
RMBS(c)	$2,478	Discounted cash flow	Prepayment speed	3.48% - 7.18% (5.33%)
			Default rate	0.13% - 1.56% (0.85%)
			Yield	6.26% - 7.04% (6.65%)
			Loss severity	31.08% - 61.59% (46.34%)
CLO(c)	$1,975	Discounted cash flow	Yield	5.98% - 7.49% (6.73%)
ABS(c)	$13,182	Discounted cash flow	Yield	5.81% - 8.15% (6.98%)
CMBS	$445	Discounted cash flow	Yield	4.31% - 17.89% (11.10%)
Market risk benefit assets	$2,348	Discounted cash flow	Equity volatility	6.35% - 50.45%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	(4.20)% - 6.30%
			NPA(h)	0.19% - 2.58%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,722	Discounted cash flow	Equity volatility	6.35% - 50.45%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	(4.20)% - 6.30%
			NPA(h)	0.19% - 2.58%
Fixed annuities guaranteed benefits	$1,618	Discounted cash flow	Base lapse rate	0.20% - 22.05%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.52% - 2.58%
Fixed index annuities guaranteed benefits	$3,883	Discounted cash flow	Equity volatility	6.35% - 50.45%
			Base lapse rate	0.20% - 66.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.52%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	(4.20)% - 6.30%
			NPA(h)	0.52% - 2.58%

Corebridge | Third Quarter 2026 Form 10-Q      30

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at September 30, 2026	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$9,670	Discounted cash flow	Equity volatility	6.35% - 50.45%
			Base lapse rate	0.20% - 66.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.52%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	(4.20)% - 6.30%
			NPA(h)	0.52% - 2.58%
Registered index-linked annuities	$1,608	Discounted cash flow	Equity volatility	6.35% - 50.45%
			Base lapse rate	1.00% - 50.00%
			Dynamic lapse multiplier(e)	95.00% - 220.00%
			Mortality multiplier(e)(f)	96.65% - 147.29%
			Utilization(g)	1.70% - 18.09%
			Equity / interest-rate correlation	(4.20)% - 6.30%
			NPA(h)	0.52% - 2.58%

Index universal life	$1,271	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.88% - 23.06%
			NPA(h)	0.52% - 2.58%

Corebridge | Third Quarter 2026 Form 10-Q      31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Assets:
Obligations of states, municipalities and political subdivisions	$723	Discounted cash flow	Yield	5.62% - 5.87% (5.74%)
Corporate debt	$701	Discounted cash flow	Yield	4.92% - 7.62% (5.80%)
RMBS(c)	$2,847	Discounted cash flow	Prepayment speed	4.11% - 7.62% (5.87%)
			Default rate	0.39% - 1.98% (1.18%)
			Yield	5.17% - 6.39% (5.78%)
			Loss severity	38.09% - 84.11% (61.10%)
CLO(c)	$1,939	Discounted cash flow	Yield	5.02% - 6.32% (5.67%)
ABS(c)	$18,129	Discounted cash flow	Yield	4.64% - 7.24% (5.94%)
CMBS	$696	Discounted cash flow	Yield	3.80% - 19.92% (11.58%)
Market risk benefit assets	$2,392	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.15% - 2.13%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	$1,651	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.15% - 2.13%
Fixed annuities guaranteed benefits	$1,817	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.16% - 2.13%
Fixed index annuities guaranteed benefits	$3,841	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.16% - 2.13%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	$9,996	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	0.20% - 60.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.13% - 130.80%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.16% - 2.13%

Corebridge | Third Quarter 2026 Form 10-Q      32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(b)
Registered index-linked annuities(i)	$765	Discounted cash flow	Equity volatility	5.85% - 45.85%
			Base lapse rate	1.00% - 50.00%
			Dynamic lapse multiplier(e)	95.00% - 220.00%
			Mortality multiplier(e)(f)	96.65% - 147.29%
			Utilization(g)	1.70% - 18.09%
			Equity / interest-rate correlation	0.00% - 6.30%
			NPA(h)	0.16% - 2.13%
Index universal life	$1,261	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rates	0.00% - 100.00%
			Equity volatility	5.88% - 20.17%
			NPA(h)	0.16% - 2.13%
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
(h)The non-performance risk adjustment (“NPA”) is applied as a spread over risk-free curve for discounting. This spread includes direct and ceded NPA spreads, where applicable.
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $1.8 billion and $2.0 billion at September 30, 2026 and December 31, 2025, respectively.
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
Fixed Maturity Securities
The significant unobservable input used in the fair value measurement of fixed maturity securities is yield. The yield is affected by the market movements in credit spreads and U.S. Treasury yields. The yield may be affected by other factors, including constant prepayment rates, loss severity and constant default rates. In general, increases in the yield would decrease the fair value of investments, and conversely, decreases in the yield would increase the fair value of investments.

Corebridge | Third Quarter 2026 Form 10-Q      33

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
The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques.
The valuation also requires certain significant inputs, which are generally not observable, and accordingly, the valuation is considered
Level 3 in the fair value hierarchy.

Corebridge | Third Quarter 2026 Form 10-Q      34

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Assets:
Other bond securities(a)	$(122)	$157	$(34)	$397
Alternative investments(b)	197	64	281	295
Total assets	75	221	247	692
Liabilities:
Policyholder contract deposits(c)	5	—	6	(2)
Total liabilities	5	—	6	(2)
Total gain (loss)	$80	$221	$253	$690
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
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2026	2025	2026	2025
September 30, 2026
Other investments	$—	$—	$88	$88	$5	$12	$28	$42
Total	$—	$—	$88	$88	$5	$12	$28	$42
December 31, 2025
Other investments	$—	$—	$164	$164
Total	$—	$—	$164	$164

Corebridge | Third Quarter 2026 Form 10-Q      35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Fair Value Measurements
FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value
(in millions)	Level 1	Level 2	Level 3	Total	Carrying Value
September 30, 2026
Assets:
Mortgage and other loans receivable	$—	$23	$50,894	$50,917	$54,383
Other invested assets	—	293	—	293	293
Short-term investments	—	2,602	—	2,602	2,602
Cash	453	—	—	453	453
Other assets*	—	1	2,157	2,158	2,639
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	37	164,306	164,343	168,866
Fortitude Re funds withheld payable	—	—	18,601	18,601	18,601
Other liabilities	—	3,450	2	3,452	3,450
Short-term and long-term debt	—	9,345	—	9,345	10,107
Debt of consolidated investment entities	—	23	1,275	1,298	1,472
Separate account liabilities - investment contracts	—	89,458	—	89,458	89,458
December 31, 2025
Assets:
Mortgage and other loans receivable	$—	$26	$52,705	$52,731	$54,481
Other invested assets	—	—	306	306	306
Short-term investments	—	4,051	—	4,051	4,051
Cash	447	—	—	447	447
Other assets*	—	1	2,189	2,190	2,470
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	49	159,937	159,986	163,638
Fortitude Re funds withheld payable	—	—	19,853	19,853	19,853
Other liabilities	—	4,493	2	4,495	4,493
Short-term and long-term debt	—	9,119	—	9,119	9,359
Debt of consolidated investment entities	—	27	1,367	1,394	1,547
Separate account liabilities - investment contracts	—	90,864	—	90,864	90,864
*Primarily includes balances related to reinsurance deposit assets.

Corebridge | Third Quarter 2026 Form 10-Q      36

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE-FOR-SALE
The following table presents the amortized cost or cost and fair value of our available-for-sale securities:

(in millions)	Amortized Cost or Costs	Allowance for Credit Losses(a)	Gross Unrealized Gains(b)	Gross Unrealized Losses(b)	Fair Value
September 30, 2026
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,687	$—	$8	$(437)	$1,258
Obligations of states, municipalities and political subdivisions	4,585	—	6	(937)	3,654
Non-U.S. governments	4,485	—	13	(874)	3,624
Corporate debt	137,108	(97)	606	(20,600)	117,017
Mortgage-backed, asset-backed and collateralized:
RMBS	18,238	(6)	342	(1,184)	17,390
CMBS	9,568	(31)	57	(648)	8,946
CLO	8,526	—	58	(66)	8,518
ABS	23,239	(11)	43	(921)	22,350
Total mortgage-backed, asset-backed and collateralized	59,571	(48)	500	(2,819)	57,204
Total bonds available-for-sale	$207,436	$(145)	$1,133	$(25,667)	$182,757

December 31, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$1,655	$—	$11	$(329)	$1,337
Obligations of states, municipalities and political subdivisions	5,146	—	30	(690)	4,486
Non-U.S. governments	5,021	—	83	(617)	4,487
Corporate debt	134,444	(94)	2,099	(14,378)	122,071
Mortgage-backed, asset-backed and collateralized:
RMBS	16,297	(8)	658	(597)	16,350
CMBS	9,749	(23)	78	(497)	9,307
CLO	9,036	—	104	(48)	9,092
ABS	22,500	(5)	259	(503)	22,251
Total mortgage-backed, asset-backed and collateralized	57,582	(36)	1,099	(1,645)	57,000
Total bonds available-for-sale	$203,848	$(130)	$3,322	$(17,659)	$189,381
(a)Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)Includes mark-to-market movement (“MTM”) relating to embedded derivatives and fair value hedge basis adjustment.

Corebridge | Third Quarter 2026 Form 10-Q      37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
Securities Available-for-Sale in a Loss Position for Which No Allowance for Credit Loss Has Been Recorded
The following table summarizes the fair value and gross unrealized losses on our available-for-sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit loss has been recorded:

	Less Than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*
September 30, 2026
Bonds available-for-sale:
U.S. government and government sponsored entities	$429	$13	$790	$424	$1,219	$437
Obligations of states, municipalities and political subdivisions	904	80	2,582	857	3,486	937
Non-U.S. governments	1,589	192	1,705	682	3,294	874
Corporate debt	54,166	3,579	48,056	17,000	102,222	20,579
RMBS	9,820	412	4,336	765	14,156	1,177
CMBS	2,495	51	4,195	587	6,690	638
CLO	1,733	24	2,072	42	3,805	66
ABS	12,931	366	5,208	554	18,139	920
Total bonds available-for-sale	$84,067	$4,717	$68,944	$20,911	$153,011	$25,628

December 31, 2025
Bonds available-for-sale:
U.S. government and government sponsored entities	$54	$1	$875	$328	$929	$329
Obligations of states, municipalities and political subdivisions	407	46	3,303	644	3,710	690
Non-U.S. governments	360	32	2,515	585	2,875	617
Corporate debt	16,178	1,351	55,136	13,002	71,314	14,353
RMBS	1,949	139	4,146	446	6,095	585
CMBS	1,023	14	4,785	478	5,808	492
CLO	2,826	36	658	12	3,484	48
ABS	3,231	66	5,697	437	8,928	503
Total bonds available-for-sale	$26,028	$1,685	$77,115	$15,932	$103,143	$17,617
*Includes mark-to-market movement relating to embedded derivatives and fair value hedge basis adjustment.
At September 30, 2026, we held 15,918 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 8,372 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2025, we held 11,154 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 8,986 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2026 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available-for-Sale
The following table presents the amortized cost and fair value of fixed maturity securities available-for-sale by contractual maturity:

	Total Fixed Maturity Securities Available-for-sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
September 30, 2026
Due in one year or less	$3,391	$3,371
Due after one year through five years	28,142	27,319
Due after five years through ten years	31,288	29,562
Due after ten years	84,947	65,301
Mortgage-backed, asset-backed and collateralized	59,523	57,204
Total	$207,291	$182,757

Corebridge | Third Quarter 2026 Form 10-Q      38

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available-for-
sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$79	$(56)	$37	$(66)	$148	$(383)	$68	$(771)
For the three and nine months ended September 30, 2026, the aggregate fair value of available-for-sale securities sold was $0.7 billion and $6.3 billion, respectively, which resulted in Net realized gains (losses) of $23 million and $(235) million, respectively.
Included within the Net realized gains (losses) are $(16) million and $(29) million of realized gains (losses) for the three and nine months ended September 30, 2026, respectively, which relate to the Fortitude Re funds withheld assets held by Corebridge in support of Fortitude Re’s reinsurance obligations to Corebridge (Fortitude Re funds withheld assets). These realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
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
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value, including securities in the modco agreement with Fortitude Re, based on our election of the fair value option and equity securities measured at fair value:

	September 30, 2026		December 31, 2025
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$170	3%	$192	4%
Obligations of states, municipalities and political subdivisions	31	1	34	1
Non-U.S. governments	68	1	75	1
Corporate debt	2,780	53	2,914	53
Mortgage-backed, asset-backed and collateralized:
RMBS	130	2	137	2
CMBS	200	4	217	4
CLO	585	11	585	11
ABS	1,223	24	1,253	23
Total mortgage-backed, asset-backed and collateralized	2,138	41	2,192	40
Total fixed maturity securities	5,187	99	5,407	99
Equity securities	50	1	79	1
Total	$5,237	100%	$5,486	100%

Corebridge | Third Quarter 2026 Form 10-Q      39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	September 30, 2026	December 31, 2025
Alternative investments(a)(b)	$8,316	$8,123
Investment real estate(c)	971	985
All other investments(d)	2,368	1,127
Total	$11,655	$10,235
(a)At September 30, 2026, included hedge funds of $90 million and private equity funds of $8.2 billion. At December 31, 2025, included hedge funds of $121 million and private equity funds of $8.0 billion.
(b)All liquid hedge fund investments have been redeemed. The remaining investments, excluding those in the modco agreement with Fortitude Re, are in illiquid and/or side pocket vehicles whose liquidation horizons are uncertain and likely to extend over the coming quarters and/or years.
(c)Net of accumulated depreciation of $468 million and $406 million as of September 30, 2026 and December 31, 2025, respectively.
(d)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in
Fortitude Re Bermuda totaled $156 million and $156 million at September 30, 2026 and December 31, 2025, respectively.
Other Invested Assets – Equity Method Investments
The carrying amount of equity method investments totaled $3.2 billion and $2.8 billion as of September 30, 2026 and December 31,
2025, respectively, representing various ownership percentages each period.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended September 30,
Available-for-sale fixed maturity securities, including short-term investments	$2,467	$161	$2,628	$2,316	$165	$2,481
Other fixed maturity securities	(1)	(121)	(122)	15	142	157
Equity securities	1	—	1	38	—	38
Interest on mortgage and other loans	670	33	703	682	42	724
Alternative investments*	159	52	211	47	25	72
Real estate	9	—	9	12	—	12
Other investments	49	—	49	22	—	22
Total investment income	3,354	125	3,479	3,132	374	3,506
Investment expenses	204	5	209	180	6	186
Net investment income	$3,150	$120	$3,270	$2,952	$368	$3,320

Nine Months Ended September 30,
Available-for-sale fixed maturity securities, including short-term investments	$7,305	$499	$7,804	$6,830	$509	$7,339
Other fixed maturity securities	1	(35)	(34)	55	342	397
Equity securities	4	—	4	66	—	66
Interest on mortgage and other loans	2,009	104	2,113	2,041	128	2,169
Alternative investments*	218	64	282	296	84	380
Real estate	25	(2)	23	24	—	24
Other investments	104	—	104	27	—	27
Total investment income	9,666	630	10,296	9,339	1,063	10,402
Investment expenses	622	17	639	534	21	555
Net investment income	$9,044	$613	$9,657	$8,805	$1,042	$9,847
*Included income from hedge funds and private equity funds. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

Corebridge | Third Quarter 2026 Form 10-Q      40

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended September 30,
Sales of fixed maturity securities	$39	$(16)	$23	$(29)	$—	$(29)
Intent to sell(a)	—	—	—	—	—	—
Change in allowance for credit losses on fixed maturity securities	(34)	1	(33)	(36)	(10)	(46)
Change in allowance for credit losses on loans	(29)	(3)	(32)	(22)	—	(22)
Foreign exchange transactions, net of related hedges	22	(3)	19	227	6	233
Index-Linked interest credited embedded derivatives, net of related hedges	925	—	925	(75)	—	(75)
All other derivatives and hedge accounting(b)	(121)	(185)	(306)	(36)	(13)	(49)
Sales of alternative investments and real estate investments	15	(1)	14	14	8	22
Other	(16)	(1)	(17)	(44)	(1)	(45)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	801	(208)	593	(1)	(10)	(11)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	1,032	1,032	—	(670)	(670)
Net realized gains (losses)	$801	$824	$1,625	$(1)	$(680)	$(681)

Nine Months Ended September 30,
Sales of fixed maturity securities	$(206)	$(29)	$(235)	$(683)	$(20)	$(703)
Intent to sell(a)	(60)	—	(60)	(250)	—	(250)
Change in allowance for credit losses on fixed maturity securities	(170)	—	(170)	(97)	(22)	(119)
Change in allowance for credit losses on loans	(81)	(21)	(102)	(24)	3	(21)
Foreign exchange transactions, net of related hedges	142	3	145	(339)	16	(323)
Index-Linked interest credited embedded derivatives, net of related hedges	730	—	730	(611)	—	(611)
All other derivatives and hedge accounting(b)	(95)	(189)	(284)	(452)	3	(449)
Sales of alternative investments and real estate investments	19	(9)	10	17	4	21
Other	(20)	(9)	(29)	(78)	(20)	(98)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	259	(254)	5	(2,517)	(36)	(2,553)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	730	730	—	(1,517)	(1,517)
Net realized gains (losses)	$259	$476	$735	$(2,517)	$(1,553)	$(4,070)
(a)Includes the impairment of fixed maturity securities in second quarter 2025 that Corebridge intended to transfer or sell in conjunction with the Reinsurance Agreements discussed in Note 1.
(b)Derivative activity related to hedging certain MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(8,546)	$2,405	$(10,063)	$6,009
Other investments	—	—	—	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(8,546)	$2,405	$(10,063)	$6,009

Corebridge | Third Quarter 2026 Form 10-Q      41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other invested assets still held at the reporting date:

	2026			2025
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Three Months Ended September 30,
Net gains recognized during the period on equity securities and other investments	$1	$227	$228	$38	$81	$119
Less: Net gains recognized during the period on equity securities and other investments sold during the period	1	20	21	19	5	24
Unrealized gains recognized during the reporting period on equity securities and other investments still held at the reporting date	$—	$207	$207	$19	$76	$95

Nine Months Ended September 30,
Net gains recognized during the period on equity securities and other investments	$4	$333	$337	$66	$366	$432
Less: Net gains recognized during the period on equity securities and other investments sold during the period	25	24	49	51	1	52
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(21)	$309	$288	$15	$365	$380
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major investment category:

	2026			2025
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Three Months Ended September 30,
Balance, beginning of period	$37	$123	$160	$18	$73	$91
Additions:
Securities for which allowance for credit losses were not previously recorded	26	(2)	24	17	29	46
Reductions:
Securities sold during the period	(2)	(26)	(28)	—	(3)	(3)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	12	(3)	9	—	—	—
Write-offs charged against the allowance	(25)	5	(20)	—	(25)	(25)
Other	—	—	—	2	2	4
Balance, end of period	$48	$97	$145	$37	$76	$113
Nine Months Ended September 30,
Balance, beginning of year	$36	$94	$130	$33	$86	$119
Additions:
Securities for which allowance for credit losses were not previously recorded	33	115	148	18	111	129
Reductions:
Securities sold during the period	(5)	(28)	(33)	—	(14)	(14)
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery, amortized cost basis	9	13	22	(9)	(1)	(10)
Write-offs charged against the allowance	(25)	(97)	(122)	(7)	(108)	(115)
Other	—	—	—	2	2	4
Balance, end of period	$48	$97	$145	$37	$76	$113

Corebridge | Third Quarter 2026 Form 10-Q      42

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
securities transferred, respectively.
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	September 30, 2026	December 31, 2025
Fixed maturity securities available-for-sale	$3,330	$4,405
At September 30, 2026 and December 31, 2025, amounts borrowed under repurchase and securities lending agreements totaled
$3.4 billion and $4.5 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Repurchase Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
September 30, 2026
Bonds available-for-sale:
Non-U.S. governments	$—	$—	$27	$—	$—	$27
Corporate debt	4	455	816	—	—	1,275
Total	$4	$455	$843	$—	$—	$1,302
December 31, 2025
Bonds available-for-sale:
Non-U.S. governments	$—	$25	$34	$—	$—	$59
Corporate debt	6	598	486	—	—	1,090
Total	$6	$623	$520	$—	$—	$1,149
The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Securities Lending Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	91 - 364 Days	365 Days or Greater	Total
September 30, 2026
Bonds available for sale:
Non-U.S. government	$—	$50	$—	$—	$—	$50
Corporate debt	—	1,685	293	—	—	1,978
Total	$—	$1,735	$293	$—	$—	$2,028
December 31, 2025
Bonds available-for-sale:
Non-U.S. government	$—	$57	$—	$—	$—	$57
Corporate debt	—	3,199	—	—	—	3,199
Total	$—	$3,256	$—	$—	$—	$3,256
There were no reverse repurchase agreements at September 30, 2026 and December 31, 2025.

Corebridge | Third Quarter 2026 Form 10-Q      43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Investments
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $10.7 billion and $12.1 billion at September 30, 2026 and December 31, 2025, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (“FHLBs”) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $293 million and $306 million of stock in FHLBs at September 30, 2026 and
December 31, 2025, respectively. In addition, our subsidiaries have pledged securities available-for-sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.0 billion and $7.6 billion, respectively, at
September 30, 2026 and $2.9 billion and $8.5 billion, respectively, at December 31, 2025.
Certain GICs recorded in policyholder contract deposits with a carrying value of $107 million and $48 million at September 30, 2026 and December 31, 2025, respectively, have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our Insurer Financial Strength (“IFS”) ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades and the aggregate amount of payments that we could be required to make depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $118 million and
$121 million at September 30, 2026 and December 31, 2025, respectively. This collateral primarily consists of securities of the U.S.
government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.
As part of our collateralized reinsurance transactions, we pledge collateral to cedants as contractually required. The fair value of securities pledged as excess collateral with respect to these obligations was approximately $567 million and $650 million at
September 30, 2026 and December 31, 2025, respectively. Additionally, assets supporting these transactions are held solely for the benefit of the cedants and insulated from obligations owed to our other policyholders and general creditors.
Reinsurance transactions between Corebridge and Fortitude Re were structured as modified coinsurance.

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	September 30, 2026	December 31, 2025
Commercial mortgages(a)	$37,768	$37,009
Residential mortgages	13,259	13,839
Life insurance policy loans	1,677	1,694
Commercial loans, other loans and notes receivable(b)	2,495	2,666
Total mortgage and other loans receivable	55,199	55,208
Allowance for credit losses(c)	(816)	(727)
Mortgage and other loans receivable, net	$54,383	$54,481
(a)Commercial mortgages primarily represent loans for apartments, offices and industrial properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 18% and 9%, respectively, at September 30, 2026, and 17% and 10%, respectively, at December 31, 2025).
The weighted average loan-to-value ratio for NY and CA was 66% and 58% at September 30, 2026, respectively, and 66% and 57% at December 31, 2025, respectively. The debt service coverage ratio for NY and CA was 1.9X and 2.0X at September 30, 2026, respectively, and 1.9X and 2.1X at December 31, 2025, respectively.
(b)There were no loans that were held for sale which are carried at lower of cost or market as of September 30, 2026 and December 31, 2025.
(c)Does not include allowance for credit losses of $8 million and $7 million at September 30, 2026 and December 31, 2025, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest are repaid or when a portion of the delinquent contractual payments are made, and the ongoing required contractual payments have been made for an appropriate period. As of September 30, 2026, $168 million and
$1.4 billion of residential mortgage loans and commercial mortgage loans, respectively, are in nonaccrual status. As of December 31,
2025, $128 million and $0.9 billion of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.

Corebridge | Third Quarter 2026 Form 10-Q      44

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance
Sheets. As of September 30, 2026, accrued interest receivable was $112 million and $158 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2025, accrued interest receivable was $107 million and $175 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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
CREDIT QUALITY OF COMMERCIAL AND RESIDENTIAL MORTGAGES
The following table presents debt service coverage ratios for commercial mortgages by year of vintage*:

September 30, 2026
(in millions)	2026	2025	2024	2023	2022	Prior	Total
>1.2X	$3,607	$4,674	$3,546	$1,537	$5,436	$15,012	$33,812
1.00 - 1.20X	132	199	376	106	157	1,696	2,666
<1.00X	—	—	58	58	283	891	1,290
Total commercial mortgages	$3,739	$4,873	$3,980	$1,701	$5,876	$17,599	$37,768
December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
>1.2X	$4,633	$4,154	$1,695	$5,876	$2,333	$14,172	$32,863
1.00 - 1.20X	185	217	275	464	73	1,932	3,146
<1.00X	—	—	23	42	92	843	1,000
Total commercial mortgages	$4,818	$4,371	$1,993	$6,382	$2,498	$16,947	$37,009
*The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.8X at both periods ended September 30, 2026 and December 31, 2025. The debt service coverage ratios are updated when additional relevant information becomes available.
The following table presents loan-to-value ratios for commercial mortgages by year of vintage*:

September 30, 2026
(in millions)	2026	2025	2024	2023	2022	Prior	Total
Less than 65%	$3,221	$4,067	$3,550	$1,495	$2,962	$10,796	$26,091
65% to 75%	518	806	430	147	2,415	4,738	9,054
76% to 80%	—	—	—	—	—	358	358
Greater than 80%	—	—	—	59	499	1,707	2,265
Total commercial mortgages	$3,739	$4,873	$3,980	$1,701	$5,876	$17,599	$37,768
December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
Less than 65%	$4,007	$3,806	$1,824	$3,731	$1,815	$10,145	$25,328
65% to 75%	811	565	146	2,275	421	4,776	8,994
76% to 80%	—	—	—	1	42	549	592
Greater than 80%	—	—	23	375	220	1,477	2,095
Total commercial mortgages	$4,818	$4,371	$1,993	$6,382	$2,498	$16,947	$37,009
*The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 61% at September 30, 2026 and 60% at December 31, 2025. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

Corebridge | Third Quarter 2026 Form 10-Q      45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
The following table presents the credit quality performance indicators for commercial mortgages:

(dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
September 30, 2026
Credit Quality Performance Indicator:
In good standing	563	$13,291	$7,858	$3,911	$9,495	$1,730	$808	$37,093	98%
90 days or less delinquent	1	—	—	—	—	29	—	29	—%
>90 days delinquent or in process of foreclosure(a)	4	—	460	186	—	—	—	646	2%
Total(b)	568	$13,291	$8,318	$4,097	$9,495	$1,759	$808	$37,768	100%
Allowance for credit losses		$31	$387	$180	$9	$29	$2	$638	2%

December 31, 2025
Credit Quality Performance Indicator:
In good standing	576	$13,688	$7,675	$4,114	$8,163	$2,037	$778	$36,455	99%
90 days or less delinquent	1	—	15	—	—	—	—	15	—%
>90 days delinquent or in process of foreclosure	4	1	352	186	—	—	—	539	1%
Total(b)	581	$13,689	$8,042	$4,300	$8,163	$2,037	$778	$37,009	100%
Allowance for credit losses		$28	$360	$164	$14	$27	$1	$594	2%
(a)Includes $21 million of Retail loans and $13 million of Office loans supporting the Fortitude Re Funds Withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at September 30, 2026.
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

September 30, 2026
(in millions)	2026	2025	2024	2023	2022	Prior	Total
FICO*:
780 and greater	$75	$615	$888	$492	$585	$3,288	$5,943
720 - 779	116	1,226	1,636	828	487	1,001	5,294
660 - 719	29	299	537	248	148	467	1,728
600 - 659	—	—	—	9	23	162	194
Less than 600	—	—	—	8	19	73	100
Total residential mortgages	$220	$2,140	$3,061	$1,585	$1,262	$4,991	$13,259

December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO*:
780 and greater	$595	$974	$570	$616	$2,129	$1,384	$6,268
720 - 779	1,044	1,740	926	529	509	543	5,291
660 - 719	287	578	292	180	125	349	1,811
600 - 659	107	54	17	28	15	158	379
Less than 600	—	—	5	12	7	66	90
Total residential mortgages	$2,033	$3,346	$1,810	$1,365	$2,785	$2,500	$13,839
*Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On September
30, 2026 and December 31, 2025 residential loans direct to consumers totaled $7.2 billion and $7.8 billion, respectively.

Corebridge | Third Quarter 2026 Form 10-Q      46

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Lending Activities
ALLOWANCE FOR CREDIT LOSSES
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable*:

	2026			2025
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Three Months Ended September 30,
Allowance, beginning of period	$629	$154	$783	$586	$133	$719
Loans charged off	—	(1)	(1)	(14)	—	(14)
Net charge-offs	—	(1)	(1)	(14)	—	(14)
Addition to (release of) allowance for loan losses	9	25	34	(11)	24	13
Allowance, end of period	$638	$178	$816	$561	$157	$718

Nine Months Ended September 30,
Allowance, beginning of period	$594	$133	$727	$626	$145	$771
Loans charged off	(8)	(4)	(12)	(76)	(1)	(77)
Net charge-offs	(8)	(4)	(12)	(76)	(1)	(77)
Addition to (release of) allowance for loan losses	52	49	101	11	13	24
Allowance, end of period	$638	$178	$816	$561	$157	$718
*Does not include allowance for credit losses of $8 million and $17 million, respectively at September 30, 2026 and, 2025, in relation to the off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.
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
During the nine months ended September 30, 2026, commercial mortgage loans with an amortized cost of $470 million (including $11 million supporting the funds withheld arrangements with Fortitude Re) and commercial loans, other loans and notes receivable with an amortized cost of $21 million (none of which were supporting the funds withheld arrangements with Fortitude Re) were granted term extensions and/or changes in interest payment terms. During the nine months ended September 30, 2025, commercial mortgage loans with an amortized cost of $150 million and commercial loans, other loans and notes receivable with an amortized cost of $10 million (none of which were supporting the funds withheld arrangements with Fortitude Re) were granted term extensions.The modified loans represent 1% of each of these two portfolio segments. These modifications added less than one year to the weighted average life of loans in each of these two portfolio segments.
During the nine months ended September 30, 2026, commercial mortgage loans with an amortized cost of $28 million and commercial loans, other loans and notes receivable with an amortized cost of $10 million, which were previously extended, became delinquent. There were no loans that defaulted during the nine months ended September 30, 2025 that had been previously modified with borrowers experiencing financial difficulties.
Corebridge closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

Corebridge | Third Quarter 2026 Form 10-Q      47

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
On August 1, 2025 and January 2, 2026, AGL and USL closed their coinsurance and modco reinsurance agreements with CSLR, effective as of August 1, 2025 and January 1, 2026, respectively. Under the terms of these reinsurance agreements, AGL and USL reinsured 100% of their individual variable annuity contracts. The majority of the variable annuity contracts are considered investment contracts as they do not contain significant insurance risk; therefore, the reinsurance of such contracts is accounted for under deposit accounting. As of the closing dates, we transferred to the reinsurer $2.1 billion of assets primarily consisting of fixed maturity securities supporting the general account liabilities, net of a ceding commission. At inception, we recorded a net deposit asset of $2.8 billion, which includes a $2.2 billion deferred gain, reported in Other assets in the Condensed Consolidated Balance Sheets. The net deposit asset was $2.6 billion and $2.5 billion as of September 30, 2026 and December 31, 2025, respectively. The deferred gain is amortized into income over the estimated remaining life of the reinsured contracts. Additionally, $48.7 billion of separate account liabilities were ceded under the modco portion of the agreement. Refer to Note 1 for additional information related to the reinsurance agreement.
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

Corebridge | Third Quarter 2026 Form 10-Q      48

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Reinsurance
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	September 30, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available-for-sale	$11,307	$11,307	$12,739	$12,739	Fair value through other comprehensive income
Fixed maturity securities - fair value option	4,815	4,815	4,982	4,982	Fair value through net investment income
Commercial mortgage loans	2,473	2,221	2,745	2,594	Amortized cost
Real estate investments	89	125	118	165	Amortized cost
Private equity funds/hedge funds	2,006	2,006	1,800	1,800	Fair value through net investment income
Policy loans	291	291	302	302	Amortized cost
Short-term Investments	281	281	399	399	Fair value through net investment income
Funds withheld investment assets	21,262	21,046	23,085	22,981
Derivative assets, net(a)	—	—	—	—	Fair value through realized gains (losses)
Other(b)	543	543	667	667	Amortized cost
Total	$21,805	$21,589	$23,752	$23,648
(a)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $0 million and $912 million, respectively, as of September 30, 2026. The derivative assets and liabilities supporting the
Fortitude Re funds withheld arrangements had a fair market value of $0 million and $615 million, respectively, as of December 31, 2025. These derivative assets and liabilities are fully collateralized either by cash or securities.
(b)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net investment income - Fortitude Re funds withheld assets	$120	$368	$613	$1,042
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized losses Fortitude Re funds withheld assets	(208)	(10)	(254)	(36)
Net realized gains (losses) Fortitude Re funds withheld embedded derivatives	1,032	(670)	730	(1,517)
Net realized gains (losses) - Fortitude Re funds withheld assets	824	(680)	476	(1,553)
Income (loss) before income tax expense (benefit)	944	(312)	1,089	(511)
Income tax expense (benefit)*	199	(65)	229	(107)
Net income (loss)	745	(247)	860	(404)
Change in unrealized appreciation (depreciation) of the invested assets supporting the Fortitude Re modco arrangement classified as available-for-sale*	(692)	235	(767)	380
Comprehensive income (loss)	$53	$(12)	$93	$(24)
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
REINSURANCE – CREDIT LOSSES
The total reinsurance recoverables as of September 30, 2026 were $24.0 billion. As of that date, utilizing Corebridge’s Obligor Risk
Ratings, (i) approximately 100% of the reinsurance recoverables were investment grade, (ii) approximately 0% were non-investment grade reinsurance recoverables and (iii) none of the reinsurance recoverables were related to entities that were not rated by
Corebridge.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Balance, beginning of period	$5	$10	$6	$12
Current period provision for expected credit losses	—	—	(1)	(2)
Balance, end of period	$5	$10	$5	$10
There were no material recoveries of credit losses previously written off for the nine months ended September 30, 2026 or 2025.

Corebridge | Third Quarter 2026 Form 10-Q      49

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

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
September 30, 2026
Assets:
Bonds available-for-sale	$22	$—	$22
Other bond securities	24	—	24
Mortgage and other loans receivable	—	1,541	1,541
Other invested assets
Alternative investments(a)	2,350	—	2,350
Investment real estate	441	—	441
Short-term investments	95	—	95
Cash	30	—	30
Accrued investment income	—	4	4
Other assets	71	—	71
Total assets(b)	$3,033	$1,545	$4,578
Liabilities:
Debt of consolidated investment entities	$409	$815	$1,224
Other liabilities	48	—	48
Total liabilities	$457	$815	$1,272

Corebridge | Third Quarter 2026 Form 10-Q      50

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities

(in millions)	Real Estate and Investment Entities(c)	Securitization and Repackaging Vehicles	Total
December 31, 2025
Assets:
Bonds available-for-sale	$33	$—	$33
Other bond securities	37	—	37
Mortgage and other loans receivable	—	1,750	1,750
Other invested assets
Alternative investments(a)	2,575	—	2,575
Investment real estate	492	—	492
Short-term investments	93	—	93
Cash	38	—	38
Accrued investment income	—	5	5
Other assets	50	—	50
Total assets(b)	$3,318	$1,755	$5,073
Liabilities:
Debt of consolidated investment entities	$409	$883	$1,292
Other liabilities	39	—	39
Total liabilities	$448	$883	$1,331
(a)Composed primarily of investments in real estate joint ventures at September 30, 2026 and December 31, 2025.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Off-balance-sheet exposure primarily consisting of commitments by insurance operations and affiliates into real estate and investment entities. At September 30, 2026 and December 31, 2025, the Company had commitments to internal parties of $0.8 billion and $0.9 billion and commitments to external parties of $0.2 billion and
$0.3 billion, respectively.
The following table presents the revenue, net income (loss) attributable to noncontrolling interests and net income (loss)
attributable to Corebridge associated with our variable interests in consolidated VIEs, as classified in the Condensed
Consolidated Statements of Income (Loss):

	Real Estate and	Securitization
	Investment	and Repackaging
(in millions)	Entities	Vehicles	Total
Three Months Ended September 30, 2026
Total revenue	$26	$12	$38
Net income attributable to noncontrolling interests	$1	$—	$1
Net income attributable to Corebridge	$18	$7	$25
Three Months Ended September 30, 2025
Total revenue	$(10)	$16	$6
Net (loss) attributable to noncontrolling interests	$(10)	$—	$(10)
Net income (loss) attributable to Corebridge	$(8)	$10	$2
Nine Months Ended September 30, 2026
Total revenue	$25	$40	$65
Net (loss) attributable to noncontrolling interests	$(13)	$—	$(13)
Net income attributable to Corebridge	$21	$25	$46
Nine Months Ended September 30, 2025
Total revenue	$64	$51	$115
Net (loss) attributable to noncontrolling interests	$(14)	$—	$(14)
Net income attributable to Corebridge	$50	$34	$84
We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of
VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced obligation and
(iii) other commitments and guarantees to the VIE.

Corebridge | Third Quarter 2026 Form 10-Q      51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Variable Interest Entities
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet (c)	Total
September 30, 2026
Real estate and investment entities(a)	$529,069	$6,790	$3,970	$10,760
Total	$529,069	$6,790	$3,970	$10,760
December 31, 2025
Real estate and investment entities(a)	$501,904	$6,249	$3,405	$9,654
Total	$501,904	$6,249	$3,405	$9,654
(a)Composed primarily of hedge funds and private equity funds.
(b)At September 30, 2026 and December 31, 2025, $6.8 billion and $6.2 billion, respectively, of our total unconsolidated VIE assets were recorded as other invested assets.
(c)These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
Additionally, Corebridge is a passive investor in certain investment vehicles that securitized certain secured loans, bank loans and residential mortgage loans. The notes held by Corebridge and their related fair values are included in the available-for-sale disclosures that are reported in Notes 4 and 5. As of September 30, 2026, the total VIE assets of these securitizations are $2.6 billion, of which Corebridge’s maximum exposure to loss including unfunded commitments is $2.5 billion. As of December 31, 2025, the total
VIE assets of these securitizations are $2.5 billion, of which Corebridge’s maximum exposure to loss is $2.5 billion.

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
For additional information on embedded derivatives and MRBs, see Notes 4, 13 and 14.

Corebridge | Third Quarter 2026 Form 10-Q      52

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2026				December 31, 2025
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$2,829	$359	$17,062	$941	$11,987	$364	$9,734	$234
Foreign exchange contracts	9,297	337	2,909	185	3,855	252	8,128	236
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	15,956	1,054	29,785	2,561	19,672	552	25,397	1,399
Foreign exchange contracts	7,911	419	5,029	235	6,139	459	6,847	318
Equity contracts	78,884	9,194	81,619	5,183	66,780	8,388	64,855	4,900
Credit contracts(b)	22,600	401	22,600	23	—	—	—	—
Other contracts(c)	50,118	20	44	1	49,020	14	212	4
Total derivatives, gross(d)	$187,595	$11,784	$159,048	$9,129	$157,453	$10,029	$115,173	$7,091
Counterparty netting(e)		(7,351)		(7,351)		(6,106)		(6,106)
Cash collateral(f)		(3,961)		(1,369)		(3,482)		(686)
Total Derivatives on Condensed Consolidated Balance Sheets(g)		$472		$409		$441		$299
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
(d)Includes $12.6 billion and $20.5 billion of notional amounts associated with reinsurance agreements at September 30, 2026 and December 31, 2025.
(e)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(f)Represents cash collateral posted and received that is eligible for netting.
(g)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. All derivative transactions are with third parties. The fair value of assets related to bifurcated embedded derivatives were both zero at September 30,
2026 and December 31, 2025. The fair value of liabilities related to bifurcated embedded derivatives was $15.7 billion and $16.0 billion at September 30, 2026 and
December 31, 2025, respectively. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets.
Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components; bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
The following amounts were recorded on the Condensed Consolidated Balance Sheets related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	September 30, 2026		December 31, 2025
(in millions)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included In the Carrying Amount of the Hedged Assets Liabilities
Balance sheet line item in which hedged item is recorded:
Fixed maturities, available-for-sale, at fair value(a)	$12,257	$(159)	$11,984	$(7)
Commercial mortgage and other loans(b)	$—	$(16)	$—	$(19)
Policyholder contract deposits(c)	$(13,696)	$274	$(13,022)	$(48)
(a)These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2026, the amortized cost basis of the closed portfolios used in these hedging relationships was
$4.0 billion, the amount of the designated hedged item was $2.7 billion, and the cumulative basis adjustment associated with these hedging relationships was
$(159) million. At December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.0 billion, the amount of the designated hedged item was $2.7 billion, and the cumulative basis adjustment associated with these hedging relationships was $(7) million.
(b)Hedge accounting has been discontinued, but the respective loans are still held. The cumulative adjustment is being amortized into earnings over the remaining life of the loan.
(c)During the third quarter 2026, the Company discontinued certain GIC fair value hedging relationships. There were no material fair value hedging adjustments related to these discontinued hedging relationships.

Corebridge | Third Quarter 2026 Form 10-Q      53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting
COLLATERAL
We engage in derivative transactions that are not subject to a clearing requirement directly with third parties, in most cases under
International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements. Nearly all of the ISDA Master Agreements also include Credit Support Annex (“CSA”) provisions, which provide for collateral postings that may vary based on criteria such as ratings and threshold levels. We attempt to reduce our risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an up-front or contingent basis. We minimize the risk that counterparties might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and generally requiring additional collateral to be posted upon the occurrence of certain events or circumstances. Additionally, in the case reinsurance agreements involve derivative transactions, cash collateral is provided to us by reinsurers and can be posted to third parties under the respective
ISDA and CSA provisions.
Collateral posted by us to third parties for derivative transactions was $1.9 billion and $1.2 billion at September 30, 2026 and
December 31, 2025, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $6.0 billion and $4.0 billion at September 30, 2026 and December 31, 2025, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
In 2022, we designated certain interest rate swaps entered into with related parties as cash flow hedges of forecasted coupon payments associated with anticipated long-term debt issuances and we recognized derivative gains in AOCI. For the three and nine months ended September 30, 2026, $7 million and $21 million, respectively, and for the three and nine months ended September 30,
2025, $7 million and $21 million, respectively, have been reclassified into Interest expense. The remaining amount in AOCI, of $97 million, will be reclassified into Interest expense over the life of the hedging relationship, which can extend up to 30 years. We expect
$18 million to be reclassified into Interest expense over the next 12 months. There are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
For additional information related to the debt issuances, see Note 15 to the Consolidated Financial Statements in the 2025 Form 10-K.
We also designated certain interest rate swaps as cash flow hedges of floating-rate investment assets. Related to such swaps, for the three and nine months ended September 30, 2026, we recognized derivative gains (losses) of $(431) million and
$(576) million
,
respectively, in AOCI and $0 million and $2 million, respectively, in net investment income. For the three and nine months ended
September 30, 2025, we recognized derivative gains (losses) of $13 million and $259 million, respectively, in AOCI and $(15) million and $(43) million, respectively, in net investment income. As it relates to such hedges, we do not expect any reclassifications into net investment income over the next 12 months and there are no amounts excluded from the assessment of hedge effectiveness that are recognized in earnings.
We use cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. We recognized gains (losses) for the three and nine months ended September 30, 2026 of $0 million and $3 million, respectively, and for the three and nine months ended September 30, 2025 of $0 million and $(9) million, respectively, included in
Change in foreign currency translation adjustment in OCI related to the net investment hedge relationships. The gains (losses)
recognized primarily include transactions with related parties. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

Corebridge | Third Quarter 2026 Form 10-Q      54

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting
The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Earnings for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended September 30, 2026
Interest rate contracts:
Interest credited to policyholder account balances	$(205)	$—	$207	$2
Net investment income	111	—	(110)	1
Foreign exchange contracts:
Realized gains (losses)	$40	$(42)	$(40)	$(42)
Three Months Ended September 30, 2025
Interest rate contracts:
Interest credited to policyholder account balances	$2	$—	$(4)	$(2)
Net investment income	—	—	—	—
Foreign exchange contracts:
Realized gains (losses)	$36	$109	$(36)	$109
Nine Months Ended September 30, 2026
Interest rate contracts:
Interest credited to policyholder account balances	$(326)	$—	$324	$(2)
Net investment income	153	—	(152)	1
Foreign exchange contracts:
Realized gains (losses)	$250	$(60)	$(250)	$(60)
Nine Months Ended September 30, 2025
Interest rate contracts:
Interest credited to policyholder account balances	$144	$—	$(150)	$(6)
Net investment income	—	—	—	—
Foreign exchange contracts:
Realized gains (losses)	$(847)	$236	$847	$236
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

Corebridge | Third Quarter 2026 Form 10-Q      55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Derivatives and Hedge Accounting
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed
Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
By Derivative Type:
Interest rate contracts	$(656)	$35	$(805)	$(35)
Foreign exchange contracts	67	(30)	185	(646)
Equity contracts	171	367	711	265
Credit contracts	30	27	72	58
Other contracts	21	17	59	49
Embedded derivatives	803	(955)	(366)	(1,833)
Fortitude Re funds withheld embedded derivative	1,032	(670)	730	(1,517)
Total(a)	$1,468	$(1,209)	$586	$(3,659)
By Classification:
Policy fees	$15	$16	$49	$47
Net investment income (loss) - Fortitude Re funds withheld assets	(10)	7	(3)	(18)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	902	(126)	799	(1,639)
Net realized losses on Fortitude Re funds withheld assets	(183)	(5)	(170)	(39)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivatives	1,032	(670)	730	(1,517)
Policyholder benefits	(6)	—	(6)	—
Change in the Fair value of market risk benefits(b)	(282)	(431)	(813)	(493)
Total(a)	$1,468	$(1,209)	$586	$(3,659)
(a)Includes gains (losses) with related parties of $1 million and $3 million for the three and nine months ended September 30, 2025, respectively.
(b)This represents activity related to derivatives that economically hedge changes in fair value of certain MRBs. Excludes the impact of ceding derivative gains and losses in conjunction with the reinsurance agreements with CSLR. Starting August 1, 2025, the amount presented is ceded to CSLR. See Note 1 for additional information.
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

Corebridge | Third Quarter 2026 Form 10-Q      56

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Deferred Policy Acquisition Costs
The following table presents a rollforward of deferred policy acquisition costs related to long-duration contracts for the nine months ended September 30, 2026 and 2025:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
DAC:
Balance at January 1, 2026	$3,378	$1,053	$4,162	$118	$164	$8,875
Capitalization	516	67	294	36	(1)	912
Amortization expense	(412)	(84)	(246)	(16)	—	(758)
Other adjustments(a)	—	—	—	—	(163)	(163)
Balance at September 30, 2026(b)	$3,482	$1,036	$4,210	$138	$—	$8,866

Balance at January 1, 2025	$3,020	$1,049	$4,127	$95	$1,990	$10,281
Capitalization	644	69	274	28	42	1,057
Amortization expense	(347)	(65)	(252)	(12)	(126)	(802)
Other, including foreign exchange(a)	—	—	—	—	(1,739)	(1,739)
Balance at September 30, 2025(b)	$3,317	$1,053	$4,149	$111	$167	$8,797
(a)Includes the impacts of the reinsurance agreement with CSLR. See Note 7 for additional information.
(b)Excludes value of business acquired (“VOBA”) of $8 million and $11 million at September 30, 2026 and 2025, respectively.
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
balances. DSI amounts are deferred and amortized on a constant level basis over the life of the contract consistent with DAC.
The following table presents a rollforward of deferred sales inducement assets related to long-duration contracts for the nine months ended September 30, 2026 and 2025:

	Individual Retirement	Group Retirement	Corporate and Other	Total
(in millions)
Balance at January 1, 2026	$182	$140	$1	$323
Capitalization	—	—	—	—
Amortization expense	(23)	(11)	—	(34)
Other adjustments(a)	—	—	(1)	(1)
Balance at September 30, 2026	$159	$129	$—	$288
Other reconciling items(b)				4,222
Other assets, including restricted cash				$4,510

Balance at January 1, 2025	$218	$152	$70	$440
Capitalization	—	—	—	—
Amortization expense	(28)	(9)	(5)	(42)
Other, including foreign exchange(a)	—	—	(63)	(63)
Balance at September 30, 2025	$190	$143	$2	$335
Other reconciling items(b)				4,289
Other assets, including restricted cash				$4,624
(a)Includes the impacts of the reinsurance agreement with CSLR. See Note 7 for additional information.
(b)Other reconciling items include deposit assets, derivative assets, prepaid expenses, goodwill and any similar items.

Corebridge | Third Quarter 2026 Form 10-Q      57

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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.
The following table presents fair value of separate account investment options:

	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
September 30, 2026
Equity funds	$31,460	$1,085	$776	$25,766	$59,087
Bond funds	2,954	47	1,625	3,992	8,618
Balanced funds	5,984	62	2,756	16,528	25,330
Money market funds	767	14	286	605	1,672
Total	$41,165	$1,208	$5,443	$46,891	$94,707

December 31, 2025
Equity funds	$30,683	$1,027	$721	$26,073	$58,504
Bond funds	3,160	48	1,398	4,165	8,771
Balanced funds	6,055	59	2,660	17,903	26,677
Money market funds	803	15	178	637	1,633
Total	$40,701	$1,149	$4,957	$48,778	$95,585
The following table presents the balances and changes in separate account liabilities:

	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Nine Months Ended September 30, 2026
Separate accounts balance, beginning of year	$40,701	$1,149	$4,957	$48,778	$95,585
Premiums and deposits	1,026	22	613	1,254	2,915
Policy charges	(362)	(32)	(99)	(904)	(1,397)
Surrenders and withdrawals	(3,648)	(30)	(136)	(4,435)	(8,249)
Benefit payments	(465)	(11)	(85)	(803)	(1,364)
Investment performance	4,332	115	204	2,959	7,610
Net transfers from (to) general account and other	(419)	(5)	(11)	42	(393)
Separate accounts balance, end of period	$41,165	$1,208	$5,443	$46,891	$94,707
Cash surrender value*	$41,081	$1,198	$5,439	$46,101	$93,819

Corebridge | Third Quarter 2026 Form 10-Q      58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11. Separate Account Assets and Liabilities

	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Nine Months Ended September 30, 2025
Separate accounts balance, beginning of year	$39,672	$1,059	$4,339	$48,818	$93,888
Premiums and deposits	1,027	25	621	1,033	2,706
Policy charges	(349)	(34)	(95)	(916)	(1,394)
Surrenders and withdrawals	(3,306)	(31)	(222)	(3,864)	(7,423)
Benefit payments	(466)	(10)	(14)	(732)	(1,222)
Investment performance	5,004	143	241	5,235	10,623
Net transfers from (to) general account and other	(413)	(5)	26	44	(348)
Separate accounts balance, end of period	$41,169	$1,147	$4,896	$49,618	$96,830
Cash surrender value*	$41,078	$1,126	$4,898	$48,772	$95,874
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

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Nine Months Ended September 30, 2026
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,365	$—	$825	$9,190
Effect of changes in discount rate assumptions (AOCI)	—	—	504	—	34	538
Beginning balance at original discount rate	—	—	8,869	—	859	9,728
Effect of changes in cash flow assumptions	—	—	(250)	—	—	(250)
Effect of actual variances from expected experience	—	—	(25)	—	(10)	(35)
Adjusted beginning of year balance	—	—	8,594	—	849	9,443
Issuances	—	—	543	—	17	560
Interest accrual	—	—	248	—	26	274
Net premium collected	—	—	(793)	—	(90)	(883)
Other	—	—	3	—	—	3
Ending balance at original discount rate	—	—	8,595	—	802	9,397
Effect of changes in discount rate assumptions (AOCI)	—	—	(947)	—	(78)	(1,025)
Balance, end of period	$—	$—	$7,648	$—	$724	$8,372

Corebridge | Third Quarter 2026 Form 10-Q      59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Nine Months Ended September 30, 2026
Present value of expected future policy benefits
Balance, beginning of year	$1,173	$291	$17,209	$24,147	$18,772	$61,592
Effect of changes in discount rate assumptions (AOCI)	110	(5)	1,261	3,290	1,180	5,836
Beginning balance at original discount rate	1,283	286	18,470	27,437	19,952	67,428
Effect of changes in cash flow assumptions(a)	—	—	(322)	—	—	(322)
Effect of actual variances from expected experience(a)	(23)	(2)	(12)	11	(22)	(48)
Adjusted beginning of year balance	1,260	284	18,136	27,448	19,930	67,058
Issuances	49	9	537	333	27	955
Interest accrual	38	11	579	895	706	2,229
Benefit payments	(90)	(29)	(1,214)	(1,291)	(1,104)	(3,728)
Foreign exchange impact	—	—	—	(156)	—	(156)
Other	—	—	6	—	—	6
Ending balance at original discount rate	1,257	275	18,044	27,229	19,559	66,364
Effect of changes in discount rate assumptions (AOCI)	(178)	(12)	(2,454)	(5,153)	(2,708)	(10,505)
Balance, end of period	$1,079	$263	$15,590	$22,076	$16,851	$55,859
Net liability for future policy benefits, end of period	1,079	263	7,942	22,076	16,127	47,487
Liability for future policy benefits for certain participating contracts	—	—	11	—	1,194	1,205
Liability for universal life policies(b)	—	—	4,287	—	52	4,339
Deferred profit liability	30	19	28	1,613	749	2,439
Other reconciling items(c)	13	—	368	—	107	488
Future policy benefits for life and accident and health insurance contracts	1,122	282	12,636	23,689	18,229	55,958
Less: Reinsurance recoverable:	(5)	—	(644)	(64)	(18,229)	(18,942)
Net liability for future policy benefits after reinsurance recoverable	$1,117	$282	$11,992	$23,625	$—	$37,016
Weighted average liability duration of the liability for future policy benefits (years)(d)	6.9	5.6	10.2	10.4	9.6

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Nine Months Ended September 30, 2025
Present value of expected net premiums
Balance, beginning of year	$—	$—	$8,287	$—	$871	$9,158
Effect of changes in discount rate assumptions (AOCI)	—	—	797	—	61	858
Beginning balance at original discount rate	—	—	9,084	—	932	10,016
Effect of changes in cash flow assumptions	—	—	(169)	—	(8)	(177)
Effect of actual variances from expected experience	—	—	(24)	—	—	(24)
Adjusted beginning of year balance	—	—	8,891	—	924	9,815
Issuances	—	—	501	—	27	528
Interest accrual	—	—	262	—	29	291
Net premium collected	—	—	(786)	—	(106)	(892)
Other	—	—	3	—	—	3
Ending balance at original discount rate	—	—	8,871	—	874	9,745
Effect of changes in discount rate assumptions (AOCI)	—	—	(483)	—	(33)	(516)
Balance, end of period	$—	$—	$8,388	$—	$841	$9,229

Corebridge | Third Quarter 2026 Form 10-Q      60

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Future Policy Benefits

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions, except for liability durations)
Nine Months Ended September 30, 2025
Present value of expected future policy benefits
Balance, beginning of year	$1,130	$202	$16,947	$19,487	$19,243	$57,009
Effect of changes in discount rate assumptions (AOCI)	145	3	1,720	3,206	1,556	6,630
Reclassification due to reinsurance recapture	—	102	—	259	(361)	—
Beginning balance at original discount rate	1,275	307	18,667	22,952	20,438	63,639
Effect of changes in cash flow assumptions(a)	—	—	(129)	9	(4)	(124)
Effect of actual variances from expected experience(a)	(18)	—	(32)	13	(17)	(54)
Adjusted beginning of year balance	1,257	307	18,506	22,974	20,417	63,461
Issuances	69	6	494	2,058	30	2,657
Interest accrual	38	12	598	743	726	2,117
Benefit payments	(88)	(33)	(1,124)	(1,085)	(1,113)	(3,443)
Foreign exchange impact	—	—	—	707	—	707
Other	5	(2)	2	—	(11)	(6)
Ending balance at original discount rate	1,281	290	18,476	25,397	20,049	65,493
Effect of changes in discount rate assumptions (AOCI)	(105)	6	(1,118)	(3,448)	(917)	(5,582)
Balance, end of period	$1,176	$296	$17,358	$21,949	$19,132	$59,911
Net liability for future policy benefits, end of period	1,176	296	8,970	21,949	18,291	50,682
Liability for future policy benefits for certain participating contracts	—	—	11	—	1,231	1,242
Liability for universal life policies(b)	—	—	4,269	—	54	4,323
Deferred profit liability	33	21	25	1,643	790	2,512
Other reconciling items(c)	15	—	402	—	103	520
Future policy benefits for life and accident and health insurance contracts	1,224	317	13,677	23,592	20,469	59,279
Less: Reinsurance recoverable:	(5)	—	(665)	(46)	(20,469)	(21,185)
Net liability for future policy benefits after reinsurance recoverable	$1,219	$317	$13,012	$23,546	$—	$38,094
Weighted average liability duration of the liability for future policy benefits (years)(d)	7.4	6.0	10.6	11.2	10.6
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
For the nine months ended September 30, 2026 and 2025 in the traditional and term life insurance block, capping of net premium ratios at 100% caused a (credit)/charge to net income of $0 million and $0 million, respectively. The discount rate was updated based on market observable information.

Corebridge | Third Quarter 2026 Form 10-Q      61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Future Policy Benefits
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

		Nine Months Ended September 30,
(in millions)		2026	2025
Individual Retirement	Undiscounted expected future benefits and expense	$1,833	$1,856
	Undiscounted expected future gross premiums	$—	$—
Group Retirement	Undiscounted expected future benefits and expense	$390	$418
	Undiscounted expected future gross premiums	$—	$—
Life Insurance	Undiscounted expected future benefits and expense	$30,316	$29,720
	Undiscounted expected future gross premiums	$20,391	$19,679
	Discounted expected future gross premiums (at current discount rate)	$13,057	$13,474
Institutional Markets	Undiscounted expected future benefits and expense	$53,794	$51,382
	Undiscounted expected future gross premiums	$—	$—
Corporate and other	Undiscounted expected future benefits and expense	$38,800	$40,316
	Undiscounted expected future gross premiums	$1,691	$1,838
	Discounted expected future gross premiums (at current discount rate)	$1,096	$1,263
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of
Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums		Interest Accretion
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Individual Retirement	$60	$69	$38	$38
Group Retirement	7	7	11	12
Life Insurance	1,389	1,385	331	336
Institutional Markets	344	2,102	895	743
Corporate and Other	160	177	680	697
Total	$1,960	$3,740	$1,955	$1,826
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and Other

September 30, 2026
Weighted-average interest rate, original discount rate	4.03%	5.17%	4.79%	4.61%	4.90%
Weighted-average interest rate, current discount rate	6.24%	6.11%	6.43%	6.51%	6.39%
September 30, 2025
Weighted-average interest rate, original discount rate	3.91%	5.31%	4.70%	4.55%	4.88%
Weighted-average interest rate, current discount rate	5.13%	4.97%	5.34%	5.74%	5.33%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
Actuarial Assumption Updates for Liability for Future Policy Benefits
In 2026, Corebridge recognized a favorable impact to net income, primarily driven by favorable mortality assumption updates related to traditional life products. In 2025, Corebridge recognized an unfavorable impact to net income primarily driven by updates to policyholder assumptions, including lapse and mortality updates related to traditional life products.
Additional Liabilities: For universal-life type products, insurance benefits in excess of the account balance are generally recognized as expenses in the period incurred unless the design of the product is such that future charges are insufficient to cover the benefits, in which case an “additional liability” is accrued over the life of the contract. These additional liabilities are included in Future policy benefits for life and accident and health insurance contracts in the Condensed Consolidated Balance Sheets.

Corebridge | Third Quarter 2026 Form 10-Q      62

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12. Future Policy Benefits
The following table presents the balances and changes in the liability for universal life policies:

	Nine Months Ended September 30,
	2026			2025
	Life Insurance	Corporate and Other	Total	Life Insurance	Corporate and Other	Total
(in millions, except duration of liability)
Balance, beginning of year	$4,241	$54	$4,295	$4,034	$54	$4,088
Effect of changes in assumptions	138	—	138	54	—	54
Effect of changes in experience	267	(4)	263	315	(2)	313
Adjusted beginning balance	$4,646	$50	$4,696	$4,403	$52	$4,455
Assessments	496	—	496	494	—	494
Excess benefits paid	(743)	—	(743)	(843)	—	(843)
Interest accrual	128	2	130	121	2	123
Other	(7)	—	(7)	(9)	—	(9)
Changes related to unrealized appreciation (depreciation) of investments	(233)	—	(233)	103	—	103
Balance, end of period	$4,287	$52	$4,339	$4,269	$54	$4,323
Less: Reinsurance recoverable	(205)	(52)	(257)	(164)	(54)	(218)
Balance, end of period, net of Reinsurance recoverable	$4,082	$—	$4,082	$4,105	$—	$4,105
Weighted average duration of liability *	23.4	8.5		25.6	8.7
*The weighted average duration of liabilities is calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of
Income (Loss) for the liability for universal life policies:

	Gross Assessments		Interest Accretion
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Life Insurance	$773	$813	$128	$121
Corporate and Other	30	27	2	2
Total	$803	$840	$130	$123
The following table presents the calculation of weighted average interest rate for the liability for universal life policies:

September 30,	2026		2025
	Life Insurance	Corporate and Other	Life Insurance	Corporate and Other

Weighted-average interest rate	4.15%	4.20%	4.01%	4.20%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
The following table presents details concerning our universal life policies:

	Nine Months Ended September 30,
(in millions, except for attained age of contract holders)	2026	2025
Account value	$4,493	$4,159
Net amount at risk	$79,764	$77,673
Average attained age of contract holders	54	54
Actuarial Assumption Updates for Liability for Universal Life Policies
In 2026, Corebridge recognized an unfavorable impact to net income primarily due to lapse and mortality assumption updates for certain blocks of universal life products. In 2025, Corebridge recognized an unfavorable impact to net income primarily due to lapse updates for certain universal life products.

Corebridge | Third Quarter 2026 Form 10-Q      63

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
For additional information on index credits accounted for as embedded derivatives, see Note 4.
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Corporate and other	Total
(in millions, except for average crediting rate)
Nine Months Ended September 30, 2026
Policyholder contract deposits account balance, beginning of year	$111,802	$38,407	$10,440	$22,746	$7,729	$191,124
Deposits	12,673	3,420	1,193	5,115	1,577	23,978
Policy charges	(207)	(390)	(1,109)	(101)	(503)	(2,310)
Surrenders and withdrawals	(9,010)	(6,811)	(215)	(136)	(4,941)	(21,113)
Benefit payments	(1,967)	(1,631)	(176)	(2,853)	(1,145)	(7,772)
Net transfers from (to) separate account	(1)	3,705	25	(300)	4,382	7,811
Interest credited	4,475	1,048	400	827	156	6,906
Other, including foreign exchange	(31)	—	27	3	6	5
Policyholder contract deposits account balance, end of period	117,734	37,748	10,585	25,301	7,261	198,629
Other reconciling items(b)	(3,678)	(332)	(84)	(186)	(6)	(4,286)
Policyholder contract deposits	$114,056	$37,416	$10,501	$25,115	$7,255	$194,343
Weighted average crediting rate	3.78%	3.29%	4.48%	4.70%	2.81%
Cash surrender value(c)	$109,140	$36,772	$9,477	$2,672	$5,806	$163,867
Nine Months Ended September 30, 2025
Policyholder contract deposits account balance, beginning of year	$100,230	$39,246	$10,338	$18,026	$8,375	$176,215
Reclassification due to reinsurance recapture	—	—	—	14	(14)	—
Deposits	16,323	3,505	1,196	5,221	1,339	27,584
Policy charges	(167)	(376)	(1,120)	(62)	(521)	(2,246)
Surrenders and withdrawals	(7,653)	(6,561)	(220)	(190)	(4,369)	(18,993)
Benefit payments	(2,056)	(1,434)	(191)	(1,390)	(1,077)	(6,148)
Net transfers from (to) separate account	—	3,354	26	(336)	3,971	7,015
Interest credited	3,297	945	350	689	166	5,447
Other, including foreign exchange	(18)	—	12	(5)	10	(1)
Policyholder contract deposits account balance, end of period	109,956	38,679	10,391	21,967	7,880	188,873
Other reconciling items(b)	(1,854)	(257)	191	148	(1)	(1,773)
Policyholder contract deposits	$108,102	$38,422	$10,582	$22,115	$7,879	$187,100
Weighted average crediting rate	3.57%	3.22%	4.45%	4.70%	2.76%
Cash surrender value(c)	$103,213	$37,839	$9,280	$2,612	$6,287	$159,231
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), and thus, did not impact the ending balance of policyholder contract deposits.
(b)Reconciling items principally relate to MRBs that are bifurcated and reported separately, and changes in the fair value of embedded derivatives of $372 million and
$1.8 billion that are recorded in policyholder contract deposits as of September 30, 2026 and 2025, respectively.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs do not have a cash surrender value).

Corebridge | Third Quarter 2026 Form 10-Q      64

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 14.
The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

September 30, 2026		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,505	$1,146	$39,175	$42,826
	> 1% - 2%	1,716	44	626	2,386
	> 2% - 3%	5,421	131	4,661	10,213
	> 3% - 4%	4,622	31	4	4,657
	> 4% - 5%	364	—	4	368
	> 5%	30	—	—	30
	Total	$14,658	$1,352	$44,470	$60,480
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$1,845	$1,389	$9,792	$13,026
	> 1% - 2%	2,783	387	790	3,960
	> 2% - 3%	9,066	278	178	9,522
	> 3% - 4%	484	—	—	484
	> 4% - 5%	5,745	—	—	5,745
	> 5%	117	—	—	117
	Total	$20,040	$2,054	$10,760	$32,854
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	114	354	468
	> 2% - 3%	10	156	1,667	1,833
	> 3% - 4%	1,051	438	37	1,526
	> 4% - 5%	2,504	—	—	2,504
	> 5%	194	—	—	194
	Total	$3,759	$708	$2,058	$6,525
Corporate and Other	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,360	$—	$1	$2,361
	> 1% - 2%	615	1	36	652
	> 2% - 3%	1,413	2	56	1,471
	> 3% - 4%	375	50	495	920
	> 4% - 5%	181	—	3	184
	> 5%	9	—	—	9
	Total	$4,953	$53	$591	$5,597
Total*		$43,410	$4,167	$57,879	$105,456
Percentage of total		41%	4%	55%	100%

Corebridge | Third Quarter 2026 Form 10-Q      65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds

September 30, 2025		At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,865	$1,104	$36,989	$40,958
	> 1% - 2%	2,027	47	894	2,968
	> 2% - 3%	5,877	137	3,853	9,867
	> 3% - 4%	5,173	33	4	5,210
	> 4% - 5%	392	—	4	396
	> 5%	30	—	2	32
	Total	$16,364	$1,321	$41,746	$59,431
Group Retirement	Range of Guaranteed Minimum Credited Rate
	<=1%	$1,953	$1,396	$9,395	$12,744
	> 1% - 2%	3,052	503	804	4,359
	> 2% - 3%	10,005	361	124	10,490
	> 3% - 4%	534	—	—	534
	> 4% - 5%	6,113	—	—	6,113
	> 5%	128	—	—	128
	Total	$21,785	$2,260	$10,323	$34,368
Life Insurance	Range of Guaranteed Minimum Credited Rate
	<=1%	$—	$—	$—	$—
	> 1% - 2%	—	112	361	473
	> 2% - 3%	11	170	1,707	1,888
	> 3% - 4%	1,140	413	25	1,578
	> 4% - 5%	2,631	—	—	2,631
	> 5%	204	—	—	204
	Total	$3,986	$695	$2,093	$6,774
Corporate and Other	Range of Guaranteed Minimum Credited Rate
	<=1%	$2,750	$—	$1	$2,751
	> 1% - 2%	718	1	39	758
	> 2% - 3%	1,306	32	64	1,402
	> 3% - 4%	461	1	526	988
	> 4% - 5%	190	—	3	193
	> 5%	9	—	—	9
	Total	$5,434	$34	$633	$6,101
Total*		$47,569	$4,310	$54,795	$106,674
Percentage of total		45%	4%	51%	100%
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
URR is recorded in Policy fees.
URR for investment-oriented contracts are generally deferred and amortized into income using the same assumptions and factors used to amortize DAC (i.e., on a constant level basis).

Corebridge | Third Quarter 2026 Form 10-Q      66

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13. Policyholder Contract Deposits and Other Policyholder Funds
The following table presents a rollforward of the unearned revenue reserve for the nine months ended September 30, 2026 and 2025:

	Life Insurance	Institutional Markets	Corporate and Other	Total
(in millions)
Nine Months Ended September 30, 2026
Balance, beginning of year	$1,876	$17	$76	$1,969
Revenue deferred	128	18	—	146
Amortization	(81)	(1)	(5)	(87)
Balance, end of period	$1,923	$34	$71	$2,028
Other reconciling items*				987
Other policyholder funds				$3,015

Nine Months Ended September 30, 2025
Balance, beginning of year	$1,821	$1	$84	$1,906
Revenue deferred	124	17	—	141
Amortization	(84)	—	(6)	(90)
Balance, end of period	$1,861	$18	$78	$1,957
Other reconciling items*				975
Other policyholder funds				$2,932
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

Corebridge | Third Quarter 2026 Form 10-Q      67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following table presents the balances of and changes in MRBs:

	Individual Retirement	Group Retirement	Corporate and Other	Total
(in millions, except for attained age of contract holders)
Nine Months Ended September 30, 2026
Balance, beginning of year	$5,118	$346	$349	$5,813
Effect of changes in our own credit risk	(556)	(105)	(729)	(1,390)
Balance, beginning of year, before effect of changes in our own credit risk	$4,562	$241	$(380)	$4,423
Issuances	628	32	5	665
Interest accrual	208	15	(16)	207
Attributed fees	—	42	545	587
Expected claims	—	(1)	(51)	(52)
Effect of changes in interest rates	(942)	(90)	(360)	(1,392)
Effect of changes in interest rate volatility	(2)	2	53	53
Effect of changes in equity markets	(46)	(35)	(488)	(569)
Effect of changes in equity index volatility	1	7	(33)	(25)
Actual outcome different from model expected outcome	(93)	(3)	148	52
Effect of changes in future expected policyholder behavior	(141)	7	—	(134)
Effect of changes in other future expected assumptions	604	(11)	(74)	519
Other, including foreign exchange	—	—	—	—
Balance, end of period before effect of changes in our own credit risk	4,779	206	(651)	4,334
Effect of changes in our own credit risk	243	60	407	710
Balance, end of period	5,022	266	(244)	5,044
Less: Reinsured MRB, end of period	—	—	(169)	(169)
Net Liability Balance after reinsurance recoverable	$5,022	$266	$(413)	$4,875
Net amount at risk
GMDB only	$—	$85	$491	$576
GMWB only	$423	$44	$—	$467
Combined*	$44	$11	$306	$361
Weighted average attained age of contract holders	68	64	73

Nine Months Ended September 30, 2025
Balance, beginning of year	$3,757	$278	$309	$4,344
Effect of changes in our own credit risk	(224)	(69)	(587)	(880)
Balance, beginning of year, before effect of changes in our own credit risk	$3,533	$209	$(278)	$3,464
Issuances	620	31	7	658
Interest accrual	146	11	(6)	151
Attributed fees	—	44	557	601
Expected claims	—	(1)	(50)	(51)
Effect of changes in interest rates	6	5	112	123
Effect of changes in interest rate volatility	18	(3)	(87)	(72)
Effect of changes in equity markets	(23)	(30)	(724)	(777)
Effect of changes in equity index volatility	—	4	20	24
Actual outcome different from model expected outcome	42	(28)	143	157
Effect of changes in future expected policyholder behavior	76	(9)	—	67
Effect of changes in other future expected assumptions	16	3	(44)	(25)
Other, including foreign exchange	—	2	—	2
Balance, end of period before effect of changes in our own credit risk	4,434	238	(350)	4,322
Effect of changes in our own credit risk	464	95	702	1,261
Balance, end of period	4,898	333	352	5,583
Less: Reinsured MRB, end of period	—	—	(1,028)	(1,028)
Net liability balance after reinsurance recoverable	$4,898	$333	$(676)	$4,555
Net amount at risk
GMDB only	$—	$98	$346	$444
GMWB only	$641	$54	$—	$695
Combined*	$58	$12	$333	$403
Weighted average attained age of contract holders	68	64	73
*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

Corebridge | Third Quarter 2026 Form 10-Q      68

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Market Risk Benefits
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	September 30, 2026			September 30, 2025
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$—	$5,022	$5,022	$—	$4,898	$4,898
Group Retirement	248	514	266	243	576	333
Corporate and Other	2,100	1,687	(413)	2,223	1,547	(676)
Total	$2,348	$7,223	$4,875	$2,466	$7,021	$4,555
*Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 4.
Actuarial Assumption Updates for Market Risk Benefits
For 2026, MRBs reflected an unfavorable impact due to model enhancements affecting fixed index annuity products in Individual and
Group Retirement, offset by a favorable impact from the related embedded derivatives. For 2025, Corebridge recognized an unfavorable impact to net income primarily due to utilization updates for fixed annuities with living benefits and certain model refinements in Individual Retirement and Group Retirement.

15. Debt
SENIOR UNSECURED NOTES
On August 20, 2026, Corebridge Parent issued $750 million of 5.90% Senior Notes due 2036.

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

Corebridge | Third Quarter 2026 Form 10-Q      69

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
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the United States and abroad. These commitments totaled $5.4 billion at September 30,
2026.
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
Certain of our insurance subsidiaries benefit from General Guarantee Agreements under which American Home Assurance Company
(“AHAC”) or National Union Fire Insurance Company of Pittsburgh, PA (“NUFIC”) has unconditionally and irrevocably guaranteed all present and future obligations arising from certain insurance policies issued by these subsidiaries (a “Guaranteed Policy” or the
“Guaranteed Policies”). AHAC and NUFIC are required to perform under the agreements if one of the insurance subsidiaries fails to make payments due under a Guaranteed Policy. These General Guarantee Agreements have all been terminated as to insurance policies issued after the date of termination. AHAC and NUFIC have not been required to perform under any of the agreements but remain contingently liable for all policyholder obligations associated with the Guaranteed Policies. We did not pay any fees under these agreements for the nine months ended September 30, 2026 or 2025.
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
•For additional discussion on commitments and guarantees associated with VIEs, see Note 8.
•For additional disclosures about derivatives, see Note 9.
•For additional disclosures about related parties, see Note 20.

Corebridge | Third Quarter 2026 Form 10-Q      70

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
COMMON STOCK
The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2026	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Shares, beginning of year	650,189,849	(153,816,103)	496,373,746
Shares issued under long-term incentive compensation plans	—	1,414,116	1,414,116
Shares repurchased	—	(57,473,155)	(57,473,155)
Shares, end of period	650,189,849	(209,875,142)	440,314,707
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
The following table presents by announcement date, common stock repurchases authorized by Corebridge’s Board of
Directors:

September 30, 2026
Announcement date	Authorized amount	Authorization Remaining*
(in millions)

June 23, 2025	$2,000	$857
February 11, 2025	$2,000	$—
April 30, 2024	$2,000	$—
May 4, 2023	$1,000	$—
* The authorization remaining at September 30, 2026 does not reflect the applicable excise tax payable due to the Inflation Reduction Act of 2022.
From October 1, 2026 to October 30, 2026, we repurchased approximately 2 million shares of Corebridge Parent common stock for an aggregate purchase price of approximately $64 million, leaving approximately $0.8 billion under the share repurchase authorizations as of October 30, 2026.

Corebridge | Third Quarter 2026 Form 10-Q      71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
RETAINED EARNINGS
Dividends
Common Stock Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

August 4, 2026	September 16, 2026	September 30, 2026	$0.25
May 4, 2026	June 16, 2026	June 30, 2026	$0.25
February 9, 2026	March 17, 2026	March 31, 2026	$0.25
Preferred Stock Dividends

Declaration Date	Record Date	Payment Date	Dividend Paid Per Common Share

May 5, 2026	May 15, 2026	June 1, 2026	$36.86
Common Stock Dividends Declared
On November 2, 2026, the Company declared a cash dividend on Corebridge Parent common stock of $0.25 per share, payable on
December 31, 2026 to shareholders of record at close of business on December 17, 2026.
Preferred Stock Dividends Declared
On November 3, 2026, the Company declared a cash dividend on Corebridge Parent Series A Preferred Stock of $34.375 per share, payable on December 1, 2026 to holders of record at close of business on November 16, 2026.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Three Months Ended September 30, 2026
Balance, June 30, 2026, net of tax	$(37)	$(12,951)	$(853)	$3,704	$(59)	$27	$2	$(10,167)
Change in unrealized appreciation (depreciation) of investments	13	(8,559)	—	—	—	—	—	(8,546)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	347	—	—	—	—	347
Change in discount rates assumptions of certain liabilities	—	—	—	2,087	—	—	—	2,087
Change in future policy benefits and other	—	204	—	—	—	—	—	204
Change in cash flow hedges	—	—	—	—	(436)	—	—	(436)
Change in foreign currency translation adjustments	—	—	—	—	—	(4)	—	(4)
Change in deferred tax asset (liability)	(3)	1,705	(75)	(452)	95	1	—	1,271
Total other comprehensive income (loss)	10	(6,650)	272	1,635	(341)	(3)	—	(5,077)
Less: Noncontrolling interests	—	—	—	—	—	—	—	—
Balance, September 30, 2026, net of tax	$(27)	$(19,601)	$(581)	$5,339	$(400)	$24	$2	$(15,244)

Corebridge | Third Quarter 2026 Form 10-Q      72

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Retirement plan liabilities adjustment	Total
Three Months Ended September 30, 2025
Balance, June 30, 2025, net of tax	$(17)	$(13,483)	$(724)	$3,429	$136	$24	$2	$(10,633)
Change in unrealized appreciation (depreciation) of investments	(8)	2,413	—	—	—	—	—	2,405
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(337)	—	—	—	—	(337)
Change in discount rates assumptions of certain liabilities	—	—	—	(196)	—	—	—	(196)
Change in future policy benefits and other	(1)	(68)	—	—	—	—	—	(69)
Change in cash flow hedges	—	—	—	—	6	—	—	6
Change in foreign currency translation adjustments	—	—	—	—	—	9	—	9
Change in deferred tax asset (liability)	2	(325)	73	42	(2)	(3)	—	(213)
Total other comprehensive income (loss)	(7)	2,020	(264)	(154)	4	6	—	1,605
Less: Noncontrolling interests	—	—	—	—	—	—	—	—
Balance, September 30, 2025, net of tax	$(24)	$(11,463)	$(988)	$3,275	$140	$30	$2	$(9,028)
Nine Months Ended September 30, 2026
Balance at December 31, 2025, net of tax	$(29)	$(11,656)	$(1,116)	$3,250	$66	$31	$2	$(9,452)
Change in unrealized appreciation (depreciation) of investments	3	(10,066)	—	—	—	—	—	(10,063)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	682	—	—	—	—	682
Change in discount rates assumptions of certain liabilities	—	—	—	2,668	—	—	—	2,668
Change in future policy benefits and other	—	233	—	—	—	—	—	233
Change in cash flow hedges	—	—	—	—	(596)	—	—	(596)
Change in foreign currency translation adjustments	—	—	—	—	—	(8)	—	(8)
Change in deferred tax asset (liability)	(1)	1,888	(147)	(579)	130	1	—	1,292
Total other comprehensive income (loss)	2	(7,945)	535	2,089	(466)	(7)	—	(5,792)
Less: Noncontrolling interests	—	—	—	—	—	—	—	—
Balance, September 30, 2026, net of tax	$(27)	$(19,601)	$(581)	$5,339	$(400)	$24	$2	$(15,244)
Nine Months Ended September 30, 2025
Balance, December 31, 2024, net of tax	$(43)	$(16,229)	$(690)	$3,342	$(46)	$(17)	$2	$(13,681)
Change in unrealized appreciation (depreciation) of investments	25	5,984	—	—	—	—	—	6,009
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	—	(381)	—	—	—	—	(381)
Change in discount rates assumptions of certain liabilities	—	—	—	(86)	—	—	—	(86)
Change in future policy benefits and other	(1)	(101)	—	—	—	—	—	(102)
Change in cash flow hedges	—	—	—	—	238	—	—	238
Change in foreign currency translation adjustments	—	—	—	—	—	55	—	55
Change in deferred tax asset (liability)	(5)	(1,117)	83	19	(52)	(7)	—	(1,079)
Total other comprehensive income (loss)	19	4,766	(298)	(67)	186	48	—	4,654
Less: Noncontrolling interests	—	—	—	—	—	1	—	1
Balance, September 30, 2025, net of tax	$(24)	$(11,463)	$(988)	$3,275	$140	$30	$2	$(9,028)

Corebridge | Third Quarter 2026 Form 10-Q      73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
The following table presents the OCI reclassification adjustments for the three and nine months ended September 30, 2026 and 2025, respectively:

(in millions)	Unrealized appreciation (depreciation) of Fixed maturity securities on which allowance for credit losses was taken	Unrealized appreciation (depreciation) of all Other Investments	Change in fair value of market risk benefits attributable to changes in our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Cash flow hedges	Foreign currency translation adjustments	Total
Three Months Ended September 30, 2026
Unrealized change arising during period	$9	$(8,328)	$347	$2,087	$(436)	$(4)	$(6,325)
Less: Reclassification adjustments included in net income	(4)	27	—	—	—	—	23
Total other comprehensive income (loss), before income tax expense (benefit)	13	(8,355)	347	2,087	(436)	(4)	(6,348)
Less: Income tax expense (benefit)	3	(1,705)	75	452	(95)	(1)	(1,271)
Total other comprehensive income (loss), net of income tax expense (benefit)	$10	$(6,650)	$272	$1,635	$(341)	$(3)	$(5,077)
Three Months Ended September 30, 2025
Unrealized change arising during period	$(9)	$2,316	$(337)	$(196)	$6	$9	$1,789
Less: Reclassification adjustments included in net income	—	(29)	—	—	—	—	(29)
Total other comprehensive income (loss), before income tax expense (benefit)	(9)	2,345	(337)	(196)	6	9	1,818
Less: Income tax expense (benefit)	(2)	325	(73)	(42)	2	3	213
Total other comprehensive income (loss), net of income tax expense (benefit)	$(7)	$2,020	$(264)	$(154)	$4	$6	$1,605
Nine Months Ended September 30, 2026
Unrealized change arising during period	$4	$(10,129)	$682	$2,668	$(596)	$(8)	$(7,379)
Less: Reclassification adjustments included in net income	1	(296)	—	—	—	—	(295)
Total other comprehensive income (loss), before income tax expense (benefit)	3	(9,833)	682	2,668	(596)	(8)	(7,084)
Less: Income tax expense (benefit)	1	(1,888)	147	579	(130)	(1)	(1,292)
Total other comprehensive income (loss), net of income tax expense (benefit)	$2	$(7,945)	$535	$2,089	$(466)	$(7)	$(5,792)
Nine Months Ended September 30, 2025
Unrealized change arising during period	$23	$4,931	$(381)	$(53)	$238	$55	$4,813
Less: Reclassification adjustments included in net income	(1)	(952)	—	33	—	—	(920)
Total other comprehensive income (loss), before income tax expense (benefit)	24	5,883	(381)	(86)	238	55	5,733
Less: Income tax expense (benefit)	5	1,117	(83)	(19)	52	7	1,079
Total other comprehensive income (loss), net of income tax expense (benefit)	$19	$4,766	$(298)	$(67)	$186	$48	$4,654

Corebridge | Third Quarter 2026 Form 10-Q      74

ITEM 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Equity
The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income (Loss)*:

	Amount Reclassified from AOCI				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(4)	$—	$1	$(1)	Net realized gains (losses)
Total	$(4)	$—	$1	$(1)
Unrealized appreciation (depreciation) of all other investments
Investments	$27	$(29)	$(296)	$(952)	Net realized gains (losses)
Total	$27	$(29)	$(296)	$(952)
Effect of changes in the discount rates used to measure traditional and limited-payment long duration insurance contracts
Reinsurance recapture	$—	$—	$—	$33	Policyholder benefits
Total	$—	$—	$—	$33
Total reclassifications for the period	$23	$(29)	$(295)	$(920)
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
The changes in non-redeemable noncontrolling interest due to distributions to noncontrolling interests primarily relate to dividends or other distributions related to consolidated investment entities.
The following table presents a rollforward of non-redeemable noncontrolling interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$722	$867	$759	$864
Net income (loss)	4	(7)	(4)	(8)
Other comprehensive income, net of tax	—	—	—	1
Changes in noncontrolling interests due to divestitures and acquisitions	2	—	2	—
Contributions from noncontrolling interests	—	13	8	51
Distributions to noncontrolling interests	(31)	(92)	(63)	(124)
Other	—	(1)	(5)	(4)
Ending balance	$697	$780	$697	$780
See Note 8 for additional information related to Variable Interest Entities.

Corebridge | Third Quarter 2026 Form 10-Q      75

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
The following table presents the computation of basic and diluted EPS for the three and nine months ended September 30,
2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2026	2025	2026	2025
Numerator for EPS:
Net income (loss)	$1,444	$137	$1,385	$(1,188)
Less: Net income (loss) attributable to noncontrolling interests	4	(7)	(4)	(8)
Net income (loss) attributable to Corebridge	1,440	144	1,389	(1,180)
Less: Preferred stock dividends	—	—	18	—
Net income (loss) available to Corebridge common shareholders	$1,440	$144	$1,371	$(1,180)

Denominator for EPS:
Weighted average common shares outstanding - basic	445.6	539.1	457.7	549.1
Dilutive common shares	1.6	1.5	1.3	—
Weighted average common shares outstanding - diluted	447.2	540.6	459.0	549.1

Income (loss) per common share available to Corebridge common shareholders
Common stock - basic	$3.23	$0.27	$3.00	$(2.15)
Common stock - diluted	$3.22	$0.27	$2.99	$(2.15)
*Potential dilutive common shares include our share-based employee compensation plans. The number of common shares excluded from dilutive shares outstanding was approximately 0.8 million and 0.1 million for the three months ended September 30, 2026 and 2025, respectively, and 1.5 million and 0.4 million for the nine months ended September 30, 2026 and 2025, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

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
RECLASSIFICATION OF CERTAIN TAX EFFECTS FROM AOCI
Effective July 1, 2026, the Company changed its accounting policy for releasing stranded or disproportionate income tax effects in
AOCI related to its available-for-sale debt securities from the item-by-item approach to the aggregate portfolio approach.
Under the previous item-by-item approach, a portion of the disproportionate tax effects was assigned to each individual security lot when recognized in AOCI, and the assigned portion was reclassified from AOCI to income (loss) from operations upon the sale or maturity of each individual security.
Under the new aggregate portfolio approach, disproportionate tax effects remain in AOCI as long as the available-for-sale investment portfolio remains in existence. The disproportionate tax effects are cleared from AOCI to income (loss) if and when the available-for-
sale portfolio is completely liquidated. This change is preferable given the aggregate portfolio approach better aligns with how the
Company manages its available-for-sale portfolios at a portfolio and asset-liability level.
The cumulative adjustment resulted in a decrease to net income and Retained earnings of $128 million, with a corresponding increase to OCI and AOCI of $128 million reflecting the reversal of disproportionate tax effect releases that were previously recognized in income from operations under the item-by-item approach that remain in AOCI under the aggregate portfolio approach. The presentation of net income and retained earnings in prior periods was not recast to reflect this modification as the impact was immaterial to those periods.

Corebridge | Third Quarter 2026 Form 10-Q      76

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
INTERIM TAX EXPENSE (BENEFIT)
For the three and nine months ended September 30, 2026, the effective tax rate on income from operations was 37.9% and 44.0%, respectively. The effective tax rate on income from operations differs from the statutory tax rate of 21% primarily due to tax charges associated with increase in U.S. federal valuation allowance, the impact of the change in accounting policy related to reclassifying disproportionate tax effects out of OCI related to the disposal of available-for-sale securities, and state and local income taxes, partially offset by tax benefits associated with dividends received deduction and tax adjustments related to prior year returns including interest.
For the three and nine months ended September 30, 2025, the effective tax rate on loss from operations was 426.2% and 21.4%, respectively. The effective tax rate on loss from operations differs from the statutory tax rate of 21% primarily due to tax benefits associated with dividends received deduction, non-controlling interest, reclassifications from net income to OCI related to the disposal of available-for-sale securities, and tax adjustments related to prior year returns including interest, offset by tax charges associated with state and local income taxes. The three months ended September 30, 2025, also reflects a benefit due to a net decrease in U.S.
federal and state valuation allowance. Additionally, the nine months ended September 30, 2025 reflects excess tax benefit related to share based compensation payments recorded through the Condensed Consolidated Statements of Income (Loss) during first quarter
2025 and tax charges associated with a net increase in U.S. federal and state valuation allowance.
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
Based on management’s analysis, as of September 30, 2026, we have a U.S. federal valuation allowance of $2.2 billion, of which
$185 million is related to NOLs and other ordinary DTAs and $2.0 billion ($1.3 billion reflected in AOCI) is related to realized and unrealized capital losses. For the three months ended September 30, 2026, we recorded an increase in valuation allowance of
$6 million related to NOLs and other ordinary DTAs and net increase of $489 million related to investment losses, of which
$262 million was recorded through the Condensed Consolidated Statements of Income (Loss) and $227 million was recorded in OCI.
For the nine months ended September 30, 2026, we recorded an increase in valuation allowance of $25 million related to NOLs and other ordinary DTAs and net increase of $808 million related to investment losses, of which $453 million was recorded through the
Condensed Consolidated Statements of Income (Loss) and $355 million was recorded in OCI.
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
We are periodically advised of certain IRS and other adjustments identified in AIG's consolidated tax return which are attributable to our operations. Under our tax sharing arrangement, we provide a charge or credit for the effect of the adjustments and the related interest in the period we are advised of such adjustments and interest.

Corebridge | Third Quarter 2026 Form 10-Q      77

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
We also have a long-term asset management relationship with Blackstone to manage a portion of our investment portfolio. The investment expense incurred was $86 million and $262 million for the three and nine months ended September 30, 2026, respectively, and $83 million and $239 million for the three and nine months ended September 30, 2025, respectively.
Related Party Transactions with Variable Interest Entities
In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. In certain situations, we may have a variable interest in a VIE that is consolidated by related parties, and in other instances, related parties may have variable interests in a VIE that is consolidated by us. The total debt of consolidated VIEs held by related parties was $0 million and $24 million as of September 30, 2026 and December 31, 2025, respectively.
The noncontrolling interest included in the Condensed Consolidated Balance Sheets related to the VIEs held by related parties was
$253 million and $334 million as of September 30, 2026 and December 31, 2025, respectively. The gain/(loss) attributable to noncontrolling interest of consolidated VIEs held by related parties were $(2) million and $(16) million for the three and nine months ended September 30, 2026, respectively, and $(2) million and $(10) million for the three and nine months ended September 30, 2025, respectively.
In addition to transactions with VIEs, Corebridge has entered into other structured financing arrangements supporting real estate properties and other types of assets with other related parties. These financing arrangements are reported in Other invested assets in the Condensed Consolidated Balance Sheets. Certain of these and the VIE structures above also include commitments for funding from related parties of $0.5 billion and $0.6 billion at September 30, 2026 and December 31, 2025, respectively.
For additional information related to VIEs and other investments, see Notes 5 and 8.

Corebridge | Third Quarter 2026 Form 10-Q      78

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
This MD&A addresses the consolidated financial condition of Corebridge as of September 30, 2026, compared with December 31,
2025, and its consolidated results of operations for the three and nine months ended September 30, 2026 and 2025. In addition to historical data, this discussion contains forward-looking statements about our business operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the (unaudited)Condensed Consolidated Financial Statements and the
statements under “Cautionary Statements Regarding Forward-Looking Information,” included elsewhere in this Quarterly Report and the “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and the “Risk Factors” section in the
2025 Form 10-K.

Corebridge | Third Quarter 2026 Form 10-Q      79

Corebridge | Third Quarter 2026 Form 10-Q      80

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

Corebridge | Third Quarter 2026 Form 10-Q      81

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
charge to pre-tax earnings. As of September 30, 2026, $22.1 billion of reserves had been ceded to Fortitude Re.
For additional information on our reinsurance agreements with Fortitude Re, see Note 7 to the Condensed Consolidated Financial
Statements.

Corebridge | Third Quarter 2026 Form 10-Q      82

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
the participation rates and caps on index-linked interest credited features.
The following table summarizes the fair values of the embedded derivatives for fixed index annuity, registered index-linked annuity and index universal life products:

(in millions)	September 30, 2026	December 31, 2025
Fixed index annuities	$9,670	$9,996
Registered index-linked annuities	$1,608	$765
Index universal life	$1,271	$1,261
Our Strategic Partnership with Blackstone
In 2021, we entered into a long-term asset management relationship with Blackstone. As of September 30, 2026, Blackstone managed approximately $74.4 billion in book value of assets in our investment portfolio.
For additional information on our Strategic Partnership with Blackstone, see “Investments” below.
Our Investment Management Agreements with BlackRock
Since April 2022, we entered into investment management agreements with BlackRock and its investment advisory affiliates. As of
September 30, 2026, BlackRock managed approximately $92.8 billion in book value of assets in our investment portfolio, consisting of liquid fixed income and certain private placement assets.
For additional information on our Investment Management Agreements with BlackRock, see “Investments” below.
See “Business—Investment Management—Our Investment Management Agreements with BlackRock” in the 2025 Form10-K.
Fair Value Option Bond Securities
We elect the fair value option on certain bond securities. When the fair value option is elected, the realized and unrealized gains and losses on these securities are reported in net investment income.
The following table shows the net investment income reported on fair value option bond securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net investment income - excluding Fortitude Re funds withheld assets	$(1)	$15	$1	$55
Net investment income - Fortitude Re funds withheld assets	(121)	142	(35)	342
Total	$(122)	$157	$(34)	$397

Corebridge | Third Quarter 2026 Form 10-Q      83

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
Benefits, Valuation of Embedded Derivatives for Fixed Index Annuity, Registered Index-Linked Annuity and Index Universal Life
Products, Guaranteed Benefit Features of Variable Annuity, Fixed Annuity and Fixed Index Annuity Products, and Future Policy
Benefits for Life, Accident and Health Insurance Contracts” in the 2025 Form 10-K.

Corebridge | Third Quarter 2026 Form 10-Q      84

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
For additional information see “Risk Factors—Risks Relating to Market Conditions—We are exposed to risk from equity market declines or volatility” in the 2025 Form 10-K.
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
For additional information see “Risk Factors—Risks Relating to Market Conditions—Our business is highly dependent on economic and capital market conditions” in the 2025 Form 10-K.
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the third quarter of 2026 may impact the private equity investments in the alternative investments portfolio in the fourth quarter of 2026.
Impact of Changes in the Interest Rate Environment
A rising interest rate environment benefits our spread income as we reinvest cash flows from existing business at higher rates and should have a positive impact on sales of spread-based products.
As of September 30, 2026, new investments continue to have higher yields than the yield on maturities and redemptions that we are experiencing in our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
Fluctuations in interest rates may result in changes to certain statutory reserve or capital requirements that are based on formulas or models that consider interest rates or prescribed interest rates, such as asset adequacy testing. Rising interest rates can have a mixed impact on statutory financials due to higher surrender activity, particularly for fixed annuities, offset by potentially lower reserves for other products under various statutory reserving frameworks.

Corebridge | Third Quarter 2026 Form 10-Q      85

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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 37% and 40% were crediting at the contractual minimum guaranteed interest rate at September 30, 2026 and December 31, 2025, respectively. In the universal life insurance products in our Life Insurance business, 58% and 59% of the account values were crediting at the contractual minimum guaranteed interest rate at September 30, 2026 and December 31, 2025, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
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
and jurisdictions in which they do business.
We expect that the domestic and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.

Corebridge | Third Quarter 2026 Form 10-Q      86

ITEM 2 | Executive Summary
For example, the Risk-Based Capital (“RBC”) framework and RBC charges and treatment applicable to our U.S. life insurance subsidiaries have been a subject of focus for regulators in recent years. In February 2025, the NAIC announced the creation of a new
Risk-Based Capital Model Governance (EX) Task Force (“Task Force”) as part of its efforts to update and strengthen the governance framework around RBC requirements. The Task Force adopted governing principles in December 2025 and soon after began a comprehensive gap analysis and consistency assessment of the existing RBC framework to identify potential issues. Relatedly, the inaugural meeting of the Invested Assets (E) Task Force took place in March 2026. It was established for the purpose of better understanding investment products with characteristics that pose unique risks to insurers and developing investment-related solvency policy changes. Further to those efforts, in July 2026, the NAIC Financial Condition (E) Committee approved new Life RBC factors, to be effective December 31, 2026, for CLOs, collateralized bond obligations (“CBOs”) and collateralized debt obligations (“CDOs”). This framework includes (i) lower RBC factors for senior investment-grade tranches (NAIC Designation Category 1.A through 1.G) and higher RBC factors for lower rated tranches (NAIC Designation Category 2.A or below) and (ii) an 11.77% pretax surcharge that will apply to below-investment-grade tranches (NAIC Designation Category 2.C or below) of only broadly syndicated loan CLOs (not middle market CLOs) with a thickness of 4% or less. The NAIC and its related working groups continue to consider the treatment of other investment products which would result in changes to accounting policies and RBC requirements. In August 2026, the NAIC’s
Executive Committee and Plenary adopted revisions to the Life and Fraternal RBC Blanks, Instructions and Formula to modify RBC charges for collateral loans by implementing a “look-through” approach to apply a capital charge based on the risk of the underlying collateral and to use a percentage reduction to reflect overcollateralization to be effective for year-end 2027 reporting. We are actively monitoring these developments associated with these RBC-related NAIC initiatives and their potential impacts on our life insurance subsidiaries, which changes could affect our capital planning, investment strategies, reporting obligations and permitted disclosures.
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
VM-22 principles-based reserving applicable to non-variable annuity contracts was effective on January 1, 2026, and Companies have three years to implement VM-22 requirements with mandatory adoption January 1, 2029. The NAIC’s Life Actuarial Task Force
VM-22 (A) Subgroup is considering allowing optional election of VM-22 for non-variable annuity business issued on or after January 1,
2017. Relatedly, the Generator of Economic Scenarios statutory reserve and capital calculations applicable to new non-variable annuity business was effective January 1, 2026. Corebridge has considered, and will be considering, appropriate implementation of these frameworks, and continues to closely monitor these developments.
Finally, the NAIC Life Insurance and Annuities (A) Committee has created a Life Insurance and Annuity Illustration Working Group to
contemplate updating NAIC guidance for life insurance and annuity illustrations and disclosures and, on September 15, 2026, that
Working Group formally opened its Annuity Disclosure Model Regulation 245 revisions. Suggested revisions could include changes to illustration requirements for fixed index annuities pertaining to back-casting performance results. We are monitoring these developments and any model guidance that may flow from the Life Insurance and Annuities Committee’s work on this subject.
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
scope of the Adoption. The permitted accounting practice is effective December 31, 2026.
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see
“Business—Regulation—U.S. Regulation” and “Business—Regulation—International Regulation” in the 2025 Form 10-K.

Corebridge | Third Quarter 2026 Form 10-Q      87

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
The following table presents a reconciliation of Total revenues to Adjusted revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Total revenues	$6,164	$5,416	$14,042	$11,714
Fortitude Re related items:
Net investment (income) on Fortitude Re funds withheld assets	(120)	(368)	(613)	(1,042)
Net realized losses on Fortitude Re funds withheld assets	208	10	254	36
Net realized (gains) losses on Fortitude Re funds withheld embedded derivatives	(1,032)	670	(730)	1,517
Subtotal - Fortitude Re related items	(944)	312	(1,089)	511
Businesses exited through reinsurance items:
Premiums	(1)	(5)	(2)	(28)
Policy fees	(12)	(56)	(40)	(310)
Net investment income - excluding Fortitude Re funds withheld assets	(12)	(35)	(29)	(196)
Advisory fee and other income	—	(65)	—	(279)
Subtotal - Businesses exited through reinsurance items	(25)	(161)	(71)	(813)
Other reconciling items:
Other (income) - net	(6)	(8)	(20)	(24)
Net realized (gains) losses*	(691)	67	17	2,734
Subtotal - Other reconciling items	(697)	59	(3)	2,710
Total adjustments	(1,666)	210	(1,163)	2,408
Adjusted revenues	$4,498	$5,626	$12,879	$14,122
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
Fortitude Re funds withheld embedded derivative are also excluded from APTOI.
The ongoing results associated with the reinsurance agreement with Fortitude Re have been excluded from APTOI as these are not indicative of our ongoing business operations.

Corebridge | Third Quarter 2026 Form 10-Q      88

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
•reclassifications of disproportionate tax effects from AOCI, changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and
•deferred income tax valuation allowance releases and charges.

Corebridge | Third Quarter 2026 Form 10-Q      89

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
The following tables present a reconciliation of pre-tax income (loss)/net income (loss) available to Corebridge common shareholders to adjusted pre-tax operating income (loss)/adjusted after-tax operating income (loss) available to Corebridge common shareholders:

Three Months Ended September 30,	2026				2025
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests/ Preferred stock dividends	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests/ Preferred stock dividends	After Tax
Pre-tax income (loss)/net income including noncontrolling interests	$2,324	$880	$—	$1,444	$(42)	$(179)	$—	$137
Noncontrolling interests	—	—	(4)	(4)	—	—	7	7
Preferred stock dividends	—	—	—	—	—	—	—	—
Pre-tax income (loss)/net income available to Corebridge common shareholders	2,324	880	(4)	1,440	(42)	(179)	7	144
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(120)	(25)	—	(95)	(368)	(79)	—	(289)
Net realized losses on Fortitude Re funds withheld assets	208	44	—	164	10	2	—	8
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(1,032)	(221)	—	(811)	670	145	—	525
Subtotal Fortitude Re related items	(944)	(202)	—	(742)	312	68	—	244
Other reconciling Items:
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	(132)	—	132	—	80	—	(80)
Deferred income tax valuation allowance (releases) charges	—	(267)	—	267	—	86	—	(86)
Change in the fair value of market risk benefits, net	(367)	(77)	—	(290)	291	61	—	230
Changes in benefit reserves related to net realized gains (losses)	—	—	—	—	(3)	(1)	—	(2)
Net realized (gains) losses*	(693)	(145)	—	(548)	72	15	—	57
Restructuring and other costs	40	8	—	32	77	16	—	61
Non-recurring costs related to regulatory or accounting changes	1	—	—	1	—	—	—	—
Businesses exited through reinsurance	320	67	—	253	(60)	(12)	—	(48)
Noncontrolling interests	(4)	—	4	—	7	—	(7)	—
Subtotal Other Non-Fortitude Re reconciling items	(703)	(546)	4	(153)	384	245	(7)	132
Total adjustments	(1,647)	(748)	4	(895)	696	313	(7)	376
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge common shareholders	$677	$132	$—	$545	$654	$134	$—	$520

Corebridge | Third Quarter 2026 Form 10-Q      90

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics

Nine Months Ended September 30,	2026				2025
(in millions)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests/ Preferred stock dividends	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests/ Preferred stock dividends	After Tax
Pre-tax income (loss)/net income (loss) including noncontrolling interests	$2,473	$1,088	$—	$1,385	$(1,512)	$(324)	$—	$(1,188)
Noncontrolling interests	—	—	4	4	—	—	8	8
Preferred stock dividends	—	—	(18)	(18)	—	—	—	—
Pre-tax income (loss)/net income (loss) available to Corebridge common shareholders	2,473	1,088	(14)	1,371	(1,512)	(324)	8	(1,180)
Fortitude Re related items
Net investment (income) on Fortitude Re funds withheld assets	(613)	(131)	—	(482)	(1,042)	(223)	—	(819)
Net realized losses on Fortitude Re funds withheld assets	254	54	—	200	36	8	—	28
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(730)	(156)	—	(574)	1,517	325	—	1,192
Subtotal Fortitude Re related items	(1,089)	(233)	—	(856)	511	110	—	401
Other Reconciling Items:
Reclassification of disproportionate tax effects from AOCI and other tax adjustments	—	(102)	—	102	—	95	—	(95)
Deferred income tax valuation allowance (releases) charges	—	(482)	—	482	—	(108)	—	108
Change in fair value of market risk benefits, net	(30)	(6)	—	(24)	582	122	—	460
Changes in benefit reserves related to net realized (gains) losses	(1)	—	—	(1)	24	5	—	19
Net realized (gains) losses*	13	3	—	10	2,735	574	—	2,161
Restructuring and other costs	157	33	—	124	303	64	—	239
Non-recurring costs related to regulatory or accounting changes	2	—	—	2	2	—	—	2
Net (gain) loss on divestiture	(2)	—	—	(2)	—	—	—	—
Businesses exited through reinsurance	443	93	—	350	(447)	(94)	—	(353)
Noncontrolling interests	4	—	(4)	—	8	—	(8)	—
Subtotal Other Non-Fortitude Re reconciling items	586	(461)	(4)	1,043	3,207	658	(8)	2,541
Total adjustments	(503)	(694)	(4)	187	3,718	768	(8)	2,942
Adjusted pre-tax operating income/Adjusted after-tax operating income attributable to Corebridge common shareholders	$1,970	$394	$(18)	$1,558	$2,206	$444	$—	$1,762
*Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-
qualifying (economic) hedging or for asset replication. Additionally, gains (losses) related to the disposition of real estate investments are also excluded from this adjustment.

Corebridge | Third Quarter 2026 Form 10-Q      91

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
recorded through OCI. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re’s funds withheld assets since these fair value movements are economically transferred to Fortitude Re.
The following table presents the reconciliation of Book value per common share to Adjusted book value per common share:

	At September 30,	At December 31,
(in millions, except per common share data)	2026	2025
Total Corebridge shareholders' equity	$6,729	$13,201
Less: Preferred stock and additional paid-in capital	493	493
Total Corebridge shareholders' equity available to common shareholders (a)	6,236	12,708
Less: Accumulated other comprehensive income (loss)	(15,244)	(9,452)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(3,263)	(2,391)
Adjusted Book Value (b)	$18,217	$19,769

Total common shares outstanding (c)	440.3	496.4

Book value per common share (a/c)	$14.16	$25.60
Adjusted book value per common share (b/c)	$41.37	$39.83
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
gains and losses related to Fortitude Re’s funds withheld assets since these fair value movements are economically transferred to
Fortitude Re.
The following table presents the reconciliation of Adjusted ROAE available to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise noted)	2026	2025	2026	2025
Actual or annualized net income (loss) available to Corebridge common shareholders (a)	$5,760	$576	$1,828	$(1,573)
Actual or annualized adjusted after-tax operating income available to Corebridge common shareholders (b)	2,180	2,080	2,077	2,349
Average Corebridge shareholders’ equity	8,690	12,922	10,347	12,322
Less: Average preferred stock	493	—	493	—
Total Average equity available to Corebridge common shareholders (c)	8,197	12,922	9,854	12,322
Less: Average AOCI	(12,706)	(9,831)	(11,323)	(11,348)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,895)	(2,461)	(2,698)	(2,568)
Average Adjusted Book Value available to Corebridge Common Shareholders (d)	$18,008	$20,292	$18,479	$21,102
Return on Average Equity available to Corebridge common shareholders (a/c)	70.3%	4.5%	18.6%	(12.8)%
Adjusted ROAE available to Corebridge common shareholders (b/d)	12.1%	10.3%	11.2%	11.1%

Corebridge | Third Quarter 2026 Form 10-Q      92

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Premiums and deposits is a non-GAAP financial measure that includes direct and assumed premiums received and earned on traditional life insurance policies and life-contingent payout annuities, as well as deposits received on universal life insurance, investment-type annuity contracts and GICs. We believe the measure of premiums and deposits is useful in understanding customer demand for our products, evolving product trends and our sales performance period over period.
The following table presents the premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Individual Retirement
Premiums	$22	$23	$64	$71
Deposits	4,445	5,501	12,575	16,241
Other(a)	—	(2)	(4)	(5)
Premiums and deposits	4,467	5,522	12,635	16,307
Group Retirement
Premiums	2	3	7	7
Deposits	1,778	1,759	5,293	5,555
Premiums and deposits(b)(c)	1,780	1,762	5,300	5,562
Life Insurance
Premiums	358	366	1,101	1,083
Deposits	382	378	1,159	1,168
Other(a)	100	97	300	314
Premiums and deposits	840	841	2,560	2,565
Institutional Markets
Premiums	156	1,547	294	2,072
Deposits	1,527	2,605	5,025	5,140
Other(a)	15	13	50	30
Premiums and deposits	1,698	4,165	5,369	7,242
Total
Premiums	538	1,939	1,466	3,233
Deposits	8,132	10,243	24,052	28,104
Other(a)	115	108	346	339
Premiums and deposits	$8,785	$12,290	$25,864	$31,676
(a)Other principally consists of ceded premiums, in order to reflect gross premiums and deposits.
(b)Excludes client deposits into advisory and brokerage accounts of $1.0 billion and $816 million for the three months ended September 30, 2026 and 2025, respectively, and $2.9 billion and $2.3 billion for the nine months ended September 30, 2026 and 2025, respectively.
(c)Includes inflows related to in-plan mutual funds of $602 million and $712 million for the three months ended September 30, 2026 and 2025, respectively, and $2.1 billion and $2.3 billion for the nine months ended September 30, 2026 and 2025, respectively.
Net investment income (APTOI basis) is the sum of base portfolio income and variable investment income. We believe that presenting net investment income on an APTOI basis is useful for gaining an understanding of the main drivers of investment income.
The following table presents a reconciliation of net investment income (net income basis) to net investment income (APTOI basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net investment income (net income basis)	$3,270	$3,320	$9,657	$9,847
Net investment (income) on Fortitude Re funds withheld assets	(120)	(368)	(613)	(1,042)
Net investment (income) related to businesses exited through reinsurance	(12)	(35)	(29)	(196)
Other adjustments	(6)	(14)	(20)	(30)
Derivative income recorded in net realized gains (losses)	94	77	251	226
Total adjustments	(44)	(340)	(411)	(1,042)
Net investment income (APTOI basis)	$3,226	$2,980	$9,246	$8,805

Corebridge | Third Quarter 2026 Form 10-Q      93

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
Assets Under Administration (“AUA”) include Group Retirement mutual fund assets and other third-party assets that we sell or administer and the notional value of SVW contracts.
Assets Under Management and Administration (“AUMA”) is the cumulative amount of AUM and AUA.
The following table presents a summary of our AUMA:

(in millions)	September 30, 2026	December 31, 2025

Individual Retirement
AUM	$120,921	$120,419
AUA	—	—
Total Individual Retirement AUMA	120,921	120,419
Group Retirement
AUM	77,286	80,220
AUA	50,423	50,063
Total Group Retirement AUMA	127,709	130,283
Life Insurance
AUM	26,417	27,752
AUA	—	—
Total Life Insurance AUMA	26,417	27,752
Institutional Markets
AUM	59,860	59,390
AUA	49,320	48,507
Total Institutional Markets AUMA	109,180	107,897
Total AUMA	$384,227	$386,351
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
generally reported on a one-quarter lag.
Base spread income means base portfolio income less interest credited to policyholder account balances, excluding the amortization of deferred sales inducement assets.

Corebridge | Third Quarter 2026 Form 10-Q      94

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Base net investment spread means base yield less cost of funds, excluding the amortization of deferred sales inducement assets.
Base yield means the returns from base portfolio income including accretion and impacts from holding cash and short-term investments.
The following table presents a summary of our spread income, fee income and underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Individual Retirement
Spread income	$672	$648	$1,961	$2,006
Fee income	94	80	260	223
Total Individual Retirement	766	728	2,221	2,229
Group Retirement
Spread income	163	166	440	529
Fee income	212	210	638	595
Total Group Retirement	375	376	1,078	1,124
Life Insurance
Underwriting margin	336	327	983	996
Total Life Insurance	336	327	983	996
Institutional Markets
Spread income	198	139	465	444
Fee income	16	17	50	48
Underwriting margin	19	15	46	49
Total Institutional Markets	233	171	561	541
Total
Spread income	1,033	953	2,866	2,979
Fee income	322	307	948	866
Underwriting margin	355	342	1,029	1,045
Total	$1,710	$1,602	$4,843	$4,890
Net Investment Income (APTOI Basis)
The following table presents a summary of our four insurance operating businesses’ net investment income on an APTOI basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Individual Retirement
Base portfolio income	$1,611	$1,508	$4,741	$4,349
Variable investment income	37	12	46	109
Net investment income	1,648	1,520	4,787	4,458
Group Retirement
Base portfolio income	435	444	1,301	1,350
Variable investment income	30	23	35	71
Net investment income	465	467	1,336	1,421
Life Insurance
Base portfolio income	331	322	981	983
Variable investment income	7	1	5	11
Net investment income	338	323	986	994
Institutional Markets
Base portfolio income	684	606	2,023	1,723
Variable investment income	91	38	129	164
Net investment income	775	644	2,152	1,887
Total
Base portfolio income	3,061	2,880	9,046	8,405
Variable investment income	165	74	215	355
Net investment income (APTOI basis) - Insurance operations	$3,226	$2,954	$9,261	$8,760

Corebridge | Third Quarter 2026 Form 10-Q      95

ITEM 2 | Use of Non-GAAP Financial Measures and Key Operating Metrics
Net Flows
Net flows for annuity products in Individual Retirement and Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals. For Group Retirement, client deposits into advisory and brokerage accounts less total client withdrawals from advisory and brokerage accounts are not included in net flows.
The following table presents a summary of our Net Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Individual Retirement
Fixed Annuities	$363	$(24)	$(672)	$1,275
Fixed Index Annuities	(131)	1,386	241	3,832
Registered Index-Linked Annuities	814	648	2,008	1,403
Total Individual Retirement	1,046	2,010	1,577	6,510
Group Retirement	(2,002)	(2,995)	(9,421)	(6,664)
Total Net Flows	$(956)	$(985)	$(7,844)	$(154)

Corebridge | Third Quarter 2026 Form 10-Q      96

ITEM 2 Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and nine months ended September 30, 2026 and 2025. For factors that relate primarily to a specific business, see “— Business
Segment Operations.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenues:
Premiums	$539	$1,944	$1,468	$3,261
Policy fees	607	659	1,841	2,100
Net investment income	3,270	3,320	9,657	9,847
Net realized gains (losses)	1,625	(681)	735	(4,070)
Advisory fee and other income	123	174	341	576
Total revenues	6,164	5,416	14,042	11,714
Benefits and expenses:
Policyholder benefits	1,218	2,594	3,312	5,033
Change in the fair value of market risk benefits, net	(10)	299	548	405
Interest credited to policyholder account balances	1,638	1,494	4,733	4,397
Amortization of deferred policy acquisition costs and value of business acquired	267	253	760	803
Non-deferrable insurance commissions	100	131	306	439
Advisory fee expenses	43	71	132	205
General operating expenses	450	481	1,384	1,524
Interest expense	134	135	396	420
Net (gain) on divestitures	—	—	(2)	—
Total benefits and expenses	3,840	5,458	11,569	13,226
Income (loss) before income tax expense (benefit)	2,324	(42)	2,473	(1,512)
Income tax expense (benefit)	880	(179)	1,088	(324)
Net income (loss)	1,444	137	1,385	(1,188)
Less: Net income (loss) attributable to noncontrolling interests	4	(7)	(4)	(8)
Net income (loss) attributable to Corebridge	1,440	144	1,389	(1,180)
Less: Preferred stock dividends	—	—	18	—
Net income (loss) available to Corebridge common shareholders	$1,440	$144	$1,371	$(1,180)
The following table presents certain balance sheet data:

(in millions, except per common share data)	September 30, 2026	December 31, 2025
Balance sheet data:
Total assets	$404,070	$413,547
Short-term and long-term debt	$10,107	$9,359
Debt of consolidated investment entities	$1,472	$1,547
Total Corebridge shareholders’ equity	$6,729	$13,201
Book value per common share	$14.16	$25.60
Adjusted book value per common share	$41.37	$39.83
Financial Highlights
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 Net Income Comparison
We recorded pre-tax income of $2.3 billion in the three months ended September 30, 2026 compared to pre-tax loss of $42 million in the three months ended September 30, 2025. The change in pre-tax loss was primarily due to:
•higher net realized gains of $2.3 billion primarily driven by higher gains from Fortitude Re related balances and higher gains from index-linked interest credited embedded derivatives, net of related hedges;
•lower policyholder benefits of $1.4 billion primarily due to lower new pension risk transfer business; and

Corebridge | Third Quarter 2026 Form 10-Q      97

ITEM 2 Consolidated Results of Operations
•favorable change in the fair value of market risk benefits, net of $309 million compared to prior year primarily driven by impacts of higher interest rates partially offset by a lower increase in equity markets, the impacts of the annual actuarial assumption updates and the impact of the reinsurance agreement with CSLR.
Partially offset by:
•lower premiums of $1.4 billion primarily due to lower new pension risk transfer business;
•higher interest credited to policyholder account balances of $144 million primarily due to higher crediting rates and growth in fixed, fixed index and registered index-linked annuities and GIC business; and
•lower advisory fee income of $51 million primarily driven by the reinsurance agreement with CSLR.
Income tax expense (benefit)
For the three months ended September 30, 2026, there was an income tax expense of $880 million, resulting in an effective tax rate of 37.9% primarily due to expense on pre-tax income from operations and an increase in valuation allowance.
Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 Net Income Comparison
We recorded pre-tax income of $2.5 billion in the nine months ended September 30, 2026 compared to pre-tax loss of $1.5 billion in the nine months ended September 30, 2025. The change in pre-tax income was primarily due to:
•higher net realized gains of $4.8 billion primarily driven by lower losses from Fortitude Re related balances, higher gains from index-linked interest credited embedded derivatives, net of related hedges, gains from changes in foreign exchange rates, lower losses from certain derivatives and hedge accounting and lower losses on sales and intent to sell of fixed maturity securities; and
•lower policyholder benefits of $1.7 billion primarily due to lower new pension risk transfer business.
Partially offset by:
•lower premiums of $1.8 billion primarily due to lower new pension risk transfer business;
•higher interest credited to policyholder account balances of $336 million primarily due to higher crediting rates and growth in fixed, fixed index and registered index-linked annuities and GIC business;
•lower net investment income of $190 million primarily driven by lower income on Fortitude Re funds withheld assets and lower variable investment income partially offset by higher base portfolio income; and
•higher unfavorable change in the fair value of market risk benefits, net of $143 million primarily driven by impact of the reinsurance agreement with CSLR, the impact of the annual actuarial assumption updates and the impact of lower increase in equity markets, partially offset by the impacts of higher interest rates.
Income tax expense (benefit)
For the nine months ended September 30, 2026, there was an income tax expense of $1.1 billion, resulting in an effective tax rate of
44.0% primarily due to expense on pre-tax income from operations and an increase in valuation allowance.

Corebridge | Third Quarter 2026 Form 10-Q      98

ITEM 2 Consolidated Results of Operations
Adjusted pre-tax operating income
The following table presents total Corebridge’s adjusted pre-tax operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Premiums	$538	$1,939	$1,466	$3,233
Policy fees	595	603	1,801	1,790
Net investment income	3,226	2,980	9,246	8,805
Net realized gains (losses)*	16	(5)	25	(3)
Advisory fee and other income	123	109	341	297
Total adjusted revenues	4,498	5,626	12,879	14,122
Policyholder benefits	1,226	2,581	3,331	4,972
Interest credited to policyholder account balances	1,655	1,521	4,824	4,354
Amortization of deferred policy acquisition costs	267	233	760	677
Non-deferrable insurance commissions	97	95	299	278
Advisory fee expenses	43	39	132	112
General operating expenses	401	383	1,191	1,135
Interest expense	128	127	376	396
Total benefits and expenses	3,817	4,979	10,913	11,924
Noncontrolling interests	(4)	7	4	8
Adjusted pre-tax operating income	$677	$654	$1,970	$2,206
*Net realized gains (losses) includes the gains (losses) related to the disposition of real estate investments.
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 APTOI Comparison
APTOI increased $23 million, primarily due to:
•lower policyholder benefits of $1.4 billion primarily due to lower new pension risk transfer business; and
•higher net investment income of $246 million primarily driven by higher base portfolio income and variable investment income.
Partially offset by:
•lower premiums of $1.4 billion primarily due to lower new pension risk transfer business; and
•higher interest credited to policyholder account balances of $134 million primarily due to growth in fixed, fixed index and registered index-linked annuities and GIC business.
Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 APTOI Comparison
APTOI decreased $236 million, primarily due to:
•lower premiums of $1.8 billion primarily due to lower new pension risk transfer business; and
•higher interest credited to policyholder account balances of $470 million primarily due to growth in fixed, fixed index and registered index-linked annuities and GIC business.
Partially offset by:
•lower policyholder benefits of $1.6 billion primarily due to lower new pension risk transfer business; and
•higher net investment income of $441 million primarily driven by higher base portfolio income partially offset by lower variable investment income.

Corebridge | Third Quarter 2026 Form 10-Q      99

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
The following tables summarize adjusted pre-tax operating income (loss) from our segments:
See Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Individual Retirement	$466	$451	$1,348	$1,428
Group Retirement	164	185	455	562
Life Insurance	17	25	225	266
Institutional Markets	198	134	460	444
Corporate and Other	(168)	(141)	(518)	(494)
Adjusted pre-tax operating income	$677	$654	$1,970	$2,206

Corebridge | Third Quarter 2026 Form 10-Q      100

ITEM 2 | Business Segment Operations
DISCUSSION OF SEGMENT RESULTS
Individual Retirement
Individual Retirement Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Adjusted Revenues:
Premiums	$22	$23	$64	$71
Policy fees	94	80	260	223
Net investment income:
Base portfolio income	1,611	1,508	4,741	4,349
Variable investment income	37	12	46	109
Net investment income	1,648	1,520	4,787	4,458
Total adjusted revenues	1,764	1,623	5,111	4,752
Benefits and expenses:
Policyholder benefits	23	31	72	90
Interest credited to policyholder account balances	983	881	2,849	2,480
Amortization of deferred policy acquisition costs	152	123	413	347
Non-deferrable insurance commissions	47	42	149	125
Advisory fee expenses	4	5	16	14
General operating expenses	89	90	264	268
Total benefits and expenses	1,298	1,172	3,763	3,324
Adjusted pre-tax operating income	$466	$451	$1,348	$1,428
Individual Retirement Sources of Earnings
The following table presents the sources of earnings of the Individual Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Spread income(a)	$672	$648	$1,961	$2,006
Fee income	94	80	260	223
Policyholder benefits, net of premiums	(1)	(8)	(8)	(19)
Non-deferrable insurance commissions	(47)	(42)	(149)	(125)
Amortization of DAC and DSI	(159)	(132)	(436)	(375)
General operating expenses	(89)	(90)	(264)	(268)
Other(b)	(4)	(5)	(16)	(14)
Adjusted pre-tax operating income	$466	$451	$1,348	$1,428
(a)Spread income represents net investment income less interest credited to policyholder account balances, exclusive of amortization of deferred sales inducements
(“DSI”) of $7 million and $9 million for the three months ended September 30,2026 and 2025, respectively, and $23 million and $28 million for the nine months ended
September 30, 2026 and 2025 respectively.
(b)Other represents advisory fee expenses.
Financial Highlights
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 APTOI Comparison
APTOI increased $15 million, primarily due to:
•higher spread income of $24 million driven by an increase in variable investment income of $25 million mostly due to higher alternative investment income of $32 million, partially offset by lower yield enhancement income of $7 million; and
•higher policy fee income of $14 million due to higher GMWB fees from fixed and fixed index annuity growth.
Partially offset by:
•higher amortization of DAC and DSI of $27 million primarily due to impact of higher interest rates and actuarial assumption updates.

Corebridge | Third Quarter 2026 Form 10-Q      101

ITEM 2 | Business Segment Operations
Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 APTOI Comparison
APTOI decreased $80 million, primarily due to:
•lower spread income of $45 million driven by a decrease in variable investment income of $63 million due to lower alternative investment and yield enhancement income, partially offset by higher base spread income of $18 million, primarily due to general account growth and asset optimization initiatives; and
•higher amortization of DAC and DSI of $61 million primarily due to higher impact of interest rates, actuarial assumption updates and growth in the business.
Partially offset by:
•higher policy fee income of $37 million, primarily due to higher GMWB fees from fixed and fixed index annuity growth.
AUMA
The following table presents Individual Retirement AUMA:

(in millions)	September 30, 2026	December 31, 2025
Total AUMA	$120,921	$120,419
September 30, 2026 to December 31, 2025 AUMA Comparison
AUMA increased $502 million, driven by positive general account net flows and interest credited to policyholders’ account balances, partially offset by unrealized losses on fixed maturities due to higher interest rates.
Spread and Fee Income
The following table presents Individual Retirement spread and fee income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Spread income:
Base portfolio income	$1,611	$1,508	$4,741	$4,349
Interest credited to policyholder account balances	(976)	(872)	(2,826)	(2,452)
Base spread income	635	636	1,915	1,897
Variable investment income	37	12	46	109
Total spread income*	$672	$648	$1,961	$2,006
Fee income:
Policy fees	$94	$80	$260	$223
Total fee income	$94	$80	$260	$223
*Excludes amortization of DSI assets of $7 million and $9 million for the three months ended September 30, 2026 and 2025, respectively, and $23 million and $28 million for the nine months ended September 30, 2026 and 2025, respectively.
The following table presents Individual Retirement net investment spread:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Individual Retirement base net investment spread:
Base yield*	5.20%	5.18%	5.16%	5.18%
Cost of funds	(3.41)	(3.27)	(3.38)	(3.22)
Individual Retirement base net investment spread	1.79%	1.91%	1.78%	1.96%
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 Comparison and Nine
Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 Comparison
See “Financial Highlights.”

Corebridge | Third Quarter 2026 Form 10-Q      102

ITEM 2 | Business Segment Operations
Premiums and Deposits and Net Flows
For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities, while deposits represent sales on investment-oriented products.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.

Premiums and Deposits	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Fixed annuities	$2,011	$2,062	$5,131	$7,277
Fixed index annuities	1,634	2,810	5,478	7,625
Registered index-linked annuities	822	650	2,026	1,405
Total	$4,467	$5,522	$12,635	$16,307

Net Flows	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Fixed annuities	$363	$(24)	$(672)	$1,275
Fixed index annuities	(131)	1,386	241	3,832
Registered index-linked annuities	814	648	2,008	1,403
Total	$1,046	$2,010	$1,577	$6,510
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 Comparison
Fixed Annuities Net flows increased by $387 million over the prior year, primarily due to lower surrenders and withdrawals of
$421 million and lower death benefits of $17 million, partially offset by lower premiums and deposits of $51 million.
Fixed Index Annuities Net flows decreased by $1.5 billion primarily due to lower premiums and deposits of $1.2 billion and higher surrenders and withdrawals of $339 million.
Registered Index-Linked Annuities Net inflows increased by $166 million primarily due to higher premiums and deposits of
$172 million.
Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 Comparison
Fixed Annuities Net flows decreased by $1.9 billion over the prior year, primarily due to lower premiums and deposits of $2.1 billion, partially offset by lower surrenders and withdrawals of $104 million and lower death benefits of $95 million.
Fixed Index Annuities Net inflows decreased by $3.6 billion primarily due to lower premiums and deposits of $2.1 billion and higher surrenders and withdrawals of $1.4 billion.
Registered Index-Linked Annuities Net inflows increased by $605 million primarily due to higher premiums and deposits of
$621 million, partially offset by higher surrenders and withdrawals of $11 million and higher death benefits of $5 million.
Surrenders
The following table presents Individual Retirement surrender rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed annuities	8.6%	11.7%	10.6%	11.2%
Fixed index annuities	11.5	9.8	11.5	9.1
Registered index-linked annuities	0.5	0.3	0.5	0.2

Corebridge | Third Quarter 2026 Form 10-Q      103

ITEM 2 | Business Segment Operations
The following table presents account values for fixed annuities, fixed index annuities and registered index-linked annuities by surrender charge category:

	September 30, 2026			December 31, 2025
(in millions)	Fixed Annuities	Fixed Index Annuities	Registered Index-Linked Annuities	Fixed Annuities	Fixed Index Annuities	Registered Index-Linked Annuities
No surrender charge	$15,853	$4,004	$—	$16,798	$3,570	$—
Greater than 0% - 2%	990	3,894	—	1,509	4,299	—
Greater than 2% - 4%	4,106	8,343	—	2,163	8,033	—
Greater than 4%	34,796	39,139	4,630	34,266	37,002	2,144
Non-surrenderable	2,873	—	—	3,002	—	—
Total account value*	$58,618	$55,380	$4,630	$57,738	$52,904	$2,144
*Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed annuities, the proportion of account value subject to surrender charge at September 30, 2026 increased compared to December
31, 2025 primarily due to growth in the business. For fixed index annuities, the proportion of account value subject to surrender charge at September 30, 2026 was slightly lower compared to December 31, 2025 primarily due to aging of the business.
Group Retirement
Group Retirement Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Adjusted Revenues:
Premiums	$2	$3	$7	$7
Policy fees	99	114	324	327
Net investment income:
Base portfolio income	435	444	1,301	1,350
Variable investment income	30	23	35	71
Net investment income	465	467	1,336	1,421
Advisory fee and other income*	113	96	314	268
Total adjusted revenues	679	680	1,981	2,023
Benefits and expenses:
Policyholder benefits	7	3	17	10
Interest credited to policyholder account balances	306	304	907	901
Amortization of deferred policy acquisition costs	29	22	84	65
Non-deferrable insurance commissions	31	32	93	92
Advisory fee expenses	38	34	114	97
General operating expenses	104	100	311	296
Total benefits and expenses	515	495	1,526	1,461
Adjusted pre-tax operating income	$164	$185	$455	$562
*Includes advisory fee income from registered investment services, 12b-1 fees (i.e., marketing and distribution fee income), other asset management fee income, and commission-based broker-dealer services.

Corebridge | Third Quarter 2026 Form 10-Q      104

ITEM 2 | Business Segment Operations
Group Retirement Sources of Earnings
The following table presents the sources of earnings of the Group Retirement segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Spread income(a)	$163	$166	$440	$529
Fee income(b)	212	210	638	595
Policyholder benefits, net of premiums	(5)	—	(10)	(3)
Non-deferrable insurance commissions	(31)	(32)	(93)	(92)
Amortization of DAC and DSI	(33)	(25)	(95)	(74)
General operating expenses	(104)	(100)	(311)	(296)
Other(c)	(38)	(34)	(114)	(97)
Adjusted pre-tax operating income	$164	$185	$455	$562
(a)Excludes amortization of DSI assets of $4 million and $3 million for the three months ended September 30, 2026 and 2025, respectively, and $11 million and $9 million for the nine months ended September 30, 2026 and 2025, respectively.
(b)Fee income represents policy fee and advisory fee and other income.
(c)Other consists of advisory fee expenses.
Financial Highlights
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 APTOI Comparison
APTOI decreased $21 million, primarily due to:
•higher amortization of DAC and DSI of $8 million mostly due to actuarial assumption updates; and
•lower spread income of $3 million driven by lower base spread income of $10 million from negative general account flows and impact of lower federal funds rates and lower yield enhancement income of $12 million, partially offset by higher alternative investment income of $20 million.
Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 APTOI Comparison
APTOI decreased $107 million, primarily due to:
•lower spread income of $89 million driven by a decrease in variable investment income of $36 million due to lower alternative investment and yield enhancement income, and lower base spread income of $53 million primarily from negative general account flows and impact of lower federal funds rate;
•higher amortization of DAC and DSI of $21 million mostly due to actuarial assumption updates; and
•higher general operating expenses of $15 million.
Partially offset by:
•higher fee income, net of advisory fee expenses of $26 million, mostly due to higher average separate account and mutual fund assets driven by growth in equity market performance.

Corebridge | Third Quarter 2026 Form 10-Q      105

ITEM 2 | Business Segment Operations
AUMA
The following table presents Group Retirement AUMA by product:

(in millions)	September 30, 2026	December 31, 2025
AUMA by asset type:
In-plan spread based	$19,042	$21,947
In-plan fee based	60,740	61,505
Total in-plan AUMA(a)	79,782	83,452
Out-of-plan proprietary - General Account	17,166	17,666
Out-of-plan proprietary - Separate Accounts	10,863	11,030
Total out-of-plan proprietary annuities	28,029	28,696
Advisory and brokerage assets	19,898	18,135
Total out-of-plan AUMA(b)	47,927	46,831
Total AUMA	$127,709	$130,283
(a)Includes $13.8 billion of AUMA at September 30, 2026 and $14.1 billion of AUMA at December 31, 2025 that is associated with our in-plan investment advisory service that we offer to participants at an additional fee.
(b)Includes $16.7 billion of AUMA at September 30, 2026 and $15.1 billion of AUMA at December 31, 2025 that is associated with our out-of-plan investment advisory service that we offer to participants at an additional fee.
September 30, 2026 to December 31, 2025 AUMA Comparison
Total assets decreased by $2.6 billion, primarily due to a $3.7 billion decrease in in-plan assets and a $667 million decrease in out-of-
plan proprietary annuity assets. These declines were mainly driven by negative net flows and unrealized losses on fixed maturities resulting from higher interest rates, partially offset by a $1.8 billion increase in advisory and brokerage assets due to improved equity market performance and net new client deposits.
Spread and Fee Income
The following table presents Group Retirement spread and fee income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Spread income:
Base portfolio income	$435	$444	$1,301	$1,350
Interest credited to policyholder account balances	(302)	(301)	(896)	(892)
Base spread income	133	143	405	458
Variable investment income	30	23	35	71
Total spread income*	$163	$166	$440	$529
Fee income:
Policy fees	$99	$114	$324	$327
Advisory fees and other income	113	96	314	268
Total fee income	$212	$210	$638	$595
*Excludes amortization of DSI assets of $4 million and $3 million for the three months ended September 30, 2026 and 2025, respectively, and $11 million and $9 million for the nine months ended September 30, 2026 and 2025, respectively

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Base net investment spread:
Base yield*	4.29%	4.29%	4.24%	4.31%
Cost of funds	(3.18)	(3.11)	(3.16)	(3.08)
Base net investment spread	1.11%	1.18%	1.08%	1.23%
*Includes returns from base portfolio, including accretion and income (loss) from certain other invested assets.
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 Comparison and Nine
Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 Comparison
See “Financial Highlights.”

Corebridge | Third Quarter 2026 Form 10-Q      106

ITEM 2 | Business Segment Operations
Premiums and Deposits and Net Flows
For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities while deposits represent sales on investment-oriented products.
Net flows for annuity products included in Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals. For Group Retirement, client deposits into advisory and brokerage accounts less total client withdrawals from advisory and brokerage accounts are not included in net flows. Net new assets into these products contribute to growth in AUA rather than AUM.

Premiums and Deposits and Net Flows	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
In-plan(a)(b)	$1,030	$1,123	$3,354	$3,644
Out-of-plan proprietary variable annuity	164	171	456	499
Out-of-plan proprietary fixed, index annuities and registered index-linked annuities	586	468	1,490	1,419
Premiums and deposits(c)	$1,780	$1,762	$5,300	$5,562
Net Flows	$(2,002)	$(2,995)	$(9,421)	$(6,664)
(a)In-plan premium and deposits include sales of variable and fixed annuities as well as mutual funds for 403(b), 401(a), 457(b) and 401(k) plans.
(b)Includes inflows related to in-plan mutual funds of $602 million and $712 million for the three months ended September 30, 2026 and 2025, respectively, and $2.1 billion and $2.3 billion for the nine months ended September 30, 2026 and 2025, respectively.
(c)Excludes client deposits into advisory and brokerage accounts of $1.0 billion and $816 million for the three months ended September 30, 2026 and 2025, respectively, and $2.9 billion and $2.3 billion for the nine months ended September 30, 2026 and 2025, respectively.
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 Comparison
Lower net outflows of $993 million primarily due to $1.2 billion lower large plan surrenders.
Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 Comparison
Net outflows increased by $2.8 billion primarily due to $1.7 billion higher large plan surrenders and $262 million lower deposits.
Surrenders
The following table presents Group Retirement surrender rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Surrender rates	12.7%	16.3%	16.9%	14.1%
The following table presents account value for Group Retirement annuities by surrender charge category:

(in millions)	September 30, 2026	December 31, 2025
No surrender charge(a)	$66,355	$69,257
Greater than 0% - 2%	1,721	1,532
Greater than 2% - 4%	1,476	1,238
Greater than 4%	9,310	7,030
Non-surrenderable	330	364
Total account value(b)(c)	$79,192	$79,421
(a)Group Retirement amounts in this category include account values in the general account of approximately $3.3 billion and $3.6 billion at September 30, 2026 and
December 31, 2025, respectively, which are subject to 20% annual withdrawal limitations at the participant level and account values in the general account of $4.3 billion and $4.6 billion at September 30, 2026 and December 31, 2025, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(b)Excludes mutual fund assets under administration of $30.5 billion and $31.9 billion at September 30, 2026 and December 31, 2025, respectively.
(c)Includes payout Immediate Annuities and funding agreements.
September 30, 2026 to December 31, 2025 Comparison
Group Retirement annuity deposits are typically subject to a four- to seven-year surrender charge period, depending on the product.
In addition, for annuity assets held within an employer defined contribution plan, participants can only withdraw funds in certain circumstances without incurring tax penalties (for example, separation from service), regardless of surrender charges. At
September 30, 2026, Group Retirement annuity account values with no surrender charge decreased compared to December 31, 2025 primarily due to negative net flows.

Corebridge | Third Quarter 2026 Form 10-Q      107

ITEM 2 | Business Segment Operations
Life Insurance
Life Insurance Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Adjusted Revenues:
Premiums	$358	$366	$1,101	$1,083
Policy fees	350	357	1,062	1,087
Net investment income:
Base portfolio income	331	322	981	983
Variable investment income	7	1	5	11
Net investment income	338	323	986	994
Other income	1	1	2	2
Total adjusted revenues	1,047	1,047	3,151	3,166
Benefits and expenses:
Policyholder benefits	730	726	2,030	2,012
Interest credited to policyholder account balances	80	79	237	243
Amortization of deferred policy acquisition costs	81	84	247	253
Non-deferrable insurance commissions	14	15	41	44
Advisory fee expenses	1	—	2	1
General operating expenses	124	118	369	347
Total benefits and expenses	1,030	1,022	2,926	2,900
Adjusted pre-tax operating income	$17	$25	$225	$266
Life Insurance Sources of Earnings
The following table presents the sources of earnings of the Life Insurance segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Underwriting margin(a)	$336	$327	$983	$996
General operating expenses	(124)	(118)	(369)	(347)
Non-deferrable insurance commissions	(14)	(15)	(41)	(44)
Amortization of DAC	(81)	(84)	(247)	(253)
Impact of annual actuarial assumption update excluded from Underwriting margin	(99)	(85)	(99)	(85)
Other(b)	(1)	—	(2)	(1)
Adjusted pre-tax operating income	$17	$25	$225	$266
(a)Underwriting margin represents premiums, policy fees, net investment income and other income, less policyholder benefits and interest credited to policyholder account balances.
(b)Other primarily represents advisory fee expenses.
Financial Highlights
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 APTOI Comparison
APTOI decreased $8 million, primarily due to:
•higher unfavorable impact of $14 million from the annual review and update of actuarial assumptions. For additional information related to the impact of the update of actuarial assumptions, see Update of Actuarial Assumptions and Models below.
Partially offset by:
•higher underwriting margin of $9 million, driven by higher net investment income and favorable mortality results.
Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 APTOI Comparison
APTOI decreased $41 million, primarily due to:
•lower underwriting margin of $13 million, driven by lower net investment income;

Corebridge | Third Quarter 2026 Form 10-Q      108

ITEM 2 | Business Segment Operations
•higher unfavorable impact of $14 million from the annual review and update of actuarial assumptions. For additional information related to the impact of the update of actuarial assumptions, see Update of Actuarial Assumptions and Models below; and
•higher general operating expenses of $22 million consistent with business growth and trends.
AUMA
The following table presents Life Insurance AUMA:

(in millions)	September 30, 2026	December 31, 2025
Total AUMA	$26,417	$27,752
September 30, 2026 to December 31, 2025 AUMA Comparison
AUMA decreased $1.3 billion in the nine months ended September 30, 2026 compared to the prior year-end primarily due to interest rate movements.
Underwriting Margin
The following table presents Life Insurance underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Premiums	$358	$366	$1,101	$1,083
Policy fees	350	357	1,062	1,087
Net investment income	338	323	986	994
Other income	1	1	2	2
Policyholder benefits	(730)	(726)	(2,030)	(2,012)
Interest credited to policyholder account balances	(80)	(79)	(237)	(243)
Less: Impact of annual actuarial assumption update	99	85	99	85
Underwriting margin	$336	$327	$983	$996
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 Comparison and Nine
Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 Comparison
See “Financial Highlights.”
Premiums and Deposits
Premiums and Deposits for Life Insurance represent amounts received on life and health policies. Premiums generally represent amounts received on traditional life products, while deposits represent amounts received on universal life products.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Traditional Life	$458	$463	$1,401	$1,397
Universal Life	382	378	1,159	1,168
Premiums and deposits	$840	$841	$2,560	$2,565
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 Comparison and Nine
Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 Comparison
Premiums and deposits decreased $1 million for the three months ended September 30, 2026, and decreased $5 million for the nine months ended September 30, 2026, remaining relatively flat for both traditional and universal life products when compared to prior year periods.

Corebridge | Third Quarter 2026 Form 10-Q      109

ITEM 2 | Business Segment Operations
Institutional Markets
Institutional Markets Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Adjusted Revenues:
Premiums	$156	$1,547	$294	$2,072
Policy fees	52	52	155	153
Net investment income:
Base portfolio income	684	606	2,023	1,723
Variable investment income	91	38	129	164
Net investment income	775	644	2,152	1,887
Other income	1	—	2	2
Total adjusted revenues	984	2,243	2,603	4,114
Benefits and expenses:
Policyholder benefits	466	1,821	1,212	2,849
Interest credited to policyholder account balances	285	257	830	730
Amortization of deferred policy acquisition costs	5	4	16	12
Non-deferrable insurance commissions	5	5	15	15
General operating expenses	25	22	70	64
Total benefits and expenses	786	2,109	2,143	3,670
Adjusted pre-tax operating income	$198	$134	$460	$444
Institutional Markets Sources of Earnings
The following table presents the sources of earnings of the Institutional Markets segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Spread income(a)	$198	$139	$465	$444
Fee income(b)	16	17	50	48
Underwriting margin(c)	19	15	46	49
Non-deferrable insurance commissions	(5)	(5)	(15)	(15)
General operating expenses	(25)	(22)	(70)	(64)
Other	(5)	(10)	(16)	(18)
Adjusted pre-tax operating income	$198	$134	$460	$444
(a)Represents spread income on GIC, PRT and structured settlement products.
(b)Represents fee income on SVW products.
(c)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Financial Highlights
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 APTOI Comparison
APTOI increased $64 million, primarily due to:
•higher spread income of $59 million driven by $52 million higher variable investment income from private equity investments and
$7 million higher base spread income, reflecting growth in the business.
Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 APTOI Comparison
APTOI increased $16 million, primarily due to:
•higher spread income of $21 million driven by $55 million higher base spread income, reflecting growth in the business, partially offset by $34 million lower variable investment income from private equity investments.

Corebridge | Third Quarter 2026 Form 10-Q      110

ITEM 2 | Business Segment Operations
AUMA
The following table presents Institutional Markets AUMA:

(in millions)	September 30, 2026	December 31, 2025
SVW (AUA)	$49,320	$48,507
GIC, PRT/assumed reinsurance and Structured settlements (AUM)	51,665	51,511
All other (AUM)	8,195	7,879
Total AUMA	$109,180	$107,897
September 30, 2026 to December 31, 2025 AUMA Comparison
AUMA increased $1.3 billion, primarily due to premiums and deposits of $5.4 billion and investment performance and other activity of
$754 million, partially offset by benefit payments of $4.2 billion and net outflows of $637 million from SVW products. The premiums and deposits activity was largely driven by GIC and Corporate Market products while the benefit payments were driven by GIC, PRT and structured settlement products.
Spread Income, Fee Income and Underwriting Margin
The following table presents Institutional Markets spread income, fee income and underwriting margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Premiums	$165	$1,555	$319	$2,097
Net investment income	738	609	2,046	1,777
Policyholder benefits	(449)	(1,806)	(1,155)	(2,793)
Interest credited to policyholder account balances	(256)	(229)	(745)	(647)
Less: impact of annual actuarial assumption update	—	10	—	10
Total spread income(a)	$198	$139	$465	$444
SVW fees	$16	$17	$50	$48
Total fee income	$16	$17	$50	$48
Premiums	$(9)	$(8)	$(25)	$(25)
Policy fees (excluding SVW)	36	35	105	105
Net investment income	37	35	106	110
Other income	1	—	2	2
Policyholder benefits	(17)	(15)	(57)	(56)
Interest credited to policyholder account balances	(29)	(28)	(85)	(83)
Less: impact of annual actuarial assumption update	—	(4)	—	(4)
Total underwriting margin(b)	$19	$15	$46	$49
(a)Represents spread income from GIC, PRT and structured settlement products.
(b)Represents underwriting margin from Corporate Markets products, including COLI-BOLI, private placement variable universal life insurance and private placement variable annuity products.
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 Comparison and Nine
Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 Comparison
See “Financial Highlights.”
Premiums and Deposits
The following table presents the Institutional Markets premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
PRT/assumed reinsurance	$156	$1,516	$267	$1,985
GICs	1,504	2,032	4,363	4,381
Other*	38	617	739	876
Premiums and deposits	$1,698	$4,165	$5,369	$7,242
*Other principally consists of structured settlements and Corporate Markets products.

Corebridge | Third Quarter 2026 Form 10-Q      111

ITEM 2 | Business Segment Operations
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 Comparison
Premiums and deposits decreased compared to the prior year period by $2.5 billion, primarily due to lower premium of new PRT business of $1.4 billion, lower deposits on new Corporate Markets business of $536 million and lower deposits on new GICs of $528 million.
Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 Comparison
Premiums and deposits decreased compared to the prior year period by $1.9 billion, primarily due to lower premiums on new PRT business of $1.7 billion and lower premiums and deposits for structured settlement products of $130 million.
Corporate and Other
Corporate and Other primarily consists of interest expense on financial debt, parent expenses not attributable to other segments, institutional asset management business, which includes managing assets for non-consolidated affiliates, results of our consolidated investment entities, results of our legacy insurance lines ceded to Fortitude Re and intercompany eliminations.
Corporate and Other Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Adjusted Revenues:
Net investment income (loss)	$—	$26	$(15)	$45
Net realized gains (losses) on real estate investments	16	(5)	25	(3)
Other income	8	12	23	25
Total adjusted revenues	24	33	33	67
Benefits and expenses:
Policyholder benefits	—	—	—	11
Interest credited to policyholder account balances	1	—	1	—
Non-deferrable insurance commissions	—	1	1	2
General operating expenses:
Corporate and other	48	42	141	122
Asset management(a)	11	11	36	38
Total general operating expenses	59	53	177	160
Interest expense:
Corporate	119	115	346	354
Asset management and other	9	12	30	42
Total interest expense	128	127	376	396
Total benefits and expenses	188	181	555	569
Noncontrolling interest(b)	(4)	7	4	8
Adjusted pre-tax operating (loss)	$(168)	$(141)	$(518)	$(494)
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
Corporate and Other Sources of Earnings
The following table presents the sources of earnings of the Corporate and Other segment. We believe providing APTOI using this view is useful for gaining an understanding of our overall results of operations and the significant drivers of our earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Corporate expenses	$(39)	$(33)	$(115)	$(100)
Interest expense on financial debt	(119)	(115)	(346)	(354)
Asset management	18	7	20	4
Consolidated investment entities	(1)	2	(1)	5
Other	(27)	(2)	(76)	(49)
Adjusted pre-tax operating (loss)	$(168)	$(141)	$(518)	$(494)

Corebridge | Third Quarter 2026 Form 10-Q      112

ITEM 2 | Business Segment Operations
Financial Highlights
Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025 APTOI Comparison
Adjusted pre-tax operating loss increased $27 million primarily due to:
•higher losses from other sources of earnings of $25 million primarily due to lower net investment income.
Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025 APTOI Comparison
Adjusted pre-tax operating loss increased $24 million primarily due to:
•higher losses from other sources of earnings of $27 million primarily due to lower net investment income.

Corebridge | Third Quarter 2026 Form 10-Q      113

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
The primary objectives of our portfolio optimization are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities, RMBS, CMBS,
CLOs, other ABS and fixed maturity securities issued by government-sponsored entities and corporate entities. At September 30,
2026, of $234.5 billion of invested assets supporting our insurance operating companies, approximately 46% were in corporate debt securities. Mortgage-backed securities (“MBS”), ABS and CLOs represent 33% of our fixed income securities, of which 99% were investment grade. At December 31, 2025, of $239.3 billion of invested assets supporting our insurance operating companies, approximately 47% were in corporate debt securities. MBS, ABS and CLOs represent 32% of our fixed income securities and 99%
were investment grade.
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

Corebridge | Third Quarter 2026 Form 10-Q      114

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
Although these alternative investments are subject to earnings fluctuations, they have historically achieved accumulative returns over time in excess of the fixed maturity portfolio returns.
Investment Portfolio
The following table presents carrying amounts of our total investments:

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
September 30, 2026
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,039	$219	$1,258
Obligations of states, municipalities and political subdivisions	3,143	511	3,654
Non-U.S. governments	3,437	187	3,624
Corporate debt	107,805	9,212	117,017
Mortgage-backed, asset-backed and collateralized:
RMBS	16,981	409	17,390
CMBS	8,686	260	8,946
CLO	8,487	31	8,518
ABS	21,872	478	22,350
Total mortgage-backed, asset-backed and collateralized	56,026	1,178	57,204
Total bonds available-for-sale	171,450	11,307	182,757
Other bond securities	372	4,815	5,187
Total fixed maturities	171,822	16,122	187,944
Equity securities	50	—	50
Mortgage and other loans receivable:
Residential mortgages	13,160	—	13,160
Commercial mortgages	34,712	2,418	37,130
Life insurance policy loans	1,386	291	1,677
Commercial loans, other loans and notes receivable	2,361	55	2,416
Total mortgage and other loans receivable(a)	51,619	2,764	54,383
Other invested assets(b)	9,560	2,095	11,655
Short-term investments	4,212	281	4,493
Total(c)	$237,263	$21,262	$258,525

Corebridge | Third Quarter 2026 Form 10-Q      115

ITEM 2 | Investments

(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
December 31, 2025
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,090	$247	$1,337
Obligations of states, municipalities and political subdivisions	3,915	571	4,486
Non-U.S. governments	4,270	217	4,487
Corporate debt	111,739	10,332	122,071
Mortgage-backed, asset-backed and collateralized:
RMBS	15,891	459	16,350
CMBS	8,959	348	9,307
CLO	9,038	54	9,092
ABS	21,740	511	22,251
Total mortgage-backed, asset-backed and collateralized	55,628	1,372	57,000
Total bonds available-for-sale	176,642	12,739	189,381
Other bond securities	425	4,982	5,407
Total fixed maturities	177,067	17,721	194,788
Equity securities	79	—	79
Mortgage and other loans receivable:
Residential mortgages	13,767	—	13,767
Commercial mortgages	33,733	2,682	36,415
Life insurance policy loans	1,392	302	1,694
Commercial loans, other loans and notes receivable	2,542	63	2,605
Total mortgage and other loans receivable(a)	51,434	3,047	54,481
Other invested assets(b)	8,317	1,918	10,235
Short-term investments	5,276	399	5,675
Total(c)	$242,173	$23,085	$265,258
(a)Net of total allowance for credit losses for $816 million and $727 million at September 30, 2026 and December 31, 2025, respectively.
(b)Other invested assets, excluding Fortitude Re funds withheld assets, include $6.2 billion and $6.3 billion of private equity funds as of September 30, 2026 and
December 31, 2025, respectively, which are generally reported on a one-quarter lag.
(c)Includes the consolidation of approximately $4.5 billion and $5.1 billion of consolidated investment entities at September 30, 2026 and December 31, 2025, respectively.

Corebridge | Third Quarter 2026 Form 10-Q      116

ITEM 2 | Investments
The following table presents carrying amounts of our total investments for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	September 30, 2026	December 31, 2025
Bonds available-for-sale:
U.S. government and government-sponsored entities	$1,039	$1,089
Obligations of states, municipalities and political subdivisions	3,143	3,915
Non-U.S. governments	3,437	4,270
Corporate debt	108,605	112,537
Mortgage-backed, asset-backed and collateralized:
RMBS	17,456	16,406
CMBS	8,686	8,959
CLO	8,459	8,995
ABS	21,872	21,740
Total mortgage-backed, asset-backed and collateralized	56,473	56,100
Total bonds available-for-sale	172,697	177,911
Other bond securities	353	394
Total fixed maturities	173,050	178,305
Equity securities	49	78
Mortgage and other loans receivable:
Residential mortgages	11,841	12,305
Commercial mortgages	35,296	34,295
Commercial loans, other loans and notes receivable	2,501	2,600
Total mortgage and other loans receivable(a)(b)	49,638	49,200
Other invested assets
Hedge funds	52	68
Private equity(c)	5,759	5,725
Real estate investments	58	11
Other invested assets - All other	2,107	848
Total other invested assets	7,976	6,652
Short-term investments	3,818	5,043
Total(d)	$234,531	$239,278
(a)Does not reflect allowance for credit loss on mortgage loans of $759 million and $692 million at September 30, 2026 and December 31, 2025, respectively.
(b)Does not reflect policy loans of $1.4 billion and $1.4 billion at September 30, 2026 and December 31, 2025, respectively.
(c)Private equity funds are generally reported on a one-quarter lag.
(d)Excludes approximately $4.5 billion and $5.1 billion of consolidated investment entities as well as $2.4 billion and $2.9 billion of eliminations primarily between the consolidated investment entities and the insurance operating companies at September 30, 2026 and December 31, 2025, respectively.

Corebridge | Third Quarter 2026 Form 10-Q      117

ITEM 2 | Investments
Credit Ratings
At September 30, 2026, nearly all our fixed maturity securities were held by our U.S. entities and 95% of these securities were rated investment grade by one or more of the principal rating agencies.
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
NAIC Designations of Fixed Maturity Securities
The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1,’ highest quality, or ‘2,’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’
generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and
CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC
Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of our subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite our credit rating, which is generally based on ratings of the three major rating agencies. As of September 30, 2026 and
December 31, 2025, 96% and 95%, respectively, of our fixed maturity security portfolio, excluding Fortitude Re funds withheld assets, were investment grade. The fixed maturity security portfolio of our insurance operating subsidiaries, excluding the Fortitude Re funds withheld assets, was 96% and 96% investment grade as of September 30, 2026 and December 31, 2025, respectively. The remaining below investment grade securities that are not included in consolidated investment entities relate to middle market and high yield bank loans securities.
The following tables present the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

NAIC Designation Excluding Fortitude Re Funds Withheld Assets (in millions)	1	2	Total Investment Grade	3	4(a)	5(a)	6	Total Below Investment Grade	Total
September 30, 2026
Other fixed maturity securities	$48,488	$60,053	$108,541	$4,130	$2,276	$452	$88	$6,946	$115,487
Mortgage-backed, asset-backed and collateralized	45,553	10,074	55,627	344	131	68	102	645	56,272
Total(b)	$94,041	$70,127	$164,168	$4,474	$2,407	$520	$190	$7,591	$171,759
Fortitude Re funds withheld assets									$16,122
Total fixed maturities									$187,881
December 31, 2025
Other fixed maturity securities	$52,407	$60,804	$113,211	$5,107	$2,279	$428	$81	$7,895	$121,106
Mortgage-backed, asset-backed and collateralized	45,535	9,734	55,269	270	203	76	63	612	55,881
Total(b)	$97,942	$70,538	$168,480	$5,377	$2,482	$504	$144	$8,507	$176,987
Fortitude Re funds withheld assets									$17,721
Total fixed maturities									$194,708
(a)Includes $0 million and $1 million of consolidated CLOs that are rated NAIC 4 and 5, respectively, as of September 30, 2026 and $0 million and $1 million of NAIC 4 and 5 securities, respectively, as of December 31, 2025. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(b)Excludes $63 million and $80 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2026 and December 31, 2025, respectively.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value, for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	September 30, 2026	December 31, 2025
NAIC 1	$94,515	$98,454
NAIC 2	70,930	71,341
NAIC 3	4,477	5,380
NAIC 4	2,408	2,484
NAIC 5 and 6	707	646
Total(a)(b)	$173,037	$178,305
a)Excludes approximately $36 million and $53 million of consolidated investment entities and $1.3 billion and $1.3 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at September 30, 2026 and December 31, 2025, respectively.
b)Excludes $12 million and $0 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2026 and December 31, 2025, respectively.

Corebridge | Third Quarter 2026 Form 10-Q      118

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
any of the major rating agencies, the NAIC or us.
The following tables present the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value:

Composite Corebridge Credit Rating Excluding Fortitude Re Funds Withheld Assets (in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade (a)(b)	Total
September 30, 2026
Other fixed maturity securities	$49,586	$59,231	$108,817	$3,774	$2,305	$591	$6,670	$115,487
Mortgage-backed, asset-backed and collateralized	42,822	10,676	53,498	564	202	2,008	2,774	56,272
Total(c)	$92,408	$69,907	$162,315	$4,338	$2,507	$2,599	$9,444	$171,759
Fortitude Re funds withheld assets								$16,122
Total fixed maturities								$187,881
December 31, 2025
Other fixed maturity securities	$53,742	$59,819	$113,561	$4,758	$2,292	$495	$7,545	$121,106
Mortgage-backed, asset-backed and collateralized	42,517	10,330	52,847	524	280	2,230	3,034	55,881
Total(c)	$96,259	$70,149	$166,408	$5,282	$2,572	$2,725	$10,579	$176,987
Fortitude Re funds withheld assets								$17,721
Total fixed maturities								$194,708
(a)Includes $1.8 billion and $2.2 billion at September 30, 2026 and December 31, 2025, respectively, of certain RMBS that had experienced deterioration in credit quality since its origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
(b)Includes $3 million of consolidated CLOs as of September 30, 2026 and $1 million as of December 31, 2025. These are assets of consolidated investment entities and do not represent direct investment of Corebridge’s insurance subsidiaries.
(c)Excludes $63 million and $80 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2026 and December 31, 2025, respectively.
The following table presents the fixed maturity security portfolio categorized by composite Corebridge credit rating (as described below), at fair value for our insurance operating subsidiaries excluding the Fortitude Re funds withheld assets:

(in millions)	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
September 30, 2026
Other fixed maturity securities	$49,586	$60,031	$109,617	$3,774	$2,305	$588	$6,667	$116,284
Mortgage-backed, asset-backed and collateralized	43,290	10,684	53,974	567	203	2,009	2,779	56,753
Total fixed maturities(a)(b)	$92,876	$70,715	$163,591	$4,341	$2,508	$2,597	$9,446	$173,037
December 31, 2025
Other fixed maturity securities	$53,740	$60,617	$114,357	$4,758	$2,291	$495	$7,544	$121,901
Mortgage-backed, asset-backed and collateralized	43,026	10,340	53,366	527	281	2,230	3,038	56,404
Total fixed maturities(a)(b)	$96,766	$70,957	$167,723	$5,285	$2,572	$2,725	$10,582	$178,305
(a)Excludes approximately $36 million and $53 million of consolidated investment entities and $1.3 billion and $1.3 billion of eliminations primarily related to the consolidated investment entities and the insurance operating subsidiaries at September 30, 2026 and December 31, 2025, respectively.
(b)  Excludes $12 million and $0 million of fixed maturity securities for which no NAIC Designation is available at September 30, 2026 and December 31, 2025, respectively
For a discussion of credit risks associated with investments, see “Business—Investment Management—Credit Risk” in the 2025 Form
10-K.

Corebridge | Third Quarter 2026 Form 10-Q      119

ITEM 2 | Investments
The following tables present the composite Corebridge credit ratings of our fixed maturity securities calculated based on their fair value:

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Excluding Fortitude Funds Withheld Assets (in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Rating:
Other fixed maturity securities*
AAA	$1,167	$1,288	$—	$—	$1,167	$1,288
AA	10,557	22,019	—	31	10,557	22,050
A	37,845	30,403	17	1	37,862	30,404
BBB	59,187	59,768	44	51	59,231	59,819
Below investment grade	6,592	7,532	10	9	6,602	7,541
Non-rated	76	4	1	—	77	4
Total	$115,424	$121,014	$72	$92	$115,496	$121,106
Mortgage-backed, asset- backed and collateralized
AAA	$14,978	$10,723	$28	$10	$15,006	$10,733
AA	13,302	22,963	15	67	13,317	23,030
A	14,383	8,642	116	112	14,499	8,754
BBB	10,604	10,268	72	62	10,676	10,330
Below investment grade	2,719	2,982	43	46	2,762	3,028
Non-rated	40	50	26	36	66	86
Total	$56,026	$55,628	$300	$333	$56,326	$55,961
Total
AAA	$16,145	$12,011	$28	$10	$16,173	$12,021
AA	23,859	44,982	15	98	23,874	45,080
A	52,228	39,045	133	113	52,361	39,158
BBB	69,791	70,036	116	113	69,907	70,149
Below investment grade	9,311	10,514	53	55	9,364	10,569
Non-rated	116	54	27	36	143	90
Total	$171,450	$176,642	$372	$425	$171,822	$177,067

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Rating:
Other fixed maturity securities*
AAA	$298	$337	$19	$20	$317	$357
AA	1,932	2,799	555	1,038	2,487	3,837
A	3,853	3,660	594	232	4,447	3,892
BBB	3,794	4,269	1,536	1,524	5,330	5,793
Below investment grade	250	302	263	300	513	602
Non-rated	2	—	10	9	12	9
Total	$10,129	$11,367	$2,977	$3,123	$13,106	$14,490
Mortgage-backed, asset- backed and collateralized
AAA	$213	$89	$117	$86	$330	$175
AA	245	583	131	571	376	1,154
A	234	122	688	375	922	497
BBB	252	268	864	769	1,116	1,037
Below investment grade	234	309	34	57	268	366
Non-rated	—	1	4	1	4	2
Total	$1,178	$1,372	$1,838	$1,859	$3,016	$3,231

Corebridge | Third Quarter 2026 Form 10-Q      120

ITEM 2 | Investments

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Fortitude Re Funds Withheld Assets (in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Rating:
Total
AAA	$511	$426	$136	$106	$647	$532
AA	2,177	3,382	686	1,609	2,863	4,991
A	4,087	3,782	1,282	607	5,369	4,389
BBB	4,046	4,537	2,400	2,293	6,446	6,830
Below investment grade	484	611	297	357	781	968
Non-rated	2	1	14	10	16	11
Total	$11,307	$12,739	$4,815	$4,982	$16,122	$17,721

	Available-for-Sale		Other Fixed Maturity Securities, at Fair Value		Total
Total (in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Rating:
Other fixed maturity securities*
AAA	$1,465	$1,625	$19	$20	$1,484	$1,645
AA	12,489	24,818	555	1,069	13,044	25,887
A	41,698	34,063	611	233	42,309	34,296
BBB	62,981	64,037	1,580	1,575	64,561	65,612
Below investment grade	6,842	7,834	273	309	7,115	8,143
Non-rated	78	4	11	9	89	13
Total	$125,553	$132,381	$3,049	$3,215	$128,602	$135,596
Mortgage-backed, asset- backed and collateralized
AAA	$15,191	$10,812	$145	$96	$15,336	$10,908
AA	13,547	23,546	146	638	13,693	24,184
A	14,617	8,764	804	487	15,421	9,251
BBB	10,856	10,536	936	831	11,792	11,367
Below investment grade	2,953	3,291	77	103	3,030	3,394
Non-rated	40	51	30	37	70	88
Total	$57,204	$57,000	$2,138	$2,192	$59,342	$59,192
Total
AAA	$16,656	$12,437	$164	$116	$16,820	$12,553
AA	26,036	48,364	701	1,707	26,737	50,071
A	56,315	42,827	1,415	720	57,730	43,547
BBB	73,837	74,573	2,516	2,406	76,353	76,979
Below investment grade	9,795	11,125	350	412	10,145	11,537
Non-rated	118	55	41	46	159	101
Total	$182,757	$189,381	$5,187	$5,407	$187,944	$194,788
*Consists of assets including U.S. government and government sponsored entities, obligations of states, municipalities and political subdivisions, non-U.S.
governments, and corporate debt.

Corebridge | Third Quarter 2026 Form 10-Q      121

ITEM 2 | Investments
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	September 30, 2026			December 31, 2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
France	$462	$17	$479	$471	$19	$490
Chile	372	21	393	481	23	504
Mexico	325	25	350	369	28	397
Indonesia	252	28	280	295	32	327
Saudi Arabia	162	17	179	195	19	214
Colombia	157	26	183	173	27	200
United Arab Emirates	146	1	147	199	1	200
Qatar	142	14	156	179	28	207
Panama	115	18	133	150	20	170
Norway	107	—	107	117	—	117
Other	1,197	88	1,285	1,641	95	1,736
Total*	$3,437	$255	$3,692	$4,270	$292	$4,562
*Includes bonds available-for-sale and other bond securities.
Investments in Corporate Debt Securities
The following table presents the industry categories of our available-for-sale corporate debt securities:

	September 30, 2026			December 31, 2025
	Fair Value			Fair Value
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Industry Category:
Financial institutions	$31,221	$1,764	$32,985	$33,605	$2,151	$35,756
Utilities	18,636	2,062	20,698	18,556	2,248	20,804
Communications	5,495	533	6,028	5,987	591	6,578
Consumer noncyclical	10,831	1,083	11,914	11,723	1,233	12,956
Capital goods	3,652	289	3,941	3,969	364	4,333
Energy	10,600	830	11,430	10,056	913	10,969
Consumer cyclical	6,363	394	6,757	6,404	410	6,814
Basic materials	4,068	235	4,303	4,170	250	4,420
Other	16,939	2,022	18,961	17,269	2,172	19,441
Total*	$107,805	$9,212	$117,017	$111,739	$10,332	$122,071
*94% and 94% of investments were rated investment grade at September 30, 2026 and December 31, 2025, respectively.

Corebridge | Third Quarter 2026 Form 10-Q      122

ITEM 2 | Investments
Investments in RMBS
The following table presents our RMBS available-for-sale securities:

	September 30, 2026		December 31, 2025
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
Agency RMBS	$5,246	31%	$4,097	25%
AAA	58		—
AA	5,188		4,097
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Alt-A RMBS	2,840	17%	3,113	20%
AAA	1,286		976
AA	129		652
A	169		51
BBB	38		34
Below investment grade	1,218		1,400
Non-rated	—		—
Sub-prime RMBS	816	5%	981	6%
AAA	62		32
AA	42		87
A	51		60
BBB	65		24
Below investment grade	596		778
Non-rated	—		—
Prime non-agency	3,296	19%	3,621	23%
AAA	2,246		2,249
AA	638		856
A	170		327
BBB	157		86
Below investment grade	85		100
Non-rated	—		3
Other housing related	4,783	28%	4,079	26%
AAA	2,479		2,614
AA	1,039		886
A	1,222		461
BBB	40		106
Below investment grade	3		12
Non-rated	—		—
Total RMBS excluding Fortitude Re funds withheld assets	16,981	100%	15,891	100%
Total RMBS Fortitude Re funds withheld assets	409		459
Total RMBS*	$17,390		$16,350
*Includes $1.8 billion and $2.2 billion at September 30, 2026 and December 31, 2025, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination but prior to Corebridge’s acquisition. These securities are currently rated as investment grade under the NAIC SVO framework.
Our underwriting principles for investing in RMBS, other ABS and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics and the level of credit enhancement in the transaction.

Corebridge | Third Quarter 2026 Form 10-Q      123

ITEM 2 | Investments
Investments in CMBS
The following table presents our CMBS available-for-sale securities:

	September 30, 2026		December 31, 2025
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CMBS (traditional)	$7,762	90%	$7,923	88%
AAA	3,897		2,993
AA	939		2,634
A	1,253		939
BBB	1,143		914
Below investment grade	530		443
Non-rated	—		—
Agency	795	9%	878	10%
AAA	61		—
AA	734		878
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	—		—
Other	129	1%	158	2%
AAA	26		35
AA	—		4
A	11		18
BBB	92		101
Below investment grade	—		—
Non-rated	—		—
Total excluding Fortitude Re funds withheld assets	8,686	100%	8,959	100%
Total Fortitude Re funds withheld assets	260		348
Total	$8,946		$9,307
The fair value of CMBS holdings increased slightly during the nine months ended September 30, 2026. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination.

Corebridge | Third Quarter 2026 Form 10-Q      124

ITEM 2 | Investments
Investments in ABS/CLOs
The following table presents our ABS/CLO available-for-sale securities by collateral type:

	September 30, 2026		December 31, 2025
(dollars in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total
CDO - bank loan (CLO)	$8,421	28%	$8,967	29%
AAA	2,648		992
AA	2,098		3,820
A	2,294		2,512
BBB	1,353		1,598
Below investment grade	—		—
Non-rated	28		45
CDO - other	66	—%	71	—%
AAA	19		20
AA	46		49
A	—		—
BBB	—		—
Below investment grade	—		—
Non-rated	1		2
ABS	21,872	72%	21,740	71%
AAA	2,196		812
AA	2,450		9,000
A	9,214		4,274
BBB	7,714		7,405
Below investment grade	288		249
Non-rated	10		—
Total excluding Fortitude Re funds withheld assets	30,359	100%	30,778	100%
Total Fortitude Re funds withheld assets	509		565
Total	$30,868		$31,343
Unrealized Losses of Fixed Maturity Securities
The following tables show the aging of the unrealized losses on available-for-sale fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2026	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$57,584	$2,019	4,650	$1,641	$515	132	$96	$54	4	$59,321	$2,588	4,786
7-11 months	23,474	1,443	2,164	1,204	375	83	42	23	3	24,720	1,841	2,250
12 months or more	36,799	3,923	3,614	35,633	12,002	3,174	1,509	805	78	73,941	16,730	6,866
Total	117,857	7,385	10,428	38,478	12,892	3,389	1,647	882	85	157,982	21,159	13,902
Below investment grade bonds
0-6 months	2,320	63	633	308	88	21	8	5	4	2,636	156	658
7-11 months	869	36	238	24	8	3	1	1	1	894	45	242
12 months or more	2,095	165	483	596	186	99	40	26	20	2,731	377	602
Total	5,284	264	1,354	928	282	123	49	32	25	6,261	578	1,502
Total bonds
0-6 months	59,904	2,082	5,283	1,949	603	153	104	59	8	61,957	2,744	5,444
7-11 months	24,343	1,479	2,402	1,228	383	86	43	24	4	25,614	1,886	2,492
12 months or more	38,894	4,088	4,097	36,229	12,188	3,273	1,549	831	98	76,672	17,107	7,468
Total excluding Fortitude Re funds withheld assets	$123,141	$7,649	11,782	$39,406	$13,174	3,512	$1,696	$914	110	$164,243	$21,737	15,404
Total Fortitude Re funds withheld assets										$14,754	$3,930	626
Total										$178,997	$25,667	16,030

Corebridge | Third Quarter 2026 Form 10-Q      125

ITEM 2 | Investments

December 31, 2025	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total
Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)	Cost(c)	Unrealized Loss(e)	Items(d)
Investment grade bonds
0-6 months	$15,680	$340	1,413	$2,066	$645	125	$32	$30	2	$17,778	$1,015	1,540
7-11 months	7,442	360	566	765	220	73	16	8	—	8,223	588	639
12 months or more	49,278	4,129	5,240	26,792	8,428	2,352	248	133	16	76,318	12,690	7,608
Total	72,400	4,829	7,219	29,623	9,293	2,550	296	171	18	102,319	14,293	9,787
Below investment grade bonds
0-6 months	934	19	207	60	19	15	1	1	3	995	39	225
7-11 months	386	13	76	1	—	2	—	—	2	387	13	80
12 months or more	2,673	174	550	364	118	66	9	6	7	3,046	298	623
Total	3,993	206	833	425	137	83	10	7	12	4,428	350	928
Total bonds
0-6 months	16,614	359	1,620	2,126	664	140	33	31	5	18,773	1,054	1,765
7-11 months	7,828	373	642	766	220	75	16	8	2	8,610	601	719
12 months or more	51,951	4,303	5,790	27,156	8,546	2,418	257	139	23	79,364	12,988	8,231
Total excluding Fortitude Re funds withheld assets	$76,393	$5,035	8,052	$30,048	$9,430	2,633	$306	$178	30	$106,747	$14,643	10,715
Total Fortitude Re funds withheld assets										$14,498	$3,016	524
Total										$121,245	$17,659	11,239
(a)Represents the number of consecutive months that fair value has been less than amortized cost or cost by any amount.
(b)Represents the percentage by which fair value is less than amortized cost or cost at September 30, 2026 and December 31, 2025.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
(e)Includes MTM movement relating to embedded derivatives and fair value hedge basis adjustment.
The allowance for credit losses was $8 million and $3 million for investment grade bonds, and $137 million and $127 million for below investment grade bonds as of September 30, 2026 and December 31, 2025, respectively.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments for the three and nine months ended September 30, 2026, was primarily attributable to a change in the fair value of fixed maturity securities. For the three and nine months ended September 30,
2026, net unrealized losses related to fixed maturity securities were $8.6 billion and $10.1 billion, respectively, due to higher interest rates.
The change in net unrealized gains and losses on investments for the three and nine months ended September 30, 2025 was primarily attributable to decreases in the fair value of fixed maturity securities. For the three months ended September 30, 2025, net unrealized gains related to fixed maturity securities increased by $2.4 billion due primarily to narrowing of credit spreads. For the nine months ended September 30, 2025, net unrealized gains related to fixed maturity securities increased by $6.0 billion due primarily to narrowing of credit spreads.
For further discussion of our investment portfolio, see Notes 4 and 5 to the Condensed Consolidated Financial Statements.
Private Debt Investments
We invest in an array of private debt strategies. Private debt consists of debt investments that are privately originated or privately negotiated rather than broadly syndicated or traded in active public markets. At September 30, 2026, Corebridge had private debt investments with a combined aggregate carrying value of $52.0 billion. As of September 30, 2026, 92% of our private debt portfolio had an investment grade rating. Our below investment grade exposure is primarily concentrated in middle market loans, which represented 6.2% of the private debt portfolio as of September 30, 2026. For all other asset classes noted below, we generally invest in investment grade assets and in senior tranches of structured securities.

Corebridge | Third Quarter 2026 Form 10-Q      126

ITEM 2 | Investments
The following table shows the composition of our private debt portfolio on an NAIC statutory accounting basis as of
September 30, 2026.

(dollars in millions)	September 30, 2026
Corporate private placements(a)	$27,603
Infrastructure debt(b)	13,340
Private ABS(c)	7,826
Direct middle market lending(d)	3,220
Total	$51,989
(a)Corporate Private Placements – includes, the origination of direct or privately negotiated forms of debt issued by a corporation or entity and the origination of debt which has a guarantee from a corporation or entity. The substantial majority of these investments are investment-grade.
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
(c)Private ABS – direct or privately negotiated debt that is securitized by underlying cash flows from specific pools of collateral. Some examples include aircraft leases, music royalties, data center leases and oil and gas properties. The substantial majority of these investments are in the most senior tranches and are investment-
grade.
(d)Middle Market Lending – direct or privately negotiated debt issued to mid-sized companies (as measured by revenue or EBITDA) that are either unable to, or choose not to, access the public debt or broadly syndicated loan market. These loans usually have a below investment grade rating.
Commercial Mortgage Loans
At September 30, 2026 and December 31, 2025, we had direct commercial mortgage loan exposure of $37.8 billion and $37.0 billion, respectively. At September 30, 2026 and December 31, 2025, we had an allowance for credit losses of $638 million and $594 million, respectively.
The following tables present the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
September 30, 2026
State:
New York	74	$1,853	$3,567	$250	$555	$62	$—	$6,287	18%
California	57	622	858	108	1,217	372	51	3,228	9%
Florida	54	951	102	422	803	490	58	2,826	8%
New Jersey	47	1,500	4	265	982	—	20	2,771	8%
Texas	40	794	442	341	201	16	177	1,971	6%
Massachusetts	19	168	802	508	71	—	—	1,549	4%
Illinois	22	323	310	2	571	—	57	1,263	4%
Colorado	18	512	41	200	261	109	—	1,123	3%
Pennsylvania	20	188	162	160	376	—	—	886	3%
Ohio	13	56	—	44	537	—	—	637	2%
Other States	115	2,620	106	487	2,060	246	116	5,635	15%
Foreign	59	2,780	1,140	1,064	1,387	421	328	7,120	20%
Total*	538	$12,367	$7,534	$3,851	$9,021	$1,716	$807	$35,296	100%
Fortitude Re funds withheld assets								$2,472
Total Commercial Mortgages								$37,768

Corebridge | Third Quarter 2026 Form 10-Q      127

ITEM 2 | Investments

	Number of Loans	Class						Total	Percent of Total
Excluding Fortitude Re Funds Withheld Assets (dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others
December 31, 2025
State:
New York	74	$1,797	$3,163	$283	$561	$63	$—	$5,867	17%
California	59	628	851	138	1,170	560	52	3,399	10%
Florida	51	827	104	447	602	490	58	2,528	7%
New Jersey	55	1,590	5	268	737	—	20	2,620	8%
Texas	42	807	394	453	195	17	178	2,044	6%
Massachusetts	19	351	1,021	517	30	—	—	1,919	6%
Illinois	20	325	321	2	184	—	57	889	3%
Colorado	15	418	41	87	251	111	—	908	2%
Pennsylvania	20	179	157	163	380	—	—	879	2%
Ohio	14	58	—	52	539	—	—	649	2%
Other States	118	2,698	122	568	1,726	320	81	5,515	16%
Foreign	61	2,985	1,052	983	1,297	429	332	7,078	21%
Total*	548	$12,663	$7,231	$3,961	$7,672	$1,990	$778	$34,295	100%
Fortitude Re funds withheld assets								$2,714
Total Commercial Mortgages								$37,009
*Does not reflect allowance for credit losses.
The following tables present debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
September 30, 2026
Loan-to-value ratios(b)
Less than 65%	$23,336	$1,016	$282	$24,634
65% to 75%	7,037	1,163	200	8,400
76% to 80%	80	273	—	353
Greater than 80%	1,040	148	721	1,909
Total commercial mortgages excluding Fortitude Re(c)	$31,493	$2,600	$1,203	$35,296
Total commercial mortgages including Fortitude Re				$2,472
Total commercial mortgages				$37,768
December 31, 2025
Loan-to-value ratios(b)
Less than 65%	$22,122	$1,509	$126	$23,757
65% to 75%	7,202	953	—	8,155
76% to 80%	104	481	—	585
Greater than 80%	886	165	747	1,798
Total commercial mortgages excluding Fortitude Re(c)	$30,314	$3,108	$873	$34,295
Total commercial mortgages including Fortitude Re				$2,714
Total commercial mortgages				$37,009
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.8X at both periods ended September 30, 2026 and December 31, 2025, respectively. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 61% at September 30, 2026 and 60% at December 31, 2025. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
(c)Does not reflect allowance for credit losses.

Corebridge | Third Quarter 2026 Form 10-Q      128

ITEM 2 | Investments
Residential Mortgage Loans
At September 30, 2026 and December 31, 2025, we had direct residential mortgage loan exposure of $13.3 billion and $13.8 billion, respectively.
The following tables present credit quality performance indicators for residential mortgages by year of vintage:

September 30, 2026
(in millions)	2026	2025	2024	2023	2022	Prior	Total
FICO:(a)
780 and greater	$75	$615	$888	$492	$585	$3,288	$5,943
720 - 779	116	1,226	1,636	828	487	1,001	5,294
660 - 719	29	299	537	248	148	467	1,728
600 - 659	—	—	—	9	23	162	194
Less than 600	—	—	—	8	19	73	100
Total residential mortgages(b)(c)	$220	$2,140	$3,061	$1,585	$1,262	$4,991	$13,259

December 31, 2025
(in millions)	2025	2024	2023	2022	2021	Prior	Total
FICO:(a)
780 and greater	$595	$974	$570	$616	$2,129	$1,384	$6,268
720 - 779	1,044	1,740	926	529	509	543	5,291
660 - 719	287	578	292	180	125	349	1,811
600 - 659	107	54	17	28	15	158	379
Less than 600	—	—	5	12	7	66	90
Total residential mortgages(b)(c)	$2,033	$3,346	$1,810	$1,365	$2,785	$2,500	$13,839
(a)Fair Isaac Corporation (“FICO”) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On September
30, 2026 and December 31, 2025 residential loans direct to consumers totaled $7.2 billion and $7.8 billion, respectively.
(b)There are no residential mortgage loans under Fortitude Re funds withheld assets.
(c)Does not include allowance for credit losses.
For additional discussion on credit losses, see Note 5 and for additional discussion on commercial mortgage loans, see Note 6 to the
Condensed Consolidated Financial Statements.
Net Realized Gains and Losses

	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Three Months Ended September 30,
Sales of fixed maturity securities	$39	$(16)	$23	$(29)	$—	$(29)
Intent to Sell(a)	—	—	—	—	—	—
Change in allowance for credit losses on fixed maturity securities	(34)	1	(33)	(36)	(10)	(46)
Change in allowance for credit losses on loans	(29)	(3)	(32)	(22)	—	(22)
Foreign exchange transactions, net of related hedges	22	(3)	19	227	6	233
Index-linked interest credited embedded derivatives, net of related hedges	925	—	925	(75)	—	(75)
All other derivatives and hedge accounting(b)	(121)	(185)	(306)	(36)	(13)	(49)
Sales of alternative investments and real estate	15	(1)	14	14	8	22
Other	(16)	(1)	(17)	(44)	(1)	(45)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	801	(208)	593	(1)	(10)	(11)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	1,032	1,032	—	(670)	(670)
Net realized gains (losses)	$801	$824	$1,625	$(1)	$(680)	$(681)

Corebridge | Third Quarter 2026 Form 10-Q      129

ITEM 2 | Investments

	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Nine Months Ended September 30,
Sales of fixed maturity securities	$(206)	$(29)	$(235)	$(683)	$(20)	$(703)
Intent to Sell(a)	(60)	—	(60)	(250)	—	(250)
Change in allowance for credit losses on fixed maturity securities	(170)	—	(170)	(97)	(22)	(119)
Change in allowance for credit losses on loans	(81)	(21)	(102)	(24)	3	(21)
Foreign exchange transactions, net of related hedges	142	3	145	(339)	16	(323)
Index-linked interest credited embedded derivatives, net of related hedges	730	—	730	(611)	—	(611)
All other derivatives and hedge accounting(b)	(95)	(189)	(284)	(452)	3	(449)
Sales of alternative investments and real estate	19	(9)	10	17	4	21
Other	(20)	(9)	(29)	(78)	(20)	(98)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	259	(254)	5	(2,517)	(36)	(2,553)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	730	730	—	(1,517)	(1,517)
Net realized gains (losses)	$259	$476	$735	$(2,517)	$(1,553)	$(4,070)
(a)Includes the impairment of fixed maturity securities in second quarter 2025 that Corebridge intended to transfer or sell in conjunction with the Reinsurance Agreements discussed in Note 1 to the Condensed Consolidated Financial Statements.
(b)Derivative activity related to hedging certain MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14 to the
Condensed Consolidated Financial Statements.
Higher net realized gains, excluding Fortitude Re funds withheld assets, in the three months ended September 30, 2026, compared to same period in the prior year, were primarily due to index-linked interest credited embedded derivatives, net of related hedges. Higher net realized gains, excluding Fortitude Re funds withheld assets, in the nine months ended September 30, 2026, compared to same period in the prior year, were primarily due to higher gains from index-linked interest credited embedded derivatives, net of related hedges, gains from changes in foreign exchange rates, net of hedges, lower losses from certain derivatives and hedge accounting and lower losses on sales and intent to sell of fixed maturity securities.
Index-linked interest credited embedded derivatives, net of related hedges, reflected gains in the three and nine months ended
September 30, 2026 compared to losses in the same period in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
Net realized gains (losses) on Fortitude Re funds withheld assets primarily reflect changes in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to Corebridge as the appreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re. Decreases in valuation of the assets result in gains to Corebridge as the depreciation on the assets under those reinsurance agreements must be transferred to Fortitude Re.
For further discussion of our investment portfolio, see Note 5 to the Condensed Consolidated Financial Statements.

Corebridge | Third Quarter 2026 Form 10-Q      130

ITEM 2 | Investments
Other Invested Assets
We seek to enhance returns through investment in a diversified portfolio of alternative asset classes, including private equity, real estate equity and hedge funds.
The following table presents the carrying value of our other invested assets by type:

	September 30, 2026			December 31, 2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(a)	$6,309	$2,007	$8,316	$6,323	$1,800	$8,123
Investment real estate(b)	883	88	971	867	118	985
All other investments(c)	2,368	—	2,368	1,127	—	1,127
Total	$9,560	$2,095	$11,655	$8,317	$1,918	$10,235
(a)At September 30, 2026, included hedge funds of $90 million and private equity funds of $8.2 billion. At December 31, 2025, included hedge funds of $121 million and private equity funds of $8.0 billion.
(b)Net of accumulated depreciation of $468 million and $406 million as of September 30, 2026 and December 31, 2025, respectively.
(c)Includes Corebridge’s ownership interest in Fortitude Re Bermuda, which is recorded using the measurement alternative for equity securities. Our investment in
Fortitude Re Bermuda totaled $156 million and $156 million at September 30, 2026 and December 31, 2025, respectively.
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
payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated fair values.
For additional information on embedded derivatives, see Notes 4 and 9 to the Condensed Consolidated Financial Statements.

Corebridge | Third Quarter 2026 Form 10-Q      131

ITEM 2 | Investments
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2026				December 31, 2025
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments(a)
Interest rate contracts	$2,829	$359	$17,062	$941	$11,987	$364	$9,734	$234
Foreign exchange contracts	9,297	337	2,909	185	3,855	252	8,128	236
Derivatives not designated as hedging instruments(a)
Interest rate contracts	15,956	1,054	29,785	2,561	19,672	552	25,397	1,399
Foreign exchange contracts	7,911	419	5,029	235	6,139	459	6,847	318
Equity contracts	78,884	9,194	81,619	5,183	66,780	8,388	64,855	4,900
Credit contracts(b)	22,600	401	22,600	23	—	—	—	—
Other contracts(c)	50,118	20	44	1	49,020	14	212	4
Total derivatives, excluding Fortitude Re funds withheld	$187,595	$11,784	$159,048	$9,129	$157,453	$10,029	$115,173	$7,091
Total derivatives, Fortitude Re funds withheld	$—	$—	$—	$—	$—	$—	$—	$—
Total derivatives, gross(d)	$187,595	$11,784	$159,048	$9,129	$157,453	$10,029	$115,173	$7,091
Counterparty netting(e)		(7,351)		(7,351)		(6,106)		(6,106)
Cash collateral(f)		(3,961)		(1,369)		(3,482)		(686)
Total derivatives on Condensed Consolidated Balance Sheets(g)		$472		$409		$441		$299
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
(d)Includes $12.6 billion and $20.5 billion of notional amounts associated with reinsurance agreements at September 30, 2026 and December 31, 2025.
(e)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(f)Represents cash collateral posted and received that is eligible for netting.
(g)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. All derivative transactions are with third parties. Fair value of assets related to bifurcated embedded derivatives was zero at both September 30, 2026 and December 31, 2025. Fair value of liabilities related to bifurcated embedded derivatives was $15.7 billion and $16.0 billion, respectively, at September 30, 2026 and December 31, 2025. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded
derivatives are primarily related to guarantee features in fixed index annuities and index universal life contracts, which include equity and interest rate components, bonds available-for-sale and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7 to the Condensed Consolidated Financial
Statements.
For additional information, see Note 9 to the Condensed Consolidated Financial Statements.

Corebridge | Third Quarter 2026 Form 10-Q      132

ITEM 2 | Update of Actuarial Assumptions and Models

Update of Actuarial Assumptions and Models
We review and update actuarial assumptions at least annually, generally in the third quarter.
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
The net impacts to pre-tax income and APTOI because of the update of actuarial assumptions for the nine months ended September
30, 2026 and 2025 are shown in the following tables.
The following table presents the increase (decrease) in pre-tax income resulting from the annual update of actuarial assumptions, by line item as reported in Results of Operations:

	Nine Months Ended September 30,
(in millions)	2026	2025
Policyholder benefits	$(99)	$(98)
Decrease in adjusted pre-tax operating income	(99)	(98)
Change in the fair value of market risk benefits, net	(438)	(58)
Net realized gains (losses)	539	(11)
Increase (decrease) in pre-tax income	$2	$(167)
The following table presents the increase (decrease) in adjusted pre-tax operating income resulting from the annual update of actuarial assumptions by segment:

	Nine Months Ended September 30,
(in millions)	2026	2025
Individual Retirement	$—	$(7)
Group Retirement	—	—
Life Insurance	(99)	(85)
Institutional Markets	—	(6)
Total decrease in adjusted pre-tax operating income from the update of assumptions*	$(99)	$(98)
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
Update of Actuarial Assumptions Impact to Consolidated pre-tax income (loss)
Corebridge recognized a $2 million favorable and $(167) million unfavorable impact to pre-tax income, for the nine months ended
September 30, 2026 and 2025, respectively, attributable to the annual actuarial assumption review. For 2026, the impacts  primarily reflected model enhancements affecting fixed index annuity products, partially offset by unfavorable mortality and lapse assumption updates for certain blocks of universal life products. For 2025, the impacts were primarily driven by updates to policyholder assumptions, including lapse and mortality updates related to traditional and universal life products, and utilization updates for fixed annuities with living benefits and certain model refinements.
Update of Actuarial Assumptions Impact to Consolidated APTOI
Corebridge recognized a $(99) million and $(98) million unfavorable impact to adjusted pre-tax operating income, for the nine months ended September 30, 2026 and 2025, respectively, attributable to the annual actuarial assumption review. For 2026, the impacts primarily reflected unfavorable mortality and lapse assumption updates for certain blocks of universal life products, partially offset by favorable mortality assumption updates for traditional life products. For 2025, the assumption update impacts were primarily driven by updates to policyholder assumptions, including lapse and mortality updates related to traditional and universal life products.

Corebridge | Third Quarter 2026 Form 10-Q      133

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
LIQUIDITY AND CAPITAL RESOURCES OF COREBRIDGE PARENT AND INTERMEDIATE HOLDING
COMPANIES
As of September 30, 2026 and December 31, 2025, Corebridge Parent and its non-regulated intermediate holding companies
(“Corebridge Hold Cos.”) had $5.2 billion and $5.3 billion, respectively, in liquidity sources. These liquidity sources were primarily held in the form of cash and short-term investments and included a $3.0 billion and $3.0 billion committed revolving credit facility as of
September 30, 2026 and December 31, 2025, respectively. Corebridge Hold Cos.’ primary sources of liquidity are dividends, loans and other payments from subsidiaries, sales of businesses and credit facilities. Corebridge Hold Cos.’ primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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
As of September 30, 2026, Corebridge Parent and certain of our subsidiaries were parties to several letter of credit agreements with various financial institutions which issue letters of credit from time to time in support of our subsidiaries (primarily, insurance companies) which totaled $276 million and $276 million at September 30, 2026 and December 31, 2025, respectively.
The following table presents Corebridge Hold Cos.’ liquidity sources:

	September 30,	December 31,
(in millions)	2026	2025
Cash and short-term investments	$2,159	$2,319
Total Corebridge Hold Cos. liquidity	2,159	2,319
Available capacity under committed, revolving credit facility	3,000	3,000
Total Corebridge Hold Cos. liquidity sources	$5,159	$5,319
COREBRIDGE HOLD COS. LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
SOURCES
Liquidity to Corebridge Parent from Subsidiaries
During the three and nine months ended September 30, 2026, Corebridge Hold Cos. received $475 million and $1.9 billion in dividends from subsidiaries, the nine months ended September 30, 2026 includes dividends sourced from a portion of the proceeds received from the reinsurance agreement with CSLR.

Corebridge | Third Quarter 2026 Form 10-Q      134

ITEM 2 | Liquidity and Capital Resources
Senior Notes Offering
On August 20, 2026, Corebridge Parent issued $750 million of 5.90% Senior Notes due 2036. The net proceeds of the issuance of the notes will be used to repay a portion of the $1.25 billion of 3.65% senior notes that will mature on April 5, 2027.
USES
Interest Payments
We made interest payments on our debt instruments totaling $82 million and $318 million, respectively, during the three and nine months ended September 30, 2026.
Dividends
During the three and nine months ended September 30, 2026, we paid cash dividends totaling $110 million and $336 million, respectively, consisting of a quarterly dividend of $0.25 per share of Corebridge Parent common stock.
During the nine months ended September 30, 2026, we paid cash dividends totaling $18 million, consisting of a semi-annual dividend of $36.86 per share of Corebridge Parent preferred stock.
Repurchase of Common Stock
During the three and nine months ended September 30, 2026, we repurchased approximately 5 million and 57 million of shares of
Corebridge Parent common stock, for an aggregate purchase price of approximately $185 million and $1.7 billion.
For additional information, see Note 17 to the Condensed Consolidated Financial Statements.
Contributions
During the three and nine months ended September 30, 2026, Corebridge Hold Cos. made capital contributions totaling $75 million and $225 million to CRBG Bermuda.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-
puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. insurance companies had $6.1 billion which were due to FHLBs in their respective districts at September 30, 2026, under funding agreements which were reported in policyholder contract deposits. These investment contracts do not have mortality or morbidity risk. Proceeds from funding agreements are generally invested in investments intended to generate spread income. In addition, our U.S. insurance companies had no outstanding borrowings in the form of cash advances from FHLBs at September 30, 2026.
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
The aggregate amount of securities that a U.S. insurance company can lend under its program at any time is limited to 5% of its general account statutory-basis admitted assets. Our U.S. insurance companies had $2.0 billion and $3.4 billion of securities subject to these agreements at September 30, 2026 and December 31, 2025 and $2.2 billion and $3.3 billion liabilities to borrowers for collateral received at September 30, 2026 and December 31, 2025.

Corebridge | Third Quarter 2026 Form 10-Q      135

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
ANALYSIS OF SOURCES AND USES OF CASH
Our primary sources and uses of liquidity are summarized as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025
Sources:
Operating activities, net	$552	$140
Net changes in policyholder account balances	5,631	11,933
Issuance of long-term debt	743	—
Issuance of debt of consolidated investment entities	87	125
Contributions from noncontrolling interests	8	51
Financing other, net	48	—
Net change in securities lending and repurchase agreements	—	672
Effect of exchange rate changes on cash and restricted cash	—	1
Total Sources	7,069	12,922

Uses:
Investing activities, net	(3,707)	(9,862)
Repayments of debt of consolidated investment entities	(163)	(426)
Repayments of short-term debt	—	(1,101)
Distributions to noncontrolling interests	(63)	(124)
Dividends paid on common stock	(336)	(392)
Dividends paid on preferred stock	(18)	—
Net change in securities lending and repurchase agreements	(1,043)	—
Repurchase of common stock	(1,735)	(1,012)
Financing other, net	—	(507)
Total Uses	(7,065)	(13,424)
Net increase (decrease) in cash and cash equivalents	$4	$(502)
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
Investing Activities
Cash inflows from investing activities primarily include sales and maturities of underlying assets, mainly fixed maturities available-for-
sale and principal payments on mortgage and other loans. The primary cash outflows for investing activities relate to the purchases of new securities, mainly fixed maturities available-for-sale.

Corebridge | Third Quarter 2026 Form 10-Q      136

ITEM 2 | Liquidity and Capital Resources
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
CONTRACTUAL OBLIGATIONS
As of September 30, 2026, there have been no material changes in our contractual obligations from December 31, 2025, a description of which may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and
Capital Resources — Contractual Obligations” in the 2025 Form 10-K.
SHORT-TERM AND LONG-TERM DEBT
We expect to repay the short-term and long-term debt maturities and interest accrued on these borrowings through cash flows generated from invested assets, future cash flows from operations, and future debt and other financing arrangements.
The following tables provide the rollforward of our total debt outstanding:

(in millions)	Maturity Date(s)	Balance at December 31, 2025	Issuances	Maturities and Repayments	Other Changes	Balance at September 30, 2026
Current portion of long-term debt:
Senior unsecured notes*	2027	$—	$—	$—	$1,250	$1,250
Total short-term debt		—	—	—	1,250	1,250
Long-term debt issued by Corebridge:
Senior unsecured notes	2029 - 2052	$6,750	$750	$—	$(1,250)	$6,250
Hybrid junior subordinated notes	2052 - 2064	2,350	—	—	—	2,350
Long-term debt issued by Corebridge subsidiaries:
CRBGLH notes	2029	99	—	—	—	99
CRBGLH junior subordinated debentures	2030 - 2046	227	—	—	—	227
Total long-term debt		9,426	750	—	(1,250)	8,926
Debt issuance costs		(67)	—	—	(2)	(69)
Total long-term debt, net of debt issuance costs		9,359	750	—	(1,252)	8,857
Total debt, net of issuance costs		$9,359	$750	$—	$(2)	$10,107
*Represents $1.25 billion of 3.65% senior notes that will mature on April 5, 2027.
SENIOR UNSECURED NOTES
On August 20, 2026, Corebridge Parent issued $750 million of 5.90% Senior Notes due 2036.
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
under the 2025 Credit Facility.
For additional information on debt outstanding and revolving credit facilities, see Note 15 to the Consolidated Financial Statements in
the 2025 Form 10-K.

Corebridge | Third Quarter 2026 Form 10-Q      137

ITEM 2 | Liquidity and Capital Resources
DEBT OF CONSOLIDATED INVESTMENT ENTITIES
Our non-financial debt includes debt of consolidated investment entities and such debt does not represent our contractual obligation and is non-recourse to Corebridge. This non-financial debt includes notes and bonds payables supported by cash and investments held by us and certain of our non-insurance subsidiaries for the repayment of those obligations.

(in millions)	Balance at December 31, 2025	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance at September 30, 2026
Debt of consolidated investment entities – not guaranteed by Corebridge(a)(b)	$1,547	$87	$(163)	$(6)	$7	$1,472
(a)At September 30, 2026, includes debt of consolidated investment entities related to real estate investments of $409 million and other securitization vehicles of $815 million.
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
due to the pending merger with Equitable.

Corebridge | Third Quarter 2026 Form 10-Q      138

ITEM 2 | Liquidity and Capital Resources
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
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
During the second quarter of 2026, AGL entered into two committed repurchase agreement facilities totaling $1 billion. There were no outstanding borrowings under the facilities as of September 30, 2026.
As of September 30, 2026, other than the repo facilities disclosed above, there have been no material changes in our off-balance-
sheet arrangements and commercial commitments from December 31, 2025, a description of which may be found in “Management’s
Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Off-Balance Sheet
Arrangements and Commercial Commitments” in the 2025 Form 10-K.

Corebridge | Third Quarter 2026 Form 10-Q      139

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
For a complete discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition
and Results of Operation—Accounting Policies and Pronouncements in the 2025 Form 10-K.
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

Corebridge | Third Quarter 2026 Form 10-Q      140

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
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Corebridge management, with the participation of Corebridge’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30,
2026. Based on this evaluation, Corebridge’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corebridge | Third Quarter 2026 Form 10-Q      141

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

Corebridge | Third Quarter 2026 Form 10-Q      142

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

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
07/01/26 through 07/31/26	—	$—	—	$1,042
08/01/26 through 08/31/26	2,450,415	33.10	2,450,415	961
09/01/26 through 09/30/26	3,036,584	34.22	3,036,584	857
Total	5,486,999	$33.72	5,486,999	$857
*Excludes excise tax of $1.9 million due to the Inflation Reduction Act of 2022 for the three months ended September 30, 2026.
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
On May 3, 2026, we mutually agreed with Equitable to waive certain of the restrictions under the merger agreement to permit the repurchase by Corebridge and Equitable of Corebridge common stock and Equitable common stock, respectively, during the pendency of the Mergers. There can be no assurance that we will determine to make such share repurchases during the above noted
time period and if undertaken, the volume, pricing, timing and method of repurchases of shares of our common stock will be at our discretion.
During the three months ended September 30, 2026, Corebridge Parent repurchased approximately 5 million shares of Corebridge
Parent common stock, par value $0.01 per share, for an aggregate purchase price of $185 million, pursuant to the Program.
As of September 30, 2026, approximately $857 million remained under the Program authorizations.
For additional information related to share repurchases see Note 17 to the Condensed Consolidated Financial Statements.

ITEM 5 | Other Information
Not applicable.

Corebridge | Third Quarter 2026 Form 10-Q      143

Exhibit Index
Exhibit Index

Exhibit Number	Description
4.1
Ninth Supplemental Indenture, dated August 20, 2026, between Corebridge and The Bank of New York Mellon, as
Trustee, relating to the Notes, incorporated by reference to Exhibit 4.2 to Corebridge Financial, Inc.’s Current Report
on Form 8-K, filed on August 20, 2026. (File No.001-41504-261299994).

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
101**
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business
Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31,
2025, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended
September 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Comprehensive
Income (Loss) for the three and nine months ended September 30, 2026 and 2025, and (vi) the Notes to the
Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101).
*	Filed herewith.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, as amended.

Corebridge | Third Quarter 2026 Form 10-Q      144

Signatures

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREBRIDGE FINANCIAL, INC.
(Registrant)

/s/ CHRISTOPHER FILIAGGI
Christopher Filiaggi
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated November 3, 2026